Form 10-Q
period 1996-03-31
GILEAD SCIENCES INC
filed 1996-04-26
CIK 882095

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 1996

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                              COMMISSION FILE NO.
                                    0-19731

                            ------------------------

                             GILEAD SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                     94-3047598
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)        Identification
                                                No.)

    353 LAKESIDE DRIVE, FOSTER CITY,            94404
               CALIFORNIA
(Address of principal executive offices)     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
                    CODE:  415-574-3000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__          No _____

    Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of April 12, 1996: 28,322,049.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             GILEAD SCIENCES, INC.
                                     INDEX

                                                                                                           PAGE NO.
                                                                                                        ---------------
PART I.  FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements and Notes
           Consolidated Balance Sheets -- March 31, 1996 and December 31, 1995........................             3
           Consolidated Statements of Operations -- for the three months ended March 31, 1996 and
            1995......................................................................................             4
           Consolidated Statements of Cash Flows -- for the three months ended March 31, 1996 and
            1995......................................................................................             5
           Notes to Consolidated Financial Statements.................................................             6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations......             7

PART II.  OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K...........................................................             9
SIGNATURES............................................................................................            10

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                             GILEAD SCIENCES, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS

                                                                                                        MARCH 31,    DECEMBER 31,
                                                                                                          1996           1995
                                                                                                       -----------   ------------
                                                                                                       (UNAUDITED)      (NOTE)
Current assets:
  Cash and cash equivalents..........................................................................   $ 49,364       $ 27,420
  Short-term investments.............................................................................    254,449        128,239
  Prepaid expenses and other current assets..........................................................      2,530          1,558
                                                                                                       -----------   ------------
    Total current assets.............................................................................    306,343        157,217
Property and equipment, net..........................................................................      7,928          8,369
Other assets.........................................................................................      1,162          1,073
                                                                                                       -----------   ------------
                                                                                                        $315,433       $166,659
                                                                                                       -----------   ------------
                                                                                                       -----------   ------------

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................................   $    839       $  2,412
  Accrued clinical and preclinical expenses..........................................................      5,255          3,923
  Other accrued liabilities..........................................................................      3,464          2,229
  Deferred contract revenues.........................................................................      2,500            208
  Current portion of equipment financing obligations and long-term debt..............................      2,892          2,906
                                                                                                       -----------   ------------
    Total current liabilities........................................................................     14,950         11,678
Noncurrent portion of equipment financing obligations and long-term debt.............................      2,812          3,482
Commitments
Stockholders' equity:
  Common stock, par value $.001 per share; 35,000,000 shares authorized; 28,305,016 shares and
   23,769,878 shares issued and outstanding at March 31, 1996 and December 31, 1995, respectively....         28             24
  Additional paid-in capital.........................................................................    422,504        265,460
  Unrealized gains (losses) on investments, net......................................................       (136)           167
  Accumulated deficit................................................................................   (123,556)      (112,754)
  Deferred compensation..............................................................................     (1,169)        (1,398)
                                                                                                       -----------   ------------
    Total stockholders' equity.......................................................................    297,671        151,499
                                                                                                       -----------   ------------
                                                                                                        $315,433       $166,659
                                                                                                       -----------   ------------
                                                                                                       -----------   ------------

Note: The consolidated balance sheet at December 31, 1995 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                             GILEAD SCIENCES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                   THREE MONTHS
                                                                                                                       ENDED
                                                                                                                     MARCH 31,
                                                                                                                 -----------------
                                                                                                                   1996     1995
                                                                                                                 --------  -------
                                                                                                                    (UNAUDITED)
Total revenues.................................................................................................  $    779  $   930
Operating costs and expenses:
  Research and development.....................................................................................     9,309    8,054
  Selling, general and administrative..........................................................................     4,839    2,765
                                                                                                                 --------  -------
Total operating costs and expenses.............................................................................    14,148   10,819
                                                                                                                 --------  -------
Loss from operations...........................................................................................   (13,369)  (9,889)
Interest income, net...........................................................................................     2,567    1,016
                                                                                                                 --------  -------
Net loss.......................................................................................................  $(10,802) $(8,873)
                                                                                                                 --------  -------
                                                                                                                 --------  -------
Net loss per share.............................................................................................  $  (0.42) $ (0.46)
                                                                                                                 --------  -------
                                                                                                                 --------  -------
Common shares used in the calculation of net loss per share....................................................    25,669   19,105
                                                                                                                 --------  -------
                                                                                                                 --------  -------

                            See accompanying notes.

                             GILEAD SCIENCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                                               THREE MONTHS ENDED
                                                                                                                   MARCH 31,
                                                                                                             ----------------------
                                                                                                                1996        1995
                                                                                                             ----------  ----------
                                                                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss.................................................................................................  $  (10,802) $   (8,873)
  Adjustments used to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..........................................................................       1,084       1,104
    Changes in assets and liabilities:
      Prepaid expenses and other current assets............................................................        (972)       (379)
      Other assets.........................................................................................         (89)        143
      Accounts payable.....................................................................................      (1,573)        293
      Accrued clinical and preclinical expenses............................................................       1,332         248
      Other accrued liabilities............................................................................       1,235         786
      Deferred contract revenues...........................................................................       2,292        (800)
                                                                                                             ----------  ----------
        Total adjustments..................................................................................       3,309       1,395
                                                                                                             ----------  ----------
        Net cash used in operating activities..............................................................      (7,493)     (7,478)
                                                                                                             ----------  ----------
Cash flows from investing activities:
  Purchases of short-term investments......................................................................    (158,631)    (23,508)
  Sales of short-term investments..........................................................................       3,883      --
  Maturities of short-term investments.....................................................................      28,235      46,863
  Capital expenditures.....................................................................................        (414)       (168)
                                                                                                             ----------  ----------
        Net cash (used in) provided by investing activities................................................    (126,927)     23,187
                                                                                                             ----------  ----------
Cash flows from financing activities:
  Payments of equipment financing obligations and long-term debt...........................................        (684)       (702)
  Proceeds from issuance of common stock...................................................................     157,048         107
                                                                                                             ----------  ----------
        Net cash (used in) provided by financing activities................................................     156,364        (595)
                                                                                                             ----------  ----------
Net increase in cash and cash equivalents..................................................................      21,944      15,114
Cash and cash equivalents at beginning of period...........................................................      27,420      15,296
                                                                                                             ----------  ----------
Cash and cash equivalents at end of period.................................................................  $   49,364  $   30,410
                                                                                                             ----------  ----------
                                                                                                             ----------  ----------

                            See accompanying notes.

                             GILEAD SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The information at March 31, 1996, and for the three month periods ended March 31, 1996 and 1995, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1995 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1996 Annual Meeting of Stockholders.

    NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options are excluded from the computation as their effect is antidilutive.

    DEFERRED COMPENSATION

    The  Company  records  deferred  compensation  on  option  grants  for   the
difference between the grant price and the market value on the date of grant and amortizes such amounts over the five year vesting period of the options.

2.  INVESTMENTS

    Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities, which consist primarily of U.S. Treasury Securities, are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At March 31, 1996, the contractual maturities of the debt securities do not exceed two years.

3.  AGREEMENT WITH GLAXO

    In March 1996, Gilead and Glaxo Wellcome Inc. ("Glaxo") entered into a new collaborative research agreement, extending for five years the existing collaboration between the parties. Under the terms of the new agreement, Glaxo will fund Gilead's ongoing research in the code blocker field for five years. Each party has a worldwide right to the other party's patent rights to research, develop, manufacture and sell products based on code blocker technology for all applications. Glaxo will have the primary right to develop any products identified during the collaboration. Gilead is entitled to payments for achievement of regulatory milestones, as well as royalties on any product sales. Glaxo has a right to terminate the collaborative research and funding at any time after two years, in which case Gilead could develop code blocker technology independently or with a third party. Under the terms of the agreement the Company received $3.0 million in March 1996 to fund research during the first year of the new agreement.

4.  AUTHORIZED COMMON STOCK

    On January 22, 1996, the Board of Directors approved an amendment to the Company's certificate of incorporation, increasing the number of shares of common stock the Company is authorized to issue from 35,000,000 to 60,000,000. This increase is subject to stockholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its inception in June 1987, Gilead has devoted substantially all of its resources to its research and development programs. To date, Gilead has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to incur substantial losses for the next several years, due primarily to its research and development programs, including preclinical studies, clinical trials and manufacturing, as well as increasing commercialization and marketing and sales efforts in anticipation of potential product sales. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market its products or ever achieve or sustain product revenues or profitability. As of March 31, 1996, the Company's accumulated deficit was approximately $123.6 million.

    The successful development and commercialization of the Company's products will require substantial and ongoing efforts at the forefront of the life sciences industry. There are currently no commercially available products based on the nucleotide technologies being developed by the Company. The Company is pursuing preclinical or clinical development of a number of product candidates. Even if these product candidates appear promising during various stages of development, they may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products will be found ineffective or unduly toxic during preclinical or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of others.

    As an early stage company in an industry undergoing rapid change, the Company faces significant challenges and risks, including the risks inherent in its research and development programs, uncertainties in obtaining and enforcing patents, the lengthy and expensive regulatory approval process, intense competition from pharmaceutical and biotechnology companies, increasing pressure on pharmaceutical pricing from payors, patients and government agencies, limitations on the availability of capital and uncertainties associated with the eventual market acceptance of VISTIDE-Registered Trademark- (cidofovir injection) or any of the Company's products in development. These risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the period ended December 31, 1995. Stockholders and potential investors in the Company should carefully consider these risks in evaluating the Company and should be aware that the realization of any of these risks could have a dramatic and negative impact on the Company's stock price.

    This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks discussed in the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

RESULTS OF OPERATIONS

REVENUES

    The Company had total revenues of $0.8 million and $0.9 million for the quarters ended March 31, 1996 and 1995, respectively. Revenues during these periods resulted primarily from the Company's collaborative research and development agreement with Glaxo. In March 1996, the Company and Glaxo entered into a new collaborative research agreement, extending for five years the existing collaboration between the parties.

OPERATING COSTS AND EXPENSES

    For the quarter ended March 31, 1996, the Company's research and development expenses increased 16% to $9.3 million from $8.1 million for the same period in 1995. This increase was due primarily to increases in research and development staffing, preclinical expenses and expenses associated with the Company's ongoing clinical trials for several product candidates. The Company expects its research and development expenses in the remainder of 1996 will grow significantly reflecting anticipated increased expenses related to additions to staffing, preclinical studies, clinical trials and manufacturing.

    Selling, general and administrative expenses were $4.8 million and $2.8 million for the quarters ended March 31, 1996 and 1995, respectively, representing an  increase of  75%. This  increase was  incurred to  support  the
Company's establishment of marketing and sales capabilities in advance of potential product launch and to support the expanded research and development efforts, as well as to expand corporate development activities and related legal expenses and patent activities. The Company expects its selling, general and administrative expenses to significantly increase during the remainder of 1996 in connection with the establishment of sales and marketing capability in anticipation of potential product sales, related commercialization efforts and corporate development activities.

NET INTEREST INCOME

    The Company had net interest income of $2.6 million and $1.0 million for the quarters ended March 31, 1996 and 1995, respectively, representing an increase of 153%. Net interest income has significantly increased due to the Company's higher average cash and cash equivalents and short-term investment balances which resulted from the Company's two public offerings of common stock completed in February 1996 and August 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments were $303.8 million at March 31, 1996 compared to $155.7 million at December 31, 1995. This increase is the result of the Company's public offering of common stock in February 1996 which generated $155.6 million in net proceeds. No significant construction or build-out costs or other significant capital expenditures are expected to be incurred during 1996. During 1996, the Company expects to incur substantial research and development and selling, general and administrative expenses, including expenses related to additions to staffing, preclinical studies, clinical trials and commercialization expenses and marketing and sales expenses in anticipation of potential product launch. The Company is actively seeking additional collaborative agreements with corporate partners. There can be no assurance, however, that any such agreements will be entered into or that they will reduce the Company's funding requirements. The Company expects that additional equity or debt financings may be required to fund its operations. There can be no assurance that such funds will be available on favorable terms, if at all.

    Net cash used in operations was $7.5 million for each of the three month periods ended March 31, 1996 and 1995, respectively. The Company expects its cash requirements to grow in future periods due to higher expenses. However, the Company believes that its existing capital resources will be adequate to satisfy its capital needs for the foreseeable future. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of any of the Company's products that receive marketing approval, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the establishment of sales and marketing capabilities and the establishment of collaborative relationships with other companies.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    None

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed for the Quarter ended March 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           GILEAD SCIENCES, INC.
                                               --------------------------------------------
                                                               (Registrant)

Date: April 26, 1996                                      /s/ MICHAEL L. RIORDAN
                                               --------------------------------------------
                                                            Michael L. Riordan
                                                          Chairman and President

Date: April 26, 1996                                       /s/ MICHAEL F. BIGHAM
                                               --------------------------------------------
                                                             Michael F. Bigham
                                                  Executive Vice President for Operations
                                                        and Chief Financial Officer
                                               (Principal Financial and Accounting Officer)