Form 10-Q
period 1996-05-31
GILEAD SCIENCES INC
filed 1996-07-26
CIK 882095

                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                    FORM 10-Q


[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the period ended              JUNE 30, 1996
                      ---------------------------------------
                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                              Commission File No.
                                     0-19731


                              GILEAD SCIENCES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                         94-3047598
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

353 Lakeside Drive, Foster City, California                    94404
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    415-574-3000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No
                        ------        ------

     Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of July 19, 1996: 28,486,798.

                          GILEAD SCIENCES, INC.

                                  INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE NO.
                                                                       --------
Item 1.   Condensed Consolidated Financial Statements and Notes

          Condensed Consolidated Balance Sheets - June 30, 1996 and
          December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations - for the three months and six months ended June 30, 1996 and 1995 . . . . . . . . 4

          Condensed Consolidated Statements of Cash Flows - for the six
          months ended June 30, 1996 and 1995. . . . . . . . . . . . . . . . 5

          Notes to Condensed Consolidated Financial Statements . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . 7


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders . . . . . .  9

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .10

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                        PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Notes

                             GILEAD SCIENCES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)


                                   ASSETS

                                                                        JUNE 30,     DECEMBER 31,
                                                                          1996           1995
                                                                      -----------    ------------
Current assets:                                                       (unaudited)       (Note)
   Cash and cash equivalents                                           $ 182,918     $   27,420
   Short-term investments                                                107,481        128,239
   Accounts receivable (less allowances of $220 at June 30, 1996)          1,537              -
   Prepaid expenses and other current assets                               3,235          1,558
                                                                      ----------     ----------
      Total current assets                                               295,171        157,217

Property and equipment, net                                                7,774          8,369
Other assets                                                               1,015          1,073
                                                                      ----------     ----------
                                                                       $ 303,960      $ 166,659
                                                                      ----------     ----------
                                                                      ----------     ----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                    $   1,142      $   2,412
   Accrued clinical and preclinical expenses                               5,276          3,923
   Other accrued liabilities                                               3,480          2,229
   Deferred contract revenues                                              1,750            208
   Current portion of equipment financing obligations
      and long-term debt                                                   2,943          2,906
                                                                      ----------     ----------

      Total current liabilities                                           14,591         11,678

Noncurrent portion of equipment financing obligations
      and long-term debt                                                   2,090          3,482

Commitments

Stockholders' equity:
   Common stock, par value $.001 per share; 60,000,000
      shares authorized; 28,341,999 shares and
      23,769,878 shares issued and outstanding at
      June 30, 1996 and December 31, 1995, respectively                       28             24
   Additional paid-in capital                                            424,559        265,460
   Unrealized gains (losses) on investments, net                            (654)           167
   Accumulated deficit                                                  (135,714)      (112,754)
   Deferred compensation                                                    (940)        (1,398)
                                                                      ----------     ----------
      Total stockholders' equity                                         287,279        151,499
                                                                      ----------     ----------
                                                                       $ 303,960      $ 166,659
                                                                      ----------     ----------
                                                                      ----------     ----------

Note: The consolidated balance sheet at December 31, 1995 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                           See accompanying notes.

                            GILEAD SCIENCES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                  (in thousands, except per share amounts)


                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                JUNE 30,                   JUNE 30,
                                                                       ------------------------    ---------------------
                                                                          1996          1995          1996        1995
                                                                       ----------   -----------    ---------   ---------
Revenues:

   Product sales, net                                                  $   1,403    $      -       $  1,403    $       -
   Contract sales                                                            803         935          1,582        1,865
                                                                       ---------    --------       --------    ---------

      Total revenues                                                       2,206         935          2,985        1,865
                                                                       ---------    --------       --------    ---------

Costs and expenses:

   Cost of sales                                                             101           -            101            -
   Research and development                                               10,563       7,500         19,846       15,554
   Selling, general and administrative                                     7,440       2,415         12,305        5,180
                                                                       ---------    --------       --------    ---------

      Total costs and expenses                                            18,104       9,915         32,252       20,734
                                                                       ---------    --------       --------    ---------

Loss from operations                                                     (15,898)     (8,980)       (29,267)     (18,869)

Interest income, net                                                       3,740       1,045          6,307        2,061
                                                                       ---------    --------       --------    ---------

Net loss                                                                $(12,158)    $(7,935)      $(22,960)    $(16,808)
                                                                       ---------    --------       --------    ---------
                                                                       ---------    --------       --------    ---------

Net loss per share                                                      $  (0.43)    $ (0.41)      $  (0.85)    $  (0.88)
                                                                       ---------    --------       --------    ---------
                                                                       ---------    --------       --------    ---------

Common shares used in the
   calculation of net loss per share                                      28,330      19,165         26,999       19,135
                                                                       ---------    --------       --------    ---------
                                                                       ---------    --------       --------    ---------



                             See accompanying notes.

                              GILEAD SCIENCES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)
                                  (in thousands)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                          1996           1995
                                                                       ----------      ---------
Cash flows from operating activities:
   Net loss                                                            $ (22,960)      $(16,808)
   Adjustments used to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                                        2,883          2,188
      Changes in assets and liabilities:
         Accounts receivable                                              (1,537)             -
         Prepaid expenses and other current assets                        (1,677)          (275)
         Other assets                                                         58            153
         Accounts payable                                                 (1,270)           (31)
         Accrued clinical and preclinical expenses                         1,353            563
         Other accrued liabilities                                         1,251            281
         Deferred contract revenues                                        1,542         (1,600)
                                                                       ---------       --------

            Total adjustments                                              2,603          1,279
                                                                       ---------       --------

            Net cash used in operating activities                        (20,357)       (15,529)
                                                                       ---------       --------

Cash flows from investing activities:
   Purchases of short-term investments                                  (225,523)       (70,799)
   Sales of short-term investments                                       128,250         10,455
   Maturities of short-term investments                                  117,210         69,556
   Capital expenditures                                                   (1,124)          (255)
                                                                       ---------       --------
            Net cash provided by
               investing activities                                       18,813          8,957
                                                                       ---------       --------

Cash flows from financing activities:
   Payments of equipment financing obligations
      and long-term debt                                                  (1,355)        (1,394)
   Proceeds from issuance of common stock                                158,397          1,201
                                                                       ---------       --------
            Net cash provided by (used in)
               financing activities                                      157,042           (193)
                                                                       ---------       --------

Net increase (decrease) in cash and cash equivalents                     155,498         (6,765)

Cash and cash equivalents at beginning of period                          27,420         15,296
                                                                       ---------       --------

Cash and cash equivalents at end of period                              $182,918      $   8,531
                                                                       ---------       --------
                                                                       ---------       --------



                             See accompanying notes.

                            GILEAD SCIENCES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                  (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The information at June 30, 1996, and for the three and six month periods ended June 30, 1996 and 1995, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the nine month period ended December 31, 1995 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1996 Annual Meeting of Stockholders and the interim financial statements included in the previously filed quarterly report (Form 10-Q) for the three months ended March 31, 1996.

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

2.   INVESTMENTS

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities, which consist primarily of commercial paper of major U.S. corporations, U.S. Treasury Securities and Certificates of Deposit, are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At June 30, 1996, the contractual maturities of the debt securities do not exceed three years.

3.   AUTHORIZED COMMON STOCK

     On May 14, 1996, the stockholders approved an amendment to the Company's certificate of incorporation, increasing the number of shares of common stock the Company is authorized to issue from 35,000,000 to 60,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Since its inception in June 1987, Gilead has devoted substantially all of its resources to its research and development programs. The Company has been unprofitable since its inception and expects to incur substantial losses for the next several years, due primarily to its research and development programs, including preclinical studies, clinical trials and manufacturing, as well as increasing marketing and sales efforts in support of VISTIDE-Registered Trademark- (cidofovir injection) sales. On June 26, 1996 the U. S. Food and Drug Administration (FDA) granted marketing clearance of VISTIDE for the treatment of cytomegalovirus retinitis (CMV) in patients with AIDS. The Company is independently marketing VISTIDE in the United States with an antiviral specialty sales force. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products or ever achieve or sustain profitability. As of June 30, 1996, the Company's accumulated deficit was approximately $135.7 million.

     The successful development and commercialization of the Company's products will require substantial and ongoing efforts at the forefront of the life sciences industry. The Company is pursuing preclinical or clinical development of a number of additional product candidates. Even if these product candidates appear promising during various stages of development, they may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products will be found ineffective or unduly toxic during preclinical or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of others.

     As a company in an industry undergoing rapid change, the Company faces significant challenges and risks, including the risks inherent in its research and development programs, uncertainties in obtaining and enforcing patents, the lengthy and expensive regulatory approval process, intense competition from pharmaceutical and biotechnology companies, increasing pressure on pharmaceutical pricing from payors, patients and government agencies, limitations on the availability of capital and uncertainties associated with the eventual market acceptance of VISTIDE or any of the Company's products in development. These risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the nine month period ended December 31, 1995. Stockholders and potential investors in the Company should carefully consider these risks in evaluating the Company and should be aware that the realization of any of these risks could have a dramatic and negative impact on the Company's stock price.

     This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks discussed in the Company's Annual Report on Form 10-K for the nine month period ended December 31, 1995.

RESULTS OF OPERATIONS

REVENUES

     The Company had total revenues of $2.2 million and $0.9 million for the quarters ended June 30, 1996 and 1995, respectively. Total revenues for the six month periods ended June 30, 1996 and 1995 were $3.0 million and $1.9 million, respectively. Revenues increased during the three and six month periods ended June 30, 1996, primarily due to net product sales of $1.4 million derived from the launch of VISTIDE in June 1996. Other revenue resulted primarily from the Company's collaborative research and development agreement with Glaxo. In March 1996, the Company and Glaxo entered into a new collaborative research agreement, extending for five years the existing collaboration between the parties.

COSTS AND EXPENSES

     For the quarter ended June 30, 1996, the Company's research and development expenses increased 41% to $10.6 million from $7.5 million for the same period in 1995. The Company's research and development expenses increased 27% to $19.8 million for the six month period ended June 30, 1996 from $15.6 million for the same period in 1995. This increase was due primarily to increases in expenses associated with the Company's ongoing clinical trials for several product candidates, as well as increases in research and development staffing and preclinical expenses. The Company expects its research and development expenses in the remainder of 1996 will grow significantly reflecting anticipated increased expenses related to clinical trials and manufacturing.

     Selling, general and administrative expenses were $7.4 million and $2.4 million for the quarters ended June 30, 1996 and 1995, respectively, representing an increase of 208%. For the six month periods ended June 30, 1996 and 1995, such expenses were $12.3 million and $5.2 million, respectively, an increase of 136%. This increase is attributable primarily to the establishment of marketing and sales capabilities in connection with the launch of VISTIDE, as well as activities in support of the Company's expanded research and development efforts. The Company expects its selling, general and administrative expenses to significantly increase during the remainder of 1996 in connection with on-going marketing and sales activities, as well as increased corporate development activities.

NET INTEREST INCOME

     The Company had net interest income of $3.7 million and $1.0 million for the quarters ended June 30, 1996 and 1995, respectively, representing an increase of 270%. Net interest income for the six month periods ended June 30, 1996 and 1995 was $6.3 million and $2.1 million, respectively. Net interest income has significantly increased due to the Company's higher average cash and cash equivalents and short-term investment balances which resulted from the Company's two public offerings of common stock completed in February 1996 and August 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term investments were $290.4 million at June 30, 1996 compared to $155.7 million at December 31, 1995. This increase is the result of the Company's public offering of common stock in February 1996 which generated $155.6 million in net proceeds. The Company expects to incur construction and equipment costs of approximately $3.0 million related to the build-out of a 37,000 square foot facility leased in August 1996. The costs will be incurred during the third and fourth quarter of 1996 and the Company expects to occupy this space by October 1996. During 1996, the Company expects to incur substantial and increasing research and development and selling, general and administrative expenses. The Company is actively seeking additional collaborative agreements with corporate partners. There can be no assurance, however, that any such agreements will be entered into or that they will reduce the Company's funding requirements. The Company expects that additional equity or debt financings may be required to fund its operations. There can be no assurance that such funds will be available on favorable terms, if at all.

     Net cash used in operations was $20.4 million and $15.5 million for each of the six month periods ended June 30, 1996 and 1995, respectively. The Company expects its cash requirements to grow in future periods due to higher expenses. However, the Company believes that its existing capital resources, including net product revenues, will be adequate to satisfy its capital needs for the foreseeable future. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of VISTIDE and any of the Company's products in development that receive marketing approval, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the establishment of sales and marketing capabilities and the establishment of collaborative relationships with other companies.


                       PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders on May 14, 1996, the stockholders elected six directors to serve until the next annual meeting. They also approved the amendments to the Company's 1991 Stock Option Plan ("Option Plan"), approved the adoption of the Company's 1995 Non-Employee Directors' Stock Option Plan ("Directors' Plan"), ratified an amendment to the Company's Restated Certificate of Incorporation increasing the Company's authorized shares of common stock ("Certificate of Incorporation"), and ratified the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1996 ("Selection of Auditors").

     Of the 28,288,416 shares of Common Stock of the Company outstanding as of the March 25, 1996 record date for the Annual Meeting (the "Outstanding Shares"), the votes regarding the election of directors were as follows:

                                     Votes
                        Votes      Against or                    Broker
                         For        Withheld     Abstentions    Non-votes
                      ----------   ----------    -----------    ---------

Etienne F. Davignon   24,072,775     248,983        N/A            N/A
James M. Denny, Sr.   24,072,675     249,083        N/A            N/A
Gordon E. Moore       24,072,674     249,084        N/A            N/A
Michael L. Riordan    24,072,763     248,995        N/A            N/A
Donald H. Rumsfeld    24,072,575     249,183        N/A            N/A
George P. Shultz      24,072,575     249,183        N/A            N/A

     Of the Outstanding Shares, 13,345,091 shares were voted for the ratification of the amendments to the Option Plan, increasing the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,250,000 shares and adding provisions with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended; 6,299,367 shares were voted against or were withheld; 22,775 shares abstained; and no shares were broker non-votes.

     Of the Outstanding Shares, 16,577,948 shares were voted for the ratification of the Directors' Plan; 46,874 shares abstained; and no shares were broker non-votes.

     Of the Outstanding Shares, 23,865,650 shares were voted for the ratification of the amendment to the Certificate of Incorporation; 315,903 shares were voted against or were withheld; 21,935 shares abstained; and no shares were broker non-votes.

     Of the Outstanding Shares, 24,272,401 shares were voted for the ratification of the Selection of Auditors; 15,564 shares were voted against or were withheld; 33,493 shares abstained; and no shares were broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     10.35  Agreement among Registrant and Michael F. Bigham.

     10.36 Vintage Park Research and Development Lease by and between Registrant and WCB Sixteen Limited Partnership dated June 24, 1996 for premises located at 333 Lakeside Drive, Foster City, California.

     10.37 Amendment No. 1 to Vintage Park Research and Development Lease by and between Registrant and WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 335 Lakeside Drive, Foster City, California.

     10.38 Amendment No. 2 to Vintage Park Research and Development Lease by and between Registrant and WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 344B, 346 and 353 Lakeside Drive, Foster City, California.

     10.39 Amendment No. 2 to Vintage Park Research and Development Lease by and between Registrant and WCB Sixteen Limited Partnership dated June 24, 1996 for premises located at 342A and 368 Lakeside Drive, Foster City, California.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the Quarter ended June 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GILEAD SCIENCES, INC.
                                  ---------------------------------------
                                  (Registrant)





Date:     July 26, 1996           /s/ John C. Martin
                                  ---------------------------------------
                                  John C. Martin
                                  President and Chief Executive Officer




Date:     July 26, 1996           /s/ Mark L. Perry
                                  ---------------------------------------
                                  Mark L. Perry
                                  Vice President, Chief Financial Officer
                                  and General Counsel