Form 10-Q
period 1996-09-30
GILEAD SCIENCES INC
filed 1996-10-25
CIK 882095

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the period ended    SEPTEMBER 30, 1996

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

                           Yes___X____ No________

    Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of October 10, 1996: 28,559,023.

                             GILEAD SCIENCES, INC.

                                     INDEX

PART   I.   FINANCIAL INFORMATION                                      PAGE NO.
                                                                       --------
Item   1.   Condensed Consolidated Financial Statements and Notes

            Condensed Consolidated Balance Sheets - September 30, 1996
            and December 31, 1995......................................     3

            Condensed Consolidated Statements of Operations - for the
            three months and nine months ended September 30, 1996 and
            1995.......................................................     4

            Condensed Consolidated Statements of Cash Flows - for the
            nine months  ended September 30, 1996 and 1995.............     5

            Notes to Condensed Consolidated Financial Statements.......     6

Item   2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................     7

PART   II.  OTHER INFORMATION

Item   6.   Exhibits and Reports on Form 8-K...........................    10

            SIGNATURES.................................................    11

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Notes

                                GILEAD SCIENCES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share and per share amounts)

                                        ASSETS
                                               SEPTEMBER 30,    DECEMBER 31,
                                                   1996             1995
                                               -------------    ------------
Current assets:                                 (unaudited)        (Note)

    Cash and cash equivalents                   $  156,043       $   27,420
    Short-term investments                         134,260          128,239
    Accounts receivable (less allowances of
      $1,326 at September 30, 1996)                  2,994                -
    Other current assets                            13,330            1,558
                                                ----------       ----------
         Total current assets                      306,627          157,217

Property and equipment, net                          7,609            8,369
Other assets                                         1,209            1,073
                                                ----------       ----------
                                                $  315,445       $  166,659
                                                ----------       ----------
                                                ----------       ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                            $    1,941       $    2,412
    Accrued clinical and preclinical expenses        5,549            3,923
    Other accrued liabilities                        4,682            2,229
    Deferred contract revenues                       1,000              208
    Current portion of equipment financing
      obligations and long-term debt                 2,882            2,906
                                                ----------       ----------
         Total current liabilities                  16,054           11,678

Noncurrent portion of equipment financing
  obligations and long-term debt                     1,492            3,482

Commitments

Stockholders' equity:
  Common stock, par value $.001 per share;
    60,000,000 shares authorized; 28,558,823
    shares and 23,769,878 shares issued and
    outstanding at September 30, 1996 and
    December 31, 1995, respectively                     29               24
  Additional paid-in capital                       424,974          265,460
  Unrealized gains (losses) on investments, net         11              167
  Accumulated deficit                             (126,404)        (112,754)
  Deferred compensation                               (711)          (1,398)
                                                ----------       ----------
         Total stockholders' equity                297,899          151,499
                                                ----------       ----------
                                                $  315,445       $  166,659
                                                ----------       ----------
                                                ----------       ----------

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

                              GILEAD SCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (in thousands, except per share amounts)


                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                              ------------------     ---------------------
                                                1996       1995         1996        1995
                                              -------    -------     ---------    --------
Revenues:

    Product sales, net                        $ 3,353    $     -     $   4,755    $      -
    Contract revenues                          21,301      1,067        22,884       2,932
                                              -------    -------     ---------    --------
       Total revenues                          24,654      1,067        27,639       2,932
                                              -------    -------     ---------    --------

Costs and expenses:

    Cost of sales                                 447          -           548           -
    Research and development                   11,163      8,194        31,008      23,748
    Selling, general and administrative         7,641      2,769        19,947       7,949
                                              -------    -------     ---------    --------

       Total costs and expenses                19,251     10,963        51,503      31,697
                                              -------    -------     ---------    --------

Income (loss) from operations                   5,403     (9,896)      (23,864)    (28,765)

Interest income, net                            3,907      1,470        10,214       3,531
                                              -------    -------     ---------    --------

Net income (loss)                             $ 9,310    $(8,426)    $ (13,650)   $(25,234)
                                              -------    -------     ---------    --------
                                              -------    -------     ---------    --------

Net income (loss) per share                   $  0.30    $ (0.40)    $   (0.50)   $  (1.28)
                                              -------    -------     ---------    --------
                                              -------    -------     ---------    --------

Common and common equivalent
  shares used in the calculation of net
  income (loss) per share                      30,549     21,085        27,500      19,785
                                              -------    -------     ---------    --------
                                              -------    -------     ---------    --------

                               See accompanying notes.

                             GILEAD SCIENCES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                  (unaudited)
                                (in thousands)


                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------
                                                       1996             1995
                                                  -------------    --------------
Cash flows from operating activities:
  Net loss                                         $  (13,650)      $  (25,234)
  Adjustments used to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                       3,718            3,273
    Changes in assets and liabilities:
      Accounts receivable                              (2,994)               -
      Other current assets                            (11,772)            (153)
      Other assets                                       (136)              83
      Accounts payable                                   (471)             151
      Accrued clinical and preclinical expenses         1,626            1,042
      Other accrued liabilities                         2,453              577
      Deferred contract revenues                          792           (1,034)
                                                   ----------       ----------
        Total adjustments                              (6,784)           3,939
                                                   ----------       ----------

        Net cash used in operating activities         (20,434)         (21,295)
                                                   ----------       ----------

Cash flows from investing activities:
  Purchases of short-term investments                (324,752)        (125,302)
  Sales of short-term investments                     201,366           10,455
  Maturities of short-term investments                117,209          105,062
  Capital expenditures                                 (1,565)            (485)
                                                   ----------       ----------

        Net cash used in investing activities          (7,742)         (10,270)
                                                   ----------       ----------

Cash flows from financing activities:
  Payments of equipment financing obligations
   and long-term debt                                  (2,014)          (2,085)
  Proceeds from issuance of common stock              158,813           90,750
                                                   ----------       ----------

        Net cash provided by financing activities     156,799           88,665
                                                   ----------       ----------

Net increase in cash and cash equivalents             128,623           57,100

Cash and cash equivalents at beginning of period       27,420           15,297
                                                   ----------       ----------

Cash and cash equivalents at end of period         $  156,043       $   72,397
                                                   ----------       ----------
                                                   ----------       ----------

                               See accompanying notes.

                             GILEAD SCIENCES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996
                                  (unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The information at September 30, 1996, and for the three and nine month periods ended September 30, 1996 and 1995, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the nine month period ended December 31, 1995 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1996 Annual Meeting of Stockholders and the interim financial statements included in the previously filed quarterly reports (Form 10-Q) for the three and six months ended March 31, 1996 and June 30, 1996.

    PER SHARE DATA

    Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares attributable to stock options outstanding during the period. Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options are excluded from the net loss per share computation as their effect is antidilutive.

    DEFERRED COMPENSATION

    The Company records deferred compensation on option grants for the difference between the grant price and the market value on the date of grant and amortizes such amounts over the five year vesting period of the options.

2.  INVESTMENTS

    Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities, which consist primarily of commercial paper of major U.S. corporations, U.S. Treasury Securities and Certificates of Deposit, are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense.
The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At September 30, 1996, the contractual maturities of the debt securities do not exceed three years.

3.  CONTRACT REVENUE

    In August 1996, Gilead and Pharmacia & Upjohn S.A. ("P&U") entered into a collaboration to market VISTIDE-Registered Trademark- (cidofovir injection) in all countries outside the United States. Under the terms of the agreement, P&U paid Gilead an initial license fee of $10.0 million. If European marketing authorization is received for VISTIDE, Gilead will receive an additional cash milestone payment of $10.0 million, and, at Gilead's option, P&U will purchase $40.0 million of newly issued Gilead Series B Preferred Stock priced at 145 percent of the average closing price of Gilead's Common Stock over a thirty-day trading period. In addition, P&U will pay Gilead royalties on its VISTIDE sales.

    In September 1996, Gilead and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, "Roche") entered into a collaboration agreement to develop and commercialize therapies to treat and prevent viral influenza. Under the agreement, Roche received exclusive worldwide rights to Gilead's proprietary influenza neuraminidase inhibitors. In October 1996, Roche made an initial cash payment to Gilead of $10.3 million and Gilead is entitled to additional cash payments of up to $40 million upon achievement of developmental and regulatory milestones. In addition, Roche will fund all research and development costs and pay Gilead royalties on the net sales of any products developed under the collaboration.

    The $10.0 million received from P&U and the $10.3 million received from Roche were recorded as contract revenue in the third quarter.

4.  ACCOUNTS RECEIVABLE

    Gilead sells VISTIDE through major drug wholesalers in the U.S. In August 1996 a major wholesaler, FoxMeyer Corporation, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The total receivable outstanding as of September 30, 1996 from FoxMeyer of $629,000 has been reserved.

5.  SUBSEQUENT EVENT

    In October 1996, the Company entered into an unsecured $3.0 million term loan to finance its research and development facilities expansion and the acquisition of related laboratory equipment. The four-year loan requires quarterly principal payments of $187,500 plus interest. The interest rate is fixed at 6.9% for the first year of the loan, and will be reset periodically thereafter based on applicable LIBOR rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    Since its inception in June 1987, Gilead has devoted substantially all of its resources to its research and development programs, with significant expenses relating to commercialization beginning in 1996. The Company achieved profitability in the quarter ended September 30, 1996 due primarily to initial payments under collaboration agreements entered into with P&U and Roche during the quarter. The Company, however, expects to incur losses for the quarter and the year ended December 31, 1996 due primarily to its research and development programs, including preclinical studies, clinical trials and manufacturing, as well as marketing and sales efforts in support of VISTIDE-Registered Trademark-(cidofovir injection) sales. On June 26, 1996 the U.S. Food and Drug Administration (FDA) granted marketing clearance of VISTIDE for the treatment of cytomegalovirus retinitis (CMV) in patients with AIDS. The Company is independently marketing VISTIDE in the United States with an antiviral specialty sales force. The Company expects to incur losses in the future that will fluctuate from quarter to quarter. Such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products or sustain profitability. As of September 30, 1996, the Company's accumulated deficit was approximately $126.4 million.

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

    This Report contains forward-looking statements relating to future expense levels and financial results. These statements involve inherent risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks described in this Overview and discussed in the Company's Annual Report on Form 10-K for the nine month period ended December 31, 1995.

RESULTS OF OPERATIONS

REVENUES

    The Company had total revenues of $24.7 million and $1.1 million for the quarters ended September 30, 1996 and 1995, respectively. Total revenues for the nine month periods ended September 30, 1996 and 1995 were $27.6 million and $2.9 million, respectively. Revenues increased during the three and nine month periods ended September 30, 1996, primarily due to contract revenue resulting from the Company's collaborative agreements with both P&U and Roche.
 Gilead received $20.3 million related to these agreements for the quarter ended September 30, 1996. The Company's total revenues also included net product sales from the sale of VISTIDE of $3.4 million and $4.8 million for the three and nine month periods ended September 30, 1996, respectively.

COSTS AND EXPENSES

    The Company's cost of sales was $0.4 million for the quarter ended September 30, 1996, and $0.5 for the nine month period ended September 30, 1996. The Company has no cost of sales for the three and nine month periods ended September 30, 1995. Cost of sales resulted from the Company's sale of VISTIDE which was launched in June 1996.

    For the quarter ended September 30, 1996, the Company's research and development expenses increased 36% to $11.2 million from $8.2 million for the same period in 1995. The Company's research and development expenses increased 31% to $31.0 million for the nine month period ended September 30, 1996 from $23.7 million for the same period in 1995. This increase was due primarily to increases in expenses associated with the Company's ongoing clinical trials for VISTIDE and for several product candidates, as well as increases in research and development staffing and preclinical expenses. The Company expects its research and development expenses in the remainder of 1996 to increase reflecting anticipated increased expenses related to clinical trials and manufacturing.

    Selling, general and administrative expenses were $7.6 million and $2.8 million for the quarters ended September 30, 1996 and 1995, respectively, representing an increase of 176%. For the nine month periods ended September 30, 1996 and 1995, such expenses were $19.9 million and $7.9 million, respectively, an increase of 151%. This increase is attributable primarily to the establishment of marketing and sales capabilities in connection with the launch of VISTIDE, as well as activities in support of the Company's expanded research and development efforts. The Company expects its selling, general and administrative expenses to increase during the remainder of 1996 in connection with ongoing marketing and sales activities.

NET INTEREST INCOME

    The Company had net interest income of $3.9 million and $1.5 million for the quarters ended September 30, 1996 and 1995, respectively, representing an increase of 166%. Net interest income for the nine month periods ended September 30, 1996 and 1995 was $10.2 million and $3.5 million, respectively, an increase of 189%. Net interest income has significantly increased due to the Company's higher average cash and cash equivalents and short-term investment balances which resulted from the Company's two public offerings of common stock completed in February 1996 and August 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments were $290.3 million at September 30, 1996 compared to $155.7 million at December 31, 1995. This increase is primarily the result of the Company's public offering of common stock in February 1996 which generated $155.6 million in net proceeds, and the $10.0 million license fee paid by P&U in August 1996. The Company expects to incur construction and equipment costs of approximately $3.0 million related to the build-out of a 37,000 square foot facility leased in August 1996. The costs will be incurred during the fourth quarter of 1996 and the Company expects to occupy this space by December 1996. For the full year 1996, the Company expects to incur substantial research and development and selling, general and administrative expenses.

    Net cash used in operations was $20.8 million and $21.3 million for the nine month periods ended September 30, 1996 and 1995, respectively. The Company expects its cash requirements to grow in future periods due to higher expenses. However, the Company believes that its existing capital resources, including net product revenues and contract revenues, will be adequate to satisfy its capital needs for the foreseeable future. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of VISTIDE and any of the Company's products in development that receive marketing approval, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the establishment of sales and marketing capabilities and the establishment of collaborative relationships with other companies.

    The Company may in the future require additional funding, which could be in the form of proceeds from equity or debt financings or additional collaborative agreements with corporate partners. If such funding is required, there can be no assurance that it will be available on favorable terms, if at all.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    10.40 License and Supply Agreement between Registrant and Pharmacia & Upjohn S.A. dated August 7, 1996 (Registrant is applying for confidential treatment with respect to portions of this Exhibit).

    10.41 Series B Preferred Stock Purchase Agreement between Registrant and Pharmacia & Upjohn S.A. dated August 7, 1996.

    10.42 Development and License Agreement between Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc dated September 27, 1996 (Registrant is applying for confidential treatment with respect to portions of this Exhibit).

    10.43 Copromotion Agreement between Registrant and Roche Laboratories Inc. dated September 27, 1996 (Registrant is applying for confidential treatment with respect to portions of this Exhibit).

    11.1     Computation of per share earnings


(b) Reports on Form 8-K

      There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GILEAD SCIENCES, INC.
                                       ----------------------------------
                                       (Registrant)


Date:    October 25, 1996              /S/ JOHN C. MARTIN
                                       ----------------------------------
                                       John C. Martin
                                       President and Chief Executive Officer


Date:    October 25, 1996              /S/ MARK L. PERRY
                                       ----------------------------------
                                       Mark L. Perry
                                       Vice President, Chief Financial Officer
                                       and General Counsel