Form 10-Q/A
period 1996-09-30
GILEAD SCIENCES INC
filed 1997-02-25
CIK 882095

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          --------------------------

                                 FORM 10-Q/A

         AMENDMENT TO FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.




                           Commission File Number:
                                   0-19731

                          --------------------------

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

                                (415) 574-3000
            (Registrant's telephone number, including area code)


                          --------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                             -----    -----

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, PAR VALUE $0.001 PER SHARE, AT OCTOBER 10, 1996: 28,559,023.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  EXPLANATORY NOTE


     This Form 10-Q/A is being filed solely for the purpose of amending Exhibits 10.40, 10.42, and 10.43 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

                             GILEAD SCIENCES, INC.

                                     INDEX

                                                                        PAGE NO.

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 4

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                              PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

EXHIBIT NUMBER                   DESCRIPTION

10.40+ License and Supply Agreement between Registrant and Pharmacia & Upjohn
       S.A. dated August 7, 1996.

10.42+ Development and License Agreement between Registrant and F. Hoffmann-La
       Roche Ltd and Hoffmann-La Roche Inc. dated September 27, 1996.

10.43+ Copromotion Agreement between Registrant and Roche Laboratories Inc.
       dated September 27, 1996.


-------------

+ The Registrant has requested confidential treatment with respect to portions of this Exhibit.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GILEAD SCIENCES, INC.
                                       (Registrant)

Date: February 25, 1997                By: /s/ JOHN C. MARTIN
                                          -----------------------

                                       John C. Martin
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: February 25, 1997                By: /s/ MARK L. PERRY
                                          -----------------------

                                       Mark L. Perry
                                       Vice President, Chief Financial Officer
                                       and General Counsel