Form 10-K405
period 1996-12-31
GILEAD SCIENCES INC
filed 1997-03-21
CIK 882095

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-19731

                             GILEAD SCIENCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                94-3047598
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)
    333 LAKESIDE DRIVE, FOSTER CITY,                      94404
               CALIFORNIA                               (Zip Code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  415-574-3000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock on the Nasdaq Stock Market on February 28, 1997 was $648,610,804.*

    The number of shares outstanding of the Registrant's Common Stock was 28,996,918 as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's annual report to security holders furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3(b) in connection with Registrant's 1997 Annual Meeting of Stockholders to be held on May 13, 1997 (the "1997 Annual Meeting") is attached hereto as Exhibit 13.1 and portions are incorporated herein by reference into Part II of this Report.

    Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this Report.

    Certain Exhibits filed with the Registrant's Registration Statements on Form S-1 (Registration Nos. 33-44534 and 33-55680), as amended, the Registrant's Registration Statement on Form S-3 (No. 333-868), as amended, the Registrant's Registration Statements on Form S-8 (Registration Nos. 33-46058 and 33-62060), the Registrant's Annual Reports on Form 10-K for the fiscal years ended March 31, 1994 and December 31, 1996, and the Registrant's Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 1993, September 30, 1994, December 31, 1994, June 30, 1996 and September 30, 1996, are incorporated herein by reference into Part IV of this Report.
------------------------
* Based on a closing price of $30.50 per share. Excludes 7,730,990 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 28, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO CLINICAL AND REGULATORY DEVELOPMENTS (INCLUDING ANTICIPATED TRIAL COMMENCEMENT AND FDA FILING DATES), MARKETING AND SALES MATTERS, FUTURE EXPENSE LEVELS AND FINANCIAL RESULTS. THESE STATEMENTS INVOLVE INHERENT RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS", PARTICULARLY THOSE RELATING TO THE DEVELOPMENT, APPROVAL AND MARKETING OF PHARMACEUTICAL PRODUCTS.

GENERAL

    Gilead Sciences, Inc. ("Gilead" or the "Company") is a biopharmaceutical company dedicated to the discovery, development and commercialization of treatments for human diseases. The Company's business and scientific endeavors are focused on making new therapies available to patients, physicians and the healthcare system. Gilead's expertise has resulted in proprietary therapeutics for important viral diseases, including a currently available therapy for cytomegalovirus retinitis, and products in development to treat diseases caused by human immunodeficiency virus, hepatitis B virus, herpes simplex virus, human papillomavirus and influenza virus. Gilead's research programs seek treatments for these and other viral infections, vascular diseases and cancer.

    The successful development and commercialization of the Company's products will require substantial and ongoing efforts at the forefront of the life sciences industry. The Company is pursuing preclinical or clinical development of a number of product candidates. Even if these product candidates appear promising during various stages of development, they may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products will be found ineffective or cause harmful side effects during preclinical or clinical trials, fail to receive necessary regulatory approvals, be difficult or uneconomical to manufacture on a commercial scale, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties.

    The Company faces significant challenges and risks in an industry undergoing rapid change, including the risks inherent in its research and development programs, uncertainties in obtaining and enforcing patents, the lengthy and expensive regulatory approval process, reliance on third party manufacturers, intense competition from pharmaceutical and biotechnology companies, dependence on collaborative relationships, increasing pressure on pharmaceutical pricing from payors, patients and government agencies, and uncertainties associated with the commercial success of VISTIDE or the market acceptance of any of the Company's products in development.

    The Company was incorporated in Delaware in 1987. The Company's principal executive offices are located at 333 Lakeside Drive, Foster City, California 94404 and its telephone number is (415) 574-3000, or (800) GILEAD5 (800-445-3235).

    FOR A MORE DETAILED DISCUSSION OF THE RISK FACTORS RELATING TO THE COMPANY SUMMARIZED ABOVE, SEE "RISK FACTORS" AT THE END OF THIS ITEM 1 (PAGES 23 THROUGH 28 OF THIS REPORT). STOCKHOLDERS AND PROSPECTIVE INVESTORS IN THE COMPANY SHOULD CAREFULLY CONSIDER THESE RISK FACTORS.

OVERVIEW OF NUCLEOTIDES

    Nucleotides exist in every human cell and are the building blocks of the nucleic acids DNA and RNA. A single nucleotide is called a mononucleotide, and several nucleotides linked together are called an oligonucleotide. Nucleotides are involved in the metabolism and regulation of certain activities of cells and microorganisms. Oligonucleotides are the material containing genetic information.

    Natural oligonucleotides are coupled to one another in a specific manner to form DNA or RNA strands. The specific sequences of nucleotides that compose each strand of DNA contain the genetic codes for the different proteins produced by the cell. Proteins perform most of the normal physiologic functions of humans, viruses and other organisms. However, when the production or activity of proteins becomes aberrant, numerous diseases, such as vascular disease, inflammatory disease or cancer, can result. Diseases may also result from a foreign organism, such as a virus, which directs a cell to produce proteins necessary for viral replication.

    Protein production begins in the nucleus of a cell with transcription, a process in which a segment of DNA, called a gene, is copied (transcribed) into a "messenger" molecule. This molecule, which is also composed of nucleotides, is called messenger RNA ("mRNA"). The mRNA moves from the nucleus into the cell's cytoplasm, where it is translated into a protein.

    Natural nucleotides are a versatile class of compounds that can be chemically modified to inhibit the production or activity of disease-causing proteins. Natural nucleotides have three molecular components: a sugar, a phosphate group and a base. Every nucleotide in DNA has the same sugar and phosphate group but a different base. Nucleotide analogues designed to be therapeutic compounds can work by a number of different mechanisms. Mononucleotides can be designed to interfere with the metabolism of cells or with the replication of viruses. Oligonucleotides can be designed to interfere with transcription or translation by binding to DNA or RNA.

    The Company believes that the precise interaction of nucleotides in binding to DNA, RNA and proteins provides the chemical basis for the development of therapeutic products with high specificity and potency and long duration of action.

VISTIDE

    In June 1996, Gilead received U.S. Food and Drug Administration ("FDA") clearance to market its first product, VISTIDE-Registered Trademark- (cidofovir injection) for the treatment of cytomegalovirus ("CMV") retinitis in patients with AIDS. The active ingredient in VISTIDE is cidofovir, a mononucleotide analogue that has demonstrated activity in preclinical studies and clinical trials against several viruses in the herpesvirus family. In addition to VISTIDE, cidofovir is under development in different formulations for a variety of indications. See "Gilead's Product Development Programs."

    Cytomegalovirus is a common viral opportunistic infection in patients with AIDS. CMV is a systemic infection that may infect several sites in the body, including the retina, gastrointestinal tract, lungs, liver and central nervous system. Retinitis is the most frequent manifestation of CMV infection. The incidence of CMV retinitis in AIDS patients may be declining as a result of more effective therapeutics for AIDS, as well as the use of oral ganciclovir for CMV prophylaxis. There were an estimated 225,000 patients with AIDS in the United States in 1996.

    VISTIDE was cleared for marketing by the FDA based on the results of three pivotal clinical trials. These trials demonstrated that VISTIDE has a statistically significant effect in delaying the progression of CMV retinitis lesions in newly diagnosed patients, and in previously treated patients who had failed other therapies. In addition, these studies indicate a more convenient dosing regimen than the other intravenous CMV treatments. VISTIDE is administered by intravenous infusion once per week for the first two weeks as induction therapy, and then once every other week as maintenance therapy until progression of the disease or intolerance to the therapy. Other intravenous treatments must be administered once or multiple times per day and often require the surgical implantation of a chronic catheter in the patient's chest for the daily infusions.

    Renal toxicity is the primary dose-limiting side effect of VISTIDE administration. Prior to each administration, patients must be monitored for urinary protein and serum creatinine (laboratory markers of renal toxicity). In addition, patients receive intravenous saline hydration and oral probenecid on each treatment day, to mitigate the potential for toxicity. VISTIDE is contraindicated in patients receiving other agents with nephrotoxic potential, and patients are required to undergo a "wash out" period of seven days after completing therapy with such agents and before receiving VISTIDE. In certain animal studies, cidofovir, the active ingredient in VISTIDE, was carcinogenic.

    VISTIDE is marketed and sold in the United States by Gilead's sales force of antiviral specialists. This group currently consists of 26 sales representatives and three regional directors who call directly on physicians, hospitals, clinics, pharmacies and other healthcare providers involved in the treatment of patients with CMV retinitis. VISTIDE is sold by Gilead to wholesalers and specialty distributors, who in turn sell the product to hospitals, home healthcare companies, pharmacies and other healthcare providers. See "Marketing and Sales."

    In December 1995, Gilead filed a marketing authorisation application ("MAA") with the European Medicines Evaluation Agency ("EMEA"), seeking marketing approval for VISTIDE throughout the European Union under the EMEA's centralized procedure. In August 1996, Gilead licensed commercial rights to Pharmacia & Upjohn S.A. ("Pharmacia & Upjohn") to market and sell VISTIDE in all territories outside of the United States. The Committee for Proprietary Medicinal Products ("CPMP") recommended that VISTIDE be cleared for marketing in Europe in December 1996, and final marketing approval from the EMEA is pending. If marketing approval is obtained, Pharmacia & Upjohn will be responsible for obtaining pricing and reimbursement approvals required in certain European countries, and will then launch VISTIDE on a country-by-country basis during 1997 and 1998. Pharmacia & Upjohn will pay Gilead a royalty on net sales. Pharmacia & Upjohn is also pursuing regulatory approval of VISTIDE in several other countries outside of the United States and Europe. See "Collaborative Relationships--Pharmacia & Upjohn."

    There are several approved therapies that compete with VISTIDE in the CMV retinitis market. Ganciclovir, marketed by Roche Laboratories, is the most widely used treatment for CMV retinitis. Ganciclovir is available in intravenous and oral formulations, and the oral formulation is approved for both prophylaxis and maintenance treatment of CMV retinitis. A ganciclovir ocular implant, marketed by Chiron Corporation, provides local therapy to an affected eye and is implanted through a surgical procedure. Astra U.S. markets foscarnet, the other approved intravenous therapy for CMV retinitis. There are also several products in clinical development for the treatment of CMV retinitis. Although the Company believes that VISTIDE has competitive advantages over these products, particularly with regard to dosing convenience and efficacy, there can be no assurance that the Company will be successful in maintaining or increasing VISTIDE's share of the CMV retinitis treatment market. See "Competition."

GILEAD'S PRODUCT DEVELOPMENT PROGRAMS

    Gilead's product development efforts are conducted by a scientific team with the multidisciplinary skills that the Company believes are critical for the discovery and development of nucleotide-based therapeutics. Gilead has focused its research and development efforts on potential therapeutic products derived from three nucleotide-based programs: antiviral therapeutics, cardiovascular therapeutics and genetic code blockers. Each of these programs is directed toward the development of nucleotide analogues or other compounds that, through different mechanisms of action, inhibit the production or activity of disease-causing proteins.

    - ANTIVIRAL THERAPEUTICS. Gilead has an extensive library of proprietary nucleotide compounds, including cidofovir, the active ingredient in VISTIDE. The Company is developing small molecule nucleotide analogues in preclinical studies and clinical trials for the potential treatment of a variety of viral infections. The Company has multiple small molecule product candidates in clinical trials for viral diseases, including human immunodeficiency virus ("HIV"), hepatitis B virus ("HBV"), herpes simplex virus ("HSV"), human papillomavirus ("HPV") and influenza virus. Gilead's most advanced product candidates are FORVADE-TM- (cidofovir gel) and GS 840 (adefovir dipivoxil).

      FORVADE is the subject of a new drug application ("NDA") filed in January 1997 for the treatment of refractory HSV infection in patients with AIDS. GS 840 is in Phase II/III trials for the treatment of HIV and AIDS and Phase II trials for the treatment of HBV infection.

    - CARDIOVASCULAR THERAPEUTICS. Gilead's cardiovascular program includes a thrombin inhibitor, GS 522, and two new classes of product candidates, Protein C Activator and Adenosine Receptor Regulators, which have the potential to address a variety of cardiovascular conditions.

    - GENETIC CODE BLOCKERS. The Company is conducting research in collaboration with Glaxo Wellcome on oligonucleotide analogues that are designed to act inside the cell to block or regulate the production of disease-causing proteins.

    The following table summarizes Gilead's products and product candidates. This table is qualified in its entirety by reference to the more detailed descriptions elsewhere in this Report.

           PRODUCT CANDIDATE                   TARGET INDICATIONS          DEVELOPMENT STATUS(1)      WORLDWIDE RIGHTS
----------------------------------------  ----------------------------  ----------------------------  ----------------
ANTIVIRAL THERAPEUTICS
VISTIDE-Registered Trademark- (cidofovir  CMV Retinitis                 Launched in U.S. (6/96)       Gilead
injection)
                                                                        Launch Pending in E.U.        Pharmacia &
                                                                                                       Upjohn

FORVADE-TM- (cidofovir gel)               HSV-Acyclovir-Resistant       NDA; Expanded Access          Gilead
                                            Herpes
                                          HSV-Recurrent Genital Herpes  Phase I/II                    Gilead
                                          HPV-Genital Warts             Phase I/II                    Gilead

GS 840 Oral (adefovir dipivoxil)          HIV-AIDS                      Phase II/III                  Gilead
                                          Hepatitis B Virus             Phase II                      Gilead

PMPA IV                                   HIV-AIDS                      Phase I/II                    Gilead

PMPA Oral Prodrug                         HIV-AIDS                      Clinical Candidate            Gilead

Cidofovir Topical Ophthalmic              Viral Keratoconjunctivitis    Phase II                      AHP/Storz

Cidofovir Intraocular                     CMV Retinitis                 Phase I/II                    Gilead

GS 930 IV/Oral                            Herpesviruses                 Phase I                       Gilead

GS 4104 Oral                              Influenza                     Phase I                       Hoffmann-
                                                                                                       La Roche

GS 3333 Analogues Oral                    HIV-AIDS (protease            Preclinical                   Gilead
                                            inhibitor)
----------------------------------------------------------------------------------------------------------------------

CARDIOVASCULAR THERAPEUTICS
GS 522 and Derivatives                    Anticoagulation for Bypass,   Preclinical                   Gilead
                                            Thrombolytic Adjunct

Protein C Activator                       Angioplasty, Thrombolysis     Preclinical                   Gilead

Adenosine Receptor Regulators             Stroke                        Preclinical                   Gilead/NIH
----------------------------------------------------------------------------------------------------------------------

GENETIC CODE BLOCKERS
Antisense and Triple Helix Compounds      Cell Cycle Genes / Cancer,    Research                      Gilead & Glaxo
                                            Viral Infections,                                          Wellcome
                                            Cardiovascular Disease

------------------------

(1) "NDA" indicates that a new drug application has been filed with the FDA for clearance to market a product for the target indication.

    "Phase II/III" clinical trials indicates that the compound is being tested in human clinical trials for safety and efficacy in an expanded patient population at geographically dispersed clinical study sites.

    "Phase I/II" clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population.

    "Phase I" clinical trials indicates that the compound is being tested in humans for preliminary safety and pharmacologic profile in a limited patient population.

    "Clinical Candidate" indicates that Gilead is completing pre-IND animal model studies of a lead compound and is compiling the data necessary for the submission of an IND with the FDA.

    "Preclinical" indicates that Gilead is conducting efficacy, pharmacology and/or toxicology testing of a lead compound in animal models or biochemical or cell culture assays.

    "Research" includes the development of assay systems, discovery of prototype compounds and evaluation and refinement of prototype compounds in in vitro testing.

    See "Government Regulation" for a more complete description of the phases of clinical testing and the regulatory approval process.

ANTIVIRAL THERAPEUTICS

    Gilead is developing small molecule nucleotide analogues that are intended to treat viral infections by selectively interfering with proteins essential for viral replication. Numerous disease processes, particularly viral infections, require precise interactions between cellular or viral proteins and nucleotides or oligonucleotides. For example, many viruses depend upon certain proteins known as enzymes to synthesize their own DNA. This dependence of the virus upon specific interactions between proteins and nucleic acids provides opportunities for the development of therapeutic products that disrupt these crucial interactions. Preclinical and clinical studies have demonstrated that small molecule nucleotide analogues can selectively interrupt these interactions.

    The Company believes that small molecule nucleotide analogues offer several potential advantages as therapeutics. First, these molecules may have a long duration of action, permitting less frequent and therefore more convenient dosing. Second, because certain nucleotides can be active in both infected and uninfected cells, these molecules may provide prophylactic protection of uninfected cells. Third, when compared to existing antiviral drugs, viruses may be less likely to develop resistance to these analogues. In addition, these analogues may be active against viral strains that have developed resistance to existing antiviral drugs. Finally, the low molecular weight of these analogues, or prodrug derivatives of them, may permit their development into drugs suitable for oral administration.

    CIDOFOVIR

    Cidofovir is a mononucleotide analogue that has demonstrated activity in preclinical studies and clinical trials against several viruses in the herpesvirus family. Cidofovir is the active ingredient in the Company's commercial product VISTIDE (cidofovir injection). See "VISTIDE." Gilead is currently conducting clinical trials of cidofovir in different formulations for the potential treatment of infections caused by HSV, HPV and CMV. Gilead is also evaluating cidofovir, in intravenous and topical formulations, as a potential treatment for diseases caused by several other viruses in people with AIDS. In addition, a collaborative partner of Gilead, American Home Products, is conducting Phase II clinical trials of topical ophthalmic cidofovir, an eyedrop formulation, for the potential treatment of certain viruses that can cause external infections of the eye.

    The side effect profiles of the drugs under development based on cidofovir have not yet been fully characterized. Renal toxicity is the primary dose-limiting side effect of VISTIDE administration. In addition, in certain animal studies, cidofovir was carcinogenic. There can be no assurance that the Company will be successful in developing or commercializing any therapeutic products, other than VISTIDE, based on cidofovir.

    HERPES SIMPLEX VIRUS. The Company is developing FORVADE-TM- (cidofovir gel) for the potential treatment of lesions caused by HSV. This product candidate has the same active ingredient as VISTIDE, but in a gel formulation for direct topical application. In 1996, the Company completed a Phase I/II clinical trial of FORVADE in 30 patients with AIDS, evaluating the treatment of HSV lesions that are clinically unresponsive to treatment with acyclovir, the standard therapy for this disease. In this trial, FORVADE demonstrated a statistically significant treatment effect in healing these lesions. Based on these data, the Company filed an NDA with the FDA seeking marketing clearance of FORVADE for this indication. The FDA accepted the NDA for review in January 1997. The Company's NDA for FORVADE was filed on the basis of a single trial, with substantially less patient data than is generally required by the FDA for approval. There can be no assurance as to the timing or ultimate approval of the Company's NDA for FORVADE.

    Herpes lesions that are unresponsive to current therapies can be debilitating and represent a small but important medical need. While the NDA is under review, Gilead is making FORVADE available to eligible patients through an expanded access program in the United States. The Company is also evaluating alternatives for pursuing regulatory approval and/or making FORVADE available on an expanded access basis in certain European countries.

    The Company is also evaluating FORVADE as a potential treatment for HSV lesions in immunocompetent patients. Genital herpes simplex virus infection is a common sexually transmitted disease. Once a person is infected, the virus may remain in the body indefinitely, evading attempts by the immune system to destroy it. In 1996, Gilead completed a Phase I/II placebo-controlled clinical trial of FORVADE in a group of 96 patients with normal immune systems at multiple clinical centers in Canada. Data from this study indicated that a single application of FORVADE significantly decreased the time to viral culture negativity in the lesion at all strengths relative to placebo, and treatment was associated with a trend toward more rapid healing of lesions. The application of FORVADE was generally well tolerated with no evidence of systemic side effects.

    Further development of FORVADE for the treatment of HSV lesions in immunocompetent patients would require Phase II/III trials involving a significant number of patients, as well as additional animal testing, including long-term carcinogenicity studies. There are significant competitive products in this market, including acyclovir, which will become a generic product in the United States in 1997, as well as two more recently approved products, famciclovir and valacyclovir. The Company is evaluating the commercial feasibility of developing FORVADE for this indication, either independently or with a collaborative partner.

    HUMAN PAPILLOMAVIRUS. The Company is also developing FORVADE for the potential treatment of HPV, a cause of genital warts in humans. FORVADE has demonstrated activity against HPV in preclinical and clinical studies. Based on this activity, Gilead is evaluating FORVADE in the treatment of HPV-associated genital warts in both HIV-infected and immunocompetent patients. In a recently completed Phase I/II multicenter trial that enrolled 69 patients with AIDS, 64% of the patients treated experienced complete or partial clearance of the warts. Reversible, mild to moderate reactions at the application site were observed in some patients, with no systemic side-effects. A Phase I/II study designed to enroll 60 immunocompetent patients with HPV-associated genital warts is ongoing at multiple centers in Europe.

    HPV is also associated with increased rates of cervical and anogenital cancers. Some HPV types are found in 85% to 90% of cervical cancers, and laboratory experiments have demonstrated that if specific HPV genes in the infected cells are inhibited, the cancer does not progress. Clinical researchers in Europe are independently conducting a study of FORVADE for the potential treatment of HPV-associated cervical intraepithelial neoplasia, a precancerous condition. Gilead is also evaluating other potential anti-cancer applications of FORVADE in preclinical research.

    CYTOMEGALOVIRUS. Gilead is evaluating an intraocular formulation of cidofovir for local administration by direct injection into the eye, a method that may prove useful as an adjunct to systemic therapy with VISTIDE or other systemic agents. Gilead is conducting a Phase I/II clinical trial of intraocular cidofovir at multiple centers in the United States. This randomized clinical trial is designed to determine the safety, tolerance and efficacy of various dose levels. Pharmacia & Upjohn has the rights to any commercial applications of intraocular cidofovir outside of the United States. See "Collaborative Relationships-- Pharmacia & Upjohn."

    OTHER VIRUSES. Gilead has entered into a license agreement with American Home Products ("AHP"), whose ophthalmologic subsidiary, Storz Instrument Company, is developing an eyedrop formulation of cidofovir for the potential treatment of certain viruses that cause external eye infections, including adenovirus, which is the leading cause of viral conjunctivitis, or "pink eye." The license to AHP is limited to topical ophthalmic use for external viral eye disease, and excludes any treatment requiring injection and any treatment for other eye diseases such as CMV retinitis. AHP commenced clinical testing of topical ophthalmic cidofovir in December 1995 and is currently conducting Phase II trials. See "Collaborative Relationships--American Home Products."

    Preclinical studies have demonstrated that cidofovir is active against a variety of viruses that cause disease in people with AIDS, including molluscum contagiosum, which causes disfiguring skin lesions, Kaposi's sarcoma ("KS"), an AIDS-related malignancy, and progressive multifocal leukoencephalopathy ("PML"), a rapidly progressive, often fatal brain disease. Gilead anticipates commencing human studies for the potential treatment of certain of these indications in 1997, with a topical or intravenous formulation of cidofovir.

    GS 930, a derivative of cidofovir, has been evaluated in preclinical testing and exhibited comparable activity to cidofovir and was tolerated at higher doses. GS 930 has the potential to be a broad-spectrum antiviral, with activity against a number of herpesviruses. Gilead completed Phase I clinical trials in 1996, and determined that GS 930 was not adequately bioavailable to support further development as an oral therapeutic. Gilead is evaluating derivatives and prodrugs of GS 930 for potential development.

    The Company has an exclusive, worldwide license to patent rights and related technology for cidofovir from the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and the REGA Stichting Research Institute in Belgium (collectively, "IOCB/REGA"), and is obligated to pay a royalty to IOCB/REGA on the net sales of VISTIDE and any other products containing cidofovir. See "Collaborative Relationships--IOCB/REGA."

    GS 840

    GS 840 (adefovir dipivoxil) is a mononucleotide analogue developed as an oral prodrug of GS 393 (also known as PMEA), the Company's first HIV clinical candidate. A prodrug is a modified version of a parent compound designed to enhance delivery characteristics. GS 840 has demonstrated preclinical and clinical activity against HIV and HBV. GS 840 has been generally well tolerated in clinical trials. Observed adverse events have included mild gastrointestinal intolerance and laboratory abnormalities, including hepatic enzyme elevations and reversible increases in creatinine in some patients. The Company is developing GS 840 in Phase II/III clinical trials as a potential oral treatment for HIV, and in Phase II clinical trials as a potential oral treatment for HBV.

    HUMAN IMMUNODEFICIENCY VIRUS. HIV is the causative agent of AIDS. HIV infects an estimated 23 million people worldwide. There were an estimated 225,000 people with AIDS in the United States in 1996.

    A number of products with different mechanisms of action have been approved for the treatment of HIV. The first generation of approved HIV drugs are reverse transcriptase inhibitors, generally nucleoside compounds. Several protease inhibitors have recently been approved for marketing, and others are in clinical development. Combination therapy with reverse transcriptase inhibitors and protease inhibitors is proving to be effective for many people with AIDS, in some cases lowering the patient's viral load (level of virus in the blood) to undetectable levels for prolonged periods of time. The Company believes, however, that there is still substantial room for improvement in AIDS drug therapy. Many patients are developing resistance to combination therapy, and require new combinations for therapy to be effective. In addition, patients would benefit from AIDS drugs that are better tolerated, more convenient to dose and less prone to develop significant resistance.

    In Phase I/II trials conducted by Gilead, GS 840 was associated with statistically significant anti-HIV activity as measured by the surrogate markers of HIV viral load and CD4 cell counts. In June 1996, Gilead initiated a placebo-controlled Phase II/III trial of GS 840 at multiple centers in the United States, designed to enroll up to 400 patients. Patients in this trial will receive either GS 840 (one tablet per day) or placebo, in addition to continuing their current antiretroviral therapy (including combination therapy) for six months, followed by a six-month open label period of therapy with GS
840. Enrollment in this trial is expected to be completed by mid-1997. If the results from the trial adequately demonstrate GS 840's safety and efficacy, the Company expects to file an NDA for approval of GS 840 in 1998. This NDA filing would require additional safety and efficacy data from other trials of GS 840 underway or scheduled to commence in 1997. There can be no assurance that the Company will file an NDA for GS 840 on this schedule or at all, or that GS 840 will be approved for marketing if the NDA is filed.

    GS 840 is also being evaluated in a Phase III trial initiated in January 1997 by the Community Programs for Clinical Research on AIDS ("CPCRA"), a clinical trial group sponsored by the National Institutes of Health ("NIH"). The CPCRA trial is designed to enroll up to 2,000 patients, and will evaluate the safety and efficacy of GS 840 in prolonging survival among patients with advanced AIDS and in preventing the development of CMV end-organ disease in patients co-infected with HIV and CMV. The Company anticipates that a trial similar in size and scope to the CPCRA trial will be initiated in Europe and Australia in 1997. The Company is also intending to initiate several smaller trials, designed to provide guidance to physicians and patients on appropriate use of GS 840 in combination with other drugs in AIDS therapy. The Company is also intending to evaluate lower doses of GS 840 in several trials in an effort to expand the therapeutic index of the drug. Recent improvements in AIDS drug therapy may make any of these trials more difficult to enroll.

    HEPATITIS B VIRUS. Gilead is also developing GS 840 for the potential treatment of HBV. Approximately 300 million people worldwide are chronically infected with HBV, primarily in Asian countries. HBV can lead to cirrhosis and cancer of the liver. A vaccine is available that can prevent the transmission of HBV in some patients; however, it has no activity in those already infected with the virus. Alpha interferon is approved for the treatment of HBV, is administered by injection and is not always successful in controlling the disease.

    In 1996, Gilead completed a Phase I/II placebo-controlled trial of GS 840 for the treatment of hepatitis B infection at multiple centers in the United Kingdom, enrolling 20 patients. Data from this trial indicate that GS 840 was well tolerated and resulted in a statistically significant decline in HBV DNA levels in treated patients compared to placebo. Gilead intends to initiate multinational Phase II trials of GS 840 for the treatment of HBV infection in 1997, designed to enroll up to 120 patients, in order to evaluate the drug at three dose levels and in two different patient populations.

    The Company has an exclusive, worldwide license to patent rights and related technology for GS 840 and GS 393, which is the parent compound of GS 840, from IOCB/REGA, and would be obligated to pay a royalty to IOCB/REGA on any net sales of GS 840. See "Collaborative Relationships--IOCB/REGA."

    PMPA

    The Company is also evaluating PMPA, a nucleotide analogue with structural similarities to GS 840, as a potential therapeutic for HIV and AIDS. PMPA has shown significant activity against simian immunodeficiency virus ("SIV") in a variety of preclinical treatment and prevention models. SIV causes an AIDS-like syndrome in primates. In these experiments, primates treated with injections of PMPA either before or after exposure to SIV were completely protected from infection. In a small primate study, a topical gel form of PMPA also provided protection against SIV transmission when applied intravaginally.

    Gilead initiated a placebo-controlled Phase I/II human clinical trial of intravenous PMPA in October 1996, designed to enroll up to 40 patients. An oral prodrug of PMPA has been identified by Gilead researchers, and Gilead anticipates beginning human studies of the oral prodrug in mid-1997. There can be no assurance that human studies of the PMPA oral prodrug will begin on this schedule, or will begin at all. A topical version of PMPA, with possible application in the prevention of sexual transmission of HIV, is in preclinical evaluation.

    The Company has exclusive, worldwide license to patent rights and related technology for PMPA from IOCB/REGA, and would be obligated to pay a royalty to IOCB/REGA from any net sales of PMPA. See "Collaborative
Relationships--IOCB/REGA."

    GS 4104

    In September 1996, Gilead researchers announced the discovery of GS 4104, an orally active neuraminidase inhibitor that inhibits the replication of influenza virus in a variety of animal models. In these experiments, the parent compound of GS 4104 was well tolerated and demonstrated antiviral activity against multiple strains of influenza A and B.

    Based on these data, Gilead and F. Hoffmann-La Roche ("Roche") entered into an exclusive, worldwide development and commercialization collaboration covering Gilead's neuraminidase inhibitors. Gilead and Roche will jointly conduct research and development of neuraminidase inhibitors for the prevention and treatment of influenza, with Roche funding the efforts of both parties. Roche has exclusive commercial rights to any products developed under the collaboration. Roche is obligated to pay Gilead cash payments upon achievement of development milestones and royalties on net sales of any products developed under the collaboration. See "Collaborative Relationships--Hoffmann-La Roche."

    In March 1997, Roche commenced Phase I human clinical trials of GS 4104 in the United Kingdom. Gilead anticipates commencing clinical trials of GS 4104 in the United States in mid-1997. Glaxo Wellcome, in collaboration with Biota Holdings Limited, is also pursuing development of a neuraminidase inhibitor to treat influenza. This compound is in advanced clinical trials and represents significant potential competition for GS 4104. See "Competition."

    OTHER ANTIVIRALS

    The Company has an extensive library of proprietary nucleotide compounds and, using structure-based drug design techniques, has synthesized other small molecule lead compounds having antiviral activity. Gilead has in preclinical assessment a number of these compounds that have the potential to address several viral targets, including protease inhibitors for the potential treatment of HIV and hepatitis C infection.

CARDIOVASCULAR THERAPEUTICS

    Cardiovascular diseases, including stroke, are the number one cause of morbidity and mortality in the United States. Gilead's cardiovascular therapeutics program is focused on the development of novel therapeutics based on a detailed understanding of the mediators of cardiovascular disease. Gilead's technological approaches to cardiovascular therapeutics include combinatorial chemistry, recombinant protein mutagenesis, structural chemistry and medicinal chemistry.

    GS 522 AND DERIVATIVES

    The Company discovered GS 522 through a combinatorial approach designed to identify highly specific inhibitors of thrombin. Thrombin is a naturally occurring protein in the bloodstream that plays a central role in coagulation and thrombosis. Because thrombin generates the fibrin mesh of blood clots and activates platelet aggregation, the Company believes that it is an attractive target for anticoagulant and antithrombotic therapy. Coagulation and thrombosis are complex processes that can lead to occlusion of blood vessels and serious related diseases and disorders. The Company believes that the process of coagulation and thrombosis can be controlled in certain settings through the administration of a nucleotide-based drug, which could selectively bind to thrombin in the bloodstream and inhibit its activity.

    Gilead is evaluating derivatives of GS 522 in preclinical testing for potential use as anticoagulants in cardiopulmonary bypass surgery. Preclinical studies performed by the Company have demonstrated that GS 522 is an effective anticoagulant during cardiopulmonary bypass procedures in animals. Continuous infusions of GS 522 during surgery in animals have demonstrated rapid onset, reproducible dose-related anticoagulant activity, and rapid return to normal clotting times after discontinuation of infusion. However, animal models do not necessarily predict effectiveness in humans.

    Derivatives of GS 522 are being developed which may also have benefit in the treatment of arterial restenosis, including use in combination with angioplasty procedures or thrombolytic therapy, and in the treatment of arterial and venous thrombosis.

    PROTEIN C ACTIVATOR

    Thrombin has both procoagulant and anticoagulant activities through the activation of naturally-occurring Protein C. Activation of plasma Protein C is an important natural anti-thrombotic and anti-inflammatory pathway. Activated Protein C inhibits certain clotting factors which are key regulatory factors in the clotting cascade. Activated Protein C also inhibits plasminogen activator, which enhances endogenous thrombolysis by increasing tissue plasminogen activator activity.

    In order to exploit the potent antithrombotic activity of Protein C, the Company developed a modified version of thrombin which does not stimulate thrombosis, but retains the ability to activate Protein C and thereby inhibit thrombosis. Gilead has named this novel recombinant protein Protein C Activator ("PCA").

    Gilead has performed animal studies which demonstrate that PCA causes potent, dose-dependent anticoagulation without increased bleeding time. These findings suggest that administration of PCA may result in effective inhibition of thrombosis, while not increasing the risk of intracerebral hemorrhage or stroke. However, animal models do not necessarily predict effectiveness in humans.

    ADENOSINE RECEPTOR REGULATORS

    Gilead is working with the National Institute of Diabetes, Digestive and Kidney Diseases at the NIH to study adenosine receptor agonists and antagonists in the treatment and prevention of stroke. Adenosine receptor studies have recently identified three classes of receptors which may play a central role in the regulation of cardiovascular disease. The NIH has synthesized a series of novel small molecule adenosine agonist and antagonist compounds. NIH researchers have identified several compounds with A3 receptor agonist and antagonist activity which exhibit protective effects in an animal model of stroke, and which have anti-inflammatory and antiallergic properties. In collaboration with the NIH, Gilead is currently evaluating several compounds with A3 receptor antagonist or agonist activity in animal models of stroke, and also intends to evaluate the anti-inflammatory and antiallergic properties of these compounds.

GENETIC CODE BLOCKERS

    The Company is conducting research on oligonucleotide analogues that are designed to act inside the cell to block or regulate the production of disease-causing proteins. The Company is developing two types of code blocker compounds: antisense compounds that interfere with the function of RNA and triple helix compounds that inhibit gene expression by binding to the DNA double helix. The Company's therapeutic targets in its code blocker program include cancer (particularly the cell cycle genes implicated in cancer), viral infections and cardiovascular diseases. The Company believes that its code blocker technology will also have utility as a drug discovery tool. The Company's ability to selectively inhibit the activity of specific genes within cells provides a rapid method of determining the function of a gene that has a known sequence.

    The Company's collaborative relationship with Glaxo Wellcome covers the research and development of code blocker compounds for all potential diagnostic and therapeutic applications, and has been the exclusive funding source for the code blocker program since 1990. In March 1996, Glaxo Wellcome and Gilead extended the existing collaboration for a period of five years. See "Collaborative Relationships-- Glaxo Wellcome."

    The successful development of therapeutics using code blocker technology will require significant technical improvements, notably in the ability of oligonucleotides to enter cells efficiently to enable them to reach their molecular targets: DNA in the nucleus, and RNA in the nucleus or the cytoplasm. The inability of a code blocker to enter the cell in sufficient quantity could limit the effectiveness of the compound, require higher doses (potentially resulting in unacceptable toxicity), and significantly increase the cost of treatment. Although the size and chemical properties of code blocker oligonucleotides limit their ability to enter the cell, the Company believes that chemical modification or proprietary permeation enhancers developed by the Company may overcome this problem. The Company is focusing a significant part of its code blocker research program on synthesizing novel oligonucleotide analogues that are able to penetrate cells efficiently.

    Other technical challenges that the Company's research is addressing include enhancing the intracellular stability of oligonucleotide analogues, minimizing interference with normal cellular function, inhibiting the target gene with sufficient potency, and achieving adequate pharmacokinetics. There can be no assurance that the Company will be successful in overcoming any of these technical challenges or in developing effective or commercially viable code blocker technology or products.

COLLABORATIVE RELATIONSHIPS

    As part of its business strategy, Gilead establishes collaborations with pharmaceutical companies to assist in the clinical development and/or commercialization of certain of its products and product candidates, and to provide support for research programs. The Company is also evaluating opportunities for in-licensing products and technologies complementary to its business, although no negotiations regarding any such opportunities are currently in progress. The Company's existing collaborative relationships are as follows:

PHARMACIA & UPJOHN

    In August 1996, Gilead and Pharmacia & Upjohn entered into an agreement providing Pharmacia & Upjohn with exclusive rights to market and sell VISTIDE and cidofovir intraocular in all countries outside of the United States. Under the terms of the agreement, Pharmacia & Upjohn paid Gilead an initial license fee of $10.0 million. If the EMEA grants final approval of VISTIDE for marketing in the European Union, Gilead is entitled to an additional cash milestone payment of $10.0 million. In addition, at Gilead's option, within 60 days of such approval, Pharmacia & Upjohn will purchase $40.0 million of newly issued shares of Series B Preferred Stock at a per share purchase price equal to 145% of the average closing price of Gilead's Common Stock over the 30 trading days prior to public announcement of the EMEA approval. If issued, the Series B Preferred Stock will not be publicly registered, will vote together with Gilead's Common Stock and will be convertible at any time into an equal number of shares of Common Stock at Pharmacia & Upjohn's option. Pharmacia & Upjohn will be restricted in its ability to sell the Series B Preferred Stock (or underlying Common Stock), or purchase any additional stock of the Company, for a period of five years from the original purchase. Gilead is entitled to royalty payments on a quarterly basis on the net sales of VISTIDE by Pharmacia & Upjohn. Pharmacia & Upjohn has the right to terminate the agreement at any time beginning in August 1998, upon six months notice. See "VISTIDE."

HOFFMANN-LA ROCHE

    In September 1996, Gilead and Roche entered into a collaboration agreement to develop and commercialize therapies to treat and prevent viral influenza. Under the agreement, Roche received exclusive worldwide rights to Gilead's proprietary influenza neuraminidase inhibitors, including GS 4104. In October 1996, Roche made an initial license fee payment to Gilead of $10.3 million and Gilead is entitled to additional cash milestone payments of up to $40.0 million upon achievement of development milestones. Roche will fund all research and development costs and pay Gilead royalties on the net sales on any products developed under the collaboration. Roche has the right to terminate the agreement at any time upon 12 months notice. See "Gilead's Product Development Programs--GS 4104."

    In September 1996, Gilead and Roche entered into an agreement to co-promote Roche's Roferon-Registered Trademark--A (Interferon alfa-2a, recombinant) for the treatment of chronic hepatitis C infection in the United States. The agreement continues until December 31, 1999, unless earlier terminated by either party as of December 31, 1998. Under the agreement, Gilead's antiviral specialty sales force is obligated to make a fixed number of calls to promote Roferon-A in each year. Roche paid Gilead a $150,000 one-time fee in 1996. Roche will pay Gilead a royalty based on the net product sales beginning in 1997. See "Marketing and Sales."

GLAXOWELLCOME

    In July 1990, Gilead entered into a research and development agreement with Glaxo Wellcome. Concurrent with the signing of the agreement Glaxo Wellcome made an $8.0 million equity investment in Gilead, and currently holds approximately 3.1% of the Company's outstanding Common Stock. The collaboration with Glaxo Wellcome has been modified and extended on several occasions since 1990, most recently in March 1996. At that time, Gilead and Glaxo entered into a new collaborative research agreement, extending for five years the existing collaboration between the parties. Under the terms of the 1996 agreement, Glaxo will fund Gilead's ongoing research in the code blocker field for five years. Each party has a worldwide license to the other party's patent rights to research, develop, manufacture and sell products based on code blocker technology for all applications. Glaxo will have the primary right to develop any products identified during the collaboration. Gilead is entitled to payments for achievement of development milestones, as well as royalties on any product sales. Glaxo has a right to terminate the collaborative research and funding at any time after two years (beginning in 1998), in which case Gilead could develop code blocker technology independently or with a third party.

AMERICAN HOME PRODUCTS

    In August 1994, the Company entered into a license and supply agreement with American Cyanamid Company, now a part of American Home Products, pursuant to which the Storz Instrument Company subsidiary of AHP will develop and have the right to market an eyedrop formulation of cidofovir for the potential treatment of topical ophthalmic viruses. The field of the exclusive, worldwide license to AHP is limited to topical ophthalmic use for external viral eye disease, and specifically excludes any treatment requiring injection, and any treatment for other eye diseases such as CMV retinitis. In December 1995, AHP commenced human clinical trials of topical ophthalmic cidofovir and is currently conducting a Phase II trial. Gilead is entitled to receive a fee each year until AHP files an NDA under the agreement. In addition, AHP is obligated to make a series of payments based on the achievement of development milestones in different countries during the term of the agreement. Gilead is responsible for supplying bulk cidofovir to AHP, and AHP is obligated to make royalty payments to Gilead based on net sales of any products developed under the agreement. AHP may terminate this agreement at any time on three months notice.

IOCB/REGA

    In 1991 and 1992, the Company entered into agreements with IOCB/REGA regarding a class of nucleotide compounds, including cidofovir, GS 393 (the parent compound of GS 840) and PMPA. Under these agreements and later amendments, Gilead received from IOCB/REGA an exclusive license to manufacture, use and sell the compounds covered by issued United States patents and patent applications plus foreign counterparts throughout the world, subject to an obligation to pay royalties on product sales to IOCB/REGA. IOCB/REGA may terminate the licenses under these agreements with respect to any particular product, in specified countries, if the Company does not make any sales of such product in such countries within 12 months after regulatory approval. Under one of these agreements, the Company has an option to receive an exclusive license to any new developments by IOCB/REGA during the term of this agreement. Such agreement may be terminated by either party on six months notice.

ACADEMIC AND CONSULTING RELATIONSHIPS

    To supplement its research and development efforts, the Company collaborates with and has licensed certain patents and patent applications from a number of universities and medical research institutions.

MANUFACTURING

    The Company generally relies on third parties for the manufacture of bulk drug substance and final drug product for clinical and commercial purposes, including for VISTIDE, FORVADE and GS 840. Pursuant to such manufacturing relationships, the Company depends on such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform and any failures by third parties may delay clinical trials or the submission of products for regulatory approval, impair the Company's ability to deliver commercial products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company.

    The Company has qualified a sole source supplier with the FDA for the bulk drug substance used in VISTIDE and another sole source supplier for the final drug product. Gilead has established a second source of bulk drug substance supply for VISTIDE (and for FORVADE), but has not yet qualified this source with the FDA. The use of this second source or other alternative suppliers will require FDA approval, which will be time consuming. Consequently, in the event that supplies from either of these sole source suppliers were interrupted for any reason, the Company's ability to ship VISTIDE or FORVADE could be impaired, which would have a material adverse effect on the Company.

    Gilead has developed in-house capabilities to synthesize and purify nucleotides and oligonucleotides, and believes that it has a base of proprietary technologies, including patent applications and trade secrets, for the manufacture of these compounds. Gilead has established a pilot-scale, bulk chemical facility, which operates in compliance with the FDA's current Good Manufacturing Practices ("cGMP"), to meet its current preclinical and limited early-stage clinical requirements. The Company believes that it has or will be able to develop, acquire or contract for sufficient supply capacity to meet its additional clinical and commercial manufacturing requirements, although there can be no assurance that it will be able to do so. Gilead currently has no commercial-scale cGMP manufacturing facilities for either the production of bulk drug substance or final drug product, and no current plans to establish such capacity.

    The manufacture of sufficient quantities of new drugs can be an expensive, time-consuming and complex process and may require the use of materials with limited availability or require dependence on sole source suppliers. If the Company is unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms, the Company's ability to conduct preclinical studies and clinical trials, and/or meet demand for commercial products, will be adversely affected. This could prevent or delay commercial shipment, submission of products for regulatory approval and initiation of new development programs, which would have a material adverse effect on the Company.

    The production of the Company's compounds is based in part on technology that the Company believes to be proprietary. Gilead has licensed this technology to contract manufacturers to enable them to manufacture compounds for the Company. There can be no assurance that such manufacturers will abide by any use limitations or confidentiality restrictions in licenses with the Company. In addition, any such manufacturer may develop process technology related to its work for Gilead, which could increase the Company's reliance on such manufacturer or require the Company to obtain a license from such manufacturer in order to have its products manufactured elsewhere. There can be no assurance that such license, if required, would be available on terms acceptable to the Company, if at all.

    For certain of its potential products, including GS 4104 for the potential treatment and prevention of influenza, the Company will need to develop further its production technologies for use on a larger scale in order to conduct clinical trials and produce such products for commercial sale at an acceptable cost. There can be no assurance that the Company or its partners will be able to implement any of these developments successfully.

MARKETING AND SALES

    In connection with the launch of VISTIDE in 1996, Gilead established a sales force of antiviral specialists in the United States. This group currently consists of 26 sales representatives and three regional directors who call directly on physicians, hospitals, clinics, pharmacies and other healthcare providers involved in the treatment of patients with CMV retinitis. VISTIDE is sold by Gilead to wholesalers and specialty distributors, who in turn sell the product to hospitals, home healthcare companies, pharmacies and other healthcare providers. Gilead's sales force also promotes Roferon-Registered Trademark--A (Interferon alfa-2a, recombinant), Roche's product for the treatment of hepatitis C in the United States, pursuant to a co-promotion agreement with Roche entered into in September 1996. See "Collaborative Relationships-- Hoffmann-La Roche." Gilead's sales force is supplemented by a marketing and sales staff of approximately 15 people based at the Company's headquarters in Foster City, California.

    The Company anticipates that its existing sales force will promote FORVADE in the United States, if that product receives marketing clearance from the FDA. Gilead does not anticipate that a substantial increase in its sales force or marketing resources will be required to market and sell FORVADE. If any of the Company's other products in development for specialty markets receive marketing clearance in the United States, or if the Company obtains marketing rights to such a product from a third party, Gilead's current intention would be to market and sell such a product directly, supplementing its existing marketing and sales staff as appropriate. Gilead has not established a marketing and sales capacity in Europe or any other country outside of the United States. Pharmacia & Upjohn has exclusive commercial rights to VISTIDE and intraocular cidofovir outside the United States, and Roche has exclusive commercial rights to GS 4104 on a worldwide basis. Gilead intends to evaluate the establishment of a direct European marketing and sales capacity in connection with the potential launch of GS 840 in Europe for the treatment of HIV and AIDS, if that product receives marketing approval. The Company does not currently intend to directly market and sell any product outside of the United States and Europe.

    The revenues received by Gilead for its products subject to commercial collaborations, including VISTIDE outside of the United States, and GS 4104 on a worldwide basis, are dependent to a large degree on the efforts of third parties. There can be no assurance that such efforts will be successful, that the interests of the Company and its partners will not be in conflict or that any of the Company's partners will not terminate their relationship with the Company. See "Collaborative Relationships."

PATENTS AND PROPRIETARY RIGHTS

    Gilead has a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications in the field of nucleotide-based therapeutics. The Company has filed patent applications directed to the compositions of matter, methods of preparation and uses of novel compounds on the commercial market, under research or in development. Patent applications have been filed which encompass compounds that are relevant to many of the targets the Company is currently researching, as well as other targets that may be of interest to Gilead in the future. Gilead intends to file additional patent applications, when appropriate, relative to improvements in its technology and to specific products that it develops.

    Several patents relating to cidofovir (the active ingredient in VISTIDE and FORVADE) and GS 393 (the parent compound of GS 840), including composition of matter claims, have been issued in the United States, Western Europe and several other jurisdictions. The Company has exclusive licenses from third parties covering these patents and other patent applications. See "Collaborative Relationships--IOCB/ REGA." The Company does not have patent filings covering GS 840 in China or in other certain other Asian countries, although it does have an application pending in Japan. Asia is a major market for hepatitis B therapies, one of the potential indications for GS 840. In addition, patents on certain of the Company's compounds may issue many years before marketing approval is obtained, limiting the ultimate commercial value of the product.

    The Company is the holder of, or is a licensee with respect to, patents and patent applications in the United States and abroad relating to certain basic aspects of code blocker technology, and is the holder of patent applications relating to neuraminidase inhibitors and their use in the treatment and prevention of influenza. The Company is aware that others have patents or pending applications that relate to its own in these fields. The Company cannot predict whether its patent or license rights or those of third parties will result in a significant position in these fields, whether its patents or those of third parties will be issued, whether its patents or those of third parties will provide significant proprietary protection, or whether they will be circumvented or invalidated.

    The commercial success of the Company will also depend in part on not infringing patents or proprietary rights of others and not breaching the licenses granted to the Company. There can be no assurance that the Company will be able to obtain a license to any third-party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. Failure by the Company to obtain a license to any technology that it may require to commercialize its technologies or products may have a material adverse effect on the Company.

    The patent positions of pharmaceutical, biopharmaceutical and biotechnology firms, including Gilead, are generally uncertain and involve complex legal and factual questions. Consequently, even though Gilead is currently prosecuting its patent applications with the United States and foreign patent offices, the Company does not know whether any of its pending applications will result in the issuance of any patents or, if any patents are issued, whether they will provide significant proprietary protection. Since patent applications in the United States are maintained in secrecy until patents are issued, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Gilead cannot be certain that it has rights as the first inventor of technologies covered by pending patent applications or that it was the first to file patent applications for such inventions.

    The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees, consultants and vendors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

    Gilead's practice is to require its corporate partners, collaborators, employees, consultants and vendors to execute a confidentiality agreement upon the commencement of a relationship with the Company. The agreements provide that all confidential information developed or made known to an individual during the course of the relationship shall be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

COMPETITION

    The Company's products and development programs target a number of diseases and conditions, including viral infections, cardiovascular disease and cancer. Even if the Company is successful in developing additional products to treat any of these diseases or conditions, there can be no assurance that VISTIDE or any other products that receive marketing clearance will achieve significant commercial acceptance. There are many commercially available products for these diseases, and a large number of companies and institutions are conducting well-funded research and development activities directed at developing additional treatments for these diseases.

    Ganciclovir, marketed in intravenous and oral formulations by Roche Laboratories and as an ocular implant by Chiron Corporation, and foscarnet, marketed by Astra U.S., are commercially available for the treatment of CMV retinitis. These products are directly competitive with VISTIDE. Several other potential CMV retinitis therapeutics are being developed by other companies. A number of therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of AIDS and herpes simplex virus. Glaxo Wellcome, in collaboration with Biota Holdings Limited, is pursuing development of a neuraminidase inhibitor to treat influenza. This compound is in advanced clinical trials and represents significant potential competition for GS 4104. The Company believes that its products and product candidates have competitive advantages over these products, particularly with regard to dosing convenience and duration of action. However, there can be no assurance that VISTIDE or any of the Company's products in development will compete successfully with other available products.

    Nucleotide-based drugs would compete for market share, in many of their applications, with existing therapies. The indications being pursued by the Company's cardiovascular therapeutics program are addressed to varying degrees by existing products, and are the subject of extensive, well-funded programs sponsored by a number of large pharmaceutical companies. In addition, a number of companies are pursuing the development of technologies competitive with the Company's code blocker program. These competing companies include specialized pharmaceutical firms and large pharmaceutical companies acting either independently or together with biopharmaceutical companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for product and clinical development.

    Gilead anticipates that it will face increased competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products developed by the Company's competitors will not be more effective, or more effectively marketed and sold, than any that may be developed by the Company. Competitive products may render Gilead's technology and products obsolete or noncompetitive prior to the Company's recovering research, development or commercialization expenses incurred with respect to any such products.

    Many of the Company's existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking research, preclinical studies and clinical trials of new pharmaceutical products, obtaining FDA and other regulatory approvals, and manufacturing, marketing and selling such products. Accordingly, the Company's competitors may succeed in commercializing the products more rapidly or more effectively than the Company, which would have a material adverse effect on the Company.

    The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important competitive factor may be the timing of market introduction of its products or competitive products. Accordingly, the relative speed with which Gilead can develop products, complete the clinical trials and approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, dosing convenience, availability, price and patent position.

    The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

GOVERNMENT REGULATION

    The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended ("FFDCA") and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

    The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory tests, IN VIVO preclinical studies and formulation studies, (ii) the submission to the FDA of an investigational new drug application ("IND"), which must become effective before clinical trials commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a new drug application ("NDA") to the FDA and (v) the FDA approval of the NDA, prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments, including third party contract manufacturers producing a drug sponsor's products, are subject to periodic inspections by the FDA and must comply with cGMP. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA. Drug product and drug substance manufacturing establishments located in California also must be licensed by the State of California in compliance with local regulatory requirements.

    The FDA has implemented accelerated approval procedures for pharmaceutical agents that treat serious or life-threatening diseases and conditions, especially where no satisfactory alternative therapy exists. Drug sponsors are generally required to conduct post-marketing clinical trials of drugs that have been approved under the FDA's accelerated approval procedures, in order to further characterize the drug's safety and efficacy profile. The Company believes that GS 840 and certain of its other products in development may qualify for accelerated approval. The Company cannot predict the ultimate impact, however, of the FDA's accelerated approval procedures on the timing or likelihood of approval of any of its potential products or those of any competitor.

    Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to cGMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding current Good Laboratory Practices ("GLP"). The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of clinical trials. Additional pharmacology and toxicology studies are generally conducted concurrently with clinical trials.

    Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of qualified principal investigators. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

    Clinical trials are typically conducted in three sequential phases, but the phases often overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacokinetics and pharmacology). Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and
(iii) identify possible adverse effects and safety risks. When a compound appears to be effective and to have an acceptable safety profile in Phase II clinical trials, Phase III clinical trials are undertaken to further evaluate and confirm clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III clinical trials will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the Company or the FDA may delay or suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk.

    The results of the preclinical studies and clinical trials are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, require significant improvements to manufacturing facilities or require extensive post-marketing testing and surveillance to monitor the safety or efficacy of the Company's products if they do not view the NDA as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

    Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

    In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for significant damages or fines.

    In the European Community, human pharmaceutical products are also subject to extensive regulation. The European Community Pharmaceutical Directives govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of human pharmaceutical products. Effective in January 1995, the European Community enacted new regulations providing for a centralized licensing procedure, which is mandatory for certain kinds of products, and a decentralized (country by country) procedure for all other products. A license granted under the centralized procedure authorizes marketing of the product in all of the member states of the European Community. Under the decentralized procedure, a license granted in one member state can be extended to additional member states pursuant to a simplified application process. In the centralized procedure, the EMEA coordinates a scientific review by one or more rapporteurs chosen from among the membership of the Committee for Proprietary Medical Products ("CPMP"), which represent the medicine authorities of the member states. The final approval is granted by a decision of the Commission or Council of the European Community, based on the opinion of the CPMP.

PRICING AND REIMBURSEMENT

    The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in each country of the European Community, even if approval to market the drug under the EMEA's centralized procedure is obtained. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the trading price of the Company's Common Stock, and the adoption of such proposals or efforts could have a material adverse effect on the Company. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish a strategic alliance may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate rebates or predetermined discounts from list prices. For example, a majority of VISTIDE sales is subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. The Company expects that several of its other products in development, particularly for AIDS indications, will have a similar reimbursement profile. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more additional products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

HUMAN RESOURCES

    As of December 31, 1996, Gilead employed 248 people full-time, of whom 69 hold Ph.D. and/or M.D. degrees and 30 hold other advanced degrees. Approximately 149 employees are engaged in research and development activities and 99 are employed in finance, sales and marketing, corporate development, legal and general administrative positions. Gilead believes that it maintains good relations with its employees.

SCIENTIFIC ADVISORY BOARD

    The Company's Scientific Advisory Board is composed of individuals with expertise in fields related to the Company's programs. This Board holds formal meetings with scientists from the Company at least once a year. In some cases, individual members of this Board consult and meet informally with the Company on a more frequent basis. Each of the members of this Board has a consulting agreement with the Company.

    The members of Gilead's Scientific Advisory Board are as follows:

    DANIEL L. AZARNOFF, M.D., has been a member of Gilead's Scientific Advisory Board since January 1990. He headed G.D. Searle & Co.'s research and development from 1979 through 1985, and previously was Professor of Medicine and Pharmacology at the University of Kansas. Dr. Azarnoff is a member of the Institute of Medicine of the National Academy of Sciences.

    JACQUELINE K. BARTON, PH.D., has been a member of Gilead's Scientific Advisory Board since January 1989. She is a Professor of Chemistry at the California Institute of Technology ("Cal Tech"), a member of the American Academy of Arts and Sciences and a recipient of a MacArthur Foundation Fellowship.

    PETER B. DERVAN, PH.D., has been a member of Gilead's Scientific Advisory Board since September 1987. He is Bren Professor of Chemistry at Cal Tech and a member of the National Academy of Sciences and the American Academy of Arts and Sciences.

    MICHAEL J. GAIT, PH.D., has been a member of Gilead's Scientific Advisory Board since July 1989. He is a Senior Staff Scientist with the Medical Research Council in Cambridge, England.

    RALPH F. HIRSCHMANN, PH.D., has been a member of Gilead's Scientific Advisory Board since October 1989. He is a Research Professor of Chemistry at the University of Pennsylvania. Previously, Dr. Hirschmann was employed by Merck & Co., most recently as Senior Vice President of Basic Research and Chemistry. Dr. Hirschmann is a member of the American Academy of Arts and Sciences.

    LAWRENCE L.-K. LEUNG, M.D., has been a member of Gilead's Scientific Advisory Board since September 1994. He is Chief of the Division of Hematology at the Stanford University Medical School. Dr. Leung was previously Director of Cardiovascular Biology and Medicine at Gilead.

BUSINESS ADVISORY BOARD

    The members of Gilead's Business Advisory Board are as follows:

    JOSEPH A. CALIFANO, JR. has been a member of Gilead's Business Advisory Board since September 1988. He is the Chairman and President of the Center on Addiction and Substance Abuse. Formerly, he was the managing partner of the law firm of Dewey, Ballantine, Bushby, Palmer & Wood. Mr. Califano served as Secretary of Health, Education and Welfare from 1977 to 1979.

    THOMAS D. KILEY has been a member of Gilead's Business Advisory Board since January 1990. He is an attorney and independent consultant specializing in intellectual property and corporate strategy in the biotechnology industry. Mr. Kiley formerly served as Vice President and General Counsel and as Vice President for Corporate Development at Genentech, Inc.

    JOHN E. ROBSON has been a member of Gilead's Business Advisory Board since November 1993. He is a Senior Advisor with Robertson, Stephens & Company, LLC. Formerly, he was Deputy Secretary of the United States Treasury, and President and Chief Executive Officer of G. D. Searle & Co. Mr. Robson has also served as Chairman of the Civil Aeronautics Board, Undersecretary of the United States Department of Transportation and Dean of the Emory University School of Business Administration.

    GAIL R. WILENSKY has been a member of Gilead's Business Advisory Board since February 1996. She is the John M. Olin Senior Fellow at Project HOPE, and Chair of the Physician Payment Review Commission, responsible for advising the U.S. Congress on Medicare and Medicaid matters. Dr. Wilensky was previously Deputy Assistant to the President for Policy Development, and Administrator of the Health Care Financing Administration of the U.S. Department of Health and Human Services.

                                  RISK FACTORS

    IN THIS SECTION, THE COMPANY SUMMARIZES CERTAIN RISKS THAT SHOULD BE CONSIDERED BY STOCKHOLDERS AND PROSPECTIVE INVESTORS IN THE COMPANY. THESE RISKS ARE DISCUSSED IN DETAIL BELOW, AND ARE DISCUSSED IN CONTEXT IN OTHER SECTIONS OF THIS REPORT.

RAPIDLY CHANGING ENVIRONMENT FOR AIDS THERAPEUTICS

    Several of the Company's products and products in development address AIDS or AIDS-related conditions, including VISTIDE for CMV retinitis, FORVADE for refractory HSV infection, GS 840 for HIV and AIDS and PMPA for HIV and AIDS. The medical, regulatory and commercial environment for AIDS therapies is changing at a rapid pace, often in unpredictable ways. For example, medical opinion on appropriate treatment regimens for people with AIDS is evolving and is often in conflict. This evolution can have a dramatic impact on the regulatory requirements for the approval of AIDS therapies as well as the commercial prospects of individual therapies. In addition, improvements in AIDS therapy reduce the potential commercial market for therapies to treat AIDS-related conditions such as CMV retinitis, and make clinical trials for new AIDS therapies more difficult to enroll. As a participant in the development and marketing of AIDS therapies, Gilead is subject to dramatic changes in the regulatory and commercial environment in which it operates, which could have a material adverse impact on the Company. See "VISTIDE" and "Gilead's Product Development Programs."

NO ASSURANCE OF REGULATORY APPROVAL; GOVERNMENT REGULATION

    The Company's preclinical studies and clinical trials, as well as the manufacturing and marketing of its potential products, are subject to extensive regulation by numerous federal, state and local government authorities in the United States. Similar regulatory requirements exist in Europe and in other countries where the Company intends to test and market its potential products. The Company's NDA for FORVADE is currently under review by the FDA, and the Company anticipates filing for marketing approval of additional products over the next several years. There can be no assurance that FORVADE or any of the Company's other products in development will receive marketing approval in any country on a timely basis, or at all.

    The regulatory process, which includes preclinical studies and clinical trials of each compound to establish its safety and efficacy, takes many years and requires the expenditure of substantial resources. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions. Further, FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's potential products. In addition, a marketed drug and its manufacturer are subject to continual review, and later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. See "Government Regulation."

UNCERTAINTIES RELATED TO CLINICAL TRIALS

    Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials.

    The rate of completion of the Company's clinical trials is dependent upon the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. In addition, recent improvements in AIDS drug therapy may make clinical trials for new AIDS therapies more difficult to enroll. Delays in planned patient enrollment can result in increased costs and delays. In addition, if the Company is unable to successfully complete its clinical trials, its business could be materially adversely affected. See "Gilead's Product Development Programs."

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

    The Company has established a number of significant collaborative relationships with major pharmaceutical companies, including Pharmacia & Upjohn, Hoffmann-La Roche, Glaxo Wellcome and American Home Products. The Company is dependent to a large degree on its collaborative partners with respect to research funding, clinical development and/or sales and marketing performance. There can be no assurance that the efforts of the Company's collaborative partners will be successful, that the interests of the Company and its partners will not be in conflict or that any of the Company's partners will not terminate their relationship with the Company. In addition, a significant portion of the Company's revenues have historically come from collaborative relationships, and the Company expects this to be the case in future periods. Although the Company has established contractual relationships with each of its collaborative partners, there can be no assurance that these contracts will provide significant protection or can be effectively enforced if one of these partners fails to perform. The Company cannot control whether its corporate partners will devote sufficient resources to the Company's programs or products. The Company anticipates seeking collaborative relationships for certain of its programs in the future, and there can be no assurance that such relationships will be available on acceptable terms, if at all. See "Collaborative Relationships."

LOSS HISTORY AND ACCUMULATED DEFICIT; QUARTERLY FLUCTUATIONS; UNCERTAINTY OF
  FUTURE PROFITABILITY

    Gilead has incurred net losses since its inception. At December 31, 1996, the Company's accumulated deficit was approximately $134.5 million. Such losses have resulted principally from expenses incurred in the Company's research and development programs and, to a lesser extent, from sales, general and administrative expenses. The Company's revenues to date have been generated primarily from collaborative arrangements rather than product revenues. The Company's current product revenues are derived solely from sales of VISTIDE and from the co-promotion of Roche's Roferon-A for hepatitis C. Both of these products were recently launched and have limited sales potential relative to many pharmaceutical products. Gilead expects to incur substantial losses for at least the next several years, due primarily to the expansion of its research and development programs, including preclinical studies, clinical trials and manufacturing, as well as increasing commercialization expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, receive regulatory approval for, commercialize, manufacture, market and sell any additional products, or achieve or sustain or profitability.

TECHNOLOGICAL UNCERTAINTY

    The development of new pharmaceutical products is highly uncertain and is subject to a number of significant risks. Potential products that appear to be promising at various stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products will be found ineffective or cause harmful side effects during preclinical studies or clinical trials, fail to receive necessary regulatory approvals, be difficult or uneconomical to manufacture on a commercial scale, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties.

    There are a number of technological challenges the Company must address to successfully develop commercial products in each of its development programs. Certain of the Company's potential products will require significant additional research and development efforts, including process development and significant additional clinical testing, prior to any commercial use. There can be no assurance that the Company will successfully address any of these technological challenges, or others that may arise in the course of development. See "Gilead's Product Development Programs."

NO ASSURANCE OF MARKET ACCEPTANCE

    There can be no assurance that VISTIDE or any of the Company's products in development, if approved for marketing, will achieve market acceptance. The degree of market acceptance depends upon a number of factors, including the receipt and scope of regulatory approvals, the establishment and demonstration in the medical and patient advocacy community of the clinical efficacy and safety of the Company's product candidates and their potential advantages over competitive products, and reimbursement policies of government and third-party payors. There can be no assurance that physicians, patients, patient advocates, payors or the medical community in general will accept and utilize any products that may be developed by the Company. See "VISTIDE," "Gilead's Product Development Programs" and "Competition."

INTENSE COMPETITION

    The Company's products and development programs target a number of diseases and conditions, including viral infections, cardiovascular disease and cancer. Even if the Company is successful in developing additional products to treat any of these diseases or conditions, there can be no assurance that VISTIDE or any other products that receive marketing clearance will achieve significant commercial acceptance. There are many commercially available products for these diseases, and a large number of companies and institutions are conducting well-funded research and development activities directed at developing treatments for these diseases.

    Gilead anticipates it will face increased competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products developed by the Company's competitors will not be more effective, or be more effectively marketed and sold, than any that may be developed by the Company. Competitive products may render Gilead's technology and products obsolete or noncompetitive prior to the Company's recovery of research, development or commercialization expenses incurred with respect to any such products.

    Many of the Company's existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking research, preclinical studies and clinical trials of new pharmaceutical products, obtaining FDA and other regulatory approvals, and manufacturing, marketing and selling such products. Accordingly, the Company's competitors may succeed in commercializing products more rapidly or effectively than the Company, which would have a material adverse effect on the Company. See "Competition."

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

    The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in each country of the European Community, even if approval to market the drug under the EMEA's centralized procedure is obtained. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the trading price of the Company's Common Stock, and the adoption of such proposals or efforts could have a material adverse effect on the Company. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish corporate collaborations may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate rebates or predetermined discounts from list prices. For example, a majority of VISTIDE sales is subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. The Company expects that several of its other products in development, particularly for AIDS indications, will have a similar reimbursement profile. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more additional products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement will be available or will be sufficient to allow the Company to sell its products on a competitive basis. See "Pricing and Reimbursement."

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

    The Company's success will depend in part on its ability to obtain and enforce patent protection for its products both in the United States and other countries. No assurance can be given that patents will issue from any pending applications or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company does not have patent filings covering GS 840 in China or in certain other Asian countries, although it does have an application pending in Japan. Asia is a major market for hepatitis B therapies, one of the potential indications for GS 840. In addition, patents on certain of the Company's compounds may issue many years before marketing approval is obtained, limiting the commercial value of the product.

    The commercial success of the Company will also depend in part on not infringing patents or proprietary rights of others and not breaching the licenses granted to the Company. There can be no assurance that the Company will be able to obtain a license to any third-party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. Failure by the Company to obtain a license to any technology that it may require to commercialize its technologies or products may have a material adverse effect on the Company.

    Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation is adverse to the Company, the Company's business could be adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost to the Company.

    The Company also relies on unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees, consultants and vendors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. See "Patents and Proprietary Rights."

RELIANCE ON THIRD PARTY MANUFACTURERS

    The Company generally relies on third parties for the manufacture of bulk drug substance and final drug product for clinical and commercial purposes, including for VISTIDE, FORVADE and GS 840. Pursuant to such manufacturing relationships, the Company depends on such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform and any failures by third parties may delay clinical trials or the submission of products for regulatory approval, impair the Company's ability to deliver commercial products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company.

    The Company has qualified a sole source supplier with the FDA for the bulk drug substance used in VISTIDE and another sole source supplier for the final drug product. Gilead has established a second source of bulk drug substance supply for VISTIDE (and for FORVADE), but has not yet qualified this source with the FDA. The use of this second source or other alternative suppliers will require further FDA approval, which will be time consuming. Consequently, in the event that supplies from either of these sole source suppliers were interrupted for any reason, the Company's ability to ship VISTIDE or FORVADE could be impaired, which would have a material adverse effect on the Company.

    For certain of its potential products, including GS 4104 for the potential treatment and prevention of influenza, the Company will need to develop further its production technologies for use on a larger scale in order to conduct clinical trials and produce such products for commercial sale at an acceptable cost. There can be no assurance that the Company or its partners will be able to implement any of these developments successfully. See "Manufacturing."

PRODUCT LIABILITY EXPOSURE AND INSURANCE

    The commercial use of VISTIDE or any other product approved for marketing, and use of any of the Company's potential products in clinical trials, exposes the Company to product liability claims. These claims might be made directly by consumers, health care providers or by pharmaceutical companies or others selling such products. Gilead has obtained product liability insurance coverage for its commercial products and clinical trials. There can be no assurance that such coverage will be adequate for any liability arising from the use of commercial or clinical products of the Company. Moreover, insurance coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. There can also be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any future clinical trials or products approved for marketing. A successful product liability claim or series of claims could have a material adverse effect on the Company.

HAZARDOUS MATERIALS

    The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for significant damages or fines.

VOLATILITY OF STOCK PRICE

    The market prices for securities of biopharmaceutical companies, including Gilead, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the Company or its competitors, clinical trial results, government actions or regulation, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by the Company or others and general market conditions can have an adverse effect on the market price of the Common Stock. In particular, the realization of any of the risks described in these "Risk Factors" could have a dramatic and adverse impact on such market price.

ANTITAKEOVER PROVISIONS

    The Company has adopted a number of provisions that could have antitakeover effects. In November 1994, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan, commonly referred to as a "poison pill." The Company's Restated Certificate of Incorporation (the "Restated Certificate") does not permit cumulative voting. The Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of, and issue shares of, preferred stock. These provisions and other provisions of the Restated Certificate and Delaware corporate law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

ITEM 2. PROPERTIES

    Gilead's administrative offices and research laboratories are located in Foster City, California. The Company leases approximately 145,800 square feet of space in six adjacent buildings. The leases on this space expire March 31, 2006, and the Company has an option to renew the leases for two additional five year periods. The Company believes that it will need to expand its facilities in the future to support any significant growth in its operations. Gilead anticipates it will be able to expand its facilities in nearby locations. There can be no assurance, however, that such space will be available on favorable terms, if at all.

ITEM 3. LEGAL PROCEEDINGS

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

    The information required by this Item is incorporated by reference to page 39 of the Registrant's annual report to security holders furnished to the Commission pursuant to Rule 14a-3(b) in connection with the 1997 Annual Meeting attached hereto as Exhibit 13.1 (the "Annual Report").

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference to page 23 of the Annual Report attached hereto as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

    The information required by this Item is incorporated by reference to pages 24 through 25 of the Annual Report attached hereto as Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Company and the related report of independent auditors are incorporated herein by reference to pages 26 through 38 of the Annual Report attached here as to Exhibit 13.1:

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Stockholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

    Report of Ernst & Young LLP, Independent Auditors

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this Item concerning the Company's directors and executive officers is incorporated by reference to pages 2 through 4 of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Executive Officers."

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this Item is incorporated by reference to page 6 of the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to pages 7 through 10 of the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT

    The information required by this Item is incorporated by reference to pages 5 through 6 of the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to page 14 through 15 of the Proxy Statement under the heading "Certain Transactions" and by reference to pages 7 through 10 of the Proxy Statement under the heading "Executive Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

    (1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of Gilead Sciences, Inc. are filed as part of this Form 10-K and are included in the Annual Report attached hereto as Exhibit 13.1 and incorporated herein by reference.

        Report of Ernst & Young LLP, Independent Auditors

        Consolidated Balance Sheets at December 31, 1996 and 1995

        Consolidated Statements of Operations for the year ended December 31, 1996, the nine months ended December 31, 1995 and 1994 and for the year ended March 31, 1995

        Consolidated Statements of Stockholders' Equity for the year ended December 31, 1996, the nine months ended December 31, 1995 and for the year ended March 31, 1995

        Consolidated Statements of Cash Flows for the year ended December 31, 1996, the nine months ended December 31, 1995 and 1994 and for the year ended March 31, 1995

        Notes to Consolidated Financial Statements

        All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

    (2) Exhibits

 EXHIBIT     EXHIBIT
FOOTNOTE     NUMBER                                        DESCRIPTION OF DOCUMENT
---------  -----------  ----------------------------------------------------------------------------------------------
(1)               3.1   Amended and Restated Certificate of Incorporation of the Registrant.
(2)               3.2   Amended and Restated By-laws of the Registrant.
(9)               3.3   Certificate of Amendment of Restated Certificate of Incorporation.
                  4.1   Reference is made to Exhibits 3.1, 3.2, and 3.3.
(8)               4.2   Rights Agreement, dated as of November 21, 1994, between Registrant and First Interstate Bank, with exhibits.
(8)               4.3   Form of letter sent to Gilead Sciences, Inc. stockholders, dated December 14, 1994.
(9)+             10.1   Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.
(3)              10.3   Form of Employee Proprietary Information and Invention Agreement entered into between
                        Registrant and certain of its officers and key employees.
(2)+             10.4   Registrant's 1987 Incentive Stock Option Plan and related agreements.
(2)              10.5   Registrant's 1987 Supplemental Stock Option Plan and related agreements.
(4)              10.7   Registrant's 1991 Employee Stock Purchase Plan.
(9)              10.8   Registrant's 1991 Stock Option Plan, as amended October 17, 1995.
(2)              10.11  Series C Preferred Stock Purchase Agreement, dated as of July 26, 1990, by and between
                        Registrant and Glaxo Inc.
(2)              10.13  Registration Rights Agreement, dated as of June 28, 1991, by and among Registrant and the investors identified on Schedule 1 attached thereto.
(2)+             10.15  Form of Non-Qualified Stock Option issued to certain executive officers and directors in 1991.

 EXHIBIT     EXHIBIT
FOOTNOTE     NUMBER                                        DESCRIPTION OF DOCUMENT
---------  -----------  ----------------------------------------------------------------------------------------------
(2)              10.16  Relocation Loan Agreement, dated as of November 1, 1990 among Registrant, John C. Martin and
                        Rosemary Martin.
(2)              10.17  Vintage Park Research and Development Net Lease by and between Registrant and Vintage Park
                        Associates dated March 27, 1992 for premises located at 344B, 346 and 353 Lakeside Drive,
                        Foster City, California with related addendum, exhibits and amendments.
(2)              10.21  Letter Agreement, dated as of September 23, 1991 between Registrant and IOCB/ REGA, with exhibits with certain confidential information deleted.
(5)              10.23  Vintage Park Research and Development Net Lease by and between Registrant and Vintage Park
                        Associates dated September 16, 1993 for premises located at 335 Lakeside Drive, Foster City,
                        California with related exhibits.
(6)              10.26  Amendment Agreement, dated October 25, 1993 between Registrant and IOCB/ REGA, and related license agreements and exhibits with certain confidential information deleted.
(6)              10.28  Loan Agreement among Registrant and The Daiwa Bank, Limited dated May 17, 1994 with certain confidential information deleted.
(7)              10.29  License and Supply agreement between Registrant and American Cyanamid Company dated August 1,
                        1994 with certain confidential information deleted.
(8)              10.30  Loan Agreement, dated as of October 1, 1994 among Registrant and Mark L. Perry and Melanie P.
                        Pena.
(9)              10.33  Registrant's 1995 Non-Employee Directors' Stock Option Plan and related form of stock option grant.
(10)             10.34  Collaborative Research Agreement, dated as of March 25, 1996, by and between Registrant and
                        Glaxo Wellcome Inc. with certain confidential information deleted.
(11)             10.35  Agreement among Registrant and Michael F. Bigham.
(11)             10.36  Vintage Park Research and Development Lease by and between Registrant and WCB Sixteen Limited
                        Partnership dated June 24, 1996 for premises located at 333 Lakeside Drive, Foster City,
                        California.
(11)             10.37  Amendment No. 1 to Vintage Park Research and Development Lease by and between Registrant and
                        WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 335 Lakeside
                        Drive, Foster City, California.
(11)             10.38  Amendment No. 2 to Vintage Park Research and Development Lease by and between Registrant and
                        WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 344B, 346 and
                        353 Lakeside Drive, Foster City, California.
(11)             10.39  Amendment No. 2 to Vintage Park Research and Development Lease by and between Registrant and
                        WCB Sixteen Limited Partnership dated June 24, 1996 for premises located at 342A and 368
                        Lakeside Drive, Foster City, California.
(12)             10.40  License and Supply Agreement between Registrant and Pharmacia & Upjohn S.A. dated August 7,
                        1996 with certain confidential information deleted.
(12)             10.41  Series B Preferred Stock Purchase Agreement between Registrant and Pharmacia & Upjohn S.A.
                        dated August 7, 1996.
(12)             10.42  Development and License Agreement between Registrant and F. Hoffmann-La Roche Ltd and
                        Hoffmann-La Roche Inc dated September 27, 1996 with certain confidential information deleted.

 EXHIBIT     EXHIBIT
FOOTNOTE     NUMBER                                        DESCRIPTION OF DOCUMENT
---------  -----------  ----------------------------------------------------------------------------------------------
(12)             10.43  Copromotion Agreement between Registrant and Roche Laboratories, Inc. dated September 27, 1996 with certain confidential information deleted.
                 10.44  Agreement among Registrant and Michael L. Riordan, M.D.
                 13.1   Registrant's Annual Report to Stockholders for the year ended December 31, 1996.
                 23.1   Consent of Ernst & Young LLP, Independent Auditors. Reference is made to page 36.
                 24.1   Power of Attorney. Reference is made to page 34.
                 27.1   Financial Data Schedule.

------------------------

 (1) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 33-46058) and incorporated herein by reference.

 (2) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-44534) or amendments thereto and incorporated herein by reference.

 (3) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680) or amendments thereto and incorporated herein by reference.

 (4) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 33-62060) and incorporated herein by reference.

 (5) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

 (6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.

 (7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

 (8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

 (9) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (No. 333-868) or amendments thereto and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the nine month period ended December 31, 1996.

(11) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(12) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

 + Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GILEAD SCIENCES, INC.

                                By:              /s/ JOHN C. MARTIN
                                     -----------------------------------------
                                                   John C. Martin
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                Date: March 20, 1997

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Martin and Mark L. Perry, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                              TITLE                       DATE
----------------------------------------  ------------------------------  --------------------

           /s/ JOHN C. MARTIN             President and Chief Executive
----------------------------------------    Officer, Director (Principal     March 20, 1997
            (John C. Martin)                Executive Officer)

                                          Vice President, Chief
           /s/ MARK L. PERRY                Financial Officer and
----------------------------------------    General Counsel (Principal       March 20, 1997
            (Mark L. Perry)                 Financial and Accounting
                                            Officer)

         /s/ DONALD H. RUMSFELD
----------------------------------------  Chairman of the Board of           March 20, 1997
          (Donald H. Rumsfeld)              Directors

        /s/ ETIENNE F. DAVIGNON
----------------------------------------  Director                           March 20, 1997
         (Etienne F. Davignon)

               SIGNATURE                              TITLE                       DATE
----------------------------------------  ------------------------------  --------------------

        /s/ JAMES M. DENNY, SR.
----------------------------------------  Director                           March 20, 1997
         (James M. Denny, Sr.)

          /s/ GORDON E. MOORE
----------------------------------------  Director                           March 20, 1997
           (Gordon E. Moore)

         /s/ MICHAEL L. RIORDAN
----------------------------------------  Director                           March 20, 1997
          (Michael L. Riordan)

          /s/ GEORGE P. SHULTZ
----------------------------------------  Director                           March 20, 1997
           (George P. Shultz)