Form 10-Q
period 1997-03-31
GILEAD SCIENCES INC
filed 1997-04-25
CIK 882095

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                               FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the period ended        MARCH 31, 1997
                     --------------------------------------

                                  OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                        Commission File No.
                              0-19731


                        GILEAD SCIENCES, INC.
          (Exact name of registrant as specified in its charter)


           Delaware                                94-3047598
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification No.)

333 Lakeside Drive, Foster City, California           94404
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:    415-574-3000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X             No
                          --------           --------

     Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of April 15, 1997: 29,037,447.

                           GILEAD SCIENCES, INC.

                                   INDEX

PART I.   FINANCIAL INFORMATION                                    PAGE NO.
                                                                   --------

Item 1.   Consolidated Financial Statements and Notes

          Consolidated Balance Sheets - March 31, 1997 and
          December 31, 1996                                            3

          Consolidated Statements of Operations -- for the three
          months ended March 31, 1997 and 1996                         4

          Consolidated Statements of Cash Flows -- for the three
          months ended March 31, 1997 and 1996                         5

          Notes to Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                            10

                       PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Notes

                          GILEAD SCIENCES, INC.
                      CONSOLIDATED BALANCE SHEETS
           (in thousands, except share and per share amounts)

                                ASSETS

                                                 MARCH 31,         DECEMBER 31,
                                                   1997                1996
                                                -----------        ------------
Current assets:                                 (unaudited)           (Note)

   Cash and cash equivalents                    $  104,742          $  131,984
   Short-term investments                          192,652             163,979
   Other current assets                              3,340               4,290
                                                ----------          ----------

        Total current assets                       300,734             300,253

Property and equipment, net                         10,301               9,172
Other assets                                         1,365               1,248
                                                ----------          ----------
                                                $  312,400          $  310,673
                                                ----------          ----------
                                                ----------          ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                             $    3,514          $    2,501
   Accrued clinical and preclinical expenses         5,549               5,007
   Other accrued liabilities                         5,554               4,433
   Deferred revenues                                 6,747                 527
   Current portion of equipment financing
        obligations and long-term debt               3,507               3,631
                                                ----------          ----------

        Total current liabilities                   24,871              16,099

Noncurrent portion of equipment financing
        obligations and long-term debt               2,215               2,914

Commitments

Stockholders' equity:
   Common stock, par value $.001 per share;
        60,000,000 shares authorized;
        29,031,249 shares and 28,758,165 shares
        issued and outstanding at March 31, 1997
        and December 31, 1996, respectively             29                  29
   Additional paid-in capital                      428,680             426,577
   Unrealized gains (losses) on investments, net      (508)                 89
   Accumulated deficit                            (142,434)           (134,486)
   Deferred compensation                              (453)               (549)
                                                ----------          ----------

          Total stockholders' equity               285,314             291,660
                                                ----------          ----------
                                                $  312,400          $  310,673
                                                ----------          ----------
                                                ----------          ----------

Note: The consolidated balance sheet at December 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           See accompanying notes.

                            GILEAD SCIENCES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                  (in thousands, except per share amounts)


                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -----------------------
                                                        1997          1996
                                                     ----------    ---------
Revenues:

     Product sales, net                               $   3,034    $      -
     Contract revenues                                    2,330         779
     Royalty revenues                                       102           -
                                                      ---------    --------
Total revenues                                            5,466         779

Costs and expenses:

     Cost of sales                                          487            -
     Research and development                            10,826        9,309
     Selling, general and administrative                  6,147        4,839
                                                      ---------    --------

Total costs and expenses                                 17,460       14,148
                                                      ---------    --------

Loss from operations                                    (11,994)     (13,369)

Interest income, net                                      4,046        2,567
                                                      ---------    --------

Net loss                                              $  (7,948)   $ (10,802)
                                                      ---------    --------
                                                      ---------    --------

Net loss per share                                    $   (0.27)   $   (0.42)
                                                      ---------    --------
                                                      ---------    --------

Common shares used in the
     calculation of net loss per share                   28,930       25,669
                                                      ---------    --------
                                                      ---------    --------


                           See accompanying notes.

                           GILEAD SCIENCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            Increase (decrease) in cash and cash equivalents
                                 (unaudited)
                                (in thousands)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        1997          1996
                                                   --------------  ------------
Cash flows from operating activities:
   Net loss                                         $   (7,948)    $ (10,802)
   Adjustments used to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                        753         1,084
      Changes in assets and liabilities:
         Other current assets                              950          (972)
         Other assets                                     (117)          (89)
         Accounts payable                                1,013        (1,573)
         Accrued clinical and preclinical expenses         542         1,332
         Other accrued liabilities                       1,121         1,235
         Deferred revenues                               6,220         2,292
                                                    ----------     ---------
              Total adjustments                         10,482         3,309
                                                    ----------     ---------

              Net cash provided by (used in)
              operating activities                       2,534        (7,493)
                                                    ----------     ---------

Cash flows from investing activities:
   Purchases of short-term investments                (113,446)     (158,631)
   Sales of short-term investments                      78,391         3,883
   Maturities of short-term investments                  5,785        28,235
   Capital expenditures                                 (1,786)         (414)
                                                    ----------     ---------
              Net cash used in investing
              activities                               (31,056)     (126,927)
                                                    ----------     ---------

Cash flows from financing activities:
   Payments of equipment financing obligations
      and long-term debt                                  (823)         (684)
   Proceeds from issuance of common stock                2,103       157,048
                                                    ----------     ---------
              Net cash provided by
                financing activities                     1,280       156,364
                                                    ----------     ---------
Net increase (decrease) in cash and cash
  equivalents                                          (27,242)       21,944

Cash and cash equivalents at beginning of period       131,984        27,420
                                                    ----------     ---------

Cash and cash equivalents at end of period          $  104,742     $  49,364
                                                    ----------     ---------
                                                    ----------     ---------

                             See accompanying notes.

                             GILEAD SCIENCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The information at March 31, 1997, and for the three month periods ended March 31, 1997 and 1996, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1997 Annual Meeting of Stockholders.

     NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options are excluded from the computation as their effect is antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (EPS). The Statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. Under the Statement, primary EPS computed in accordance with Accounting Principle Board Opinion No. 15 will be replaced with a new simpler calculation called "basic EPS" and the Company will be required to restate comparative EPS amounts for all prior periods. Under the new requirements, basic EPS for the three months ended March 31, 1997 and 1996 will be unchanged from primary EPS as disclosed. Fully diluted EPS will not change significantly but has been renamed "diluted EPS". Gilead plans to implement the Statement in the fourth quarter of 1997.

     DEFERRED COMPENSATION

     The Company records deferred compensation on option grants for the difference between the grant price and the market value on the date of grant and amortizes such amounts over the five year vesting period of the options.

2.   INVESTMENTS

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities, which consist primarily of U.S. Treasury Securities, corporate commercial paper, bonds and notes of domestic corporations and asset-backed securities, are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At March 31, 1997, the contractual maturities of the debt securities do not exceed three years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Since its inception in June 1987, Gilead has devoted the substantial portion of its resources to its research and development programs, with significant expenses relating to commercialization beginning in 1996. With the exception of the third quarter of 1996, when the Company entered into two collaborations with significant initial license fees, the Company has incurred losses since its inception. Gilead expects to incur losses for the next several years due primarily to its research and development programs, including preclinical studies, clinical trials and manufacturing, as well as marketing and sales efforts in support of VISTIDE-Registered Trademark- (cidofovir injection) and other potential products.

     On June 26, 1996 the U.S. Food and Drug Administration (FDA) granted marketing clearance of VISTIDE for the treatment of cytomegalovirus (CMV) retinitis in patients with AIDS. The Company is independently marketing VISTIDE in the United States with an antiviral specialty sales force and has entered into a collaboration agreement with Pharmacia & Upjohn S.A. ("P&U") to market VISTIDE in all countries outside the United States. Sales of VISTIDE in the United States were lower in the first quarter of 1997 as compared to the third or fourth quarters of 1996, due primarily to the effectiveness of new
AIDS therapeutics, which appear to be reducing the incidence of opportunistic infections such as CMV retinitis. The Company cannot predict the impact of this trend on future sales of VISTIDE. The Company expects, however, that its financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products or achieve profitability. As of March 31, 1997, the Company's accumulated deficit was approximately $142.4 million.

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

     As a company in an industry undergoing rapid change, the Company faces significant challenges and risks, including the risks inherent in its research and development programs, uncertainties in obtaining and enforcing patents, the lengthy and expensive regulatory approval process, intense competition from pharmaceutical and biotechnology companies, increasing pressure on pharmaceutical pricing from payors, patients and government agencies, and uncertainties associated with the eventual market acceptance of VISTIDE or any of the Company's products in development. These risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Stockholders and potential investors in the Company should carefully consider these risks in evaluating the Company and should be aware that the realization of any of these risks could have a dramatic and negative impact on the Company's stock price.

     This report contains forward-looking statements relating to clinical and regulatory developments, marketing and sales matters, future expense levels and financial results. These statements involve inherent risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, particularly those relating to the development and marketing of pharmaceutical products.

RESULTS OF OPERATIONS

REVENUES

     The Company had total revenues of $5.5 million and $0.8 million for the quarters ended March 31, 1997 and 1996, respectively. Total revenues included net product sales of $3.0 million from the sale of VISTIDE for the quarter ended March 31, 1997, with no product sales in the previous period. Revenues of approximately $0.8 million in both periods resulted from the Company's collaborative research and development agreement with Glaxo. In addition, revenues in 1997 included $1.6 million of contract revenue from Hoffmann-La Roche related to the collaboration agreement to develop and commercialize therapies for the treatment and prevention of viral influenza. The Company also recorded royalty income in the first quarter of 1997 of approximately $0.1 million attributable to an expanded access program conducted by Pharmacia & Upjohn for VISTIDE in France.

OPERATING COSTS AND EXPENSES

     The Company's cost of sales was $0.5 million for the quarter ended March 31, 1997. The Company had no cost of sales for the three months ended March 31, 1996. Cost of sales resulted from the Company's sale of VISTIDE, which was launched in June 1996.

     For the quarter ended March 31, 1997, the Company's research and development expenses increased 16% to $10.8 million from $9.3 million for the same period in 1996. This increase was due primarily to expansion in the Company's ongoing clinical trials for several product candidates and a related increase in research and development staffing. The Company expects its research and development expenses will grow in the remainder of 1997, reflecting anticipated increased expenses related to clinical trials for several product candidates as well as related increases in staffing, preclinical studies and manufacturing.

     Selling, general and administrative expenses were $6.1 million and $4.8 million for the quarters ended March 31, 1997 and 1996, respectively, representing an increase of 27%. This increase was incurred to support the Company's marketing and sales activities, primarily related to VISTIDE, and to support the expanded research and development efforts, as well as general and administrative activities. The Company expects its selling, general and administrative expenses to increase during the remainder of 1997 in connection with the ongoing sales and marketing activities related to the sale of VISTIDE and other potential products as well as continued support of expanded research and development facilities.

NET INTEREST INCOME

     The Company had net interest income of $4.0 million and $2.6 million for the quarters ended March 31, 1997 and 1996, respectively, representing an increase of 58%. Net interest income has significantly increased due to the Company's higher average cash and cash equivalents and short-term investment balance for the quarter ended March 31, 1997 as compared to the same quarter in 1996. The Company's public offering of common stock completed in February 1996 resulted in a higher cash and cash equivalents and short-term investment balance for one month of the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term investments were $297.4 million at March 31, 1997 compared to $296.0 million at December 31, 1996. During the remainder of 1997, the Company expects to incur construction and equipment costs of approximately $1.3 million related to the final build-out of a 37,000 square foot facility leased in August 1996, as well as improvements to other leased facilities. In addition, during the remainder of 1997 the Company expects to incur research and development and selling, general and administrative expenses in excess of amounts incurred in 1996 for the equivalent period.

     Net cash provided by operations was $2.5 million for the three months ended March 31, 1997 as compared to net cash used in operations of $7.5 million for the three months ended March 31, 1996. Cash provided by operations during the 1997 period resulted from net product revenues and from payments received for the Company's collaborative agreements, which are deferred until they are earned. The Company believes that its existing capital resources, supplemented by net product revenues and contract revenues, will be adequate to satisfy its capital needs for the foreseeable future. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of VISTIDE and any of the Company's products in development that receive marketing approval, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the expansion of sales and marketing capabilities and the establishment of additional collaborative relationships with other companies.

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

                      PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the Quarter ended
     March 31, 1997.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GILEAD SCIENCES, INC.
                                              -------------------------------
                                              (Registrant)



Date:     April 25, 1997                      /S/ John C. Martin
                                              -------------------------------
                                                  John C. Martin
                                                  President and Chief
                                                  Executive Officer


Date:     April 25, 1997                      /s/ Mark L. Perry
                                              -------------------------------
                                                  Mark L. Perry
                                                  Vice President,
                                                  Chief Financial Officer
                                                  and General Counsel
                                                  (Principal Financial and
                                                  Accounting Officer)