Form 10-Q
period 1997-06-30
GILEAD SCIENCES INC
filed 1997-07-25
CIK 882095

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the period ended       JUNE 30, 1997
                     ------------------------------
                                      OR

[      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO
                               ----------------     -------------------

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

                        Yes    X            No
                            -------             --------

     Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of July 15, 1997: 29,262,538.

                             GILEAD SCIENCES, INC.

                                     INDEX


PART  I.  FINANCIAL INFORMATION                                  PAGE NO.
                                                                 --------

Item  1.    Consolidated Financial Statements and Notes

            Consolidated Balance Sheets - June 30, 1997 and
            December 31, 1996                                       3

            Consolidated Statements of Operations -- for the
            three months and six months ended June 30, 1997
            and 1996                                                4

            Consolidated Statements of Cash Flows -- for the
            six months ended June 30, 1997 and 1996                 5

            Notes to Consolidated Financial Statements              6

Item  2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7


PART  II. OTHER INFORMATION

Item  6.    Exhibits and Reports on Form 8-K                       10

SIGNATURES                                                         11

                        PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Notes

                             GILEAD SCIENCES, INC.
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                    ASSETS

                                                        JUNE 30,      DECEMBER 31,
                                                          1997           1996
                                                      -----------     -----------
                                                      (unaudited)       (Note)
Current assets:

  Cash and cash equivalents                            $  138,961     $  131,984
  Short-term investments                                  198,393        163,979
  Other current assets                                      4,684          4,290
                                                      -----------     ----------
     Total current assets                                 342,038        300,253

Property and equipment, net                                10,458          9,172
Other assets                                                1,464          1,248
                                                      -----------     ----------
                                                       $  353,960     $  310,673
                                                      -----------     ----------
                                                      -----------     ----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                     $    2,288       $  2,501
  Accrued clinical and preclinical expenses                 6,078          5,007
  Other accrued liabilities                                 5,846          4,433
  Deferred revenues                                         4,260            527
  Current portion of equipment financing obligations
    and long-term debt                                      3,054          3,631
                                                      -----------     ----------
     Total current liabilities                             21,526         16,099

Noncurrent portion of equipment financing obligations
    and long-term debt                                      1,828          2,914

Commitments

Stockholders' equity:
  Preferred stock, par value $.001 per share; 5,000,000
   shares authorized;  1,133,786 shares of Series B
   issued and outstanding at June 30, 1997; none at
   December 31, 1996 (liquidation preference of
   $40.0 million)                                               1              -
  Common stock, par value $.001 per share; 60,000,000
   shares authorized; 29,234,238 shares and
   28,758,165 shares issued and outstanding at
   June 30, 1997 and December 31, 1996, respectively           29             29
  Additional paid-in capital                              470,709        426,577
  Unrealized gains (losses) on investments, net               (21)            89
  Accumulated deficit                                    (139,723)      (134,486)
  Deferred compensation                                      (389)          (549)
                                                      -----------     ----------
     Total stockholders' equity                           330,606        291,660
                                                      -----------     ----------
                                                       $  353,960      $ 310,673
                                                      -----------     ----------
                                                      -----------     ----------


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

                             GILEAD SCIENCES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)


                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                               -----------------------      ------------------------
                                                 1997           1996           1997           1996
                                               -----------------------      ------------------------
Revenues:

  Product sales, net                           $  3,956      $   1,403      $   6,990      $   1,403
  Other revenues                                 15,770            803         18,201          1,582
                                               --------      ---------      ---------      ---------
Total revenues                                   19,726          2,206         25,191          2,985

Costs and expenses:

  Cost of sales                                     328            101            815            101
  Research and development                       14,696         10,563         25,522         19,846
  Selling, general and administrative             6,146          7,440         12,292         12,305
                                               --------      ---------      ---------      ---------

Total costs and expenses                         21,170         18,104         38,629         32,252
                                               --------      ---------      ---------      ---------

Loss from operations                             (1,444)       (15,898)       (13,438)       (29,267)

Interest income, net                              4,155          3,740          8,201          6,307
                                               --------      ---------      ---------      ---------

Net income (loss)                              $  2,711      $ (12,158)     $  (5,237)     $ (22,960)
                                               --------      ---------      ---------      ---------
                                               --------      ---------      ---------      ---------

Net income (loss) per share                    $   0.09      $   (0.43)     $   (0.18)     $   (0.85)
                                               --------      ---------      ---------      ---------
                                               --------      ---------      ---------      ---------

Common and common equivalent
shares used in the calculation of net
income (loss) per share                         31,057         28,330         29,018         26,999
                                               --------      ---------      ---------      ---------
                                               --------      ---------      ---------      ---------


                                    See accompanying notes.

                             GILEAD SCIENCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                  (unaudited)
                                (in thousands)


                                                             SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------
                                                               1997           1996
                                                           -----------   --------------
Cash flows from operating activities:
  Net loss                                                 $  (5,237)    $   (22,960)
  Adjustments used to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                              1,539           2,883
    Changes in assets and liabilities:
      Other current assets                                      (394)         (3,214)
      Other assets                                              (216)             58
      Accounts payable                                          (213)         (1,270)
      Accrued clinical and preclinical expenses                1,071           1,353
      Other accrued liabilities                                1,413           1,251
      Deferred revenues                                        3,733           1,542
                                                           ---------     -----------

        Total adjustments                                      6,933           2,603
                                                           ---------     -----------

        Net cash provided by (used in)
           operating activities                                1,696         (20,357)
                                                           ---------     -----------

Cash flows from investing activities:
  Purchases of short-term investments                       (164,242)       (225,523)
  Sales of short-term investments                            105,715         128,250
  Maturities of short-term investments                        24,003         117,210
  Capital expenditures                                        (2,665)         (1,124)
                                                           ---------     -----------
        Net cash provided by (used in)
           investing activities                              (37,189)         18,813
                                                           ---------     -----------

Cash flows from financing activities:
  Payments of equipment financing obligations
    and long-term debt                                        (1,663)         (1,355)
  Proceeds from issuance of common stock                       4,133         158,397
  Proceeds from issuance of preferred stock                   40,000               -
                                                           ---------     -----------
        Net cash provided by
           financing activities                               42,470         157,042
                                                           ---------     -----------

Net increase in cash and cash equivalents                      6,977         155,498

Cash and cash equivalents at beginning of period             131,984          27,420
                                                           ---------     -----------

Cash and cash equivalents at end of period                 $ 138,961      $  182,918
                                                           ---------     -----------
                                                           ---------     -----------

                            See accompanying notes.

                             GILEAD SCIENCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The information at June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1997 Annual Meeting of Stockholders and the interim financial statements included in the previously filed quarterly report (Form 10-
Q) for the three months ended March 31, 1997.

     PER SHARE DATA

     Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares attributable to convertible preferred stock and stock options outstanding during the period. Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to convertible preferred stock and stock options are excluded from the computation of net loss per share as their effect is antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (EPS). The Statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. Under the Statement, primary EPS computed in accordance with Accounting Principle Board Opinion No. 15 will be replaced with a new simpler calculation called "basic EPS" and Gilead will be required to restate comparative EPS amounts for all prior periods. Under the new requirements, basic EPS for the three and six month periods ended June 30, 1997 and 1996 will be unchanged from primary EPS as disclosed. Fully diluted EPS will not change significantly but has been renamed "diluted EPS". Gilead plans to implement the Statement in the fourth quarter of 1997.

     PREFERRED STOCK

     In June 1997, the Company issued 1,133,786 shares of Series B Convertible Preferred Stock to Pharmacia & Upjohn S.A. ("P&U") for approximately $40 million, or $35.28 per share. The shares are convertible into common stock on a one-for-one basis and have a liquidation value equal to the purchase price.

2.   INVESTMENTS

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt securities, which consist primarily of U.S. Treasury Securities, corporate commercial paper, bonds and notes of domestic corporations and asset-backed securities, are classified as available-for-sale and are carried at estimated fair value in cash equivalents and short-term investments. Unrealized gains and losses are reported as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income and expense.
The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At June 30, 1997, the contractual maturities of the debt securities do not exceed three years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Since its inception in June 1987, Gilead has devoted the substantial portion of its resources to its research and development programs, with significant expenses relating to commercialization beginning in 1996. The Company achieved profitability in the second quarter ended June 30, 1997 primarily due to milestone payments under collaboration agreements with P&U and
F. Hoffmann-La Roche Ltd. ("Roche"). With the exception of the third quarter of 1996, when the Company entered into two collaborations with significant initial license fees, the Company has otherwise incurred losses every quarter since its inception. Gilead expects to incur losses for the next several years due primarily to its research and development programs, including preclinical studies, clinical trials and manufacturing, as well as marketing and sales efforts in support of VISTIDE-Registered Trademark- (cidofovir injection) and other potential products.

     Gilead is independently marketing VISTIDE in the United States for the treatment of cytomegalovirus retinitis in patients with AIDS. P&U has the exclusive right to market VISTIDE outside of the United States, and recently launched the product in several European countries after receipt of marketing authorization from the European Commission. The financial contribution from VISTIDE sales and royalties has been modest to date, and the Company does not anticipate achieving sustained profitability without significant revenue contribution from other products in development, supplemented by contract revenue. The Company expects that its financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products or achieve sustained profitability. As of June 30, 1997, the Company's accumulated deficit was approximately $139.7 million.

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

     As a company in an industry undergoing rapid change, the Company faces significant challenges and risks, including the risks inherent in its research and development programs, uncertainties in obtaining and enforcing patents, the lengthy and expensive regulatory approval process, intense competition from pharmaceutical and biotechnology companies, increasing pressure on pharmaceutical pricing from payors, patients and government agencies, and uncertainties associated with the market performance of VISTIDE and the market acceptance of any of the Company's products in development that reach the market. These risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Stockholders and potential investors in the Company should carefully consider these risks in evaluating the Company and should be aware that the realization of any of these risks could have a dramatic and negative impact on the Company's stock price.

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

REVENUES

     The Company had total revenues of $19.7 million and $2.2 million for the quarters ended June 30, 1997 and 1996, respectively. Total revenues included net product sales of $4.0 million and $1.4 million from the sale of VISTIDE for the quarters ended June 30, 1997 and 1996, respectively. Total revenues for the six month periods ended June 30, 1997 and 1996 were $25.2 million and $3.0 million, respectively, which included net product sales of $7.0 million and $1.4 million for the same periods. Revenues of approximately $13.0 million for the three and six month periods ended June 30, 1997 resulted from the milestone
payments under the Company's collaborative agreements with P&U and Roche.   In
addition, revenues in the first six months of 1997 included $3.6 million of contract revenue from Roche related to the collaboration agreement to develop and commercialize therapies for the treatment and prevention of viral influenza. Revenues of approximately $1.5 million in each of the six month periods ended June 30, 1997 and 1996 resulted from the Company's collaborative research and development agreement with Glaxo Wellcome.

OPERATING COSTS AND EXPENSES

     The Company's cost of sales was $0.3 million and $0.1 million for the quarters ended June 30, 1997 and 1996, respectively. Cost of sales resulted from the Company's sale of VISTIDE, which was launched in June 1996. Cost of sales for the six month periods ended June 30, 1997 and 1996 was $0.8 million and $0.1 million, respectively.

     For the quarter ended June 30, 1997, the Company's research and development expenses increased 39% to $14.7 million from $10.6 million for the same period in 1996. Research and development expenses for the six month periods ended June 30, 1997 and 1996 were $25.5 million and $19.8 million, respectively. These increases were due primarily to expansion in the Company's ongoing clinical trials for several product candidates and a related increase in research and development staffing and manufacturing. The Company expects its research and development expenses will grow in the remainder of 1997, reflecting anticipated increased expenses related to clinical trials for several product candidates as well as related increases in staffing, preclinical studies and manufacturing.

     Selling, general and administrative expenses were $6.1 million and $7.4 million for the quarters ended June 30, 1997 and 1996, respectively, representing a decrease of 17%. Selling, general and administrative expenses were $12.3 million in both six month periods ending June 30, 1997 and 1996. This decrease for the quarter resulted from VISTIDE product launch-related expenses incurred in 1996 which were not incurred in 1997. The Company expects its selling, general and administrative expenses to increase during the remainder of 1997 in connection with the ongoing sales and marketing activities related to the sale of VISTIDE and other potential products as well as continued support of expanded research and development activities.

NET INTEREST INCOME

     The Company had net interest income of $4.2 million and $3.7 million for the quarters ended June 30, 1997 and 1996, respectively, representing an increase of 11%. Net interest income was $8.2 million and $6.3 million for the six month periods ended June 30, 1997 and 1996, respectively. Net interest income increased in the second quarter of 1997 primarily due to the Company's higher average cash and cash equivalents and short-term investment balance.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term investments were $337.4 million at June 30, 1997 compared to $296.0 million at December 31, 1996. During the remainder of 1997, the Company expects to incur research and development and selling, general and administrative expenses in excess of amounts incurred in 1996 for the equivalent period.

     Net cash provided by operations was $1.7 million for the six months ended June 30, 1997 as compared to net cash used in operations of $20.4 million for the six months ended June 30, 1996. Cash provided by operations during the 1997 period resulted from payments received for the Company's collaborative agreements, some of which are deferred until they are earned, as well as product revenues. The Company believes that its existing capital resources, supplemented by net product revenues and contract revenues, will be adequate to satisfy its capital needs for the foreseeable future. The Company's future capital requirements will depend on many factors, however, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of VISTIDE and any of the Company's products in development that receive marketing approval, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the expansion of sales and marketing capabilities and the establishment of additional collaborative relationships with other companies.

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

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders on May 13, 1997, the stockholders elected seven directors to serve until the next annual meeting, and ratified selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1997 ("Selection of Auditors").

     Of the 29,031,249 shares of Common Stock of the Company outstanding as of the March 31, 1997 record date for the Annual Meeting (the "Outstanding Shares"), the votes regarding the election of directors were as follows:

                                                                    Votes
                                                   Votes          Against or
                                                    For            Withheld
                                                 ----------       ----------

Etienne F. Davignon                              25,701,593         31,268
James M. Denny, Sr.                              25,702,713         30,148
John C. Martin                                   25,702,893         29,968
Gordon E. Moore                                  25,702,693         30,168
Michael L. Riordan                               25,702,713         30,148
Donald H. Rumsfeld                               25,702,509         30,352
George P. Shultz                                 25,696,687         36,174

     Of the Outstanding Shares, 25,553,026 shares were voted for the ratification of the Selection of Auditors; 20,565 shares were voted against or were withheld; 159,266 shares abstained; and 3,298,392 shares were broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

        11.1 Computation of per share earnings

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed for the Quarter ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GILEAD SCIENCES, INC.
                                   ---------------------------------
                                   (Registrant)





Date:  July 25, 1997               /s/ John C. Martin
                                   -------------------------------------
                                   John C. Martin
                                   President and Chief Executive Officer




Date: July 25, 1997                /s/ Mark L. Perry
                                   -------------------------------------
                                   Mark L. Perry
                                   Vice President, Chief Financial Officer
                                   and General Counsel
                                   (Principal Financial and Accounting Officer)