Form 10-Q
period 1997-09-30
GILEAD SCIENCES INC
filed 1997-10-31
CIK 882095

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549


                                      FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended         SEPTEMBER 30, 1997
                    --------------------------------------

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________  to _____________


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

                                  Yes     X             No
                                       --------            --------

    Number of shares outstanding of the issuer's common stock, par value
$.001 per share, as of October 20, 1997:    29,733,935.

                                GILEAD SCIENCES, INC.

                                        INDEX


PART  I.  FINANCIAL INFORMATION                                      PAGE NO.
                                                                     --------
Item  1.    Consolidated Financial Statements and Notes

            Consolidated Balance Sheets -- September 30, 1997
            and December 31, 1996                                        3

            Consolidated Statements of Operations -- for
            the three months and nine months ended
            September 30, 1997 and 1996                                  4

            Consolidated Statements of Cash Flows -- for
            the nine months ended September 30, 1997
            and 1996                                                     5

            Notes to Consolidated Financial Statements                   6

Item  2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7


PART II.  OTHER INFORMATION

Item  6.    Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                              11

                            PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Notes

                                GILEAD SCIENCES, INC.
                             CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share and per share amounts)

                                     ASSETS
                                                SEPTEMBER 30,      DECEMBER 31,
                                                    1997              1996
                                                -------------      ------------
                                                 (unaudited)          (Note)

Current assets:

    Cash and cash equivalents                    $  45,670          $ 131,984
    Short-term investments                         286,494            163,979
    Other current assets                             4,346              4,290
                                                 ---------          ---------

       Total current assets                        336,510            300,253

Property and equipment, net                         10,225              9,172
Other assets                                         1,419              1,248
                                                 ---------          ---------
                                                 $ 348,154          $ 310,673
                                                 ---------          ---------
                                                 ---------          ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable                             $   1,592          $   2,501
    Accrued clinical and preclinical expenses        7,650              5,007
    Other accrued liabilities                        5,785              4,433
    Deferred revenues                                3,304                527
    Current portion of equipment financing
      obligations and long-term debt                 2,449              3,631
                                                 ---------           --------

       Total current liabilities                    20,780             16,099

Noncurrent portion of equipment financing
  obligations and long-term debt                     1,570              2,914

Commitments

Stockholders' equity:
    Preferred stock, par value $.001 per share;
      5,000,000 shares authorized;  1,133,786
      shares of Series B issued and outstanding
      at September 30, 1997; none at
      December 31, 1996 (liquidation
      preference of $40.0 million)                       1                  -
    Common stock, par value $.001 per share;
      60,000,000 shares authorized; 29,719,035
      shares and 28,758,165 shares issued and
      outstanding at September 30, 1997 and
      December 31, 1996, respectively                   30                 29
    Additional paid-in capital                     475,796            426,577
    Unrealized gains (losses) on investments,
      net                                              362                 89
    Accumulated deficit                           (150,055)          (134,486)
    Deferred compensation                             (330)              (549)
                                                 ---------          ---------

       Total stockholders' equity                  325,804            291,660
                                                 ---------          ---------
                                                 $ 348,154          $ 310,673
                                                 ---------          ---------
                                                 ---------           --------

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

                            GILEAD SCIENCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)
                   (in thousands, except per share amounts)


                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                              -----------------------    ---------------------
                                                1997           1996         1997       1996
                                              -----------------------    ---------------------
Revenues:

    Product sales, net                        $  2,326       $  3,353     $  9,316    $  4,755
    Contract revenues                            2,347         21,301       20,438      22,884
    Royalty revenues                               264              -          374           -
                                              --------       --------     --------    --------

Total revenues                                   4,937         24,654       30,128      27,639

Costs and expenses:

    Cost of sales                                  180            447          995         548
    Research and development                    13,604         11,163       39,126      31,008
    Selling, general and administrative          6,233          7,641       18,525      19,947
                                              --------       --------     --------    --------

Total costs and expenses                        20,017         19,251       58,646      51,503
                                              --------       --------     --------    --------

Income (loss) from operations                  (15,080)         5,403      (28,518)    (23,864)

Interest income, net                             4,749          3,907       12,949      10,214
                                              --------       --------     --------    --------

Net income (loss)                             $(10,331)      $  9,310     $(15,569)   $(13,650)
                                              --------       --------     --------    --------
                                              --------       --------     --------    --------

Net income (loss) per share                     $(0.35)      $   0.30     $  (0.53)   $  (0.50)
                                              --------       --------     --------    --------
                                              --------       --------     --------    --------

Common and common equivalent
shares used in the calculation of net
income (loss) per share                         29,406         30,549       29,147      27,500
                                              --------       --------     --------    --------
                                              --------       --------     --------    --------


                            See accompanying notes.

                           GILEAD SCIENCES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (unaudited)
                               (in thousands)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                              1997           1996
                                                        ---------------  --------------
Cash flows from operating activities:
    Net loss                                               $  (15,569)    $  (13,650)
    Adjustments used to reconcile net loss
    to net cash used in operating activities:
         Depreciation and amortization                          2,277          3,718
         Changes in assets and liabilities:
              Other current assets                                (56)       (14,766)
              Other assets                                       (171)          (136)
              Accounts payable                                   (909)          (471)
              Accrued clinical and preclinical expenses         2,643          1,626
              Other accrued liabilities                         1,352          2,453
              Deferred revenues                                 2,777            792
                                                           ----------     ----------

                 Total adjustments                              7,913         (6,784)
                                                           ----------     ----------

                 Net cash used in operating activities         (7,656)       (20,434)
                                                           ----------     ----------

Cash flows from investing activities:
    Purchases of short-term investments                      (333,197)      (324,752)
    Sales of short-term investments                           163,491        201,366
    Maturities of short-term investments                       47,464        117,209
    Capital expenditures                                       (3,111)        (1,565)
                                                           ----------     ----------
                 Net cash used in investing activities       (125,353)        (7,742)
                                                           ----------     ----------

Cash flows from financing activities:
    Payments of equipment financing obligations
         and long-term debt                                    (2,526)        (2,014)
    Proceeds from issuance of common stock                      9,221        158,813
    Proceeds from issuance of preferred stock                  40,000              -
                                                           ----------     ----------
                 Net cash provided by financing activities     46,695        156,799
                                                           ----------     ----------

Net increase (decrease) in cash and cash equivalents          (86,314)       128,623

Cash and cash equivalents at beginning of period              131,984         27,420
                                                           ----------     ----------

Cash and cash equivalents at end of period                 $   45,670     $  156,043
                                                           ----------     ----------
                                                           ----------     ----------


                            See accompanying notes.

                            GILEAD SCIENCES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1997
                                (unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The information at September 30, 1997, and for the three and nine month periods ended September 30, 1997 and 1996, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1997 Annual Meeting of Stockholders and the interim financial statements included in the previously filed quarterly report (Form 10-Q) for the three and six months ended March 31, 1997 and June 30, 1997.

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

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (EPS). The Statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. Under the Statement, primary EPS computed in accordance with Accounting Principle Board Opinion No. 15 will be replaced with a new simpler calculation called "basic EPS" and Gilead will be required to restate comparative EPS amounts for all prior periods. Under the new requirements, basic EPS for the three and nine month periods ended September 30, 1997 and the nine month period ended September 30, 1996 will be unchanged from primary EPS as disclosed. Basis EPS for the three month period ended September 30, 1996 is $0.33 per share as compared to $0.30 per share under the primary EPS method. Fully diluted EPS will not change significantly but has been renamed "diluted EPS". Gilead plans to implement the Statement in the fourth quarter of 1997.

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

Interest and dividends on securities classified as available-for-sale are included in interest income. At September 30, 1997, the contractual maturities of the debt securities do not exceed three years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    Since its inception in June 1987, Gilead has devoted the substantial portion of its resources to its research and development programs, with significant expenses relating to commercialization beginning in 1996. With the exception of the third quarter of 1996 and the second quarter of 1997, when the Company recognized significant license fees and milestone payments related to two collaboration agreements, the Company has incurred losses in every quarter since its inception. Gilead expects to incur losses for the next several years due primarily to its research and development programs, including preclinical studies, clinical trials and manufacturing, as well as marketing and sales efforts in support of VISTIDE-Registered Trademark- (cidofovir injection) and other potential products.

    Gilead is independently marketing VISTIDE in the United States for the treatment of cytomegalovirus retinitis in patients with AIDS. P&U has the exclusive right to market VISTIDE outside of the United States, and recently launched the product in several European countries after receipt of marketing authorization from the European Commission. The financial contribution from VISTIDE sales and royalties has been modest to date, and the Company does not anticipate achieving sustained profitability without significant revenue contribution from other products in development, supplemented by contract revenue. The Company expects that its financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products or achieve sustained profitability. As of September 30, 1997, the Company's accumulated deficit was approximately $150.1 million.

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

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements relating to clinical and regulatory developments, marketing and sales matters, future expense levels and financial results. These statements involve inherent risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, particularly those relating to the development, regulatory approval and marketing of pharmaceutical products.

RESULTS OF OPERATIONS

REVENUES

    The Company had total revenues of $4.9 million and $24.7 million for the quarters ended September 30, 1997 and 1996, respectively. Total revenues included net product sales of $2.3 million and $3.4 million from the sale of VISTIDE for the quarters ended September 30, 1997 and 1996, respectively. This decrease in product sales reflects an overall decrease in the demand for drugs which treat cytomegalovirus retinitis in patients with AIDS that has resulted from the increasing general availability of more effective therapies for AIDS.

    Total revenues for the nine month periods ended September 30, 1997 and 1996 were $30.1 million and $27.6 million, respectively, which included net product sales of $9.3 million and $4.8 million for the same periods. Revenues of approximately $13.0 million for the nine month period ended September 30, 1997 resulted from milestone payments under the Company's collaborative agreements with P&U and F. Hoffmann-La Roche Ltd. ("Roche"). Revenues totaling $20.3 million were recognized in the nine month period ended September 30, 1996 related to two initial license fees under the Company's agreements with these two partners. In addition, revenues in the first nine months of 1997 included $4.9 million of contract revenue from Roche related to the collaboration agreement to develop and commercialize therapies for the treatment and prevention of viral influenza. Revenues of approximately $2.3 million in each of the nine month periods ended September 30, 1997 and 1996 resulted from the Company's collaborative research and development agreement with Glaxo Wellcome.

OPERATING COSTS AND EXPENSES

    The Company's cost of sales was $0.2 million and $0.4 million for the quarters ended September 30, 1997 and 1996, respectively. Cost of sales resulted from the Company's sale of VISTIDE, which was launched in June 1996. Cost of sales for the nine month periods ended September 30, 1997 and 1996 was $1.0 million and $0.5 million, respectively. The Company's cost of sales has decreased as a percentage of product sales because of reserves for inventory obsolescence in 1996 which were not required in 1997.

    For the quarter ended September 30, 1997, the Company's research and development expenses increased 21.9% to $13.6 million from $11.2 million for the same period in 1996. Research and development expenses for the nine month periods ended September 30, 1997 and 1996 were $39.1 million and $31.0 million, respectively. These increases were due primarily to expansion in the scope and number of clinical trials for several product candidates and a related increase in research and development staffing and manufacturing. The Company expects its research and development expenses will increase in the fourth quarter and increase significantly throughout 1998, reflecting anticipated increased expenses related to clinical trials for several product candidates as well as related increases in staffing, preclinical studies and manufacturing.

    Selling, general and administrative expenses were $6.2 million and $7.6 million for the quarters ended September 30, 1997 and 1996, respectively, representing a decrease of 18.4%. Selling, general and administrative expenses were $18.5 million and $19.9 million in the nine month periods ending September 30, 1997 and 1996, respectively. This decrease for the three and nine month periods resulted from VISTIDE product launch-related expenses incurred in 1996 which were not incurred in 1997. The Company expects its selling, general and administrative expenses to increase during the remainder of 1997 and to increase significantly in 1998 in connection with the ongoing sales and marketing activities related to the sale of VISTIDE and other potential products as well as continued support of expanded
research an development activities.   In particular, the Company anticipates
expanding its sales and marketing capacity during 1998 in anticipation of a possible launch of PREVEON-TM- (adefovir dipivoxil) for the treatment of HIV and AIDS, although no assurance can be given that such product will receive regulatory approval or be successfully launched.

NET INTEREST INCOME

    The Company had net interest income of $4.7 million and $3.9 million for the quarters ended September 30, 1997 and 1996, respectively, representing an increase of 21.6%. Net interest income was $12.9 million and $10.2 million for the nine month periods ended September 30, 1997 and 1996, respectively. Net interest income increased in the third quarter of 1997 primarily due to the Company's higher average cash and cash equivalents and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments totalled $332.2 million at September 30, 1997 compared to $296.0 million at December 31, 1996. The increase is due to cash proceeds from stock issuances and milestone payments during 1997 offset by cash used in operations and to fund capital acquisitions. During the remainder of 1997 and for 1998, the Company expects to incur research and development and selling, general and administrative expenses significantly in excess of amounts incurred in prior periods.

    Net cash used in operations was $7.7 million and $20.4 million for the nine month periods ended September 30, 1997 and 1996, respectively. Cash used in operations during the 1996 period included an outstanding receivable related to the Company's collaborative agreements. No such receivable was outstanding at September 30, 1997. The Company believes that its existing capital resources, supplemented by net product revenues and contract revenues, will be adequate to satisfy its capital needs for the foreseeable future. The Company's future capital requirements will depend on many factors, however, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of VISTIDE and any of the Company's products in development that receive marketing approval, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the expansion of sales and marketing capabilities, possible geographic expansion and the establishment of additional collaborative relationships with other companies.

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

                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    10.45 Amended and Restated Copromotion Agreement between Registrant and Roche Laboratories, Inc. dated September 12, 1997 with certain confidential information deleted.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed for the Quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GILEAD SCIENCES, INC.
                                 -----------------------------
                                 (Registrant)





Date:    October 30, 1997        /s/ JOHN C. MARTIN
                                 -----------------------------
                                 John C. Martin
                                 President and Chief Executive Officer




Date:    October 30, 1997        /s/ MARK L. PERRY
                                 -----------------------------
                                 Mark L. Perry
                                 Vice President, Chief Financial Officer
                                 and General Counsel
                                 (Principal Financial and Accounting Officer)