Form 10-K405
period 1997-12-31
GILEAD SCIENCES INC
filed 1998-03-31
CIK 882095

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-19731

                             GILEAD SCIENCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                94-3047598
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)
    333 LAKESIDE DRIVE, FOSTER CITY,                      94404
               CALIFORNIA
(Address of principal executive offices)                (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 650-574-3000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock on the Nasdaq Stock Market on February 27, 1998 was $804,097,418.*

    The number of shares outstanding of the Registrant's Common Stock was 30,131,484 as of February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's annual report to security holders furnished to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3(b) in connection with Registrant's 1998 Annual Meeting of Stockholders to be held on May 27, 1998 (the "1998 Annual Meeting") is attached hereto as Exhibit 13.1 and portions are incorporated herein by reference into Part II of this Report.

    Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report.

    Certain Exhibits filed with the Registrant's Registration Statements on Form S-1 (Registration Nos. 33-44534 and 33-55680), as amended, the Registrant's Registration Statement on Form S-3 (No. 333-868), as amended, the Registrant's Registration Statement on Form S-8 (Registration Nos. 33-46058), the Registrant's Annual Reports on Form 10-K for the fiscal periods ended March 31, 1994, December 31, 1995 and December 31, 1996, and the Registrant's Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 1993, September 30, 1994, December 31, 1994, June 30, 1996, September 30, 1996 and September 30,
1997 are incorporated herein by reference into Part IV of this Report.
------------------------
* Based on a closing price of $35.8125 per share. Excludes 7,678,502 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 27, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO CLINICAL AND REGULATORY DEVELOPMENTS (INCLUDING ANTICIPATED TRIAL COMMENCEMENT AND FDA FILING AND APPROVAL DATES), MARKETING AND SALES MATTERS, FUTURE EXPENSE LEVELS AND FINANCIAL RESULTS. THESE STATEMENTS INVOLVE INHERENT RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS," PARTICULARLY THOSE RELATING TO THE DEVELOPMENT, APPROVAL AND MARKETING OF PHARMACEUTICAL PRODUCTS.

GENERAL

    Gilead Sciences, Inc. ("Gilead" or the "Company") is an independent biopharmaceutical company that seeks to provide accelerated solutions for patients and the people who care for them. The Company discovers, develops, and commercializes proprietary therapeutics for important viral diseases, including the currently marketed product, VISTIDE-Registered Trademark- (cidofovir injection), for the treatment of cytomegalovirus ("CMV") retinitis, a sight-threatening viral infection in patients with acquired immune deficiency syndrome ("AIDS"). In addition, the Company is developing products to treat diseases caused by human immunodeficiency virus ("HIV"), hepatitis B virus ("HBV") and influenza virus.

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

    The Company faces significant challenges and risks in an industry undergoing rapid change, including the risks inherent in its research and development programs, uncertainties in obtaining and enforcing patents, the lengthy and expensive regulatory approval process, reliance on third party manufacturers, intense competition from pharmaceutical and biotechnology companies, dependence on collaborative relationships, increasing pressure on pharmaceutical pricing from payors, patients and government agencies, and uncertainties associated with the market acceptance of any of the Company's products in development.

    The Company was incorporated in Delaware in 1987. The Company's principal executive offices are located at 333 Lakeside Drive, Foster City, California 94404 and its telephone number is (650) 574-3000, or (800) GILEAD5 (800-445-3235).

    FOR A MORE DETAILED DISCUSSION OF THE RISK FACTORS RELATING TO THE COMPANY SUMMARIZED ABOVE, SEE "RISK FACTORS" AT THE END OF THIS ITEM 1 (PAGES 21 THROUGH 26 OF THIS REPORT). STOCKHOLDERS AND PROSPECTIVE INVESTORS IN THE COMPANY SHOULD CAREFULLY CONSIDER THESE RISK FACTORS.

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

    The Company believes that the precise interaction of nucleotides in binding to DNA, RNA and proteins provides the chemical basis for the development of therapeutic products with high specificity and potency and long duration of action. Many of the Company's products or products in development are nucleotide analogues, including VISTIDE-Registered Trademark- (cidofovir injection), PREVEON-TM- (adefovir dipivoxil) and PMPA.

PRODUCT PIPELINE

    The following table summarizes Gilead's products and product candidates. This table is qualified in its entirety by reference to the more detailed descriptions elsewhere in this Report.

                                                                                                WORLDWIDE
          PRODUCT/CANDIDATE                 TARGET INDICATIONS       DEVELOPMENT STATUS(1)       RIGHTS
-------------------------------------  ----------------------------  ----------------------  ---------------
VISTIDE-Registered Trademark-          CMV Retinitis                 Launched in U.S.        Gilead
(cidofovir injection)
                                                                     Launched in E.U.        Pharmacia &
                                                                                               Upjohn
------------------------------------------------------------------------------------------------------------
PREVEON-TM- (adefovir dipivoxil)       HIV-AIDS                      Phase II/III and        Gilead
                                                                     Expanded Access
GS 4104 (Ro64-0796) Oral               Influenza Virus (Treatment)   Phase II/III            Roche
                                       Influenza Virus               Phase II/III            Roche
                                         (Prophylaxis)
Adefovir Dipivoxil                     Hepatitis B Virus             Phase II                Gilead
PMPA Oral Prodrug                      HIV-AIDS                      Phase II                Gilead
PMPA I.V.                              HIV-AIDS                      Phase I/II              Gilead
                                       (maternal/fetal
                                         transmission)
PMPA Topical Gel                       HIV-AIDS (Prophylaxis)        Clinical Candidate      Gilead
VISTIDE-Registered Trademark-          PML-CNS Infection             Phase I/II Pending      Gilead
(cidofovir injection)
Cidofovir Topical Ophthalmic           Viral Keratoconjunctivitis    Phase II                Storz
------------------------------------------------------------------------------------------------------------
Protease Inhibitors                    HIV-AIDS                      Research                Gilead
                                       Hepatitis C Virus             Research                Gilead
Adenosine Receptor Regulators          Stroke                        Preclinical/Research    Gilead/NIH
                                                                                               CRADA
Antisense Research                     Cancer                        Research                Gilead/Glaxo
                                                                                               Wellcome

------------------------

(1) See "Government Regulation" for a description of the phases of clinical testing and the regulatory approval process.

VISTIDE

    In June 1996, Gilead received U.S. Food and Drug Administration ("FDA") clearance to market its first product, VISTIDE-Registered Trademark- (cidofovir injection) for the treatment of cytomegalovirus ("CMV") retinitis in patients with AIDS. The active ingredient in VISTIDE is cidofovir, a mononucleotide analogue that has demonstrated activity in preclinical studies and clinical trials against several viruses in the herpesvirus family. In addition to VISTIDE, cidofovir is under evaluation for other indications. See "Clinical Development Programs."

    Cytomegalovirus is one of the most common opportunistic infections in patients with AIDS. CMV is a systemic viral infection that may infect several sites in the body, including the retina, gastrointestinal tract, lungs, liver and central nervous system. Retinitis is the most frequent manifestation of CMV infection in patients with AIDS. The incidence of CMV retinitis in AIDS patients declined by more than 30% from 1996 to 1997 as a result of more effective therapeutics for AIDS, as well as the use of oral ganciclovir for CMV prophylaxis. The Company anticipates that this decline will continue.

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

    In August 1996, Gilead licensed commercial rights to Pharmacia & Upjohn S.A. ("Pharmacia & Upjohn") to market and sell VISTIDE in all territories outside of the United States. In April 1997, the European Commission granted marketing approval for VISTIDE for all the member countries in the European Union under the centralized procedure of the European Medicines Evaluation Agency ("EMEA"). Subsequently, VISTIDE was approved for marketing in Switzerland, Australia and Brazil, and applications for approval are pending in several other countries. Pharmacia & Upjohn has launched the product in most major European countries, and expects to launch the product in additional countries as pricing and reimbursement approvals are obtained. Pharmacia & Upjohn is paying Gilead a royalty on its net sales of VISTIDE, on a trailing, quarterly basis. See "Collaborative Relationships--Pharmacia & Upjohn."

    There are several approved therapies that compete with VISTIDE in the CMV retinitis market. Ganciclovir, marketed by Roche Laboratories, is the most widely used treatment for CMV retinitis. Ganciclovir is available in intravenous and oral formulations, and the oral formulation is approved for both prophylaxis and maintenance treatment of CMV retinitis. A ganciclovir ocular implant, marketed by Bausch & Lomb Incorporated, provides local therapy to an affected eye and is implanted through a surgical procedure. Astra U.S.A. markets foscarnet, the other approved intravenous therapy for CMV retinitis. There are also several products in clinical development for the treatment of CMV retinitis. Although the Company believes that VISTIDE has competitive advantages over these products, particularly with regard to dosing convenience and efficacy, there can be no assurance that the Company will be successful in maintaining or increasing VISTIDE's share of the CMV retinitis treatment market. See "Competition."

CLINICAL DEVELOPMENT PROGRAMS

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

    A major portion of the Company's operating expenses to date has been related to the research and development of products on its own behalf. During the years ended December 31, 1997 and December 31, 1996 and the nine month period ended December 31, 1995, the Company's research and development expenses were $59.2 million, $41.9 million and $25.7 million, respectively.

PREVEON

    PREVEON-TM- (adefovir dipivoxil) is a mononucleotide analogue developed as an oral prodrug of adefovir (also known as GS 393 or PMEA), the Company's first HIV clinical candidate. A prodrug is a modified version of a parent compound designed to enhance delivery characteristics. PREVEON has demonstrated preclinical and clinical activity against HIV, CMV and hepatitis B virus. See "Adefovir Dipivoxil for HBV." PREVEON has been generally well tolerated in clinical trials. The most common adverse events have been dose-related gastrointestinal effects, including nausea and anorexia. Elevations in liver transaminases and serum creatinine, and decreases in serum carnitine levels, have also been reported during therapy with PREVEON. The Company is developing PREVEON in a series of Phase II/ III clinical trials as a potential oral treatment for HIV. In clinical trials, PREVEON is administered as a single oral tablet once per day, along with a single oral tablet of L-carnitine, a nutritional supplement. L-carnitine is administered to counteract the decrease of natural serum carnitine which can be caused by PREVEON administration.

    A number of products with different mechanisms of action have been approved for the treatment of HIV. The first generation of approved HIV drugs are reverse transcriptase inhibitors, including nucleoside and non-nucleoside compounds. Several protease inhibitors have recently been approved for marketing, and others are in clinical development. Combination therapy with reverse transcriptase inhibitors and protease inhibitors is proving to be effective for many people with AIDS, in some cases lowering the patient's viral load (level of virus in the blood) to undetectable levels for prolonged periods of time. The Company believes, however, that there is still substantial room for improvement in AIDS drug therapy. Many patients are developing resistance or become intolerant to combination therapy, and require new combinations for therapy to be effective. Patients would benefit from AIDS drugs that are better tolerated, more convenient to dose and less prone to develop significant resistance.

    PREVEON is a reverse transcriptase inhibitor that is currently being tested in a series of Phase II/III clinical trials sponsored by Gilead, as well as by the National Institutes of Health ("NIH") and other government organizations. In these trials, PREVEON is being evaluated in combination with most approved and investigational antiretroviral agents in a variety of patient populations at different stages of disease. Trials are ongoing in the United States, several European countries and Australia. In one of Gilead's pivotal trials, Study 408, 442 patients with HIV infection received either PREVEON (one tablet per day) or placebo, in addition to continuing their current antiretroviral therapy. Gilead anticipates unblinding the data from Study 408 and presenting the data at a scientific forum in 1998. If the results from Study 408 are positive, Gilead intends to file a new drug application ("NDA") with the FDA for PREVEON, seeking approval for use of the product in combination with other antiretroviral agents for the treatment of HIV and AIDS. The NDA would be supplemented by results from the Phase I/II program for PREVEON, as well as efficacy and safety data from other Phase II/III trials currently underway. There can be no assurance as to when or whether Gilead will file an NDA for approval of PREVEON. Moreover, even if the NDA is filed, there can be no assurance as to the timing or the ultimate approval of the NDA by the FDA.

    PREVEON is also available in the United States under an expanded access program for patients with limited treatment options. This program began in December 1997 and has enrolled approximately 1,000 patients through March 1998.

    HIV is the causative agent of AIDS. HIV infects an estimated 30 million people worldwide. There were an estimated 240,000 people with AIDS in the United States in 1997. A number of therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HIV infection and AIDS, including 12 products currently marketed in the United States. See "Competition."

    The Company has an exclusive, worldwide license to patent rights and related technology for adefovir, which is the parent compound of adefovir dipivoxil, from the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and the REGA Stichting Research Institute in Belgium (collectively, "IOCB/REGA"), and would be obligated to pay a royalty to IOCB/ REGA on any net sales of adefovir dipivoxil. See "Collaborative Relationships--IOCB/REGA."

GS 4104

    In September 1996, Gilead researchers announced the discovery of GS 4104 (Ro64-0796 under the Roche identification system), an orally active neuraminidase inhibitor that inhibits the replication of influenza virus in a variety of animal models. In these experiments, the parent compound of GS 4104 was well tolerated and demonstrated antiviral activity against multiple strains of influenza A and B.

    Based on these data, Gilead and F. Hoffmann-La Roche ("Roche") entered into an exclusive, worldwide development and commercialization collaboration covering Gilead's neuraminidase inhibitors. Gilead and Roche are jointly conducting research and development of neuraminidase inhibitors for the prevention and treatment of influenza, with Roche funding the efforts of both parties. Roche has exclusive commercial rights to GS 4104 and to any other products developed under the collaboration. Roche is obligated to pay Gilead cash payments upon achievement of development milestones and royalties on net sales of any products developed under the collaboration. See "Collaborative Relationships--Hoffmann-La Roche."

    During 1997, Roche completed Phase I studies of GS 4104, and Gilead completed Phase II placebo-controlled challenge studies of GS 4104 in both treatment and prevention. In the Phase II studies, volunteers were artificially infected with influenza virus, before administration of the drug (treatment), or after administration of the drug (prevention). GS 4104 was administered as an oral tablet once or twice a day, at several dosage levels. The Company presented the results of these studies in September 1997, indicating that GS 4104 had a statistically significant effect in reducing viral load and the duration of influenza symptoms in the treatment study, and prevented infection in the prevention study.

    Based on the results of the Phase II studies, in December 1997 Gilead and Roche initiated a series of four placebo-controlled Phase II/III studies of GS 4104, each designed to enroll up to 750 adult patients. Two of these studies are evaluating treatment in naturally infected patients, with a five-day course of therapy. The other two studies will evaluate prevention in healthy volunteers, with a six-week course of drug administration. In addition to these studies, Roche and Gilead anticipate conducting a series of smaller studies in children and the elderly, as well as drug interaction studies, during 1998.

    Glaxo Wellcome, in collaboration with Biota Holdings Limited, is also pursuing development of a neuraminidase inhibitor to treat influenza. This compound, delivered as a dry powder inhaler or nasal spray, is in advanced clinical trials and represents significant potential competition for GS 4104. See "Competition."

ADEFOVIR DIPIVOXIL FOR HBV

    Gilead is also developing adefovir dipivoxil for the potential treatment of hepatitis B virus ("HBV"), in a lower dosage form than PREVEON for HIV. Approximately 300 million people worldwide are chronically infected with HBV, primarily in Asian countries. HBV can lead to cirrhosis and cancer of the liver. A vaccine is available that can prevent the transmission of HBV; however, it has no activity in those already infected with the virus. Alpha interferon is approved for the treatment of HBV, is administered by injection and is not always successful in controlling the disease.

    In 1996, Gilead completed a Phase I/II placebo-controlled trial of adefovir dipivoxil for the treatment of hepatitis B infection at multiple centers in the United Kingdom, enrolling 20 patients. Data from this trial indicate that adefovir dipivoxil was well tolerated and resulted in a statistically significant decline in HBV DNA levels in treated patients compared to placebo. Gilead recently completed enrollment in multinational Phase II trials of adefovir dipivoxil for the treatment of HBV, evaluating the drug as a single oral tablet once per day at three dose levels. The Company anticipates presenting the data from these Phase II trials at a scientific forum in 1998, and initiating a series of Phase III trials in HBV infected patients before the end of 1998.

    Glaxo Wellcome, in collaboration with Biochem Pharma, is pursuing development of a nucleoside analogue to treat HBV infection. This compound is in advanced clinical trials and represents significant potential competition for adefovir dipivoxil for HBV. See "Competition."

    The Company has exclusive, worldwide license to patent rights and related technology for adefovir, which is the parent compound of adefovir dipivoxil, from IOCB/REGA, and would be obligated to pay a royalty to IOCB/REGA on any net sales of adefovir dipivoxil. See "Collaborative Relationships--IOCB/ REGA."

PMPA AND PMPA PRODRUG

    The Company is evaluating PMPA, a nucleotide analogue with structural similarities to adefovir dipivoxil, as a potential therapeutic for HIV and AIDS. PMPA has shown significant activity against simian immunodeficiency virus ("SIV") in a variety of preclinical treatment and prevention models. SIV causes an AIDS-like syndrome in primates. In these experiments, primates treated with injections of PMPA either before or after exposure to SIV were completely protected from infection. In another primate study, a topical gel form of PMPA also provided protection against SIV transmission when applied intravaginally.

    Gilead has conducted placebo-controlled Phase I/II studies of PMPA in both intravenous and oral formulations (PMPA Prodrug). In both studies, PMPA was well tolerated and had a statistically significant effect in reducing viral load relative to placebo after short-term dosing. In February 1998, the Company presented data from a Phase I/II study of PMPA Prodrug, indicating that highest dose of the drug tested reduced viral load by a median of more than 90% after one month of dosing. In this study, PMPA Prodrug was administered as a single oral tablet once per day. Based on these results, the Company intends to initiate a program of Phase II studies of PMPA Prodrug, in combination with other anti-retroviral therapies, during 1998.

    The Company anticipates that the NIH will initiate clinical studies of a topical version of PMPA, for the prevention of sexual transmission of HIV, during 1998. The NIH is also evaluating possible applications of intravenous PMPA in the prevention of maternal-fetal HIV transmission.

    The Company has an exclusive, worldwide license to patent rights and related technology for PMPA from IOCB/REGA, and would be obligated to pay a royalty to IOCB/REGA on any net sales of PMPA. See "Collaborative
Relationships--IOCB/REGA."

CIDOFOVIR

    Cidofovir is a mononucleotide analogue that has demonstrated activity in preclinical studies and clinical trials against several viruses in the herpesvirus family. Cidofovir is the active ingredient in the Company's commercial product VISTIDE (cidofovir injection). See "VISTIDE." Gilead is currently evaluating cidofovir in different formulations for the potential treatment of certain infectious diseases caused by herpesviruses. In addition, a collaborative partner of Gilead, Storz Instrument Company, is conducting clinical trials of topical ophthalmic cidofovir, an eye drop formulation, for the potential treatment of adenovirus and herpes simplex virus, which can cause external infections of the eye.

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

    The Company has developed a topical formulation of cidofovir called FORVADE-TM- (cidofovir gel). This compound has been evaluated in a variety of preclinical models and clinical trials for the potential treatment of herpes simplex virus ("HSV") lesions and genital warts caused by human papillomavirus ("HPV"). FORVADE has demonstrated clinical benefit in Phase I/II studies for both of these indications. In late 1996, Gilead filed an NDA with the FDA seeking marketing approval for FORVADE for the treatment of HSV lesions unresponsive to therapy with acyclovir, in patients with AIDS. The NDA was based on the results from a single Phase I/II trial in 30 patients, demonstrating a statistically significant treatment effect in healing these lesions. In May 1997, the FDA determined that Gilead's NDA for FORVADE was not approvable without additional clinical information. The Company is not actively pursuing development or approval of FORVADE for any indication at this time, and does not anticipate doing so in the future without the support of a corporate partner.

    In 1994, Gilead entered into a license agreement Storz Instrument Company ("Storz"). Storz is developing an eye drop formulation of cidofovir for the potential treatment of certain viruses that cause external eye infections, including adenovirus, which is the leading cause of viral conjunctivitis, or "pink eye." Storz was a subsidiary of American Cyanamid and then American Home Products, until its sale to Bausch & Lomb Incorporated in late 1997. The license to Storz is limited to topical ophthalmic use for external viral eye disease, and excludes any treatment requiring injection and any treatment for other eye diseases such as CMV retinitis. Storz commenced clinical testing of topical ophthalmic cidofovir in December 1995 and is currently completing Phase II trials. See "Collaborative Relationships--Storz."

    Preclinical studies have demonstrated that cidofovir is active against a variety of viruses that cause disease in people with AIDS, including molluscum contagiosum, which causes disfiguring skin lesions, Kaposi's sarcoma, an AIDS-related malignancy, and progressive multifocal leukoencephalopathy ("PML"), a rapidly progressive, often fatal brain disease. An intravenous formulation of cidofovir is in early clinical testing for the potential treatment of PML.

    The Company has an exclusive, worldwide license to patent rights and related technology for cidofovir from IOCB/REGA, and is obligated to pay a royalty to IOCB/REGA on the net sales of VISTIDE, as well as on any other future products containing cidofovir. See "VISTIDE" "Collaborative Relationships-- IOCB/REGA."

RESEARCH

    Gilead's research efforts are conducted by a scientific team with the multi-disciplinary skills that the Company believes are critical for the discovery and preclinical development of therapeutics based on nucleotides or other small molecules. The primary therapeutic targets of the Company's research program are viral diseases, cancer and cardiovascular diseases.

NUCLEOTIDE ANALOGUES

    The Company has an extensive library of proprietary nucleotide compounds that it is evaluating for antiviral and antiproliferative activity. Among the primary targets of this screening activity are HIV, herpesviruses, hepatitis B virus and poxviruses. In addition, Gilead is evaluating novel nucleotide prodrugs with the potential for enhanced pharmaceutical properties, including better bioavailability and longer half-life. Several nucleotide analogues are also being evaluated for activity against cancer in animal models.

PROTEASE INHIBITORS

    Through its structure-based drug design program, the Company has synthesized a number of small molecule compounds with IN VITRO activity against HIV protease or hepatitis C virus ("HCV") protease. Gilead has evaluated several HIV protease inhibitors in animal models. The current focus of this program is to enhance the pharmacological properties and cross-resistance profile of these compounds before conducting further preclinical development.

GS 522 AND DERIVATIVES

    Gilead is evaluating derivatives of GS 522, a thrombin inhibitor, in preclinical testing for potential use as anticoagulants in cardiopulmonary bypass surgery. Preclinical studies performed by the Company have demonstrated that GS 522 is an effective anticoagulant during cardiopulmonary bypass procedures in animals. Continuous infusions of GS 522 during surgery in animals have demonstrated rapid onset, dose-related anticoagulant activity and rapid return to normal clotting times after discontinuation of infusion. However, animal models do not necessarily predict effectiveness in humans.

PROTEIN C ACTIVATOR

    In order to exploit the potent antithrombotic activity of naturally-occurring Protein C, the Company developed a modified version of thrombin which does not stimulate thrombosis, but retains the ability to activate Protein C and thereby inhibit thrombosis. Gilead has named this novel recombinant protein Protein C Activator ("PCA"). Gilead has performed animal studies which demonstrate that PCA causes potent, dose-dependent anticoagulation without increased bleeding time. These results suggest that administration of PCA may result in effective inhibition of thrombosis, while not increasing the risk of intracerebral hemorrhage or stroke. However, animal models do not necessarily predict effectiveness in humans.

ADENOSINE RECEPTOR REGULATORS

    Gilead is working with the National Institute of Diabetes, Digestive and Kidney Diseases at the NIH to study adenosine receptor agonists and antagonists in the treatment and prevention of neurodegenerative disorders, particularly stroke. Independent research has implicated adenosine receptors in the regulation of neurodegeneration, inflammation and allergic disorders. NIH researchers have synthesized a series of novel small molecule adenosine agonist and antagonist compounds and have identified several compounds with A3 receptor agonist and antagonist activity which exhibit protective effects in an animal model of stroke. These compounds also have potential utility in the treatment of inflammatory and allergic conditions. In collaboration with the NIH, Gilead is currently evaluating several compounds with A3 receptor antagonist or agonist activity in animal models of stroke, and also intends to evaluate the anti-inflammatory and antiallergic properties of these compounds.

GENETIC CODE BLOCKERS

    The Company is conducting research on oligonucleotide analogues that are designed to act inside the cell to block or regulate the production of disease-causing proteins. The Company is focusing on two types of code blocker compounds: antisense compounds that interfere with the function of RNA and triple helix compounds that inhibit gene expression by binding to the DNA double helix. The Company's therapeutic targets in its code blocker program include cancer (particularly the cell cycle genes implicated in cancer) and viral infections. The Company believes that its code blocker technology may also have utility as a drug discovery tool in the field of genomics. The Company's ability to selectively inhibit the activity of specific genes within cells provides a rapid method of determining the function of a gene that has a known sequence.

    The Company's collaborative relationship with Glaxo Wellcome covers the research and development of code blocker compounds for all potential diagnostic and therapeutic applications, and has been the exclusive funding source for the code blocker program since 1990. In March 1996, Glaxo Wellcome and Gilead extended the existing collaboration for a period of five years. Glaxo Wellcome has the right to terminate the collaboration at any time, without prior notice beginning in June 1998. There can be no assurance that additional sources of funding will be available, or that Gilead would continue the code blocker program, if the collaboration is terminated by Glaxo Wellcome. See "Collaborative Relationships--Glaxo Wellcome."

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

PHARMACIA & UPJOHN

    In August 1996, Gilead and Pharmacia & Upjohn entered into an agreement providing Pharmacia & Upjohn with exclusive rights to market and sell VISTIDE in all countries outside of the United States. Under the terms of the agreement, Pharmacia & Upjohn paid Gilead an initial license fee of $10.0 million. In June 1997, after VISTIDE was approved for marketing in the European Union, Gilead received an additional cash milestone payment of $10.0 million. In addition, Pharmacia & Upjohn purchased 1,133,786 newly issued shares of Series B Preferred Stock at $35.28 per share, equal to 145% of the average closing price of Gilead's Common Stock over the 30 trading days prior to public announcement of the European approval, for a total purchase price of $40.0 million. The Series B Preferred Stock is not publicly registered, votes together with Gilead's Common Stock and is convertible at any time into an equal number of shares of Common Stock at Pharmacia & Upjohn's option. Pharmacia & Upjohn is restricted in its ability to sell the Series B Preferred Stock (or underlying Common Stock), or purchase any additional stock of the Company, for a period of five years from the original purchase, until June 2002. Gilead is entitled to royalty payments on a quarterly basis on the net sales of VISTIDE by Pharmacia & Upjohn. Gilead is recognizing royalties on a delayed basis, one quarter after the Pharmacia & Upjohn sales that generated the royalties. Pharmacia & Upjohn has the right to terminate the agreement at any time beginning in August 1998, upon six months notice. See "VISTIDE."

HOFFMANN-LA ROCHE

    In September 1996, Gilead and Roche entered into a collaboration agreement to develop and commercialize therapies to treat and prevent viral influenza. Under the agreement, Roche received exclusive worldwide rights to Gilead's proprietary influenza neuraminidase inhibitors, including GS 4104. Gilead and Roche are jointly conducting the clinical development of GS 4104. In October 1996, Roche made an initial license fee payment to Gilead of $10.3 million and Gilead is entitled to additional cash milestone payments of up to $40.0 million upon achievement of development milestones, $6.0 million of which were recognized in 1997. Roche is funding its own and Gilead's research and development costs and will pay Gilead royalties on the net sales on GS 4104 and any other products developed under the collaboration. Roche has the right to terminate the agreement at any time upon 12 months notice. See "Clinical Development Programs--GS 4104."

    In September 1996, Gilead and Roche entered into an agreement to co-promote Roche's Roferon-Registered Trademark--A (Interferon alfa-2a, recombinant) for the treatment of chronic hepatitis C infection in the United States. The agreement continues until December 31, 1999, unless earlier terminated by either party as of December 31, 1998. Under the agreement, Gilead's antiviral specialty sales force is obligated to make a fixed number of calls to promote Roferon-A in each year. Roche paid Gilead a $150,000 one-time fee in 1996. Roche is obligated to pay Gilead a royalty based on the net product sales in 1997 and thereafter during the term of the agreement. See "Marketing and Sales."

GLAXO WELLCOME

    In July 1990, Gilead entered into a research and development agreement with Glaxo Wellcome. Concurrent with the signing of the agreement Glaxo Wellcome made an $8.0 million equity investment in Gilead, and currently holds 889,911 shares of the Company's outstanding Common Stock. The collaboration with Glaxo Wellcome has been modified and extended on several occasions since 1990. In March 1996, Gilead and Glaxo Wellcome entered into a new collaborative research agreement, extending for five years the existing collaboration between the parties. Under the terms of the 1996 agreement, Glaxo Wellcome will fund Gilead's ongoing research in the code blocker field for five years, subject to its termination rights. Each party has a worldwide license to the other party's patent rights to research, develop, manufacture and sell products based on code blocker technology for all applications. Glaxo Wellcome will have the primary right to develop any products identified during the collaboration. Gilead is entitled to payments for achievement of development milestones, as well as royalties on any product sales. The agreement was amended in December 1997 to provide Glaxo Wellcome with the right to terminate the collaborative research and funding at any time, without prior notice beginning in June 1998. In the event of termination, Gilead could develop code blocker technology independently or with a third party, subject to Glaxo Wellcome's ownership rights to joint technology. There can be no assurance that additional sources of funding will be available, or that Gilead will continue the code blocker program, if the collaboration is terminated by Glaxo Wellcome.

STORZ

    In August 1994, the Company entered into a license and supply agreement with American Cyanamid Company, pursuant to which the Storz Instrument Company ("Storz") will develop and have the right to market an eye drop formulation of cidofovir for the potential treatment of topical ophthalmic viruses. American Cyanamid was later acquired by American Home Products, who sold Storz to Bausch & Lomb Incorporated in late 1997. The field of the exclusive, worldwide license to Storz is limited to topical ophthalmic use for external viral eye disease, and specifically excludes any treatment requiring injection, and any treatment for other eye diseases such as CMV retinitis. In December 1995, Storz commenced human clinical trials of topical ophthalmic cidofovir and is currently completing Phase II trials. Gilead is entitled to receive a fee each year until Storz files an NDA under the agreement. In addition, Storz is obligated to make a series of payments based on the achievement of development milestones in different countries during the term of the agreement. Gilead is responsible for supplying bulk cidofovir to Storz, and Storz is obligated to make royalty payments to Gilead based on net sales of any products developed under the agreement. Storz may terminate this agreement at any time on three months notice.

IOCB/REGA

    In 1991 and 1992, the Company entered into agreements with IOCB/REGA regarding a class of nucleotide compounds, including cidofovir, adefovir (the parent compound of adefovir dipivoxil) and PMPA. Under these agreements and later amendments, Gilead received from IOCB/REGA an exclusive license to manufacture, use and sell the compounds covered by issued United States patents and patent applications plus foreign counterparts throughout the world, subject to an obligation to pay royalties on product sales to IOCB/REGA. The Company is currently paying IOCB/REGA quarterly royalties on sales of VISTIDE, and will be obligated to pay additional royalties upon any future sales of adefovir dipivoxil or PMPA. IOCB/REGA may terminate the licenses under these agreements with respect to any particular product, in specified countries, if the Company does not make any sales of such product in such countries within 12 months after regulatory approval. Under one of these agreements, the Company has an option to receive an exclusive license to any new developments by IOCB/REGA during the term of this agreement. Such agreement may be terminated by either party on six months notice.

ACADEMIC AND CONSULTING RELATIONSHIPS

    To supplement its research and development efforts, the Company collaborates with and has licensed certain patents and patent applications from a number of universities and medical research institutions.

MANUFACTURING

    The Company generally relies on third parties for the manufacture of bulk drug substance and drug product for clinical and commercial purposes, including cidofovir (VISTIDE), adefovir dipivoxil (PREVEON) and PMPA. In the case of GS 4104, Gilead's influenza neuraminidase inhibitor in clinical development, Roche is responsible for the manufacture of clinical and any commercial supplies of drug substance and drug product. Pursuant to these relationships, the Company depends on such third parties to perform their manufacturing obligations effectively and on a timely basis. There can be no assurance that such parties will perform and any failures by third parties may delay clinical trials or the submission of products for regulatory approval, impair the Company's ability to deliver commercial products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company.

    The Company has qualified a sole source supplier with the FDA for the bulk drug substance used in VISTIDE and another sole source supplier for the final drug product. Gilead has established a second source of bulk drug substance supply for VISTIDE, and is in the process of qualifying this supplier with the FDA. The use of any alternative suppliers will require FDA approval, which will be time consuming. The Company anticipates including two suppliers of bulk drug substance and one supplier of drug product for PREVEON in the NDA it intends to file in 1998. PMPA drug substance is manufactured at Gilead and at a contract manufacturer, and PMPA drug product for clinical trials is manufactured at two contract manufacturing sites. In the event that supplies from any of Gilead's suppliers were interrupted for any reason, the Company's ability to complete its clinical trials or ship its products could be impaired, which would have a material adverse effect on the Company.

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

    For certain of its potential products, the Company will need to develop further its production technologies for use on a larger scale in order to conduct clinical trials and produce such products for commercial sale at an acceptable cost. There can be no assurance that the Company or its partners will be able to implement any of these developments successfully.

MARKETING AND SALES

    In connection with the launch of VISTIDE in 1996, Gilead established a sales force of antiviral specialists in the United States. This group currently consists of 26 sales representatives and three regional directors who call directly on physicians, hospitals, clinics, pharmacies and other healthcare providers involved in the treatment of AIDS patients with CMV retinitis. VISTIDE is sold by Gilead to wholesalers and specialty distributors, who in turn sell the product to hospitals, home healthcare companies, pharmacies and other healthcare providers. Gilead's sales force also promotes Roferon-Registered Trademark--A (Interferon alfa-2a, recombinant), Roche's product for the treatment of hepatitis C in the United States, pursuant to a co-promotion agreement with Roche entered into in September 1996. See "Collaborative Relationships-- Hoffmann-La Roche." Gilead's sales force is supplemented by a marketing and sales staff of approximately 15 people based at the Company's headquarters in Foster City, California.

    The Company anticipates that it will expand its existing sales force in order to promote PREVEON in the United States, if that product receives marketing clearance from the FDA. A larger sales force and additional marketing resources will be required to reach the broader market of healthcare professionals treating patients infected with HIV. If any of the Company's other products in development for specialty markets receive marketing clearance in the United States, or if the Company obtains marketing rights to such a product from a third party, Gilead's current intention would be to market and sell such a product directly, supplementing its existing marketing and sales staff as appropriate. Gilead has not established a marketing and sales capacity in Europe or any other country outside of the United States. Pharmacia & Upjohn has exclusive commercial rights to VISTIDE outside the United States, and Roche has exclusive commercial rights to GS 4104 on a worldwide basis. Gilead is evaluating the establishment of a direct European marketing and sales capacity in connection with the potential launch of PREVEON in Europe for the treatment of HIV and AIDS, if that product receives marketing approval. The Company does not currently intend to directly market and sell any product outside of the United States and Europe.

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

PATENTS AND PROPRIETARY RIGHTS

    Gilead has a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications related to its products and technologies. The Company has filed patent applications directed to the compositions of matter, methods of preparation and uses of novel compounds on the commercial market, under research or in development. Patent applications have been filed which encompass compounds that are relevant to many of the targets the Company is currently researching, as well as other targets that may be of interest to Gilead in the future. Gilead intends to file additional patent applications, when appropriate, relative to improvements in its technologies and to specific products that it develops.

    Patents covering cidofovir (the active ingredient in VISTIDE) and adefovir dipivoxil, including composition of matter claims, have been issued or allowed in the United States, Western Europe and other jurisdictions. The Company has exclusive licenses from third parties covering these patents and other patent applications. See "Collaborative Relationships--IOCB/REGA." The Company does not have patent filings covering adefovir dipivoxil in China or in other certain other Asian countries, although it does have an application pending in Japan. Asia is a major market for hepatitis B therapies, one of the potential indications for adefovir dipivoxil. In addition, patents on certain of the Company's compounds may issue many years before marketing approval is obtained, limiting the ultimate commercial value of the product. However, patent term extensions for cidofovir have been applied for or granted in the United States and a number of European countries, compensating in part for delays in obtaining marketing approval.

    The Company is the holder of, or is a licensee with respect to, patents and patent applications in the United States and abroad relating to certain basic aspects of code blocker technology, and is the holder of patent applications relating to neuraminidase inhibitors and their use in the treatment and prevention of influenza. The Company is aware that others have patents or pending applications that relate to its own in these fields. The Company cannot predict whether its patent or license rights or those of third parties will result in a significant position in these fields, whether its patents or those of third parties will be issued, whether its patents or those of third parties will provide significant proprietary protection, or whether they will be dominated, circumvented or invalidated.

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

COMPETITION

    The Company's products and development programs target a number of diseases and conditions, including viral infections, cardiovascular disease and cancer. Even if the Company is successful in developing products to treat any of these diseases or conditions, there can be no assurance that any product that receives marketing clearance will achieve significant commercial acceptance. There are many commercially available products for these diseases, and a large number of companies and institutions are conducting well-funded research and development activities directed at developing additional treatments for these diseases.

    Ganciclovir, marketed in intravenous and oral formulations by Roche Laboratories and as an ocular implant by Bausch & Lomb Incorporated, and foscarnet, marketed by Astra U.S.A., are commercially available for the treatment of CMV retinitis. These products are directly competitive with VISTIDE. Several other potential CMV retinitis therapeutics are being developed by other companies. A number of therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HIV infection and AIDS, including 12 products currently marketed in the United States. These products represent significant potential competition for PREVEON and PMPA. Among the companies with significant commercial presence in the AIDS market are Glaxo Wellcome, Bristol-Myers Squibb, Hoffmann-La Roche, Agouron Pharmaceuticals and Merck & Co.

    Glaxo Wellcome, in collaboration with Biota Holdings Limited, is pursuing development of a neuraminidase inhibitor to treat influenza. This compound is in late-stage clinical trials and represents significant potential competition for GS 4104. In addition, Glaxo Wellcome, in collaboration with Biochem Pharma, is pursuing development of a nucleoside analogue to treat HBV infection. This compound is also in advanced clinical trials and represents significant potential competition for adefovir dipivoxil for HBV.

    The Company believes that its products and product candidates have potential competitive advantages over many of these products, particularly with regard to dosing convenience and the potential for resistance development. However, there can be no assurance that any of the Company's products or products in development will compete successfully with other available products.

    A number of companies are pursuing the development of technologies competitive with the Company's research programs. These competing companies include specialized pharmaceutical firms and large pharmaceutical companies acting either independently or together with biopharmaceutical companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for competitive products and programs.

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

GOVERNMENT REGULATION

    The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended ("FFDCA") and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework, and under equivalent regulations in other countries, takes a number of years and involves the expenditure of substantial resources.

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

    The FDA has implemented accelerated approval procedures for pharmaceutical products that treat serious or life-threatening diseases and conditions, if those products have the potential to address unmet medical needs. Under the Food and Drug Modernization Act of 1997, effective in February 1998, such products may be designated as "fast track" products, and may be approved on the basis of surrogate as well as clinical endpoints. Drug sponsors are generally required to conduct post-marketing clinical trials of drugs that have been approved under the FDA's accelerated approval procedures, in order to further characterize the drug's safety and efficacy profile. The Company believes that PREVEON and certain of its other products in development may qualify as fast track products and be eligible for accelerated approval. The Company cannot predict the ultimate impact, however, of the FDA's accelerated approval procedures on the timing or likelihood of approval of any of its potential products or those of any competitor.

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

    The results of the preclinical studies and clinical trials are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, require significant improvements to manufacturing facilities or require extensive post-marketing testing and surveillance to monitor the safety or efficacy of the Company's products if they do not view the NDA as containing adequate evidence of the quality, safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

    In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for significant damages or fines.

    In the European Community, human pharmaceutical products are also subject to extensive regulation. The European Community Pharmaceutical Directives govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of human pharmaceutical products. Effective in January 1995, the European Community enacted regulations providing for a centralized licensing procedure, which is mandatory for certain kinds of products, as well as a decentralized (country by country) procedure. A license granted under the centralized procedure authorizes marketing of the product in all of the member states of the European Community. Under the decentralized procedure, a license granted in one member state can be extended to additional member states pursuant to a simplified application process. In the centralized procedure, the EMEA coordinates a scientific review by one or more rapporteurs chosen from among the membership of the Committee for Proprietary Medical Products ("CPMP"), which represent the medicine authorities of the member states. The final approval is granted by a decision of the Commission or Council of the European Community, based on the opinion of the CPMP.

PRICING AND REIMBURSEMENT

    The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in many countries of the European Community, even if approval to market the drug under the EMEA's centralized procedure is obtained. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the trading price of the Company's Common Stock, and the adoption of such proposals or efforts could have a material adverse effect on the Company. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish a strategic alliance may be adversely affected.

In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate rebates or predetermined discounts from list prices. For example, a significant proportion of VISTIDE sales is subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. The Company expects that PREVEON and several of its other products in development, particularly for AIDS indications, will have a similar reimbursement profile. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more additional products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

HUMAN RESOURCES

    As of December 31, 1997, Gilead employed 289 people full-time, of whom 75 hold Ph.D. and/or M.D. degrees and 50 hold other advanced degrees. Approximately 180 employees are engaged in research and development activities and 109 are employed in finance, sales and marketing, corporate development, legal and general administrative positions. Gilead believes that it maintains good relations with its employees.

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

RAPIDLY CHANGING ENVIRONMENT FOR AIDS THERAPEUTICS

    Several of the Company's products and products in development address AIDS or AIDS-related conditions, including VISTIDE for CMV retinitis, PREVEON for HIV and AIDS and PMPA for HIV and AIDS. The medical, regulatory and commercial environment for AIDS therapies is changing at a rapid pace, often in unpredictable ways. For example, medical opinion on appropriate treatment regimens for people with AIDS is evolving and is often in conflict. This evolution can have a dramatic impact on the regulatory requirements for the approval of AIDS therapies as well as the commercial prospects of individual therapies. In addition, improvements in AIDS therapy reduce the potential commercial market for therapies to treat AIDS-related conditions such as CMV retinitis, and make clinical trials for new AIDS therapies more difficult to design, enroll and complete. As a participant in the development and marketing of AIDS therapies, Gilead is subject to dramatic changes in the regulatory and commercial environment in which it operates, which could have a material adverse impact on the Company. See "VISTIDE" and "Clinical Development Programs."

NO ASSURANCE OF REGULATORY APPROVAL; GOVERNMENT REGULATION

    The Company's preclinical studies and clinical trials, as well as the manufacturing and marketing of its potential products, are subject to extensive regulation by numerous federal, state and local government authorities in the United States. Similar regulatory requirements exist in Europe and in other countries where the Company intends to test and market its potential products. The Company anticipates filing for marketing approval of PREVEON and several additional products over the next several years. There can be no assurance that PREVEON or any of the Company's other products in development will receive marketing approval in any country on a timely basis, or at all.

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

UNCERTAINTIES RELATED TO CLINICAL TRIALS

    Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The Company anticipates announcing clinical data from Phase II or Phase II/III trials for PREVEON, adefovir dipivoxil for HBV and GS 4104 during 1998. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials.

    The rate of completion of the Company's clinical trials is dependent upon the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. In addition, recent improvements in AIDS drug therapy have made clinical trials for new AIDS therapies more difficult to enroll. Delays in planned patient enrollment can result in increased costs and delays. In addition, if the Company is unable to successfully complete its clinical trials, its business could be materially adversely affected. See "Clinical Development Programs."

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

    The Company has established a number of significant collaborative relationships with major pharmaceutical companies, including Pharmacia & Upjohn, Hoffmann-La Roche and Glaxo Wellcome. The Company is dependent to a large degree on its collaborative partners with respect to research funding, clinical development and/or sales and marketing performance. There can be no assurance that the efforts of the Company's collaborative partners will be successful, that the interests of the Company and its partners will not be in conflict or that any of the Company's partners will not terminate their relationship with the Company. All of the Company's collaborative partners have termination rights, with limited or no notice required. In addition, a significant portion of the Company's revenues have historically come from collaborative relationships, and the Company expects this to be the case in future periods. Although the Company has established contractual relationships with each of its collaborative partners, there can be no assurance that these contracts will provide significant protection or can be effectively enforced if one of these partners fails to perform. The Company cannot control whether its corporate partners will devote sufficient resources to the Company's programs or products. The Company anticipates seeking collaborative relationships for certain of its programs in the future, and there can be no assurance that such relationships will be available on acceptable terms, if at all. See "Collaborative Relationships."

LOSS HISTORY AND ACCUMULATED DEFICIT; QUARTERLY FLUCTUATIONS; UNCERTAINTY OF
  FUTURE PROFITABILITY

    Gilead has incurred net losses since its inception. At December 31, 1997, the Company's accumulated deficit was approximately $162.5 million. Such losses have resulted principally from expenses incurred in the Company's research and development programs and commercialization efforts, as well as administrative expenses. The Company's revenues to date have been generated primarily from collaborative arrangements rather than product revenues. The Company's current product revenues are derived solely from sales of VISTIDE and from the co-promotion of Roche's Roferon-A for hepatitis C. Both of these products have limited sales potential relative to most pharmaceutical products. Gilead expects to incur substantial losses at least in 1998 and 1999, due primarily to the expansion of its research and development programs, including preclinical studies, clinical trials and manufacturing, as well as increasing commercialization expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, receive regulatory approval for, commercialize, manufacture, market and sell any additional products, or achieve or sustain or profitability.

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

    There are a number of technological challenges the Company must address to successfully develop commercial products in each of its development programs. Certain of the Company's potential products will require significant additional research and development efforts, including process development and significant additional clinical testing, prior to any commercial use. There can be no assurance that the Company will successfully address any of these technological challenges, or others that may arise in the course of development. See "Clinical Development Programs."

NO ASSURANCE OF MARKET ACCEPTANCE

    VISTIDE has achieved limited market acceptance in a small commercial market with significant competition. There can be no assurance that any of Gilead's products in development, if approved for marketing, will achieve market acceptance. The degree of market acceptance depends upon a number of factors, including the receipt and scope of regulatory approvals, the establishment and demonstration in the medical and patient advocacy community of the clinical efficacy and safety of the Company's product candidates and their potential advantages over competitive products, and reimbursement policies of government and third-party payors. There can be no assurance that physicians, patients, patient advocates, payors or the medical community in general will accept and utilize any products that may be developed by the Company. See "VISTIDE," "Clinical Development Programs" and "Competition."

INTENSE COMPETITION

    The Company's products and development programs target a number of diseases and conditions, including viral infections, cancer and cardiovascular disease. Even if the Company is successful in developing products to treat any of these diseases or conditions, there can be no assurance that any product that receives marketing clearance will achieve significant commercial acceptance. There are many commercially available products for these diseases, and a large number of companies and institutions are conducting well-funded research and development activities directed at developing treatments for these diseases.

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

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

    The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in many countries of the European Community, even if approval to market the drug under the

EMEA's centralized procedure is obtained. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the trading price of the Company's Common Stock, and the adoption of such proposals or efforts could have a material adverse effect on the Company. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish corporate collaborations may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate rebates or predetermined discounts from list prices. For example, a significant proportion of VISTIDE sales is subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. The Company expects that PREVEON and several of its other products in development, particularly for AIDS indications, will have a similar reimbursement profile. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more additional products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement will be available or will be sufficient to allow the Company to sell its products on a competitive basis. See "Pricing and Reimbursement."

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

    The Company's success will depend in part on its ability to obtain and enforce patent protection for its products both in the United States and other countries. No assurance can be given that patents will issue from any pending applications or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company does not have patent filings covering adefovir dipivoxil in China or in certain other Asian countries, although it does have an application pending in Japan. Asia is a major market for hepatitis B therapies, one of the potential indications for adefovir dipivoxil. In addition, patents on certain of the Company's compounds may issue many years before marketing approval is obtained, limiting the commercial value of the product.

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

RELIANCE ON THIRD PARTY MANUFACTURERS

    The Company generally relies on third parties for the manufacture of bulk drug substance and drug product for clinical and commercial purposes, including cidofovir (VISTIDE), adefovir dipivoxil (PREVEON) and PMPA. In the case of GS 4104, Gilead's influenza neuraminidase inhibitor in clinical development, Roche is responsible for the manufacture of clinical and any commercial supplies of drug substance and drug product. Pursuant to these relationships, the Company depends on such third parties to perform their manufacturing obligations effectively and on a timely basis. There can be no assurance that such parties will perform and any failures by third parties may delay clinical trials or the submission of products for regulatory approval, impair the Company's ability to deliver commercial products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company.

    The Company has qualified a sole source supplier with the FDA for the bulk drug substance used in VISTIDE and another sole source supplier for the final drug product. Gilead has established a second source of bulk drug substance supply for VISTIDE, and is in the process of qualifying this supplier with the FDA. The use of any alternative suppliers will require FDA approval, which will be time consuming. The Company anticipates including two suppliers of bulk drug substance and one supplier of final drug product for PREVEON in the NDA it intends to file in 1998. PMPA drug substance is manufactured at Gilead and at a contract manufacturer, and PMPA drug product for clinical trials is manufactured at two contract manufacturing sites. In the event that supplies from any of Gilead's suppliers were interrupted for any reason, the Company's ability to complete its clinical trials or ship its products could be impaired, which would have a material adverse effect on the Company.

    For certain of its potential products, the Company will need to develop further its production technologies for use on a larger scale in order to conduct clinical trials and produce such products for commercial sale at an acceptable cost. There can be no assurance that the Company or its partners will be able to implement any of these developments successfully. See
"Manufacturing."

PRODUCT LIABILITY EXPOSURE AND INSURANCE

    The commercial use of VISTIDE or any other product approved for marketing, and use of any of the Company's potential products in clinical trials, exposes the Company to product liability claims. These claims might be made directly by patients, health care providers or by pharmaceutical companies or others selling such products. Gilead has obtained product liability insurance coverage for its commercial products and clinical trials. There can be no assurance that such coverage will be adequate for any liability arising from the use of commercial or clinical products of the Company. Moreover, no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. There can also be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any future clinical trials or products approved for marketing. A successful product liability claim or series of claims could have a material adverse effect on the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated by reference to page 51 of the Registrant's annual report to security holders furnished to the Commission pursuant to Rule 14a-3(b) in connection with the 1998 Annual Meeting attached hereto as Exhibit 13.1 (the "Annual Report").

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference to page 27 of the Annual Report attached hereto as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this Item is incorporated by reference to pages 28 through 31 of the Annual Report attached hereto as Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Company and the related report of independent auditors are incorporated herein by reference to pages 32 through 50 of the Annual Report attached here as to Exhibit 13.1:

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this Item concerning the Company's directors and executive officers is incorporated by reference to pages 2 through 5 of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Executive Officers."

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this Item is incorporated by reference to page 16 of the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to pages 17 through 20 of the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to pages 15 through 16 of the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to page 24 of the Proxy Statement under the heading "Certain Transactions" and by reference to pages 17 through 20 of the Proxy Statement under the heading "Executive Compensation."

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

       Report of Ernst & Young LLP, Independent Auditors

       Consolidated Balance Sheets at December 31, 1997 and 1996

       Consolidated Statements of Operations for the years ended December 31, 1997 and 1996 and the nine months ended December 31, 1995

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996 and the nine months ended December 31, 1995

       Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996 and the nine months ended December 31, 1995

       Notes to Consolidated Financial Statements

       All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

    (2) Exhibits

  EXHIBIT      EXHIBIT
 FOOTNOTE      NUMBER                                        DESCRIPTION OF DOCUMENT
-----------  -----------  ----------------------------------------------------------------------------------------------
        (1)         3.1   Amended and Restated Certificate of Incorporation of the Registrant.
        (2)         3.2   Amended and Restated By-laws of the Registrant.
        (3)         3.3   Certificate of Amendment of Restated Certificate of Incorporation.
                    4.1   Reference is made to Exhibits 3.1, 3.2, and 3.3.
        (4)         4.2   Rights Agreement, dated as of November 21, 1994, between Registrant and First Interstate Bank, with exhibits.
        (4)         4.3   Form of letter sent to Gilead Sciences, Inc. stockholders, dated December 14, 1994.
        (3)        10.1   Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.
        (5)        10.3   Form of Employee Proprietary Information and Invention Agreement entered into between
                          Registrant and certain of its officers and key employees.
        (2)        10.4   Registrant's 1987 Incentive Stock Option Plan and related agreements.
        (2)        10.5   Registrant's 1987 Supplemental Stock Option Plan and related agreements.
                   10.7   Registrant's Employee Stock Purchase Plan, as amended January 22, 1998.
                   10.8   Registrant's 1991 Stock Option Plan, as amended January 22, 1998.
        (2)        10.11  Series C Preferred Stock Purchase Agreement, dated as of July 26, 1990, by and between
                          Registrant and Glaxo Inc.
        (2)        10.13  Registration Rights Agreement, dated as of June 28, 1991, by and among Registrant and the investors identified on Schedule 1 attached thereto.
        (2)        10.15  Form of Non-Qualified Stock Option issued to certain executive officers and directors in 1991.

  EXHIBIT      EXHIBIT
 FOOTNOTE      NUMBER                                        DESCRIPTION OF DOCUMENT
-----------  -----------  ----------------------------------------------------------------------------------------------
        (2)        10.16  Relocation Loan Agreement, dated as of November 1, 1990 among Registrant, John C. Martin and
                          Rosemary Martin.
        (2)        10.17  Vintage Park Research and Development Net Lease by and between Registrant and Vintage Park
                          Associates dated March 27, 1992 for premises located at 344B, 346 and 353 Lakeside Drive,
                          Foster City, California with related addendum, exhibits and amendments.
        (2)        10.21  Letter Agreement, dated as of September 23, 1991 between Registrant and IOCB/ REGA, with exhibits with certain confidential information deleted.
        (6)        10.23  Vintage Park Research and Development Net Lease by and between Registrant and Vintage Park
                          Associates dated September 16, 1993 for premises located at 335 Lakeside Drive, Foster City,
                          California with related exhibits.
        (7)        10.26  Amendment Agreement, dated October 25, 1993 between Registrant and IOCB/ REGA, and related license agreements and exhibits with certain confidential information deleted.
        (7)        10.28  Loan Agreement among Registrant and The Daiwa Bank, Limited dated May 17, 1994 with certain confidential information deleted.
        (8)        10.29  License and Supply agreement between Registrant and American Cyanamid Company dated August 1,
                          1994 with certain confidential information deleted.
        (4)        10.30  Loan Agreement, dated as of October 1, 1994 among Registrant and Mark L. Perry and Melanie P.
                          Pena.
        (3)        10.33  Registrant's 1995 Non-Employee Directors' Stock Option Plan and related form of stock option grant.
        (9)        10.34  Collaborative Research Agreement, dated as of March 25, 1996, by and between Registrant and
                          Glaxo Wellcome Inc. with certain confidential information deleted.
       (10)        10.36  Vintage Park Research and Development Lease by and between Registrant and WCB Sixteen Limited
                          Partnership dated June 24, 1996 for premises located at 333 Lakeside Drive, Foster City,
                          California.
       (10)        10.37  Amendment No. 1 to Vintage Park Research and Development Lease by and between Registrant and
                          WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 335 Lakeside
                          Drive, Foster City, California.
       (10)        10.38  Amendment No. 2 to Vintage Park Research and Development Lease by and between Registrant and
                          WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 344B, 346 and
                          353 Lakeside Drive, Foster City, California.
       (11)        10.40  License and Supply Agreement between Registrant and Pharmacia & Upjohn S.A. dated August 7,
                          1996 with certain confidential information deleted.
       (11)        10.41  Series B Preferred Stock Purchase Agreement between Registrant and Pharmacia & Upjohn S.A.
                          dated August 7, 1996.
       (11)        10.42  Development and License Agreement between Registrant and F. Hoffmann-La Roche Ltd and
                          Hoffmann-La Roche Inc dated September 27, 1996 with certain confidential information deleted.
       (12)        10.44  Agreement among Registrant and Michael L. Riordan, M.D.
       (13)        10.45  Amended and Restated Copromotion Agreement between Registrant and Roche Laboratories, Inc.
                          dated September 12, 1997 with certain confidential information deleted.

  EXHIBIT      EXHIBIT
 FOOTNOTE      NUMBER                                        DESCRIPTION OF DOCUMENT
-----------  -----------  ----------------------------------------------------------------------------------------------
                   10.46  Amendment No. 1 to Collaborative Research Agreement, dated as of December 22, 1997, between
                          Registrant and Glaxo Wellcome Inc.
                   13.1   Registrant's Annual Report to Stockholders for the year ended December 31, 1997.
                   23.1   Consent of Ernst & Young LLP, Independent Auditors. Reference is made to page 34.
                   24.1   Power of Attorney. Reference is made to page 32.
                   27.1   Financial Data Schedule.
                   27.2   Financial Data Schedule.

------------------------

 (1) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 33-46058) and incorporated herein by reference.

 (2) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-44534) or amendments thereto and incorporated herein by reference.

 (3) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (No. 333-868) or amendments thereto and incorporated herein by reference.

 (4) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

 (5) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680) or amendments thereto and incorporated herein by reference.

 (6) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

 (7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.

 (8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

 (9) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the nine month period ended December 31, 1995.

(10) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(11) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(12) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(13) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

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

                                Date: March 30, 1998

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

               SIGNATURE                              TITLE                       DATE
----------------------------------------  ------------------------------  --------------------

           /s/ JOHN C. MARTIN             President and Chief Executive
   ---------------------------------        Officer, Director (Principal     March 30, 1998
            (John C. Martin)                Executive Officer)

                                          Senior Vice President, Chief
           /s/ MARK L. PERRY                Financial Officer and
   ---------------------------------        General Counsel (Principal       March 30, 1998
            (Mark L. Perry)                 Financial and Accounting
                                            Officer)

         /s/ DONALD H. RUMSFELD
   ---------------------------------      Chairman of the Board of           March 30, 1998
          (Donald H. Rumsfeld)              Directors

        /s/ ETIENNE F. DAVIGNON
   ---------------------------------      Director                           March 30, 1998
         (Etienne F. Davignon)

        /s/ JAMES M. DENNY, SR.
   ---------------------------------      Director                           March 30, 1998
         (James M. Denny, Sr.)

          /s/ GORDON E. MOORE
   ---------------------------------      Director                           March 30, 1998
           (Gordon E. Moore)

         /s/ MICHAEL L. RIORDAN
   ---------------------------------      Director                           March 30, 1998
          (Michael L. Riordan)

          /s/ GEORGE P. SHULTZ
   ---------------------------------      Director                           March 30, 1998
           (George P. Shultz)

                                                                    EXHIBIT 23.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in this Annual Report (Form 10-K) of Gilead Sciences, Inc. of our report dated January 23, 1998, included in the 1997 Annual Report to Stockholders of Gilead Sciences, Inc. for the year ended December 31, 1997.

    We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-46058) pertaining to the Gilead Sciences, Inc. 1987 Incentive Stock Option Plan, 1987 Supplemental Stock Option Plan, 1991 Stock Option Plan, Employee Stock Purchase Plan, and Officer, Director and Key Employee Nonqualified Stock Options, the Registration Statement (Form S-8 No. 33-62060) pertaining to the Gilead Sciences, Inc. 1991 Stock Option Plan, and the Registration Statement (Form S-8 No. 33-81670) pertaining to the Gilead Sciences, Inc. Employee Stock Purchase Plan, of our report dated January 23, 1998, with respect to the consolidated financial statements incorporated by reference in the Annual Report (Form 10-K) of Gilead Sciences, Inc. for the year ended December 31, 1997.

                                          ERNST & YOUNG LLP

Palo Alto, California
March 30, 1998