Form 10-Q
period 1998-03-31
GILEAD SCIENCES INC
filed 1998-05-15
CIK 882095

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.   20549


                                     FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended     March 31, 1998

                                         OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________


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

     Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of April 30, 1998: 30,204,790.

                               GILEAD SCIENCES, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                  PAGE NO.
                                                                 --------
Item 1.   Consolidated Financial Statements and Notes

          Consolidated Balance Sheets--March 31, 1998
          and December 31, 1997                                     3

          Consolidated Statements of Operations--for the three
          months ended March 31, 1998 and 1997                      4

          Consolidated Statements of Cash Flows -- for the
          three months ended March 31, 1998 and 1997                5

          Notes to Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       7


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                         12

                            PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                               GILEAD SCIENCES, INC.
                            CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share amounts)


                                                                         March 31,     December 31,
                                                                           1998           1997
                                                                           ----           ----
ASSETS                                                                  (unaudited)      (Note)
Current assets:
   Cash and cash equivalents                                             $  34,313      $  31,990
   Short-term investments                                                  281,114        290,308
   Other current assets                                                     21,979         17,960
                                                                         ------------------------
      Total current assets                                                 337,406        340,258
Property and equipment, net                                                 10,506         10,313
Other assets                                                                 1,509          1,498
                                                                         ------------------------
                                                                         $ 349,421      $ 352,069
                                                                         ------------------------
                                                                         ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $   3,547      $   3,303
   Accrued clinical and preclinical expenses                                12,183         12,989
   Other accrued liabilities                                                 7,125          5,705
   Deferred revenues                                                        12,628          9,541
   Current portion of equipment financing obligations and
     long-term debt                                                          1,394          1,853
                                                                         ------------------------

     Total current liabilities                                              36,877         33,391

Non-current portion of equipment financing obligations and
  long-term debt                                                             1,129          1,331

Commitments

Stockholders' equity:
   Preferred stock, par value $.001 per share,
     issuable in series; 5,000,000 shares authorized; 1,133,786 shares of Series B convertible preferred issued and outstanding at March 31, 1998 and December 31, 1997 (liquidation preference
     of $40,000)                                                                 1              1

   Common stock, par value $.001 per share; 60,000,000 shares authorized; 30,183,776 shares and 30,041,584 shares issued and outstanding at March 31, 1998 and December 31, 1997,
     respectively                                                               30             30
   Additional paid-in capital                                              481,282        479,737
   Accumulated other comprehensive income                                      216            344
   Deferred compensation                                                      (251)          (286)
   Accumulated deficit                                                    (169,863)      (162,479)
                                                                         ------------------------
Total stockholders' equity                                                 311,415        317,347
                                                                         ------------------------
                                                                         $ 349,421      $ 352,069
                                                                         ------------------------
                                                                         ------------------------

   Note: The consolidated balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               See accompanying notes

                               GILEAD SCIENCES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)
                      (in thousands, except per share amounts)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                           1998         1997
                                                           ----         ----
Revenues:

   Product sales, net                                    $  1,795     $  3,034
   Contract revenues                                       11,407        2,330
   Royalty revenues                                           358          102
                                                         --------     --------

Total revenues                                             13,560        5,466

Costs and expenses:

   Cost of product sales                                      230          487
   Research and development                                18,930       10,826
   Selling, general and administrative                      6,742        6,147
                                                         --------     --------

Total costs and expenses                                   25,902       17,460
                                                         --------     --------

Loss from operations                                      (12,342)     (11,994)

Interest income, net                                        4,958        4,046
                                                         --------     --------

Net loss                                                 $ (7,384)    $ (7,948)
                                                         --------     --------
                                                         --------     --------
Basic and diluted loss per common share                  $  (0.25)    $  (0.27)
                                                         --------     --------
                                                         --------     --------

Common shares used to calculate basic
  and diluted loss per common share                        30,103       28,930
                                                         --------     --------
                                                         --------     --------


                               See accompanying notes

                               GILEAD SCIENCES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Increase (decrease) in cash and cash equivalents
                                    (unaudited)
                                   (in thousands)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                      1998             1997
                                                                    ---------       ---------
Cash flows from operating activities:
   Net loss                                                          $ (7,384)      $  (7,948)
   Adjustments used to reconcile net loss
   to net cash provided by (used in) operating activities:
      Depreciation and amortization                                       689             753
      Changes in assets and liabilities:
         Other current assets                                          (4,019)            950
         Other assets                                                     (11)           (117)
         Accounts payable                                                 244           1,013
         Accrued clinical and preclinical expenses                       (806)            542
         Other accrued liabilities                                      1,420           1,121
         Deferred revenues                                              3,087           6,220
                                                                    ---------       ---------
            Total adjustments                                             604          10,482
                                                                    ---------       ---------

            Net cash provided by (used in)
               operating activities                                    (6,780)          2,534
                                                                    ---------       ---------

Cash flows from investing activities:
   Purchases of short-term investments                               (124,331)       (113,446)
   Sales of short-term investments                                     96,960          78,391
   Maturities of short-term investments                                36,438           5,785
   Capital expenditures                                                  (848)         (1,786)
                                                                    ---------       ---------
         Net cash provided by (used in)
            investing activities                                        8,219         (31,056)
                                                                    ---------       ---------

Cash flows from financing activities:
   Payments of equipment financing obligations
      and long-term debt                                                 (660)           (823)
   Proceeds from issuance of common stock                               1,544           2,103
                                                                    ---------       ---------
         Net cash provided by financing activities                        884           1,280
                                                                    ---------       ---------

Net increase (decrease) in cash and cash equivalents                    2,323         (27,242)

Cash and cash equivalents at beginning of period                       31,990         131,984
                                                                    ---------       ---------

Cash and cash equivalents at end of period                          $  34,313       $ 104,742
                                                                    ---------       ---------
                                                                    ---------       ---------


                               See accompanying notes

                               GILEAD SCIENCES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   March 31, 1998
                                    (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The information at March 31, 1998, and for the three month periods ended
March 31, 1998 and 1997, is unaudited but includes all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The March 31, 1998 interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1997 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1998 Annual Meeting of Stockholders.

NEW ACCOUNTING STANDARD

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes new requirements for reporting and displaying comprehensive income and its components. The adoption of SFAS No. 130 has no impact on the Company's net income or stockholders' equity. This new accounting standard requires net unrealized gains or losses on the Company's available-for-sale securities to be reported as accumulated other comprehensive income on the balance sheet. Such amounts were previously identified separately in stockholder's equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the first quarter of 1998 and 1997, the Company's total comprehensive loss was $7.5 million and $8.5 million, respectively. These amounts represent the Company's net loss of $7.4 million and $7.9 million in the first quarter of 1998 and 1997, respectively, plus net unrealized losses on available-for-sale securities arising during each such quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its inception in June 1987, Gilead has devoted the substantial portion of its resources to its research and development programs, with significant expenses relating to commercialization beginning in 1996. With the exception of the second quarter of 1997 and the third quarter of 1996, when the Company recognized significant revenue related to collaborations, the Company has incurred losses in every quarter since its inception. Gilead expects to incur losses at least in 1998 and 1999, due primarily to its research and development programs, including preclinical studies, clinical trials and manufacturing, as well as marketing and sales efforts in support of VISTIDE-Registered Trademark-(cidofovir injection) and other potential products.

Gilead is independently marketing VISTIDE in the United States for the treatment of cytomegalovirus (CMV) retinitis in patients with AIDS.
Pharmacia & Upjohn (P&U) has the exclusive right to market VISTIDE outside of the United States and has launched the product in several European countries, since VISTIDE was approved for marketing in Europe by the European Commission, during the second quarter of 1997.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report contains forward-looking statements relating to clinical and regulatory developments, marketing and sales matters, future expense levels and financial results. These statements involve inherent risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks summarized below and described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, particularly those relating to the development, regulatory approval and marketing of pharmaceutical products.

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

As a company in an industry undergoing rapid change, the Company faces significant challenges and risks, including the risks inherent in its research and development programs, uncertainties in obtaining and enforcing patents, the lengthy and expensive regulatory approval process, intense competition from pharmaceutical and biotechnology companies, increasing pressure on pharmaceutical pricing from payors, patients and government agencies and uncertainties associated with the market acceptance of and size of the market for VISTIDE or any of the Company's products in development.

The Company expects that its financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products or achieve sustained profitability. As of March 31, 1998, the Company's accumulated deficit was approximately $169.9 million.

These risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Stockholders and potential investors in the Company should carefully consider these risks in evaluating the Company and should be aware that the realization of any of these risks could have a dramatic and negative impact on the Company's stock price.

RESULTS OF OPERATIONS

REVENUES

The Company had total revenues of $13.6 million and $5.5 million for the quarters ended March 31, 1998 and 1997, respectively. In the 1998 period, total revenues include net product sales and royalties of $1.8 million and $0.4 million, respectively. In the 1997 period, total revenues include net product sales and royalties of $3.0 million and $0.1 million, respectively. These net product sales and royalties result primarily from sales of VISTIDE. The overall decline in VISTIDE-related revenues reflects a decline in the incidence of CMV retinitis as a result of more effective human immunodeficiency virus (HIV) therapies. In future periods, VISTIDE product sales revenues and royalties are expected to continue to be modest.

Also included in total revenues are contract revenues of $11.4 and $2.3 million for the quarters ended March 31, 1998 and 1997, respectively. Of the 1998 amount, $10.7 million was received from F. Hoffmann-La Roche Ltd. (Roche) as reimbursement for expenses associated with the research and development of GS 4104, an oral compound in Phase II/III development for the treatment and prevention of influenza infection. This revenue included $5.2 million attributable to research and development expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement in the first quarter of 1998. Contract revenues for the three months ended March 31, 1997, include $1.6 million recognized under this agreement with Roche. In both the 1998 and 1997 periods, contract revenues included approximately $0.8 million recognized under the Company's collaborative research and development agreement with Glaxo Wellcome Inc. related to the Company's code blocker program.

OPERATING COSTS AND EXPENSES

The Company's cost of product sales relates to VISTIDE and was $0.2 million and $0.5 million for the quarters ended March 31, 1998 and 1997, respectively. The Company's cost of sales increased as a percentage of product sales in the first quarter of 1998 because of reserves for potential inventory obsolescence.

Research and development (R&D) expenses for the first quarter of 1998 were $18.9 million compared to $10.8 million for the same period in 1997. This
74.9 percent increase in R&D expenses is primarily due to expenses associated with the advancement of four therapeutic drug candidates into later stages of clinical development. The Company expects its R&D expenses to continue to increase significantly throughout 1998 over 1997 amounts, reflecting anticipated increased expenses related to clinical trials for several product candidates as well as related increases in staffing and manufacturing.

Selling, general and administrative (SG&A) expenses were $6.7 million and $6.1 million for the quarters ended March 31, 1998 and 1997, respectively, representing an increase of 9.7 percent. The increase in SG&A expenses in 1998 compared to the same quarter in 1997 relates to expenses incurred to support an increasing level of R&D activities. The Company expects its SG&A expenses will continue to increase significantly over 1997 expense levels, primarily to support the increased level of R&D activities, as well as to support the expansion of sales and marketing capacity in anticipation of the potential launch of PREVEON-TM-, an investigational reverse transcriptase inhibitor currently being studied to treat HIV.

NET INTEREST INCOME

The Company had net interest income of $5.0 million and $4.0 million for the quarters ended March 31, 1998 and 1997, respectively, representing an increase of 22.5 percent. This increase is due to several factors, including a modest increase in the Company's portfolio of cash, cash equivalents and short-term investments between the respective periods, a slightly higher level of investment returns in the 1998 period and a decrease in interest expense between the 1997 and 1998 periods, which corresponds to the Company's lower level of debt in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments totaled $315.4 million at March 31, 1998, compared to $322.3 million at December 31, 1997. The decrease is primarily due to the net use of cash to fund operations, and the uses of cash to purchase property and equipment items and repay debt obligations. Such uses of cash were offset in part by cash received from exercises of employee stock options. During the remainder of 1998, the Company expects to incur R&D and SG&A expenses significantly in excess of amounts incurred in prior periods.

The Company believes that its existing capital resources, supplemented by net product revenues and contract and royalty revenues, will be adequate to satisfy its capital needs for the foreseeable future. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of VISTIDE and any of the Company's products in development that receive marketing approval, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the expansion of sales and marketing capabilities, possible geographic expansion and the establishment of additional collaborative relationships with other companies.

The Company may in the future require additional funding, which could be in the form of proceeds from equity or debt financings or additional collaborative agreements with corporate partners. If such funding is required, there can be no assurance that it will be available on favorable terms, if at all.

IMPACT OF YEAR 2000

The Company believes that with upgrades of existing software and conversions to new software, both of which are readily available in the market, the Year 2000 issue will not pose significant operational problems for its internal computer systems. All required modifications and conversions of computer systems that are critical to the Company's business operations are expected to be completed not later than December 31, 1998, which is prior to the estimated occurrence of any Year 2000 issues. The Company has initiated formal communications with its significant suppliers, service providers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse impact on the Company's systems. The Company estimates that the cost of required upgrades and conversions will not have a significant impact on its results of operations.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     No. 27--Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GILEAD SCIENCES, INC.
                                  -----------------------------
                                  (Registrant)





Date:     May 11, 1998            /s/ John C. Martin
                                  -----------------------------
                                  John C. Martin
                                  President and Chief Executive Officer




Date:     May 11, 1998            /s/ Mark L. Perry
                                  -----------------------------
                                  Mark L. Perry
                                  Senior Vice President, Chief
                                  Financial Officer and General Counsel
                                  (Principal Financial and Accounting Officer)