Form 10-Q
period 1998-06-30
GILEAD SCIENCES INC
filed 1998-08-12
CIK 882095

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-19731

                            ------------------------

                             GILEAD SCIENCES, INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                               94-3047598
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

     333 LAKESIDE DRIVE, FOSTER CITY,                     94404
                CALIFORNIA                              (Zip Code)
     (Address of principal executive
                 offices)

                                 (650) 574-3000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of July 31, 1998: 30,479,495.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GILEAD SCIENCES, INC.
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                         ---------------
PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements and Notes

           Consolidated Balance Sheets--June 30, 1998 and December 31, 1997............................             3

           Consolidated Statements of Operations--for the three months
           and six months ended June 30, 1998 and 1997.................................................             4

           Consolidated Statements of Cash Flows--for the
           six months ended June 30, 1998 and 1997.....................................................             5

           Notes to Consolidated Financial Statements..................................................             6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................................             7

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.........................................            10

Item 6.    Exhibits and Reports on Form 8-K............................................................            10

SIGNATURES.............................................................................................            11

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                             GILEAD SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)     (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $    37,021   $   31,990
  Short-term investments..............................................................      275,620      290,308
  Other current assets................................................................        9,151       17,960
                                                                                        -----------  ------------
    Total current assets..............................................................      321,792      340,258
Property and equipment, net...........................................................       10,052       10,313
Other assets..........................................................................        1,461        1,498
                                                                                        -----------  ------------
                                                                                        $   333,305   $  352,069
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................  $     3,730   $    3,303
  Accrued clinical and preclinical expenses...........................................       10,952       12,989
  Other accrued liabilities...........................................................        7,235        5,705
  Deferred revenues...................................................................        9,129        9,541
  Current portion of equipment financing obligations and long-term debt...............          871        1,853
                                                                                        -----------  ------------
    Total current liabilities.........................................................       31,917       33,391

Non-current portion of equipment financing obligations and long-term debt.............          935        1,331

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.001 per share, issuable in series; 5,000,000 shares authorized; 1,133,786 shares of Series B convertible preferred issued and outstanding at June 30, 1998 and December 31, 1997(liquidation preference of
    $40,000)..........................................................................            1            1
  Common stock, par value $.001 per share; 60,000,000 shares authorized; 30,458,765 shares and 30,041,584 shares issued and outstanding at June 30, 1998 and December
    31, 1997, respectively............................................................           30           30
  Additional paid-in capital..........................................................      485,166      479,737
  Accumulated other comprehensive income..............................................          181          344
  Deferred compensation...............................................................         (219)        (286)
  Accumulated deficit.................................................................     (184,706)    (162,479)
                                                                                        -----------  ------------
Total stockholders' equity............................................................      300,453      317,347
                                                                                        -----------  ------------
                                                                                        $   333,305   $  352,069
                                                                                        -----------  ------------
                                                                                        -----------  ------------

Note: The consolidated balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED    SIX MONTHS ENDED JUNE
                                                                            JUNE 30,                  30,
                                                                      ---------------------  ---------------------
                                                                         1998       1997        1998       1997
                                                                      ----------  ---------  ----------  ---------
Revenues:

  Product sales, net................................................  $    1,598  $   3,956  $    3,393  $   6,990
  Contract revenues.................................................       4,682     15,761      16,089     18,091
  Royalty revenues..................................................         756          9       1,114        110
                                                                      ----------  ---------  ----------  ---------

Total revenues......................................................       7,036     19,726      20,596     25,191

Costs and expenses:

  Cost of product sales.............................................         114        328         344        815
  Research and development..........................................      18,330     14,696      37,260     25,522
  Selling, general and administrative...............................       8,443      6,146      15,186     12,292
                                                                      ----------  ---------  ----------  ---------

Total costs and expenses............................................      26,887     21,170      52,790     38,629
                                                                      ----------  ---------  ----------  ---------

Loss from operations................................................     (19,851)    (1,444)    (32,194)   (13,438)

Interest income, net................................................       5,007      4,155       9,965      8,201
                                                                      ----------  ---------  ----------  ---------

Net income (loss)...................................................  $  (14,844) $   2,711  $  (22,229) $  (5,237)
                                                                      ----------  ---------  ----------  ---------
                                                                      ----------  ---------  ----------  ---------

Basic and diluted net income (loss) per common share................  $    (0.49) $    0.09  $    (0.74) $   (0.18)
                                                                      ----------  ---------  ----------  ---------
                                                                      ----------  ---------  ----------  ---------

Common shares used to calculate basic net income (loss) per common
  share.............................................................      30,295     29,107      30,199     29,018
                                                                      ----------  ---------  ----------  ---------
                                                                      ----------  ---------  ----------  ---------

Common shares used to calculate diluted net income (loss) per common
  share.............................................................      30,295     31,057      30,199     29,018
                                                                      ----------  ---------  ----------  ---------
                                                                      ----------  ---------  ----------  ---------

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED JUNE
                                                                                                    30,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
Cash flows from operating activities:
  Net loss..............................................................................  $   (22,229) $    (5,237)
  Adjustments used to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization.......................................................        1,382        1,539
    Changes in assets and liabilities:
      Other current assets..............................................................        8,809         (394)
      Other assets......................................................................           37         (216)
      Accounts payable..................................................................          427         (213)
      Accrued clinical and preclinical expenses.........................................       (2,037)       1,071
      Other accrued liabilities.........................................................        1,530        1,413
      Deferred revenues.................................................................         (412)       3,733
                                                                                          -----------  -----------
        Total adjustments...............................................................        9,736        6,933
                                                                                          -----------  -----------
        Net cash provided by (used in) operating activities.............................      (12,493)       1,696
                                                                                          -----------  -----------

Cash flows from investing activities:
  Purchases of short-term investments...................................................     (262,154)    (164,242)
  Sales of short-term investments.......................................................      215,847      105,715
  Maturities of short-term investments..................................................       60,832       24,003
  Capital expenditures..................................................................       (1,054)      (2,665)
                                                                                          -----------  -----------
        Net cash provided by (used in) investing activities.............................       13,471      (37,189)
                                                                                          -----------  -----------

Cash flows from financing activities:
  Payments of equipment financing obligations and long-term debt........................       (1,378)      (1,663)
  Proceeds from issuance of common stock................................................        5,431        4,133
  Proceeds from issuance of preferred stock.............................................           --       40,000
                                                                                          -----------  -----------
        Net cash provided by financing activities.......................................        4,053       42,470
                                                                                          -----------  -----------

Net increase in cash and cash equivalents...............................................        5,031        6,977

Cash and cash equivalents at beginning of period........................................       31,990      131,984
                                                                                          -----------  -----------

Cash and cash equivalents at end of period..............................................  $    37,021  $   138,961
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The information at June 30, 1998, and for the three- and six-month periods ended June 30, 1998 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. Such interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1997 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1998 Annual Meeting of Stockholders.

    EARNINGS (LOSS) PER COMMON SHARE

    At December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which requires the Company to report basic and diluted net income (loss) per share in its financial statements. For all periods presented, the financial statements have been restated to conform to the requirements of SFAS No. 128. Except for the three-month period ended June 30, 1997, both basic and diluted net loss per common share are computed solely based on the weighted average number of common shares outstanding during the period. For the three-month period ended June 30, 1997, diluted weighted-average shares outstanding include the following (shares in 000's):

Weighted-average common shares outstanding..........................     29,107
Weighted-average convertible preferred shares outstanding...........         62
Dilutive stock options outstanding..................................      1,888
                                                                      ---------
  Diluted weighted-average shares outstanding.......................     31,057
                                                                      ---------
                                                                      ---------

    NEW ACCOUNTING STANDARD

    On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes new requirements for reporting and displaying comprehensive income and its components. The adoption of SFAS No. 130 has no impact on the Company's net income or stockholders' equity. This new accounting standard requires net unrealized gains or losses on the Company's available-for-sale securities to be reported as accumulated other comprehensive income on the balance sheet. Such amounts were previously identified separately in stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

    Following are the components of comprehensive income (in 000's):

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED JUNE
                                                          JUNE 30,                  30,
                                                    ---------------------  ---------------------
                                                       1998       1997        1998       1997
                                                    ----------  ---------  ----------  ---------
Net income (loss).................................  $  (14,844) $   2,711  $  (22,229) $  (5,237)
Net unrealized gains (losses) on
  available-for-sale securities...................         (35)       487        (163)      (110)
                                                    ----------  ---------  ----------  ---------
Comprehensive income (loss).......................  $  (14,879) $   3,198  $  (22,392) $  (5,347)
                                                    ----------  ---------  ----------  ---------
                                                    ----------  ---------  ----------  ---------

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

    Gilead is independently marketing VISTIDE in the United States for the treatment of cytomegalovirus (CMV) retinitis in patients with AIDS. Pharmacia & Upjohn (P&U) has the exclusive right to market VISTIDE outside of the United States and has launched the product in several European countries since VISTIDE was approved for marketing in Europe by the European Commission during the second quarter of 1997.

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

    The successful development and commercialization of the Company's products will require substantial and ongoing efforts at the forefront of the life sciences industry. The Company is pursuing preclinical or clinical development of a number of product candidates. Even if these product candidates appear promising during various stages of development, they may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products will be found ineffective or unduly toxic during preclinical or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by either proprietary rights or competing products of others.

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

    The Company expects that its financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products or achieve sustained profitability. As of June 30, 1998, the Company's accumulated deficit was approximately $184.7 million.

    These risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Stockholders and potential investors in the Company should carefully consider these risks in evaluating the Company and should be aware that the realization of any of these risks could have a dramatic and negative impact on the Company's stock price.

RESULTS OF OPERATIONS

    REVENUES

    The Company had total revenues of $7.0 million and $19.7 million for the quarters ended June 30, 1998 and 1997, respectively. For the six-month periods ended June 30, 1998 and 1997, total revenues were $20.6 million and $25.2 million, respectively. For both of these comparisons, the decline in total revenues is primarily due to one-time milestone payments in the 1997 periods, and decreased net product sales in the 1998 periods.

    For the quarters ended June 30, 1998 and 1997, total revenues include aggregate net product sales and royalties of $2.4 million and $3.9 million, respectively. In the six-month periods, total revenues include aggregate net products sales and royalties of $4.5 million in 1998 and $7.1 million in 1997. These net product sales and royalties result primarily from sales of VISTIDE in the United States and Europe. The decline in VISTIDE-related revenues reflects a continuing decline in the incidence of CMV retinitis as a result of more effective human immunodeficiency virus (HIV) therapies. In future periods, VISTIDE product sales revenues and royalties are expected to continue to be modest.

    Also included in total revenues are contract revenues of $4.7 million and $15.8 million for the quarters ended June 30, 1998 and 1997, respectively. In the six-month periods, total revenues include contract revenues of $16.1 million in 1998 and $18.1 million in 1997. Contract revenues for the second quarter of 1997 include a $10 million milestone payment from Pharmacia and Upjohn following the marketing authorization for VISTIDE in the European Union, as well as a $3 million milestone payment from F. Hoffmann-La Roche Ltd. (Roche) associated with the development of GS 4104 for the treatment and prevention of viral influenza. Contract revenues for the six-month and three-month periods ended June 30, 1998 include $14.6 million and $3.9 million, respectively, received from Roche as reimbursement of expenses related to the development of GS 4104. The $14.6 million received from Roche during the six months ended June 30, 1998 includes $5.2 million attributable to research and development expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement in the first quarter of 1998.

    In each of the six-month periods, contract revenues include $1.5 million recognized under the Company's collaborative research and development agreement with Glaxo Wellcome Inc. related to the Company's code blocker program. This agreement was terminated in June 1998.

    OPERATING COSTS AND EXPENSES

    The Company's cost of product sales relates to VISTIDE and was $0.1 million and $0.3 million for the quarters ended June 30, 1998 and 1997, respectively. Cost of product sales for the six-month periods ended June 30, 1998 and 1997 was $0.3 million and $0.8 million, respectively. The Company's declining cost of sales corresponds to the overall decrease in net product sales.

    Research and development (R&D) expenses for the second quarter of 1998 were $18.3 million compared to $14.7 million for the same period in 1997, which represents a 24.5% increase. For the six-month periods ended June 30, 1998 and 1997, R&D expenses were $37.3 million and $25.5 million, respectively, or an increase of 46.3%. Such increases in R&D expenses are primarily due to expenses associated with the advancement of four therapeutic drug candidates into later stages of clinical development. The Company expects its R&D expenses to continue to increase significantly throughout 1998 over 1997 amounts, reflecting anticipated increased expenses related to clinical trials for several product candidates as well as related increases in staffing and manufacturing.

    Selling, general and administrative (SG&A) expenses were $8.4 million and $6.1 million for the quarters ended June 30, 1998 and 1997, respectively, representing an increase of 37.7%. For the six-month periods ended June 30, 1998 and 1997, SG&A expenses were $15.2 million and $12.3 million, respectively, or a 23.6% increase. The increases in SG&A expenses in the 1998 periods as compared to the corresponding 1997 periods relate to expenses incurred to support an increasing level of R&D activities. The Company expects its SG&A expenses will continue to increase significantly over 1997 expense levels, primarily to support the increased level of R&D activities and, to a lesser extent, to support the expansion of sales and marketing capacity in anticipation of the potential launch of PREVEON-TM-, an investigational reverse transcriptase inhibitor currently being studied to treat HIV.

    NET INTEREST INCOME

    The Company had net interest income of $5.0 million and $4.2 million for the quarters ended June 30, 1998 and 1997, respectively, representing an increase of 19.0%. Net interest income earned during the six-month periods ended June 30, 1998 and 1997 was $10.0 million and $8.2 million, or an increase of 22.0%. Such increases are primarily due to a higher level of investment returns in the 1998 periods.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments totaled $312.6 million at June 30, 1998, compared to $322.3 million at December 31, 1997. The decrease is primarily due to the net use of cash to fund operations, and the uses of cash to purchase property and equipment and repay debt obligations. Such uses of cash were offset in part by cash received from exercises of employee stock options. During the remainder of 1998, the Company expects to incur R&D and SG&A expenses significantly in excess of amounts incurred in prior periods.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders on May 27, 1998, the stockholders elected six directors to serve for the ensuing year and until their successors are elected, approved the Company's 1991 Stock Option Plan, as amended (Stock Option Plan), approved the Company's Employee Stock Purchase Plan, as amended (ESPP), and ratified the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1998 (Selection of Auditors).

    Of the 31,330,911 shares of Common Stock and Series B Preferred Stock of the Company, voting together and outstanding as of the April 15, 1998 record date for the Annual Meeting (the "Outstanding Shares"), the holders of 28,518,067 were present at the meeting in person or by proxy, constituting a quorum of the Outstanding Shares. The votes regarding the election of directors were as follows:

                                                                   VOTES FOR    VOTES WITHHELD
                                                                  ------------  --------------
Etienne F. Davignon.............................................    25,885,801      1,498,480
James M. Denny, Sr..............................................    27,185,636        198,645
John C. Martin..................................................    27,190,560        193,721
Gordon E. Moore.................................................    27,189,686        194,595
Donald H. Rumsfeld..............................................    27,188,126        196,155
George P. Schultz...............................................    27,182,976        201,305

    Of the Outstanding Shares, 24,962,259 shares were voted to approve the Stock Option Plan; 2,155,791 shares were voted against; 266,901 shares abstained; and 3,939,973 shares were broker non-votes.

    Of the Outstanding Shares, 27,054,155 shares were voted to approve the ESPP; 288,096 shares were voted against; 42,530 shares abstained; and 3,939,973 shares were broker non-votes.

    Of the Outstanding Shares, 27,183,216 shares were voted for the ratification of the Selection of Auditors; 168,916 shares were voted against; 32,649 shares abstained; and 3,939,973 shares were broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    No. 27--Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GILEAD SCIENCES, INC.
                                          --------------------------------------
                                          (Registrant)

Date: August 7, 1998

                                          /s/ JOHN C. MARTIN
                                          --------------------------------------
                                          John C. Martin
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: August 7, 1998

                                          /s/ MARK L. PERRY
                                          --------------------------------------
                                          Mark L. Perry
                                          SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER AND GENERAL COUNSEL
                                          (PRINCIPAL FINANCIAL AND ACCOUNTING
                                          OFFICER)