Form 10-Q
period 1998-09-30
GILEAD SCIENCES INC
filed 1998-11-13
CIK 882095

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q
                                ---------------

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE PERIOD ENDED ____SEPTEMBER 30, 1998____

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

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

        Registrant's telephone number, including area code: (650) 574-3000

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

                                Yes /X/  No / /

    Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of October 30, 1998: 30,531,399

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GILEAD SCIENCES, INC.
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements and Notes..................................................

           Consolidated Balance Sheets--September 30, 1998 and December 31, 1997........................            3

           Consolidated Statements of Operations--for the three months and nine months ended September
             30, 1998 and 1997..........................................................................            4

           Consolidated Statements of Cash Flows--for the nine months ended September 30, 1998 and
             1997.......................................................................................            5

           Notes to Consolidated Financial Statements...................................................            6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........            7

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................................................           12

SIGNATURES .............................................................................................           13

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                             GILEAD SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       SEPTEMBER    DECEMBER
                                                                          30,          31,
                                                                         1998         1997
                                                                      -----------  -----------
                                                                      (UNAUDITED)    (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.........................................   $  43,167    $  31,990
  Short-term investments............................................     252,694      290,308
  Other current assets..............................................       9,710       17,960
                                                                      -----------  -----------
    Total current assets............................................     305,571      340,258
Property and equipment, net.........................................       9,731       10,313
Other assets........................................................       1,402        1,498
                                                                      -----------  -----------
                                                                       $ 316,704    $ 352,069
                                                                      -----------  -----------
                                                                      -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................   $   2,700    $   3,303
  Accrued clinical and preclinical expenses.........................      10,869       12,989
  Other accrued liabilities.........................................       7,357        5,705
  Deferred revenues.................................................       9,558        9,541
  Current portion of equipment financing obligations and long-term
    debt............................................................         814        1,853
                                                                      -----------  -----------
    Total current liabilities.......................................      31,298       33,391

Non-current portion of equipment financing obligations and long-term
  debt..............................................................         747        1,331

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.001 per share, issuable in series;
    5,000,000 shares authorized; 1,133,786 shares of Series B
    convertible preferred issued and outstanding at September 30,
    1998 and December 31, 1997 (liquidation preference of
    $40,000)........................................................           1            1
  Common stock, par value $.001 per share; 60,000,000 shares authorized; 30,505,900 shares and 30,041,584 shares issued and outstanding at September 30, 1998 and December 31, 1997,
    respectively....................................................          31           30
  Additional paid-in capital........................................     485,933      479,737
  Accumulated other comprehensive income............................       1,146          344
  Deferred compensation.............................................        (188)        (286)
  Accumulated deficit...............................................    (202,264)    (162,479)
                                                                      -----------  -----------
Total stockholders' equity..........................................     284,659      317,347
                                                                      -----------  -----------
                                                                       $ 316,704    $ 352,069
                                                                      -----------  -----------
                                                                      -----------  -----------

Note: The consolidated balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                    ----------------------  ----------------------
                                                                       1998        1997        1998        1997
                                                                    ----------  ----------  ----------  ----------
Revenues:
  Product sales, net..............................................  $    1,444  $    2,326  $    4,837  $    9,316
  Contract revenues...............................................       1,211       2,347      17,300      20,438
  Royalty revenues................................................         383         264       1,497         374
                                                                    ----------  ----------  ----------  ----------
Total revenues....................................................       3,038       4,937      23,634      30,128

Costs and expenses:
  Cost of product sales...........................................         120         180         464         995
  Research and development........................................      16,720      13,604      53,978      39,126
  Selling, general and administrative.............................       7,875       6,233      23,060      18,525
                                                                    ----------  ----------  ----------  ----------
Total costs and expenses..........................................      24,715      20,017      77,502      58,646
                                                                    ----------  ----------  ----------  ----------
Loss from operations..............................................     (21,677)    (15,080)    (53,868)    (28,518)

Interest income, net..............................................       4,118       4,749      14,083      12,949
                                                                    ----------  ----------  ----------  ----------
Net loss..........................................................  $  (17,559) $  (10,331) $  (39,785) $  (15,569)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Basic and diluted net loss per common share.......................  $    (0.58) $     (.35) $    (1.31) $    (0.53)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Common shares used to calculate basic and diluted net loss per
  common share....................................................      30,482      29,406      30,293      29,147
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
Cash flows from operating activities:
  Net loss..............................................................................  $   (39,785) $   (15,569)
  Adjustments used to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.......................................................        2,068        2,277
    Changes in assets and liabilities:
      Other current assets..............................................................        8,250          (56)
      Other assets......................................................................           96         (171)
      Accounts payable..................................................................         (603)        (909)
      Accrued clinical and preclinical expenses.........................................       (2,120)       2,643
      Other accrued liabilities.........................................................        1,652        1,352
      Deferred revenues.................................................................           17        2,777
                                                                                          -----------  -----------
        Total adjustments...............................................................        9,360        7,913
                                                                                          -----------  -----------
        Net cash used in operating activities...........................................      (30,425)      (7,656)
                                                                                          -----------  -----------
Cash flows from investing activities:
  Purchases of short-term investments...................................................     (346,076)    (333,197)
  Sales of short-term investments.......................................................      285,540      163,491
  Maturities of short-term investments..................................................       98,952       47,464
  Capital expenditures..................................................................       (1,389)      (3,111)
                                                                                          -----------  -----------
        Net cash provided by (used in) investing activities.............................       37,027     (125,353)
                                                                                          -----------  -----------
Cash flows from financing activities:
  Payments of equipment financing obligations and long-term debt........................       (1,622)      (2,526)
  Proceeds from issuance of common stock................................................        6,197        9,221
  Proceeds from issuance of preferred stock.............................................      --            40,000
                                                                                          -----------  -----------
        Net cash provided by financing activities.......................................        4,575       46,695
                                                                                          -----------  -----------
Net increase (decrease) in cash and cash equivalents....................................       11,177      (86,314)
Cash and cash equivalents at beginning of period........................................       31,990      131,984
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $    43,167  $    45,670
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                             See accompanying notes

                             GILEAD SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The information at September 30, 1998, and for the three- and nine-month periods ended September 30, 1998 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. Such interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1997 included in the Company's annual report to security holders furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b) in connection with the Company's 1998 Annual Meeting of Stockholders.

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

    Following are the components of comprehensive income (in thousands):

                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                    ----------------------  ----------------------
                                                                       1998        1997        1998        1997
                                                                    ----------  ----------  ----------  ----------
Net loss..........................................................  $  (17,559) $  (10,331) $  (39,785) $  (15,569)
Net unrealized gains on available-for-sale securities.............         965         383         802         273
                                                                    ----------  ----------  ----------  ----------
Comprehensive income (loss).......................................  $  (16,594) $   (9,948) $  (38,983) $  (15,296)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    This report contains forward-looking statements relating to clinical and regulatory developments, marketing and sales matters, future expense levels, financial results and Year 2000 matters. These statements involve inherent risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks summarized below and described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In particular, factors that could result in a material difference include, but are not limited to, those relating to the development, regulatory approval and marketing of pharmaceutical products and, in the case of Year 2000 matters, the ability to identify and correct all relevant computer code and the success of remedial efforts implemented by third-party suppliers and business partners.

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

    The Company expects that its financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products or achieve sustained profitability. As of September 30, 1998, the Company's accumulated deficit was approximately $202.3 million.

    The risks facing Gilead are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Stockholders and potential investors in the Company should carefully consider these risks in evaluating the Company and should be aware that the realization of any of these risks could have a dramatic and negative impact on the Company's stock price.

RESULTS OF OPERATIONS

REVENUES

    The Company had total revenues of $3.0 million and $4.9 million for the quarters ended September 30, 1998 and 1997, respectively. For the nine-month periods ended September 30, 1998 and 1997, total revenues were $23.6 million and $30.1 million, respectively. In both of these comparisons, the decline in total revenues is primarily due to higher contract revenues in the 1997 periods and lower net product sales in the 1998 periods.

    For the quarters ended September 30, 1998 and 1997, total revenues include aggregate net product sales and royalties of $1.8 million and $2.6 million, respectively. In the nine-month periods, total revenues include aggregate net product sales and royalties of $6.3 million in 1998 and $9.7 million in 1997. These net product sales and royalties result primarily from sales of VISTIDE in the United States and Europe. The decline in VISTIDE-related revenues reflects a continuing decline in the incidence of CMV retinitis as a result of more effective human immunodeficiency virus (HIV) therapies. In future periods, VISTIDE product sales revenues and royalties are expected to continue to be modest.

    Also included in total revenues are contract revenues of $1.2 million and $2.3 million for the quarters ended September 30, 1998 and 1997, respectively. In the nine-month periods, total revenues include contract revenues of $17.3 million in 1998 and $20.4 million in 1997. Contract revenues for the nine-month period ended September 30, 1997 include a $10.0 million milestone payment from Pharmacia and Upjohn following the marketing authorization for VISTIDE in the European Union.

    Each of the 1998 and 1997 periods include revenue from F. Hoffmann-La Roche Ltd. (Roche) associated with the development of GS 4104 for the treatment and prevention of viral influenza. Contract revenues for the three- and nine-month periods ended September 30, 1998 include $0.9 million and $15.5 million, respectively, received from Roche as reimbursement of expenses related to the development of GS 4104. The $15.5 million received from Roche during the nine months ended September 30, 1998 includes $5.2 million attributable to research and development expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement in the first quarter of 1998. Contract revenues for the three- and nine-month periods ended September 30, 1997 include $1.3 million and $7.9 million, respectively, received from Roche as reimbursement of expenses related to the development of GS 4104.

    In June 1998, the Company's collaborative research and development agreement with Glaxo Wellcome Inc. related to the Company's code blocker program and the funding for that program was terminated, resulting in reduced revenues in each of the 1998 periods as compared to the 1997 periods.

OPERATING COSTS AND EXPENSES

    The Company's cost of product sales relates to VISTIDE and was $0.1 million and $0.2 million for the quarters ended September 30, 1998 and 1997, respectively. Cost of product sales for the nine-month periods ended September 30, 1998 and 1997 was $0.5 million and $1.0 million, respectively. The Company's declining cost of sales corresponds to the overall decrease in net product sales.

    Research and development (R&D) expenses for the third quarter of 1998 were $16.7 million compared to $13.6 million for the same period in 1997, which represents a 22.9% increase. For the nine-month periods ended September 30, 1998 and 1997, R&D expenses were $54.0 million and $39.1 million, respectively, or an increase of 38.0%. Such increases in R&D expenses are primarily due to expenses associated with the advancement of four therapeutic drug candidates into later stages of clinical development. The Company expects its R&D expenses to continue to increase significantly for the remainder of

1998 and throughout 1999, reflecting anticipated increased expenses related to clinical trials for several product candidates as well as related increases in staffing and manufacturing.

    Selling, general and administrative (SG&A) expenses were $7.9 million and $6.2 million for the quarters ended September 30, 1998 and 1997, respectively, representing an increase of 26.3%. For the nine-month periods ended September 30, 1998 and 1997, SG&A expenses were $23.1 million and $18.5 million, respectively, or a 24.5% increase. The increases in SG&A expenses in the 1998 periods as compared to the corresponding 1997 periods relate to expenses incurred to support an increasing level of R&D activities. The Company expects its SG&A expenses will continue to increase significantly over 1997 expense levels, primarily to support the increased level of R&D activities and, to a lesser extent, to support the expansion of sales and marketing capacity in anticipation of the potential launch of PREVEON-Registered Trademark- (adefovir dipivoxil), an investigational reverse transcriptase inhibitor currently being studied to treat HIV.

NET INTEREST INCOME

    The Company had net interest income of $4.1 million and $4.7 million for the quarters ended September 30, 1998 and 1997, respectively, representing a decrease of 13.3%. This decline in net interest income reflects both a lower return on the investment portfolio and less invested cash in the 1998 quarter as compared to the 1997 quarter. Net interest income earned during the nine-month periods ended September 30, 1998 and 1997 was $14.1 million and $12.9 million, or an increase of 8.8%. This increase is primarily due to a higher return on the investment portfolio during the 1998 period, offset in part by a declining balance of invested cash.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments totaled $295.9 million at September 30, 1998, compared to $322.3 million at December 31, 1997. The decrease is primarily due to the net use of cash to fund operations, and the uses of cash to purchase property and equipment and repay debt obligations. Such uses of cash were offset in part by cash received from exercises of employee stock options. During the last quarter of 1998, the Company expects to incur R&D and SG&A expenses significantly in excess of amounts incurred in the last quarter of 1997.

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

IMPACT OF YEAR 2000

    The Company is implementing a Year 2000 project to address the issue of computer software and hardware correctly processing dates through and beyond the Year 2000. The goal of this project is to ensure that all computer software and hardware that the Company uses or relies upon is retired, replaced or made Year 2000 compliant before December 31, 1999.

    There are three primary aspects to the Company's Year 2000 project: computers and other equipment, information systems software and third-party suppliers and business partners. Gilead is addressing each of these areas on a phased basis, as follows: 1) educating the internal user community at Gilead; 2) conducting an inventory of all software and hardware; 3) evaluating all software and hardware for Year 2000 compliance; 4) implementing modifications, retirement or replacement of software or hardware, prioritized based on an analysis of importance to Gilead's business; 5) testing and validating all modified or replaced software and hardware; and 6) designing and implementing contingency and business continuation plans for critical systems.

    To date, Gilead has completed the education and inventory phases of the project, and estimates that 75% of software and hardware has completed the evaluation phase. Implementation of modifications or replacement and testing and validation are on schedule, and the Company anticipates that all of these activities will be complete by the second quarter of 1999.

    The Company has prioritized the implementation phase to first address software or hardware that affects product manufacture, quality control and safety, employee safety, revenues or cash reserves. Two systems that have been identified as critical to Gilead's operations are software programs from JD Edwards, Inc. ("JDE") and Beckman-Coulter, Inc. ("Beckman"). The JDE system is an enterprise-wide program that tracks financial information, processes sales orders and monitors purchasing and manufacturing activities. The Beckman system monitors and records laboratory data. The Company is presently upgrading both systems to Year 2000 compliant versions. The JDE upgrade is approximately 80% complete and the Company expects this upgraded system to be operational by the end of 1998. The Beckman system upgrades are approximately 50% complete and are scheduled to be finished during the second quarter of 1999.

    To date, the Company has initiated evaluations of more than 50% of its critical third-party suppliers and business partners. The Company anticipates completing these evaluations by the second quarter of 1999, on a prioritized basis. Responses to Gilead's inquiries regarding Year 2000 compliance in many cases have been general and nonbinding. These responses largely reflect the status of ongoing Year 2000 compliance efforts by these third parties; their efforts are in most cases not complete. Among the most critical third parties the Company relies on are the financial institutions that manage Gilead's cash and investments of approximately $300 million, the Company's stock transfer agent, contract manufacturers, contract research and laboratory organizations and the U.S. Food and Drug Administration. The Company intends to continue monitoring and evaluating these third parties to the extent practical through the end of 1999.

    Gilead anticipates that the total cost of its Year 2000 compliance efforts will not be material to its financial condition or results of operations. The current estimate for external costs of total compliance efforts is approximately $2 million, of which $0.5 million has been incurred to date. Of the amount incurred to date, $0.3 million has been expensed and the remainder has been capitalized. The $1.5 million of remaining costs includes $1.0 million of capitalizable costs, primarily computer hardware and software, and $0.5 million of costs to be charged to expense, primarily consulting fees. These external costs are included in Gilead's operating budgets for 1998 and 1999. However, this estimate does not include any costs to Gilead that may be associated with the failure of any third-party supplier or business partner to achieve Year 2000 compliance.

    The Company is also developing a series of contingency plans for certain of its critical applications. These plans involve, among other actions, manual solutions, increased inventories and modified staffing strategies. These contingency plans are expected to be finalized and ready for implementation before the end of 1999.

    The Company's Year 2000 project is designed to significantly reduce uncertainty and risk arising from the Year 2000 problem. The Company believes that the implementation actions described above reduce the potential for disruption of operations or significant financial impact. Due to the uncertainty inherent in the Year 2000 problem, however, there can be no assurance that Year 2000 failures will not have a material impact on the Company's operations, financial results or financial condition. In particular, the Company cannot predict with any certainty whether its critical third-party suppliers and business partners will achieve Year 2000 compliance, or whether the failure of any such third party to do so would have a material effect on the Company's business.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

    No. 27--Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended September
       30, 1998.

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

                                               GILEAD SCIENCES, INC.
                                               --------------------------------------------
                                               (Registrant)

Date: November 10, 1998                        /S/ JOHN C. MARTIN
                                               --------------------------------------------
                                               John C. Martin
                                               President and Chief Executive Officer

Date: November 10, 1998                        /S/ MARK L. PERRY
                                               --------------------------------------------
                                               Mark L. Perry
                                               Senior Vice President, Chief Financial
                                               Officer and General Counsel
                                               (Principal Financial and Accounting Officer)