Form 10-K405
period 1998-12-31
GILEAD SCIENCES INC
filed 1999-03-22
CIK 882095

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-19731
                            ------------------------
                             GILEAD SCIENCES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                    94-3047598
   (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)       Identification
                                              No.)

   333 LAKESIDE DRIVE, FOSTER CITY,           94404
              CALIFORNIA                   (Zip Code)
   (Address of principal executive
               offices)

       Registrant's telephone number, including area code:  650-574-3000
                            ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes _X_         No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock on the Nasdaq Stock Market on February 26, 1999 was $762,213,210*.

    The number of shares outstanding of the Registrant's Common Stock was 30,884,298 as of February 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain Exhibits filed with the Registrant's Registration Statements on Form S-1 (Registration Nos. 33-44534 and 33-55680), as amended, the Registrant's Registration Statement on Form S-3 (No. 333-868), as amended, the Registrant's Registration Statement on Form S-8 (Registration No. 33-46058), the Registrant's Annual Reports on Form 10-K for the fiscal periods ended March 31, 1994, December 31, 1995 and December 31, 1997, the Registrant's Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 1993, September 30, 1994, December 31, 1994, June 30, 1996, September 30, 1996 and September 30, 1997 and the Registrant's Current Report on Form 8-K filed March 9, 1999 are incorporated herein by reference into Part IV of this Report.

------------------------

* Based on a closing price of $41.25 per share. Excludes 12,406,402 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 26, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO CLINICAL AND REGULATORY DEVELOPMENTS (INCLUDING ANTICIPATED CLINICAL TRIAL COMMENCEMENT AND FDA FILING AND APPROVAL DATES), MARKETING AND SALES MATTERS, FUTURE EXPENSE LEVELS, FINANCIAL RESULTS AND YEAR 2000 MATTERS. THESE STATEMENTS INVOLVE INHERENT RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL FINANCIAL AND OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS," PARTICULARLY THOSE RELATING TO THE ONGOING DEVELOPMENT AND COMMERCIALIZATION OF THE COMPANY'S POTENTIAL PHARMACEUTICAL PRODUCTS AND, IN THE CASE OF YEAR 2000 MATTERS, THE ABILITY TO IDENTIFY AND CORRECT ALL RELEVANT COMPUTER CODE AND THE SUCCESS OF REMEDIAL EFFORTS IMPLEMENTED BY THIRD-PARTY SUPPLIERS AND BUSINESS PARTNERS.

GENERAL

    Gilead Sciences, Inc. ("Gilead" or the "Company") is an independent biopharmaceutical company that seeks to provide accelerated solutions for patients and the people who care for them. The Company discovers, develops and commercializes proprietary therapeutics for important viral diseases, including the currently marketed product VISTIDE-Registered Trademark- (cidofovir injection) for the treatment of cytomegalovirus ("CMV") retinitis, a sight-threatening viral infection in patients with acquired immune deficiency syndrome ("AIDS"). In addition, the Company is developing products to treat diseases caused by human immunodeficiency virus ("HIV"), hepatitis B virus ("HBV") and influenza virus.

    The successful development and commercialization of the Company's products will require substantial and ongoing efforts at the forefront of the life sciences industry. The Company is pursuing preclinical or clinical development of a number of product candidates. Even if these product candidates appear promising during various stages of development, they may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products will be found ineffective or cause harmful side effects during preclinical or clinical trials, fail to receive necessary regulatory approvals, be difficult or uneconomical to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by either proprietary rights or competing products of others.

    The Company faces significant challenges and risks in an industry undergoing rapid change, including the risks inherent in its research and development programs, uncertainties in obtaining and enforcing patents, the lengthy, expensive and uncertain regulatory approval process, reliance on third party manufacturers, intense competition from pharmaceutical and biotechnology companies, dependence on collaborative relationships, increasing pressure on pharmaceutical pricing from payors, patients and government agencies, and uncertainties associated with the market acceptance of and size of the market for any of the Company's products or products in development.

    The Company expects that its financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products, nor can there be assurance that the Company will either achieve or sustain profitability.

    On March 1, 1999, Gilead and NeXstar Pharmaceuticals, Inc. ("NeXstar") announced a definitive merger agreement (the "Merger") providing for the acquisition by Gilead of all the outstanding common stock of NeXstar. The Merger is structured as a tax-free, stock-for-stock transaction. The Company intends to account for the Merger under the pooling-of-interests method. NeXstar, headquartered in Boulder, Colorado, is engaged in the discovery, development, manufacture and commercialization of products to treat serious and life-threatening illnesses. In addition to its Boulder headquarters, NeXstar maintains research, development and manufacturing facilities in San Dimas, California, and marketing subsidiaries outside of the United States. Under the terms of the Merger agreement, NeXstar stockholders will receive between 0.3786 and 0.5000 of a share of Gilead common stock for each share of NeXstar common stock. The exact exchange ratio will be determined based on the trading range of Gilead common stock prior to completion of the Merger. The Merger is subject to certain conditions, including approval by the stockholders of Gilead and NeXstar. The Merger is expected to be completed in mid-1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Proposed Merger Agreement."

    The Company was incorporated in Delaware in 1987. The Company's principal executive offices are located at 333 Lakeside Drive, Foster City, California 94404 and its telephone number is (650) 574-3000, or (800) GILEAD5 (800-445-3235).

    FOR A MORE DETAILED DISCUSSION OF THE RISK FACTORS RELATING TO THE COMPANY SUMMARIZED ABOVE, SEE "RISK FACTORS" AT THE END OF THIS ITEM 1 (PAGES 19 THROUGH 24 OF THIS REPORT). STOCKHOLDERS AND PROSPECTIVE INVESTORS IN THE COMPANY SHOULD CAREFULLY CONSIDER THESE RISK FACTORS.

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

    The Company believes that the precise interaction of nucleotides in binding to DNA, RNA and proteins provides the chemical basis for the development of therapeutic products with high specificity and potency and long duration of action. Many of the Company's products or products in development are nucleotide analogues, including VISTIDE, PREVEON-Registered Trademark- (adefovir dipivoxil), adefovir dipivoxil for hepatitis B and PMPA.

PRODUCT PIPELINE

    The following table summarizes Gilead's products and product candidates. This table is qualified in its entirety by reference to the more detailed descriptions elsewhere in this Report.

        PRODUCT/CANDIDATE               TARGET INDICATIONS        DEVELOPMENT STATUS(1)        WORLDWIDE RIGHTS
-------------------------------------------------------------------------------------------------------------------
VISTIDE-Registered Trademark-      CMV Retinitis                 Launched in U.S.          Gilead (U.S.)
                                                                                           Pharmacia & Upjohn
                                                                                           (Ex-U.S.)
                                                                 Launched in E.U.
-------------------------------------------------------------------------------------------------------------------

PREVEON-Registered Trademark-      HIV-AIDS                      Phase III                 Gilead

                                   Influenza Virus (Treatment)   Phase III                 Roche
GS 4104 Oral
                                   Influenza Virus
                                     (Prophylaxis)               Phase III                 Roche

Adefovir Dipivoxil                 Hepatitis B Virus             Phase III                 Gilead

PMPA Oral Prodrug                  HIV-AIDS                      Phase II                  Gilead

Cidofovir Topical Ophthalmic       Viral Keratoconjunctivitis    Phase II                  Bausch & Lomb
-------------------------------------------------------------------------------------------------------------------

Adenosine Receptor Regulators      Stroke                        Preclinical/Research      Gilead/NIH CRADA

HIV Protease Inhibitors            HIV-AIDS                      Research                  Gilead

Hepatitis C Virus Inhibitors       HCV                           Research                  Gilead

------------------------

(1) See "Government Regulation" for a description of the phases of clinical testing and the regulatory approval process.

VISTIDE

    In June 1996, Gilead received United States Food and Drug Administration ("FDA") clearance to market its first product, VISTIDE for the treatment of CMV retinitis in patients with AIDS. The active ingredient in VISTIDE is cidofovir, a mononucleotide analogue that has demonstrated activity in preclinical studies and clinical trials against several viruses in the herpesvirus family. In addition to VISTIDE, cidofovir is under evaluation for other indications. See "Clinical Development Programs--Cidofovir."

    Cytomegalovirus is an opportunistic infection in patients with AIDS. CMV is a systemic viral infection that may infect several sites in the body, including the retina, gastrointestinal tract, lungs, liver and central nervous system. Retinitis is the most frequent manifestation of CMV infection in patients with AIDS. The incidence of CMV retinitis in AIDS patients declined by more than 75% since 1996 as a result of more effective therapeutics for AIDS, as well as the use of oral ganciclovir for CMV prophylaxis. The Company anticipates that this decline may continue as these therapies effectively control HIV infection.

    VISTIDE was cleared for marketing based on clinical trials demonstrating that the drug has a statistically significant effect in delaying the progression of CMV retinitis lesions in newly diagnosed patients, and in previously treated patients who had failed other therapies. In addition, VISTIDE has a more convenient dosing regimen than the other intravenous CMV treatments. VISTIDE is administered by intravenous infusion once per week for the first two weeks as induction therapy, and then once every other week as maintenance therapy until progression of the disease or intolerance to the therapy. Other intravenous treatments must be administered once or multiple times per day and often require the surgical implantation of a chronic catheter in the patient's chest for the daily infusions.

    Renal toxicity is the primary dose-limiting side effect of VISTIDE administration. Prior to each administration, patients must be monitored for urinary protein and serum creatinine (laboratory markers of renal toxicity). In addition, patients receive intravenous saline hydration and oral probenecid on each treatment day to mitigate the potential for toxicity. VISTIDE is contraindicated in patients receiving other agents with nephrotoxic potential, and patients are required to undergo a "wash out" period of seven days after completing therapy with such agents and before receiving VISTIDE. In certain animal studies, cidofovir, the active ingredient in VISTIDE, was carcinogenic.

    VISTIDE is marketed and sold in the United States by Gilead's sales force of antiviral specialists. This group currently consists of 26 sales representatives and three regional directors who detail physicians, hospitals, clinics, pharmacies and other healthcare providers involved in the treatment of patients with CMV retinitis. Gilead sells VISTIDE to wholesalers and specialty distributors who, in turn, sell the product to hospitals, home healthcare companies, pharmacies and other healthcare providers. See "Marketing and Sales."

    In August 1996, Gilead licensed commercial rights to Pharmacia & Upjohn S.A. ("Pharmacia & Upjohn") to market and sell VISTIDE in all territories outside of the United States. In April 1997, the European Commission granted marketing approval for VISTIDE for all the member countries in the European Union under the centralized procedure of the European Medicines Evaluation Agency ("EMEA"). Subsequently, VISTIDE was approved for marketing in Switzerland, Australia and Hong Kong, and applications for approval are pending in several other countries. By the end of 1998, Pharmacia & Upjohn had launched the product in twelve European countries and two other countries. VISTIDE product launches by Pharmacia & Upjohn in additional countries are expected as approvals are obtained. Pharmacia & Upjohn pays Gilead a royalty on its net sales of VISTIDE on a trailing, quarterly basis. See "Collaborative Relationships--Pharmacia & Upjohn."

    There are several approved therapies that compete with VISTIDE in the CMV retinitis market. Ganciclovir, marketed by Roche Laboratories, is the most widely used treatment for CMV retinitis. Ganciclovir is available in intravenous and oral formulations, and the oral formulation is approved for both prophylaxis and maintenance treatment of CMV retinitis. A ganciclovir ocular implant, marketed by Bausch & Lomb Incorporated ("Bausch & Lomb"), provides local therapy to an affected eye and is implanted through a surgical procedure. In addition, Astra U.S.A. markets foscarnet, another approved intravenous therapy for CMV retinitis, and CibaVision markets formivirsen, an antisense drug injected directly into the eye. There are also potentially competing products in clinical development for the treatment of CMV retinitis. Although the Company believes that VISTIDE has competitive advantages over these products, particularly with regard to dosing convenience and efficacy, there can be no assurance that the Company will be successful in maintaining or increasing VISTIDE's share of the declining CMV retinitis treatment market. See "Competition."

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

    A major portion of the Company's operating expenses to date has been related to the research and development of products. During the years ended December 31, 1998, 1997 and 1996, the Company's research and development expenses were $75.3 million, $59.2 million, $41.9 million, respectively.

PREVEON

    PREVEON is a mononucleotide analogue developed as an oral prodrug of adefovir, the Company's first HIV clinical candidate. A prodrug is a modified version of a parent compound designed to enhance delivery characteristics. PREVEON has demonstrated preclinical and clinical activity against HIV, hepatitis B virus and herpesviruses. See "Adefovir Dipivoxil for HBV." PREVEON has been generally well tolerated in clinical trials. The most common adverse events have been dose-related gastrointestinal effects, including nausea and loss of appetite. Nephrotoxicity, including changes in serum creatinine and phosphate, is the most significant toxicity observed. Nephrotoxicity has been observed in approximately one-third of patients dosed for six months to one year at the 120 mg daily dose level. In clinical trials, observed nephrotoxicity has generally been gradual in onset, asymptomatic, detectable by routine monitoring and resolvable upon dose reduction or withdrawal. Some patients have also experienced elevations in liver transaminases. In clinical trials, PREVEON is administered as a single oral tablet once per day, along with a single oral capsule of L-carnitine, a nutritional supplement. L-carnitine is administered to counteract the decrease of natural serum carnitine that can be caused by PREVEON administration.

    A number of products with different mechanisms of action have been approved for the treatment of HIV. The first generation of approved HIV drugs are reverse transcriptase inhibitors, including nucleoside and non-nucleoside compounds. Several protease inhibitors were approved for marketing beginning in 1996, and others are in clinical development. Combination therapy with reverse transcriptase inhibitors and protease inhibitors is proving to be effective for many people with AIDS, in some cases lowering the patient's viral load (level of virus in the blood) to undetectable levels for prolonged periods of time. The Company believes, however, that there is still substantial room for improvement in AIDS drug therapy. Many patients are developing resistance or becoming intolerant to combination therapy, and require new combinations for therapy to be effective. Patients would benefit from AIDS drugs that are better-tolerated, more convenient to dose, less prone to develop significant resistance and active against resistant strains of HIV.

    PREVEON is a reverse transcriptase inhibitor that is being evaluated in a series of clinical studies sponsored by Gilead, as well as by government organizations, in the United States and abroad. These studies were designed to test the safety and efficacy of PREVEON in a variety of drug combinations and patient populations, including studies of patients not previously treated with anti-HIV therapies, patients not previously treated with a protease inhibitor and patients who had failed treatment with triple combination or protease containing regimens. PREVEON is also available in the United States under an expanded access program for patients with limited treatment options, and more than 7,000 patients have enrolled in the program as of March 1999. In both the clinical studies and the expanded access program, PREVEON has been administered at one of two dose levels (120 mg or 60 mg, once per day).

    Based on the data obtained from the clinical studies and expanded access program, as well as ongoing feedback from the FDA, Gilead plans to submit a new drug application ("NDA") for the 60 mg dose of PREVEON during mid-1999. In November 1998, the FDA granted "fast track" designation to PREVEON for the treatment of HIV-infected patients with clinical, immunologic and/or virologic progression despite prior reverse transcriptase inhibitor therapy. In January 1999, Gilead initiated a rolling submission by filing the Chemistry, Manufacturing and Controls section of the NDA. In addition to ongoing Phase III clinical trials for PREVEON, additional Phase IV studies will be initiated during 1999 to confirm the safety and efficacy of PREVEON at the 60 mg dose level. There can be no assurance as to when or whether Gilead will file an NDA for approval of PREVEON. Moreover, even if the NDA is filed, there can be no assurance as to the nature, timing or ultimate approval of the NDA by the FDA.

    HIV is the causative agent of AIDS. HIV infects an estimated 33 million people worldwide. There were an estimated 260,000 people with AIDS in the United States in 1998. A number of therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HIV infection and AIDS, including 13 products currently marketed in the United States. See "Competition."

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

GS 4104

    In September 1996, Gilead announced the discovery of GS 4104 (also known as Ro 64-0796), an oral prodrug of the active neuraminidase inhibitor GS 4071, which inhibits the replication of influenza virus in a variety of animal models. GS 4104 is a potent and specific inhibitor of influenza A and B virus neuraminidase activity and has shown potent antiviral activity when tested against laboratory strains of influenza A and B viruses IN VITRO.

    Based on these data, Gilead and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche, Inc. (collectively, "Roche") entered into an exclusive, worldwide development and commercialization collaboration covering Gilead's neuraminidase inhibitors. Gilead and Roche are jointly conducting research and development of neuraminidase inhibitors for the prevention and treatment of influenza, with Roche funding 100% of this program. GS 4104 is a systemic treatment for influenza, administered as an oral capsule and designed to reach all sites of infection. GS 4104 targets one of the two major surface structures of the influenza virus, the neuraminidase protein. The neuraminidase site is highly conserved in all common strains of influenza. If neuraminidase is inhibited, the virus is not able to infect new cells.

    During 1998, Roche and Gilead completed and announced the results of several Phase III clinical studies of GS 4104. In two treatment studies, one conducted in the United States and another in Europe, Canada and Hong Kong and each involving over 600 patients, GS 4104 significantly decreased the duration and severity of acute influenza in adults. In addition, GS 4104 reduced secondary flu complications, such as bronchitis and sinusitis, in previously healthy adults. In both of these treatment studies, the drug was generally well tolerated. Transient nausea was reported more often in the active drug arm of each study than in the placebo group. In a third study, which involved testing GS 4104 as a preventative therapy, the drug reduced the incidence of influenza infection relative to placebo and was well tolerated by the over 1,000 participants who were on a six-week regimen of the active drug.

    Roche has exclusive commercial rights to GS 4104 and to any other products developed under the collaboration. Roche is obligated to pay Gilead cash payments upon achievement of development milestones and royalties on net sales of any products developed under the collaboration. See "Collaborative Relationships--Hoffmann-La Roche." Roche expects to submit an NDA for the treatment indication for GS 4104 to the FDA during the first half of 1999. However, there can be no assurance as to when or whether Roche will file the NDA. Moreover, even if the NDA is filed, there can be no assurance as to the nature, timing or ultimate approval of the NDA by the FDA.

    Glaxo Wellcome, in collaboration with Biota Holdings Limited, is also pursuing development of zanamavir, a neuraminidase inhibitor to treat influenza. This compound, delivered with a dry powder inhaler, has been approved in some countries and is under review for approval in the United States by the FDA. Zanamavir represents significant potential competition for GS 4104. See "Competition."

ADEFOVIR DIPIVOXIL FOR HBV

    Gilead is also developing adefovir dipivoxil for the potential treatment of HBV. More than 350 million people worldwide are chronically infected with HBV, primarily in Asian countries. Complications of chronic HBV include cirrhosis, cancer of the liver and liver failure. A vaccine is available that can prevent the transmission of HBV; however, it has no activity in those already infected with the virus. Alpha interferon is approved for the treatment of HBV, is administered by injection and is not always successful in controlling the disease.

    In 1998, Gilead completed two Phase II randomized, double-blind, placebo-controlled clinical studies of adefovir dipivoxil for the treatment of hepatitis B infection. Data from both studies indicate that twelve weeks of dosing with adefovir dipivoxil at 5 mg, 30 mg or 60 mg once per day was well tolerated and resulted in a statistically significant decline in HBV DNA levels in treated patients compared to placebo. The decline in HBV DNA was greater than 4 logs (99.99%) at the higher doses tested. Treatment with adefovir dipivoxil was also associated with seroconversion in a portion of the patients in one of the studies. In March 1999, the Company initiated the first of a series of multinational Phase III trials in HBV infected patients.

    Glaxo Wellcome, in collaboration with Biochem Pharma, is pursuing development of lamivudine, a nucleoside analogue to treat HBV infection. This compound was recently approved for marketing in the United States, China and several other countries and represents significant potential competition for adefovir dipivoxil for HBV. See "Competition."

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

    Gilead has conducted placebo-controlled Phase I/II studies of PMPA in both intravenous and oral formulations ("PMPA Prodrug"). In February 1998, the Company presented data from a Phase I/II study of PMPA Prodrug, indicating that the highest dose of the drug tested reduced viral load by a median of 1.22 logs after one month of dosing. In this study, PMPA Prodrug was administered as a single oral tablet at one of three doses (75 mg, 150 mg or 300 mg) once per day. Based on these results, the Company initiated a long-term Phase II safety study of PMPA Prodrug, in combination with other anti-retroviral therapies, which completed enrollment at 180 patients in March 1999. Depending on the results from this study, Gilead intends to initiate a program of Phase III studies of PMPA Prodrug before the end of 1999.

    The National Institutes of Health ("NIH") is evaluating possible applications of intravenous PMPA in the prevention of maternal-fetal HIV transmission, as well as a topical version of PMPA for the prevention of sexual transmission of HIV.

    The Company has an exclusive, worldwide license to patent rights and related technology for PMPA from IOCB/REGA, and would be obligated to pay a royalty to IOCB/REGA on any net sales of PMPA. See "Collaborative
Relationships--IOCB/REGA."

CIDOFOVIR

    Cidofovir is a mononucleotide analogue that has demonstrated activity in preclinical studies and clinical trials against several viruses in the herpesvirus family. Cidofovir is the active ingredient in the Company's commercial product VISTIDE (cidofovir injection). See "VISTIDE." Gilead is currently evaluating cidofovir in different formulations for the potential treatment of certain infectious diseases caused by herpesviruses and other viruses.

    Preclinical studies have demonstrated that cidofovir is active against a variety of viruses that cause disease in people with AIDS, including molluscum contagiosum, which causes disfiguring skin lesions, Kaposi's sarcoma, an AIDS-related malignancy, and progressive multifocal leukoencephalopathy ("PML"), a rapidly progressive, often fatal brain disease.

    In 1994, Gilead entered into a license and supply agreement with Bausch & Lomb (formerly Storz Instrument Company, a subsidiary of American Home Products Corporation) to develop an eye drop formulation of cidofovir for the potential treatment of certain viruses that cause external eye infections, including adenovirus, which is the leading cause of viral conjunctivitis, or "pink eye." The license to Bausch & Lomb is limited to topical ophthalmic use for external viral eye disease, and excludes any treatment requiring injection and any treatment for other eye diseases such as CMV retinitis. Bausch & Lomb is conducting clinical development of topical ophthalmic cidofovir and is currently analyzing the data from Phase II clinical studies. See "Collaborative Relationships--Bausch & Lomb."

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

    The Company has an exclusive, worldwide license to patent rights and related technology for cidofovir from IOCB/REGA, and is obligated to pay a royalty to IOCB/REGA on the net sales of VISTIDE, as well as on any other future products containing cidofovir. See "VISTIDE," "Collaborative Relationships-- IOCB/REGA."

RESEARCH

    Gilead's research efforts are conducted by a scientific team with the multi-disciplinary skills that the Company believes are critical for the discovery and preclinical development of therapeutics based on nucleotides or other small molecules. The primary therapeutic targets of the Company's research program are infectious diseases, primarily viral diseases, as well as cancer.

NUCLEOTIDE ANALOGUES

    The Company has an extensive library of proprietary nucleotide compounds that it is evaluating for antiviral and antiproliferative activity. Among the primary targets of this screening activity are HIV, herpesviruses, hepatitis B virus and poxviruses. In addition, Gilead is evaluating novel nucleotide prodrugs with the potential for enhanced pharmaceutical properties, including better bioavailability, longer half-life and enhanced therapeutic index. Several nucleotide analogues are also being evaluated for activity against cancer in animal models.

HIV PROTEASE INHIBITORS

    Through its structure-based drug design program, the Company has synthesized a number of small molecule compounds with IN VITRO activity against HIV. Gilead has evaluated several HIV protease inhibitors in animal models. The current focus of this program is to enhance the pharmacological properties and cross-resistance profile of these compounds before conducting further preclinical development.

HEPATITIS C VIRUS

    Building on its expertise in the discovery and development of antiviral therapeutics, the Company is evaluating different approaches that could lead to inhibitors of hepatitis C virus ("HCV"). This research includes identification of HCV targets, establishment of assays and screening of compounds as potential inhibitors. See "Legal Proceedings."

ANTIBACTERIAL PROGRAM

    Gilead has synthesized a series of small molecule compounds with IN VITRO activity against bacteria, including methicillin-resistent staphylococcus aureus ("MRSA"). The current focus of this program is the optimization of potency and selectivity and evaluation of these compounds in preclinical animal models.

ADENOSINE RECEPTOR REGULATORS

    Gilead is working with the National Institute of Diabetes, Digestive and Kidney Diseases at the NIH to study adenosine receptor agonists and antagonists in the treatment and prevention of neurodegenerative disorders, particularly stroke. Independent research has also implicated adenosine receptors in inflammation and allergic disorders. NIH researchers have synthesized a series of novel small molecule adenosine agonist and antagonist compounds and have identified several compounds with A3 receptor agonist and antagonist activity which exhibit protective effects in an animal model of stroke. These compounds also have potential utility in the treatment of inflammatory and allergic conditions. In collaboration with the NIH, Gilead is currently evaluating several compounds with A3 receptor antagonist or agonist activity in animal models of stroke, and also intends to evaluate the anti-inflammatory and anti-allergic properties of these compounds.

COLLABORATIVE RELATIONSHIPS

    As part of its business strategy, Gilead establishes collaborations with pharmaceutical companies to assist in the clinical development and/or commercialization of certain of its products and product candidates, and to provide support for research programs. The Company also evaluates opportunities for in-licensing products and technologies complementary to its business. The Company's existing collaborative relationships are as follows:

PHARMACIA & UPJOHN

    In August 1996, Gilead and Pharmacia & Upjohn entered into a license and supply agreement providing Pharmacia & Upjohn with exclusive rights to market and sell VISTIDE in all countries outside of the United States. Under the terms of the agreement, Pharmacia & Upjohn paid Gilead an initial license fee of $10.0 million. In June 1997, after VISTIDE was approved for marketing in the European Union, Gilead received an additional cash milestone payment of $10.0 million. In addition, Pharmacia & Upjohn purchased 1,133,786 newly issued shares of Series B Preferred Stock at $35.28 per share, a price equal to 145% of the average closing price of Gilead's common stock over the 30 trading days prior to public announcement of the European approval, for a total purchase price of $40.0 million. The Series B Preferred Stock is not publicly registered, votes together with Gilead's common stock and is convertible at any time into an equal number of shares of Gilead's common stock at Pharmacia & Upjohn's option. Pharmacia & Upjohn is restricted in its ability to sell the Series B Preferred Stock (or underlying common stock), or purchase any additional stock of the Company until June 2002. Gilead is entitled to royalty payments on a quarterly basis on the net sales of VISTIDE by Pharmacia & Upjohn. Gilead is recognizing royalties on a delayed basis, one quarter after the Pharmacia & Upjohn sales that generated the royalties.

Pharmacia & Upjohn has the right to terminate the agreement at any time with six months notice. See "VISTIDE."

HOFFMANN-LA ROCHE

    In September 1996, Gilead and Roche entered into a collaboration agreement to develop and commercialize therapies to treat and prevent viral influenza. Under the agreement, Roche received exclusive worldwide rights to Gilead's proprietary influenza neuraminidase inhibitors, including GS 4104. Gilead and Roche are jointly conducting the clinical development of GS 4104. In October 1996, Roche made an initial license fee payment to Gilead of $10.3 million and Gilead is entitled to total additional cash milestone payments of up to $40.0 million upon achievement of development milestones, $6.0 million of which were recognized in 1997. Roche is funding 100% of its own and Gilead's research and development costs for the program and will pay Gilead royalties on net sales on GS 4104 and any other products developed under the collaboration. Roche has the right to terminate the agreement at any time upon 12 months notice. See "Clinical Development Programs--GS 4104."

    In September 1996, Gilead and Roche Laboratories Inc. ("Roche Labs") entered into an agreement to co-promote Roche's Roferon-Registered Trademark--A (Interferon alfa-2a, recombinant) for the treatment of chronic hepatitis C infection in the United States. This co-promotion agreement concluded at the end of 1998.

GLAXO WELLCOME

    In July 1990, Gilead entered into a collaborative research and development agreement with Glaxo Wellcome Inc. ("Glaxo"). Concurrent with the signing of the agreement Glaxo made an $8.0 million equity investment in Gilead and currently holds 889,911 shares (approximately 2.8%) of the Company's outstanding common stock. Under the terms of the agreement, as amended over time, Glaxo funded Gilead's ongoing research in the antisense field at a level of approximately $3.0 million per year. This agreement and the related funding was terminated in June 1998. In December 1998, Gilead sold its antisense patent estate to Isis Pharmaceuticals, Inc. ("Isis") for $6.0 million, payable in installments over three years. Gilead does not expect to perform additional research in the antisense field.

BAUSCH & LOMB

    In August 1994, the Company entered into a license and supply agreement with Bausch & Lomb (formerly Storz Instrument Company, a subsidiary of American Home Products Corporation), pursuant to which Bausch & Lomb will develop and have the right to market an eye drop formulation of cidofovir for the potential treatment of topical ophthalmic viruses. The field of the exclusive, worldwide license to Bausch & Lomb is limited to topical ophthalmic use for external viral eye disease, and specifically excludes any treatment requiring injection, and any treatment for other eye diseases such as CMV retinitis. Bausch & Lomb is conducting clinical development of topical ophthalmic cidofovir and is currently analyzing the data from Phase II clinical trials. Gilead is entitled to receive a fee each year until Bausch & Lomb files an NDA under the agreement. In addition, Bausch & Lomb is obligated to make a series of payments based on the achievement of development milestones in different countries during the term of the agreement. Gilead is responsible for supplying bulk cidofovir to Bausch & Lomb, and Bausch & Lomb is obligated to make royalty payments to Gilead based on net sales of any products developed under the agreement. Bausch & Lomb may terminate this agreement at any time on three months notice. See "Clinical Development Programs--Cidofovir."

IOCB/REGA

    In 1991 and 1992, the Company entered into agreements with IOCB/REGA regarding a class of nucleotide compounds, including cidofovir, adefovir (the parent compound of adefovir dipivoxil) and PMPA. Under these agreements and later amendments, Gilead received from IOCB/REGA an exclusive license to manufacture, use and sell the compounds covered by issued United States patents and patent applications plus foreign counterparts throughout the world, subject to an obligation to pay royalties on product sales to IOCB/REGA. The Company is currently paying IOCB/REGA quarterly royalties on sales of VISTIDE and will be obligated to pay additional royalties upon any future sales of adefovir dipivoxil or PMPA. IOCB/REGA may terminate the licenses under these agreements with respect to any particular product, in specified countries, if the Company does not make any sales of such product in such countries within 12 months after regulatory approval. Under one of these agreements, the Company has an option to receive an exclusive license to any new developments by IOCB/REGA during the term of this agreement. Either party may terminate this agreement on six months notice.

ACADEMIC AND CONSULTING RELATIONSHIPS

    To supplement its research and development efforts, the Company collaborates with and has licensed certain patents, patent applications and technology from a number of universities and medical research institutions.

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

    The Company has qualified a sole source supplier with the FDA for the bulk drug substance used in VISTIDE and another sole source supplier for the final drug product. Gilead has established a second source of bulk drug substance supply for VISTIDE, and intends to file for approval of this supplier with the FDA in 1999. The Company anticipates including two suppliers of bulk drug substance and one supplier of drug product for PREVEON in the NDA it intends to file in 1999. PMPA drug substance is manufactured at Gilead and at a contract manufacturer, and PMPA drug product for clinical trials is manufactured at two contract manufacturing sites. In the event that supplies from any of Gilead's suppliers were interrupted for any reason, the Company's ability to complete its clinical trials or ship its products could be impaired, which would have a material adverse effect on the Company. The use of alternative suppliers for any of the Company's products or products in development will require FDA approval, which will be time consuming.

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

MARKETING AND SALES

    In connection with the launch of VISTIDE in 1996, Gilead established a sales force of antiviral specialists in the United States. This group currently consists of 26 sales representatives and three regional directors who detail physicians, hospitals, clinics, pharmacies and other healthcare providers involved in the treatment of AIDS patients with CMV retinitis. Gilead sells VISTIDE to wholesalers and specialty distributors who, in turn, sell the product to hospitals, home healthcare companies, pharmacies and other healthcare providers. Gilead's sales force is supplemented by a marketing and sales staff of approximately 20 people based at the Company's headquarters in Foster City, California.

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

    The revenues received by Gilead for its products subject to commercial collaborations, including VISTIDE outside of the United States and GS 4104 on a worldwide basis, are dependent to a large degree on the efforts of third parties. There can be no assurance that such efforts will be successful, that the interests of the Company and its partners will not be in conflict or that any of the Company's partners will not terminate their relationship with the Company. See "Collaborative Relationships."

PATENTS AND PROPRIETARY RIGHTS

    Gilead has a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications related to its products and technologies. The Company has filed patent applications directed to the compositions of matter, methods of preparation and uses of novel compounds on the commercial market, under research or in development. Patent applications have been filed by Gilead which encompass compounds that are relevant to many of the targets the Company is currently researching, as well as other targets that may be of interest to Gilead in the future. Gilead intends to file additional patent applications, when appropriate, relative to improvements in its technologies and to specific products that it develops.

    Patents covering cidofovir (the active ingredient in VISTIDE) and adefovir dipivoxil, including composition of matter claims, have been issued in the United States, Western Europe and other jurisdictions. The Company has exclusive licenses from third parties covering these patents and other patent applications. See "Collaborative Relationships--IOCB/REGA." The Company does not have patent filings covering adefovir dipivoxil in China or in other certain other Asian countries, although it does have an application pending in Japan and is seeking patent protection in other Asian countries on commercial forms of adefovir dipivoxil. Asia is a major market for hepatitis B therapies, one of the potential indications for adefovir dipivoxil. Patents on certain of the Company's compounds may issue many years before marketing approval is obtained, limiting the ultimate commercial value of the product. However, patent term extensions for cidofovir have been applied for or granted in the United States and a number of European countries, compensating in part for delays in obtaining marketing approval. Similar patent term extensions may be available for other products in development.

    The Company is the exclusive licensee or holder of patents and patent applications relating to methoxyphosphonate derivatives and neuraminidase inhibitors and their use in the treatment and prevention of viral infections. The Company cannot predict whether its patent or license rights or those of third parties will result in a significant position in these fields, whether its patent applications or those of third parties will be issued, whether its patents or those of third parties will provide significant proprietary protection, or whether they will be dominated, circumvented or invalidated.

    The commercial success of the Company will also depend in part on not infringing patents or proprietary rights of others and not breaching the licenses granted to the Company. There can be no assurance that the Company will be able to obtain a license to any third-party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. Failure by the Company to obtain a license to any technology that it may require to commercialize its technologies or products may have a material adverse effect on the Company. In August 1998, the Company was served with a patent infringement lawsuit filed by Chiron Corporation ("Chiron") in the U.S. District Court for the Northern District of California. In the lawsuit, Chiron alleges that Gilead is conducting scientific research that infringes Chiron's patents covering the hepatitis C NS3 protease protein and gene sequences and their use in screening for potential hepatitis C therapeutics. See "Legal Proceedings."

    The patent positions of pharmaceutical, biopharmaceutical and biotechnology firms, including Gilead, are generally uncertain and involve complex legal and factual questions. Consequently, even though Gilead is currently prosecuting its patent applications with the United States and foreign patent offices, the Company does not know whether any of its or its licensors' pending applications will result in the issuance of any patents or, if any patents are issued, whether they will provide significant proprietary protection. Since patent applications in the United States are maintained in secrecy until patents are issued, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Gilead cannot be certain that it has rights as the first inventor of technologies covered by pending patent applications or that it was the first to file patent applications for such inventions.

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

COMPETITION

    The Company's products and development programs target a number of diseases and conditions, including viral infections and cancer. Even if the Company is successful in developing products to treat any of these diseases or conditions, there can be no assurance that any product that receives marketing clearance will achieve significant commercial acceptance. There are many commercially available products for these diseases, and a large number of companies and institutions are conducting well-funded research and development activities directed at developing additional treatments for these diseases.

    Ganciclovir, marketed in intravenous and oral formulations by Roche Laboratories and as an ocular implant by Bausch & Lomb Incorporated, foscarnet, marketed by Astra U.S.A., and formivirsen, a local injection marketed by CibaVision, are commercially available for the treatment of CMV retinitis. These products are directly competitive with VISTIDE. Several other potential CMV retinitis therapeutics are being developed by other companies. A number of therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HIV infection and AIDS, including 13 products currently marketed in the United States. These products represent significant potential competition for PREVEON and PMPA. Among the companies with significant commercial presence in the AIDS market are Glaxo Wellcome, Bristol-Myers Squibb, Hoffmann-La Roche, Agouron Pharmaceuticals, Merck & Co. and DuPont Pharma.

    Glaxo Wellcome, in collaboration with Biota Holdings Limited, is pursuing development of zanamavir, a neuraminidase inhibitor to treat influenza. This compound has been approved in some countries and is under review for approval in the United States by the FDA. If approved, zanamavir would represent significant potential competition for GS 4104. In addition, Glaxo Wellcome, in collaboration with Biochem Pharma, is pursuing development of lamivudine, a nucleoside analogue to treat HBV infection. This compound was recently approved for marketing in the United States, China and several other countries and represents significant potential competition for adefovir dipivoxil for HBV.

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

    Many of the Company's existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking research, preclinical studies and clinical trials of new pharmaceutical products, obtaining FDA and other regulatory approvals, and manufacturing, marketing and selling such products. Accordingly, the Company's competitors may succeed in commercializing products more rapidly or more effectively than the Company, which would have a material adverse effect on the Company.

    The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important competitive factor may be the timing of market introduction of its products or competitive products. Accordingly, the relative speed with which Gilead can develop products, complete the clinical trials and regulatory approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, dosing convenience, availability, price, third-party reimbursement and patent position.

    The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for the substantial period between technological conception and commercial sales.

GOVERNMENT REGULATION

    The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended ("FFDCA"), and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework, and under equivalent regulations in other countries, takes a number of years and involves the expenditure of substantial resources.

    The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory tests, IN VIVO preclinical studies and formulation studies, (ii) the submission to the FDA of an investigational new drug application ("IND"), which must become effective before clinical trials commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) the submission of an NDA to the FDA, and (v) the FDA approval of the NDA, prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments, including third party contract manufacturers producing a drug sponsor's products, are subject to periodic inspections by the FDA and must comply with cGMP. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA. Drug product and drug substance manufacturing establishments located in California also must be licensed by the State of California in compliance with local regulatory requirements.

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

    Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of qualified principal investigators. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be conducted under the auspices of an independent Institutional Review Board ("IRB") or Ethics Committee at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

    The FDA has implemented accelerated approval procedures for pharmaceutical products that treat serious or life-threatening diseases and conditions, if those products have the potential to address unmet medical needs. Under the Food and Drug Modernization Act of 1997, effective in February 1998, such products may be designated as "fast track" products, and may be approved on the basis of surrogate as well as clinical endpoints. The FDA will generally review NDAs for fast track products within six months. Drug sponsors are generally required to conduct post-marketing clinical trials of drugs that have been approved under the FDA's accelerated approval procedures, in order to characterize further the drug's safety and efficacy profile. The FDA has granted fast track designation to PREVEON for the treatment of HIV-infected patients and the Company believes that certain of its other products in development may qualify as fast track products and be eligible for accelerated approval. The Company cannot predict the ultimate impact, however, of the FDA's accelerated approval procedures on the timing or likelihood of approval of any of its potential products or those of any competitor.

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

    In the European Community, human pharmaceutical products are also subject to extensive regulation. The European Community Pharmaceutical Directives govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of human pharmaceutical products. Effective in January 1995, the European Community enacted regulations providing for a centralized licensing procedure, which is mandatory for certain kinds of products, as well as a decentralized (country by country) procedure. A license granted under the centralized procedure authorizes marketing of the product in all of the member states of the European Community. Under the decentralized procedure, a license granted in one member state can be extended to additional member states pursuant to a simplified application process. In the centralized procedure, the EMEA coordinates a scientific review by one or more rapporteurs chosen from among the membership of the Committee for Proprietary Medical Products ("CPMP"), which represent the medicine authorities of the member states. The final approval is granted by a decision of the Commission or Council of the European Community, based on the opinion of the CPMP. After approval under the centralized procedure, pricing and reimbursement approvals are generally required in most countries. VISTIDE was approved by the European Community under the centralized procedure, and the Company anticipates that PREVEON and GS 4104 will also be reviewed under the centralized procedure when marketing authorization applications for these products are filed.

PRICING AND REIMBURSEMENT

    The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in many countries of the European Community, even if approval to market the drug under the EMEA's centralized procedure is obtained. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the trading price of the Company's Common Stock, and the adoption of such proposals or efforts could have a material adverse effect on the Company. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish a strategic alliance may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate rebates or predetermined discounts from list prices. For example, a significant proportion of VISTIDE sales is subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. The Company expects that PREVEON and several of its other products in development, particularly for AIDS indications, will have a similar reimbursement profile. In addition, third-party payors, as well as patient advocacy organizations, are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more additional products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

HUMAN RESOURCES

    As of December 31, 1998, Gilead employed 293 people full-time, of whom 75 hold Ph.D. and/or M.D. degrees and 46 hold other advanced degrees. Approximately 182 employees are engaged in research and development activities and 111 are employed in finance, sales and marketing, corporate development, legal and general administrative positions. Gilead believes that it maintains good relations with its employees.

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

    PAUL BERG, PH.D., has been a member of Gilead's Scientific Advisory Board since April 1998 and also serves on the Company's Board of Directors. Dr. Berg is currently Cahill Professor in Cancer Research in the Department of Biochemistry at Stanford University School of Medicine, where he has been on the faculty since 1959. He received the Nobel Prize for Chemistry in 1980.

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

RISK FACTORS

    GILEAD IS DEVELOPING DRUGS TO TREAT AIDS AND AIDS-RELATED CONDITIONS, AND THEREFORE CAN BE ADVERSELY AFFECTED BY CHANGES IN THE REGULATORY AND COMMERCIAL ENVIRONMENT FOR AIDS THERAPIES.

    Several of Gilead's products and products in development address AIDS or AIDS-related conditions. These products include VISTIDE (cidofovir injection) for CMV retinitis, PREVEON (adefovir dipivoxil) for HIV and AIDS and PMPA for HIV and AIDS. The medical, regulatory and commercial environment for AIDS therapies changes quickly and often in ways that Gilead is unable to accurately predict. Gilead develops its AIDS products based upon current policy and the current marketplace for AIDS therapies, as well as its prediction of future policy and the future marketplace for these therapies. Gilead's business is subject to substantial risk because these policies and markets change quickly and unpredictably and in ways that could have a material adverse impact on its ability to obtain regulatory approval and commercial acceptance of its AIDS-related products.

    GILEAD'S OPERATIONS DEPEND ON COMPLIANCE WITH COMPLEX GOVERNMENTAL REGULATIONS.

    The products that Gilead develops and sells must be approved and are subject to extensive regulation by the FDA and comparable agencies in other countries. Gilead has plans to file an application with the FDA for marketing approval of PREVEON in the second quarter of 1999. In addition, Hoffmann-La Roche, Gilead's corporate partner for the development and commercialization of GS 4104, expects to file an application with the FDA for marketing approval of GS 4104 to treat influenza in the second quarter of 1999. Gilead anticipates conducting a variety of clinical trials and filing for marketing approval of additional products over the next several years. These products may fail to receive marketing approval on a timely basis, or at all. In addition, these products may receive marketing approvals that place limitations on the uses of the product. These failures, delays or limitations, as well as other regulatory changes, actions and recalls, could delay commercialization of any products and adversely affect Gilead's results of operations.

    In addition, even after Gilead's products are marketed, the products and their manufacturers are subject to continual review. Later discovery of previously unknown problems with Gilead's products or manufacturers may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

    RESULTS OF CLINICAL TRIALS AND APPROVAL OF PRODUCTS ARE UNCERTAIN, AND GILEAD MAY BE DELAYED IN OR PROHIBITED FROM SELLING ITS PRODUCTS.

    Gilead has a number of potential products that have reached the development stage. These potential products include PREVEON, GS 4104, adefovir dipivoxil for HBV and PMPA. Gilead will be required to demonstrate the safety and effectiveness of these and any other products it develops in each intended use through extensive preclinical studies and clinical trials in order to obtain regulatory approval of those products. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials for several reasons including:

    - preliminary results may not be indicative of effectiveness;

    - further clinical trials may not achieve the desired result; and

    - further clinical trials may reveal unduly harmful side effects or may show the drugs to be less effective than other drugs or delivery systems for the desired indications.

    Even successfully completed large-scale clinical trials may not result in marketable products for several reasons, including:

    - the potential products are not shown to be safe and effective;

    - regulatory authorities disagree with the results of Gilead's studies and trials;

    - required regulatory approvals are not obtained;

    - the potential products are too difficult to develop into commercially viable products; or

    - the potential products do not obtain market acceptance.

    A number of companies in Gilead's industry have suffered significant setbacks in advanced clinical trials despite promising results in earlier trials. In the end, Gilead may be unable to develop marketable products.

    The rate of completion of Gilead's clinical trials will depend on the rate of patient enrollment. There will be substantial competition to enroll patients in Gilead's clinical trials, particularly for AIDS and HBV therapies. This competition has delayed Gilead's clinical trials in the past. In addition, recent improvements in existing AIDS and HBV drug therapy may make it more difficult for Gilead to enroll patients in its clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals.

    PRODUCT DEVELOPMENT EFFORTS MAY NOT YIELD MARKETABLE PRODUCTS.

    Gilead's future business success will depend on its ability to successfully develop and obtain regulatory approval to market new pharmaceutical products. Development of a product requires substantial technical, financial and human resources even if the product is not successfully completed. Gilead's potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

    - lack of efficacy or unacceptable toxicity during preclinical studies or clinical trials;

    - failure to receive necessary regulatory approvals;

    - failure to achieve market acceptance;

    - existence of proprietary rights of third parties; and

    - inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

    In addition, due to uncertainties that are part of the development process, Gilead may underestimate the costs associated with the development of a potential product. Delays or unanticipated increases in costs of development or failure to obtain regulatory approval or market acceptance for Gilead's products could adversely affect Gilead's operating results.

    GILEAD DEPENDS ON RELATIONSHIPS WITH OTHER COMPANIES FOR RESEARCH FUNDING, CLINICAL DEVELOPMENT, SALES AND MARKETING PERFORMANCE AND REVENUES. FAILURE TO MAINTAIN THESE RELATIONSHIPS WOULD NEGATIVELY IMPACT GILEAD'S BUSINESS.

    Gilead has established a number of significant collaborative relationships with major pharmaceutical companies, including Pharmacia & Upjohn, Hoffmann-La Roche and Bausch & Lomb. Gilead depends to a large degree on these partners for its research funding, clinical development and/or sales and marketing performance. In addition, Gilead has historically relied on collaborative relationships for a significant portion of its revenues and expects this to be the case in future periods. Reliance or collaborative relationships poses a number of risks, including:

    - Gilead cannot control whether its corporate partners will devote sufficient resources to its programs or products;

    - disputes may arise in the future with respect to the ownership of rights to technology developed with corporate partners;

    - disagreements with corporate partners could lead to delays in or termination of the research, development or commercialization of product candidates, or result in litigation or arbitration;

    - contracts with Gilead's corporate partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

    - corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue alternative technologies or products either on their own or in collaboration with Gilead's competitors; and

    - corporate partners with marketing rights may choose to devote fewer resources to the marketing of Gilead's products than they do to products of their own development.

    Given these risks, there is a great deal of uncertainty regarding the success of Gilead's current and future collaborative efforts. If these efforts fail, Gilead's product development or commercialization of new products could be delayed or revenue from existing products could decline.

    Gilead may seek future collaborative relationships with corporate partners to fund some of its research and development expenses and to develop and commercialize some of its potential products. For example, the Company is in discussions with several potential corporate partners about collaborative development and commercialization of adefovir dipivoxil for HBV, particularly in Asian territories. Further, we anticipate that the Company's receipt of revenues from collaborative agreements will continue to be affected by existing agreements, as well as by the timing of drug development programs of its corporate partners. Gilead may not be able to negotiate acceptable collaborative arrangements in the future, and any arrangements it does negotiate may not be successful. If the Company fails to establish additional collaborative relationships, it will be required to undertake research, development, marketing and manufacturing of its proposed products at its own expense.

    GILEAD EXPECTS TO OPERATE AT A LOSS FOR THE FORESEEABLE FUTURE AND MAY NEVER BE PROFITABLE.

    Gilead has never been profitable on a full-year basis and may never become profitable. At December 31, 1998, Gilead's accumulated deficit was approximately $218.5 million. Gilead's losses have resulted principally from expenses associated with its research and development programs and, to a lesser extent, from sales, general and administrative expenses. Gilead's revenues to date have been generated primarily from collaborative arrangements rather than product revenues. Gilead's current product revenues are derived solely from sales of VISTIDE in the United States and a royalty arrangement for VISTIDE sales with Pharmacia & Upjohn outside of the United States. VISTIDE has limited sales potential relative to many pharmaceutical products.

    GILEAD'S EXISTING PRODUCT AND PRODUCTS UNDER DEVELOPMENT MAY NOT BE ACCEPTED BY PHYSICIANS, INSURERS AND PATIENTS.

    Many of Gilead's products in development, if approved for marketing, have no established market. The ability of these products to achieve and sustain market acceptance will depend on the receipt and scope of regulatory approvals and whether or not government authorities and managed care organizations will adequately reimburse patients who use these products.

    In addition, Gilead needs to convince the medical and patient advocacy community of:

    - the effectiveness of these products in treating disease;

    - the safety of these products when administered to patients; and

    - the advantages of these products over competitive products.

    Physicians, patients, patient advocates, payors and the medical community in general may not accept and use any products that Gilead may develop. If Gilead's products are not accepted, its results of operations will suffer.

    COMPETITIVE PRODUCTS FROM OTHER COMPANIES COULD SIGNIFICANTLY REDUCE THE MARKET ACCEPTANCE OF GILEAD'S PRODUCTS.

    Gilead's products and development programs target a number of diseases and conditions, including viral infections and cancer. There are many commercially available products for these diseases. Certain of these products are well established therapies and have generated substantial sales. In addition, a large number of companies and institutions are conducting well-funded research and development activities directed at developing treatments for these diseases. Products currently on the market and those under development by Gilead's competitors could make its technology and products obsolete or noncompetitive. Gilead expects that competition for the treatment of these diseases will increase in the future as new products enter the market and advanced technologies become available. Gilead will also be competing to license or acquire technology from other companies.

    Most of Gilead's competitors and potential competitors have substantially greater resources than Gilead. Those resources include superior product development capabilities and financial, scientific, manufacturing, managerial and human resources. These competitors may achieve superior patent protection, obtain key technology, receive regulatory approval or achieve product commercialization earlier than Gilead.

    GILEAD'S MARKETING STAFF COMPETES WITH THE MARKETING ORGANIZATIONS OF LARGE PHARMACEUTICAL COMPANIES.

    Gilead's products compete, and the products Gilead may develop are likely to compete, with products of other companies that currently have extensive and well-funded marketing and sales operations. Because these companies are capable of devoting significantly greater resources to their marketing efforts, Gilead's marketing or sales efforts may not compete successfully against the efforts of these other companies.

    PHARMACEUTICAL PRICING AND REIMBURSEMENT PRESSURES MAY REDUCE PROFITABILITY.

    Successful commercialization of Gilead's products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of such products and related treatments. Reimbursement is generally provided by government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. For example, a majority of VISTIDE sales is subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. Gilead expects that several of its products in development, particularly for AIDS indications, if they receive regulatory approval, will have a similar reimbursement profile. Even if reimbursement is available, reimbursement policies may adversely affect Gilead's ability to sell its products on a profitable basis.

    In addition, in many international markets, governments control the prices of prescription pharmaceuticals. In these markets, once marketing approval is received, pricing negotiation can take another six to 12 months or longer. Product sales, attempts to gain market share or introductory pricing programs of Gilead's competitors could require Gilead to lower its prices in these countries, which could adversely affect its results of operations.

    GILEAD MAY NOT BE ABLE TO OBTAIN EFFECTIVE PATENTS TO PROTECT ITS TECHNOLOGIES FROM USE BY COMPETITORS, AND PATENTS OF OTHER COMPANIES COULD REQUIRE GILEAD TO STOP USING OR PAY FOR THE USE OF REQUIRED TECHNOLOGY.

    Gilead's success will depend to a significant degree on its ability to:

    - obtain patents and licenses to patent rights;

    - preserve trade secrets; and

    - operate without infringing on the proprietary rights of others.

    Gilead has rights to United States and foreign issued patents and has filed and will continue to file patent applications in the United States and abroad relating to its technologies. There is a risk, however, that patents may not issue from any of these applications or that the patents will not be sufficient to protect Gilead's technology. Patent applications in the United States are confidential until a patent is granted. As a result, Gilead would not know if its competitors filed patent applications for technology covered by its pending applications. Gilead also can not be certain that it was the first to invent the technology that is the subject of its patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with Gilead's patents.

    Gilead does not have patent filings covering adefovir dipivoxil in China or in certain other Asian countries, although it does have an application pending in Japan. Asia is a major market for hepatitis B therapies, one of the potential indications for adefovir dipivoxil. Gilead may obtain patents for certain products many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to commercial sale, the commercial value of the product may be limited.

    Gilead's competitors may file patent applications covering its technology. If so, Gilead may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if successful. In August 1998, the Company was served with a patent infringement lawsuit filed by Chiron Corporation alleging that Gilead's research infringes Chiron's patents covering the hepatitis C protein and gene sequences and their use in screening for potential hepatitis C therapeutics.

    Gilead's success depends in large part on its ability to operate without infringing upon the patents or other proprietary rights of third parties. If Gilead infringes patents of others, it may be prevented from commercializing products or may be required to obtain licenses from these third parties. Gilead cannot be certain that it would be able to obtain alternative technologies or any required license. Even if Gilead were to obtain such technologies or licenses, it cannot be certain that the terms would be reasonable. If Gilead fails to obtain such licenses or alternative technologies, it may be unable to develop some or all of its products.

    In addition, Gilead uses significant unpatented proprietary technology and relies on unpatented trade secrets and proprietary know-how to protect certain aspects of its production and other technologies. Gilead's trade secrets may become known or independently discovered by its competitors.

    UNCERTAINTY OF SUPPLY MAY AFFECT GILEAD'S ABILITY TO PRODUCE AND SELL ITS PRODUCTS.

    Gilead generally relies on third parties for the manufacture of bulk drug substance and final drug product for clinical and commercial purposes, including for VISTIDE, adefovir dipivoxil, PMPA and GS 4104. Gilead depends on these third parties to perform their obligations effectively and on a timely basis. If these third parties fail to perform as required, Gilead's clinical trials or submission of products for regulatory approval may be delayed. These delays could impair Gilead's ability to deliver commercial products on a timely basis and could impair its competitive position.

    Many of the materials Gilead utilizes in its operations are made at only one facility. A shutdown in any of these facilities due to technical, regulatory or other problems, resulting in an interruption in supply of these materials, could have an adverse impact on Gilead's financial results. For example, Gilead has qualified only one supplier with the FDA for the bulk drug substance used in VISTIDE and one different supplier for the final drug product. Gilead has also established a second source of bulk drug substance supply for VISTIDE but has not yet qualified this source with the FDA and cannot be certain that the FDA will approve this second source. Because the suppliers of key components and materials must be named in the New Drug Application filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If supplies from Gilead's suppliers were interrupted for any reason, Gilead could be unable to ship VISTIDE or any of its products in development.

    GILEAD HAS LIMITED EXPERIENCE MANUFACTURING PRODUCTS AND COULD BE ADVERSELY AFFECTED IF IT FAILS TO DEVELOP MANUFACTURING CAPACITY.

    For some of Gilead's potential products, Gilead will need to develop further its production technologies for use on a larger scale in order to conduct clinical trials and produce such products for commercial sale at an acceptable cost. Gilead cannot be certain that it will be able to implement any of these developments successfully.

    The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. The FDA's current Good Manufacturing Practices are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards. Similar, but not identical, regulations are in effect in other countries.

    PRODUCT LIABILITY CLAIMS MAY INCREASE COSTS AND DECREASE PROFITS.

    Testing, manufacturing, marketing and use of VISTIDE and Gilead's products in development involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. Although Gilead maintains product liability insurance, a single product liability claim could exceed its coverage limits, and multiple claims are possible. If that happens, the insurance coverage Gilead has may not be adequate. A successful product liability claim in excess of Gilead's coverage could require Gilead to pay substantial amounts. This could adversely affect Gilead's results of operations. Moreover, the amount and scope of any coverage may be inadequate to protect Gilead in the event of a successful product liability claim. In addition, in the future such insurance may not be renewed at an acceptable cost or at all.

    GILEAD'S USE OF HAZARDOUS MATERIAL EXPOSES IT TO POTENTIAL LIABILITIES.

    Gilead's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although Gilead believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, Gilead cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, Gilead could be held liable for significant damages or fines.

    YEAR 2000 ISSUES MAY NOT SUCCESSFULLY BE ADDRESSED.

    Gilead is implementing a Year 2000 project designed to address the issue of computer software and hardware correctly processing dates through and beyond the Year 2000. Due to the uncertainty inherent in the Year 2000 problem, however, there can be no assurance that Year 2000 failures will not have a material impact on Gilead's operations, financial results or financial condition. In addition, Gilead cannot predict whether its critical third-party suppliers and business partners will achieve Year 2000 compliance, or whether the failure of any third party to do so would have a material effect on Gilead's business.

ITEM 2. PROPERTIES

    Gilead's administrative offices and research laboratories are located in Foster City, California. The Company leases approximately 163,200 square feet of space in seven adjacent buildings. The leases on this space expire March 31, 2006, and the Company has an option to renew the leases for two additional five-year periods. The Company believes that it will need to expand its facilities in the future to support any significant growth in its operations. Gilead anticipates it will be able to expand its facilities in nearby locations. There can be no assurance, however, that such space will be available on favorable terms, if at all.

ITEM 3. LEGAL PROCEEDINGS

    In August 1998, the Company was served with a patent infringement lawsuit filed by Chiron Corporation in the U.S. District Court for the Northern District of California. In the lawsuit, Chiron alleges that Gilead is conducting scientific research that infringes Chiron's patents covering the hepatitis C protein and gene sequences and their use in screening for potential hepatitis C therapeutics. Gilead has taken the position that its research activities do not infringe the Chiron patents and believes that the lawsuit will not have a material impact on Gilead's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Gilead common stock is traded on The Nasdaq Stock Market under the symbol "GILD." The following table sets forth for the periods indicated the high and low prices per share of the Company's common stock on The Nasdaq Stock Market. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent prices of actual transactions.

1997                                                                                   CLOSING HIGH      CLOSING LOW
-------------------------------------------------------------------------------------- -------------    -------------
First Quarter......................................................................... $         34 1/4 $         22 7/8
Second Quarter........................................................................ $         32 1/8 $         21 5/8
Third Quarter......................................................................... $         46 1/8 $         24 1/4
Fourth Quarter........................................................................ $         44 7/8 $         32 1/4

1998
--------------------------------------------------------------------------------------
First Quarter......................................................................... $         42     $         35 5/8
Second Quarter........................................................................ $         43 1/4 $         31 5/8
Third Quarter......................................................................... $         30 3/8 $         18 1/4
Fourth Quarter........................................................................ $         41 1/16 $         18 3/4

    As of February 26, 1999, there were approximately 480 stockholders of record. No dividends have been paid on the common stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    We derived this information from Gilead's audited financial statements for 1994 through 1998. This information is only a summary, and you should read it in conjunction with Gilead's historical financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein, and the annual and quarterly reports and other information on file with the Securities and Exchange Commission. See Items 7 and 8.

                             GILEAD SCIENCES, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       NINE MONTHS
                                                        YEAR ENDED DECEMBER 31,           ENDED      YEAR ENDED
CONSOLIDATED STATEMENT                             ----------------------------------  DECEMBER 31,   MARCH 31,
OF OPERATIONS DATA:                                   1998        1997        1996       1995 (1)       1995
                                                   ----------  ----------  ----------  ------------  -----------
Revenues:
  Product sales, net.............................  $    6,074  $   11,735  $    8,477   $       --    $      --
  Contract revenue...............................      24,198      27,413      24,910        2,685        4,922
  Royalty revenue, net...........................       2,298         889          33           14           --
                                                   ----------  ----------  ----------  ------------  -----------
Total revenues...................................      32,570      40,037      33,420        2,699        4,922
                                                   ----------  ----------  ----------  ------------  -----------
Costs and expenses:
  Cost of sales..................................         594       1,167         910           --           --
  Research and development.......................      75,298      59,162      41,881       25,670       30,360
  Selling, general and administrative............      31,003      25,472      26,692        9,036        9,669
                                                   ----------  ----------  ----------  ------------  -----------
Total costs and expenses.........................     106,895      85,801      69,483       34,706       40,029
                                                   ----------  ----------  ----------  ------------  -----------
Loss from operations.............................     (74,325)    (45,764)    (36,063)     (32,007)     (35,107)
Interest income, net.............................      18,250      17,771      14,331        4,592        3,833
                                                   ----------  ----------  ----------  ------------  -----------
Net loss.........................................  $  (56,075) $  (27,993) $  (21,732)  $  (27,415)   $ (31,274)
                                                   ----------  ----------  ----------  ------------  -----------
                                                   ----------  ----------  ----------  ------------  -----------
Basic and diluted loss per common share..........  $    (1.85) $    (0.95) $    (0.78)  $    (1.29)   $   (1.65)
                                                   ----------  ----------  ----------  ------------  -----------
                                                   ----------  ----------  ----------  ------------  -----------
Common shares used to calculate basic and diluted
  loss per common share..........................      30,363      29,326      27,786       21,274       18,971
                                                   ----------  ----------  ----------  ------------  -----------
                                                   ----------  ----------  ----------  ------------  -----------

                                                                    DECEMBER 31,
                                                 ---------------------------------------------------  MARCH 31,
CONSOLIDATED BALANCE SHEET DATA:                     1998         1997         1996       1995 (1)       1995
                                                 ------------  -----------  -----------  -----------  ----------
Cash, cash equivalents and short-term
  investments..................................   $  279,939   $   322,298  $   295,963  $   155,659  $   89,146
Working capital................................      256,560       306,867      284,154      145,539      80,190
Total assets...................................      302,860       352,069      310,673      166,659     102,395
Non-current portion of long-term debt..........          563         1,331        2,914        3,482       5,454
Accumulated deficit............................     (218,554)     (162,479)    (134,486)    (112,754)    (85,339)
Total stockholders' equity (2).................      270,547       317,347      291,660      151,499      86,056

------------------------

(1) In October 1995, Gilead changed its fiscal year end from March 31 to December 31, effective with the nine months ended December 31, 1995.

(2) No dividends have been declared or paid on Gilead's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Since its inception in June 1987, Gilead has devoted the substantial portion of its resources to its research and development programs. In June 1996, the FDA granted marketing clearance of VISTIDE for the treatment of CMV retinitis in patients with AIDS. Since that time, the Company has independently marketed VISTIDE in the United States with an antiviral specialty sales force and has entered into a collaboration agreement with Pharmacia & Upjohn to market VISTIDE in all countries outside the United States.

    The Company began to incur significant expenses relating to commercialization of VISTIDE and other potential product candidates in 1996. With the exception of the second quarter of 1997 and the third quarter of 1996, when the Company earned significant one-time fees related to collaborations, the Company has incurred losses since its inception. Gilead expects to continue to incur losses for at least an additional year, due primarily to its research and development programs, including preclinical studies, clinical trials and manufacturing, as well as marketing and sales efforts in support of VISTIDE and other potential products.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    This Report contains forward-looking statements relating to clinical and regulatory developments, marketing and sales matters, future expense levels, financial results and Year 2000 matters. These statements involve inherent risks and uncertainties. The Company's actual financial and operating results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks summarized below and described in more detail under "Risk Factors" on pages 19 to 24 of this Report. In particular, factors that could result in a material difference include, but are not limited to, those relating to the ongoing development and commercialization of the Company's potential pharmaceutical products and, in the case of Year 2000 matters, the ability to identify and correct all relevant computer code and the success of remedial efforts implemented by third-party suppliers and business partners.

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

    As a company in an industry undergoing rapid change, the Company faces significant challenges and risks, including the risks inherent in its research and development programs, uncertainties in obtaining and enforcing patents, the lengthy, expensive and uncertain regulatory approval process, intense competition from pharmaceutical and biotechnology companies, increasing pressure on pharmaceutical pricing from payors, patients and government agencies and uncertainties associated with the market acceptance of and size of the market for VISTIDE or any of the Company's products in development.

    The Company expects that its financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products, nor can there be assurance that the

Company will either achieve or sustain profitability. As of December 31, 1998, the Company's accumulated deficit was approximately $218.6 million.

    As a result of the proposed acquisition of NeXstar described below, Gilead's business will be subject to additional risks related to NeXstar's business. Stockholders and potential investors in the Company should carefully consider these risks in evaluating the Company and should be aware that the realization of any of these risks could have a dramatic and negative impact on the Company's operating results, financial condition and stock price. In addition, the forward-looking statements included in this Report relate to Gilead as a stand-alone business, and do not take into account the potential impact of the proposed acquisition of NeXstar.

RESULTS OF OPERATIONS

REVENUES

    The Company had total revenues of $32.6 million, $40.0 million and $33.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. Total revenues include revenues from net product sales, contracts, including research and development ("R&D") collaborations, and net royalties.

    Net product sales revenue was $6.1 million, $11.7 million, and $8.5 million for 1998, 1997, and 1996, respectively. All of the Company's product sales revenue relates to VISTIDE, which the Company began to sell in mid-1996. As expected, VISTIDE sales declined in 1998, primarily due to a decline in the incidence of CMV retinitis as a result of more effective HIV therapies. The 38% increase in net product sales revenue in 1997 as compared to 1996 is due to the fact that 1997 results represent a full year of sales, while 1996 revenue reflects approximately six months of sales. VISTIDE product sales revenue is expected to continue to be modest.

    Net royalty revenue was $2.3 million in 1998 and $0.9 million in 1997, and was derived from two sources. During 1998 and 1997, respectively, the Company earned $1.7 million and $0.7 million of net royalties from Pharmacia & Upjohn on sales of VISTIDE outside of the United States. This amount increased primarily because the number of countries in which Pharmacia & Upjohn sells the product expanded in 1998 as compared to 1997. The Company expects that royalties from Pharmacia & Upjohn's sales of VISTIDE will continue to increase during 1999 as a result of recognizing a full year of sales in a greater number of countries. The Company also reported $0.6 million and $0.2 million in 1998 and 1997, respectively, of royalty revenue from Roche Labs for co-promoting Roferon in the United States for the treatment of chronic hepatitis C virus infection. This co-promotion agreement with Roche Labs concluded at the end of 1998. While the Company expects to receive transition payments under this agreement in 1999, such amounts are not expected to be significant. Royalty revenue is recognized as income when received, which is generally in the quarter following that in which the corresponding sales occur. The Company did not earn significant royalty revenue before 1997.

    Contract revenue was $24.2 million, $27.4 million and $24.9 million in 1998, 1997, and 1996, respectively. The most significant source of contract revenue in each of these three years relates to the development of GS 4104 under an R&D collaboration agreement between the Company and Roche. GS 4104 is an orally administered compound to treat and prevent viral influenza in humans. During 1998, 1997 and 1996, the Company recorded approximately $16.4 million, $14.2 million and $11.4 million, respectively, of contract revenue under this agreement with Roche. The $16.4 million recorded during 1998 represents reimbursed R&D expenses and includes $5.2 million attributable to R&D expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement and recognized as revenue in 1998. During 1997 and 1996, the Company recognized as contract revenue R&D reimbursements of $8.2 million and $1.1 million, respectively. Also during 1997 and 1996, the Company recognized milestone payments of $6.0 million and a license fee of $10.3 million, respectively. Gilead is entitled to additional milestone payments of up to $34.0 million upon achieving certain developmental and regulatory milestones. R&D reimbursements under the Roche agreement are expected to be significantly lower in 1999 as compared both to 1998 and 1997. The reimbursements will approximate actual related R&D costs the Company incurs.

    Contract revenue for each year in the three-year period ended December 31, 1998 also includes reimbursement of research expenses under the Company's collaborative R&D agreement with Glaxo related to the Company's antisense program ($1.8 million in 1998 and $3.0 million in both 1997 and 1996). In June 1998, the agreement and the funding for the program were terminated, resulting in reduced revenue in 1998 as compared to 1997 and 1996.

    In 1998, Gilead and Isis entered into an agreement under which Gilead sold Isis the holdings of its antisense patent estate, including patents and patent applications covering antisense chemistry and antisense drug delivery systems. Under the terms of the agreement, Isis is required to pay Gilead a total of $6.0 million in four installments. The first $2.0 million was paid in December 1998, and the remaining $4.0 million is payable in three additional payments (one payment per year in 1999, 2000 and 2001). The total sale price of $6.0 million is included in contract revenue in 1998.

    During 1997, Gilead recognized a $10.0 million milestone payment under its collaborative agreement with Pharmacia & Upjohn following the marketing authorization for VISTIDE in the European Union, which is the only milestone payment provided for under that agreement. The Company also recognized as revenue a $10.0 million license fee from Pharmacia & Upjohn in 1996, the year the agreement went into effect.

COSTS AND EXPENSES

    Cost of product sales was $0.6 million, $1.2 million and $0.9 million for the years ended December 31, 1998, 1997 and 1996, respectively, and resulted from sales of VISTIDE. The Company's declining cost of sales corresponds to the decrease in net product sales.

    The Company's R&D expenses were $75.3 million for the year ended December 31, 1998, compared to $59.2 million for the year ended December 31, 1997. This 27% increase is primarily attributable to costs associated with the ongoing series of PREVEON Phase III clinical trials, as well as the expanded access program for patients with HIV infection, which commenced in the fourth quarter of 1997. PREVEON is an investigational reverse transcriptase inhibitor currently being studied to treat HIV. Increased R&D expenses also reflect costs associated with an additional product candidate that is advancing into later stage clinical trials (adefovir dipivoxil for the treatment of chronic hepatitis B infection). R&D expenses of $41.9 million in 1996 increased by 41% in 1997. The increase in 1997 as compared to 1996 is primarily attributable to costs associated with GS 4104 clinical trials, as well as PREVEON clinical trials and the commencement of the expanded access program for patients with HIV. The Company expects its R&D expenses to continue to increase significantly in 1999 over 1998 amounts, reflecting anticipated increased expenses related to clinical trials for several product candidates as well as related increases in staffing and manufacturing.

    Selling, general and administrative ("SG&A") expenses were $31.0 million in 1998 compared to $25.5 million in 1997, an increase of 22%. This increase represents costs incurred to expand sales, marketing and operational capacity in anticipation of the potential commercial launch of PREVEON and to support a greater level of R&D activities. SG&A expenses were $26.7 million during 1996, which is 5% greater than SG&A expense levels in 1997. The Company launched its first product, VISTIDE, in June 1996, and the level of expenses in that year is largely attributable to costs incurred to establish the Company's United States marketing and sales capabilities. As expected, these expenses were somewhat lower in 1997. The Company's selling, general and administrative expenses are expected to increase substantially during 1999, as Gilead continues to expand its sales and marketing capacity and increase support activities for its R&D efforts.

NET INTEREST INCOME

    The Company had net interest income of $18.3 million, $17.8 million and $14.3 million in 1998, 1997 and 1996, respectively. The increased level of net interest income in 1998 as compared to 1997 is primarily due to increased returns on the investment portfolio in 1998. Net interest income in 1997 exceeded the 1996 amount mainly due to the full-year benefit in 1997 of the investment of the proceeds from the Company's public offering of common stock in 1996 and a $40.0 million equity investment by Pharmacia & Upjohn in 1997. The Company expects net interest income to decline substantially in 1999 due to increased spending levels and the corresponding decreasing balances of invested cash.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments totaled $279.9 million at December 31, 1998, compared to $322.3 million at December 31, 1997. This $42.4 million decrease is primarily due to the net use of cash to fund operations. Significantly lesser amounts of cash were also used to purchase property and equipment and repay debt obligations. Such uses of cash were offset in part by cash received from exercises of employee stock options. During 1999, the Company expects that its balances of cash and cash equivalents and short-term investments will continue to decline substantially as R&D, SG&A and capital equipment spending levels increase.

    The Company believes that its existing capital resources, supplemented by net product sales, contract revenue and net royalty revenue, will be adequate to satisfy its capital needs for the foreseeable future. The Company's future capital requirements will depend on many factors, including the progress of the Company's R&D efforts, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of VISTIDE and any of the Company's products in development that receive marketing approval, levels of administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the expansion of sales and marketing capabilities, possible geographic expansion and the establishment of additional collaborative relationships with other companies.

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

    To date, Gilead has completed the education and inventory phases of the project, and estimates that 80% of software and hardware has completed the evaluation phase. Implementation of modifications or replacements and testing and validation are on schedule, and the Company anticipates that, for business-critical systems, all of these activities will be complete by the end of 1999.

    The Company has prioritized the implementation phase to first address software or hardware that affects product manufacturing, quality control and safety, employee safety, revenues or cash reserves. Two systems that have been identified as critical to Gilead's operations are software programs from JD Edwards, Inc. ("JDE") and Beckman-Coulter, Inc. ("Beckman"). The JDE system is an enterprise-wide program that tracks financial information, processes sales orders and monitors purchasing and manufacturing activities. During 1998, the Company upgraded the JDE system to a Year 2000 compliant version, which is presently operational. The Beckman system monitors and records laboratory data. The Beckman system upgrades are approximately 80% complete and are scheduled to be finished during the second quarter of 1999.

    To date, the Company has initiated evaluations of more than 90% of its critical third-party suppliers and business partners. The Company anticipates completing these evaluations by the second quarter of 1999, on a prioritized basis. Responses to Gilead's inquiries regarding Year 2000 compliance in many cases have been general and nonbinding. To date, substantially all respondents indicate that their Year 2000 compliance efforts are progressing on schedule, and that their computer systems either are or will be Year 2000-compliant at the appropriate time. A significant majority of these respondents are presently in the final testing phase of their Year 2000 compliance projects, and many of them indicate that they are concurrently developing contingency plans.

    Among the most critical third parties the Company relies on are the financial institutions that manage Gilead's cash and investments of approximately $280 million, the Company's stock transfer agent, contract manufacturers, contract research and laboratory organizations and the FDA. The Company intends to continue monitoring and evaluating these third parties to the extent practical through the end of 1999.

    Gilead anticipates that the total cost of its Year 2000 compliance efforts will not be material to its financial condition or results of operations. The current estimate for external costs of total compliance efforts is approximately $2.1 million, of which $1.1 million has been incurred to date. Of the amount incurred to date, $0.8 million has been expensed and the remainder has been capitalized. The $1.0 million of remaining costs includes $0.8 million of capitalizable costs, primarily computer hardware and software, and $0.2 million of costs to be charged to expense, primarily consulting fees. These external costs are included in Gilead's operating budget for 1999. However, this estimate does not include any costs to Gilead that may be associated with the failure of any third-party supplier or business partner to achieve Year 2000 compliance.

    The Company is also developing a series of contingency plans for certain of its critical applications. These plans involve, among other actions, manual solutions, increased inventories and modified staffing strategies. These contingency plans are expected to be finalized and ready for implementation, if necessary, before the end of 1999.

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

MARKET RISK

    The Company's portfolio of short-term investments creates an exposure to interest rate risk. Changes in interest rate levels affect the fair value of these financial instruments. A sensitivity analysis to measure potential losses in the fair value of Gilead's short-term investment portfolio arising from a change in interest rates indicates that a one percentage point increase in interest rates would have decreased the fair value of the short-term investment portfolio by approximately $2.7 million at December 31, 1998. A one percentage point decrease in interest rates at December 31, 1998 would have increased the fair value of the short-term investment portfolio by $2.7 million.

PROPOSED MERGER AGREEMENT

    On March 1, 1999, Gilead and NeXstar announced a definitive merger agreement providing for the acquisition by Gilead of all the outstanding common stock of NeXstar. The merger is structured as a tax-free, stock-for-stock transaction. The Company intends to account for this merger under the pooling-of-interests method. NeXstar, headquartered in Boulder, Colorado, is engaged in the discovery, development, manufacture and commercialization of products to treat serious and life-threatening illnesses. In addition to its Boulder headquarters, NeXstar maintains research, development and manufacturing facilities in San Dimas, California, and marketing subsidiaries worldwide. Under the terms of the merger agreement, NeXstar stockholders will receive between 0.3786 and 0.5000 of a share of Gilead common stock for each share of NeXstar common stock. The exact exchange ratio will be determined based on the trading range of Gilead common stock over a specified period prior to completion of the merger. The merger is subject to certain conditions, including approval of the stockholders of Gilead and NeXstar. The transaction is expected to be completed in mid-1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this item are set forth beginning at page 44 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

    The names of the directors in alphabetical order, and certain information about them as of March 18, 1999, are set forth below:

NAME                                       AGE                    POSITION WITH GILEAD/PRINCIPAL OCCUPATION
-------------------------------------      ---      ---------------------------------------------------------------------
Paul Berg............................          72   Cahill Professor, Department of Biochemistry, Stanford University
                                                      School of Medicine

Etienne F. Davignon..................          66   Chairman, Societe Generale de Belgique

James M. Denny, Sr.(1)(2)............          66   Managing Director, William Blair Capital Partners V

John C. Martin.......................          47   President and Chief Executive Officer

Gordon E. Moore(1)(2)................          70   Chairman Emeritus, Intel Corporation

Donald H. Rumsfeld(1)(2).............          66   Chairman of the Gilead Board of Directors

George P. Shultz(2)..................          78   Distinguished Fellow, Hoover Institution, Stanford University

------------------------

(1) Member of the compensation committee

(2) Member of the audit committee

    Dr. Berg joined the Gilead board of directors in April 1998. Dr. Berg is currently Cahill Professor in Cancer Research in the Department of Biochemistry at Stanford University School of Medicine, where he has been on the faculty since 1959. He has served as Director of the Stanford University Beckman Center for Molecular and Genetic Medicine since its founding in 1985. Dr. Berg is a director of Affymetrix, Inc. and Transgene, Inc. He is the founder and a scientific advisor to Schering-Plough's DNAX Research Institute. Dr. Berg also serves as a member of Gilead's Scientific Advisory Board. Dr. Berg received the Nobel Prize for Chemistry in 1980.

    Mr. Davignon joined the Gilead board of directors in September 1990. He has served as the Chairman of Societe Generale de Belgique, a diversified financial and industrial company, since 1985. Mr. Davignon served as the European Community's Commissioner for Industry and International Markets from 1977 to 1981, and as the EC's Vice President for Research, Industry and Energy Policies from 1981 to 1984. Mr. Davignon is a director of Fiat S.A., Compagnie de Suez, Minorco S.A. and a number of other European companies.

    Mr. Denny joined the Gilead board of directors in January 1996. Mr. Denny is a Managing Director of William Blair Capital Partners V and VI, private equity funds. Mr. Denny is a retired Vice Chairman of Sears, Roebuck & Co. As Vice Chairman, he had responsibility for Allstate Insurance Corporation, Coldwell Banker Real Estate Group and the corporate financial organization. Previously, he served as Executive Vice President and Chief Financial and Planning Officer of G.D. Searle & Co., as well as Chairman of Pearle Health Services, Inc., a Searle-affiliated company. He is a director of Allstate Corporation, Astra A.B., GATX Corporation and ChoicePoint, Inc. and is a Chairman of Northwestern Memorial Hospital.

    Dr. Martin is Gilead's President and Chief Executive Officer. Dr. Martin joined Gilead in October 1990 as Vice President for Research and Development, was appointed Chief Operating Officer in October 1995, and was appointed President and Chief Executive Officer and elected to the Gilead board of directors in April 1996. From 1984 to 1990 he was employed at Bristol-Myers Squibb, a pharmaceutical company, where he was Director of Antiviral Chemistry. Dr. Martin was employed at Syntex Corporation, a pharmaceutical company, from 1978 to 1984. Dr. Martin is the co-inventor of ganciclovir, a pharmaceutical now used for treatment of cytomegalovirus infection. He is currently the President of the International Society for Antiviral Research. Dr. Martin received his Ph.D. in organic chemistry from the University of Chicago.

    Dr. Moore joined the Gilead board of directors in January 1996, and served as a member of Gilead's Business Advisory Board from July 1991 until January 1996. Dr. Moore is a co-founder and Chairman Emeritus of Intel Corporation, where he previously served as Chairman, President and Chief Executive Officer. He also served as Director of Research and Development for the Fairchild Semiconductor Division of Fairchild Camera and Instrument Corporation. Dr. Moore is a director of Transamerica Corporation and is Chairman of the Board of Trustees at the California Institute of Technology. He received the National Medal of Technology in 1990.

    Mr. Rumsfeld joined the Gilead board of directors in July 1988 and was elected Chairman of the Board in January 1997. Mr. Rumsfeld has been in private business since August 1993. He served as the Chairman and Chief Executive Officer of General Instrument Corporation, a diversified electronics company, from 1990 to 1993, and was Chief Executive Officer of G.D. Searle & Co., a pharmaceutical company, from 1977 to 1985. Mr. Rumsfeld formerly served as Presidential Envoy to the Middle East, U.S. Secretary of Defense, White House Chief of Staff, U.S. Ambassador to NATO and a U.S. Congressman. Mr. Rumsfeld is a director of ABB AB, Gulfstream Aerospace Corp., RAND Corporation and Tribune Company. In 1977, Mr. Rumsfeld was awarded the Medal of Freedom, the nation's highest civilian award.

    Dr. Shultz joined the Gilead board of directors in January 1996. Dr. Shultz currently serves as Distinguished Fellow at the Hoover Institution and as a director of the Bechtel Group, Inc., AirTouch Communications and Gulfstream Aerospace Corporation. Dr. Shultz served as U.S. Secretary of State from 1982 to 1989 and earlier served as Secretary of Labor, Director of the Office of Management and Budget and Secretary of the Treasury. Previously, he served as Dean of the Graduate School of Business at the University of Chicago and as President of the Bechtel Group, Inc. In 1989, Dr. Shultz was awarded the Medal of Freedom, the nation's highest civilian honor.

EXECUTIVE OFFICERS

    The names of Gilead's executive officers who are not also directors of Gilead and certain information about each of them are set forth below:

    Jeffrey W. Bird, age 38, is Gilead's Senior Vice President, Business Operations. Dr. Bird joined Gilead in September 1988 and worked as Director of Scientific Programs and Research Scientist until March 1990. After completing his medical degree, he returned to Gilead in December 1991 as Director of Corporate Development, became Vice President of Corporate Development in March 1995 and was appointed Senior Vice President, Business Operations in January 1998, at which time he became an executive officer. Dr. Bird received his M.D. and Ph.D. degrees at Stanford University Medical School.

    Norbert W. Bischofberger, age 43, is Gilead's Senior Vice President, Research. Dr. Bischofberger joined Gilead in 1990 as Director of Organic Chemistry, became Vice President of Organic Chemistry in March 1993 and was named Vice President of Research in August 1995. Dr. Bischofberger was appointed Senior Vice President, Research in January 1998, at which time he became an executive officer. Prior to joining Gilead, Dr. Bischofberger worked in research at Genentech, Inc. from 1986 to 1990, most recently as Manager of DNA Synthesis. He received his B.S. in chemistry at the University of Innsbruck in Austria, and his Ph.D. in Organic Chemistry at the Eidgennossische Technische Hochschule
(ETH) in Zurich, Switzerland.

    Howard S. Jaffe, age 41, is Gilead's Senior Vice President, Drug Development. Dr. Jaffe joined Gilead in December 1991 as Vice President, Clinical Affairs, became Vice President and Chief Medical Officer in March 1995 and became Senior Vice President, Drug Development in August 1996. Dr. Jaffe is an assistant clinical professor and attending physician at the University of California, San Francisco. From 1986 until joining Gilead, he was employed by Genentech, Inc., most recently as Director of Clinical Research and Cytokine Project Team Leader. Dr. Jaffe received his M.D. from the Yale University School of Medicine and performed his residency and fellowship training at the University of California, San Francisco.

    Mark L. Perry, age 43, is Gilead's Senior Vice President, Chief Financial Officer and General Counsel. Mr. Perry joined Gilead in July 1994 as its Vice President and General Counsel and became Chief Financial Officer in May 1996. Mr. Perry was appointed Senior Vice President, Chief Financial Officer and General Counsel in January 1998. He has also served as Corporate Secretary since May 1994. From 1981 to 1994, Mr. Perry was with Cooley Godward LLP in San Francisco and Palo Alto, California. Cooley Godward serves as Gilead's primary outside counsel. Mr. Perry was an associate with Cooley Godward from 1981 to 1987, and a partner from 1987 to 1994. Mr. Perry received his J.D. from the University of California, Davis and is a member of the California bar.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires Gilead's directors and executive officers, and persons who own more than ten percent of a registered class of Gilead's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Gilead. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Gilead with copies of all Section 16(a) forms they file.

    To Gilead's knowledge, based solely on a review of the copies of such reports furnished to Gilead and written representations that no other reports were required, during 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were met.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Each non-employee director of Gilead receives a fee of $1,000 for each meeting attended. In the year ended December 31, 1998, the total compensation paid to current non-employee directors was $19,000. The members of the Gilead board of directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Gilead board of directors meetings in accordance with Gilead's policy.

    Each non-employee director of Gilead also receives stock option grants under the Directors' Option Plan. The Directors' Option Plan provides for non-discretionary grants of nonstatutory stock options to non-employee directors of Gilead, on an automatic basis pursuant to a pre-approved schedule. Options granted under the Directors' Option Plan are at prices not less than fair market value on the date of grant, become exercisable over a period of five years in equal quarterly installments at the rate of 5% per quarter and expire after ten years. Such vesting is conditioned upon continuous service as a non-employee director of or consultant to Gilead. The exercise price of options granted must be paid in cash or shares of common stock of Gilead at the time the option is exercised.

    Each non-employee director was granted as of January 2, 1996, or will be granted on the date he or she is first elected to be a non-employee director, an option to purchase 25,000 shares of Gilead common stock, the initial grant. Thereafter, on each anniversary date of a non-employee director's initial grant, such non-employee director shall automatically be granted an option to purchase 5,000 shares of Gilead common stock, the annual grant. A non-employee director who is also the Chairperson of the Gilead board of directors shall be granted an option to purchase an additional 20,000 shares of Gilead common stock at the time of his or her initial grant or later election as Chairperson, and an additional 4,000 shares of Gilead common stock at the time of his or her annual grant. Each non-employee director who also serves on a standing committee of the Gilead board of directors shall automatically be granted an option to purchase an additional 1,000 shares of Gilead common stock at the time of his or her initial grant, and an additional 1,000 shares of Gilead common stock at the time of his or her annual grant, for each such committee. Each non-employee director who serves on a standing committee and who is also the Chairperson of that committee shall automatically be granted an option to purchase an additional 2,000 shares of Gilead common stock at the time of his or her annual grant. No other options may be granted under the Directors' Option Plan.

    During 1998, Gilead granted options covering 66,000 shares (net of cancellations) to its current non-employee directors, at exercise prices ranging from $25.00 to $38.25 per share. Each option granted had an exercise price equal to fair market value on the date of grant.

    As of February 26, 1999, options to purchase a total of 305,000 shares of Gilead common stock were outstanding under the Directors' Option Plan.

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

    The following table shows, for the years ended December 31, 1998, 1997, and 1996, certain compensation awarded or paid to, or earned by, Gilead's Chief Executive Officer and its four other most highly compensated executive officers at December 31, 1998 (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG TERM
                                                                                                    COMPENSATION
                                                                           ANNUAL COMPENSATION     ---------------
                                                         FISCAL YEAR     ------------------------    SECURITIES
                                                            ENDED           SALARY                   UNDERLYING
NAME AND PRINCIPAL POSITION                              DECEMBER 31,       ($)(1)     BONUS ($)   OPTIONS (#)(2)
-----------------------------------------------------  ----------------  ------------  ----------  ---------------
John C. Martin.......................................        1998         $  354,375   $  150,000        65,000
President and Chief Executive                                1997         $  326,667   $  150,000        75,000
Officer                                                      1996         $  298,333   $  110,000        75,000

Jeffrey W. Bird......................................        1998         $  222,750   $  100,000        65,000
Senior Vice President,                                       1997         $  187,917   $  100,000        40,000
Business Operations                                          1996         $  150,417   $   30,000        20,000

Norbert W. Bischofberger.............................        1998         $  222,752   $  115,000        55,000
Senior Vice President,                                       1997         $  199,583   $   75,000        40,000
Research                                                     1996         $  179,167   $   50,000        30,000

Howard S. Jaffe......................................        1998         $  278,461   $  100,000        35,000
Senior Vice President,                                       1997         $  269,167   $  100,000        40,000
Drug Development                                             1996         $  250,417   $  100,000        65,000

Mark L. Perry........................................        1998         $  253,125   $  100,000        35,000
Senior Vice President,                                       1997         $  244,458   $   75,000        40,000
Chief Financial Officer and                                  1996         $  238,000   $   60,000        20,000
General Counsel

------------------------

(1) Includes amounts earned but deferred at the election of the named executive officer pursuant to Gilead's 401(k) employee savings and retirement plan. To date, Gilead has not made any matching contributions under such plan.

(2) Gilead has not granted any stock appreciation rights, has not made any long-term incentive plan awards and did not make any restricted stock grants to the named executive officers during the periods covered.

STOCK OPTION GRANTS AND EXERCISES

    As of February 26, 1999, options to purchase a total of 3,921,698 shares of common stock had been granted and remained outstanding under the 1991 Stock Option Plan, and options to purchase 842,530 shares of common stock remained available for grant thereunder. In addition, as of such date, options to purchase a total of 190,351 shares of common stock were outstanding under Gilead's 1987 Incentive Stock Option Plan and 1987 Supplemental Stock Option Plan and pursuant to certain option grants made outside of Gilead's option plans.

    Gilead grants both incentive stock options and nonstatutory stock options to its executive officers under the 1991 Stock Option Plan. The following tables show, for the year ended December 31, 1998, the last fiscal year, certain information regarding options granted to, exercised by, and held at year end by the named executive officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS                                 POTENTIAL REALIZABLE
                                    -------------------------------------------------               VALUE AT ASSUMED ANNUAL
                                       NUMBER OF                                                      RATES OF STOCK PRICE
                                      SECURITIES     % OF TOTAL OPTIONS   EXERCISE OR               APPRECIATION FOR OPTION
                                      UNDERLYING         GRANTED TO          BASE                           TERM(3)
                                    OPTIONS GRANTED  EMPLOYEES IN FISCAL     PRICE     EXPIRATION   ------------------------
NAME                                    (#)(1)             YEAR(2)          ($/SH.)       DATE        5% ($)      10% ($)
----------------------------------  ---------------  -------------------  -----------  -----------  ----------  ------------
John C. Martin....................        65,000               6.12%       $  22.875     07/22/08   $  935,096  $  2,369,633
Jeffrey W. Bird...................        30,000               2.82%       $  38.000     01/21/08   $  716,946  $  1,816,818
                                          35,000               3.29%       $  22.875     07/22/08   $  503,513  $  1,275,956
Norbert W. Bischofberger..........        20,000               1.88%       $  38.000     01/21/08   $  477,964  $  1,211,212
                                          35,000               3.29%       $  22.875     07/22/08   $  503,513  $  1,275,956
Howard S. Jaffe...................        35,000               3.29%       $  22.875     07/22/08   $  503,513  $  1,275,956
Mark L. Perry.....................        35,000               3.29%       $  22.875     07/22/08   $  503,513  $  1,275,956

------------------------

(1) The terms of such options, which include both incentive and nonstatutory stock options, are consistent with those of options granted to other employees under Gilead's 1991 Stock Option Plan. The options vest at the rate of 20% after one year and 5% per quarter thereafter during the optionee's employment. Subject to certain exceptions, the maximum term of options granted under the 1991 Stock Option Plan is ten years.

(2) Based on options to purchase 1,062,400 shares of Gilead common stock granted to employees, including executive officers, for the year ended December 31, 1998.

(3) The potential realizable value is based on the term of the option at the date of the grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term, and that the option is exercised and sold on the last day of the option term for the appreciated stock price. Actual gains, if any, are dependent on the actual future performance of Gilead common stock and the timing of exercise and sale transactions by the holder. There can be no assurance that the amounts reflected in this table, or that any gains, will be achieved.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                    NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                         SHARES        VALUE      OPTIONS AT 12/31/98 (#)         AT 12/31/98 ($)
                                       ACQUIRED ON    REALIZED   --------------------------  --------------------------
NAME                                  EXERCISE (#)     ($)(1)    EXERCISABLE/UNEXERCISABLE(2) EXERCISABLE/UNEXERCISABLE(3)
------------------------------------  -------------  ----------  --------------------------  --------------------------
John C. Martin......................       25,165    $  540,196         288,325/208,000       $   7,509,989/$3,378,875
Jeffery W. Bird.....................       15,832    $  587,141          59,097/120,600       $   1,631,730/$1,815,612
Norbert W. Bischofberger............        2,000    $   44,500          91,599/112,600       $   2,374,795/$1,776,613
Howard S. Jaffe.....................       42,735    $  886,837          76,065/132,200       $   1,745,509/$2,715,038
Mark L. Perry.......................       15,000    $  397,500          74,000/121,000       $   2,115,875/$1,991,937

------------------------

(1) Represents the fair market value of Gilead common stock on the date of exercise (based on the closing sales price reported on the Nasdaq Stock Market or the actual sales price if the shares were sold by the optionee) less the exercise price, and does not necessarily indicate that the shares were sold by the optionee.

(2) Includes both in-the-money and out-of-the-money options.

(3) Fair market value of Gilead common stock at December 31, 1998 ($41.0625, based on the closing sales price reported on the Nasdaq Stock Market), less the exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of Gilead common stock as of February 26, 1999 by: (1) each current director and nominee for director; (2) each named executive officer (as defined above in Item
11); (3) all executive officers and directors of Gilead as a group; and (4) all those known by Gilead to be beneficial owners of more than five percent of Gilead common stock and series B preferred stock on a combined basis.

                                                                                             BENEFICIAL OWNERSHIP(1)
                                                                                            -------------------------
                                                                                            NUMBER OF    PERCENT OF
BENEFICIAL OWNER                                                                              SHARES        TOTAL
------------------------------------------------------------------------------------------  ----------  -------------
Wellington Management Company, LLP(2) ....................................................   4,287,860         13.4%
75 State Street
Boston, MA 02109

T. Rowe Price Associates(3) ..............................................................   3,164,300          9.9%
100 East Pratt Street
Baltimore, MD 21202

Capital Research and Management Company(4) ...............................................   2,895,000          9.0%
333 South Hope Street
Los Angeles, CA 90025

Capital Guardian Trust Company and Capital International S.A.(5) .........................   1,895,000          5.9%
11100 Santa Monica Boulevard, Suite 1500
Los Angeles, CA 90025

John C. Martin(6).........................................................................     349,045          1.1%

Donald H. Rumsfeld(7).....................................................................     166,232        *

Norbert W. Bischofberger(8)...............................................................     112,153        *

Howard S. Jaffe(9)........................................................................      96,213        *

Mark L. Perry(10).........................................................................      94,548        *

Jeffrey W. Bird(11).......................................................................      79,043        *

James M. Denny, Sr.(12)...................................................................      53,524        *

Etienne F. Davignon(13)...................................................................      53,330        *

Gordon E. Moore(14).......................................................................      47,531        *

George P. Shultz(15)......................................................................      31,400        *

Paul Berg(16).............................................................................       5,200        *

All executive officers and directors as a group (11 persons)(17)..........................   1,088,219          3.4%

------------------------

   * Less than one percent

 (1) This table is based upon information supplied by Gilead's officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on

     30,884,298 shares of Gilead common stock and 1,133,786 shares of Gilead series B preferred stock outstanding on February 26, 1999, for a total of 32,018,084 outstanding shares, adjusted as required by rules promulgated by the SEC.

 (2) Based on a Schedule 13G filed with the Commission on January 24, 1999. The Wellington Management Company, LLP is a registered investment adviser. The Wellington Management Company in its capacity as investment adviser is considered a "beneficial owner" in the aggregate of 4,287,860 shares of Gilead common stock. Such shares are owned by numerous investment advisory clients of The Wellington Management Company, none of which is known to have beneficial ownership of more than 5% of that class of securities of Gilead. As of December 31, 1998 The Wellington Management Company had shared voting power with respect to 1,770,280 shares and shared dispositive power with respect to 4,228,860 shares.

 (3) Based on a Schedule 13G filed with the Commission on February 12, 1999. T. Rowe Price Associates, Inc., in its capacity as a registered investment adviser is considered a "beneficial owner" in the aggregate of 3,164,300 shares of Gilead common stock. Such shares are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. serves as investment adviser with power to direct investments and/or sole power to vote the shares. For purposes of the reporting requirements of the Securities and Exchange Act of 1934, T. Rowe Price Associates is deemed to be a beneficial owner of such shares; however, T. Rowe Price Associates expressly disclaims such beneficial ownership.

 (4) Based on a Schedule 13G filed with the Commission on February 8, 1999. The Capital Research and Management Company is a registered investment adviser that manages The American Funds Group of mutual funds. The Capital Research and Management Company in its capacity as investment adviser is considered a "beneficial owner" in the aggregate of 2,895,000 shares of Gilead common stock. Such shares are owned by accounts under the discretionary investment management of The Capital Research and Management Company. As of December 31, 1998, The Capital Research and Management Company had sole dispositive power with respect to 2,895,000 shares.

 (5) Based on a Schedule 13G filed with the Commission on February 8, 1999. The Capital Guardian Trust Company is a California state-chartered trust company that acts as investment manager to large institutional accounts (primarily pension funds). Capital International S.A. provides investment management services to institutional accounts. The Capital Guardian Trust Company and Capital International S.A., in their capacity as investment managers, are considered "beneficial owners" in the aggregate of 1,865,000 shares of Gilead common stock. Such shares are owned by accounts under the discretionary investment management of The Capital Guardian Trust Company and Capital International S.A. As of December 31, 1998, The Capital Guardian Trust Company had sole voting power with respect to 1,662,000 shares and sole dispositive power with respect to 1,865,000 shares and Capital International S.A. had sole voting and dispositive power with respect to 30,000 shares.

 (6) Includes 318,325 shares subject to stock options exercisable within 60 days.

 (7) Includes 39,889 shares held in a grantor annuity trust for which Mr. Rumsfeld is the donor and trustee and 37,000 shares subject to stock options exercisable within 60 days.

 (8) Includes 12,534 shares held in trust for which Dr. Bischofberger and his wife are trustees and 96,599 shares subject to stock options exercisable within 60 days.

 (9) Includes 13,548 shares held in trust for which Dr. Jaffe and his wife are trustees and 82,665 shares subject to stock options exercisable within 60 days.

 (10) Includes 500 shares held in account for Mr. Perry's minor child for which Mr. Perry is the custodian and 86,000 shares subject to stock options exercisable within 60 days.

 (11) Includes 72,597 shares subject to stock options exercisable within 60 days.

 (12) Includes 19,998 shares held by a partnership in which Mr. Denny is a managing partner, as to which Mr. Denny disclaims beneficial ownership. Also includes 7,426 shares held in partnership with Mr. Denny's wife and 26,100 shares subject to stock options exercisable within 60 days.

 (13) Includes 53,330 shares subject to stock options exercisable within 60 days.

 (14) Includes 30,866 shares subject to stock options exercisable within 60 days.

 (15) Includes 21,400 shares subject to stock options exercisable within 60 days.

 (16) Includes 5,200 shares subject to stock options exercisable within 60 days.

 (17) Includes 830,082 shares subject to stock options exercisable within 60 days. See notes (6) through (16) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In November 1990, Gilead entered into a Relocation Loan Agreement with John
C. Martin, currently Gilead's President and Chief Executive Officer. The principal amount of the loan is $100,000 with a term of ten years. The loan is non-interest bearing and 100% of the principal amount will be forgiven on a pro rata basis over years six through ten as long as Dr. Martin is still employed by Gilead. In the event Dr. Martin ceases to be employed by Gilead, the loan becomes interest-bearing and due within ninety days. The loan is secured by a deed of trust on Dr. Martin's residence. As of December 31, 1998, $40,000 was outstanding.

    In October 1994, Gilead entered into a Loan Agreement with Mark L. Perry, currently Gilead's Senior Vice President, Chief Financial Officer and General Counsel. The principal amount of the loan is $100,000 with a term of ten years. The loan is non-interest bearing and 50% of the principal amount will be forgiven on a pro rata basis over years six through ten as long as Mr. Perry is still employed by Gilead. In the event Mr. Perry ceases to be employed by Gilead, the loan becomes interest-bearing and due within sixty days. The loan is secured by a deed of trust on Mr. Perry's residence. As of December 31, 1998, the entire loan amount was outstanding.

    During 1998, Gilead paid an aggregate of $2,551,134 to Pharma Research Corporation, a contract research organization. James M. Denny, a member of Gilead's board of directors, is a managing director of William Blair Capital, LLC, which manages William Blair Capital Fund V, which owns a controlling interest (45% of the voting stock) in Pharma Research Corporation. Mr. Denny is not involved in the supervision of the operations of Pharma Research Corporation. Pharma Research Corporation provided services to Gilead prior to William Blair Capital's investment.

    Gilead has entered into indemnity agreements with all of its officers (including the named executive officers) and directors which provide, among other things, that Gilead will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of Gilead, and otherwise to the full extent permitted under Delaware law and Gilead's by-laws.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K:

    (1) All schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

    (2) Exhibits

   EXHIBIT       EXHIBIT
  FOOTNOTE       NUMBER     DESCRIPTION OF DOCUMENT
-------------  -----------  ----------------------------------------------------------------------------------------------
         (1)          3.1   Amended and Restated Certificate of Incorporation of the Registrant.
         (2)          3.2   Amended and Restated By-laws of the Registrant.
         (3)          3.3   Certificate of Amendment of Restated Certificate of Incorporation.
                      4.1   Reference is made to Exhibits 3.1, 3.2, and 3.3.
         (4)          4.2   Rights Agreement, dated as of November 21, 1994, between Registrant and First Interstate Bank, with exhibits.
         (4)          4.3   Form of letter sent to Gilead Sciences, Inc. stockholders, dated December 14, 1994.
         (3)         10.1   Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.
         (5)         10.3   Form of Employee Proprietary Information and Invention Agreement entered into between
                            Registrant and certain of its officers and key employees.
         (2)         10.4   Registrant's 1987 Incentive Stock Option Plan and related agreements.
         (2)         10.5   Registrant's 1987 Supplemental Stock Option Plan and related agreements.
        (13)         10.7   Registrant's Employee Stock Purchase Plan, as amended January 22, 1998.
        (13)         10.8   Registrant's 1991 Stock Option Plan, as amended January 22, 1998.
         (2)         10.15  Form of Non-Qualified Stock Option issued to certain executive officers and directors in 1991.
         (2)         10.16  Relocation Loan Agreement, dated as of November 1, 1990 among Registrant, John C. Martin and
                            Rosemary Martin.
         (2)         10.17  Vintage Park Research and Development Net Lease by and between Registrant and Vintage Park
                            Associates dated March 27, 1992 for premises located at 344B, 346 and 353 Lakeside Drive,
                            Foster City, California with related addendum, exhibits and amendments.
         (2)         10.21  Letter Agreement, dated as of September 23, 1991 between Registrant and IOCB/ REGA, with exhibits with certain confidential information deleted.
         (6)         10.23  Vintage Park Research and Development Net Lease by and between Registrant and Vintage Park
                            Associates dated September 16, 1993 for premises located at 335 Lakeside Drive, Foster City,
                            California with related exhibits.
         (7)         10.26  Amendment Agreement, dated October 25, 1993 between Registrant and IOCB/ REGA, and related license agreements and exhibits with certain confidential information deleted.
         (7)         10.28  Loan Agreement among Registrant and The Daiwa Bank, Limited dated May 17, 1994 with certain confidential information deleted.
         (8)         10.29  License and Supply agreement between Registrant and American Cyanamid Company dated August 1,
                            1994 with certain confidential information deleted.
         (4)         10.30  Loan Agreement, dated as of October 1, 1994 among Registrant and Mark L. Perry and Melanie P.
                            Pena.
                     10.33  Registrant's 1995 Non-Employee Directors' Stock Option Plan, as amended January 26, 1999, and related form of stock option grant.

   EXHIBIT       EXHIBIT
  FOOTNOTE       NUMBER     DESCRIPTION OF DOCUMENT
-------------  -----------  ----------------------------------------------------------------------------------------------
         (9)         10.34  Collaborative Research Agreement, dated as of March 25, 1996, by and between Registrant and
                            Glaxo Wellcome Inc. with certain confidential information deleted.
        (10)         10.36  Vintage Park Research and Development Lease by and between Registrant and WCB Sixteen Limited
                            Partnership dated June 24, 1996 for premises located at 333 Lakeside Drive, Foster City,
                            California.
        (10)         10.37  Amendment No. 1 to Vintage Park Research and Development Lease by and between Registrant and
                            WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 335 Lakeside
                            Drive, Foster City, California.
        (10)         10.38  Amendment No. 2 to Vintage Park Research and Development Lease by and between Registrant and
                            WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 344B, 346 and
                            353 Lakeside Drive, Foster City, California.
        (11)         10.40  License and Supply Agreement between Registrant and Pharmacia & Upjohn S.A. dated August 7,
                            1996 with certain confidential information deleted.
        (11)         10.41  Series B Preferred Stock Purchase Agreement between Registrant and Pharmacia & Upjohn S.A.
                            dated August 7, 1996.
        (11)         10.42  Development and License Agreement between Registrant and F. Hoffmann-La Roche Ltd and
                            Hoffmann-La Roche Inc dated September 27, 1996 with certain confidential information deleted.
        (12)         10.45  Amended and Restated Copromotion Agreement between Registrant and Roche Laboratories, Inc.
                            dated September 12, 1997 with certain confidential information deleted.
        (13)         10.46  Amendment No. 1 to Collaborative Research Agreement, dated as of December 22, 1997, between
                            Registrant and Glaxo Wellcome Inc.
                *    10.47  Patent Rights Purchase Agreement between Registrant and Isis Pharmaceuticals, Inc. dated
                            December 18, 1998.
                     10.48  Amendment No. 3 to Vintage Park Research and Development Lease by and between Registrant and
                            Spieker Properties, L.P. dated August 14, 1998 for premises located at 355 Lakeside Drive,
                            Foster City, California.
        (14)         10.49  Agreement and Plan of Merger dated February 28, 1999 by and among Registrant, Gazelle
                            Acquisition Sub, Inc. and NeXstar Pharmaceuticals, Inc.
        (14)         10.50  Share Option Agreement dated February 28, 1999 by and between Registrant and NeXstar
                            Pharmaceuticals, Inc.
        (14)         10.51  Form of Voting Agreement in connection with merger with NeXstar Pharmaceuticals, Inc.
                     23.1   Consent of Ernst & Young LLP, Independent Auditors. Reference is made to page 66.
                     24.1   Power of Attorney. Reference is made to page 64.
                     27.1   Financial Data Schedule.

------------------------

   * Registrant is applying for confidential treatment with respect to portions of this Exhibit.

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

 (13) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

 (14) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 9, 1999 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1998. On March 9, 1999, the Registrant filed a Current Report on Form 8-K regarding the proposed merger with NeXstar Pharmaceuticals, Inc.

                             GILEAD SCIENCES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                    CONTENTS

Report of Ernst & Young LLP, Independent Auditors......................................         45

Audited Consolidated Financial Statements

Consolidated Balance Sheets............................................................         46

Consolidated Statements of Operations..................................................         47

Consolidated Statement of Stockholders' Equity.........................................         48

Consolidated Statements of Cash Flows..................................................         49

Notes to Consolidated Financial Statements.............................................         50

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gilead Sciences, Inc.

    We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 21, 1999

                             GILEAD SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            DECEMBER 31,
                                                                        --------------------
                                                                          1998       1997
                                                                        ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................  $  32,475  $  31,990
  Short-term investments..............................................    247,464    290,308
  Other current assets................................................      8,371     17,960
                                                                        ---------  ---------
Total current assets..................................................    288,310    340,258

Property and equipment, net...........................................     10,182     10,313

Other assets..........................................................      4,368      1,498
                                                                        ---------  ---------
                                                                        $ 302,860  $ 352,069
                                                                        ---------  ---------
                                                                        ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................  $   3,422  $   3,303
  Accrued clinical and preclinical expenses...........................     11,925     12,989
  Other accrued liabilities...........................................     12,358      5,705
  Deferred revenue....................................................      3,275      9,541
  Current portion of long-term debt and equipment financing
    obligations.......................................................        770      1,853
                                                                        ---------  ---------
Total current liabilities.............................................     31,750     33,391

Non-current portion of long-term debt.................................        563      1,331

Commitments

Stockholders' equity:
  Preferred stock, par value $.001 per share, issuable in series;
    5,000,000 shares authorized; 1,133,786 shares of Series B
    convertible preferred issued and outstanding at December 31, 1998
    and 1997 (liquidation preference of $40,000)......................          1          1
  Common stock, par value $.001 per share; 60,000,000 shares authorized; 30,710,435 shares and 30,041,584 shares issued and
    outstanding at December 31, 1998 and 1997, respectively...........         31         30
  Additional paid-in capital..........................................    489,183    479,737
  Accumulated other comprehensive income..............................         43        344
  Deferred compensation...............................................       (157)      (286)
  Accumulated deficit.................................................   (218,554)  (162,479)
                                                                        ---------  ---------
Total stockholders' equity............................................    270,547    317,347
                                                                        ---------  ---------
                                                                        $ 302,860  $ 352,069
                                                                        ---------  ---------
                                                                        ---------  ---------

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Revenues:
  Product sales, net...........................................  $   6,074  $  11,735  $   8,477
  Contract revenue.............................................     24,198     27,413     24,910
  Royalty revenue, net.........................................      2,298        889         33
                                                                 ---------  ---------  ---------
Total revenues.................................................     32,570     40,037     33,420
                                                                 ---------  ---------  ---------
Costs and expenses:
  Cost of product sales........................................        594      1,167        910
  Research and development.....................................     75,298     59,162     41,881
  Selling, general and administrative..........................     31,003     25,472     26,692
                                                                 ---------  ---------  ---------
Total costs and expenses.......................................    106,895     85,801     69,483
                                                                 ---------  ---------  ---------
Loss from operations...........................................    (74,325)   (45,764)   (36,063)

Interest income................................................     18,442     18,260     15,042
Interest expense...............................................       (192)      (489)      (711)
                                                                 ---------  ---------  ---------
Net loss.......................................................  $ (56,075) $ (27,993) $ (21,732)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
Basic and diluted loss per common share........................  $   (1.85) $   (0.95) $   (0.78)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
Common shares used to calculate basic and diluted loss per
  common share.................................................     30,363     29,326     27,786
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

                             See accompanying notes

                             GILEAD SCIENCES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  ADDITIONAL   ACCUMULATED OTHER
                                      PREFERRED                     PAID-IN      COMPREHENSIVE       DEFERRED      ACCUMULATED
                                        STOCK      COMMON STOCK     CAPITAL         INCOME         COMPENSATION      DEFICIT
                                    -------------  -------------  -----------  -----------------  ---------------  ------------
Balance at December 31, 1995......    $      --      $      24     $ 265,460       $     167         $  (1,398)     $ (112,754)
  Net Loss........................           --             --            --              --                --         (21,732)
  Unrealized loss on
    available-for-sale short-term
    investments, net..............           --             --            --             (78)               --              --
    Comprehensive loss............           --             --            --              --                --              --
  Issuance of 500,853 shares of
    common stock upon the exercise
    of stock options..............           --              1         3,077              --                --              --
  Issuance of 181,590 shares of
    common stock pursuant to the
    employee stock purchase
    plan..........................           --             --         1,856              --                --              --
  Issuance of 4,305,844 shares of
    common stock at $37.75 per
    share (net of issuance costs
    of $7,063)....................           --              4       155,478              --                --              --
  Compensation related to
    accelerated vesting on stock
    options.......................           --             --           706              --                --              --
  Amortization of deferred
    compensation..................           --             --            --              --               849              --
                                            ---            ---    -----------            ---           -------     ------------
Balance at December 31, 1996......    $      --      $      29     $ 426,577       $      89         $    (549)     $ (134,486)
  Net Loss........................           --             --            --              --                --         (27,993)
  Unrealized gain on
    available-for-sale short-term
    investments, net..............           --             --            --             255                --              --
    Comprehensive loss............           --             --            --              --                --              --
  Issuance of 1,190,541 shares of
    common stock upon the exercise
    of stock options..............           --              1        11,243              --                --              --
  Issuance of 92,878 shares of
    common stock pursuant to the
    employee stock purchase
    plan..........................           --             --         1,918              --                --              --
  Issuance of 1,133,786 shares of
    preferred stock...............            1             --        39,999              --                --              --
  Amortization of deferred
    compensation..................           --             --            --              --               263              --
                                            ---            ---    -----------            ---           -------     ------------
Balance at December 31, 1997......    $       1      $      30     $ 479,737       $     344         $    (286)     $ (162,479)
  Net Loss........................           --             --            --              --                --         (56,075)
  Unrealized loss on
    available-for-sale short-term
    investments, net..............           --             --            --            (301)               --              --
    Comprehensive loss............           --             --            --              --                --              --
  Issuance of 568,969 shares of
    common stock upon the exercise
    of stock options..............           --              1         6,859              --                --              --
  Issuance of 99,882 shares of
    common stock pursuant to the
    employee stock purchase
    plan..........................           --             --         2,153              --                --              --
  Amortization of deferred
    compensation..................           --             --            --              --               129              --
  Amounts recognized under
    compensatory stock
    transactions..................           --             --           434              --                --              --
                                            ---            ---    -----------            ---           -------     ------------
Balance at December 31, 1998......    $       1      $      31     $ 489,183       $      43         $    (157)     $ (218,554)
                                            ---            ---    -----------            ---           -------     ------------
                                            ---            ---    -----------            ---           -------     ------------

                                        TOTAL
                                    STOCKHOLDERS'
                                       EQUITY
                                    -------------
Balance at December 31, 1995......    $ 151,499
                                    -------------
  Net Loss........................      (21,732)
  Unrealized loss on
    available-for-sale short-term
    investments, net..............          (78)
                                    -------------
    Comprehensive loss............      (21,810)
                                    -------------
  Issuance of 500,853 shares of
    common stock upon the exercise
    of stock options..............        3,078
  Issuance of 181,590 shares of
    common stock pursuant to the
    employee stock purchase
    plan..........................        1,856
  Issuance of 4,305,844 shares of
    common stock at $37.75 per
    share (net of issuance costs
    of $7,063)....................      155,482
  Compensation related to
    accelerated vesting on stock
    options.......................          706
  Amortization of deferred
    compensation..................          849
                                    -------------
Balance at December 31, 1996......    $ 291,660
                                    -------------
  Net Loss........................      (27,993)
  Unrealized gain on
    available-for-sale short-term
    investments, net..............          255
                                    -------------
    Comprehensive loss............      (27,738)
                                    -------------
  Issuance of 1,190,541 shares of
    common stock upon the exercise
    of stock options..............       11,244
  Issuance of 92,878 shares of
    common stock pursuant to the
    employee stock purchase
    plan..........................        1,918
  Issuance of 1,133,786 shares of
    preferred stock...............       40,000
  Amortization of deferred
    compensation..................          263
                                    -------------
Balance at December 31, 1997......    $ 317,347
                                    -------------
  Net Loss........................      (56,075)
  Unrealized loss on
    available-for-sale short-term
    investments, net..............         (301)
                                    -------------
    Comprehensive loss............      (56,376)
                                    -------------
  Issuance of 568,969 shares of
    common stock upon the exercise
    of stock options..............        6,860
  Issuance of 99,882 shares of
    common stock pursuant to the
    employee stock purchase
    plan..........................        2,153
  Amortization of deferred
    compensation..................          129
  Amounts recognized under
    compensatory stock
    transactions..................          434
                                    -------------
Balance at December 31, 1998......    $ 270,547
                                    -------------
                                    -------------

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997       1996
                                                              ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (56,075) $ (27,993) $ (21,732)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization...........................      2,757      2,983      3,773
    Stock plan compensation expense.........................        434         --        706
    Changes in assets and liabilities:
      Other current assets..................................      9,589    (13,670)    (2,732)
      Other assets..........................................     (2,870)      (250)      (175)
      Accounts payable......................................        119        802         89
      Accrued clinical and preclinical expenses.............     (1,064)     7,982      1,084
      Other accrued liabilities.............................      6,653      1,272      2,204
      Deferred revenue......................................     (6,266)     9,014        319
                                                              ---------  ---------  ---------
        Total adjustments...................................      9,352      8,133      5,268
                                                              ---------  ---------  ---------
Net cash used in operating activities.......................    (46,723)   (19,860)   (16,464)
                                                              ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................   (486,067)  (410,997)  (437,627)
  Sales of short-term investments...........................    390,251    196,515    248,552
  Maturities of short-term investments......................    138,359     88,408    153,257
  Capital expenditures......................................     (2,497)    (3,861)    (3,727)
                                                              ---------  ---------  ---------
Net cash provided by (used in) investing activities.........     40,046   (129,935)   (39,545)
                                                              ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of financing obligations and long-term debt......     (1,851)    (3,361)    (2,843)
  Proceeds from issuance of long-term debt..................         --         --      3,000
  Proceeds from issuance of preferred stock.................         --     40,000         --
  Proceeds from issuances of common stock...................      9,013     13,162    160,416
                                                              ---------  ---------  ---------
Net cash provided by financing activities...................      7,162     49,801    160,573
                                                              ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents........        485    (99,994)   104,564
Cash and cash equivalents at beginning of year..............     31,990    131,984     27,420
                                                              ---------  ---------  ---------
Cash and cash equivalents at end of year....................  $  32,475  $  31,990  $ 131,984
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid...............................................  $     202  $     509  $     731
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

    Gilead Sciences, Inc. (the "Company" or "Gilead") was incorporated in the State of Delaware on June 22, 1987. All of the Company's operations are located in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Gilead Sciences Limited, which was formed under the laws of the United Kingdom in November 1995. To date, the subsidiary has been inactive and has no material assets or liabilities.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BUSINESS SEGMENTS

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which addresses how public business enterprises must report information about operating segments. For a number of years, the Company has been primarily engaged in the discovery, development and marketing of a new class of human therapeutics based on nucleotides. VISTIDE-Registered Trademark- (cidofovir injection), a drug for the treatment of cytomegalovirus ("CMV") retinitis in patients with AIDS, received marketing clearance from the FDA in June 1996 and is the Company's first commercially available product. Gilead sells this product in the United States through major drug wholesalers and it is currently the Company's only source of product sales revenue. At the present time, the Company is organized and managed along functional lines.

    Gilead also derives revenue from contracts, including reimbursement of research and development ("R&D") costs and the sale of patent rights, and from royalties. During 1998, Gilead recognized royalty revenue from sales of VISTIDE outside the United States by Pharmacia & Upjohn S.A. ("P&U"), and from the co-promotion with Roche Laboratories Inc. ("Roche Labs") of Roferon-A-Registered Trademark- (Interferon alfa-2a, recombinant) for the treatment of chronic hepatitis C infection in the United States. The amounts, sources and nature of the Company's contract and royalty revenues are described in more detail in Note 3.

REVENUE RECOGNITION

    The Company recognizes product sales revenue at the time product is shipped. Provisions are made for estimated product returns, cash discounts and government discounts and rebates. Contract revenue recognized under the Company's collaborative R&D agreements, license and supply agreements and patent rights purchase agreement is recorded as earned based upon the performance requirements of the contract. Payments received in advance under these agreements are recorded as deferred revenue until earned. Royalty revenue is recognized when received, which is generally in the quarter following that in which the corresponding sales occur.

STOCK-BASED COMPENSATION

    In accordance with the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock option plans. Under APB No. 25, if the exercise price of the Company's employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. See Note 7 for pro forma disclosures of stock-based compensation pursuant to SFAS No. 123.

BASIC AND DILUTED LOSS PER COMMON SHARE

    For all periods presented, both basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding during the period. Convertible preferred stock and stock options could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted loss per share as their effect is antidilutive for the periods presented.

CASH EQUIVALENTS

    The Company considers highly liquid investments with insignificant interest rate risk and a remaining maturity of three months or less at the purchase date to be cash equivalents.

SECURITIES AVAILABLE-FOR-SALE

    Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's debt securities are classified as available-for-sale and carried at estimated fair values in cash equivalents and short-term investments. At December 31, 1998, cash and cash equivalents includes $30.5 million of securities designated as available-for-sale ($28.5 million at December 31, 1997). Fair values of available-for-sale securities are based on prices obtained from commercial pricing services. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity. Interest income includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method.

CONCENTRATIONS OF CREDIT RISK

    Cash and cash equivalents and short-term investments are the financial instruments that primarily subject the Company to credit risk. By policy, the Company limits amounts invested in securities by maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. Gilead is not exposed to any significant concentrations of credit risk.

ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS

    Trade receivables, net of allowances for returns, discounts, rebates and bad debts, are reported on the consolidated balance sheet in other current assets. At December 31, 1997, other current assets includes reimbursable R&D expenses and a milestone payment totaling approximately $12.4 million due from F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche, Inc. (collectively, "Roche"). For additional information, refer to Note 3.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of the following (in thousands):

                                                              DECEMBER 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Equipment subject to financing obligations..............  $      34  $   2,732
Laboratory equipment....................................      7,037      5,571
Office furniture and equipment..........................      2,863      2,019
Computer equipment......................................      3,685      2,062
Capitalized software....................................      1,422        956
Leasehold improvements..................................     12,797     12,583
                                                          ---------  ---------
                                                             27,838     25,923
Less accumulated depreciation and amortization..........    (17,656)   (15,610)
                                                          ---------  ---------
                                                          $  10,182  $  10,313
                                                          ---------  ---------
                                                          ---------  ---------

    Property and equipment are depreciated on a straight-line basis over their estimated useful lives, as follows:

                                                                   ESTIMATED USEFUL LIFE (IN
DESCRIPTION                                                                 YEARS)
---------------------------------------------------------------  -----------------------------
Laboratory equipment...........................................               4-8
Office furniture and equipment.................................                6
Computer equipment.............................................               2-3
Capitalized software...........................................                3

    Leasehold improvements and equipment subject to financing obligations are amortized on a straight-line basis over the shorter of the estimated useful life of the item or the term of the related lease or borrowing.

OTHER ACCRUED LIABILITIES

    Other accrued liabilities are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1998       1997
                                                             ---------  ---------
Accrued compensation.......................................  $   2,251  $   1,833
Accrued Medicaid rebates...................................      1,705      1,881
Estimated liability to Roche (Note 3)......................      5,000         --
Other......................................................      3,402      1,991
                                                             ---------  ---------
                                                             $  12,358  $   5,705
                                                             ---------  ---------
                                                             ---------  ---------

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FOREIGN CURRENCY INSTRUMENTS

    The Company periodically enters into foreign exchange forward contracts with financial institutions in accordance with its foreign exchange risk management policy to hedge the currency exchange risk associated with certain firmly committed purchase transactions. In general, these contracts do not expose the Company to market risk because gains and losses on the contracts offset gains and losses on the transactions being hedged. The Company's exposure to credit risk from these contracts is a function of changes in interest and currency exchange rates and, therefore, varies over time. Gilead limits its risk that counterparties to these contracts may be unable to perform by transacting only with major U.S. banks. The Company also limits its risk of loss by entering into contracts that provide for net settlement at maturity. Therefore, the Company's overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized and unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default.

    Gains and losses on these contracts are deferred and reported as a component of the related transaction in the period in which it occurs. At both December 31, 1998 and 1997, the Company's outstanding forward foreign exchange contracts and their fair values were immaterial.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999. Under Gilead's existing derivatives activity levels and hedging strategies, the adoption of SFAS No. 133 would not have a significant impact on the Company's present financial accounting and reporting practices.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the 1998 presentation.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

2. INVESTMENTS

    The following is a summary of available-for-sale securities (in thousands):

                                                               GROSS         GROSS
                                               AMORTIZED    UNREALIZED    UNREALIZED   ESTIMATED
                                                  COST         GAINS        LOSSES     FAIR VALUE
                                               ----------  -------------  -----------  ----------
DECEMBER 31, 1998
U.S. treasury securities and obligations of
  U.S. government agencies...................  $   78,703    $      62     $    (123)  $   78,642
Certificates of deposit......................      38,058           65           (11)      38,112
Corporate debt securities....................      34,676          152           (18)      34,810
Asset-backed securities......................      89,565          101          (185)      89,481
Other debt securities........................      36,984           --            --       36,984
                                               ----------        -----         -----   ----------
  Total......................................  $  277,986    $     380     $    (337)  $  278,029
                                               ----------        -----         -----   ----------
                                               ----------        -----         -----   ----------
DECEMBER 31, 1997
U.S. treasury securities and obligations of
  U.S. government agencies...................  $   35,615    $      55     $      (6)  $   35,664
Certificates of deposit......................      65,485           20            (2)      65,503
Corporate debt securities....................      78,054          192            (1)      78,245
Asset-backed securities......................     118,362          121           (35)     118,448
Other debt securities........................      20,965           --            --       20,965
                                               ----------        -----         -----   ----------
  Total......................................  $  318,481    $     388     $     (44)  $  318,825
                                               ----------        -----         -----   ----------
                                               ----------        -----         -----   ----------

    The following table presents certain information related to sales of available-for-sales securities (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
Proceeds from sales...........................  $ 390,251  $ 196,515  $ 248,552
Gross realized gains on sales.................  $   1,127  $     225  $     451
Gross realized losses on sales................  $     654  $     142  $      65

    At both December 31, 1998 and 1997, neither the contractual maturities of the debt securities (excluding asset-backed securities) nor the estimated maturities of the asset-backed securities exceed three years. Under the Company's investment policy, it may enter into repurchase agreements ("repos") with major banks and authorized dealers provided that such repos are collateralized by U.S. government securities with a fair value of at least 102 percent of the fair value of securities sold.

3. CONTRACT REVENUE AND ROYALTIES

PHARMACIA & UPJOHN

    In August 1996, the Company and P&U entered into a License and Supply Agreement ("P&U Agreement") to market VISTIDE in all countries outside the United States. Under the terms of the P&U Agreement, P&U paid Gilead an initial license fee of $10.0 million. During the second quarter of 1997, VISTIDE was approved for marketing in the European Union by the European Commission, which

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

3. CONTRACT REVENUE AND ROYALTIES (CONTINUED) triggered an additional cash milestone payment of $10.0 million by P&U to the Company. Also as a result of achieving this milestone, in the second quarter of 1997 the Company issued and P&U purchased 1,133,786 shares of Series B Convertible Preferred Stock for approximately $40.0 million, or $35.28 per share. For additional information about the preferred stock, refer to Note 7.

    Under the terms of the P&U Agreement and related agreements covering expanded access programs for VISTIDE outside of the United States, the Company supplies to P&U either the bulk drug substance used to manufacture VISTIDE or the finished VISTIDE product ("Product"). Gilead is entitled to receive a royalty based upon P&U's sale of Product. It receives a portion of the royalty upon shipping either bulk drug substance or Product to P&U, and the remainder upon P&U's sale of Product to third parties. Any royalties that Gilead receives before Product is sold to third parties are recorded as deferred revenue until such third-party sales occur. At December 31, 1998, the Company has recorded on its balance sheet approximately $3.3 million of P&U deferred revenue ($2.1 million at December 31, 1997).

HOFFMANN-LA ROCHE

    In September 1996, Gilead and Roche entered into a collaboration agreement ("Roche Agreement") to develop and commercialize therapies to treat and prevent viral influenza. Under the Roche Agreement, Roche received exclusive worldwide rights to Gilead's proprietary influenza neuraminidase inhibitors. In October 1996, Roche made an initial license fee payment to Gilead of $10.3 million, which the Company reported as contract revenue. Upon achieving certain developmental milestones, in both the second and fourth quarters of 1997, Gilead earned cash payments of $3.0 million per quarter, for a total of $6.0 million. Gilead is entitled to additional cash payments of up to $34.0 million upon achieving additional developmental and regulatory milestones. If any commercial products are developed under the collaboration, Roche will pay Gilead royalties based on net product sales.

    Under the Roche Agreement, Roche reimburses the Company for its related R&D costs under this program by funding such costs quarterly and generally in advance, based on an annual budget. Reimbursements are included in contract revenue as the Company incurs the related R&D costs. Amounts incurred by the Company in excess of amounts funded may also be reimbursed, subject to Roche's approval. In this event, revenue is not recognized until such approval has been obtained. Conversely, if amounts funded by Roche exceed the Company's related R&D costs, the Company may be required to repay such excess funding to Roche.

    For the years ended December 31, 1998, 1997 and 1996, the Company recorded approximately $16.4 million, $8.2 million and $1.1 million, respectively, of R&D reimbursement revenue related to the Roche Agreement, which is reported as contract revenue in the accompanying consolidated statements of operations. The $16.4 million recorded as revenue during 1998 includes $5.2 million attributable to R&D expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement in 1998. Except for this $5.2 million, R&D costs related to the Roche Agreement approximate the reimbursement revenue in each year presented and are included in R&D expenses.

    At December 31, 1998, the Company has recorded an accrued liability of $5.0 million, which represents 1998 R&D funding from Roche in excess of actual 1998 R&D costs. The Company and Roche are in the process of finalizing the 1999 budget and, as a result, the Company has not yet received funding

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

3. CONTRACT REVENUE AND ROYALTIES (CONTINUED) for estimated 1999 R&D spending under the Roche Agreement. At December 31, 1997, deferred revenue includes $7.2 million, representing Roche's advance reimbursement of budgeted R&D costs for the first quarter of 1998.

    In September 1996, Gilead and Roche Labs entered into an agreement to co-promote Roche's Roferon-A for the treatment of chronic hepatitis C infection in the United States. Roche paid Gilead a $0.2 million one-time fee in 1996 in connection with the signing of this agreement. Beginning in 1997, Roche was required to pay Gilead a royalty based on the net product sales. The Company recognizes these royalties when received. During 1998, Gilead received $0.6 million, which is reported as royalty revenue. This co-promotion agreement concluded at the end of 1998. While the Company expects to receive transition payments under the agreement in 1999, such amounts are not expected to be significant.

GLAXO WELLCOME

    In July 1990, the Company entered into a collaborative research agreement with Glaxo Wellcome Inc. ("Glaxo"). Concurrent with the signing of the agreement, Glaxo made an $8.0 million equity investment in the Company and holds 889,911 shares (approximately 2.8%) of the Company's outstanding common stock at December 31, 1998. Under the terms of the Glaxo agreement, as amended over time, the Company received $1.8 million in 1998, and $3.0 million in both 1997 and 1996, to fund research, which is reported as contract revenue in the accompanying consolidated statements of operations. The R&D costs reimbursed by Glaxo approximate the related revenue and are included in R&D expense. This agreement and the related funding were terminated in June 1998.

BAUSCH & LOMB

    In August 1994, the Company entered into a license and supply agreement with Bausch & Lomb Incorporated (formerly Storz Instrument Company, a subsidiary of American Home Products Corporation), to develop and market an eyedrop formulation of cidofovir for the potential treatment of topical ophthalmic viruses. The Company received a $0.3 million annual fee under this agreement in each of the years ended December 31, 1997 and 1996, which is reported as contract revenue. The Company also may be entitled to receive milestone payments and future royalties on product sales under the agreement.

ISIS PHARMACEUTICALS

    In December 1998, Gilead and Isis Pharmaceuticals, Inc. ("Isis") entered into an agreement under which Gilead sold Isis its antisense patent estate, including patents and patent applications covering antisense chemistry and antisense drug delivery systems. Under the terms of the agreement, Isis is required to pay Gilead a total of $6.0 million in four installments. The first $2.0 million was paid in December 1998, and the remaining $4.0 million is payable in three additional payments (one payment of $1.0 million in both 1999 and 2000, and one payment of $2.0 million in 2001). The total sale price of $6.0 million is included in contract revenue in the Company's consolidated statement of operations for the year ended December 31, 1998.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

4. LONG-TERM DEBT

    In October 1996, the Company entered into an unsecured $3.0 million term loan to finance its office and R&D facilities expansion. The four-year loan requires quarterly principal payments of $0.2 million, plus applicable interest, commencing October 1, 1996. The interest rate was fixed at 6.9 percent for the first year of the loan, and resets periodically thereafter based on applicable LIBOR rates. At December 31, 1998, the total debt outstanding is approximately $1.3 million, the current portion outstanding is $0.8 million and the book value of the debt approximates its fair value.

    The terms of the debt require the Company to comply with certain financial and operating covenants. At December 31, 1998, the Company was in compliance with all such covenants.

5. COMMITMENTS

    The Company leases its facilities pursuant to operating leases that have expiration dates in March 2006, with two five-year renewal options. Rent expense net of sublease income under these leases totaled approximately $2.2 million, $2.3 million and $2.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    At December 31, 1998, the aggregate noncancelable future minimum payments under the operating leases, net of aggregate future minimum rentals to be received by the Company under noncancelable subleases, are as follows (in thousands):

Year ending December 31:
  1999.............................................................  $   2,825
  2000.............................................................      2,992
  2001.............................................................      3,106
  2002.............................................................      3,224
  2003.............................................................      3,347
Thereafter.........................................................      8,005
                                                                     ---------
                                                                     $  23,499
                                                                     ---------
                                                                     ---------

    The Company has in place a letter of credit agreement from a bank, which secures the aggregate future payments under one of its facilities leases. At December 31, 1998, a total of $0.5 million was secured under this letter of credit arrangement.

                             GILEAD SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

6. COMPREHENSIVE INCOME

    On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes new requirements for reporting and displaying comprehensive income (loss) and its components. The adoption of SFAS No. 130 has no impact on the Company's net loss or total stockholders' equity. This new accounting standard requires net unrealized gains or losses on the Company's available-for-sale securities to be reported as accumulated other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

    The following reclassification adjustments are required to avoid double-counting net realized gains on sales of securities that were previously included in comprehensive income prior to the sales of the securities (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1998       1997       1996
                                                         ---------  ---------  ---------
Net gains on sales of securities included in interest
  income...............................................  $     473  $      83  $     386
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------
Other comprehensive income:
  Net unrealized gain arising during the year..........  $     172  $     338  $     308
  Reclassification adjustment..........................       (473)       (83)      (386)
                                                         ---------  ---------  ---------
    Net unrealized gain (loss) reported in other
      comprehensive income.............................  $    (301) $     255  $     (78)
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------

7. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    The Company has 5,000,000 shares of authorized preferred stock issuable in series. The Company's Board of Directors is authorized to determine the designation, powers, preferences and rights of any such series. The Company has reserved 400,000 shares of preferred stock for potential issuance under the Preferred Share Purchase Rights Plan.

    In June 1997, the Company issued 1,133,786 shares of Series B Convertible Preferred Stock to P&U for approximately $40.0 million, or $35.28 per share. Each preferred share is convertible at the option of the holder into one share of common stock at any time, and each has a liquidation value equal to its purchase price. The Series B Preferred Stock has substantially the same voting rights as the Company's common stock. Dividends are noncumulative and payable at the rate of 5 percent of the original issue price per year only when, as and if declared by the Company's Board of Directors. No dividends have been declared or paid on the Series B Convertible Preferred Stock.

EMPLOYEE STOCK PURCHASE PLAN

    Under the Company's Employee Stock Purchase Plan ("ESPP"), employees can purchase shares of the Company's common stock based on a percentage of their compensation. The purchase price per share must equal at least the lower of 85 percent of the market value on the date offered or the date purchased. A total of 1,250,000 shares of common stock are reserved for issuance under the ESPP. As of December 31, 1998, 794,049 shares had been issued under the ESPP (694,167 shares as of December 31, 1997).

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

7. STOCKHOLDERS' EQUITY (CONTINUED)
    Emerging Issues Task Force ("EITF") Issue No. 97-12, ACCOUNTING FOR INCREASED SHARE AUTHORIZATIONS IN AN IRS SECTION 423 EMPLOYEE STOCK PURCHASE PLAN UNDER APB OPINION NO. 25, provides that new shares authorized under existing Section 423 employee stock purchase plans may give rise to compensation expense under circumstances specified in that accounting standard. During 1998, the Company recognized compensation expense of $0.4 million related to an ESPP share authorization approved in 1998 in accordance with the provisions of EITF Issue No. 97-12. In future years, the Company will not be required to recognize additional compensation expense related to the 1998 share authorization.

STOCK OPTION PLANS

    In December 1987, the Company adopted the 1987 Incentive Stock Option Plan and the Supplemental Stock Option Plan for issuance of common stock to employees, consultants and scientific advisors. In April 1991, the Company's Board of Directors approved the granting of certain additional nonqualified stock options with terms and conditions substantially similar to those granted under the 1987 Supplemental Stock Option Plan. At the grant date, none of the options described above had exercise prices that were less than the fair value of the underlying stock on that date. The options vest over five years pursuant to a formula determined by the Company's Board of Directors and expire after ten years. No shares are available for grant of future options under any of these plans.

    In November 1991, the Company adopted the 1991 Stock Option Plan ("1991 Plan") for issuance of common stock to employees and consultants. Options issued under the 1991 Plan shall, at the discretion of the Company's Board of Directors, be either incentive stock options or nonqualified stock options. In May 1998, the 1991 Plan was amended such that the exercise price of all stock options must be at least equal to the fair value of the Company's common stock on the date of grant. The options vest over five years pursuant to a formula determined by the Company's Board of Directors and expire after ten years. At December 31, 1998, 958,380 shares were available for grant of future options.

    In November 1995, the Company adopted the 1995 Non-Employee Directors' Stock Option Plan ("Directors' Plan") for issuance of common stock to non-employee Directors pursuant to a predetermined formula. The exercise price of options granted under the Directors' Plan must be at least equal to the fair value of the Company's common stock on the date of grant. The options vest over five years from the date of grant in quarterly 5 percent installments and expire after ten years. At December 31, 1998, 85,000 shares were available for grant of future options under the Directors' Plan.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

7. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes activity under all stock option plans for each of the three years in the period ended December 31, 1998. All option grants presented in the table had exercise prices not less than the fair value of the underlying stock on the grant date (shares in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                                  1998                     1997                     1996
                                                        ------------------------  ----------------------  ------------------------
                                                                      WEIGHTED                WEIGHTED                  WEIGHTED
                                                                       AVERAGE                 AVERAGE                   AVERAGE
                                                                      EXERCISE                EXERCISE                  EXERCISE
                                                          SHARES        PRICE      SHARES       PRICE       SHARES        PRICE
                                                        -----------  -----------  ---------  -----------  -----------  -----------
Outstanding, beginning of year........................       4,117    $   19.39       4,651   $   14.96        4,144    $   10.55
  Granted.............................................       1,128        27.69         923       29.21        1,239        25.89
  Forfeited...........................................        (241)       27.11        (266)      20.51         (231)       13.70
  Exercised...........................................        (569)       12.06      (1,191)       9.42         (501)        6.15
                                                             -----                ---------                    -----
Outstanding, end of year..............................       4,435    $   22.16       4,117   $   19.39        4,651    $   14.96
                                                             -----   -----------  ---------  -----------       -----   -----------
                                                             -----   -----------  ---------  -----------       -----   -----------
Exercisable, end of year..............................       1,885    $   16.66       1,673   $   13.83        2,025    $   10.23
                                                             -----   -----------  ---------  -----------       -----   -----------
                                                             -----   -----------  ---------  -----------       -----   -----------

    In 1995, the Company granted 75,000 stock options with exercise prices less than the fair value of the underlying stock at the grant date. For these options only, the Company recorded deferred compensation expense of $0.5 million, based on the difference between the grant price and the fair value of the underlying stock at the date of grant. This deferred compensation is being amortized to expense over the five-year vesting period of the options. Amortization expense for the years ended December 31, 1998, 1997 and 1996 totaled $0.1 million, $0.3 million and $0.8 million, respectively.

    The following table summarizes information about exercise price ranges of outstanding and exercisable options at December 31, 1998 (options in thousands):

                                                           OPTIONS OUTSTANDING
                                             -----------------------------------------------     OPTIONS EXERCISABLE
                                                                  WEIGHTED-                   --------------------------
                                                                   AVERAGE        WEIGHTED-                  WEIGHTED-
                                                                  REMAINING        AVERAGE                    AVERAGE
                                                 OPTIONS      CONTRACTUAL LIFE    EXERCISE      OPTIONS      EXERCISE
RANGE OF EXERCISE PRICES                       OUTSTANDING        IN YEARS          PRICE     EXERCISABLE      PRICE
-------------------------------------------  ---------------  -----------------  -----------  -----------  -------------
$ 0.24 - $16.50............................         1,245              4.47       $   10.55        1,072     $   10.57
$17.50 - $22.88............................         1,417              7.96           20.50          421         18.86
$23.00 - $32.00............................         1,114              8.27           27.65          279         28.70
$32.13 - $42.88............................           659              8.48           37.45          113         36.54
                                                   ------               ---      -----------  -----------       ------
    Total..................................         4,435              7.14       $   22.16        1,885     $   16.66
                                                   ------               ---      -----------  -----------       ------
                                                   ------               ---      -----------  -----------       ------

PRO FORMA DISCLOSURES

    The table below reflects Gilead's net loss and basic and diluted loss per common share if compensation cost for the Company's stock plans had been determined based on their estimated fair values at the grant dates for awards under those plans. Since pro forma compensation cost is amortized over the vesting

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

7. STOCKHOLDERS' EQUITY (CONTINUED)
periods of the related awards, and because SFAS No. 123 is applicable only to options granted or shares issued subsequent to March 31, 1995, its pro forma effect will not be fully reflected until 1999.

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1998       1997       1996
                                                 ---------  ---------  ---------
Pro forma net loss (in thousands)..............  $ (68,656) $ (38,503) $ (29,586)
Pro forma basic and diluted loss per share.....  $   (2.26) $   (1.31) $   (1.06)

    Fair values of the options were estimated at grant dates using a Black-Scholes option pricing model. The Company used the multiple option approach and the following assumptions:

                                                                            1998       1997       1996
                                                                          ---------  ---------  ---------
Expected life in years (from vesting date)--options.....................       1.78       1.75       1.54
Expected life in years--ESPP............................................       1.51       0.75       1.54
Interest rate--options..................................................        5.5%       6.2%       6.0%
Interest rate--ESPP.....................................................        5.2%       5.6%       6.0%
Volatility..............................................................         66%        66%        69%
Dividend yield..........................................................          0%         0%         0%

    The weighted average estimated fair value of each stock option granted for the years ended December 31, 1998, 1997 and 1996 was $15.90, $17.14 and $15.17,
respectively.

PREFERRED SHARE PURCHASE RIGHTS PLAN

    In November 1994, the Company adopted a Preferred Share Purchase Rights Plan (the "Plan"). The Plan provides for the distribution of a preferred stock purchase right (a "Right") as a dividend for each share of Gilead common stock held of record at the close of business on December 14, 1994. The Rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15 percent or more of the Company's common stock, the Rights permit the holders (other than the 15 percent holder) to purchase Gilead common stock at a 50 percent discount from the market price at that time, upon payment of an exercise price of $60 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50 percent discount from the market price at that time. Under certain conditions, the Rights may be redeemed by the Company's Board of Directors in whole, but not in part, at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with Gilead common stock. The Rights expire on November 21, 2004.

8. INCOME TAXES

    As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $223.0 million. The Company also had federal R&D tax credit carryforwards of approximately $7.9 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2001 through 2018, if not utilized.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

8. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                              DECEMBER 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards......................  $  77,200  $  57,100
  R&D credits...........................................     10,700      6,800
  Capitalized R&D for California........................     11,200      4,400
  Other.................................................      4,500      2,300
                                                          ---------  ---------
Total deferred tax assets...............................    103,600     70,600
Valuation allowance for deferred tax assets.............   (103,600)   (70,600)
                                                          ---------  ---------
Net deferred tax assets.................................  $      --  $      --
                                                          ---------  ---------
                                                          ---------  ---------

    The valuation allowance increased by $33.0 million and $15.3 million during the years ended December 31, 1998 and 1997, respectively.

    Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986.

    Approximately $14.9 million of the valuation allowance at December 31, 1998 relates to the tax benefits of stock option deductions, which will be credited to additional paid-in capital when realized.

9. SUBSEQUENT EVENTS (UNAUDITED)

    On January 26, 1999, the Board of Directors authorized an additional 200,000 shares of common stock as available for grant under the Directors' Plan. This increase is subject to stockholder approval at the Company's annual stockholders' meeting to be held in 1999.

    On March 1, 1999, Gilead and NeXstar Pharmaceuticals, Inc. ("NeXstar") announced a definitive merger agreement providing for the acquisition by Gilead of all the outstanding common stock of NeXstar. The merger is structured as a tax-free, stock-for-stock transaction. The Company intends to account for this merger under the pooling-of-interests method. NeXstar, headquartered in Boulder, Colorado, is engaged in the discovery, development, manufacture and commercialization of products to treat serious and life-threatening illnesses. In addition to its Boulder headquarters, NeXstar maintains research, development and manufacturing facilities in San Dimas, California, and marketing subsidiaries worldwide. Under the terms of the merger agreement, NeXstar stockholders will receive between 0.3786 and 0.5000 of a share of Gilead common stock for each share of NeXstar common stock. The exact exchange ratio will be determined based on the trading range of Gilead common stock over a specified period prior to completion of the merger. The merger is subject to certain conditions, including approval of the stockholders of Gilead and NeXstar. The transaction is expected to be completed in mid-1999.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

10. QUARTERLY RESULTS (UNAUDITED)

    The following table is in thousands, except per share amounts:

                                                              1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
                                                              -----------  -----------  -----------  -----------
1998
Total revenues..............................................   $  13,560    $   7,036    $   3,038    $   8,936
Total costs and expenses....................................      25,902       26,887       24,715       29,393
Net loss....................................................      (7,384)     (14,844)     (17,559)     (16,290)
Basic and diluted loss per share............................       (0.25)       (0.49)       (0.58)       (0.53)

1997
Total revenues..............................................   $   5,466    $  19,726    $   4,937    $   9,909
Total costs and expenses....................................      17,460       21,170       20,017       27,155
Net income (loss)...........................................      (7,948)       2,711      (10,331)     (12,424)
Basic and diluted income (loss) per share...................       (0.27)        0.09        (0.35)       (0.42)

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

                                Date: March 22, 1999

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
      /s/ JOHN C. MARTIN          Executive Officer,
------------------------------    Director (Principal         March 22, 1999
        John C. Martin            Executive Officer)

                                Senior Vice President,
      /s/ MARK L. PERRY           Chief Financial Officer
------------------------------    and General Counsel         March 22, 1999
        Mark L. Perry             (Principal Financial and
                                  Accounting Officer)

    /s/ DONALD H. RUMSFELD
------------------------------  Chairman of the Board of      March 22, 1999
      Donald H. Rumsfeld          Directors

        /s/ PAUL BERG
------------------------------  Director                      March 22, 1999
          Paul Berg

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ ETIENNE F. DAVIGNON
------------------------------  Director                      March 22, 1999
     Etienne F. Davignon

   /s/ JAMES M. DENNY, SR.
------------------------------  Director                      March 22, 1999
     James M. Denny, Sr.

     /s/ GORDON E. MOORE
------------------------------  Director                      March 22, 1999
       Gordon E. Moore

     /s/ GEORGE P. SHULTZ
------------------------------  Director                      March 22, 1999
       George P. Shultz

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  --------------------------------------------------------------------------------------------------------
     10.33   Registrant's 1995 Non-Employee Directors' Stock Option Plan, as amended January 26, 1999, and related form of stock option grant.
 *   10.47   Patent Rights Purchase Agreement between Registrant and Isis Pharmaceuticals, Inc. dated December 18,
             1998.
     10.48   Amendment No. 3 to Vintage Park Research and Development Lease by and between Registrant and Spieker
             Properties, L.P. dated August 14, 1998 for premises located at 355 Lakeside Drive, Foster City,
             California.
      23.1   Consent of Ernst & Young LLP, Independent Auditors. Reference is made to page 66.
      24.1   Power of Attorney. Reference is made to page 64.
      27.1   Financial Data Schedule.

------------------------

   * Registrant is applying for confidential treatment with respect to portions of this Exhibit.