Form 10-Q
period 1999-03-31
GILEAD SCIENCES INC
filed 1999-05-14
CIK 882095

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

                      FOR THE PERIOD ENDED MARCH 31, 1999
                                       OR

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
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

      333 LAKESIDE DRIVE, FOSTER CITY,                    94404
                 CALIFORNIA                            (Zip code)
  (Address of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 650-574-3000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of April 30, 1999: 31,044,745

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GILEAD SCIENCES, INC.
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements and Notes

           Consolidated Balance Sheets--March 31, 1999 and December 31, 1998............................            3

           Consolidated Statements of Operations--for the three months ended March 31, 1999 and 1998....            4

           Consolidated Statements of Cash Flows--for the three months ended March 31, 1999 and 1998....            5

           Notes to Consolidated Financial Statements...................................................            6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........            7

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................................................           12

SIGNATURES..............................................................................................           13

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                             GILEAD SCIENCES, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1999          1998
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)     (NOTE)
ASSETS

Current assets:
  Cash and cash equivalents...........................................................   $  58,448    $   32,475
  Short-term investments..............................................................     205,482       247,464
  Other current assets................................................................       8,113         8,371
                                                                                        -----------  ------------
    Total current assets..............................................................     272,043       288,310
Property and equipment, net...........................................................      12,132        10,182
Other assets..........................................................................       4,444         4,368
                                                                                        -----------  ------------
                                                                                         $ 288,619    $  302,860
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................   $   3,459    $    3,422
  Accrued clinical and preclinical expenses...........................................      10,710        11,925
  Other accrued liabilities...........................................................       9,152        12,358
  Deferred revenues...................................................................       5,219         3,275
  Current portion of equipment financing obligations and long-term debt...............         768           770
                                                                                        -----------  ------------
    Total current liabilities.........................................................      29,308        31,750

Non-current portion of long-term debt.................................................         375           563

Commitments

Stockholders' equity:
  Preferred stock, par value $.001 per share, issuable in series; 5,000,000 shares authorized; 1,133,786 shares of Series B convertible preferred issued and outstanding at March 31, 1999 and December 31, 1998 (liquidation preference of
    $40,000)..........................................................................           1             1
  Common stock, par value $.001 per share; 60,000,000 shares authorized; 31,034,608 shares and 30,710,435 shares issued and outstanding at March 31, 1999 and December
    31, 1998, respectively............................................................          31            31
  Additional paid-in capital..........................................................     493,854       489,183
  Accumulated other comprehensive income..............................................        (483)           43
  Deferred compensation...............................................................        (126)         (157)
  Accumulated deficit.................................................................    (234,341)     (218,554)
                                                                                        -----------  ------------
Total stockholders' equity............................................................     258,936       270,547
                                                                                        -----------  ------------
                                                                                         $ 288,619    $  302,860
                                                                                        -----------  ------------
                                                                                        -----------  ------------

Note: The consolidated balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                             GILEAD SCIENCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
Revenues:

  Product sales, net......................................................................  $    1,445  $    1,795
  Contract revenue........................................................................       2,941      11,407
  Royalty revenue.........................................................................         551         358
                                                                                            ----------  ----------
Total revenues............................................................................       4,937      13,560

Costs and expenses:

  Cost of product sales...................................................................         134         230
  Research and development................................................................      15,786      18,930
  Selling, general and administrative.....................................................       8,367       6,742
                                                                                            ----------  ----------
Total costs and expenses..................................................................      24,287      25,902
                                                                                            ----------  ----------
Loss from operations......................................................................     (19,350)    (12,342)

Interest income, net......................................................................       3,563       4,958
                                                                                            ----------  ----------
Net loss..................................................................................  $  (15,787) $   (7,384)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Basic and diluted loss per common share...................................................  $    (0.51) $    (0.25)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Common shares used to calculate basic and diluted loss per common share...................      30,864      30,103
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                             See accompanying notes

                             GILEAD SCIENCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     INCREASE IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           -----------------------
                                                                                              1999        1998
                                                                                           ----------  -----------
Cash flows from operating activities:
  Net loss...............................................................................  $  (15,787) $    (7,384)
  Adjustments used to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization........................................................         783          689
    Changes in assets and liabilities:
      Other current assets...............................................................         258       (4,019)
      Other assets.......................................................................         (76)         (11)
      Accounts payable...................................................................          37          244
      Accrued clinical and preclinical expenses..........................................      (1,215)        (806)
      Other accrued liabilities..........................................................      (3,206)       1,420
      Deferred revenues..................................................................       1,944        3,087
                                                                                           ----------  -----------
        Total adjustments................................................................      (1,475)         604
                                                                                           ----------  -----------
        Net cash used in operating activities............................................     (17,262)      (6,780)
                                                                                           ----------  -----------
Cash flows from investing activities:
  Purchases of short-term investments....................................................     (23,474)    (124,331)
  Sales of short-term investments........................................................      32,563       96,960
  Maturities of short-term investments...................................................      32,367       36,438
  Capital expenditures...................................................................      (2,702)        (848)
                                                                                           ----------  -----------
        Net cash provided by investing activities........................................      38,754        8,219
                                                                                           ----------  -----------
Cash flows from financing activities:
  Payments of equipment financing obligations and long-term debt.........................        (190)        (660)
  Proceeds from issuance of common stock.................................................       4,671        1,544
                                                                                           ----------  -----------
        Net cash provided by financing activities........................................       4,481          884
                                                                                           ----------  -----------
Net increase in cash and cash equivalents................................................      25,973        2,323

Cash and cash equivalents at beginning of period.........................................      32,475       31,990
                                                                                           ----------  -----------
Cash and cash equivalents at end of period...............................................  $   58,448  $    34,313
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                             See accompanying notes

                             GILEAD SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The information at March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The March 31, 1999 interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K furnished to the Securities and Exchange Commission.

    COMPREHENSIVE INCOME

    During the first quarter of 1999 and 1998, the Company's total comprehensive loss was $16.3 million and $7.5 million, respectively. These amounts represent the Company's net loss of $15.8 million and $7.4 million in the first quarter of 1999 and 1998, respectively, plus net unrealized losses on available-for-sale securities arising during each such quarter.

2. PROPOSED MERGER AGREEMENT

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

3. STOCKHOLDERS' EQUITY

    On January 26, 1999, the Board of Directors' authorized an additional 200,000 shares of common stock as available for grant under the 1995 Non-Employee Directors' Stock Option Plan. This increase is subject to stockholder approval at the Company's annual stockholders' meeting to be held in 1999.

    On March 30, 1999, the Gilead Board amended and restated the bylaws of the Company, approved an amendment to the 1991 Stock Option Plan increasing the number of shares reserved for issuance by 3.5 million to a total of 10 million shares, and approved an amendment to the Employee Stock Purchase Plan increasing the number of shares reserved for issuance by 330,000 to a total of 1.58 million shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its inception in June 1987, Gilead has devoted the substantial portion of its resources to its research and development programs. In June 1996, the U.S. Food and Drug Administration ("FDA") granted marketing clearance of VISTIDE-Registered Trademark- (cidofovir injection) for the treatment of cytomegalovirus ("CMV") retinitis in patients with AIDS. Since that time, the Company has independently marketed VISTIDE in the United States with an antiviral specialty sales force and has entered into a collaboration agreement with Pharmacia & Upjohn S.A. ("Pharmacia & Upjohn") to market VISTIDE in all countries outside the United States.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    This report contains forward-looking statements relating to clinical and regulatory developments, marketing and sales matters, future expense levels, financial results and Year 2000 matters. These statements involve inherent risks and uncertainties. The Company's actual financial and operating results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks summarized below and described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In particular, factors that could result in a material difference include, but are not limited to, those relating to the ongoing development and commercialization of the Company's potential pharmaceutical products and, in the case of Year 2000 matters, the ability to identify and correct all relevant computer code and the success of remedial efforts implemented by third-party suppliers and business partners.

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

    The Company expects that its financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products, nor can there be assurance that the

Company will either achieve or sustain profitability. As of March 31, 1999, the Company's accumulated deficit was approximately $234.3 million.

    As a result of the proposed acquisition of NeXstar, Gilead's business will be subject to additional risks related to NeXstar's business. Stockholders and potential investors in the Company should carefully consider these risks in evaluating the Company and should be aware that the realization of any of these risks could have a dramatic and negative impact on the Company's operating results, financial condition and stock price. In addition, the forward-looking statements included in this Report relate to Gilead as a stand-alone business, and do not take into account the potential impact of the proposed merger with NeXstar. The NeXstar acquisition was announced on March 1, 1999 and is expected to close in mid-1999.

RESULTS OF OPERATIONS

    REVENUES

    The Company had total revenues of $4.9 million and $13.6 million for the quarters ended March 31, 1999 and 1998, respectively. In the 1999 period, total revenues include net product sales and royalties of $1.4 million and $0.6 million, respectively. In the 1998 period, total revenues include net product sales and royalties of $1.8 million and $0.4 million, respectively. These net product sales and royalties result primarily from sales of VISTIDE. The decline in VISTIDE product sales reflects a decline in the incidence of CMV retinitis as a result of more effective human immunodeficiency virus ("HIV") therapies. The Company anticipates that VISTIDE product sales revenue will be comparable to 1998 levels or will decline further in 1999 and later years as HIV therapy continues to improve. In each three-month period, royalty revenue is primarily comprised of royalties from Pharmacia & Upjohn on sales of VISTIDE outside of the United States. This amount increased primarily because the number of countries in which Pharmacia & Upjohn sells the product increased in the fourth quarter of 1998 as compared to the fourth quarter of 1997. Gilead recognizes this royalty revenue in income in the quarter following that in which the corresponding sales occur.

    Also included in total revenues are contract revenues of $2.9 million and $11.4 million for the quarters ended March 31, 1999 and 1998, respectively. In the 1999 and 1998 periods, $0.7 million and $10.7 million, respectively, was received from F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche, Inc. (collectively, "Roche") as reimbursement for expenses associated with the research and development of GS 4104 (oseltamivir), an oral compound in development for the treatment and prevention of influenza. The significant decrease in reimbursements in the 1999 period as compared to the 1998 period is primarily due to Gilead's reduced role in the clinical development of GS 4104 as this product candidate approaches commercialization. During the remainder of 1999, reimbursements from Roche, as well as the related spending under this agreement, are expected to be significantly lower than in previous periods. The $10.7 million of Roche contract revenue recognized in 1998 includes $5.2 million attributable to research and development expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement and recognized in contract revenue in the first quarter of 1998. In the first quarter of 1999, the Company also recognized a $2.0 million milestone payment from Roche based upon the commencement of pivotal clinical trials of GS 4104 in Japan.

    Contract revenue for the quarter ended March 31, 1998 includes approximately $0.8 million recognized under the Company's collaborative research and development agreement with Glaxo Wellcome Inc. This agreement and the related funding were terminated in June 1998.

    OPERATING COSTS AND EXPENSES

    The Company's cost of product sales relates to VISTIDE and was $0.1 million and $0.2 million for the quarters ended March 31, 1999 and 1998, respectively. The Company's cost of sales was greater as a percentage of product sales in the first quarter of 1998 because of reserves for potential inventory obsolescence.

    Research and development (R&D) expenses for the first quarter of 1999 were $15.8 million compared to $18.9 million for the same period in 1998. During the first quarter of 1998, Gilead incurred $5.5 million of R&D expenses related to GS 4104 for influenza. In the first quarter of 1999, Gilead incurred only $0.7 million of R&D expenses related to this development project. This decrease reflects Gilead's reduced role in the development of GS 4104. Offsetting this decline in R&D spending on the influenza project in 1999 were increased R&D expenses related to the Company's development of adefovir dipivoxil for treatment of the hepatitis B virus and PMPA. The Company expects its R&D expenses to increase significantly throughout 1999 over 1998 amounts, reflecting anticipated increased expenses related to clinical trials for several product candidates as well as related increases in staffing and manufacturing.

    Selling, general and administrative (SG&A) expenses were $8.4 million and $6.7 million for the quarters ended March 31, 1999 and 1998, respectively, representing an increase of 24.1%. The increase in SG&A expenses in 1999 compared to the same quarter in 1998 primarily relates to expenses incurred to support the expansion of sales, marketing and operational capacity in anticipation of the potential PREVEON-TM- product launch. PREVEON is an investigational reverse transcriptase inhibitor currently being studied to treat HIV. The Company expects its SG&A expenses will continue to increase significantly in 1999 over 1998 expense levels to support the expected increased level of R&D activities and to continue to support the anticipated potential launch of PREVEON.

    NET INTEREST INCOME

    The Company had net interest income of $3.6 million and $5.0 million for the quarters ended March 31, 1999 and 1998, respectively, representing a decrease of 28.1%. The most significant factor contributing to this decrease is a decline in the balance of the Company's portfolio of cash equivalents and short-term investments by $51.5 million, or 16.3%, between the respective periods. Additionally, returns on these investments were greater in the 1998 period as compared to the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments totaled $263.9 million at March 31, 1999, compared to $279.9 million at December 31, 1998. The decrease is primarily due to the net use of cash to fund operations of $17.3 million and the use of cash to purchase property and equipment items of $2.7 million. Cash received from exercises of employee stock options of $4.7 million offset such uses of cash.

    Significant changes in working capital during the first quarter of 1999 include a $3.3 million decrease in the balance of other accrued liabilities, or a balance of $9.1 million and $12.4 million at March 31, 1999 and December 31, 1998, respectively. At December 31, 1998, other accrued liabilities includes a $5.0 million accrued liability to Roche, which represents Roche's 1998 R&D funding in excess of the Company's related R&D spending. During the first quarter of 1999, the Company achieved a milestone under its R&D agreement with Roche and recognized a $2.0 million payment as a result. Roche funded this milestone payment, as well as the $0.7 million of R&D reimbursement revenue for the first quarter of 1999, by permitting Gilead to offset its liability to Roche. Also during the first quarter of 1999, Roche approved Gilead's budget for 1999 R&D expenses related to the influenza neuraminidase inhibitors development program. Because the budget for the remainder of 1999 exceeded the remaining accrued liability to Roche of $2.3 million, the balance of the accrued liability was reclassified to deferred revenue. This also materially explains the $2.0 million increase in deferred revenue between December 31, 1998 and March 31, 1999.

    During the remainder of 1999, the Company expects to incur R&D and SG&A expenses significantly in excess of amounts incurred in prior periods. The Company believes that its existing capital resources, supplemented by net product revenues and contract and royalty revenues, will be adequate to satisfy its capital needs for the foreseeable future. As of March 31, 1999, Gilead was entitled to additional cash payments of up to $32.0 million from Roche upon achieving specific developmental and regulatory milestones, although there can be no assurance that the milestones will be met. The Company's future capital requirements will depend on many factors, including the progress of the Company's research and development, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of VISTIDE and any of the Company's products in development that receive marketing approval, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the expansion of sales and marketing capabilities, possible geographic expansion and the establishment of additional collaborative relationships with other companies.

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

    To date, Gilead has completed the education, inventory and evaluation phases of the project. Implementation of modifications or replacements and testing and validation are on schedule, and the Company anticipates that, for business-critical systems, all of these activities will be complete by the end of 1999.

    The Company has prioritized the implementation phase to first address software or hardware that affects product manufacturing, quality control and safety, employee safety, revenues or cash reserves. Two systems that have been identified as critical to Gilead's operations are software programs from JD Edwards, Inc. ("JDE") and Beckman-Coulter, Inc. ("Beckman"). The JDE system is an enterprise-wide program that tracks financial information, processes sales orders and monitors purchasing and manufacturing activities. During 1998, the Company upgraded the JDE system to a Year 2000 compliant version, which is presently operational. The Beckman system monitors and records laboratory data. The Beckman system upgrades are approximately 90% complete and are scheduled to be finished during the second quarter of 1999.

    To date, the Company has initiated evaluations of all its critical third-party suppliers and business partners. The Company anticipates completing these evaluations by the second quarter of 1999, on a prioritized basis. Responses to Gilead's inquiries regarding Year 2000 compliance in many cases have been general and nonbinding. To date, substantially all respondents indicate that their Year 2000 compliance efforts are progressing on schedule, and that their computer systems either are or will be Year 2000-compliant at the appropriate time. A significant majority of these respondents are presently in the final testing phase of their Year 2000 compliance projects, and many of them indicate that they are concurrently developing contingency plans.

    Among the most critical third parties the Company relies on are the financial institutions that manage Gilead's cash and investments of approximately $263.9 million, the Company's stock transfer agent, contract manufacturers, contract research and laboratory organizations and the U.S. Food and Drug Administration. The Company intends to continue monitoring and evaluating these third parties to the extent practical through the end of 1999.

    Gilead anticipates that the total cost of its Year 2000 compliance efforts will not be material to its financial condition or results of operations. The current estimate for external costs of total compliance efforts is approximately $2.0 million, of which $1.5 million has been incurred to date. Of the amount incurred to date, $0.9 million has been expensed and the remainder has been capitalized. The $0.5 million of remaining costs includes $0.2 million of capitalizable costs and $0.3 million of costs to be charged to expense, primarily consulting fees. These external costs are included in Gilead's operating budgets for 1999. However, this estimate does not include any costs to Gilead that may be associated with the failure of any third-party supplier or business partner to achieve Year 2000 compliance.

    The Company is also developing a series of contingency plans for certain of its critical applications. These plans involve, among other actions, manual solutions, increased inventories and modified staffing strategies. These contingency plans are expected to be finalized and ready for implementation, if necessary, before the end of 1999.

    The Company's Year 2000 project is designed to significantly reduce uncertainty and risk arising from the Year 2000 problem. The Company believes that the implementation actions described above reduce the potential for disruption of operations or significant financial impact. Due to the uncertainty inherent in the Year 2000 problem, however, there can be no assurance that Year 2000 failures will not occur. Should such a Year 2000 failure occur with any of Gilead's business critical operating systems, appropriate contingency plans have been established which the Company believes would result in only a temporary disruption in its ability to sell and distribute products. The Company does not believe that any such disruption would have a material impact on its financial condition or results of operations.

    The Company cannot predict with any certainty whether its critical third-party suppliers and business partners will achieve Year 2000 compliance, or whether the failure of any such third party to do so would have a material effect on the Company's business. However, the Company has established contingency plans for maintaining operations with all its critical third-party suppliers and business partners to minimize any disruption in its day-to-day business operations.

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

                     GILEAD SCIENCES, INC.
                     ------------------------------
                     (REGISTRANT)

  Date: May 14, 1999 /s/ JOHN C. MARTIN
                     ------------------------------
                     John C. Martin
                     President and Chief Executive
                     Officer

  Date: May 14, 1999 /s/ MARK L. PERRY
                     ------------------------------
                     Mark L. Perry
                     Senior Vice President, Chief
                     Financial Officer
                     and General Counsel
                     (Principal Financial and
                     Accounting Officer)