Form 10-K405/A
period 1998-12-31
GILEAD SCIENCES INC
filed 1999-06-23
CIK 882095

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

    FOR A MORE DETAILED DISCUSSION OF THE RISK FACTORS RELATING TO THE COMPANY SUMMARIZED ABOVE, SEE "RISK FACTORS" AT THE END OF THIS ITEM 1 (PAGES 20 THROUGH 25 OF THIS REPORT). STOCKHOLDERS AND PROSPECTIVE INVESTORS IN THE COMPANY SHOULD CAREFULLY CONSIDER THESE RISK FACTORS.

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

        PRODUCT/CANDIDATE               TARGET INDICATIONS        DEVELOPMENT STATUS(1)        WORLDWIDE RIGHTS
-------------------------------------------------------------------------------------------------------------------
VISTIDE-Registered Trademark-      CMV Retinitis                 Launched in U.S.          Gilead (U.S.)
                                                                                           Pharmacia & Upjohn
                                                                                           (Ex-U.S.)
                                                                 Launched in E.U.
-------------------------------------------------------------------------------------------------------------------

PREVEON-Registered Trademark-      HIV-AIDS                      Phase III                 Gilead

                                   Influenza Virus (Treatment)   NDA filed in U.S.; MAA    Roche
GS 4104 Oral                                                       filed in E.U.

                                   Influenza Virus               Phase III
                                     (Prophylaxis)                                         Roche

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

GS 4104

    In September 1996, Gilead announced the discovery of GS 4104 (oseltamivir), an oral prodrug of the active neuraminidase inhibitor GS 4071, which inhibits the replication of influenza virus in a variety of animal models. GS 4104 is a potent and specific inhibitor of influenza A and B virus neuraminidase activity and has shown potent antiviral activity when tested against laboratory strains of influenza A and B viruses IN VITRO.

    Based on these data, Gilead and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche, Inc. (collectively, "Roche") entered into an exclusive, worldwide development and commercialization collaboration covering all of Gilead's neuraminidase inhibitors. Gilead and Roche are jointly conducting research and development of neuraminidase inhibitors for the prevention and treatment of influenza, with Roche funding 100% of this program. GS 4104 is a systemic treatment for influenza, administered as an oral capsule and designed to reach all sites of infection. GS 4104 targets one of the two major surface structures of the influenza virus, the neuraminidase protein. The neuraminidase site is highly conserved in all common strains of influenza. If neuraminidase is inhibited, the virus is not able to infect new cells.

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

    Roche has exclusive commercial rights to GS 4104 and to any other products developed under the collaboration. Roche is obligated to pay Gilead cash payments upon achievement of development milestones and royalties on net sales of any products developed under the collaboration. See "Collaborative Relationships--Hoffmann-La Roche." In the second quarter of 1999, Roche submitted an NDA to the FDA, and a Marketing Authorisation Application ("MAA") to the European Commission under the centralized procedure of the EMEA, in each case seeking marketing approval for the treatment indication for GS 4104. There can be no assurance as to the timing or ultimate approval of these marketing applications for GS 4104.

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

PMPA

    The Company is evaluating PMPA (tenofovir), a nucleotide analogue with structural similarities to adefovir dipivoxil, as a potential therapeutic for HIV and AIDS. PMPA has shown significant activity against simian immunodeficiency virus ("SIV") in a variety of preclinical treatment and prevention models. SIV causes an AIDS-like syndrome in primates. In these experiments, primates treated with injections of PMPA either before or after exposure to SIV were completely protected from infection. In another primate study, a topical gel form of PMPA also provided protection against SIV transmission when applied intravaginally.

    Gilead has conducted placebo-controlled Phase I/II studies of PMPA in both intravenous and oral formulations ("PMPA Prodrug"). In February 1998, the Company presented data from a Phase I/II study of PMPA Prodrug, indicating that the highest dose of the drug tested reduced viral load by a median of 1.22 logs after one month of dosing. In this study, PMPA Prodrug was administered as a single oral tablet at one of three doses (75 mg, 150 mg or 300 mg) once per day. Based on these results, the Company initiated a long-term Phase II safety study of PMPA Prodrug, in combination with other anti-retroviral therapies, which completed enrollment at 190 patients in March 1999. Depending on the results from this study, Gilead intends to initiate a program of Phase III studies of PMPA Prodrug before the end of 1999.

    The National Institutes of Health ("NIH") is evaluating possible applications of intravenous PMPA in the prevention of maternal-fetal HIV transmission, as well as a topical version of PMPA for the prevention of sexual transmission of HIV.

    The Company has an exclusive, worldwide license to patent rights and related technology for PMPA from IOCB/REGA, and would be obligated to pay a royalty to IOCB/REGA on any net sales of PMPA or PMPA Prodrug. See "Collaborative Relationships--IOCB/REGA."

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

ANTIBACTERIAL PROGRAM

    Gilead has synthesized a series of small molecule compounds with IN VITRO activity against bacteria, including methicillin-resistant staphylococcus aureus ("MRSA"). The current focus of this program is the optimization of potency and selectivity and evaluation of these compounds in preclinical animal models.

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

PHARMACIA & UPJOHN

    In August 1996, Gilead and Pharmacia & Upjohn entered into a license and supply agreement providing Pharmacia & Upjohn with exclusive rights to market and sell VISTIDE in all countries outside of the United States. Under the terms of the agreement, Pharmacia & Upjohn paid Gilead an initial license fee of $10.0 million. In June 1997, after VISTIDE was approved for marketing in the European Union, Gilead received an additional cash milestone payment of $10.0 million. Except for payments for bulk cidofovir and the royalties described below, no additional payments are due to Gilead under the agreement with Pharmacia & Upjohn. Pharmacia & Upjohn also purchased 1,133,786 newly issued shares of Series B Preferred Stock at $35.28 per share, a price equal to 145% of the average closing price of Gilead's common stock over the 30 trading days prior to public announcement of the European approval, for a total purchase price of $40.0 million. The Series B Preferred Stock is not publicly registered, votes together with Gilead's common stock and is convertible at any time into an equal number of shares of Gilead's common stock at Pharmacia & Upjohn's option. Pharmacia & Upjohn is restricted in its ability to sell the Series B Preferred Stock (or underlying common stock), or purchase any additional stock of the Company until June 2002.

    Gilead is responsible for maintaining the cidofovir patent portfolio and for supplying bulk cidofovir to Pharmacia & Upjohn. Gilead is entitled to payments for bulk cidofovir and royalty payments on a quarterly basis on the net sales of VISTIDE by Pharmacia & Upjohn. Gilead is recognizing royalties on a delayed basis, one quarter after the Pharmacia & Upjohn sales that generated the royalties. The agreement with Pharmacia & Upjohn terminates on a country-by-country basis as patent coverage for VISTIDE expires. Pharmacia & Upjohn has the right to terminate the agreement prior to its expiration at any time with six months notice. See "VISTIDE."

HOFFMANN-LA ROCHE

    In September 1996, Gilead and Roche entered into a collaboration agreement to develop and commercialize therapies to treat and prevent viral influenza. Under the agreement, Roche received exclusive worldwide rights to all of Gilead's proprietary influenza neuraminidase inhibitors, including GS 4104. Gilead and Roche are jointly conducting the clinical development of GS 4104. In October 1996, Roche made an initial license fee payment to Gilead of $10.3 million and Gilead is entitled to total additional cash milestone payments of up to $40.0 million upon achievement of milestones relating to regulatory filings and approvals in the United States, Europe and Japan. Through December 31, 1998, Gilead recognized $6.0 million in milestone payments from Roche. Gilead recognized $2.0 million in milestone payments in the first quarter of 1999 and will recognize an additional $6.0 million in milestone payments relating to the marketing applications filed by Roche in the United States and Europe in the second quarter of 1999. Roche is funding 100% of its own and Gilead's research and development costs for the program and will pay Gilead royalties on net sales on GS 4104 and any other products developed under the collaboration. Under the agreement, Roche is responsible for commercialization of GS 4104 on a worldwide basis. The agreement with Roche terminates on a country-by-country basis as patent coverage for any product developed under the agreement expires. Roche has the right to terminate the agreement prior to expiration at any time upon 12 months notice. See "Clinical Development Programs--GS 4104."

    For the years ended December 31, 1998, 1997 and 1996, the Company recorded approximately $16.4 million, $8.2 million and $1.1 million, respectively, of research and development reimbursement revenue related to the Roche agreement. The $16.4 million recorded as revenue during 1998 includes $5.2 million attributable to research and development expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement and recognized in contract revenue in 1998. Except for this $5.2 million, research and development costs related to the Roche agreement approximate the reimbursement revenue recognized in each year and are included in research and development expenses.

    In September 1996, Gilead and Roche Laboratories Inc. ("Roche Labs") entered into an agreement to co-promote Roche's Roferon-Registered Trademark--A (Interferon alfa-2a, recombinant) for the treatment of chronic hepatitis C infection in the United States. This co-promotion agreement terminated at the end of 1998.

GLAXO WELLCOME

    In July 1990, Gilead entered into a collaborative research and development agreement with Glaxo Wellcome Inc. ("Glaxo"). Concurrent with the signing of the agreement Glaxo made an $8.0 million equity investment in Gilead and currently holds 889,911 shares (approximately 2.8%) of the Company's outstanding common stock. Under the terms of the Glaxo agreement, as amended, the Company received $1.8 million in 1998, and $3.0 million in both 1997 and 1996, to fund research, which is reported as contract revenue in Gilead's consolidated statements of operations. The research and development costs reimbursed by Glaxo approximate the related revenue and are included in research and development expense. This agreement and the related funding was terminated in June 1998.

    In December 1998, Gilead sold its antisense patent estate to Isis Pharmaceuticals, Inc. ("Isis") for $6.0 million, payable in installments over three years. Gilead has no ongoing research or funding obligations under the Isis agreement and does not expect to perform additional research in the antisense field.

BAUSCH & LOMB

    In August 1994, the Company entered into a license and supply agreement with Bausch & Lomb (formerly Storz Instrument Company, a subsidiary of American Home Products Corporation), pursuant to which Bausch & Lomb will develop and have the right to market an eye drop formulation of cidofovir for the potential treatment of topical ophthalmic viruses. The field of the exclusive, worldwide license to Bausch & Lomb is limited to topical ophthalmic use for external viral eye disease, and specifically excludes any treatment requiring injection, and any treatment for other eye diseases such as CMV retinitis. Bausch & Lomb is conducting clinical development of topical ophthalmic cidofovir and is currently analyzing the data from Phase II clinical trials. Gilead is entitled to receive a fee of $250,000 each year until Bausch & Lomb files an NDA under the agreement. In addition, Bausch & Lomb is obligated to make a series of payments, up to $3,000,000 in the aggregate, based on the achievement of milestones during the term of the agreement. These milestones would be triggered by the commencement of Phase III clinical trials and regulatory filings and approvals in the United States, Europe and Japan. None of these milestones has been achieved to date. Gilead is responsible for supplying bulk cidofovir to Bausch & Lomb, and Bausch & Lomb is obligated to make royalty payments to Gilead based on net sales of any products developed under the agreement. Under the agreement, Bausch & Lomb is responsible for commercialization of topical ophthalmic cidofovir on a worldwide basis. The agreement with Bausch & Lomb terminates on a country-by-country basis as patent coverage for any product developed under the agreement expires. Bausch & Lomb may terminate this agreement prior to its expiration at any time on three months notice. See "Clinical Development Programs--Cidofovir."

IOCB/REGA

    In 1991 and 1992, the Company entered into agreements with IOCB/REGA regarding a class of nucleotide compounds discovered at these institutions. Under these agreements and later amendments, Gilead received from IOCB/REGA an exclusive license to manufacture, use and sell the compounds covered by issued United States patents and patent applications plus foreign counterparts throughout the world, subject to an obligation to pay royalties on product sales to IOCB/REGA. The compounds covered by the agreement with IOCB/REGA include cidofovir, adefovir (the parent compound of adefovir dipivoxil) and PMPA. The IOCB/REGA agreements do not cover GS 4104 or any of the Company's compounds in clinical or preclinical development. The Company is currently paying IOCB/REGA quarterly royalties on sales of VISTIDE and will be obligated to pay additional royalties upon any future sales of adefovir dipivoxil or PMPA. See "VISTIDE" and "Clinical Development Programs--PREVEON," "--Adefovir Dipivoxil for HBV" and "--PMPA." The licenses from IOCB/REGA terminate on a country-by-country basis as patent coverage for any product licensed under the agreements expires. IOCB/REGA may terminate the licenses under these agreements with respect to any particular product, in specified countries, if the Company does not make any sales of such product in such countries within 12 months after regulatory approval. Under one of these agreements, the Company has an option to receive an exclusive license to any new developments by IOCB/REGA during the term of this agreement. Either party may terminate this agreement on six months notice.

ACADEMIC AND CONSULTING RELATIONSHIPS

    To supplement its research and development efforts, in the ordinary course of business, the Company collaborates with and has licensed certain patents, patent applications and technology from a number of universities and medical research institutions.

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

    The Company has readily available alternative supply sources for all key raw materials used in all of its drug substances and drug products. Suppliers of the Company's manufactured drug substances and drug products must be qualified as such by the FDA. The process of obtaining the FDA's approval to use a particular supplier of either a drug substance or a drug product is a costly and lengthy process. Further, there is no assurance that approval of a supplier ultimately will be obtained.

    The Company has qualified a sole source supplier with the FDA for the bulk drug substance used in VISTIDE and another sole source supplier for the final drug product. Gilead has established a second source of bulk drug substance supply for VISTIDE, and intends to file for approval of this supplier with the FDA in 1999. The Company anticipates including two suppliers of bulk drug substance and one supplier of drug product for PREVEON in the NDA it intends to file in 1999. PMPA drug substance is manufactured at Gilead and at a contract manufacturer, and PMPA drug product for clinical trials is manufactured at two contract manufacturing sites. In the event that supplies from any of Gilead's suppliers were interrupted for any reason, the Company's ability to complete its clinical trials or ship its products could be impaired, which would have a material adverse effect on the Company. The Company believes that alternative suppliers for any of the Company's products or products in development are available, but establishing a new supplier would require agreement with such supplier and FDA approval.

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

    The Company's products are returnable in their original, unopened containers up to one year beyond expiration date or if damaged when received by the customer. Additionally, certain governmental agency customers are entitled to discounts, and the Company is required to provide rebates under state Medicaid programs. To date, returns, rebates and discounts have not been material.

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

    Set forth below are the actual or estimated patent expiration dates in the United States and Europe for the compounds included in the Company's marketed product and products in clinical development:

                                                  U.S. PATENT            EUROPEAN PATENT
COMPOUND                                           EXPIRATION              EXPIRATION
--------------------------------------------  --------------------  -------------------------
Cidofovir...................................          2010                    2012
Adefovir dipivoxil..........................          2014                    2011
PMPA Prodrug................................          2017                    2017*
GS 4104.....................................          2016                    2016*

    Expiration dates do not reflect patent term extensions or supplementary protection certificates not yet applied for or granted. There can be no assurance that pending patent applications will issue as patents or that issued patents will provide significant proprietary protection.

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

------------------------

*   Estimated date for pending application, not yet issued.

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

    In the European Community, human pharmaceutical products are also subject to extensive regulation. The European Community Pharmaceutical Directives govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of human pharmaceutical products. Effective in January 1995, the European Community enacted regulations providing for a centralized licensing procedure, which is mandatory for certain kinds of products, as well as a decentralized (country by country) procedure. A license granted under the centralized procedure authorizes marketing of the product in all of the member states of the European Community. Under the decentralized procedure, a license granted in one member state can be extended to additional member states pursuant to a simplified application process. In the centralized procedure, the EMEA coordinates a scientific review by one or more rapporteurs chosen from among the membership of the Committee for Proprietary Medical Products ("CPMP"), which represent the medicine authorities of the member states. The final approval is granted by a decision of the Commission or Council of the European Community, based on the opinion of the CPMP. After approval under the centralized procedure, pricing and reimbursement approvals are generally required in most countries. VISTIDE was approved by the European Community under the centralized procedure. GS 4104 is being reviewed under the centralized procedure and the Company anticipates that PREVEON will be reviewed under the centralized procedure when a marketing authorization application for this product is filed.

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

    GILEAD'S OPERATIONS DEPEND ON COMPLIANCE WITH COMPLEX FDA AND COMPARABLE INTERNATIONAL REGULATIONS. FAILURE TO OBTAIN BROAD APPROVALS ON A TIMELY BASIS OR TO ACHIEVE CONTINUED COMPLIANCE COULD DELAY COMMERCIALIZATION OF GILEAD'S PRODUCTS.

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

    DELAYS IN PATIENT ENROLLMENT FOR CLINICAL TRIALS COULD INCREASE COSTS AND DELAY REGULATORY APPROVALS.

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

    PRODUCT DEVELOPMENT EFFORTS MAY NOT YIELD MARKETABLE PRODUCTS DUE TO RESULTS OF STUDIES OR TRIALS, FAILURE TO ACHIEVE REGULATORY APPROVALS OR MARKET ACCEPTANCE, PROPRIETARY RIGHTS OF OTHERS OR MANUFACTURING ISSUES.

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

    GILEAD MAY UNDERESTIMATE DEVELOPMENT COSTS, ADVERSELY AFFECTING ITS
BUSINESS.

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

    INABILITY TO ESTABLISH SUCCESSFUL COLLABORATIVE RELATIONSHIPS MAY IMPAIR GILEAD'S FINANCIAL RESULTS.

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

    GILEAD HAS A HISTORY OF LOSSES, EXPECTS TO OPERATE AT A LOSS FOR THE FORESEEABLE FUTURE AND MAY NEVER BE PROFITABLE.

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

    MANY OTHER COMPANIES ARE TARGETING THE SAME DISEASES AND CONDITIONS AS GILEAD. COMPETITIVE PRODUCTS FROM OTHER COMPANIES COULD SIGNIFICANTLY REDUCE THE MARKET ACCEPTANCE OF GILEAD'S PRODUCTS.

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

    THE SIGNIFICANTLY GREATER RESOURCES OF THE MARKETING ORGANIZATIONS OF LARGE PHARMACEUTICAL COMPANIES COULD HINDER GILEAD'S ABILITY TO COMPETE SUCCESSFULLY.

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

    GILEAD'S EXISTING PRODUCTS ARE SUBJECT TO REIMBURSEMENT FROM GOVERNMENT AGENCIES AND OTHER THIRD PARTIES. PHARMACEUTICAL PRICING AND REIMBURSEMENT PRESSURES MAY REDUCE PROFITABILITY.

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

    MANUFACTURING PROBLEMS COULD DELAY PRODUCT SHIPMENTS AND REGULATORY
APPROVALS.

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

    GILEAD MAY NOT BE ABLE TO OBTAIN MATERIALS NECESSARY TO MANUFACTURE ITS PRODUCTS.

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

    GILEAD'S BUSINESS MAY GIVE RISE TO PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE OR INDEMNITY AGREEMENTS.

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

    GILEAD'S USE OF HAZARDOUS MATERIAL, CHEMICALS, VIRUSES AND RADIOACTIVE COMPOUNDS EXPOSES IT TO POTENTIAL LIABILITIES.

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

    IF GILEAD OR THIRD-PARTY SUPPLIERS AND BUSINESS PARTNERS FAIL TO ADEQUATELY ADDRESS YEAR 2000 ISSUES, ITS BUSINESS COULD BE ADVERSELY AFFECTED.

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

ITEM 6. SELECTED FINANCIAL DATA

    We derived this information from Gilead's audited financial statements for the year ended March 31, 1995 through the year ended December 31, 1998. This information is only a summary, and you should read it in conjunction with Gilead's historical financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein, and the annual and quarterly reports and other information on file with the Securities and Exchange Commission. See Items 7 and 8.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments totaled $279.9 million at December 31, 1998, compared to $322.3 million at December 31, 1997. This $42.4 million decrease is primarily due to the net use of cash to fund operations of $46.7 million, partially offset by proceeds of $9.0 million from the issuance of common stock under the Company's stock purchase plan and from the exercise of stock options. Significant changes in working capital during 1998 include a decrease in other current assets of $9.6 million. The decrease results from the payment in full during 1998 of reimburseable R&D expenses and a milestone payment totaling approximately $12.4 million due from Roche, partially offset by an increase in inventory of $3.0 million as well as a $1.0 million receivable from Isis at December 31, 1998 in connection with the sale of the Company's antisense patent estate. The balance of the amount due from Isis, $3.0 million, is reported as a noncurrent receivable in other assets at December 31, 1998 and comprises substantially all of the $2.9 million increase in that balance as compared to the end of the prior year. The balance of other accrued liabilities is $12.4 million and $5.7 million at December 31, 1998 and 1997, respectively. Of this $6.7 million increase, $5.0 million represents an accrued liability to Roche, which represents Roche's 1998 R&D funding in excess of the Company's related R&D spending. The Company's deferred revenue is $3.3 million and $9.5 million at December 31, 1998 and 1997, respectively. At December 31, 1997, deferred revenue includes $7.2 million from Roche, representing its advance reimbursement of budgeted R&D costs for the first quarter of 1998. The December 31, 1998 balance did not include a comparable amount because the 1999 budget was not approved at that date.

    At December 31, 1996, cash and cash equivalents and short-term investments were $296.0 million. The $26.3 million increase at December 31, 1997 as compared to the prior year is primarily attributable to a $40.0 million preferred stock investment from Pharmacia & Upjohn and proceeds of $13.2 million from the issuance of common stock under the Company's stock purchase plan and from the exercise of stock options, partially offset by $19.9 million of net cash used in operations. Significant changes in working capital during 1997 include a $13.7 million increase in other current assets, of which $12.4 million represents reimbursable R&D expenses and a milestone payment due from Roche. Accrued clinical and preclinical expenses increased by $8.0 million as a result of a having a larger number of products in later stage clinical trials. Also, the Company's deferred revenue increased by $9.0 million during 1997 as a result of increased deferred revenues from Pharmacia & Upjohn and Roche. In October 1996, the Company entered into a $3.0 million term loan to finance its facilities expansion, which began in the fourth quarter of 1996.

    During 1999, the Company expects that its balances of cash and cash equivalents and short-term investments will continue to decline substantially as R&D, SG&A and capital equipment spending levels increase.

    The Company believes that its existing capital resources, supplemented by net product sales, contract revenue and net royalty revenue, will be adequate to satisfy its capital needs for the foreseeable future. As of December 31, 1998, Gilead was entitled to cash payments of up to $34.0 million from Roche upon achieving specific developmental and regulatory milestones, although there can be no assurance that the milestones will be met. The Company's future capital requirements will depend on many factors, including the progress of the Company's R&D efforts, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of VISTIDE and any of the Company's products in development that receive marketing approval, levels of administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the expansion of sales and marketing capabilities, possible geographic expansion and the establishment of additional collaborative relationships with other companies.

    The Company had federal net operating loss and federal research and development tax credit carryforwards of approximately $223.0 million and $7.9 million, respectively, at December 31, 1998. Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The acquisition of NeXstar is not expected to have a material impact on the ability to utilize these tax loss and credit carryforwards.

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

MARKET RISK

    The Company's non-trading portfolio of investments creates an exposure to interest rate risk. By policy, the Company limits amounts invested in securities by maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The goals of the Company's investment policy, in order of priority, are as follows:

        1. Safety and preservation of principal and diversification of risk.

        2. Liquidity of investments sufficient to meet cash flow requirements.

        3. Competitive after-tax rate of return.

    Changes in interest rate levels affect the fair value of these financial instruments. A sensitivity analysis to measure potential losses in the fair value of Gilead's short-term investment portfolio arising from a change in interest rates indicates that a one percentage point increase in interest rates would have decreased the fair value of the short-term investment portfolio by approximately $2.7 million at December 31, 1998. A one percentage point decrease in interest rates at December 31, 1998 would have increased the fair value of the short-term investment portfolio by $2.7 million. These amounts were determined by calculating the weighted average effects of duration and convexity on the estimated overall portfolio return given the specified changes in interest rates. The adjusted portfolio returns were then multiplied by the fair value of the portfolio to derive the change in portfolio value that would result in each 100 basis point interest rate change scenario. The model assumes there are no changes in credit risk spreads.

    All of Gilead's revenue is invoiced in U.S. dollars. The Company has no active foreign subsidiaries. Gilead's exposure to foreign currency exchange rate fluctuations arises from certain purchases denominated in foreign currencies. The Company periodically enters into foreign exchange forward contracts with financial institutions in accordance with its foreign exchange risk management policy to hedge the currency exchange risk associated with certain firmly committed purchase transactions. In general, these contracts mature within three months or less and do not expose the Company to market risk because gains and losses on the contracts offset gains and losses on the transactions being hedged. At December 31, 1998, the Company's outstanding forward foreign exchange contracts, their fair values and the unhedged exposure were immaterial. Due to the Company's hedging activities, the Company's potential loss of earnings from a change in foreign exchange rates is minimal. The effect of foreign exchange rate fluctuations on Gilead in the year ended December 31, 1998 was not material.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

    The names of the directors in alphabetical order, and certain information about them as of March 18, 1999, are set forth below:

NAME                                       AGE                    POSITION WITH GILEAD/PRINCIPAL OCCUPATION
-------------------------------------      ---      ---------------------------------------------------------------------
Paul Berg(1).........................          72   Cahill Professor, Department of Biochemistry, Stanford University
                                                      School of Medicine

Etienne F. Davignon..................          66   Chairman, Societe Generale de Belgique

James M. Denny, Sr.(1)(2)............          66   Managing Director, William Blair Capital Partners V

John C. Martin.......................          47   President and Chief Executive Officer

Gordon E. Moore(1)(2)................          70   Chairman Emeritus, Intel Corporation

Donald H. Rumsfeld...................          66   Chairman of the Gilead Board of Directors

George P. Shultz(2)..................          78   Distinguished Fellow, Hoover Institution, Stanford University

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

                                                                                             BENEFICIAL OWNERSHIP(1)
                                                                                            -------------------------
                                                                                            NUMBER OF    PERCENT OF
BENEFICIAL OWNER                                                                              SHARES        TOTAL
------------------------------------------------------------------------------------------  ----------  -------------
Wellington Management Company, LLP(2) ....................................................   4,287,860         13.4%
75 State Street
Boston, MA 02109

T. Rowe Price Associates(3) ..............................................................   3,164,300          9.9%
100 East Pratt Street
Baltimore, MD 21202

Capital Research and Management Company(4) ...............................................   2,895,000          9.0%
333 South Hope Street
Los Angeles, CA 90025

Capital Guardian Trust Company and Capital International S.A.(5) .........................   1,895,000          5.9%
11100 Santa Monica Boulevard, Suite 1500
Los Angeles, CA 90025

John C. Martin(6).........................................................................     349,045          1.1%

Donald H. Rumsfeld(7).....................................................................     166,232        *

Norbert W. Bischofberger(8)...............................................................     112,153        *

Howard S. Jaffe(9)........................................................................      96,213        *

                                                                                             BENEFICIAL OWNERSHIP(1)
                                                                                            -------------------------
                                                                                            NUMBER OF    PERCENT OF
BENEFICIAL OWNER                                                                              SHARES        TOTAL
------------------------------------------------------------------------------------------  ----------  -------------
Mark L. Perry(10).........................................................................      94,548        *

Jeffrey W. Bird(11).......................................................................      79,043        *

James M. Denny, Sr.(12)...................................................................      53,524        *

Etienne F. Davignon(13)...................................................................      53,330        *

Gordon E. Moore(14).......................................................................      47,531        *

George P. Shultz(15)......................................................................      31,400        *

Paul Berg(16).............................................................................       5,200        *

All executive officers and directors as a group (11 persons)(17)..........................   1,088,219          3.4%

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
                      3.2   By-laws of the Registrant, as amended and restated March 30, 1999.
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
                     10.7   Registrant's Employee Stock Purchase Plan, as amended March 30, 1999.
                     10.8   Registrant's 1991 Stock Option Plan, as amended March 30, 1999.
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
                            Pena.
                     10.33+ Registrant's 1995 Non-Employee Directors' Stock Option Plan, as amended January 26, 1999, and related form of stock option grant.

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
                            Registrant and Glaxo Wellcome Inc.
                     10.47* Patent Rights Purchase Agreement between Registrant and Isis Pharmaceuticals, Inc. dated
                            December 18, 1998.
                     10.48+ Amendment No. 3 to Vintage Park Research and Development Lease by and between Registrant and
                            Spieker Properties, L.P. dated August 14, 1998 for premises located at 355 Lakeside Drive,
                            Foster City, California.
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
                     23.1   Consent of Ernst & Young LLP, Independent Auditors. Reference is made to page 70.
                     24.1   Power of Attorney. Reference is made to page 68.
                     27.1+  Financial Data Schedule.

------------------------

   + Previously filed.

   * Confidential treatment has been requested.

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

                             GILEAD SCIENCES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                    CONTENTS

Report of Ernst & Young LLP, Independent Auditors......................................         48

Audited Consolidated Financial Statements

Consolidated Balance Sheets............................................................         49

Consolidated Statements of Operations..................................................         50

Consolidated Statement of Stockholders' Equity.........................................         51

Consolidated Statements of Cash Flows..................................................         52

Notes to Consolidated Financial Statements.............................................         53

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

BUSINESS SEGMENTS

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which addresses how public business enterprises must report information about operating segments. For a number of years, the Company has been primarily engaged in one reportable operating segment, the discovery, development and marketing of a new class of human therapeutics based on nucleotides. Gilead's President and Chief Executive Officer evaluates performance and allocates resources based on the operating results of the whole Company. The operating expenses of the Company are not allocated to individual business components so that no measure of profit or loss for any individual component of the Company is available. Gilead attributes revenues from customers to individual countries based on the location of the customer. At the present time, the Company is organized and managed along functional lines. VISTIDE-Registered Trademark- (cidofovir injection), a drug for the treatment of cytomegalovirus ("CMV") retinitis in patients with AIDS, received marketing clearance from the FDA in June 1996 and is the Company's first commercially available product. Gilead sells this product in the United States through major drug wholesalers and it is currently the Company's only source of product sales revenue. Gilead has recorded no product sales from customers outside of the U.S.

    Gilead also derives revenue from contracts, including reimbursement of research and development ("R&D") costs and the sale of patent rights, and from royalties. During 1998, Gilead recognized royalty revenue from sales of VISTIDE outside the United States by Pharmacia & Upjohn S.A. ("P&U"), and from the co-promotion with Roche Laboratories Inc. ("Roche Labs") of
Roferon-A-Registered Trademark- (Interferon alfa-2a, recombinant) for the treatment of chronic hepatitis C infection in the United States. Gilead has recorded contract revenue from P&U, F. Hoffmann-La Roche, Ltd. and Glaxo Wellcome Inc. ("Glaxo"), companies located in Sweden, Switzerland and the United Kingdom, respectively. The amounts, sources and nature of the Company's contract and royalty revenues are described in more detail in Note 3. Long-lived assets located outside of the U.S. are immaterial at December 31, 1998 and 1997.

REVENUE RECOGNITION

    The Company recognizes product sales revenue at the time product is shipped. Provisions are made for estimated product returns, cash discounts and government discounts and rebates. Gilead retains no

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) future performance obligations under the terms of its product sales. Contract revenue recognized under the Company's collaborative R&D agreements, license and supply agreements and patent rights purchase agreement is recorded as earned based upon the performance requirements of the contract. Payments received in advance under these agreements are recorded as deferred revenue until earned. Under the Company's collaborative R&D agreements, the Company has no explicit or implied obligation or intent to repay any amounts earned and recognized. Royalty revenue is recognized when received, which is generally in the quarter following that in which the corresponding sales occur.

RESEARCH AND DEVELOPMENT COSTS

    All R&D costs, including those funded by third parties, are expensed as incurred.

STOCK-BASED COMPENSATION

    In accordance with the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock option plans. Under APB No. 25, if the exercise price of the Company's employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Subsequent to the effective date of SFAS No. 123, the Company's policy is to record compensation expense over the vesting period for stock grants to consultants and scientific advisors based on the fair value of the options. See Note 7 for pro forma disclosures of stock-based compensation pursuant to SFAS No. 123.

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

CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments with insignificant interest rate risk and a remaining maturity of three months or less at the purchase date to be cash equivalents. Gilead may enter into overnight repurchase agreements under which it purchases securities with an obligation to resell them the following day. Securities purchased under agreements to resell are recorded at face value and reported in cash and cash equivalents.

SECURITIES AVAILABLE-FOR-SALE

    Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's debt securities are classified as available-for-sale and carried at estimated fair values in cash equivalents and short-term investments. At December 31, 1998, cash and cash equivalents includes $30.5 million of securities designated as available-for-sale ($28.5 million at December 31, 1997). Fair values of available-for-sale securities are based on prices obtained from commercial pricing services. Unrealized gains and losses on available-for-sale

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) securities are excluded from earnings and reported as a separate component of stockholders' equity. Interest income includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method.

CONCENTRATIONS OF CREDIT RISK

    Cash and cash equivalents and short-term investments are the financial instruments that primarily subject the Company to credit risk. By policy, the Company limits amounts invested in securities by maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. Gilead is not exposed to any significant concentrations of credit risk. The goals of the Company's investment policy, in order of priority, are as follows:

    1. Safety and preservation of principal and diversification of risk;

    2. Liquidity of investments sufficient to meet cash flow requirements; and

    3. Competitive after-tax rate of return.

ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS

    Trade receivables, net of allowances for returns, discounts, rebates and bad debts, are reported on the consolidated balance sheet in other current assets. At December 31, 1997, other current assets includes reimbursable R&D expenses and a milestone payment totaling approximately $12.4 million due from F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche Inc. (collectively, "Roche"). For additional information, refer to Note 3.

PROPERTY AND EQUIPMENT

    All of the Company's capitalized software is purchased. Gilead has no internally developed computer software. Property and equipment are stated at cost and consist of the following (in thousands):

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

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Property and equipment are depreciated on a straight-line basis over their estimated useful lives, as follows:

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

LONG-LIVED ASSETS

    The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. Specific potential indicators of impairment include:

    - a significant decrease in the fair value of an asset;

    - a significant change in the extent or manner in which an asset is used or a significant physical change in an asset;

    - a significant adverse change in legal factors or in the business climate that affects the value of an asset or an adverse action or assessment by a regulator;

    - an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and

    - operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an income-producing asset.

    Should there be indication of an impairment, the Company will confirm this by comparing the estimated future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the fair value of the asset is less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its fair value, will be recognized. The cash flow estimates used in such calculations are based on management's best estimates, using appropriate and customary assumptions and projections at the time. The Company has not recorded any losses related to the impairment of long-lived assets in the years ended December 31, 1998, 1997 and 1996.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) OTHER ACCRUED LIABILITIES

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

    At December 31, 1998, $63.6 million of the Company's portfolio of short-term investments (excluding asset-backed securities) has a contractual maturity of less than one year and $94.4 million of the portfolio has a contractual maturity greater than one year but less than three years. None of the estimated maturities of the Company's asset-backed securities exceed three years. Under the Company's investment policy, it may enter into repurchase agreements ("repos") with major banks and authorized dealers provided that such repos are collateralized by U.S. government securities with a fair value of at least 102 percent of the fair value of securities sold to Gilead.

3. CONTRACT REVENUE AND ROYALTIES

PHARMACIA & UPJOHN

    In August 1996, the Company and P&U entered into a License and Supply Agreement ("P&U Agreement") to market VISTIDE in all countries outside the United States. Under the terms of the P&U

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

3. CONTRACT REVENUE AND ROYALTIES (CONTINUED)
Agreement, P&U paid Gilead an initial license fee of $10.0 million. During the second quarter of 1997, VISTIDE was approved for marketing in the European Union by the European Commission, which triggered an additional cash milestone payment of $10.0 million by P&U to the Company. Also as a result of achieving this milestone, in the second quarter of 1997 the Company issued and P&U purchased 1,133,786 shares of Series B Convertible Preferred Stock for approximately $40.0 million, or $35.28 per share. For additional information about the preferred stock, refer to Note 7.

    Under the terms of the P&U Agreement and related agreements covering expanded access programs for VISTIDE outside of the United States, the Company is responsible for maintaining the cidofovir patent portfolio and for supplying to P&U bulk cidofovir used to manufacture the finished VISTIDE product ("Product"). Gilead is entitled to receive a royalty based upon P&U's sale of Product. It receives a portion of the royalty upon shipping either bulk drug substance or Product to P&U, and the remainder upon P&U's sale of Product to third parties. Any royalties that Gilead receives before Product is sold to third parties are recorded as deferred revenue until such third-party sales occur. At December 31, 1998, the Company has recorded on its balance sheet approximately $3.3 million of P&U deferred revenue ($2.1 million at December 31, 1997).

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

    For the years ended December 31, 1998, 1997 and 1996, the Company recorded approximately $16.4 million, $8.2 million and $1.1 million, respectively, of R&D reimbursement revenue related to the Roche Agreement, which is reported as contract revenue in the accompanying consolidated statements of operations. The $16.4 million recorded as revenue during 1998 includes $5.2 million attributable to R&D expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement and recognized in contract revenue in 1998. Except for this $5.2 million, R&D costs related to the Roche Agreement approximate the reimbursement revenue in each year presented and are included in R&D expenses.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

3. CONTRACT REVENUE AND ROYALTIES (CONTINUED)
    At December 31, 1998, the Company has recorded an accrued liability of $5.0 million, which represents 1998 R&D funding from Roche in excess of actual 1998 R&D costs. The Company and Roche are in the process of finalizing the 1999 budget and, as a result, the Company has not yet received funding for estimated 1999 R&D spending under the Roche Agreement. At December 31, 1997, deferred revenue includes $7.2 million, representing Roche's advance reimbursement of budgeted R&D costs for the first quarter of 1998.

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

GLAXO WELLCOME

    In July 1990, the Company entered into a collaborative research agreement with Glaxo. Concurrent with the signing of the agreement, Glaxo made an $8.0 million equity investment in the Company and holds 889,911 shares (approximately 2.8%) of the Company's outstanding common stock at December 31, 1998. Under the terms of the Glaxo agreement, as amended over time, the Company received $1.8 million in 1998, and $3.0 million in both 1997 and 1996, to fund research, which is reported as contract revenue in the accompanying consolidated statements of operations. The R&D costs reimbursed by Glaxo approximate the related revenue and are included in R&D expense. This agreement and the related funding were terminated in June 1998.

BAUSCH & LOMB

    In August 1994, the Company entered into a license and supply agreement with Bausch & Lomb Incorporated (formerly Storz Instrument Company, a subsidiary of American Home Products Corporation), to develop and market an eyedrop formulation of cidofovir for the potential treatment of topical ophthalmic viruses. The Company received a $0.3 million annual fee under this agreement in each of the years ended December 31, 1997 and 1996, which is reported as contract revenue. If specified milestones are achieved, the Company may receive up to $3.0 million in milestone payments. The Company also may be entitled to receive future royalties on product sales under the agreement.

ISIS PHARMACEUTICALS

    In December 1998, Gilead and Isis Pharmaceuticals, Inc. ("Isis") entered into an agreement under which Gilead sold Isis its antisense patent estate, including patents and patent applications covering antisense chemistry and antisense drug delivery systems. Under the terms of the agreement, Isis is required to pay Gilead a total of $6.0 million in four nonrefundable installments. The first $2.0 million was paid in December 1998, and the remaining $4.0 million is payable in three additional payments (one payment of $1.0 million in both 1999 and 2000, and one payment of $2.0 million in 2001). The total sale price of $6.0 million is included in contract revenue in the Company's consolidated statement of operations for the

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

3. CONTRACT REVENUE AND ROYALTIES (CONTINUED) year ended December 31, 1998. Gilead has no ongoing research or funding obligations under the agreement.

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

    The weighted average estimated fair value of each stock option granted for the years ended December 31, 1998, 1997 and 1996 was $15.90, $17.14 and $15.17,
respectively. The weighted average estimated fair value of each ESPP share granted for the years ended December 31, 1998, 1997 and 1996 was $11.97, $9.57 and $5.49, respectively.

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

9. RELATED PARTY TRANSACTIONS

    During 1998, Gilead paid an aggregate of $2.6 million to Pharma Research Corporation, a contract research organization, for services rendered in connection with clinical studies. A member of Gilead's Board of Directors is the managing director of an investment fund that owns a controlling interest in Pharma Research Corporation.

10. SUBSEQUENT EVENTS (UNAUDITED)

    On January 26, 1999, the Board of Directors authorized an additional 200,000 shares of common stock as available for grant under the Directors' Plan. This increase is subject to stockholder approval at the Company's annual stockholders' meeting to be held in 1999.

    On March 1, 1999, Gilead and NeXstar Pharmaceuticals, Inc. ("NeXstar") announced a definitive merger agreement providing for the acquisition by Gilead of all the outstanding common stock of NeXstar. The merger is structured as a tax-free, stock-for-stock transaction. The Company intends to account for this merger under the pooling-of-interests method. NeXstar, headquartered in Boulder, Colorado, is engaged in the discovery, development, manufacture and commercialization of products to treat serious and life-threatening illnesses. In addition to its Boulder headquarters, NeXstar maintains research, development and manufacturing facilities in San Dimas, California, and marketing subsidiaries worldwide. Under the terms of the merger agreement, NeXstar stockholders will receive between 0.3786 and 0.5000 of a share of Gilead common stock for each share of NeXstar common stock. The exact exchange ratio will be

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1998

10. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) determined based on the trading range of Gilead common stock over a specified period prior to completion of the merger. The merger is subject to certain conditions, including approval of the stockholders of Gilead and NeXstar. The transaction is expected to be completed in mid-1999.

    On March 30, 1999 the Gilead Board amended and restated the bylaws of the Company, approved an amendment to the 1991 Plan increasing the number of shares reserved for issuance by 3.5 million to a total of 10 million shares, and approved an amendment to the ESPP increasing the number of shares reserved for issuance by 330,000 to a total of 1.58 million shares. This share increase authorization will not give rise to compensation expense under EITF Issue No. 97-12.

11. QUARTERLY RESULTS (UNAUDITED)

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

                                GILEAD SCIENCES, INC.

                                BY:              /s/ MARK L. PERRY
                                     -----------------------------------------
                                                   Mark L. Perry
                                       SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER AND GENERAL COUNSEL (PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)

                                Date: June 22, 1999

                                                                    EXHIBIT 23.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-46058) pertaining to the Gilead Sciences, Inc. 1987 Incentive Stock Option Plan, 1987 Supplemental Stock Option Plan, 1991 Stock Option Plan, Employee Stock Purchase Plan, and 1995 Non-Employee Directors' Stock Option Plan, the Registration Statement (Form S-8 No. 33-62060) pertaining to the Gilead Sciences, Inc. 1991 Stock Option Plan, and the Registration Statement (Form S-8 No. 33-81670) pertaining to the Gilead Sciences, Inc. Employee Stock Purchase Plan, of our report dated January 21, 1999, with respect to the consolidated financial statements of Gilead Sciences, Inc. included in the Annual Report (Form 10-K/A) for the year ended December 31, 1998.

                                                      /s/ ERNST & YOUNG LLP

Palo Alto, California
June 22, 1999

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  --------------------------------------------------------------------------------------------------------
       3.2   By-laws of the Registrant, as amended and restated March 30, 1999.
      10.7   Registrant's Employee Stock Purchase Plan, as amended March 30, 1999.
      10.8   Registrant's 1991 Stock Option Plan, as amended March 30, 1999.
     10.33+  Registrant's 1995 Non-Employee Directors' Stock Option Plan, as amended January 26, 1999, and related form of stock option grant.
     10.47   Patent Rights Purchase Agreement between Registrant and Isis Pharmaceuticals, Inc. dated December 18,
             1998.*
     10.48+  Amendment No. 3 to Vintage Park Research and Development Lease by and between Registrant and Spieker
             Properties, L.P. dated August 14, 1998 for premises located at 355 Lakeside Drive, Foster City,
             California.
      23.1   Consent of Ernst & Young LLP, Independent Auditors. Reference is made to page 69.
      24.1+  Power of Attorney.
      27.1+  Financial Data Schedule.

------------------------

   + Previously filed.

   * Confidential treatment has been requested for certain portions of this Exhibit under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 240.24b-2.