Form 10-Q
period 1999-06-30
GILEAD SCIENCES INC
filed 1999-08-13
CIK 882095

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

                      FOR THE PERIOD ENDING JUNE 30, 1999

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

                    Yes /X/                     No / /

Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of July 28, 1999: 31,159,325.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GILEAD SCIENCES, INC.
                                     INDEX

                                                                                                           PAGE NO.
                                                                                                         -------------
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements and Notes

            Consolidated Balance Sheets--June 30, 1999 and December 31, 1998...........................            3

            Consolidated Statements of Operations--for the three and six months ended June 30, 1999 and
              1998.....................................................................................            4

            Consolidated Statements of Cash Flows--for the six months ended June 30, 1999 and 1998.....            5

            Notes to Consolidated Financial Statements.................................................            6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......            8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...........................................................           12

SIGNATURES.............................................................................................           13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                             GILEAD SCIENCES, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1999          1998
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)     (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $    45,339   $   32,475
  Short-term investments..............................................................      195,195      247,464
  Other current assets................................................................       14,915        8,371
                                                                                        -----------  ------------
    Total current assets..............................................................      255,449      288,310
Property and equipment, net...........................................................       12,460       10,182
Other assets..........................................................................        4,211        4,368
                                                                                        -----------  ------------
                                                                                        $   272,120   $  302,860
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................  $     3,558   $    3,422
  Accrued clinical and preclinical expenses...........................................        9,336       11,925
  Other accrued liabilities...........................................................        9,535       12,358
  Deferred revenues...................................................................        3,813        3,275
  Current portion of equipment financing obligations and long-term debt...............          776          770
                                                                                        -----------  ------------
    Total current liabilities.........................................................       27,018       31,750

Non-current portion of equipment financing obligations and long-term debt.............          207          563

Commitments

Stockholders' equity:
  Preferred stock, par value $.001 per share, issuable in series; 5,000,000 shares authorized; 1,133,786 shares of Series B convertible preferred issued and outstanding at June 30, 1999 and December 31, 1998 (liquidation preference of
    $40,000)..........................................................................            1            1
  Common stock, par value $.001 per share; 60,000,000 shares authorized; 31,115,015 shares and 30,710,435 shares issued and outstanding at June 30, 1999 and December
    31, 1998, respectively............................................................           31           31
  Additional paid-in capital..........................................................      495,798      489,183
  Accumulated other comprehensive income (loss).......................................       (1,462)          43
  Deferred compensation...............................................................          (97)        (157)
  Accumulated deficit.................................................................     (249,376)    (218,554)
                                                                                        -----------  ------------
Total stockholders' equity............................................................      244,895      270,547
                                                                                        -----------  ------------
                                                                                        $   272,120   $  302,860
                                                                                        -----------  ------------
                                                                                        -----------  ------------

------------------------------

Note: The consolidated balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED    SIX MONTHS ENDED JUNE
                                                                           JUNE 30,                  30,
                                                                    ----------------------  ----------------------
                                                                       1999        1998        1999        1998
                                                                    ----------  ----------  ----------  ----------
Revenues:
  Product sales, net..............................................  $    1,461  $    1,598  $    2,906  $    3,393
  Contract revenue................................................       6,573       4,682       9,514      16,089
  Royalty revenue, net............................................         646         756       1,197       1,114
                                                                    ----------  ----------  ----------  ----------
Total revenues....................................................       8,680       7,036      13,617      20,596
Costs and expenses:
  Cost of product sales...........................................          53         114         187         344
  Research and development........................................      18,240      18,330      34,026      37,260
  Selling, general and administrative.............................       7,946       8,443      15,724      15,186
  Merger related expenses.........................................         738          --       1,327          --
                                                                    ----------  ----------  ----------  ----------
Total costs and expenses..........................................      26,977      26,887      51,264      52,790
                                                                    ----------  ----------  ----------  ----------
Loss from operations..............................................     (18,297)    (19,851)    (37,647)    (32,194)
Interest income, net..............................................       3,262       5,007       6,825       9,965
                                                                    ----------  ----------  ----------  ----------
Net loss..........................................................  $  (15,035) $  (14,844) $  (30,822) $  (22,229)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Basic and diluted net loss per common share.......................  $    (0.48) $    (0.49) $    (1.00) $    (0.74)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Common shares used to calculate basic and diluted net loss per
  common share....................................................      31,051      30,295      30,958      30,199
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     INCREASE IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED JUNE
                                                                                                     30,
                                                                                           -----------------------
                                                                                              1999        1998
                                                                                           ----------  -----------
Cash flows from operating activities:
  Net loss...............................................................................  $  (30,822) $   (22,229)
  Adjustments used to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization........................................................       1,653        1,382
    Changes in assets and liabilities:
      Other current assets...............................................................      (6,544)       8,809
      Other assets.......................................................................         157           37
      Accounts payable...................................................................         136          427
      Accrued clinical and preclinical expenses..........................................      (2,589)      (2,037)
      Other accrued liabilities..........................................................      (2,823)       1,530
      Deferred revenues..................................................................         538         (412)
                                                                                           ----------  -----------
        Total adjustments................................................................      (9,472)       9,736
                                                                                           ----------  -----------
        Net cash used in operating activities............................................     (40,294)     (12,493)
                                                                                           ----------  -----------
Cash flows from investing activities:
  Purchases of short-term investments....................................................     (61,522)    (262,154)
  Sales of short-term investments........................................................      54,674      215,847
  Maturities of short-term investments...................................................      57,612       60,832
  Capital expenditures...................................................................      (3,871)      (1,054)
                                                                                           ----------  -----------
        Net cash provided by investing activities........................................      46,893       13,471
                                                                                           ----------  -----------
Cash flows from financing activities:
  Payments of equipment financing obligations and long-term debt.........................        (350)      (1,378)
  Proceeds from issuances of common stock................................................       6,615        5,431
                                                                                           ----------  -----------
        Net cash provided by financing activities........................................       6,265        4,053
                                                                                           ----------  -----------
Net increase in cash and cash equivalents................................................      12,864        5,031
Cash and cash equivalents at beginning of period.........................................      32,475       31,990
                                                                                           ----------  -----------
Cash and cash equivalents at end of period...............................................  $   45,339  $    37,021
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The information at June 30, 1999, and for the three- and six-month periods ended June 30, 1999 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. Such interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K/A furnished to the Securities and Exchange Commission.

COMPREHENSIVE INCOME

    Following are the components of comprehensive income (in thousands):

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                    ----------------------  ----------------------
                                                                       1999        1998        1999        1998
                                                                    ----------  ----------  ----------  ----------
Net loss..........................................................  $  (15,035) $  (14,844) $  (30,822) $  (22,229)
Net unrealized losses on available-for-sale securities............        (979)        (35)     (1,505)       (163)
                                                                    ----------  ----------  ----------  ----------
Comprehensive income (loss).......................................  $  (16,014) $  (14,879) $  (32,327) $  (22,392)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

BASIC AND DILUTED NET LOSS PER COMMON SHARE

    For each period presented, basic and diluted net loss per common share are computed based on the weighted average number of common shares outstanding during the period. Convertible preferred stock and stock options could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share as their effect is antidilutive for the periods presented.

2.  MERGER WITH NEXSTAR PHARMACEUTICALS, INC.

    On July 29, 1999, the Company acquired all of the outstanding stock of NeXstar Pharmaceuticals, Inc., a Delaware corporation ("NeXstar"), pursuant to an Agreement and Plan of Merger, dated as of February 28, 1999 ("Merger Agreement"), among Gilead, NeXstar, and a merger subsidiary wholly owned by Gilead. Pursuant to the Merger Agreement, NeXstar was merged with the wholly owned subsidiary of Gilead, with NeXstar as the surviving corporation. As a result, NeXstar became a wholly owed subsidiary of Gilead. In connection with the merger, Gilead issued a total of approximately 11,212,730 shares of Gilead common stock, or 0.3786 of a share of Gilead common stock for each share of NeXstar common stock, to the existing stockholders of NeXstar as consideration for all shares of common stock of NeXstar. In addition, holders of options and warrants outstanding at the time of the merger to purchase an aggregate of approximately 2,236,413 shares of NeXstar common stock will receive, upon exercise of such options and warrants, the same fraction of a share of Gilead's common stock, and holders of $80,000,000 principal amount of 6.25% Convertible Subordinated Debentures of NeXstar (the "Debentures") will now have the right to convert the Debentures into an indeterminate number of shares of Gilead common stock.

                             GILEAD SCIENCES, INC.

                                 JUNE 30, 1999

                                  (UNAUDITED)

2.  MERGER WITH NEXSTAR PHARMACEUTICALS, INC. (CONTINUED)
The merger is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests.

3.  CONVERSION OF PREFERRED STOCK

    In June 1997, the Company issued 1,133,786 shares of Series B Convertible Preferred Stock ("Preferred Stock") to Pharmacia & Upjohn S.A. ("Pharmacia & Upjohn") for approximately $40.0 million, or $35.28 per share. The Preferred Stock is automatically convertible into the Company's common stock if the average of the closing prices of such common stock over any 30 consecutive trading days exceeds $49.39 or 140% of the original issue price of the Preferred Stock of $35.28 per share. On July 15, 1999, the average of the closing price of the Company's common stock for the 30 days then ended was $49.79, which triggered the automatic conversion of the Preferred Stock. Accordingly, the Preferred Stock converted into 1,133,786 shares of common stock at the original issue price of $35.28 per share on July 16, 1999.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    This report contains forward-looking statements relating to clinical and regulatory developments, marketing and sales matters, future expense levels, financial results and Year 2000 matters. These statements involve inherent risks and uncertainties. The Company's actual financial and operating results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks summarized below and described in more detail in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. In particular, factors that could result in a material difference include, but are not limited to, those relating to the ongoing development and commercialization of the Company's potential pharmaceutical products and, in the case of Year 2000 matters, the ability to identify and correct all relevant computer code and the success of remedial efforts implemented by third-party suppliers and business partners.

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

    The Company expects that its financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will successfully develop, commercialize, manufacture and market additional products, nor can there be assurance that the Company will either achieve or sustain profitability. As of June 30, 1999, the Company's accumulated deficit was approximately $249.4 million.

    As a result of the acquisition of NeXstar on July 29, 1999, Gilead's business will be subject to additional risks related to NeXstar's business. Stockholders and potential investors in the Company should carefully consider these risks in evaluating the Company and should be aware that the realization of any of these risks could have a dramatic and negative impact on the Company's business, operating results, financial condition and stock price. In addition, the forward-looking statements included in this Report relate to Gilead as a stand-alone business, and do not take into account the impact of the merger with NeXstar, which was consummated on July 29, 1999.

RESULTS OF OPERATIONS

REVENUES

    The Company had total revenues of $8.7 million and $7.0 million for the quarters ended June 30, 1999 and 1998, respectively. For the six-month periods ended June 30, 1999 and 1998, total revenues were $13.6 million and $20.6 million, respectively. Total revenues include revenues from net product sales, contracts, including research and development ("R&D") collaborations, and net royalties.

    Aggregate net product sales and net royalty revenues were $2.1 million and $2.4 million for the quarters ended June 30, 1999 and 1998, respectively. In the six-month periods, aggregate net product sales and royalties were $4.1 million in 1999 and $4.5 million in 1998. All of the Company's product sales and royalty revenue relate to VISTIDE, which the Company began to sell in mid-1996. As expected, VISTIDE sales have continued to decline in 1999, primarily due to a decline in the incidence of CMV retinitis as a result of more effective human immunodeficiency virus ("HIV") therapies. In each period, net royalty revenue is primarily comprised of royalties from Pharmacia & Upjohn on sales of VISTIDE outside the United States. The Company anticipates that VISTIDE product sales and royalty revenues will be comparable to 1998 levels or will decline further in 1999 and later years as HIV therapies continue to improve.

    Also included in total revenues are contract revenues of $6.6 million and $4.7 million for the quarters ended June 30, 1999 and 1998, respectively. In the six-month periods, total revenues include contract revenues of $9.5 million in 1999 and $16.1 million in 1998. Substantially all of the contract revenue recognized during 1999 relates to the Company's agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche, Inc. (collectively, "Roche") for the development of Tamiflu-TM- (oseltamivir phosphate), formerly known as GS 4104, for the potential prevention and treatment of influenza. During the second quarter of 1999, Gilead recorded two milestone payments totaling $6.0 million from Roche associated with submissions for marketing clearance of Tamiflu for the treatment of influenza in the United States and European Union. In the first quarter of 1999, the Company also recognized a $2.0 milestone payment from Roche based upon the commencement of pivotal clinical trials of Tamiflu in Japan.

    Contract revenue for the three- and six-month periods ended June 30, 1999 also includes $0.6 million and $1.3 million, respectively, received from Roche as reimbursement of expenses related to the development of Tamiflu. Similarly, contract revenue for the three- and six-month periods ended June 30, 1998 include $3.9 million and $14.6 million, respectively, of such development-related expenses. The $14.6 million received from Roche during the six months ended June 30, 1998 includes $5.2 million attributable to research and development expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement in the first quarter of 1998.

    For the three- and six-month periods ended June 30, 1998, contract revenue includes $0.8 million and $1.5 million, respectively, recognized under the Company's collaborative research and development agreement with Glaxo Wellcome Inc. related to the Company's code blocker program. This agreement was terminated in June 1998.

OPERATING COSTS AND EXPENSES

    The Company's cost of product sales relates to VISTIDE and was $0.1 million for each of the quarters ended June 30, 1999 and 1998. Cost of product sales for the six-month periods ended June 30, 1999 and 1998 was $0.2 million and $0.3 million, respectively. Presently, cost of product sales is not a significant operating cost of the Company.

    R&D expenses for the second quarter of 1999 were $18.2 million, compared to $18.3 million for the same period in 1998. R&D expenses for the six-month periods ended June 30, 1999 and 1998 were $34.0 million and $37.3 million, respectively. These expenses decreased slightly in the 1999 periods relative to 1998 because of Gilead's reduced level of involvement in the development of Tamiflu, offset in part by greater levels of expense in 1999 for the development programs for adefovir dipivoxil for hepatitis B and tenofovir disoproxil fumarate (PMPA oral prodrug) for HIV. The Company expects its R&D expenses to increase during the remaining quarters of 1999 relative to 1998, reflecting increased expenses related to clinical trials for several product candidates as well as related increases in staffing and manufacturing process development.

    Selling, general and administrative ("SG&A") expenses were $7.9 million and $8.4 million for the quarters ended June 30, 1999 and 1998, respectively. For the six-month periods ended June 30, 1999 and 1998, SG&A expenses were $15.7 million and $15.2 million, respectively. The Company expects its SG&A expenses will increase during the remainder of 1999 over 1998 expense levels, primarily to support the increased level of R&D activities and, to a lesser extent, to support the expansion of sales and marketing capacity in anticipation of the potential launch of adefovir dipivoxil, an investigational reverse transcriptase inhibitor currently being studied to treat HIV.

    Merger related expenses attributable to the Company's merger with NeXstar were $0.7 million for the quarter ended June 30, 1999 and $1.3 million for the six months then ended. Merger-related expenses incurred to date are primarily for professional services and other merger-related fees. The Company will recognize significant one-time merger-related expenses related to the closing of the NeXstar merger in the third quarter of 1999.

NET INTEREST INCOME

    The Company had net interest income of $3.3 million and $5.0 million for the quarters ended June 30, 1999 and 1998, respectively. Net interest income earned during the six-month periods ended June 30, 1999 and 1998 was $6.8 million and $10.0 million, respectively. As expected, the Company's net interest income is decreasing in each 1999 period as compared to the corresponding 1998 period, primarily due to the decline in cash, cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments totaled $240.5 million at June 30, 1999, compared to $279.9 million at December 31, 1998. The decrease is primarily due to the net use of cash to fund operations of $40.3 million and the use of cash to purchase property and equipment items of $3.9 million. Aggregate cash receipts from exercises of employee stock options and shares issued under the employee stock purchase plan of $6.6 million offset such uses of cash.

    Significant changes in working capital during 1999 include a $6.5 million increase in the balance of other current assets. This use of cash is primarily attributable to a receivable from Roche of $5.6 million and prepayments of clinical trial costs. At December 31, 1998, other accrued liabilities includes a $5.0 million accrued liability to Roche, which represents Roche's 1998 R&D funding in excess of the Company's related R&D spending. During 1999, the Company has achieved three milestones under its R&D agreement with Roche and recognized $8.0 million of contract revenue as a result. Roche funded a portion of these milestone payments, as well as the $0.7 million of R&D reimbursement revenue for the first quarter of 1999, by permitting Gilead to offset its liability to Roche. Accordingly, the $5.0 million reported as an accrued liability at December 31, 1998 is reported as contract revenue during 1999. Offsetting in part this $5.0 million decrease in other accrued liabilities at June 30, 1999 as compared to December 31, 1998, are increases in several other accrued operating account balances.

    The Company believes that its existing capital resources, supplemented by net product revenues and contract and royalty revenues, will be adequate to satisfy its capital needs for the foreseeable future. As of June 30, 1999, Gilead was entitled to additional cash payments of up to $26.0 million from Roche upon achieving specific developmental and regulatory milestones, although there can be no assurance that the milestones will be met. The Company's future capital requirements will depend on many factors, including its merger with NeXstar, the progress of the Company's research and development efforts, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of VISTIDE and any of the Company's products in development that receive marketing approval, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the expansion of sales and marketing capabilities, possible geographic expansion and the establishment of additional collaborative relationships with other companies.

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

    The Company has prioritized the implementation phase to first address software or hardware that affects product manufacturing, quality control and safety, employee safety, revenues or cash reserves. Two systems that have been identified as critical to Gilead's operations are software programs from JD Edwards, Inc. ("JDE") and Beckman-Coulter, Inc. ("Beckman"). The JDE system is an enterprise-wide program that tracks financial information, processes sales orders and monitors purchasing and manufacturing activities. During 1998, the Company upgraded the JDE system to a Year 2000 compliant version, which is now operational. The Beckman system monitors and records laboratory data. The Beckman system upgrades were successfully completed during the second quarter of 1999.

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

    Among the most critical third parties the Company relies on are the financial institutions that manage Gilead's cash and investments of approximately $240.5 million at June 30, 1999, the Company's stock transfer agent, contract manufacturers, contract research and laboratory organizations and the FDA. The Company intends to continue monitoring and evaluating these third parties to the extent practical through the end of 1999.

    Gilead anticipates that the total cost of its Year 2000 compliance efforts will not be material to its financial condition or results of operations. The current estimate for external costs of total compliance efforts is approximately $2.1 million, of which $2.0 million has been incurred to date. Of the amount incurred to date, $1.3 million has been expensed and the remainder has been capitalized. The $0.1 million of remaining costs are primarily consulting fees and will be charged to expense. These amounts do not include any costs to Gilead that may result from the failure of any third-party supplier or business partner to achieve Year 2000 compliance.

    The Company is also developing a series of contingency plans for certain critical applications. These plans involve, among other actions, manual solutions, increased inventories and modified staffing strategies. These contingency plans are expected to be finalized and ready for implementation, if necessary, before the end of 1999.

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

    The Company cannot predict with any certainty whether its critical third-party suppliers and business partners will achieve Year 2000 compliance, or whether the failure of any such third party to do so would have a material effect on the Company's business. However, the Company is establishing contingency plans for maintaining operations with all its critical third-party suppliers and business partners to minimize any disruption in its day-to-day business operations.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    No. 27--Financial Data Schedule

(b) Reports on Form 8-K

    On August 6, 1999, the Registrant filed a Current Report on Form 8-K regarding its merger with NeXstar Pharmaceuticals, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GILEAD SCIENCES, INC.
                                              -------------------------------------------
                                              (Registrant)

Date: August 13, 1999                         /s/ JOHN C. MARTIN
                                              -------------------------------------------
                                              John C. Martin
                                              President and Chief Executive Officer

Date: August 13, 1999                         /s/ MARK L. PERRY
                                              -------------------------------------------
                                              Mark L. Perry
                                              Senior Vice President, Chief Financial
                                              Officer
                                              and General Counsel
                                              (Principal Financial and Accounting Officer)