Form 10-Q
period 1999-09-30
GILEAD SCIENCES INC
filed 1999-11-12
CIK 882095

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

For the period ended   September 30, 1999
                    ---------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to ____________________

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

                              Yes /X/       No / /

    Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of October 29, 1999: 43,925,623

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GILEAD SCIENCES, INC.

                                     INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I. FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements and Notes

                        Consolidated Balance Sheets--September 30, 1999 and               3
                        December 31, 1998...........................................

                        Consolidated Statements of Operations--for the three and
                        nine months ended September 30, 1999 and 1998...............      4

                        Consolidated Statements of Cash Flows--for the nine months
                        ended September 30, 1999 and 1998...........................      5

                        Notes to Consolidated Financial Statements..................      6

Item 2.                 Management's Discussion and Analysis of Financial Condition      11
                        and Results of Operations...................................

PART II. OTHER INFORMATION

Item 4.                 Submission of Matters to a Vote of Security Holders.........     17

Item 6.                 Exhibits and Reports on Form 8-K............................     18

SIGNATURES..........................................................................     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                             GILEAD SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 70,793        $101,136
  Marketable securities.....................................     236,602         247,607
  Accounts receivable.......................................      46,663          43,090
  Inventories...............................................      20,077          16,550
  Prepaid expenses and other................................      13,543           8,506
                                                                --------        --------
    Total current assets....................................     387,678         416,889
Property, plant and equipment, net..........................      49,216          51,019
Other noncurrent assets.....................................      12,298          19,856
                                                                --------        --------
                                                                $449,192        $487,764
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 10,771        $  7,662
  Accrued clinical and preclinical expenses.................      10,302          12,841
  Accrued compensation and employee benefits................      11,068           9,387
  Other accrued expenses....................................      15,377          19,327
  Deferred revenue..........................................       5,692           3,275
  Long-term obligations due within one year.................       3,631           4,842
                                                                --------        --------
    Total current liabilities...............................      56,841          57,334
Accrued litigation settlement expenses due after one year...       7,109           7,848
Long-term obligations due after one year....................       5,885           8,883
Convertible subordinated debentures.........................      79,558          80,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.001 per share, issuable in
    series; 5,000,000 shares authorized; 1,133,786 shares of
    Series B convertible preferred issued and outstanding at
    December 31, 1998 (liquidation preference of $40,000)...          --               1
  Common stock, par value $.001 per share; 100,000,000
    shares authorized; 43,869,092 shares and 41,562,837
    shares issued and outstanding at September 30, 1999 and
    December 31, 1998, respectively.........................          44              42
  Additional paid-in capital................................     742,719         716,964
  Accumulated other comprehensive loss......................      (2,582)           (337)
  Deferred compensation.....................................        (104)           (225)
  Accumulated deficit.......................................    (440,278)       (382,746)
                                                                --------        --------
Total stockholders' equity..................................     299,799         333,699
                                                                --------        --------
                                                                $449,192        $487,764
                                                                ========        ========

Note: The consolidated balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         1999       1998       1999       1998
                                                         ----       ----       ----       ----
Revenues:

  Product sales, net.................................  $ 34,598   $ 28,458   $100,628   $ 81,898
  Contract revenue...................................     1,247      1,811     12,149     22,250
  Royalty revenue, net...............................     2,545      1,597      7,426      4,520
                                                       --------   --------   --------   --------
Net revenues.........................................    38,390     31,866    120,203    108,668
Costs and expenses:
  Cost of products sold..............................     7,258      5,769     21,745     16,945
  Research and development...........................    28,192     28,584     81,745     92,559
  Selling, general and administrative................    19,079     19,068     58,667     56,560
  Merger related expenses............................    15,079         --     18,179         --
                                                       --------   --------   --------   --------
Total costs and expenses.............................    69,608     53,421    180,336    166,064
                                                       --------   --------   --------   --------
Loss from operations.................................   (31,218)   (21,555)   (60,133)   (57,396)
Gain on sale of a majority interest in a
  subsidiary.........................................        --     21,480         --     21,480
Interest income......................................     3,866      5,032     12,537     16,623
Interest expense.....................................    (1,623)    (1,769)    (4,939)    (5,483)
                                                       --------   --------   --------   --------
Income (loss) before provision for income taxes and
  and equity in loss of unconsolidated affiliate.....   (28,975)     3,188    (52,535)   (24,776)
Provision for income taxes...........................       220        262        726        649
Equity in loss of unconsolidated affiliate...........     1,170        724      4,271        724
                                                       --------   --------   --------   --------
Net income (loss)....................................  $(30,365)  $  2,202   $(57,532)  $(26,149)
                                                       ========   ========   ========   ========
Basic and diluted net income (loss) per common
  share..............................................  $  (0.70)  $   0.05   $  (1.36)  $  (0.64)
                                                       ========   ========   ========   ========
Common shares used to calculate basic net income
  (loss) per common share............................    43,467     41,286     42,446     40,886
                                                       ========   ========   ========   ========
Common shares used to calculate diluted net income
  (loss) per common share............................    43,467     43,280     42,446     40,886
                                                       ========   ========   ========   ========

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (57,532)  $ (26,149)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      9,472       9,967
    Gain on sale of a majority interest in a subsidiary.....         --     (21,480)
    Equity in loss of unconsolidated affiliate..............      4,271         724
    Litigation settlement charges...........................        574         626
    Net additions to (reductions of) allowance for doubtful
     accounts...............................................        597         (70)
    Net unrealized loss (gain) on foreign currency
     transactions...........................................      2,137      (1,868)
    Changes in assets and liabilities:
      Accounts receivable...................................     (6,108)     (7,365)
      Inventories...........................................     (3,664)      1,224
      Prepaid expenses and other assets.....................     (2,798)      5,459
      Accounts payable......................................      3,049        (491)
      Accrued liabilities...................................     (6,170)        384
      Deferred revenue......................................      2,416          17
                                                              ---------   ---------
Net cash used in operating activities.......................    (53,756)    (39,022)
                                                              ---------   ---------

INVESTING ACTIVITIES:
  Purchases of marketable securities........................   (156,767)   (346,076)
  Sales of marketable securities............................     94,075     285,540
  Maturities of marketable securities.......................     72,314     124,557
  Capital expenditures......................................     (7,373)     (8,710)
  Proceeds from sale of a majority interest in a
    subsidiary..............................................         --      15,000
  Investment in unconsolidated affiliate....................         --      (4,900)
  Payments received on note receivable......................         --         550
                                                              ---------   ---------
Net cash provided by investing activities...................      2,249      65,961
                                                              ---------   ---------

FINANCING ACTIVITIES:
  Proceeds from issuances of common stock...................     25,314      16,853
  Payments of short-term borrowings, net....................         --      (5,039)
  Proceeds from issuance of long-term debt..................         --       4,324
  Repayments of long-term debt..............................     (4,250)     (5,163)
                                                              ---------   ---------
Net cash provided by financing activities...................     21,064      10,975
                                                              ---------   ---------
Effect of exchange rate changes on cash.....................        100         280
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........    (30,343)     38,194
Cash and cash equivalents at beginning of period............    101,136      71,305
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  70,793   $ 109,499
                                                              =========   =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued upon conversion of debentures...........  $     442   $      --
                                                              =========   =========

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information at September 30, 1999 and for the three- and nine-month periods ended September 30, 1999 and 1998 includes all adjustments (consisting only of normal recurring adjustments) that the management of Gilead Sciences, Inc. ("Gilead" or the "Company") believes necessary for fair presentation of the balances and results for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

    Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for sales returns and bad debts and accrued clinical and preclinical expenses. Actual results may differ from these estimates. The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries; significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

    On July 29, 1999, Gilead acquired all of the outstanding shares of NeXstar Pharmaceuticals, Inc. ("NeXstar") in a business combination accounted for as a pooling of interests. Accordingly, the financial information for prior periods has been restated to represent the combined financial results of Gilead and NeXstar. For additional information, refer to Note 2.

    The accompanying financial information should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K/A, the Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 6, 1999 and the
Form 8-K filed with the SEC on September 15, 1999. Both Form 8-K filings restate financial information for prior periods to reflect the combined results of Gilead and NeXstar.

NEW ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and hedging activities. In
June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT
NO. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and, therefore, the Company will adopt this accounting standard effective January 1, 2001. Management has not yet determined the impact of SFAS No. 133 on its financial position or results of operations.

2.  MERGER WITH NEXSTAR PHARMACEUTICALS, INC.

    On July 29, 1999, the Company acquired all of the outstanding stock of NeXstar pursuant to an Agreement and Plan of Merger dated as of February 28, 1999, among Gilead, NeXstar, and a merger subsidiary wholly owned by Gilead. Pursuant to the Merger Agreement, NeXstar was merged with the wholly owned subsidiary of Gilead, with NeXstar as the surviving corporation. As a result, NeXstar

                             GILEAD SCIENCES, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

2.  MERGER WITH NEXSTAR PHARMACEUTICALS, INC. (CONTINUED)

became a wholly owned subsidiary of Gilead. In connection with the merger, Gilead issued a total of approximately 11,212,730 shares of Gilead common stock, or 0.3786 of a share of Gilead common stock for each share of NeXstar common stock, to the existing stockholders of NeXstar as consideration for all shares of capital stock of NeXstar. In addition, holders of options and warrants outstanding at the time of the merger to purchase an aggregate of approximately 2,236,413 shares of NeXstar common stock will receive, upon exercise of such options and warrants, the same fraction of a share of Gilead's common stock, and holders of $80,000,000 principal amount of 6.25% Convertible Subordinated Debentures of NeXstar (the "Debentures") will now have the right to convert the Debentures into approximately 1.8 million shares of Gilead common stock. The merger is intended to qualify as a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, Gilead's consolidated financial statements have been retroactively restated for periods prior to July 1999 to include the combined financial results of Gilead and NeXstar. The consolidated balances and results of operations of the combined companies have been presented in all periods and no material adjustments were necessary to conform the accounting policies of the two companies.

    The table below presents the separate results of operations for Gilead and NeXstar for the periods prior to the merger and combined results after the merger:

                                                                       MERGER-RELATED
(IN THOUSANDS)                                    GILEAD    NEXSTAR     ADJUSTMENTS      TOTAL
--------------                                   --------   --------   --------------   --------
Quarter ended September 30, 1999
  Revenues.....................................  $  2,685   $ 35,705      $     --      $ 38,390
  Net income (loss)............................   (23,398)     8,112       (15,079)(a)   (30,365)
Quarter ended September 30, 1998
  Revenues.....................................  $  3,038   $ 28,828      $     --      $ 31,866
  Net income (loss)............................   (17,559)    19,460           301 (b)     2,202
Nine months ended September 30, 1999
  Revenues.....................................  $ 16,300   $103,903      $     --      $120,203
  Net income (loss)............................   (52,908)    13,555       (18,179)(a)   (57,532)
Nine months ended September 30, 1998
  Revenues.....................................  $ 23,634   $ 85,034      $     --      $108,668
  Net income (loss)............................   (39,785)    13,527           109 (b)   (26,149)

------------------------

(a) Merger-related costs

(b) Adjustment required to conform accounting policy

    As a result of its merger with NeXstar, Gilead incurred merger-related costs consisting of transaction costs (primarily professional fees, filing fees, printing costs and other related charges), employee severance costs and the write-down of certain NeXstar assets that will not be used in

                             GILEAD SCIENCES, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

2.  MERGER WITH NEXSTAR PHARMACEUTICALS, INC. (CONTINUED)

continuing operations. The following table shows the details of the merger-related costs and accruals at September 30, 1999:

                                              CHARGED TO EXPENSE THROUGH              SEPTEMBER 30, 1999
(IN THOUSANDS)                                    SEPTEMBER 30, 1999       UTILIZED    ACCRUAL BALANCE
--------------                                --------------------------   --------   ------------------
Merger transaction costs....................           $11,647             $11,618          $   29
Employee severance..........................             5,758               2,002           3,756
Write-down of NeXstar assets................               536                 N/A             N/A
Other.......................................               238                 238              --
                                                       -------             -------          ------
  Total.....................................           $18,179             $13,858          $3,785
                                                       =======             =======          ======

3.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                              ------------------   -----------------
Finished goods..............................        $ 3,811             $ 3,672
Work in process.............................          6,362               5,962
Raw materials...............................          9,904               6,916
                                                    -------             -------
Total inventories...........................        $20,077             $16,550
                                                    =======             =======

4.  CONVERSION OF PREFERRED STOCK

    In June 1997, the Company issued 1,133,786 shares of Series B Convertible Preferred Stock ("Preferred Stock") to Pharmacia & Upjohn S.A. ("Pharmacia & Upjohn") for approximately $40.0 million, or $35.28 per share. The Preferred Stock was automatically convertible into the Company's common stock if the average of the closing prices of such common stock over any 30 consecutive trading days exceeds $49.39, or 140% of the original issue price of the Preferred Stock of $35.28 per share. On July 15, 1999, the average of the closing price of the Company's common stock for the thirty days then ended was $49.79, which triggered the automatic conversion of the Preferred Stock. Accordingly, the Preferred Stock converted into 1,133,786 shares of common stock at the original issue price of $35.28 per share on July 16, 1999.

5.  STOCKHOLDERS' EQUITY

    On January 26, 1999, the Board authorized an additional 200,000 shares of common stock as available for grant under the Directors' Plan. On March 30, 1999, the Board approved an amendment to Gilead's restated certificate of incorporation to increase the authorized shares of common stock to 100 million shares, approved an amendment to the 1991 Plan increasing the number of shares reserved for issuance by 3.5 million to a total of 10.0 million shares, and approved an amendment to the ESPP increasing the number of shares reserved for issuance by 330,000 to a total of 1.58 million shares.

                             GILEAD SCIENCES, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

5.  STOCKHOLDERS' EQUITY (CONTINUED)

These amendments and increases were approved by the Company's stockholders at its annual stockholders' meeting in July 1999.

6.  BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

    Basic earnings per share is calculated by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the number of weighted average common shares outstanding for the period plus the effect of potentially dilutive securities such as stock options, warrants and subordinated convertible debentures. For each nine-month period presented and for the three months ended September 30, 1999, such potentially dilutive securities were not included in the computation of diluted earnings per share because their effect is antidilutive in each of those periods. For the quarter ended September 30, 1998, the following is a reconciliation of the number of shares used in the basic and diluted earnings per share calculation (in thousands):

Weighted average common shares outstanding..................   41,286
Effect of dilutive securities outstanding:
  Series B Convertible Preferred Stock......................    1,133
  Employee stock options....................................      851
  Warrants..................................................       10
                                                               ------
Weighted average shares and assumed conversions.............   43,280
                                                               ======

7.  COMPREHENSIVE INCOME

    Following are the components of comprehensive income (in thousands):

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
Net income (loss)......................................  $(30,365)   $2,202    $(57,532)  $(26,149)
Net foreign currency translation loss..................      (139)      (97)       (855)      (131)
Net unrealized gain (loss) on available-for-sale
  securities...........................................       115       965      (1,390)       802
                                                         --------    ------    --------   --------
Comprehensive income (loss)............................  $(30,389)   $3,070    $(59,777)  $(25,478)
                                                         ========    ======    ========   ========

8.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    The Company has determined that it has only one reportable operating segment because management has organized the business around its functional lines.

                             GILEAD SCIENCES, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

8.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
(CONTINUED)

    Net product sales revenues consisted of the following (in thousands):

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30          SEPTEMBER 30
                                                         -------------------   -------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
AmBisome...............................................  $31,938    $25,763    $ 92,841   $73,522
DaunoXome..............................................    1,233      1,251       3,454     3,539
VISTIDE................................................    1,427      1,444       4,333     4,837
                                                         -------    -------    --------   -------
                                                         $34,598    $28,458    $100,628   $81,898
                                                         =======    =======    ========   =======

    The following is a summary of total revenues from external customers and collaborative partners by geographic areas (in thousands):

REVENUES FROM EXTERNAL CUSTOMERS AND COLLABORATIVE PARTNERS

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30          SEPTEMBER 30
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
United States.........................................  $ 7,052    $ 4,638    $ 20,045   $ 15,584
Germany...............................................    5,476      5,516      15,446     16,010
United Kingdom........................................    4,780      4,063      13,087     11,973
Italy.................................................    3,747      3,464      12,215      9,947
Spain.................................................    3,652      2,535      11,101      8,430
Switzerland...........................................      844      1,101      10,566     15,889
Sweden................................................      446        376       1,565      1,147
Other European countries..............................    9,101      7,418      26,084     21,386
Other foreign countries...............................    3,292      2,755      10,094      8,302
                                                        -------    -------    --------   --------
Consolidated total....................................  $38,390    $31,866    $120,203   $108,668
                                                        =======    =======    ========   ========

------------------------

Revenues are attributed to countries based on the location of the customer or collaborative partner.

MAJOR CUSTOMERS

    For the three months ended September 30, 1999 and 1998, revenues from one customer accounted for approximately 12.5% and 12.0% of total revenues, respectively. For the nine months ended September 30, 1999, revenues from one customer accounted for approximately 10.9% of total revenues. For the nine months ended September 30, 1998, no single customer accounted for more than 10% of total revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Gilead Sciences, Inc. (the "Company" or "Gilead") was incorporated in Delaware on June 22, 1987, and is an independent biopharmaceutical company that seeks to provide accelerated solutions for patients and the people who care for them. The Company discovers, develops, manufactures and commercializes proprietary therapeutics to treat life threatening and other serious infectious, oncological and hematological diseases. Currently, the Company markets AmBisome, an antifungal agent, DaunoXome, a drug approved for the treatment of Kaposi's Sarcoma, and VISTIDE -Registered Trademark- (cidofovir injection) for the treatment of cytomegalovirus ("CMV") retinitis. Hoffmann-LaRoche Inc. ("Roche") markets TAMIFLU-TM- (oseltamivir phosphate) for the treatment of influenza, under a collaborative agreement with the Company. In addition, the Company is developing products to treat diseases caused by human immunodeficiency virus ("HIV"), hepatitis B virus ("HBV"), bacterial infections and cancer.

    On July 29, 1999, Gilead entered into a business combination with NeXstar Pharmaceuticals, Inc. ("NeXstar"). The business combination has been accounted for as a pooling of interests and the historical consolidated financial statements of Gilead for all years prior to the business combination have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of NeXstar.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    In addition to the historical information contained in this report, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Our actual financial and operating results could differ materially from our expectations. Factors that could cause or contribute to these differences are listed below. You should also read the "Risk Factors" that are contained in our prospectus that we filed with the SEC on October 29, 1999 and our Annual Report on Form 10K/A for the year end December 31, 1998, for more detailed information regarding these and other risks and uncertainties that can affect our actual financial and operating results.

    MERGER INTEGRATION. We continue to integrate Gilead and NeXstar and unforeseen costs could require us to expend substantially more financial resources than we have anticipated.

    REGULATORY PROCESS. The FDA and foreign agencies could reject or limit the commercialization of our products for a number of reasons including: disagreement with the results or designs of our clinical trials; the belief that our products have unacceptable efficacy, toxicity or tolerability; or the belief that our products can not be safely and efficiently manufactured on a commercial basis. If these agencies reject or limit the commercialization of our products, our financial results would be adversely affected. In addition, these agencies could require us to conduct additional unanticipated clinical trials on our products the cost of which could be substantial. On November 1, 1999, an FDA Advisory Committee recommended against approval of adefovir dipivoxil, one of our product candidates for the treatment of AIDS. Although the FDA is not obligated to follow the recommendations of Advisory Committees, it generally does. If the FDA ultimately does not approve adefovir dipivoxil, this could delay the Company's ability to become profitable in the future.

    AMBISOME SALES. We rely on sales of AmBisome for a significant portion of our operating income. There are lower priced products that compete with AmBisome and there are products being developed that could compete with AmBisome in the future. If these lower priced products achieve further market acceptance, or should these products in development become commercially available, revenues from sales of AmBisome would likely decrease resulting in a reduction of operating income.

    MARKET ACCEPTANCE OF PRODUCTS. The ability of our products to achieve and sustain market acceptance will depend on a number of factors including: the receipt and scope of regulatory approvals; the availability of public and private insurance and reimbursement for our products; safety, efficacy, tolerability and cost of our products; and how our products compare to competitive products. If our products do not achieve and sustain market acceptance, our results of operations will suffer.

    COLLABORATIONS. We depend on collaborations for the development and commercialization of certain products and for revenues. These collaborations could fail for a number of reasons, including if our partners do not devote sufficient resources to the development, commercialization or marketing of our products, or if disputes arise with our partners. If our collaborations fail, the development and commercialization of our products could be delayed or revenue from our products could decline. We will also seek additional collaborations, including a collaboration for adefovir dipivoxil for the treatment of Hepatitis B virus infection. If we fail to establish additional collaborations, we will be required to develop and commercialize our proposed products at our own expense.

    FOREIGN CURRENCY FLUCTUATIONS. A significant portion of our sales are denominated in European currencies. Increases in the value of the U.S. dollar against foreign currencies may reduce our U.S. dollar return on these sales. The hedging techniques we use can reduce but not eliminate the effects of foreign currency fluctuations.

    YEAR 2000. We and our third party suppliers and partners may not successfully identify and correct all relevant Year 2000 computer problems.

    UNCERTAIN FINANCIAL RESULTS. We expect that our financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. We have never been profitable on a full-year basis and we may never achieve or sustain profitability. As of September 30, 1999, our accumulated deficit was $440.3 million.

RESULTS OF OPERATIONS

REVENUES

    The Company had total revenues of $38.4 million and $31.9 million for the quarters ended September 30, 1999 and 1998, respectively. For the nine-month periods ended September 30, 1999 and 1998, total revenues were $120.2 million and $108.7 million, respectively. Total revenues include revenues from net product sales, contracts (including research and development ("R&D") collaborations) and net royalties.

    Net product sales revenues were $34.6 million and $28.5 million for the quarters ended September 30, 1999 and 1998, respectively. Comparable amounts in the nine-month periods were $100.6 million in 1999 and $81.9 million in 1998. Net product sales revenues are primarily derived from sales of AmBisome-Registered Trademark- ((amphotericin B) liposome for injection), accounting for at least 89 percent of such revenues in each period presented. AmBisome sales for the third quarter of 1999 were $31.9 million, a 24 percent increase in sales from the same period of 1998. Gilead also recognized product revenues of $1.4 million and $1.2 million from the sale of VISTIDE-Registered Trademark- (cidofovir injection) and
DaunoXome-Registered Trademark- (daunorubicin citrate liposome injection), respectively, during the third quarter of 1999. In future periods, the combined levels of sales of VISTIDE and DaunoXome are expected to be relatively flat as compared to 1999 amounts. A significant majority of the Company's product sales are denominated in European currencies.

    During the three- and nine-month periods ended September 30, 1999, the Company recorded net royalty revenues of $2.5 million and $7.4 million, respectively. This compares to $1.6 million and $4.5 million for the three- and nine-month periods ended September 30, 1998. In each period, the majority of this royalty revenue was derived from sales of AmBisome in the United States by Fujisawa

Healthcare, Inc. ("Fujisawa"). Net royalty revenues in each of these periods also includes amounts recognized from sales of VISTIDE by Pharmacia & Upjohn S.A. outside the United States. In future periods, royalties from sales of VISTIDE are expected to be relatively flat. In October 1999, the U.S. Food and Drug Administration approved TAMIFLU for the treatment of influenza in adults. The Company co-developed TAMIFLU with Roche, which owns the commercial rights to the product and is required to pay Gilead a royalty on net sales. Beginning in 2000, the Company expects that royalties from sales of TAMIFLU will comprise the majority of its net royalty revenue.

    Also included in total revenues are contract revenues of $1.2 million and $1.8 million for the quarters ended September 30, 1999 and 1998, respectively. In the nine-month periods, total revenues include contract revenues of $12.1 million in 1999 and $22.3 million in 1998. In each period presented, the majority of the contract revenue recognized relates to the Company's agreement with Roche for the development of TAMIFLU. During the second quarter of 1999, Gilead recorded two milestone payments totaling $6.0 million from Roche associated with submissions for marketing clearance of TAMIFLU for the treatment of influenza in the United States and European Union. In the first quarter of 1999, the Company also recognized a $2.0 milestone payment from Roche based upon the commencement of pivotal clinical trials of TAMIFLU in Japan.

    Contract revenue for the three- and nine-month periods ended September 30, 1999 also includes $0.7 million and $2.0 million, respectively, received from Roche as reimbursement of expenses related to the development of TAMIFLU. Similarly, contract revenue for the three- and nine-month periods ended September 30, 1998 include $0.9 million and $15.5 million, respectively, of such development-related expenses. The $15.5 million received from Roche during the nine months ended September 30, 1998 also includes $5.2 million attributable to research and development expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement in the first quarter of 1998. Further, in the first quarter of 1998, the Company recorded as contract revenue a $3.0 million milestone payment from Sumitomo Pharmaceuticals Co., Ltd., related to a license of AmBisome rights in Japan.

COST OF PRODUCTS SOLD

    Cost of products sold was $7.3 million and $21.7 million, or approximately 21% and 22%, respectively, of net product sales revenue for the three and nine months ended September 30, 1999, compared to $5.8 million and $16.9 million, or approximately 20% and 21%, respectively, of net product sales revenue for the corresponding 1998 periods. The Company expects this relationship between cost of products sold and net product sales to be consistent for the foreseeable future, provided there are no significant changes in the nature or mix of product sales.

OPERATING EXPENSES

    R&D expenses for the third quarter of 1999 were $28.2 million, compared to $28.6 million for the same period in 1998. R&D expenses for the nine-month periods ended September 30, 1999 and 1998 were $81.7 million and $92.6 million, respectively. For the nine-month comparisons, these expenses decreased in the 1999 period relative to 1998 because of Gilead's reduced research activities at its Boulder, Colorado facility and its reduced level of involvement in the development of TAMIFLU. Such decreases were offset in part by greater levels of expense in 1999 for the development programs for adefovir dipivoxil for hepatitis B, tenofovir disoproxil fumarate (PMPA oral prodrug) for HIV, MiKasome-Registered Trademark- (liposomal amikacin) for severe bacterial infection and NX 211 (liposomal lurtotecan) for cancer. The Company expects its R&D expenses to increase during the remainder of 1999 and 2000 relative to the first nine months of 1999, primarily reflecting increased expenses related to the continued development of adefovir dipivoxil for hepatitis B and tenofovir disoproxil fumarate for HIV.

    Selling, general and administrative ("SG&A") expenses were $19.1 million for each of the quarters ended September 30, 1999 and 1998. For the nine-month periods ended September 30, 1999 and 1998, SG&A expenses were $58.7 million and $56.6 million, respectively. The Company expects its SG&A expenses to increase in 2000 to support increased R&D activities.

    Merger related expenses attributable to the Company's merger with NeXstar were $15.1 million for the quarter ended September 30, 1999 and $18.2 million for the nine months then ended. Merger-related expenses primarily consist of transaction costs, including professional fees, filing fees and printing costs, employee severance costs and the write-down of certain NeXstar assets that will not be used in future operations. The Company does not expect to recognize significant expenses related to the NeXstar merger in future periods.

INTEREST INCOME AND INTEREST EXPENSE

    The Company had interest income of $3.9 million and $5.0 million for the quarters ended September 30, 1999 and 1998, respectively. Interest income earned during the nine-month periods ended September 30, 1999 and 1998 was $12.5 million and $16.6 million, respectively. As expected, the Company's interest income has decreased in each 1999 period as compared to the corresponding 1998 period, primarily due to the decline in cash, cash equivalents and marketable securities.

    The Company incurred interest expense of $1.6 million and $1.8 million, respectively, for the quarters ended September 30, 1999 and 1998. During the nine-month periods, interest expense was $4.9 million and $5.5 million respectively. The decline in interest expense is primarily due to the repayment of debt obligations.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

    For the three months ended September 30, 1999, the Company recorded
$1.2 million as its equity in the loss of Proligo L.L.C. ("Proligo"), representing its 49% share of losses for the three months ended August 31, 1999, the Proligo fiscal third quarter. The loss reported by Proligo for the nine months ended August 31, 1999 included eleven months of operating losses
(October 1, 1998 through August 31, 1999) for Proligo's Hamburg, Germany subsidiary (the "Hamburg Company"). The additional two months of losses from the Hamburg Company were recorded in Proligo's operating results because the Hamburg Company changed from a September 30 fiscal year end to a November 30 fiscal year end in 1999 to conform to Proligo's November 30 fiscal year end. As a result, the Hamburg Company will report 14 months of operating results in its 1999 fiscal year operating results (October 1, 1998 through November 30, 1999) and these 14 months of operating results will be included in the Proligo fiscal 1999 operating results. The Proligo operating loss for September 1999 is approximately $0.3 million of which the Company will recognize its 49% share (approximately $0.1 million) in the three months ending December 31, 1999. The Company expects to record additional losses from its equity investment in Proligo in future periods.

    The Company's investment in Proligo is reported in other noncurrent assets on the balance sheet. The carrying amount of this investment is $5.4 million and $10.3 million at September 30, 1999 and December 31, 1998, respectively. In October 1999, the Company funded Proligo with an additional $2.5 million in cash to maintain its 49% ownership interest in Proligo. In the event Proligo needs additional capital in 2000 of up to $5.0 million, the Company has agreed to contribute its proportionate share of such additional capital.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and marketable securities totaled $307.4 million at September 30, 1999, compared to $348.7 million at December 31, 1998. This decrease of $41.3 million is primarily due to the uses of cash to fund operating activities, repay long-term debt obligations and purchase captial items, partially offset by proceeds from issuances of stock under employee stock plans.

    Significant changes in working capital during 1999 include a $3.5 million increase in the balance of inventories. This use of cash reflects a build-up of the Company's inventory of adefovir dipivoxil. Prepaid assets and other also increased by $5.0 million. This increase includes receivables from two of the Company's collaborative partners, Roche and Pharmacia & Upjohn, totaling
$3.1 million and the reclassification of a note receivable of $1.6 million from long-term to short-term. At December 31, 1998, other accrued liabilities includes a $5.0 million accrued liability to Roche, which represents Roche's 1998 R&D funding in excess of the Company's related R&D spending. During 1999, the Company has achieved three milestones under its R&D agreement with Roche and recognized $8.0 million of contract revenue as a result. Roche funded a portion of these milestone payments, as well as the $0.7 million of R&D reimbursement revenue for the first quarter of 1999, by permitting Gilead to offset its liability to Roche. Accordingly, the $5.0 million reported as an accrued liability at December 31, 1998 is reported as contract revenue during 1999.

    The Company believes that its existing capital resources, supplemented by net product revenues and contract and royalty revenues, will be adequate to satisfy its capital needs for the foreseeable future. As of September 30, 1999, Gilead was entitled to additional cash payments of up to $26.0 million from Roche upon achieving specific developmental and regulatory milestones, although there can be no assurance that any of the milestones will be met. The Company's future capital requirements will depend on many factors, including its integration with NeXstar, the progress of the Company's research and development efforts, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of AmBisome and any of the Company's products in development that receive marketing approval, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the expansion of sales and marketing capabilities, possible geographic expansion and the establishment of additional collaborative relationships with other companies.

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

    To date, Gilead has substantially completed the first five phases of the project and is in the process of designing and implementing contingency and business continuation plans for critical systems. These plans involve, among other actions, manual solutions, increased inventories and modified staffing strategies. These contingency plans are expected to be finalized and ready for implementation, if necessary, before the end of 1999. Overall, the Company anticipates that, for business-critical systems, all of its Year 2000 project activities will be complete by the end of 1999.

    The Company prioritized the implementation phase of this project to first address software or hardware that affects product manufacturing, quality control and safety, employee safety, revenues or cash reserves. Two systems that have been identified as critical to Gilead's operations are software programs from JD Edwards, Inc. ("JDE") and Beckman-Coulter, Inc. ("Beckman"). The JDE system is an enterprise-wide program that tracks financial information, processes sales orders and monitors purchasing and manufacturing activities. During 1998, the Company upgraded the JDE system to a Year 2000 compliant version, which is now operational. The Beckman system monitors and records laboratory data. The Beckman system upgrades to a Year 2000-compliant version were successfully completed during the second quarter of 1999.

    The Company has performed evaluations of all its critical third-party suppliers and business partners. Responses to Gilead's inquiries regarding Year 2000 compliance in many cases have been general and nonbinding. However, substantially all respondents indicate that their Year 2000 compliance efforts are progressing on schedule, and that their computer systems either are or will be Year 2000-compliant at the appropriate time. A significant majority of these respondents are presently in the final testing phase of their Year 2000 compliance projects, and many of them indicate that they are concurrently developing contingency plans.

    Among the most critical third parties the Company relies on are the financial institutions that manage Gilead's cash and marketable securities of approximately $307.4 million at September 30, 1999, the Company's stock transfer agent, contract manufacturers, contract research and laboratory organizations and the FDA. The Company intends to continue monitoring and evaluating these third parties to the extent practical through the end of 1999.

    Gilead anticipates that the total cost of its Year 2000 compliance efforts will not be material to its financial condition or results of operations. The current estimate for external costs of total compliance efforts is approximately $2.2 million, of which $2.1 million has been incurred to date. Of the amount incurred to date, $1.3 million has been expensed and the remainder has been capitalized. The $0.1 million of remaining costs are primarily consulting fees that will be charged to expense. These amounts do not include any costs to Gilead that result from the failure of any third-party supplier or business partner to achieve Year 2000 compliance.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders on July 29, 1999, the stockholders elected seven directors to serve for the ensuing year and until their successors are elected, approved the issuance of shares in connection with the NeXstar merger, approved the Company's 1991 Stock Option Plan, as amended (Stock Option Plan), approved the Company's Employee Stock Purchase Plan, as amended (ESPP), approved the Non-Employee Director's Stock Option Plan, as amended, approved an amendment to the Certificate of Incorporation, and ratified the selection of Ernst & Young LLP as independent auditor of the Company for its fiscal year ending December 31, 1999 (Selection of Auditors).

    Of the 32,190,870 shares of Common Stock and Series B Preferred Stock of the Company, voting together and outstanding as of the June 11, 1999 record date for the Annual Meeting (the "Outstanding Shares"), the holders of 28,514,180 were present at the meeting in person or by proxy, constituting a quorum of the Outstanding Shares. The votes regarding the election of directors were as follows:

                                                     VOTES FOR    VOTES WITHHELD
                                                     ----------   --------------
Paul Berg..........................................  28,392,378      121,802
Etienne F. Davignon................................  28,399,915      114,265
James M. Denny, Sr.................................  28,400,382      113,798
John C. Martin.....................................  28,396,291      117,889
Gordon E. Moore....................................  28,394,582      119,598
Donald H. Rumsfeld.................................  28,392,460      121,720
George P. Schultz..................................  28,392,087      122,093

    Of the Outstanding Shares, 23,169,214 shares were voted to approve the issuance of shares in connection with the NeXstar merger; 44,443 shares were voted against; 8,109 shares abstained; and 5,292,414 shares were broker non-votes.

    Of the Outstanding Shares, 17,035,202 shares were voted to approve the Stock Option Plan; 6,169,850 shares were voted against; 16,714 shares abstained; and 5,292,414 shares were broker non-votes.

    Of the Outstanding Shares, 22,504,254 shares were voted to approve the ESPP; 699,386 shares were voted against; 18,126 shares abstained; and 5,292,414 shares were broker non-votes.

    Of the Outstanding Shares, 20,408,104 shares were voted to approve the Non-Employee Director's Stock Option Plan; 2,786,577 shares were voted against; 28,430 shares abstained; and 5,291,069 shares were broker non-votes.

    Of the Outstanding Shares, 26,113,987 shares were voted to approve the amendment to the Certificate of Incorporation; 2,386,459 shares were voted against; 13,734 shares abstained; no shares were broker non-votes.

    Of the Outstanding Shares, 28,347,107 shares were voted for the ratification of the Selection of Auditors; 27,841 shares were voted against; 136,337 shares abstained; and 2,495 shares were broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

      No. 27--Financial Data Schedule

    (b) Reports on Form 8-K

      On August 6, 1999, the Registrant filed a Current Report on Form 8-K regarding its merger with NeXstar.

      On September 15, 1999 the Registrant filed an additional Current Report on Form 8-K regarding its merger with NeXstar, which included audited supplemental consolidated balance sheets of Gilead as of December 31, 1998 and 1997 and the related supplemental consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 together with the related supplemental financial statement schedule of Gilead, representing Gilead's and NeXstar's combined operations for these periods.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       GILEAD SCIENCES, INC.
                                                       (Registrant)

Date: November 12, 1999                                                 /s/ JOHN C. MARTIN
                                                            -------------------------------------------
                                                                          John C. Martin
                                                               PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 12, 1999                                                  /s/ MARK L. PERRY
                                                            -------------------------------------------
                                                                           Mark L. Perry
                                                                      SENIOR VICE PRESIDENT,
                                                            CHIEF FINANCIAL OFFICER AND GENERAL COUNSEL
                                                           (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)