Form 10-K405
period 1999-12-31
GILEAD SCIENCES INC
filed 2000-03-30
CIK 882095

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock on the Nasdaq Stock Market on February 25, 2000 was $2,442,500,000*.

    The number of shares outstanding of the Registrant's Common Stock on February 25, 2000 was 44,388,828.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Specified portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated by reference into Part III of this Report.

------------------------

* Based on a closing price of $72.34 per share. Excludes 10,625,287 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 25, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    In addition to the historical information contained in this report, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Our actual financial and operating results could differ materially from our expectations. Factors that could cause or contribute to these differences include uncertainties related to future sales of our products and uncertainties relating to clinical results and regulatory approval of our product candidates, as well as the factors listed under "Risk Factors" beginning on page 26 of this report.

GENERAL

    Gilead Sciences, Inc. is an independent biopharmaceutical company that seeks to provide accelerated solutions for patients and the people who care for them. We have a broad-based focus on developing and marketing drugs to treat patients with infectious diseases, including viral infections, fungal infections and bacterial infections, and a specialized focus on cancer. We also have expertise in liposomal drug delivery technology, a technology that we use to develop drugs that are safer, easier for patients to tolerate and more effective.

    Within our focus areas, we have developed four products that have been approved by the U.S. Food and Drug Administration (FDA). We also have five product candidates in human clinical trials, including two that are in "Phase III" advanced clinical trials. In addition, we continually seek to develop or acquire rights to additional products, compounds and technologies to treat diseases for which no therapies exist or for which patients and the medical community have demanded new and improved therapies.

    Developing and selling drugs is a very difficult business. We discuss many of the factors that make this a difficult business under the caption "Risk Factors" beginning on page 26. Perhaps the most challenging aspect of our business is the complex regulatory environment that we operate in. Before we can sell a drug, we must obtain a substantial amount of data about the drug in rigorous clinical trials. The FDA and regulatory authorities in other countries then review the data generated from these trials. The FDA and these other regulatory authorities will not approve a drug if they believe that it is not safe enough, or effective enough, if they believe it cannot be properly manufactured, or if they believe that our clinical trails are unreliable. In addition, our approved drugs are subject to extensive ongoing regulation.

    We have been researching and developing drugs at our corporate headquarters in Foster City since we became a company in 1987 and began selling our first commercial product, VISTIDE-Registered Trademark-, in June 1996. In July 1999, we substantially increased the size of our organization when we combined with NeXstar Pharmaceuticals, Inc. in a stock-for-stock merger. Today we have four commercial products and research and development facilities in Foster City, California, Boulder, Colorado, San Dimas, California and Cambridge, U.K. We also have manufacturing operations at our San Dimas facility and in Ireland, and sales and marketing operations in the United States, Europe and Australia.

OUR MARKETED PRODUCTS

    The products we have developed that are commercially available include:

    - AmBisome-Registered Trademark-: A drug for treating and preventing life-threatening fungal infections;

    - Tamiflu-TM-: A drug for treating influenza;

    - VISTIDE: A drug for treating CMV retinitis in AIDS patients; and

    - DaunoXome-Registered Trademark-: A drug for treating AIDS-related Kaposi's sarcoma.

    How these products are sold, and the uses or "indications" that they are approved for, varies with each product and in each country or region where they are sold.

    In 1999, we earned revenues of approximately $150.3 million from sales of these products. Of this amount, sales of AmBisome generated aggregate product sales and royalty revenues of approximately $137.5 million, or 81% of our total revenues. Hoffmann-La Roche, our corporate partner who sells Tamiflu, did not begin selling Tamiflu until November 1999. We expect that royalty revenues we earn from sales of Tamiflu in 2000 will decrease the percentage of our total revenues from sales of AmBisome, although we cannot predict with any certainty what our actual revenues from either AmBisome or Tamiflu will be in 2000. We do, however, expect that revenues from sales of AmBisome will continue to constitute a substantial majority of our total revenues in 2000.

AMBISOME

    AmBisome is a liposomal formulation of amphotericin B. Amphotericin B is a powerful antifungal agent that is well known for its ability to attack and kill a broad variety of life-threatening fungal infections but also has serious side effects, including kidney toxicity. The patients most likely to suffer from these fungal infections are patients with weakened immune systems including transplant patients, patients infected with the HIV virus, and cancer patients undergoing chemotherapy. By delivering amphotericin B in our proprietary liposomal formulation, studies show that AmBisome reduces the rate and severity of kidney toxicity and injection-related reactions, and allows these patients to receive higher and more effective doses of amphotericin B.

    We sell AmBisome in 40 countries, including the United States, all of the European Union, most of the rest of Europe and several countries in Latin America and Asia. AmBisome is primarily used for treating patients who are known to have life-threatening fungal infections. AmBisome is also approved in the United States and nine other countries to treat patients who, because of certain symptoms, are presumed to have fungal infections. In addition, AmBisome is approved in four countries as a precautionary treatment for preventing fungal infections in liver transplant patients, and is approved for treating a rare parasitic infection called visceral leishmaniasis in several countries. In 16 of the countries where we sell AmBisome, including the United States, we are authorized to promote AmBisome as a first choice for treating patients who are known to have a fungal infection--a "first line therapy". In the other 24 countries, we promote AmBisome for use after traditional amphotericin B therapy fails or when traditional amphotericin B cannot be used--a "second line therapy."

    In the United States, we co-promote AmBisome with Fujisawa Healthcare through our domestic sales force. Our agreement with Fujisawa entitles us to a percentage of revenues generated from these sales and provides that Fujisawa purchases AmBisome from us at our manufacturing cost. See "Collaborative Relationships--Fujisawa". In the major European countries and in Australia, we sell AmBisome through our international sales force. We also sell AmBisome through independent distributors in a number of countries in Europe, Latin America and Asia. Our corporate partner, Sumitomo, has filed an application requesting approval of AmBisome in Japan. We gave Sumitomo the exclusive right to sell AmBisome in Japan and would receive a percentage of any revenues that they receive from those sales. See "Collaborative Relationships--Sumitomo." Most of our sales of AmBisome are in Europe and we expect this to be the case for the foreseeable future. In most significant European countries, we sell AmBisome in the currency of that country and our revenues could therefore be decreased if the value of the U.S. Dollar were to decrease relative to these other currencies.

    Traditional amphotericin B is the most significant competition for AmBisome. In many countries, AmBisome cannot be prescribed until traditional amphotericin B therapy has failed or cannot be used. In addition, there are other lipid-based formulations of amphotericin B that compete with AmBisome and there are other products being developed that are likely to compete with AmBisome in the future. The most significant lipid-based amphotericin B product that currently competes with AmBisome is Abelcet, a drug sold by The Liposome Company. The Liposome Company recently announced that it will be acquired by Elan Corporation, a company with significantly greater resources than we have. Traditional amphotericin B is significantly less expensive than AmBisome, and Abelcet is also less expensive than AmBisome. Fujisawa recently completed a multicenter study in 244 patients comparing AmBisome to Abelcet. This study showed that in neutropenic cancer patients with unresolved fever (cancer patients with low white blood cell counts and continuing fevers), AmBisome was significantly safer than Abelcet yet was equally effective. The FDA has reviewed this study and has allowed Fujisawa to include this comparative data in their labels for AmBisome sold in the United States. We cannot be certain, however, that the medical community will accept the results of this study or that the study will improve the competitive position of AmBisome. See "Competition."

OTHER POTENTIAL USES FOR AMBISOME

    AmBisome is also being studied for the following potential uses:

    - Fujisawa has completed Phase III clinical trials for treating acute cryptococcal meningitis in AIDS patients and has requested approval from the FDA for this use. We have filed for approval of AmBisome for this use in France.

    - Fujisawa is studying AmBisome in Phase II clinical trials for treating "Histoplasmosis" a rare fungal infection that affects persons with compromised immune systems and is most common in the midwestern United States. The results of this study, which showed that AmBisome was safer and more effective than traditional amphotericin B in achieving certain clinical end points, will be presented to the FDA and published.

    We cannot be certain that any of these studies will be successful or that the FDA or any other regulatory agencies will approve AmBisome for these other potential uses.

TAMIFLU

    Tamiflu is an orally administered pill for the treatment of influenza A and B that was approved by the FDA on October 27, 1999. Tamiflu is in a new class of drugs called neuraminidase inhibitors that act by disabling all common strains of the flu virus and preventing the virus from spreading in a patient. As approved by the FDA, when taken twice daily for five days starting within 48 hours of initial symptoms, studies show that Tamiflu reduces the duration of the flu by an average of 1.3 days. Tamiflu also reduces the severity of flu symptoms and the incidence of secondary infections. Tamiflu is approved for this use in adult patients with uncomplicated influenza. The most common side effect associated with Tamiflu is mild nausea and vomiting.

    Hoffmann-La Roche, our corporate partner who developed Tamiflu with us and who has the exclusive right to sell Tamiflu, began selling Tamiflu in the United States in November 1999. In May 1999, Hoffmann-La Roche submitted a Marketing Authorisation Application to the European Commission seeking to have Tamiflu approved under the centralized procedure in the European Union. We cannot be certain if or when this application will be approved. We receive a percentage of the net revenues that Hoffmann-La Roche generates from sales of Tamiflu. See "Collaborative Relationships--Hoffmann-La Roche."

    There are several products that have been available to treat the flu for some time, but they have not been shown to be as effective or safe as neuraminidase inhibitors. Relenza, an anti-flu drug sold by

Glaxo Wellcome, is the only other neuraminidase inhibitor that has been approved by the FDA. This drug, which is delivered as an inhaled powder, is direct and significant competition for Tamiflu. Tamiflu currently is the only FDA-approved neuraminidase inhibitor that is available in a pill and we believe that this method of delivery gives Tamiflu a competitive advantage over Relenza. We are aware, however, that Johnson & Johnson is developing a neuraminidase inhibitor that has the potential to be delivered as a once-daily pill. When and if Johnson & Johnson receives approval for this product, it will also be direct and significant competition for Tamiflu. See "Competition."

OTHER POTENTIAL USES FOR TAMIFLU

    Tamiflu is also being studied for the following potential uses:

    - Hoffmann-La Roche is evaluating Tamiflu in elderly patients aged 65 and older as well as in children between the ages 1-12. The results of the study of Tamiflu in elderly patients and children have been similar to the results of the studies involving adults ages 18-65.

    - Hoffmann-La Roche is studying Tamiflu as a preventative medicine--a pill that a healthy person could take to prevent the flu. This study has shown that people in the study groups who have taken Tamiflu are less likely to become infected with the flu than people in the study groups who have not taken Tamiflu.

    Drugs tend to have different affects on people in different age groups and it is possible that the FDA will have different criteria to approve Tamiflu for these uses. We cannot be certain that Tamiflu will be approved for any of these additional uses.

    Tamiflu is not being marketed as an alternative to influenza vaccinations. Even if Tamiflu is approved as a method to prevent infection with the flu virus, influenza vaccinations will remain the most effective method of preventing the flu.

VISTIDE

    VISTIDE is an antiviral medication for the treatment of CMV retinitis in patients with AIDS. CMV retinitis is a condition caused by a viral infection (cytomegalovirus or CMV) that is characterized by lesions that form on a patient's retina. This condition affects persons with weakened immune systems and is most common in patients with AIDS. If left untreated, CMV retinitis can lead to blindness. VISTIDE was approved by the FDA in June 1996 and by the European regulatory authorities in May 1997 based on clinical trials demonstrating that the drug delays the progression of CMV retinitis lesions in newly diagnosed patients, and in previously treated patients who had failed other therapies.

    We sell VISTIDE in the United States primarily through our sales force of therapeutic specialists. These specialists promote VISTIDE through direct contact with physicians, hospitals, clinics, and other healthcare providers who are involved in the treatment of patients with CMV retinitis. We also sell VISTIDE to wholesalers and specialty distributors who sell the product in the United States to healthcare providers. See "Marketing and Sales." Outside the United States, Pharmacia & Upjohn has the exclusive right to sell VISTIDE. Pharmacia & Upjohn currently sells VISTIDE in all 15 countries of the European Union as well as 7 other countries throughout the world and is seeking clearance to sell VISTIDE in Colombia, Mexico and New Zealand. Pharmacia & Upjohn pay to us a percentage of any revenues it generates from sales of VISTIDE. See "Collaborative Relationships--Pharmacia & Upjohn."

    There are several other products that compete with VISTIDE. Ganciclovir, which is sold by Roche Laboratories, is the most widely prescribed drug treatment for CMV retinitis. Ganciclovir is available in injectable and oral formulations, and the oral formulation is approved for both preventing and treating CMV retinitis. There is a device that is marketed by Bausch & Lomb Incorporated that is implanted in a patient's infected eye and releases ganciclovir directly to the infected area. In addition, AstraZeneca sells an injectable drug for the treatment of CMV retinitis called foscarnet, and CibaVision sells a

CMV retinitis drug called formivirsen, that is injected directly into the eye. There also are drugs in clinical development for the treatment of CMV retinitis that would compete with VISTIDE if they are approved. We believe that VISTIDE has competitive advantages over existing products, including dosing convenience and effectiveness, but we can't be certain that we will be successful in maintaining or increasing VISTIDE's share of the declining CMV retinitis treatment market. See "Competition." The CMV retinitis market has been declining in recent years due to the success of combination antiretroviral drug therapies in treating HIV-infected patients.

    The most significant side effect associated with the use of VISTIDE is kidney toxicity. Due to this side effect, certain precautions must be taken when VISTIDE is used, and in certain circumstances VISTIDE may not be used. Each time VISTIDE is given to a patient, the patient must first be tested for warning signs of kidney toxicity. If the patient does not have warning signs of kidney toxicity, VISTIDE may be given to that patient but only in combination with certain solutions that reduce the possibility of kidney toxicity. In addition, VISTIDE may not be given to patients who are receiving other drugs that can cause kidney toxicity. Patients who are receiving other drugs that are known to cause kidney toxicity must discontinue taking those drugs and then wait seven days before using VISTIDE. In certain animal studies, cidofovir, the active ingredient in VISTIDE, has caused cancer. These side effects and dosing limitations are a competitive disadvantage of VISTIDE.

    In August 1994, we entered into a license and supply agreement with Bausch & Lomb. This agreement provided that Bausch & Lomb would develop and have the right to market an eye drop formulation of cidofovir for the potential treatment of certain infections of the eye. This agreement and the related funding was terminated by Bausch & Lomb in December 1999 because Bausch & Lomb did not believe they were achieving their performance objectives. We are evaluating this use of cidofovir but have not yet determined if we will continue this development ourselves, seek a partner for this development or terminate this program.

    We have an exclusive, worldwide license to patent rights and related technology for cidofovir from IOCB/REGA, and are obligated to pay a percentage of any revenues from sales of VISTIDE or any other products containing cidofovir to IOCB/REGA. See "Collaborative Relationships--
IOCB/REGA."

DAUNOXOME

    DaunoXome is a liposomal formulation of the anticancer agent daunorubicin. We have received approval to sell DaunoXome in the United States, Canada and 22 other countries as a primary "first line" therapy for treating patients who suffer from HIV-associated Kaposi's sarcoma. Kaposi's sarcoma is a disease characterized by widely disseminated lesions in the skin, mucous membranes, lymph nodes and viscera that can be life threatening for patients suffering from AIDS.

    DaunoXome uses our proprietary liposomal technology to deliver safer and more effective doses of daunorubicin to the disease site. Studies have shown that DaunoXome may actually locate and accumulate in the patient's tumor and allow a patient to receive higher concentrations of daunorubicin at the disease site than could be obtained with an equivalent dose of non-liposomal daunorubicin.

    DaunoXome is marketed in the United States and abroad by our therapeutic specialists and, in certain foreign countries, by distributors. The number of HIV-infected patients who develop Kaposi's sarcoma has declined in recent years due to the success of combination therapies in treating HIV patients. This has reduced the overall size of the potential market for drugs that, like DuanoXome, treat these patients.

    DaunoXome is also being studied for other potential uses in other forms of cancer including a Phase II clinical trial for certain forms of leukemia. We cannot be certain that any of these studies will be successful or that DaunoXome will ever be approved for any additional uses.

PRODUCTS IN LATE STAGE CLINICAL TRIALS

    We have two product candidates in large, late-stage human clinical trials: tenofovir DF for treating patients with HIV; and adefovir dipivoxil for treating patients with hepatitis B. If these Phase III clinical trials are successful, we will apply with the FDA and other foreign regulatory agencies for approval to sell these drugs. We cannot determine with any certainty whether or not any of these clinical trials will be successful and, if they are successful, whether or not the FDA or any other regulatory agencies will approve either of these drugs for marketing.

TENOFOVIR DISOPROXIL FUMARATE

    In September 1999, we presented results from our Phase II clinical trial of tenofovir DF. This study evaluated the safety and effectiveness of three doses of tenofovir DF in combination with other HIV drugs in 189 patients who had been taking other HIV drugs. This randomized, placebo controlled, double blind trial* showed that, following 24 weeks of treatment, higher doses of tenofovir DF were associated with lower levels of the HIV in a treatment-experienced patient population. The study also showed that 24 weeks of dosing with tenofovir DF did not result in an increase of serious adverse events compared to dosing with placebo. The following chart provides more detail regarding the data that was obtained through the 24-week period:

                               AFFECT ON VIRAL
                               LEVELS IN BLOOD      STATISTICAL SIGNIFICANCE
                              (AVERAGE % CHANGE   (COMPARING VIRAL LOAD CHANGES      PERCENTAGE OF PATIENTS
                              BETWEEN BASELINE      ON TENOFOVIR TO THOSE ON      EXPERIENCING SERIOUS ADVERSE
            DOSE                AND 24 WEEKS)              PLACEBO) 1                        EVENTS
----------------------------  -----------------   -----------------------------   ----------------------------
Placebo (no drug)...........    34% Reduction            Not Applicable                        11%
75 mg.......................    64% Reduction                   P=0.014                         2%
150 mg......................    60% Reduction                   P=0.001                        12%
300 mg......................    80% Reduction                   P=0.001                         6%

------------------------
1 A smaller number indicates that the results have greater statistical significance (reliability). In general, results begin to have reliability when they are less than 0.05.

    Based on these promising results, in November 1999 we began enrolling patients in a 48-week randomized, placebo controlled double blind Phase III clinical trial of a 300 mg dose of tenofovir DF as a component of combination therapy. This trial, which is expected to enroll a total of 600 treatment-experienced patients** at nearly 70 sites in the United States, Europe and Australia, is designed to provide us with conclusive data regarding the safety and effectiveness of tenofovir DF. If this data is favorable, it will, together with data from other late stage clinical trials, form the basis of a marketing application with the FDA. We cannot be certain that the results of our Phase III clinical trials will be the same as the Phase II clinical results, particularly given the much larger patient base and longer dosing period. In addition, even if these data appear favorable to us, the FDA could reject our application for a number of reasons including if they require a higher level of safety or effectiveness, or more data than we anticipated, or if they disagree with our design or interpretation of these trials.

------------------------

* Randomized means that the patients were randomly divided into four dosing groups and were not selected to be in a particular group. This ensures that the selection process does not affect the results. Placebo controlled means that one of these groups received a placebo (a non-therapeutic substitute) instead of the drug. This allows us to evaluate the health of a patient who received the drug versus a patient who did not receive the drug. Double blind means that neither the physician nor the patient were made aware of the particular group that the patient was in. This ensures that the results within each group are not influenced by any knowledge of the physician or the patient regarding which group the patient is in.

**The patients we enroll in this trial have HIV RNA levels between 400 and 1,000 copies/ml and have maintained a stable antiretroviral regimen of not more than three antiretroviral agents for at least 8 weeks.

    One of the major challenges in treating HIV-infected patients is drug resistance. Because many of the existing therapies for treating HIV and AIDS rely on similar drug processes, patients who have developed a resistance to one drug often develop a resistance to other drugs within its class. We believe that tenofovir DF, if eventually approved by the FDA, could be a very important drug for treatment-experienced patients because available data has shown that patients do not develop rapid resistance to tenofovir DF and that tenofovir DF is effective in treating patients who have developed resistance to other therapies. Current data also show that tenofovir DF does not cause patients to develop resistance to currently available therapies. We cannot be certain, however, that the resistance data we may obtain from the much broader and longer term Phase III clinical trials, which are the data the FDA will consider, will show similar resistance characteristics to the data we obtained from the more limited and shorter Phase II clinical trials.

    Another major concern in HIV treatment is convenience of dosing. The combination therapies that are having a very positive impact on the health of HIV-infected patients require these patients to take numerous different drugs. Some of these drugs require multiple doses every day taken by injection and many have food and timing restrictions. This results not only in discomfort and inconvenience for patients, but also contributes to patients missing doses or not adhering to their therapy. We believe that nucleotide analogues, like tenofovir DF, can be administered in a once-daily oral pill without food restrictions, a dosing form and schedule that may be very appealing to HIV patients and their physicians.

OTHER POTENTIAL USES FOR TENOFOVIR DF

    Tenofovir DF is also being studied for the following potential uses:

    - The National Institutes of Health (NIH) is evaluating the use of intravenous tenofovir DF to prevent transmission of HIV from a mother to her unborn child; and

    - The NIH is evaluating a form of tenofovir DF in a topical gel to prevent sexual transmission of the HIV virus.

    We cannot be certain that these studies will be successful or that tenofovir DF will be approved for treatment of HIV or these other uses.

    In December 1999, we discontinued developing adefovir dipivoxil for treating HIV-infected patients. This decision followed a recommendation by an FDA Advisory Panel not to approve a 60 mg dose of adefovir dipivoxil for treating HIV due primarily to concerns of kidney toxicity that developed late in the trials, as well as a desire for additional evidence of treatment benefits. Tenofovir DF has a structure and activity very similar to adefovir dipivoxil. While tenofovir DF has not been associated with kidney toxicity and has shown superior treatment benefits in our Phase II clinical trials, we cannot be certain that the kidney toxicity issues that occurred in the later stages of the Phase III clinical trials for adefovir dipivoxil will not arise in the Phase III clinical trials for tenofovir DF or that we will achieve adequate treatment benefits.

    We have an exclusive, worldwide license to patent rights and related technology for tenofovir DF from IOCB/REGA, and would be obligated to pay a percentage of any revenues from sales of tenofovir DF to IOCB/REGA. See "Collaborative Relationships--IOCB/REGA."

ADEFOVIR DIPIVOXIL FOR HEPATITIS B

    Hepatitis B is a highly contagious viral infection that can cause acute liver failure. Some patients develop a chronic infection which over many years can lead to complications (such as cirrhosis and cancer) that can lead to death. The Centers for Disease Control and Prevention estimates that there are approximately 350 million people worldwide who are infected with chronic hepatitis B, including 1.25 million people in the United States. Adefovir dipivoxil is a nucleotide analogue reverse transcriptase inhibitor with a structure similar to tenofovir DF. Adefovir dipivoxil disables the hepatitis B virus by interfering with the activity of certain enzymes that are necessary for the hepatitis B virus to replicate. In randomized, double blind, placebo controlled Phase II clinical trials, a 30 mg dose of adefovir dipivoxil reduced the median hepatitis B viral load by over 99%.

    We have two separate Phase III clinical trials to evaluate the safety and effectiveness of adefovir dipivoxil in 10 mg and 30 mg orally-administered pills for treating patients with chronic hepatitis B infection. Both of our Phase III trails were designed as randomized, double blind, placebo controlled studies and are being conducted at clinical sites in the United States, Canada, Europe, Australia and Southeast Asia. One of these trials, which is fully enrolled with 515 patients, is evaluating adefovir dipivoxil for treating patients who test positive for the hepatitis B "e" antigen, the most common type of hepatitis. The other trial, which is evaluating adefovir dipivoxil for treating patients with a type of hepatitis B known as "precore mutant hepatitis B," began enrolling patients in January 2000 and is expected to enroll approximately 180 patients by June 30, 2000. Precore mutant hepatitis B is most common in countries of Southeast Asia and the Mediterranean where evidence suggests that it infects approximately 30-80% of all hepatitis B patients.

    A vaccine is available that can prevent the transmission of hepatitis B, but it does not cure patients who become infected with the virus. It is expected that as this vaccine becomes more widely available, the incidence of hepatitis B will significantly decrease. Existing therapies for treating patients who are infected with hepatitis B include the drugs Epivir-HBV (a form of lamivudine that is sold by Glaxo Wellcome) and Intron-A (a form of alpha interferon that is sold by Schering Plough). Epivir-HBV is an orally-administered drug that prevents the virus from replicating in patients. Intron-A is an injectable drug that can provide a reduction in the amount of virus in the blood of some patients, but is often associated with side effects. We believe that if the FDA approves adefovir dipivoxil, Epivir-HBV would be its most significant competition. Of course we cannot be certain that adefovir dipivoxil will be approved for the treatment of hepatitis B and we cannot determine if adefovir dipivoxil would be competitive with Epivir-HBV. See "Competition."

    As is the case with HIV, drug resistance is a serious problem with drugs that treat hepatitis B. Available data has shown that hepatitis B patients do not develop rapid resistance to adefovir dipivoxil and that adefovir dipivoxil is effective in treating patients who have developed resistance to other therapies, including Epivir-HBV. Current data also show that adefovir dipivoxil does not cause patients to develop resistance to currently available therapies. We believe that the resistance profile of adefovir dipivoxil could make adefovir dipivoxil an important drug for treating chronic hepatitis B infection. We cannot be certain, however, that the resistance data we may obtain from the much broader and longer term Phase III clinical trials on adefovir dipivoxil will also show these resistance characteristics.

    As described above under tenofovir DF, we discontinued development of 60 mg doses of adefovir dipivoxil for treatment of HIV due to safety and benefit concerns from the FDA. Studies have shown that adefovir dipivoxil is more effective against the hepatitis B virus than against the HIV virus, allowing us to use lower doses that have not shown significant kidney toxicity in our clinical trials. We have no clinical data demonstrating the safety or benefits of the 10 mg dose of adefovir dipivoxil for hepatitis B and we cannot be certain that the broad, long term studies of adefovir dipivoxil at 10 mg and 30 mg doses will demonstrate, to the satisfaction of the FDA and other regulatory agencies, that adefovir dipivoxil can be a safe and effective treatment for chronic hepatitis B.

    Hepatitis B is most common in China and Southeast Asian countries. We do not have regulatory expertise or marketing capacity in these countries. Therefore, our potential revenues from adefovir dipivoxil for chronic hepatitis B will depend on our ability to establish a collaborative relationship with a corporate partner for these activities. We cannot be certain that we will be able to enter into a collaborative relationship for these activities or that the terms of any such relationship will be favorable to us. It is also difficult to protect patents in these countries and we could be adversely affected if we were unable to obtain adequate patent protection for adefovir dipivoxil in China and Southeast Asia.

    We have an exclusive, worldwide license to patent rights and related technology for adefovir dipivoxil from IOCB/REGA, and would be obligated to pay a percentage of any revenues from sales of adefovir dipivoxil to IOCB/REGA. See "Collaborative Relationships--IOCB/REGA."

OTHER PRODUCTS IN DEVELOPMENT

NX 211

    NX 211 is a liposomal formulation of lurtotecan, an anti-cancer compound developed by Glaxo Wellcome. Glaxo Wellcome granted to us the exclusive right to develop and commercialize NX 211, although Glaxo Wellcome can elect to participate in this development and commercialization at certain specified times during the development process. See "Collaborative Relationships--Glaxo Wellcome--NX 211."

    Prior to granting us these development and commercialization rights, Glaxo Wellcome conducted Phase II clinical trials on non-liposomal lurtotecan as a treatment for various forms of cancer. These Phase II clinical trials showed that lurtotecan has anti-cancer activity but we believe that Glaxo Wellcome did not continue pursuing development of non-liposomal lurtotecan because they were not convinced that these Phase II clinical trials showed sufficient treatment benefits at safe doses when compared to other available anti-cancer agents. We entered into the development and commercialization relationship with Glaxo Wellcome because we believe that by delivering lurtotecan in a liposome, we may be able to increase the treatment benefits of lurtotecan and give patients doses that are both safe and effective.

    We have completed a number of preclinical experiments that indicate that NX 211 can increase the safety and treatment benefit profile of lurtotecan. Based upon these preclinical experiments, we are currently conducting three Phase I clinical trials on NX 211 in the Netherlands, Canada and the United States to determine the safety and pharmaceutical characteristics of NX 211. We expect that the data from these trials will be available during 2000. If these Phase I clinical trails show sufficient safety at doses that we believe could provide significant treatment benefits, we would commence Phase II clinical trials of NX 211 to evaluate NX 211 in ovarian cancer and small-cell lung cancer and potentially other cancer types. We cannot accurately predict the outcome of these clinical trials.

    Lurtotecan is in a class of compounds called camptothecins. These compounds work by disrupting a cell's ability to use "topoisomerase I," an enzyme that is required for cells to replicate. Studies show that the ability of these compounds to kill and stop the spread of cancer cells is directly related to the length of time that cancer cells are exposed to the compound. We believe that by formulating lurtotecan in a liposome, we may be able to increase its time of exposure and its treatment benefits.

MIKASOME

    MiKasome is a liposomal formulation of amikacin, an antibiotic that is highly effective in treating serious bacterial infections, but is associated with serious side effects such as kidney failure, hearing loss and loss of balance. By encapsulating amikacin in a liposome, we hope to significantly improve its safety, reduce required dosing, increase its potency and permit its use for a broader range of infections. We are evaluating MiKasome in Phase II clinical trials as a potential treatment for complicated urinary tract infections, as well as other infections that are difficult to treat with ordinary antibiotics. It is too early for us to determine if these Phase II clinical trials will show that MiKasome can be a safe and effective treatment for these diseases.

NX 1838

    NX 1838 is an aptamer that we identified with our proprietary SELEX technology. We have studied NX 1838 in Phase I clinical trials as a treatment for age-related macular degeneration (AMD). AMD is a disease that causes loss of vision, and is the single leading cause of blindness in the United States and in other developed countries around the world.

    In medical studies, NX 1838 has shown the ability to attach to a protein associated with AMD and prevent that protein from causing AMD. Because AMD is not within our strategic focus, we are currently seeking a collaborative partner to complete the development of and to commercialize NX 1838. It is our intention to grant a collaborative partner the exclusive right to develop and commercialize NX 1838 in exchange for the partner paying to us fees and royalties. The partner would be responsible for all future development of NX 1838. We cannot be certain that we will find an appropriate partner for NX 1838 or that NX 1838 will ever become a commercial product.

OUR SCIENCE

    We have approximately 180 research scientists in Foster City, California, San Dimas California, Boulder Colorado and Cambridge U.K. These scientists seek to develop new compounds and technologies that we hope will lead to new drug candidates, and work with existing compounds to develop and test new drug candidates. The primary focus of our scientific efforts is developing drugs to treat patients with infectious diseases, including viral infections, fungal infections and bacterial infections, and cancer.

NUCLEOTIDE ANALOGUES

    Our scientists are working with our proprietary compounds known as "small molecule nucleotide analogues" to develop treatments for viral infections. These compounds treat viral infections by interfering with the activity of certain proteins that are necessary for the virus to grow. For example, VISTIDE, which was developed with one of these nucleotide analogues, inhibits the activity of certain proteins in the cytomegalovirus that are essential for that virus to spread. Tenofovir DF and adefovir dipivoxil are nucleotide analogues and work by inhibiting the activity of reverse transcriptase, a protein necessary for replication of the HIV virus (tenofovir DF) and the hepatitis B virus (adefovir dipivoxil). Other viruses we are seeking to treat using nucleotide analogues include the herpesviruses and poxviruses. Several nucleotide analogues are also being evaluated in animals for activity against cancer.

    We believe that small molecule nucleotide analogues can offer advantages as therapeutics. These advantages include:

    - These molecules have demonstrated the ability to work in both infected and uninfected cells. This could enable us to develop drugs that not only treat a patient who is infected with a virus, but that can also prevent a healthy person from becoming infected in the first place; and

    - Drugs developed with these molecules have been shown to have treatment activity in a patient for longer periods of time than other available drugs. This could enable us to develop drugs that require less frequent dosing and that are more convenient for patients.

    Given the complexity of drug development, we cannot be certain that any drug candidates we develop with this science will have any or all of these advantages. And, even if we do develop drug candidates with some or each of these advantages, the FDA and other regulatory agencies could reject marketing approval of these drug candidates for other reasons, including safety and benefit concerns.

LIPOSOMES

    We also have scientists who are focused on applying our liposomal drug delivery technology to develop safer, more effective and more convenient drugs. A lipid is a compound that is made of phospholipids, the basic matter that make up human cell walls. They are hollow spheres into which drugs can be packed. We believe that we can influence the way compounds are released and distributed in the body by placing them in liposomes. This can, in turn, improve the safety and treatment benefits of that compound. For example, we developed AmBisome by incorporating amphotericin B in a liposome. Clinical studies have shown that AmBisome delivers amphotericin B in a manner that results in fewer side effects and improved treatment benefits over conventional amphotericin B, including concentrating the drug at the site of the infection, extending the time the drug remains in the blood stream to prolong the therapeutic effect and reducing kidney toxicity and injection related reactions.

    Our current strategy is to use our liposome technology with compounds we develop internally and to identify appropriate compounds developed by third parties for use with this technology. Compounds developed by third parties that are appropriate for our technology include those that, like amphotericin B, have proven therapeutic benefits but suffer from significant side effects, or that suffer from dosing and administration problems. We believe that we can use our liposomal technology to improve the safety of these drugs while maintaining or even improving their therapeutic benefits.

    We have identified certain generic compounds (compounds that are not protected by patents) and proprietary compounds owned by third parties that may benefit substantially from our liposomal technology and have begun formulation studies for these compounds. In addition, we have discussed, and will continue to discuss, collaborative relationships with other companies to develop liposomal formulations of their compounds. We also intend to continue internally developing products based on our liposomal technology.

HIV PROTEASE INHIBITORS

    We are evaluating a number of small molecule compounds known as "protease inhibitors" for the treatment of HIV. Protease inhibitors act by interfering with the activity of protease, an enzyme that, like transcriptase, is necessary for replication of the HIV virus. We have conducted a number of preclinical experiments on these compounds that have demonstrated anti-viral activity. Our scientists are trying to increase the safety and treatment benefits of these compounds and to reduce resistance concerns with these compounds before conducting further preclinical development.

ANTIBACTERIAL PROGRAM

    We have developed a series of small molecule compounds that have shown antibacterial activity in bacteria cultured in test tubes as well as in laboratory animal bacterial infection experiments. These compounds have activity against certain bacteria, including methicillin-resistant STAPHYLOCOCCUS AUREUS, the bacteria responsible for numerous hospital and community acquired infections such as pneumonia, surgical wound infections, and skin and soft tissue infections. This antibiotic resistant strain of STAPHYLOCOCCUS is responsible for approximately 30% of all STAPHYLOCOCCUS AUREUS infections, and is more likely to cause serious illness and death because of its antibiotic resistance. The current focus of this program is to improve the potency of these compounds and their ability to selectively kill bacteria while causing minimal toxic side effects in preclinical animal models.

ADENOSINE RECEPTOR REGULATORS

    We are working with the National Institute of Diabetes, Digestive and Kidney Diseases at the National Institutes of Health to study compounds known as "adenosine receptor agonists and antagonists" for the treatment and prevention of neurodegenerative disorders (disorders of the brain and upper spine), particularly stroke. We also intend to evaluate the use of these compounds in inflammatory and allergic conditions. NIH researchers have developed a number of these compounds, some of which (A3 receptor agonists and antagonists) have shown therapeutic benefits in stroke.

DRUG DISCOVERY TECHNOLOGIES

    We have a technology that we call the "SELEX process" that is used to identify potential drug candidates. This process works by identifying drug compounds, known as "aptamers", that tend to bind to the molecule that is causing the disease. Because these aptamers tend to bind to the disease molecules, we believe that they can be effective for treating disease at low doses. We also believe that the SELEX process can reduce the time and cost of discovering and developing drug candidates. NX 1838 is an example of an aptamer identified with the SELEX process. See "Other Products in Development--NX 1838."

MARKETING AND SALES

    We established a United States sales force of therapeutic specialists when we began selling VISTIDE in 1996. As a result of our merger with NeXstar in July 1999, we also have marketing subsidiaries in the United Kingdom, Germany, Italy, Spain, France, Portugal and Australia, a marketing operation in Greece, and sales professionals in the United States to promote and sell AmBisome and DaunoXome. AmBisome is also sold by Fujisawa in the United States (where we co-promote the product) and in Canada. Pharmacia & Upjohn promotes and sells VISTIDE in countries outside of the United States and Hoffmann-La Roche promotes and sells Tamiflu everywhere it is sold. See "Collaborative Relationships." On March 6, 2000, we entered into a promotion agreement with The Virco Group. Under this arrangement, our United States therapeutic specialists will promote Virco's HIV resistance monitoring services to HIV-treating physicians through the end of 2001.

    Our U.S. sales force currently consists of approximately 30 sales representatives and five regional directors who promote VISTIDE to physicians, hospitals, clinics, and other healthcare providers who treat AIDS patients, AmBisome to infectious disease specialists, hospitals, home health care providers and cancer specialists, and DaunoXome to cancer specialists and hospitals. The U.S. sales force is supported by a managed care/national accounts team, and a marketing and sales support staff of approximately 20 people based at our headquarters in Foster City, California.

    Our international marketing subsidiaries are each headed by a general manager who oversees the operations in the market(s) served by that subsidiary. We currently have approximately 140 people located mainly in Europe, including medical, accounting and human resources personnel, who support our international sales and marketing operations. These subsidiaries also assist in obtaining regulatory approvals in the countries where they are located.

    In the United States, we also sell VISTIDE to wholesalers and specialty distributors who, in turn, sell the product to physicians, hospitals, clinics, pharmacies and other healthcare providers. Outside of the United States, we have agreements with third-party distributors, including distributors in certain of the countries where we have marketing operations, to promote, sell and distribute AmBisome and DaunoXome. These international distribution agreements generally provide that the distributor has the exclusive right to sell AmBisome and DaunoXome in a particular country or several countries for a specified period of time.

    If tenofovir DF is approved by the FDA for treatment of HIV, a larger sales force and additional marketing resources would be required to expand our coverage of healthcare professionals treating HIV patients. It is our current intention to retain the commercial rights to adefovir dipivoxil for hepatitis B in the United States and certain countries in Europe and give a marketing partner rights to this product in Asia and the rest of the world. If we do retain significant commercial rights to adefovir dipivoxil for hepatitis B and the product is approved by the FDA, we would need to increase our sales force and use additional marketing resources to sell this product.

    The revenues we receive from sales of AmBisome by Fujisawa, sales of VISTIDE by Pharmacia & Upjohn and sales of Tamiflu by Hoffmann-La Roche depend on the efforts of these marketing partners. We cannot be certain that the efforts by these partners will be successful, that our interests and the interests of our partners will not be in conflict or that any of our partners will not terminate their relationship with us. See "Collaborative Relationships" and "Risk Factors."

    VISTIDE is returnable in its original, unopened container up to one year beyond the expiration date or, if damaged when received by the customer. Our customers may return AmBisome or DaunoXome if the shelf life has expired or if the product is damaged or defective when it is received by the customer. AmBisome has an approved shelf life of 36 months in the United States, in Canada and most European countries. DaunoXome has a shelf life of 52 weeks in the United States and 40 weeks in Canada and most European countries. Additionally, certain governmental agency customers are entitled to discounts, and we are required to provide rebates under state Medicaid programs. To date, returns, rebates and discounts have not been material. Fujisawa establishes the return policy for AmBisome in North America and Hoffmann-La Roche establishes the return policy for Tamiflu.

COLLABORATIVE RELATIONSHIPS

    As part of our business strategy, we establish collaborations with other companies to assist in the clinical development and/or commercialization of certain of our products and product candidates, and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies from other companies that are complementary to our business. Our existing collaborative relationships are as follows:

HOFFMANN-LA ROCHE

    In September 1996, we entered into a collaboration agreement with Hoffmann-La Roche to develop and commercialize therapies to treat and prevent the flu. Under this agreement, we granted Hoffmann-La Roche exclusive worldwide rights to all of our proprietary influenza neuraminidase inhibitors, including Tamiflu. In October 1999, the FDA approved Tamiflu for marketing and in November 1999, Hoffmann-La Roche began selling Tamiflu.

    As of December 31, 1999, we have received license fees and milestone payments from Hoffmann-La Roche totaling $29.1 million relating to the execution of this agreement and to regulatory filings and approvals. Hoffmann-La Roche also funded all of the research and development costs for Tamiflu, including reimbursement to us of $26.7 million for the period from January 1, 1997 through the end of 1999. In addition, under this agreement:

    - Hoffmann-La Roche is responsible for pricing, promoting and selling Tamiflu on a worldwide basis; and

    - Hoffmann-La Roche pays us a percentage of its net revenues from sales of Tamiflu and any other products developed under the collaboration. In certain circumstances, the amount that Hoffmann-La Roche pays to us may be reduced by a percentage of the cost of materials they use to manufacture Tamiflu. We receive payments and recognize revenue from Hoffmann-La Roche in the quarter following the quarter when the sales were made.

    The agreement with Roche terminates on a country-by-country basis as patent coverage for Tamiflu (or any other product that may be developed under the agreement) expires. Hoffmann-La Roche has the right to terminate the agreement prior to expiration at any time upon 12 months notice. See "Our Marketed Products--Tamiflu."

FUJISAWA

    In 1991, we entered into an agreement with Fujisawa providing that:

    - We have the exclusive right to promote and sell AmBisome in all countries, except the United States and Canada;

    - Fujisawa has the exclusive right to promote and sell AmBisome in Canada;

    - In the United States:

       -   We have the right to co-promote AmBisome with Fujisawa;

       - Fujisawa has primary responsibility for promoting and selling AmBisome in the United States; and

       - We receive 20% of the gross profits from the sale of AmBisome in the United States for our co-promotion efforts;

    - We receive payments and recognize revenue from Fujisawa in the month following the month when the sales are made;

    - We would be required to pay Fujisawa a 4% royalty in connection with sales of AmBisome in significant Asian markets, including Japan, Korea, Taiwan, China and India; and

    - We manufacture AmBisome for all sales. Fujisawa purchases AmBisome from us for sale in the United States at a price equal to our cost to manufacture the product and in Canada at that cost plus a specified percentage.

    Our agreement with Fujisawa terminates when the last patent covering AmBisome in the United States or Japan expires.

    See "Our Marketed Products--AmBisome."

IOCB/REGA

    In 1991 and 1992, we entered into agreements with IOCB/REGA relating to nucleotide compounds discovered at these institutions. Under these agreements and later amendments to these agreements:

    - We received from IOCB/REGA the exclusive right to manufacture, use and sell the nucleotide compounds covered by this agreement; and

    - We are required to pay to IOCB/REGA a percentage of any net revenues generated from sales of our products containing these compounds.

    The compounds covered by the agreements with IOCB/REGA include cidofovir, adefovir dipivoxil and tenofovir DF but do not cover Tamiflu or any of our other compounds in clinical or preclinical development. We are currently making quarterly payments to IOCB/REGA based upon a percentage of sales of VISTIDE and, if we receive marketing approval from the FDA, would be obligated to pay additional amounts upon any future sales of adefovir dipivoxil or tenofovir DF.

    The agreements with IOCB/REGA terminate on a country-by-country basis as patent coverage for any product licensed under the agreements expires. IOCB/REGA may terminate the licenses under these agreements for a particular product, in a particular country, if we do not make any sales of that product in that country within 12 months after regulatory approval. We also have an agreement with IOCB/REGA that gives us an option to receive an exclusive license to any new developments by IOCB/ REGA during the term of this agreement. Either of us may terminate this agreement on six months notice.

PHARMACIA & UPJOHN

    In August 1996, we entered into an agreement with Pharmacia & Upjohn relating to VISTIDE. Under this agreement:

    - Pharmacia & Upjohn has the exclusive right to market and sell VISTIDE in all countries outside of the United States;

    - We are responsible for maintaining the patents for cidofovir;

    - We are required to sell bulk cidofovir to Pharmacia & Upjohn;

    - Pharmacia & Upjohn will pay to us a percentage of its net sales of VISTIDE and any other products developed under the collaboration. We receive payments and recognize revenue from Pharmacia & Upjohn in the quarter following the quarter when the sales were made; and

    - Pharmacia & Upjohn holds 1,133,786 shares of common stock that it purchased in connection with this agreement. Pharmacia & Upjohn may not sell their shares or acquire additional shares of our stock without our approval until June 2002.

    Our agreement with Pharmacia & Upjohn terminates:

    - on a country-by-country basis as patent coverage for VISTIDE expires; or

    - upon six months notice by Pharmacia & Upjohn.

    See "Our Marketed Products--VISTIDE."

SUMITOMO PHARMACEUTICALS CO., LTD.

    In 1996, we entered into an agreement with Sumitomo Pharmaceuticals Co., Ltd. that gave Sumitomo the right to develop and market AmBisome in Japan. Sumitomo paid to us $7 million at the time we entered into the agreement and $3 million in March 1998 when it made a regulatory filing to sell AmBisome in Japan. Under the terms of this agreement:

    - Sumitomo is required to make a payment of $4 million to us if AmBisome is approved for sale in Japan;

    - Sumitimo is required to pay to us a percentage of any revenue they generate from sales of AmBisome; and

    - If approved in Japan, we would manufacture AmBisome for sale by Sumitomo in Japan. The price that we would charge Sumitomo for the supply of AmBisome and the percentage of revenues that they would be required to pay to us would be determined by the price of AmBisome in Japan.

    This agreement terminates on the later of:

    - Ten years after Sumitomo begins selling AmBisome in Japan; or

    - The date the last patent for AmBisome in Japan expires.

PROLIGO L.L.C.

    We own a 49% interest in Proligo L.L.C., a company that manufactures oligonucleotides. We also have agreements with Proligo and SKW Americas, Inc. (the owner of the other 51% of Proligo) relating to the ownership, operations and funding of Proligo. Under these agreements:

    - We contributed a total of $4.9 million to Proligo to fund its operations in late 1999 and early 2000;

    - SKW Americas will have the right to purchase our ownership interest in Proligo for a 90-day period beginning on July 29, 2001 for an amount equal to the fair market value of that interest in 1999; and

    - Over the next four years, SKW Americas is obligated to pay to us $400,000; and

    - Proligo agreed to manufacture oligonucleotides for us. We would pay them an amount equal to their manufacturing cost plus a pre-determined percentage for those oligonucleotides.

    Proligo will dissolve and any remaining assets will be distributed to its owners on August 2, 2028, unless the owners of Proligo at that time decide to extend the term. The agreement relating to the manufacture and supply of oligonucleotides expires on August 15, 2008.

SCHERING A.G.

    In 1993, we entered into agreements with Schering A.G. Under these agreements Schering has funded our discovery, research, and development of aptamers for "IN VIVO DIAGNOSTICS"--diagnosing diseases and other conditions in humans and animals. Schering funded $250,000 for these activities in 1999. Schering discontinued funding and we discontinued further research and development under these agreements in 1999.

    Under these agreements, Schering was given the right to develop and commercialize the aptamers we developed in the collaboration as IN VIVO diagnostic agents or "radiotherapeutics."

    If Schering decides to commercialize any product with these aptamers:

    - Schering would be required to make certain payments to us upon achieving certain goals relating to regulatory approval for that product. These payments could total up to $6 million for each product developed; and

    - Schering would be required to pay to us a percentage of any revenues it receives from selling the product.

    We have the right to develop and commercialize products based on aptamers that Schering discovered under this agreement that are not IN VIVO diagnostic agents or radiotherapeutics. If we did commercialize a product resulting from this collaboration, we would be required to pay Schering a percentage of any revenues we receive from sales of those products. The rights to use and develop products granted under these agreements and the obligations to pay revenues from selling products survive termination of the agreements.

GLAXO WELLCOME--NX 211

    In May 1998, we entered into agreements with Glaxo Wellcome giving us rights to Glaxo Wellcome's proprietary compound lurtotecan, and granting Glaxo Wellcome rights to use our SELEX process to identify aptamers for therapeutic uses.

    Under the agreement relating to lurtotecan, we are developing NX 211, a liposomal formulation of lurtotecan. This agreement provides that:

    - We have the exclusive right to develop and commercialize NX 211 unless Glaxo Wellcome elects to participate in these activities;

    - We may be required to make payments to Glaxo Wellcome if we achieve certain development goals relating to the regulatory approval of NX 211:

       - If Glaxo Wellcome elects to participate in the development and commercialization of NX 211 in certain countries, we would not need to make these payments; and

    - If NX 211 is approved for marketing, we would be required to pay to Glaxo Wellcome a percentage of any revenues we generate from sales of NX 211 in any country where Glaxo Wellcome does not participate in the development and commercialization of NX 211;

    - Glaxo Wellcome can exercise its right to participate in these development and commercialization activities after we have completed Phase II clinical trials on NX 211 and at the time we commence Phase III clinical trials on NX 211; and

    - If Glaxo Wellcome elects to participate in these development and communication activities:

       - At the time it elects, it would be required to pay to us a fee and in some cases a percentage of the money that we spent to develop NX 211,

       - If it elects to participate in certain countries, including the United States, the major countries in Europe and in Australia, we would have the right to sell NX 211 with Glaxo Wellcome in those countries. We would share with Glaxo Wellcome any profits in any territories where we sell NX 211 with Glaxo Wellcome, and

       - If it elects to participate in Asia, including Japan and any of the other countries where we do not have the right to sell the product with Glaxo Wellcome, Glaxo Wellcome would have the exclusive right to promote and sell NX 211 in those countries. Glaxo Wellcome would be required to pay to us a percentage of revenues in any territories where it has the exclusive right to sell NX 211.

    NX 211 is still in an early stage of development. We cannot be certain that the data we generate from our Phase I clinical trial for NX 211 will support Phase II clinical trials of NX 211 or that if we complete Phase II clinical trials, that those results would support a Phase III program.

    This agreement terminates on the later of:

    - Ten years after Glaxo Wellcome begins selling NX 211; or

    - The date the last patent for NX 211 expires.

GLAXO WELLCOME--SELEX

    At the time we entered into the agreement with Glaxo Wellcome relating to NX 211, we also entered into an agreement giving Glaxo Wellcome the non-exclusive right to use our SELEX technology for five years to identify aptamers.

    Under this agreement, if Glaxo Wellcome identifies an aptamer having certain characteristics, they may elect to enter into an additional agreement with us to use the SELEX process to develop and commercialize that aptamer. Under this additional agreement:

    - Glaxo Wellcome would be required to pay to us a fee at the time we enter into the agreement;

    - Glaxo Wellcome would be required to make payments to us based on achieving certain goals relating to the regulatory approval of any product they develop based on the aptamer; and

    - Glaxo Wellcome would be required to pay to us a percentage of any revenues they may generate from sales of any product they develop based on the aptamer.

    This agreement terminates on May 27, 2003 except:

    - Glaxo Wellcome can extend this agreement for additional one year periods in which case Glaxo Wellcome would be required to pay to us an appropriate fee; and

    - Glaxo Wellcome can terminate this agreement earlier at any time on 90 days notice to us.

SOMALOGIC, INC.

    In November 1999, we entered into an agreement with Somalogic, Inc., a company formed by Larry Gold, the founder of NeXstar, relating to SELEX technology. Under this agreement:

    - We gave Somalogic the exclusive right to use SELEX technology to make and sell in vitro diagnostic products (diagnostic products that are not used in a person or animal);

    - We sold to Somalogic certain patents and materials relating to in vitro diagnostics, including robotic SELEX machines;

    - We have the right to use the other drug discovery technology that is the subject of this agreement internally to study diseases and in our drug development and clinical trial programs; and

    - Somalogic paid to us the first installment of a fee at the time we entered into the agreement and is obligated to pay to us a second and final installment in November 2000.

    This agreement terminates on the later of:

    - On a country by country basis as patent coverage for this drug discovery technology expires; or

    - November 2024.

INTERNATIONAL DISTRIBUTION AGREEMENTS

    We have agreements with distributors in Western Europe, Eastern Europe, South America, the Middle East and Africa that grant these distributors the exclusive right to sell AmBisome, and in some cases DaunoXome, in a particular country or countries for a specified period of time. These agreements also provide for collaborative efforts between us and the distributor for obtaining regulatory approval for the product in the particular country and for marketing the product in the country. Most of these agreements establish a price that the distributor must pay for our product and require us to deliver quantities of the product ordered by the distributor.

ACADEMIC AND CONSULTING RELATIONSHIPS

    To supplement our research and development efforts, as part of our regular business we enter into arrangements with universities and medical research institutions. These arrangements often provide us with rights to patents, patent applications and technology owned by these institutions in return for payments and fees relating to our use of these rights.

UNIVERSITY OF COLORADO

    We have an ongoing collaborative arrangement with the University of Colorado at Boulder relating to our SELEX technology. Under this arrangement:

    - The University of Colorado at Boulder has given us all of its present and future rights to:

       - inventions covered by patents and patent applications for SELEX technology;

       -   improvements to SELEX technology it makes or discovers;

       -   oligonucleotides or other molecules it makes using SELEX technology;

       -   results of certain research; and

       -   computer software related to SELEX technology.

    - We are required to pay to the University of Colorado at Boulder:

       - 2% of the revenues we generate from our sales of SELEX-derived products;

       - 15% of any amounts we receive from a third party that are based upon sales by those third parties of SELEX-derived products; and

       - 5% of other payments we receive from third parties as a result of certain arrangements we have with those third parties to develop and sell SELEX-derived products.

MANUFACTURING

    We manufacture AmBisome and DaunoXome in commercial quantities in two separate but adjacent facilities in San Dimas, California. The Medicines Control Agency of the United Kingdom has approved both of these facilities to manufacture AmBisome and DaunoXome for commercial use. The FDA has approved both these facilities to manufacture AmBisome but only one of these facilities to manufacture DaunoXome for distribution in the United States. To import AmBisome and DaunoXome into the European Union, we own a manufacturing facility in Dublin, Ireland where we perform quality control testing, final labeling and packaging for the European Union and elsewhere.

    We hire third parties to manufacture our non-liposomal drugs for clinical and commercial purposes, including VISTIDE, adefovir dipivoxil tablets and tenofovir DF tablets. Hoffmann-La Roche manufactures Tamiflu. We have no commercial-scale manufacturing facilities for our non-liposomal products that are qualified under the FDA's current Good Manufacturing Practices, and we have no current plans to establish these facilities. AmBisome is sold as a freeze-dried product and we currently hire third parties to freeze dry some of the product. We are installing additional freeze drying capacity and when this equipment has been installed and approved by regulatory authorities, we expect that we will no longer rely on third parties for this process. We cannot be certain that the third parties we rely on will perform their obligations effectively and on a timely basis. If these third parties do not perform effectively and timely, our clinical trials or regulatory filings could be delayed or we could be unable to deliver our products to customers on a timely basis and this would adversely affect our operating results.

    We use commercially available materials and equipment to manufacture our products. Currently, we obtain the amphotericin B, daunorubicin HCl and cholesterol that we use to manufacture AmBisome and DaunoXome from single approved suppliers. We have one supplier that has been approved by the FDA to manufacture the cidofovir used in VISTIDE and a single FDA approved supplier for the final drug product. We manufacture the active ingredient in tenofovir DF in small quantities at our own facilities and in larger quantities through a contract manufacturer. The final tenofovir DF and adefovir tablets used in our clinical trials are manufactured at three contract manufacturing sites. If any of these sites we use were interrupted for any reason, our ability to complete our clinical trials or ship our products would be impaired and this would adversely affect us.

    For our non-liposomal products in particular, we will need to develop additional manufacturing capabilities and establish additional third party suppliers in order to manufacture sufficient quantities of our product candidates to complete clinical trials and to manufacture sufficient quantities of any candidates that are approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our non-liposomal products, our ability to conduct large-scale clinical trials, and meet customer demand for commercial products, would be adversely affected. Manufacturing liposomal products is a particularly complex process and any new liposomal product we develop will require unique and complex variations in our manufacturing process.

    We believe that the technology we use to manufacture our products and compounds is proprietary. For our non-liposomal products, we have licensed this technology to contract manufacturers to enable them to manufacture the products and compounds for us. We have agreements with these manufacturers that are intended to restrict them from using or revealing this technology but we cannot be certain that these manufacturers will comply with these restrictions. In addition, these manufacturers could develop their own technology related to the work they perform for us that we may need to manufacture our products or compounds. We could be required to enter into an agreement with that manufacturer if we wanted to use that technology ourselves or allow another manufacturer to use that technology. The manufacturer could refuse to allow us to use their technology or could demand terms to use their technology that are not acceptable.

PATENTS AND PROPRIETARY RIGHTS

    Patents and other proprietary rights are extremely important to our business. If we have a properly designed and enforceable patent it can be more difficult for our competitors to use our technology to create competitive products and more difficult for our competitors to obtain a patent that prevents us from using technology we create. As part of our business strategy, we actively seek patent protection both in the U.S. and internationally and file additional patent applications, when appropriate, to cover improvements in our compounds, products and technology. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

    We have a number of patents, patent applications and rights to patents related to our compounds, products and technology but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. The following table shows the actual or estimated patent expiration dates in the United States and Europe for the primary patents that cover the compounds in our marketed products and our product candidates:

PRODUCTS                                             U.S. PATENT EXPIRATION   EUROPEAN PATENT EXPIRATION
--------                                             ----------------------   --------------------------
AmBisome...........................................           2016*                       2008
Tamiflu............................................           2016                        2016*
VISTIDE............................................           2010                        2012
DaunoXome..........................................           2009                        2008

PRODUCT CANDIDATES
---------------------------------------------------
tenofovir DF.......................................           2017                        2017*
adefovir dipivoxil.................................           2014                        2011
MiKasome...........................................           2015*                       2006
NX 211.............................................           2013*                       2012*
NX 1838............................................           2012*                           *

------------------------

*   Applications pending.

    Patents covering VISTIDE, adefovir, and lurtotecan (the active ingredient in NX 211) are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties. See "Collaborative Relationships." Patents do not cover the active ingredients in AmBisome, DaunoXome and MiKasome. Instead, we hold patents to the liposomal formulations of these compounds and protect these formulations through trade secrets. We do not have patent filings covering adefovir dipivoxil in China or in certain other Asian countries, although we do have applications pending in various Asian countries, including China, which relate to specific forms and formulations of adefovir dipivoxil. Asia is a major market for hepatitis B therapies.

    We may obtain patents for our compounds many years before we obtain marketing approval for them. This limits the time that we can prevent other companies from developing these compounds and therefore reduces the value of the product. However, we can apply for patent term extensions. For example, extensions for the patents on VISTIDE have been applied for or granted in the United States and a number of European countries, compensating in part for delays in obtaining marketing approval. Similar patent term extensions may be available for other products that we are developing but we cannot be certain we will obtain them.

    It is also very important that we do not infringe patents or proprietary rights of others and that we do not violate the agreements that grant proprietary rights to us. If we do infringe patents or violate these agreements, we could be prevented from developing or selling products or from using the processes covered by those patents or agreements, or we could be required to obtain a license from the third party allowing us to use their technology. We cannot be certain that, if required, we could obtain a license to any third-party technology or that we could obtain one at a reasonable cost. If we were not able to obtain a required license, we could be adversely affected. In August 1998, we were sued by Chiron who claimed that we were infringing their patents for hepatitis C and related technology. In, December 1999, we agreed to the terms of a settlement agreement with Chiron and, as a result, we agreed to cease certain development activities relating to hepatitis C and made a one-time settlement payment of $0.4 million to Chiron.

    Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes like those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or reexamination proceedings regarding the enforcement or validity of our existing patents or any future patents could invalidate our patents or substantially reduce their protection. In addition, our pending patent applications and patent applications filed by our collaborative partners may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing the same compounds and products that we are developing. Also, in the United States, patent applications are maintained in secrecy until patents are issued so we cannot be certain that we are the inventor of technologies covered by our pending patent applications or that we were the first to file patent applications for those inventions.

    We also rely on unpatented trade secrets and improvements, unpatented internal know-how and technological innovation. In particular, a great deal of our liposomal manufacturing expertise, which is a key component of our liposomal technology, is not covered by patents but is instead protected as a trade secret. We protect these rights mainly through confidentiality agreements with our corporate partners, employees, consultants and vendors. These agreements provide that all confidential information developed or made known to an individual during the course of their relationship with us will be kept confidential and will not be used or disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions made by the individual while employed by us will be our exclusive property. We cannot be certain that these parties will comply with these confidentiality agreements, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by our competitors. Under some of our research and development agreements, inventions discovered in certain cases become jointly owned by us and our corporate partner and in other cases become the exclusive property of one of us. It can be difficult to determine who owns a particular invention and disputes could arise regarding those inventions.

COMPETITION

    Our products and development programs target a number of diseases and conditions, including fungal infections, viral infections and cancer. There are many commercially available products for these diseases, and a large number of companies and institutions are spending considerable amounts of money and resources to develop additional products to treat these diseases. Our current products compete with other available products based primarily on:

    - product performance;

    - safety;

    - tolerability;

    - acceptance by doctors;

    - patient compliance;

    - patent protection;

    - ease of use;

    - price;

    - insurance and other reimbursement coverage;

    - distribution;

    - marketing; and

    - adaptability to various modes of dosing.

    Any other products we market in the future will also compete with products offered by our competitors. If our competitors introduce data that shows improved characteristics of their products, improve or increase their marketing efforts or simply lower the price of their products, sales of our products could decrease. We also cannot be certain that any products we develop in the future will compare favorably to products offered by our competitors, or that our existing or future products will compare favorably to any new products that are developed by our competitors. Our ability to be competitive also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the substantial period that it takes to develop a product.

    In markets where AmBisome has been approved as a first time therapy, it competes against traditional amphotericin B, which is made by Bristol-Myers Squibb Company and numerous generic manufacturers, and we expect to face more competition from new antifungal products, including those produced or currently being developed by major pharmaceutical companies, including Pfizer, Inc. and Merck. There is also a number of other lipid-based amphotericin B products that have been approved in the United States and throughout Europe, including Abelcet, which is sold by The Liposome Company (who recently announced that they will be acquired by Elan Corporation) and Amphotec, which is sold by ALZA Corporation. These products compete against AmBisome as both primary and secondary therapy and have been offered at prices that are less than AmBisome's price.

    Tamiflu competes with Relenza, an anti-flu drug that is sold by Glaxo Wellcome, in the United States and Europe. Relenza is a neuraminidase inhibitor that is delivered as an orally-inhaled dry powder. In addition, Johnson & Johnson and Biocryst are developing a neuraminidase inhibitor anti-flu drug that will represent significant competition when and if the FDA approves it. This drug being developed by Johnson and Johnson and Biocryst may be administered as a once-daily pill as opposed to Tamiflu, which must be taken twice daily. We cannot be certain that Tamiflu will compare favorably to this drug based on performance, price, length of dosing, side effects or any other criteria. Johnson & Johnson began Phase III clinical trials of this compound in February 2000 and it could be on the market as early as the winter 2000-2001 flu season.

    VISTIDE competes with a number of drugs that also treat CMV retinitis. These drugs include:

    - Ganciclovir, a drug that is sold in intravenous and oral formulations by Roche Laboratories and as an ocular implant by Bausch & Lomb Incorporated;

    - Foscarnet, an intravenous drug sold by AstraZeneca; and

    - Formivirsen, a drug that is injected directly into the eye that is sold by CibaVision.

    In addition, we are aware that several other companies are developing drugs to treat CMV retinitis.

    If approved, tenofovir DF will face substantial competition. A number of drugs to treat HIV infection and AIDS are currently sold or are in advanced stages of clinical development, including 14 products currently sold in the United States. Among the companies that are significant competitors in the HIV/AIDS market are Glaxo Wellcome, Bristol-Myers Squibb, Hoffmann-La Roche, Agouron Pharmaceuticals, Merck & Co. and DuPont Pharma.

    Lamivudine is a drug that was developed by Glaxo Wellcome in collaboration with Biochem Pharma. Lamivudine is sold in the United States, China and several other countries and has been shown to be effective in treating patients with hepatitis B. If adefovir dipivoxil is approved to treat hepatitis B, lamivudine will be significant competition.

    There are drugs that have been approved, or are awaiting approval, for the treatment of Kaposi's sarcoma in the United States and Europe, including one that is sold in a liposomal formulation. These drugs compete or are expected to compete with DaunoXome.

    A number of companies are pursuing the development of technologies competitive with our research programs. These competing companies include specialized pharmaceutical firms and large pharmaceutical companies acting either independently or together with biopharmaceutical companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for competitive products and programs.

    We anticipate that we will face increased competition in the future as our competitors introduce new products to the market and new technologies become available. We cannot determine if existing products or new products that our competitors develop will be more effective, or more effectively marketed and sold, than any that we develop. Competitive products could render our technology and products obsolete or noncompetitive before we recover the money and resources we used to develop these products.

GOVERNMENT REGULATION

    Our operations and activities are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and approval is very expensive and time consuming.

    The FDA must approve a drug before it can be sold in the United States. The general process for this approval is as follows:

PRE-CLINICAL TESTING

    Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug's potential safety and benefits. We submit this data to the FDA in a "investigational new drug application" seeking their approval to test the compound in humans.

CLINICAL TRIALS

    If the FDA accepts the investigational new drug application, we study the drug in human clinical trails to determine if the drug is safe and effective. These clinical trials involve three separate phases, which often overlap, and can take many years and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

    - PHASE I. The drug is given to a small number of healthy human subjects or patients to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution, and excretion.

    - PHASE II. The drug is given to a limited patient population to determine:

       -   the effect of the drug in treating the disease,

       -   the best dose of the drug, and

       -   the possible side effects and safety risks of the drug.

    - PHASE III. If a compound appears to be effective and safe in Phase II clinical trials, Phase III clinical trials are commenced to confirm those results. Phase III clinical trials are long-term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug. It is not uncommon for a drug that appears promising in Phase II clinical trials to fail in the more rigorous and reliable Phase III clinical trials.

FDA APPROVAL PROCESS

    If we believe that the data from the Phase III clinical trials show an adequate level of safety and effectiveness, we file a "new drug application" with the FDA seeking approval to sell the drug for a particular use. The FDA will review the new drug application and often will hold a public hearing where an independent advisory committee of expert advisors asks additional questions regarding the drug. This committee makes a recommendation to the FDA that is not binding on the FDA but is generally followed by the FDA. If the FDA agrees that the compound has a required level of safety and effectiveness for a particular use, it will allow us to sell the drug in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug is not safe enough or effective enough, or because the FDA does not believe that the data submitted is reliable or conclusive.

    At any point in this process, the development of a drug could be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any Phase I, Phase II or Phase III clinical trials that we are conducting, including those for tenofovir DF for HIV and for adefovir dipivoxil for chronic hepatitis B, or any that we conduct in the future, will be completed successfully or within any specified time period. We may choose or the FDA may require us to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

    The FDA may also require us to complete additional testing, provide additional data or information, improve our manufacturing processes, procedures or facilities or require extensive post-marketing testing and surveillance to monitor the safety or benefits of our product candidates if they determine that our new drug application does not contain adequate evidence of the safety and benefits of the drug. In addition, even if the FDA approves a drug, it could limit the uses of the drug. Approvals can also be withdrawn if the FDA does not believe that we are complying with regulatory standards or if problems are uncovered or occur after approval.

    In addition to obtaining FDA approval for each drug, the manufacturing facilities for any drug we sell, including those of companies who manufacture our drugs for us as well as our own, must be approved by the FDA and are subject to periodic inspections by the FDA. Foreign establishments that manufacture products to be sold in the United States must also be approved by the FDA and are subject to periodic regulatory inspection. Manufacturing facilities located in California, including our San Dimas facility and Foster City facility, also must be licensed by the State of California in compliance with local regulatory requirements.

    Drugs that treat serious or life-threatening diseases and conditions that are not adequately addressed by existing drugs may be designated as "fast track" products by the FDA and may be eligible for priority (six month) review and accelerated approval. Drugs receiving accelerated approval must be monitored in post-marketing clinical trials in order to confirm the safety and benefits of the drug. Certain products we are developing, including tenofovir DF for HIV, may qualify as fast track products and be eligible for accelerated approval. We have not determined if we would seek "fast track" status of these products if they qualified or the impact of this status on the timing or likelihood of approval of any of these potential products or those of our competitors.

    We are also subject to other federal, state and local regulations regarding workplace safety and protection of the environment. We use hazardous materials, chemicals, viruses and various radioactive compounds in our research and development activities and cannot eliminate the risk of accidental contamination or injury from these materials. Any misuse or accidents involving these materials could lead to significant litigation, fines and penalties.

    Drugs are also subject to extensive regulation outside of the United States. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries in the European Union (which includes most major countries in Europe). If this procedure is not used, under a decentralized system, an approval in one country of the European Union can be used to obtain approval in another country of the European Union under a simplified application process. After approval under the centralized procedure, pricing and reimbursement approvals are also required in most countries. VISTIDE was approved by the European Union under the centralized procedure. Tamiflu is being reviewed under the centralized procedure but has not yet been approved in Europe.

PRICING AND REIMBURSEMENT

    Insurance companies, HMOs and other third-party payors and some governments, seek to limit the amount we can charge for our drugs. For example, in certain foreign markets, pricing negotiations are often required to obtain approval of a product, and in the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement drug price control. In addition, managed care organizations are becoming more common in the United States and will continue to seek lower drug prices. The announcement of these proposals or efforts can cause our stock price to lower, and if these proposals are adopted, our revenues would decrease.

    Our ability to sell our drugs also depends on the availability of reimbursement from governments and private insurance companies. These governments and insurance companies often demand rebates or predetermined discounts from list prices. For example, a significant proportion of VISTIDE sales is subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. We expect that other products we are developing, particularly for AIDS indications, will be subject to reimbursement issues. We cannot be certain that any of our other products that obtain regulatory approval will be reimbursed by these government and insurance companies.

    Regulatory approval of prices is generally required in most foreign countries. In particular, certain countries will condition their approval of a product on the agreement of the seller not to sell that product for more than a certain price in that country and in the past have required price reductions after or in connection with product approval. We cannot be certain that regulatory authorities in the future will not establish lower prices or that any regulatory action reducing the price of our products in any one country will not have the practical effect of requiring us to reduce our prices in other countries.

HUMAN RESOURCES

    As of December 31, 1999, we had approximately 760 full-time employees. We believe that we have good relations with our employees.

RISK FACTORS

    In evaluating our business, you should carefully consider the following risks in addition to the other information in this report. Any of the following risks could materially and adversely affect our business, operating results and financial condition.

    ANY SIGNIFICANT REDUCTION IN AMBISOME SALES WOULD SIGNIFICANTLY REDUCE OUR OPERATING INCOME, AND COULD REQUIRE US TO SCALE BACK OUR MANUFACTURING OPERATIONS AND REDUCE OUR SALES FORCE. AmBisome sales for the year ended December 31, 1999 were approximately $129.2 million. During the same period, sales of VISTIDE and DaunoXome, were approximately $5.9 million and $4.8 million, respectively. Our corporate partner, Hoffmann-La Roche, began selling Tamiflu in November 1999 but we have not yet recognized any revenues from this product for 1999 sales. In March 2000, we received a payment from Hoffman-La Roche in the amount of $5.4 million for sales in 1999, which will be recognized as royalty revenue in the first quarter of 2000. We expect that revenues from sales of Tamiflu in 2000 will increase, therefore decreasing the percentage of our total revenues from sales of AmBisome, although we cannot predict with any certainty what our actual revenues from either AmBisome or Tamiflu will be in 2000. We do, however, expect that revenues from sales of AmBisome in 2000 will continue to constitute a substantial majority of our total product revenues in 2000.

    Accordingly, for the foreseeable future, we expect that we will continue to rely on sales of AmBisome to support our existing manufacturing and sales infrastructure and to provide operating income to offset a significant portion of our administrative, research and development expenditures. Any significant reduction in sales of AmBisome, whether as a result of the introduction of competitive products or otherwise, would have a material adverse effect on us, including the possibility that we would have to scale back our manufacturing operations and reduce our sales force. There are several products on the market that compete with AmBisome and are generally priced lower than AmBisome. In addition, there are other potentially competitive products in clinical development by major pharmaceutical companies.

    TAMIFLU IS A NEW DRUG AND IT IS TOO EARLY TO DETERMINE IF IT WILL GAIN SIGNIFICANT MARKET ACCEPTANCE. Most people who become infected with the flu use over-the-counter drugs to treat the flu symptoms, and rely on their immune system to fight the infection. Tamiflu is in a class of drugs that is a new approach to treating the flu. Tamiflu is available only by prescription and its primary benefit is that it reduces the duration of the illness by an average of
1.3 days. Patients may be reluctant to visit a physician or seek a prescription drug for the flu, physicians may be reluctant to prescribe a flu drug and government reimbursers and private insurance companies may refuse to pay for an anti-flu drug. In order for Tamiflu to be successful, our marketing partner Hoffmann-La Roche will need to increase awareness of this new approach to treating the flu and change the attitudes of patients, physicians, nurses, pharmacies, government reimbursers and insurance companies regarding flu treatment. We cannot be certain that Hoffmann-La Roche will be successful in these efforts.

    The 1999-2000 flu season was the first flu season that Tamiflu was available. It is too early to determine if Tamiflu will achieve significant market acceptance. If Tamiflu does not achieve significant market acceptance, we would be adversely affected.

    WE DEVELOP DRUGS TO TREAT AIDS AND AIDS-RELATED CONDITIONS, AND THEREFORE WE CAN BE ADVERSELY AFFECTED BY CHANGES IN THE REGULATORY AND COMMERCIAL ENVIRONMENT FOR AIDS THERAPIES. Several of our products and products in development address AIDS or AIDS-related conditions. These products include VISTIDE (cidofovir injection) for CMV retinitis, tenofovir DF for HIV and AIDS, and DaunoXome for HIV-associated Kaposi's sarcoma. The medical, regulatory and commercial environment for AIDS therapies changes quickly and often in ways that we are unable to accurately predict. We develop our AIDS products based upon current policy and the current marketplace for AIDS therapies, as well as our prediction of future policy and the future marketplace for these therapies. Our business will be subject to substantial risk because these policies and markets change quickly and unpredictably and in ways that could have a material adverse impact on our ability to obtain regulatory approval and commercial acceptance of these products.

    WE MAY NOT RECEIVE APPROVAL FOR EXPANDED USES FOR EXISTING PRODUCTS OR APPROVAL OF ADDITIONAL PRODUCTS. Additional regulatory approvals will be needed to expand the uses for which AmBisome may be marketed in the countries where it is already approved, and those approvals may or may not be obtained. Similarly, to the extent that we seek to expand the indications for DaunoXome beyond Kaposi's sarcoma, the drug may not be effective for the treatment of other diseases, and we may never obtain additional regulatory approvals. In December 1999, Bausch & Lomb terminated a collaborative program studying the use of an eye drop formulation of cidofovir, the active ingredient in VISTIDE, for the potential treatment of certain eye viruses, because they did not believe the compound achieved their performance objectives.

    OUR OPERATIONS DEPEND ON COMPLIANCE WITH COMPLEX FDA AND COMPARABLE INTERNATIONAL REGULATIONS. FAILURE TO OBTAIN BROAD APPROVALS ON A TIMELY BASIS OR TO ACHIEVE CONTINUED COMPLIANCE COULD DELAY COMMERCIALIZATION OF OUR PRODUCTS AND ADVERSELY AFFECT US. The products that we will develop and sell must be approved and will be subject to extensive regulation by the FDA and comparable agencies in other countries. We are continuing clinical trials for both AmBisome and DaunoXome for currently approved and additional uses. We are also conducting clinical trials for five other products, adefovir dipivoxil for hepatitis B infection, tenofovir DF, MiKasome, NX 211 and NX 1838. We anticipate that we will conduct a variety of clinical trials and file for marketing approval of additional products over the next several years. These products may fail to receive marketing approval on a timely basis, or at all. In addition, these products may receive marketing approvals that place limitations on their uses. These failures, delays or limitations, as well as other regulatory changes, actions and recalls, could delay commercialization of any products and adversely affect our results of operations.

    In addition, even after our products are marketed, the products and their manufacturers are subject to continual review. Later discovery of previously unknown problems with our products, our own manufacturing or the production by third-party manufacturers may result in restrictions on our products or the manufacture of our products, including withdrawal of the products from the market.

    RESULTS OF CLINICAL TRIALS AND APPROVAL OF PRODUCTS ARE UNCERTAIN, AND WE MAY BE DELAYED IN OR PROHIBITED FROM SELLING OUR PRODUCTS. We have a number of potential products that have reached the development stage. These potential products include adefovir dipivoxil for hepatitis B, tenofovir DF, MiKasome, NX 211 and NX 1838. We will be required to demonstrate the safety and effectiveness of these and any other products we develop in each intended use through extensive preclinical studies and clinical trials in order to obtain regulatory approval of these products. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials for several reasons, including:

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

    - regulatory authorities disagree with the results or design of our studies and trials;

    - required regulatory approvals are not obtained;

    - the potential products are too difficult to develop into commercially viable products; or

    - the potential products do not obtain market acceptance.

    On November 1, 1999, an FDA Advisory Committee recommended against approval of our application to approve a 60 mg dose of adefovir dipivoxil to treat AIDS. Kidney toxicity associated with this 60 mg dose, as well as a desire for additional data, were the major concerns of this committee. Following this recommendation, we were informed by the FDA that they would not approve our application unless we obtained additional data that satisfied the concerns raised by this committee. Based on these discussions, we terminated our development of adefovir dipivoxil for the treatment of AIDS. We are using 10 and 30 milligram doses of adefovir dipivoxil in our Phase III clinical trials of adefovir dipivoxil for hepatitis B. We believe that these lower doses will not result in the kidney toxicity experienced with 60 milligrams and that adefovir dipivoxil can be effective in treating hepatitis B at this lower dose. We cannot be certain, however, that these lower doses will be both safe enough and have sufficient treatment benefits to receive FDA approval. Tenofovir DF is in the same class of drugs as adefovir dipivoxil. And, while we have not yet experienced kidney toxicity in our clinical trials of tenofovir DF, the kidney toxicity in our clinical trials of adefovir dipivoxil for AIDS did not arise until the later stages of our clinical trials. We cannot be certain that similar toxicity issues will not arise later in our clinical trials of tenofovir DF. A number of companies in our industry have suffered similar setbacks in advanced clinical trials despite promising results in earlier trials. In the end, we may be unable to develop additional marketable products.

    DELAYS IN PATIENT ENROLLMENT FOR CLINICAL TRIALS COULD INCREASE COSTS AND DELAY REGULATORY APPROVALS. The rate of completion of our clinical trials will depend on the rate of patient enrollment. There will be substantial competition to enroll patients in clinical trials for our drugs in development. This competition has delayed our clinical trials in the past. In addition, recent improvements in existing drug therapy, particularly for AIDS, hepatitis B and certain cancers, may make it more difficult for us to enroll patients in our clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals.

    OUR PRODUCT DEVELOPMENT EFFORTS MAY NOT YIELD MARKETABLE PRODUCTS DUE TO RESULTS OF STUDIES OR TRIALS, FAILURE TO ACHIEVE REGULATORY APPROVALS OR MARKET ACCEPTANCE, PROPRIETARY RIGHTS OF OTHERS OR MANUFACTURING ISSUES. Our success depends on our ability to successfully develop and obtain regulatory approval to market new pharmaceutical products. A significant portion of the research that we will conduct will involve new and unproven technologies. Development of a product requires substantial technical, financial and human resources even if the product is not successfully completed.

    Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

    - lack of sufficient treatment benefit or unacceptable toxicity during preclinical studies or clinical trials;

    - failure to receive necessary regulatory approvals;

    - existence of proprietary rights of third parties; and

    - inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

    WE MAY UNDERESTIMATE DEVELOPMENT COSTS, ADVERSELY AFFECTING OUR
BUSINESS. Due to uncertainties that are part of the development process, we may underestimate the costs associated with the development of a potential product. Delays or unanticipated increases in costs of development or failure to obtain regulatory approval or market acceptance for our products could adversely affect our operating results.

    WE DEPEND ON RELATIONSHIPS WITH OTHER COMPANIES FOR RESEARCH FUNDING, CLINICAL DEVELOPMENT, SALES AND MARKETING PERFORMANCE AND REVENUES. FAILURE TO MAINTAIN THESE RELATIONSHIPS WOULD NEGATIVELY IMPACT OUR BUSINESS. We rely on a number of significant collaborative relationships with major pharmaceutical companies for our research funding, clinical development and/or sales and marketing performance. These include collaborations with Fujisawa USA Inc., Glaxo Wellcome, Hoffmann-La Roche, Pharmacia & Upjohn, Schering AG and Sumitomo Pharmaceuticals Co. Inc. We also only rely on international distributors for sales of AmBisome in certain countries. Reliance on collaborative relationships poses a number of risks, including:

    - we will not be able to control whether our corporate partners will devote sufficient resources to our programs or products;

    - disputes may arise in the future with respect to the ownership of rights to technology developed with corporate partners;

    - disagreements with corporate partners could lead to delays in or termination of the research, development or commercialization of product candidates, or result in litigation or arbitration;

    - contracts with our corporate partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

    - corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue alternative technologies or products either on their own or in collaboration with our competitors; and

    - corporate partners with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products of their own development.

    Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenue from existing products, including Tamiflu, AmBisome and VISTIDE, could decline.

    OUR RIGHTS TO MARKET AMBISOME IN THE UNITED STATES AND CANADA ARE LIMITED BY AN AGREEMENT WITH FUJISAWA. FAILURE OF FUJISAWA TO EFFECTIVELY MARKET AMBISOME MAY REDUCE REVENUES. Our rights to market AmBisome in the United States and Canada are subject to an agreement with Fujisawa Healthcare, Inc. Under the terms of this agreement, we have sole marketing rights to AmBisome in all countries except the United States and Canada, but must pay royalties in connection with sales in most significant Asian markets, including Japan. We co-promote AmBisome with Fujisawa in the United States. We manufacture AmBisome for sale in the United States and Canada and sell AmBisome to Fujisawa at cost in the United States and at cost plus a specified percentage in Canada. Fujisawa collects all revenues from AmBisome sales in the United States and pays us 20% of the gross profits from such sales. The success of AmBisome in the United States will be dependent primarily on the efforts of Fujisawa and in Canada the success of AmBisome will depend entirely on Fujisawa. If Fujisawa fails in its efforts, potential revenues from the sales of AmBisome may be substantially reduced.

    FAILURE OF HOFFMANN-LA ROCHE TO EFFECTIVELY MARKET TAMIFLU WOULD REDUCE POTENTIAL REVENUES. Hoffmann-La Roche has sole responsibility for promoting and selling Tamiflu on a worldwide basis and we have no control over their activities. Therefore, we are relying on the efforts of Hoffmann-La Roche for any revenues we receive from the sale of Tamiflu. If Hoffmann-La Roche does not dedicate sufficient resources to the promotion of Tamiflu, or if Hoffmann-La Roche fails in its marketing efforts, the royalties we receive from the sale of Tamiflu would decrease and we would be adversely affected.

    INABILITY TO ESTABLISH FUTURE SUCCESSFUL COLLABORATIVE RELATIONSHIPS MAY IMPAIR OUR FINANCIAL RESULTS. We may seek future collaborative relationships with corporate partners to fund some of our research and development expenses and to develop and commercialize some of our potential products. For example, we have been in discussions with several potential corporate partners about collaborative development and commercialization of adefovir dipivoxil for hepatitis B, particularly in Asian territories. Further, we anticipate that our revenues from collaborative agreements will continue to be affected by existing agreements, as well as by the timing of drug development programs of our corporate partners. We may not be able to negotiate acceptable collaborative arrangements in the future, and any arrangements we do negotiate may not be successful. If we fail to establish additional collaborative relationships, we will be required to undertake research, development, marketing and manufacturing of our proposed products at our own expense.

    WE HAVE A HISTORY OF LOSSES, EXPECT TO OPERATE AT A LOSS FOR THE FORESEEABLE FUTURE AND MAY NEVER BE PROFITABLE. We have never been profitable on a full-year basis. We may never become profitable. At December 31, 1999, our accumulated deficit was $449.2 million. Our losses have resulted principally from expenses associated with our research and development programs and, to a lesser extent, from sales, general and administrative expenses. Our product sales and royalty revenues are derived from sales of AmBisome, VISTIDE and DaunoXome and royalty arrangements related to AmBisome and VISTIDE. In addition, we continue to integrate Gilead and NeXstar and unforeseen costs could require us to spend substantially more financial resources that we have anticipated.

    OUR EXISTING PRODUCTS AND PRODUCTS UNDER DEVELOPMENT MAY NOT BE ACCEPTED BY PHYSICIANS, INSURERS AND PATIENTS. Many of our products in development, if approved for marketing, would have no established market. The ability of these products to achieve and sustain market acceptance will depend on the receipt and scope of regulatory approvals and whether or not government authorities and managed care organizations will adequately reimburse patients who use these products.

    In addition, we need to convince the medical and patient advocacy community of:

    - the effectiveness of these products in treating disease;

    - the safety of these products when administered to patients; and

    - the advantages of these products over competitive products.

    Physicians, patients, patient advocates, payors and the medical community in general may not accept and use any products that we may develop. If our products are not accepted, our results of operations will suffer.

    MANY OTHER COMPANIES ARE TARGETING THE SAME DISEASES AND CONDITIONS AS WE ARE. COMPETITIVE PRODUCTS FROM OTHER COMPANIES COULD SIGNIFICANTLY REDUCE THE MARKET ACCEPTANCE OF OUR PRODUCTS. Our products and development programs target a number of diseases and conditions, including viral infections, fungal infections, bacterial infections and cancer. There are many commercially available products for these diseases. Certain of these products are well-established therapies and have generated substantial sales. In addition, a large number of companies and institutions are conducting well-funded research and development activities directed at developing treatments for these diseases. Products currently on the market and those under development by our competitors could make our technology and products obsolete or noncompetitive. We expect that competition for the treatment of these diseases will increase in the future as new products enter the market and advanced technologies become available. We will also be competing to license or acquire technology from other companies.

    Most of our competitors and potential competitors have substantially greater resources than we do. Those resources include superior product development capabilities and financial, scientific, manufacturing, marketing, managerial and human resources. These competitors may achieve superior patent protection, obtain key technology, receive regulatory approval or achieve product commercialization earlier than us.

    THE SIGNIFICANTLY GREATER RESOURCES OF THE MARKETING ORGANIZATIONS OF LARGE PHARMACEUTICAL COMPANIES COULD HINDER OUR ABILITY TO COMPETE SUCCESSFULLY. Our products compete, and the products we may develop are likely to compete, with products of other companies that currently have extensive and well-funded marketing and sales operations. Because these companies are capable of devoting significantly greater resources to their marketing efforts, our marketing or sales efforts may not compete successfully against the efforts of these other companies.

    OUR EXISTING PRODUCTS ARE SUBJECT TO REIMBURSEMENT FROM GOVERNMENT AGENCIES AND OTHER THIRD PARTIES. PHARMACEUTICAL PRICING AND REIMBURSEMENT PRESSURES MAY REDUCE PROFITABILITY. Successful commercialization of our products depends, in part, on the availability of governmental and third party payor reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. For example, a majority of our sales of AmBisome, VISTIDE and DaunoXome are subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. If Tamiflu is approved for sale in Europe, its success will also depend largely on obtaining government reimbursement in Europe because in many European countries, including the United Kingdom and France, patients are reluctant to pay for prescription drugs out of their own pockets. We also expect that several of our products in development, particularly for AIDS indications, will have a similar reimbursement profile, if they receive regulatory approval. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

    In addition, in many international markets, governments control the prices of prescription pharmaceuticals. In these markets, once marketing approval is received, pricing negotiation can take another six to twelve months or longer. Product sales, attempts to gain market share or introductory pricing programs of our competitors could require us to lower our prices in these countries, which could adversely affect our results of operations.

    MOST OF OUR PRODUCT SALES ARE MADE IN EUROPE, AND CURRENCY FLUCTUATIONS MAY IMPAIR OUR FINANCIAL RESULTS. A majority of our product sales are made in Europe, with 51.3% of our product sales for the year ending December 31, 1999 occurring in the United Kingdom, France, Germany, Italy and Spain. In most significant European markets, we sell AmBisome and DaunoXome in the currency of the country in which they are sold. Accordingly, the prices of these products in U.S. Dollars will vary as the value of the U.S. Dollar fluctuates against these foreign currencies or the Euro. Increases in the value of the U.S. Dollar against foreign currencies may reduce our U.S. Dollar return on the sale of our products. In addition, although we implement hedging techniques with respect to our foreign currency accounts receivable, these techniques do not eliminate the effects of foreign currency fluctuations with respect to anticipated revenues. Therefore our future results will continue to be affected by foreign currency fluctuations.

    WE MAY NOT BE ABLE TO OBTAIN EFFECTIVE PATENTS TO PROTECT OUR TECHNOLOGIES FROM USE BY COMPETITORS, AND PATENTS OF OTHER COMPANIES COULD REQUIRE US TO STOP USING OR PAY FOR THE USE OF REQUIRED TECHNOLOGY. Our success will depend to a significant degree on our ability to:

    - obtain patents and licenses to patent rights;

    - preserve trade secrets; and

    - operate without infringing on the proprietary rights of others.

    We have rights to United States and foreign issued patents and have filed and will continue to file patent applications in the United States and abroad relating to our technologies. There is a risk, however, that patents may not issue from any of these applications or that the patents will not be sufficient to protect our technology. Patent applications in the United States are confidential until a patent is granted. As a result, we would not know if our competitors filed patent applications for technology covered by our pending applications. We also cannot be certain that we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

    We do not have patent filings covering adefovir dipivoxil per se in China or in certain other Asian countries, although we do have applications pending in various Asian countries, including China, which relate to various forms and formulations of adefovir dipivoxil. Asia is a major market for hepatitis B therapies, one of the potential indications for adefovir dipivoxil. We may obtain patents for certain products many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to commercial sale, the commercial value of the product may be limited.

    Our competitors may file patent applications covering our technology. If so, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if successful. In August 1998, we were served with a patent infringement lawsuit filed by Chiron Corporation alleging that our research infringes Chiron's patents covering the hepatitis C NS-3 protein and gene sequences and their use in screening for potential hepatitis C therapeutics. We have ceased our activities with respect to the NS-3 protein and have settled the litigation with Chiron.

    Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties. If we infringe patents of others, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We cannot be certain that we would be able to obtain alternative technologies or any required license. Even if we were to obtain such technologies or licenses, we cannot be certain that the terms would be reasonable. If we fail to obtain such licenses or alternative technologies, we may be unable to develop some or all of our products.

    In addition, we use significant proprietary technology and rely on unpatented trade secrets and proprietary know-how to protect certain aspects of our production and other technologies. Our trade secrets may become known or independently discovered by our competitors.

    MANUFACTURING PROBLEMS COULD DELAY PRODUCT SHIPMENTS AND REGULATORY APPROVALS. For VISTIDE, adefovir dipivoxil and tenofovir DF, we rely on third parties for the manufacture of bulk drug substance and final drug product for clinical and commercial purposes. Hoffmann-La Roche is responsible for manufacturing Tamiflu and if they encounter problems in this process, our revenues from the sales of Tamiflu could decrease. We depend on these third parties to perform their obligations effectively and on a timely basis. If these third parties fail to perform as required, our clinical trials or submission of products for regulatory approval may be delayed. These delays could impair our ability to deliver commercial products on a timely basis and could impair our competitive position.

    We manufacture AmBisome and DaunoXome at our facilities in San Dimas, California. Our only formulation and manufacturing facilities are in San Dimas, California; although we own a manufacturing facility in Ireland that performs certain quality control testing, labeling and packaging, and we use third parties to fill and lyophilize (freeze dry) certain batches of product as alternate contract suppliers. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and would be unable to manufacture AmBisome and DaunoXome to meet market needs.

    WE MAY NOT BE ABLE TO OBTAIN MATERIALS NECESSARY TO MANUFACTURE OUR PRODUCTS. Many of the materials that we utilize in our operations are made at only one facility. For example, we depend on single suppliers for high quality amphotericin B, daunorubicin HC1 and high quality cholesterol, each of which is used in the manufacture of our liposome products. We have qualified only one supplier with the FDA for the bulk drug substance used in VISTIDE and one different supplier for the final drug product. A shutdown in any of these facilities due to technical, regulatory or other problems, resulting in an interruption in supply of these materials, could have an adverse impact on our financial results. While we have established a second source of bulk drug substance supply for VISTIDE, we have not yet qualified this source with the FDA and cannot be certain that the FDA will approve this second source. Because the suppliers of key components and materials must be named in the new drug application filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If supplies from our suppliers were interrupted for any reason, we could be unable to ship AmBisome, VISTIDE or DaunoXome, or supply any of our products in development for clinical trials.

    WE HAVE LIMITED EXPERIENCE IN MANUFACTURING NON-LIPOSOMAL PRODUCTS AND COULD BE ADVERSELY AFFECTED IF WE FAIL TO DEVELOP MANUFACTURING CAPACITY. For some of our potential products, we will need to develop further our production technologies for use on a larger scale in order to conduct clinical trials and produce such products for commercial sale at an acceptable cost. We cannot be certain that we will be able to implement any of these developments successfully.

    The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. The FDA's current Good Manufacturing Practices are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards. In addition, our manufacturing operations are subject to routine inspections by regulatory agencies and similar regulations are in effect in other countries.

    OUR BUSINESSES MAY GIVE RISE TO PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE OR INDEMNITY AGREEMENTS. The testing, manufacturing, marketing and use of AmBisome, VISTIDE and DaunoXome, as well as products in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. Although we maintain product liability insurance, a single product liability claim could exceed the coverage limits, and multiple claims are possible. If that happens, the insurance coverage we have may not be adequate. A successful product liability claim in excess of our coverage could require us to pay substantial amounts. This could adversely affect our results of operations. Moreover, the amount and scope of any coverage may be inadequate to protect us in the event of a successful product liability claim. In the future such insurance may not be renewed at an acceptable cost or at all. If liability insurance becomes unobtainable, our ability to clinically test and to market our products could be significantly impaired.

    Additionally, we are required by governmental regulations to test our products even after they have been sold and used by patients. As a result of such tests, we may be required to, or may determine that, we should recall products already in the market. Subsequent testing and product recalls may increase our potential exposure to product liability claims.

    OUR USE OF HAZARDOUS MATERIALS, CHEMICALS, VIRUSES AND RADIOACTIVE COMPOUNDS EXPOSES US TO POTENTIAL LIABILITIES. Our research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines.

ITEM 2. PROPERTIES

    Our corporate headquarters, including our principal executive offices and certain of our research facilities are located in Foster City, California. At this location, we lease approximately 221,600 square feet of space in eight proximately located buildings. One of the leases covering 59,039 square feet of space in this group of buildings expires in December 2003 and there are no renewal options. The remaining leases expire in March and September 2006 and we have an option to renew all of these leases for two additional five-year periods.

    In Boulder, Colorado, we sublease a facility of approximately 32,000 square feet of office space, which we use as administrative offices. This sublease expires in July 2003. We also lease approximately 60,000 square feet of space, which we use both as research laboratories and as administrative offices. This lease expires in October 2001, but can be renewed at our option for two successive five-year periods.

    We also occupy a facility in San Dimas, California under a noncancelable operating lease that expires in May 2003 with two five-year renewal options. This facility has 51,500 square feet of space and houses research and development activities, manufacturing and certain administrative functions.

The facility has been inspected by the State of California for compliance with "current Good Manufacturing Practices" and is licensed by the State of California for pharmaceutical manufacturing. The license is renewable annually. The San Dimas facility has been registered for the commercial production of AmBisome and DaunoXome by the Medicines Control Agency in the United Kingdom
(MCA) and the FDA.

    We also lease a second manufacturing facility adjacent to our other facility in San Dimas, California. This lease expires in November 2003 with two five-year renewal options. This second facility in San Dimas provides in excess of 70,000 square feet of space, including approximately 45,000 square feet of manufacturing space, and is our primary injectable pharmaceutical production plant. Both the MCA and the FDA have approved the manufacture of AmBisome at this facility.

    Finally, the Company owns a 9,700 square foot facility located in Dublin, Ireland, in which the quality control testing, final labeling and packaging are currently being conducted for AmBisome and DaunoXome for the European Union and elsewhere.

ITEM 3. LEGAL PROCEEDINGS

    On August 11, 1997, we reached a settlement with The Liposome Company, Inc. in which we each agreed to dismiss all legal proceedings involving patents related to our liposomal formulation of amphotericin B. In the settlement agreement, The Liposome Company agreed not to sue us in connection with the worldwide production and sales of AmBisome and gave us rights to use some of their patents. Under the terms of the settlement Agreement, we are required to make payments based on AmBisome sales over the next several years.

    In August 1998, we were sued by Chiron who claimed that we were infringing their patents for hepatitis C and related technology. In December 1999, we agreed to the terms of a settlement agreement with Chiron and, as a result, we made a one-time settlement payment of $0.4 million to Chiron.

    We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have any significant impact on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on The Nasdaq Stock Market under the symbol "GILD." The following table sets forth for the periods indicated the high and low prices per share of our common stock on The Nasdaq Stock Market. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent prices of actual transactions.

1999                                                    CLOSING HIGH     CLOSING LOW
----                                                   --------------   --------------
First Quarter........................................  $ 56 3/4         $ 35 3/4
Second Quarter.......................................  $ 52 1/4         $ 36 1/16
Third Quarter........................................  $ 92 3/8         $ 52 1/8
Fourth Quarter.......................................  $ 73 25/32       $ 37 1/4

1998
----
First Quarter.                                         $           42   5/8         35
Second Quarter.......................................  $ 43 1/4         $ 31 5/8
Third Quarter........................................  $ 30 3/8         $ 18 1/4
Fourth Quarter.......................................  $ 41 1/16        $ 18 3/4

    As of February 25, 2000, we had 44,388,828 shares of common stock outstanding held by approximately 586 stockholders of record. We have not paid dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                             GILEAD SCIENCES, INC.
                    SELECTED CONSOLIDATED FINANCIAL DATA(1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        NINE MONTHS
                                                 YEARS ENDED DECEMBER 31,                  ENDED
                                       ---------------------------------------------   DECEMBER 31,
                                         1999        1998        1997        1996        1995 (2)
                                       ---------   ---------   ---------   ---------   -------------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Total revenues.......................  $ 168,979   $ 151,119   $ 132,258   $ 122,121     $  50,744
Total costs and expenses.............    239,838     230,631     220,480     181,403       114,800
Loss from operations.................    (70,859)    (79,512)    (88,222)    (59,282)      (64,056)
Net loss.............................    (66,486)    (44,758)    (72,893)    (45,614)      (59,225)
Basic and diluted net loss per common
  share..............................  $   (1.55)  $   (1.09)  $   (1.85)  $   (1.21)    $   (1.97)
Common shares used to calculate basic
  and diluted net loss per common
  share..............................     42,826      41,015      39,432      37,641        30,187

                                                              DECEMBER 31,
                                       ----------------------------------------------------------
                                         1999        1998        1997        1996         1995
                                       ---------   ---------   ---------   ---------   ----------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities.........................  $ 294,394   $ 348,743   $ 387,361   $ 338,354   $ 182,657
Working capital......................    324,104     359,555     396,810     332,352     180,568
Total assets.........................    436,808     487,764     516,989     450,540     275,376
Long-term obligations................      5,253       8,883       9,658      18,120      13,330
Convertible subordinated
  debentures.........................     79,533      80,000      80,000          --          --
Accumulated deficit..................   (449,232)   (382,746)   (337,988)   (265,095)   (219,481)
Total stockholders' equity (3).......    297,292     333,699     357,726     374,649     228,931

------------------------

(1) Periods prior to the year ended December 31, 1999 have been restated to reflect the merger with NeXstar Pharmaceuticals, Inc. on July 29, 1999, which has been accounted for as a pooling of interests.

(2) In October 1995, we changed our fiscal year end from March 31 to December 31, effective with the nine months ended December 31, 1995.

(3) No dividends have been declared or paid on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We were incorporated in Delaware on June 22, 1987, and are an independent biopharmaceutical company that seeks to provide accelerated solutions for patients and the people who care for them. We discover, develop, manufacture and commercialize proprietary therapeutics for challenging infectious diseases (viral, fungal and bacterial diseases) and cancer. Currently, we market AmBisome-Registered Trademark-((amphotericin B) liposome for injection), an antifungal agent, DaunoXome-Registered Trademark- (daunorubicin citrate liposome injection), a drug approved for the treatment of Kaposi's sarcoma, and VISTIDE-Registered Trademark- (cidofovir injection) for the treatment of cytomegalovirus ("CMV") retinitis. Hoffmann-La Roche Inc. ("Roche") markets Tamiflu-TM- (oseltamivir phosphate) for the treatment of influenza, under a collaborative agreement. In addition, we are developing products to treat diseases caused by human immunodeficiency virus ("HIV"), hepatitis B virus ("HBV"), bacterial infections and cancer.

    On July 29, 1999, we entered into a business combination with NeXstar Pharmaceuticals, Inc. ("NeXstar"). The business combination has been accounted for as a pooling of interests and our historical consolidated financial statements for all years prior to the business combination have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of NeXstar.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Our actual financial and operating results could differ materially from our expectations. Some of the factors that could cause these differences are listed below. These factors, as well as other factors that could cause or contribute to these differences, are described in more detail under "Risk Factors" beginning on page 26 of this report.

    MERGER INTEGRATION. We continue to integrate Gilead with NeXstar and unforeseen integration issues could disrupt our business or require us to expend substantially more financial resources than anticipated.

    REGULATORY PROCESS. The FDA and foreign agencies could reject or limit the commercialization of our products for a number of reasons. If these agencies reject or limit the commercialization of our products, our financial results would be adversely affected.

    AMBISOME SALES. We rely on sales of AmBisome for a significant portion of our operating income. If revenues from sales of AmBisome decrease, our operating income would decrease.

    MARKET ACCEPTANCE OF PRODUCTS. If our products do not achieve and sustain market acceptance, our results of operations will suffer. Tamiflu is in a new class of drugs that represent a new approach to treating the flu. In order for Tamiflu to achieve significant market acceptance, our marketing partner, Hoffmann-La Roche, must change attitudes toward flu treatment.

    COLLABORATIONS. We depend on collaborations for the development and commercialization of certain products and for revenue, including the collaboration with Hoffmann-La Roche for sales of Tamiflu and the collaboration with Fujisawa for sales of AmBisome in the United States and Canada. These collaborations could fail for a number of reasons. We will also seek additional collaborations, including a collaboration for adefovir dipivoxil for the treatment of Hepatitis B virus infection. If our collaborations fail or if we are unable to establish additional collaborations, our financial results would be adversely affected.

    FOREIGN CURRENCY FLUCTUATIONS. A significant portion of our sales is in foreign currency. Increases in the value of the U.S. Dollar against foreign currencies can reduce our U.S. Dollar return on these sales and negatively impact our financial condition.

    UNCERTAIN FINANCIAL RESULTS. We expect that our financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. We have never been profitable on a full-year basis and may never achieve or sustain profitability. As of December 31, 1999, our accumulated deficit was $449.2 million.

REVENUES

    We had total revenues of $169.0 million, $151.1 million and $132.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Total revenues include revenues from net product sales, net royalties and contracts, including research and development ("R&D") collaborations.

    Net product sales revenue was $139.9 million, $114.2 million and $100.9 million for 1999, 1998 and 1997, respectively. Such revenues are increasingly derived from sales of AmBisome, which represented 92%, 91% and 83% of total product sales revenue in 1999, 1998 and 1997, respectively. We also recognized product sales revenue of $5.9 million and $4.8 million from sales of VISTIDE and DaunoXome, respectively, during 1999. A significant majority of our product sales, particularly sales of AmBisome, are denominated in foreign currencies. In future periods, the combined levels of sales of VISTIDE and DaunoXome are expected to be relatively flat as compared to 1999 amounts.

    During 1999, 1998 and 1997, we recorded net royalty revenue of $10.4 million, $7.3 million and $1.6 million, respectively. During this three-year period, the most significant source of royalty revenue was from sales of AmBisome in the United States by Fujisawa Healthcare, Inc. ("Fujisawa"), under a co-promotion arrangement we have with them. During the fourth quarter of 1999, we began recognizing royalty revenues from Fujisawa's sales of AmBisome in the month following the month in which the related product sales occur. Prior to the fourth quarter of 1999, we recognized this royalty revenue in the month the sales occurred. We have recognized net royalty revenue of $8.3 million from

Fujisawa in 1999, which represents 11 months of sales by Fujisawa to customers. Net royalty revenues recognized from Fujisawa's sales of AmBisome in 1998 and 1997 were $4.8 million and $0.7 million, respectively. Substantially all of the remaining net royalty revenue recognized in each year of this three-year period represents royalties from sales of VISTIDE by Pharmacia & Upjohn S.A. ("Pharmacia & Upjohn") outside the United States. In future periods, royalties from sales of VISTIDE are expected to be relatively flat. In October 1999, the U.S. Food and Drug Administration approved Tamiflu for the treatment of influenza A & B in adults. We co-developed Tamiflu with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively, "Roche"), which owns the worldwide commercial rights to the product and is required to pay to us a royalty on net sales. Beginning in 2000, we expect that royalties from sales of Tamiflu will comprise a greater portion of our net royalty revenue. We will recognize royalty revenue from sales of Tamiflu in the quarter following that in which the related product sales occur.

    Contract revenue was $18.7 million, $29.6 million and $29.8 million in 1999, 1998 and 1997, respectively. The single most significant source of contract revenue in each of these three years relates to the development of Tamiflu under our R&D collaboration agreement with Roche. Tamiflu is an orally-administered compound developed to treat and potentially to prevent viral influenza in humans. During 1999, 1998 and 1997, we recorded approximately $14.9 million, $16.4 million and $14.2 million, respectively, of contract revenue under this agreement with Roche. The 1999 amount includes $2.1 million of R&D reimbursements and $12.8 million of milestone payments. The $16.4 million recorded during 1998 represents reimbursed R&D expenses and includes $5.2 million attributable to R&D expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement and recognized as revenue in 1998. During 1997, we recognized as contract revenue R&D reimbursements of $8.2 million and milestone payments of $6.0 million. We are entitled to additional milestone payments of up to $21.2 million upon achieving certain developmental and regulatory milestones. While we may earn additional milestones under the Roche agreement in 2000, R&D reimbursements under the Roche agreement are expected to be slightly lower in 2000 as compared to 1999. Such reimbursements will approximate actual related R&D costs we incur.

    In November 1999, we entered into an agreement with Somalogic, Inc. ("Somalogic") under which we assigned to Somalogic a sole and exclusive license to certain intellectual property, including patents and patent applications. Under the terms of the agreement, Somalogic is required to pay to us a total of $2.5 million in two nonrefundable installments. The first installment of $1.5 million was paid in November 1999 and is included in contract revenue in our consolidated statement of operations for the year ended December 31, 1999. The remaining $1.0 million installment is due in November 2000 and, because Somalogic is a developmental stage entity that may require third party financing, we will recognize this amount as contract revenue when received. Contract revenue recognized in 1999 also includes a $1.0 million performance-based milestone payment received from SKW Americas, Inc. ("SKW"). SKW is the 51% owner of Proligo L.L.C. ("Proligo"), an entity in which we hold the remaining 49% ownership interest.

    In 1998, we recorded as contract revenue a $3.0 million milestone payment from Sumitomo Pharmaceuticals Co., Ltd., related to a license of AmBisome rights in Japan. Also in 1998, we entered into an agreement with Isis Pharmaceuticals, Inc. ("Isis") under which we sold to Isis the holdings of its antisense patent estate, including patents and patent applications. Under the terms of the agreement, Isis is required to pay to us a total of $6.0 million in four installments. The total sale price of $6.0 million is included in contract revenue in 1998.

    Contract revenue for both 1998 and 1997 also includes reimbursement of research expenses under our collaborative agreements with Glaxo Wellcome Inc. ("Glaxo") and Schering A.G. ("Schering"). Under our agreement with Schering related to the discovery and development of aptamers as in vivo diagnostic agents ("Schering Research Agreement"), we recognized $2.4 million of contract revenue in both 1998 and 1997. The Schering Research Agreement expired in 1999, but a related license agreement remains in effect. Our collaborative agreement with Glaxo was related to its code blocker program. Contract revenue recognized in connection with the Glaxo agreement was $1.8 million in 1998 and $3.0 million in 1997. In June 1998, the agreement and the funding for the program were terminated, resulting in reduced revenue in 1998 as compared to 1997.

    During 1997, we recognized in contract revenue a $10.0 million milestone payment under our collaborative agreement with Pharmacia & Upjohn following the marketing authorisation for VISTIDE in the European Union. This is the only milestone payment provided for under that agreement.

COSTS AND EXPENSES

    Cost of goods sold was $29.5 million, $23.4 million and $21.6 million for the years ended December 31, 1999, 1998 and 1997, respectively, and resulted from sales of AmBisome, VISTIDE, and DaunoXome. Overall, cost of goods sold has been in the range of 20% to 21% of net product sales in each of the three years presented. In connection with most of our European product sales, we price our products in the currency of the country into which they are sold ("Payment Currencies"). A significant majority of our manufacturing costs are in U.S. Dollars. It is likely that any decline in the value of the Payment Currencies relative to the U.S. Dollar would negatively impact our gross margins since our manufacturing costs would remain approximately the same while our revenues, which are reported in U.S. Dollars, would decline. Except for the potential impact of unpredictable and uncontrollable changes in Payment Currencies relative to the U.S. Dollar, we expect the relationship between cost of goods sold and net product sales to be consistent for the foreseeable future, provided there are no significant changes in the nature or mix of product sales.

    Our R&D expenses for the years ended December 31, 1999, 1998 and 1997 were $112.9 million, $127.8 million and $112.2 million, respectively. The 12% decrease in 1999 as compared to 1998 is primarily attributable to our reduced research activities at our Boulder, Colorado facility. In August 1998, we transferred our Boulder-based NeXstar Technology Products division to Proligo, our equity investee. In addition, in October 1998, we reduced our R&D workforce in Boulder by 47 employees and recorded an expense of $1.6 million related to severance packages for the discharged employees. In 1999, we reduced our R&D workforce in Boulder by 30 employees upon completing our merger with NeXstar. Finally, we had a reduced level of involvement in the development of Tamiflu in 1999 as compared to 1998. These decreases were offset in part by greater levels of expense in 1999 for the development programs for adefovir dipivoxil for hepatitis B infection and tenofovir disoproxil fumarate (PMPA oral prodrug) for HIV, as well as an adjustment of $2.9 million to fully reserve our supply of adefovir dipivoxil for HIV. This adjustment was made as a result of our decision to discontinue the development of this product candidate in the United States after a negative recommendation from an FDA advisory panel and discussions with the FDA following this recommendation. The $15.6 million increase in R&D expenses between 1997 and 1998 was primarily attributable to costs associated with Phase III clinical trials for adefovir dipivoxil for HIV, as well as the expanded access program for patients with HIV infection. Increased R&D expenses in 1998 as compared to 1997 also reflect costs associated with the development of adefovir dipivoxil for hepatitis B infection. We expect our R&D expenses to increase in 2000 relative to 1999, primarily reflecting increased expenses related to the continued late-stage development of tenofovir disoproxil fumarate for HIV and adefovir dipivoxil for hepatitis B.

    Selling, general and administrative ("SG&A") expenses were $78.3 million, $78.2 million and $70.6 million for the years ended December 31, 1999, 1998 and 1997. During 1999, we recorded $2.3 million of compensation expense related to a NeXstar stock option plan that requires the use of variable plan accounting. This charge was substantially offset by cost savings related to the elimination of duplicate selling, general and administrative positions and functions within the combined Gilead and NeXstar organization. The $7.6 million increase in SG&A expenses in 1998 as compared to 1997 primarily represents costs incurred to: strengthen the sales and marketing organization in Europe to support increased levels of AmBisome sales; expand sales, marketing and operational capacity in anticipation of the then-planned commercial launch of adefovir dipivoxil for HIV; accrue an executive termination agreement and severance packages for a NeXstar workforce reduction; and, to support a greater level of R&D activities. We expect our SG&A expenses to increase during 2000 to support both ongoing marketing and sales activities and the planned increase in research and development activities.

    Expenses attributable to our merger with NeXstar were $18.3 million for the year ended December 31, 1999. These expenses primarily consist of transaction costs, including professional fees, filing fees and printing costs, employee severance costs and the write-down of certain NeXstar property and equipment that are not expected to be used in future operations. Total employee severance costs incurred of $5.3 million relate to the termination of 70 employees, the majority of which were from our Boulder, Colorado facility. As of December 31, 1999, all employees for which severance costs were accrued had been terminated. The balance of this accrued liability was $2.5 million at December 31, 1999 and we anticipate that substantially all remaining accrued severance costs will be paid to former employees by September 2000. We do not expect to achieve any significant ongoing future cost savings as a result of these staff reductions, which were primarily undertaken to functionally realign our organization during the merger integration process. As we continue to grow, increased spending in other areas will offset the effect of these cost savings. We do not expect to recognize any expenses related to the NeXstar merger in future periods.

LITIGATION SETTLEMENT AND RELATED EXPENSES

    We reported litigation settlement and related expenses of $0.8 million, $1.3 million and $16.0 million in 1999, 1998 and 1997, respectively. The amount for 1997 was primarily related to the August 1997 settlement with The Liposome Company ("TLC") in which both parties agreed to dismiss all legal proceedings in connection with two United States patents and their international counterparts held by TLC (the "Patent Litigation"). Under the terms of the settlement agreement, we made an initial payment to TLC of $1.8 million and are required to make additional payments beginning in 1998 based on AmBisome sales over the next several years. Because the payments are subject to certain minimum and maximum amounts, $10.0 million of the accounting charge recorded in 1997 represents the net present value of all future minimum payments we are required to make. We do not expect the difference between the future minimum and maximum payments to TLC to be material. During 1997, we recorded additional expenses related to the Patent Litigation of $4.2 million.

GAIN ON SALE OF SUBSIDIARY

    In 1998, we recorded a $22.1 million gain on the sale of our 51% interest (the "Interest") in our newly established subsidiary, Proligo, a Delaware limited liability company, to SKW. Proligo was formed in July 1998 and initially consisted of the assets of our NeXstar Technology Products division, a manufacturer of oligonucleotides and specialty chemicals for the pharmaceuticals industry. As payment for the interest, we received $15.0 million and a 49% interest in PerSeptive Biosystems GmbH, a company in Hamburg, Germany (the "Hamburg Company"), which specializes in the manufacture of nucleoside phosphoramidite monomers. In addition, SKW agreed to pay to us $3.0 million in guaranteed payments and up to $20.5 million in performance-based milestones through 2003. As part of the transaction, we contributed $4.9 million and our 49% interest in the Hamburg Company to

Proligo. The 49% interest in the Hamburg Company had a fair value of approximately $5.5 million. SKW contributed $5.1 million and the remaining 51% of the Hamburg Company to Proligo.

INTEREST INCOME AND INTEREST EXPENSE

    We had interest income of $16.4 million, $21.8 million and $20.7 million in 1999, 1998 and 1997, respectively. The decrease in interest income in 1999 as compared to 1998 is due to both a declining balance of invested cash as well as slightly lower investment returns in 1999. While the balance of invested cash also decreased from 1997 to 1998, this decrease was offset by greater investment returns in 1998. We expect interest income to continue to decline substantially in 2000, primarily due to decreasing balances of invested cash.

    We incurred interest expense of $6.5 million, $7.2 million and $5.1 million in 1999, 1998 and 1997, respectively. The decrease in interest expense in 1999 as compared to 1998 is primarily due to the repayment of debt obligations. Interest expense is greater in 1998 than in 1997 primarily due to the fact that we incurred a full-year's interest expense on our convertible subordinated debentures in 1998. The debentures were issued in mid-1997. We expect interest expense to further decline in 2000 as we continue to repay our debt obligations.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

    During 1999, we recorded $4.7 million as our equity in the loss of Proligo, representing our 49% share of Proligo's net loss for Proligo's fiscal year ended November 30, 1999. In 1998, we recorded $1.1 million as our equity in the loss of Proligo for the period from August 15, 1998 (Proligo's inception date) through November 30, 1998. The Proligo operating loss for December 1999 is approximately $0.9 million of which we will recognize our 49% share (approximately $0.4 million) in 2000. We expect to continue to recognize losses on our equity investment in Proligo during 2000.

    Our investment in Proligo is reported in other noncurrent assets on our consolidated balance sheet. The carrying amount of this investment is $7.6 million at December 31, 1999. In October 1999 and January 2000, we funded Proligo with a total of $4.9 million to maintain our percentage ownership interest in Proligo. We presently have no further commitments to provide additional funding to Proligo.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and marketable securities totaled $294.4 million at December 31, 1999, compared to $348.7 million at December 31, 1998. This decrease of $54.3 million is primarily due to the use of cash both to fund operating activities and to purchase capital items, offset by proceeds from issuances of stock under employee stock plans.

    Significant changes in working capital during 1999 include a $4.4 million increase in the balance of inventories. During 1999, we began to build our inventory of adefovir dipivoxil in anticipation of the planned launch of adefovir dipivoxil for HIV at the end of the year. We discontinued the development of adefovir dipivoxil for HIV in the United States after a negative recommendation from an FDA advisory panel and discussions with the FDA following the recommendation. While we are not carrying a finished goods component of these inventories, $2.2 million of the $3.8 million increase in raw materials is due to an increased supply of adefovir dipivoxil. This drug substance does not have a limited shelf life and we intend to use it in our development of adefovir dipivoxil for hepatitis B. Our inventories of AmBisome have also increased, consistent with increasing sales. Prepaid expenses and other current assets also increased by $2.5 million. This increase is primarily due to the addition of a $1.0 million receivable from Somalogic. Other noncurrent assets decreased from $19.9 million at December 31, 1998 to $13.4 million at December 31, 1999. In part, this $6.5 million decrease consists of a $2.7 million reduction in the carrying value of our investment in Proligo, a $1.8 million receipt of our receivable from SKW and a $1.0 million repayment of our receivable from Isis. Accrued clinical and preclinical expenses decreased from $12.8 million at December 31, 1998 to $5.5 million at December 31, 1999. This decrease is largely due to timing issues related to the completion of certain clinical trials and the commencement or advancement of others. At December 31, 1998, other accrued liabilities includes a $5.0 million accrued liability to Roche, which represents Roche's 1998 R&D funding in excess of our related R&D spending. During 1999, we achieved three milestones under our R&D agreement with Roche and recognized $12.8 million of contract revenue as a result. Roche funded a portion of these milestone payments, as well as the $0.7 million of R&D reimbursement revenue for the first quarter of 1999, by permitting us to offset our liability to Roche. Accordingly, the $5.0 million reported as an accrued liability at December 31, 1998 is reported as contract revenue during 1999.

    Our accounts receivable balance at December 31, 1999 was $45.6 million as compared to $43.1 million at December 31, 1998. The growth in receivables was primarily due to increased sales of AmBisome and proportionately increased sales of our products in countries in which payments tend to be relatively slow. In certain cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. This, in turn, may increase the financial risk of certain of our customers. In certain countries in which payments have been slow, particularly Greece, Spain and Italy, our accounts receivable are significant. At December 31, 1999, our past due accounts receivable for Greece, Spain and Italy totaled approximately $15.8 million, of which approximately $5.0 million was more than 120 days past due. To date, we have experienced only modest losses with respect to the collection of our accounts receivable and believe that the past due accounts receivable for Greece, Spain and Italy are collectible. We continually seek to improve our collection process to ensure that we collect as much as possible from our product sales and that such collections are timely.

    We maintain a $10.0 million unsecured line of credit (the "Credit Agreement") that bears interest at a floating rate with a major financial institution. Under the terms of the Credit Agreement, we are required to maintain certain financial ratios and there are limitations on our ability to incur additional debt or to engage in certain significant transactions. The Credit Agreement, which includes a foreign exchange facility, expires on April 16, 2001. As of December 31, 1999, we had no outstanding borrowings under the Credit Agreement.

    We believe that our existing capital resources, supplemented by net product revenues and contract and royalty revenues, will be adequate to satisfy our capital needs for the foreseeable future. As of December 31, 1999, we were entitled to additional cash payments of up to $21.2 million from Roche upon achieving specific additional developmental and regulatory milestones, although there can be no assurance that any of the milestones will be met. Our future capital requirements will depend on many factors, including our continuing integration with NeXstar, the progress of our research and development efforts, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of our products under development, the commercial performance of AmBisome and any of our products in development that receive marketing approval, administrative expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the expansion of sales and marketing capabilities, possible geographic expansion and the establishment of additional collaborative relationships with other companies.

    We may in the future require additional funding, which could be in the form of proceeds from equity or debt financings or additional collaborative agreements with corporate partners. If such funding is required, there can be no assurance that it will be available on favorable terms, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and, therefore, we will adopt this accounting standard effective January 1, 2001. We have not yet determined the impact of SFAS No. 133 on our financial position or results of operations.

    We have recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received, when the technology has been transferred and when all contractual obligations relating to the fees are fulfilled. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." Among other things, SAB No. 101 describes the SEC Staff's position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. We are evaluating the applicability of SAB No. 101 to our existing collaborative agreements. Should we conclude that the approach described in SAB No. 101 is more appropriate, we will change our method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. Any required adjustment would be recognized as a cumulative effect of a change in accounting principle.

IMPACT OF YEAR 2000

    In prior years, we implemented a Year 2000 project to address the issue of computer software and hardware correctly processing dates through and beyond the Year 2000. The goal of this project was to ensure that all computer software and hardware that we use or rely upon is retired, replaced or made Year 2000 compliant before December 31, 1999. To date, we have not experienced any Year 2000-related operational issues and are not aware of any material potential problems that may arise as a result of Year 2000 issues either from our own internal systems or from the products and services of third parties upon which we rely.

    The total cost of our Year 2000 compliance efforts was not material to our financial condition or results of operations. External costs of such compliance efforts were approximately $2.1 million. Of this amount, $1.4 million was charged to expense and the remainder has been capitalized. Any remaining expenses related to remediation efforts will be charged to expense as incurred. We will continue to monitor our business-critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 problems that may arise are promptly addressed.

MARKET RISK DISCLOSURES

FOREIGN CURRENCY EXCHANGE RISK

    Our operations include manufacturing and sales activities in the United States as well as sales activities in Europe and Australia. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. Dollar and various foreign currencies, the most significant of which are the Euro, the British Pound and the Australian Dollar. When the U.S. Dollar strengthens against these currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. Dollar weakens, the relative amounts of such sales increase. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to those foreign currencies in which we transact significant amounts of business.

    To mitigate the impact of changes in currency exchange rates on our foreign currency sales transactions, we enter into foreign exchange forward contracts to hedge our foreign currency accounts receivables. These hedging activities cannot eliminate foreign-exchange risk.

    The following table summarizes the notional amounts, average currency exchange rates and fair values of our open foreign exchange forward contracts at December 31, 1999. None of the contracts have maturities that exceed one year. Average rates are stated in terms of the amount of foreign currency per U.S. Dollar. Fair values represent estimated settlement amounts at December 31, 1999 (contract amounts and fair values in thousands):

                                                                                         FAIR VALUE
CURRENCY                                            CONTRACT AMOUNT   AVERAGE RATE   DECEMBER 31, 1999
--------                                            ---------------   ------------   ------------------
Australian Dollar.................................      $  2,147         1.5547             $ (54)
British Pound.....................................         7,657         0.6238               (54)
Danish Krone......................................            34         7.3527                --
Euro..............................................        31,448         0.9755                20
Norwegian Krone...................................           105         8.0322                --
Swedish Krona.....................................           587         8.5494                (2)
Swiss Franc.......................................           261         1.5840                 1

INTEREST RATE RISK

    Our portfolio of available-for-sale investment securities and our fixed-rate liabilities create an exposure to interest rate risk. With respect to the investment portfolio, we adhere to an investment policy that requires us to limit amounts invested in securities based on maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The goals of our investment policy, in order of priority, are as follows:

1.  Safety and preservation of principal and diversification of risk;

2.  Liquidity of investments sufficient to meet cash flow requirements; and

3.  Competitive after-tax rate of return.

    The following table summarizes the expected maturities and average interest rates of our interest-bearing assets and fixed-rate liabilities at December 31, 1999 (dollars in thousands):

                                    YEARS ENDING DECEMBER 31,                                          FAIR VALUE
                       ----------------------------------------------------                           DECEMBER 31,
                         2000       2001       2002       2003       2004     THEREAFTER    TOTAL         1999
                       --------   --------   --------   --------   --------   ----------   --------   -------------
ASSETS
Available-for-sale
  Securities.........  $177,018   $65,346    $18,500    $    --    $    --      $   --     $260,864      $258,341
Average interest
  rate...............      6.08%     5.73%      6.32%

LIABILITIES
Minimum litigation
  settlement,
  including current
  portion............     1,083     1,178      1,281      1,394      1,516       2,084        8,536         8,536
Discount rate........      8.50%     8.50%      8.50%      8.50%      8.50%       8.50%
Long-term debt,
  including current
  portion............     1,003       807        652        301         --          --        2,763         2,763
Average interest
  rate...............     11.54%    11.71%     11.64%     11.50%
Convertible
  subordinated
  debentures.........        --        --         --         --     79,533          --       79,533       101,802
Interest rate........      6.25%     6.25%      6.25%      6.25%      6.25%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this item are set forth beginning at page 53 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item concerning our directors and executive officers is incorporated by reference to pages 3 through 6 of our Definitive Proxy Statement filed with the SEC pursuant to Regulation 14A in connection with the 2000 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Executive Officers."

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this Item is incorporated by reference to page 14 of the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to pages 15 through 21 of the Proxy Statement under the headings "Executive Compensation" and "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to pages 13 through 14 of the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to page 22 of the Proxy Statement under the heading "Certain Transactions" and by reference to pages 15 through 21 of the Proxy Statement under the heading "Executive Compensation."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

    (1) Schedule II is included on page 85 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

    (2) Exhibits

       EXHIBIT          EXHIBIT
      FOOTNOTE           NUMBER    DESCRIPTION OF DOCUMENT
---------------------   --------   -----------------------
         (1)            3.1        Certificate of Amendment to Restated Certificate of
                                   Incorporation of the Registrant.
         (2)            3.2        Amended and Restated Certificate of Incorporation of the
                                   Registrant
         (3)            3.3        Bylaws of the Registrant, as amended and restated March 30,
                                   1999
                        4.1        Reference is made to Exhibits 3.1, 3.2, and 3.3.
         (4)            4.2        Rights Agreement, dated as of November 21, 1994, between
                                   Registrant and First Interstate Bank, with exhibits.
         (4)            4.3        Form of letter sent to Gilead Sciences, Inc. stockholders, dated December 14, 1994.
         (1)            4.4        First Supplemental Indenture dated July 29, 1999 among IBJ
                                   Whitehall Bank & Trust Company, NeXstar Pharmaceuticals,
                                   Inc. and the Registrant to the Indenture dated July 31, 1997 between IBJ Whitehall Bank & Trust Company and NeXstar
                                   Pharmaceuticals, Inc.
         (5)            4.5        Indenture dated July 31, 1997 between IBJ Whitehall Bank &
                                   Trust Company and NeXstar Pharmaceuticals, Inc. for 6 1/4%
                                   Convertible Subordinated Debentures.
         (6)            4.6        Amended and Restated Rights Agreement dated as of
                                   October 21, 1999 between Gilead Sciences, Inc. and
                                   ChaseMellon Shareholder Services, LLC.
         (3)            10.1       Form of Indemnity Agreement entered into between the
                                   Registrant and its directors and executive officers.
         (7)            10.3       Form of Employee Proprietary Information and Invention
                                   Agreement entered into between Registrant and certain of its officers and key employees.
         (2)            10.4       Registrant's 1987 Incentive Stock Option Plan and related
                                   agreements.
         (2)            10.5       Registrant's 1987 Supplemental Stock Option Plan and related agreements.
                        10.7       Registrant's Employee Stock Purchase Plan, as amended
                                   March 30, 1999.
                        10.8       Registrant's 1991 Stock Option Plan, as amended March 30,
                                   1999.
         (2)            10.15      Form of Non-Qualified Stock Option issued to certain
                                   executive officers and directors in 1991.
         (2)            10.16      Relocation Loan Agreement, dated as of November 1, 1990
                                   among Registrant, John C. Martin and Rosemary Martin.
         (2)            10.17      Vintage Park Research and Development Net Lease by and
                                   between Registrant and Vintage Park Associates dated
                                   March 27, 1992 for premises located at 344B, 346 and 353
                                   Lakeside Drive, Foster City, California with related
                                   addendum, exhibits and amendments.
         (2)            10.21      Letter Agreement, dated as of September 23, 1991 between
                                   Registrant and IOCB/ REGA, with exhibits with certain
                                   confidential information deleted.
         (8)            10.23      Vintage Park Research and Development Net Lease by and
                                   between Registrant and Vintage Park Associates dated
                                   September 16, 1993 for premises located at 335 Lakeside
                                   Drive, Foster City, California with related exhibits.

       EXHIBIT          EXHIBIT
      FOOTNOTE           NUMBER    DESCRIPTION OF DOCUMENT
---------------------   --------   -----------------------
         (9)            10.26      Amendment Agreement, dated October 25, 1993 between
                                   Registrant and IOCB/ REGA, and related license agreements
                                   and exhibits with certain confidential information deleted.
        (10)            10.29      License and Supply agreement between Registrant and American
                                   Cyanamid Company dated August 1, 1994 with certain
                                   confidential information deleted.
         (4)            10.30      Loan Agreement, dated as of October 1, 1994 among Registrant and Mark L. Perry and Melanie P. Pena.
        (30)            10.33      Registrant's 1995 Non-Employee Directors' Stock Option Plan,
                                   as amended January 26, 1999, and related form of stock
                                   option grant.
        (11)            10.34      Collaborative Research Agreement, dated as of March 25,
                                   1996, by and between Registrant and Glaxo Wellcome Inc. with certain confidential information deleted.
        (12)            10.36      Vintage Park Research and Development Lease by and between
                                   Registrant and WCB Sixteen Limited Partnership dated
                                   June 24, 1996 for premises located at 333 Lakeside Drive,
                                   Foster City, California.
        (12)            10.37      Amendment No. 1 to Vintage Park Research and Development
                                   Lease by and between Registrant and WCB Seventeen Limited
                                   Partnership dated June 24, 1996 for premises located at 335
                                   Lakeside Drive, Foster City, California.
        (12)            10.38      Amendment No. 2 to Vintage Park Research and Development
                                   Lease by and between Registrant and WCB Seventeen Limited
                                   Partnership dated June 24, 1996 for premises located at
                                   344B, 346 and 353 Lakeside Drive, Foster City, California.
        (13)            10.40      License and Supply Agreement between Registrant and
                                   Pharmacia & Upjohn S.A. dated August 7, 1996 with certain
                                   confidential information deleted.
        (13)            10.41      Series B Preferred Stock Purchase Agreement between
                                   Registrant and Pharmacia & Upjohn S.A. dated August 7, 1996.
        (13)            10.42      Development and License Agreement between Registrant and F.
                                   Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc dated
                                   September 27, 1996 with certain confidential information
                                   deleted.
        (14)            10.45      Amended and Restated Co-promotion Agreement between
                                   Registrant and Roche Laboratories, Inc. dated September 12,
                                   1997 with certain confidential information deleted.
        (15)            10.46      Amendment No. 1 to Collaborative Research Agreement, dated as of December 22, 1997, between Registrant and Glaxo
                                   Wellcome Inc.
        (31)            10.47      Patent Rights Purchase Agreement between Registrant and Isis
                                   Pharmaceuticals, Inc. dated December 18, 1998 with certain confidential information deleted.
        (31)            10.48      Amendment No. 3 to Vintage Park Research and Development
                                   Lease by and between Registrant and Spieker Properties, L.P.
                                   dated August 14, 1998 for premises located at 355 Lakeside
                                   Drive, Foster City, California.
        (16)            10.49      Agreement and Plan of Merger dated February 28, 1999 by and among Registrant, Gazelle Acquisition Sub, Inc. and NeXstar
                                   Pharmaceuticals, Inc.
        (17)            10.52      License Agreement between University Research Corporation
                                   and NeXstar Pharmaceuticals, Inc., effective as of July 17,
                                   1991, as amended on October 26, 1992.
        (18)            10.53      Amendment No. 2, effective April 5, 1996, and Amendment No.
                                   3, dated September 5, 1996, to the License Agreement between
                                   University Research Corporation and NeXstar Pharmaceuticals,
                                   Inc., effective as of July 17, 1991, as amended on
                                   October 26, 1992.
        (17)            10.55      Collaborative Research Agreement between NeXstar
                                   Pharmaceuticals, Inc. and Schering A.G., dated as of
                                   November 16, 1993.

       EXHIBIT          EXHIBIT
      FOOTNOTE           NUMBER    DESCRIPTION OF DOCUMENT
---------------------   --------   -----------------------
        (18)            10.56      Letter Agreement between NeXstar Pharmaceuticals, Inc. and
                                   Schering A.G., effective February 1, 1997, amending the
                                   Collaborative Research Agreement between NeXstar
                                   Pharmaceuticals, Inc. and Schering A.G., dated as of
                                   November 16, 1993.
        (17)            10.57      License Agreement between NeXstar Pharmaceuticals, Inc. and
                                   Schering A.G., dated as of November 16, 1993.
         (5)            10.60      Master Lease Agreement, dated as of September 9, 1996,
                                   between General Electric Capital Corporation and NeXstar
                                   Pharmaceuticals, Inc.
         (5)            10.61      Master Security Agreement, dated as of March 27, 1997,
                                   between General Electric Capital Corporation and NeXstar
                                   Pharmaceuticals, Inc.
         (5)            10.62      NeXagen, Inc. 1993 Incentive Stock Plan, adopted
                                   February 8, 1993, as amended.
        (20)            10.63      NeXstar Pharmaceuticals, Inc.'s 1995 Director Option Plan,
                                   adopted July 25, 1995.
        (21)            10.64      Vestar, Inc. 1988 Stock Option Plan.
        (21)            10.65      Lease, dated March 26, 1987, between Vestar, Inc. and
                                   Majestic Realty Co. and Patrician Associates, Inc. and
                                   Amendment No. 1 thereto and Amendment No. 2 thereto, dated as of June 8, 1992.
        (19)            10.66      Third Amendment, dated January 11, 1996, between Majestic
                                   Realty Co. and Patrician Associates, Inc. and the
                                   Registrant, to Lease, dated March 26, 1987, between Vestar,
                                   Inc. and Majestic Realty Co. and Patrician Associates, Inc.
        (22)            10.67      Assignment and Royalty Agreement, dated December 21, 1990, effective as of June 2, 1989, between Vestar, Inc. and City of Hope National Medical Center.
        (19)            10.68      License Agreement, effective as of August 12, 1986, between
                                   Vestar, Inc. and The Regents of the University of
                                   California.
        (21)            10.69      Agreement by and between Fujisawa USA, Inc. and Vestar,
                                   Inc., dated August 9, 1991, and Amendment No. 1 thereto,
                                   dated as of May 17, 1994.
        (20)            10.70      Amendment No. 2 to agreement between Fujisawa USA, Inc. and
                                   Vestar, Inc., dated as of April 3, 1995, between Fujisawa
                                   USA, Inc. and Vestar, Inc. with certain confidential
                                   information deleted.
        (19)            10.71      Amendment No. 3 to Agreement between Fujisawa USA, Inc. and the Registrant, dated March 4, 1996, to the Agreement by and between Fujisawa USA, Inc. and Vestar, Inc., dated
                                   August 9, 1991.
        (21)            10.72      Lease, dated April 13, 1992, between Vestar, Inc. and
                                   Majestic Realty Co. and Patrician Associates, Inc.
        (19)            10.73      First Amendment to Lease, dated April 10, 1993, between
                                   Majestic Realty Co. and Patrician Associates, Inc. and
                                   Vestar, Inc. amending Lease, dated April 13, 1992, between
                                   Majestic Realty Co. and Patrician Associates, Inc. and
                                   Vestar, Inc.
        (21)            10.74      Master Lease Agreement, dated June 29, 1994, between Vestar,
                                   Inc. and Comdisco, Inc.
        (23)            10.75      Amendment No. 1, dated December 5, 1997, between NeXstar
                                   Pharmaceuticals, Inc. and Comdisco, Inc. to the Master Lease
                                   Agreement, dated June 29, 1994, between Vestar, Inc. and
                                   Comdisco, Inc.
        (19)            10.76      Royalty Agreement, dated October 30, 1995, between NeXstar
                                   Pharmaceuticals, Inc. and Amplimed Corporation.
        (24)            10.77      Pharmaceutical Pricing Agreement between the Secretary of
                                   Veterans Affairs and NeXstar Pharmaceuticals, Inc., dated
                                   April 30, 1996.
        (24)            10.78      Master Agreement between Secretary of Veterans Affairs and
                                   NeXstar Pharmaceuticals, Inc., dated April 30, 1996.
        (24)            10.79      Pharmaceutical Pricing Agreement between the Secretary of
                                   Health and Human Services and NeXstar Pharmaceuticals, Inc.,
                                   dated April 30, 1996.

       EXHIBIT          EXHIBIT
      FOOTNOTE           NUMBER    DESCRIPTION OF DOCUMENT
---------------------   --------   -----------------------
        (24)            10.80      Rebate Agreement between the Secretary of Health and Human
                                   Services and the Registrant, dated April 30, 1996.
        (25)            10.81      Industrial Real Estate Lease, dated July 1, 1996, by and
                                   between Wilderness Place, Ltd. and NeXstar Pharmaceuticals,
                                   Inc.
        (26)            10.82      Sublease Agreement, dated July 31, 1996, between Sybase,
                                   Inc. and NeXstar Pharmaceuticals, Inc.
        (18)            10.83      License and Distribution Agreement, dated September 26,
                                   1997, by and between Sumitomo Pharmaceuticals Co., Ltd. and
                                   NeXstar Pharmaceuticals, Inc. with certain confidential
                                   information deleted.
        (27)            10.84      Settlement Agreement, dated August 11, 1997, by and among
                                   NeXstar Pharmaceuticals, Inc., Fujisawa U.S.A., Inc. and The
                                   Liposome Company, Inc. with certain confidential information deleted.
        (27)            10.85      Credit Agreement, dated September 1, 1997, by and between
                                   NeXstar Pharmaceuticals, Inc. and Wells Fargo Bank, National
                                   Association.
        (28)            10.86      First Amendment to Credit Agreement, dated May 1, 1998, by and between NeXstar Pharmaceuticals, Inc. and Wells Fargo
                                   Bank, National Association amending Credit Agreement, dated
                                   September 1, 1997, by and between NeXstar Pharmaceuticals,
                                   Inc. and Wells Fargo Bank, National Association.
        (28)            10.87      Letter agreement, dated September 1, 1998, between NeXstar
                                   Pharmaceuticals, Inc. and Wells Fargo Bank, National
                                   Association amending Credit Agreement, dated September 1,
                                   1997, as amended, by and between NeXstar Pharmaceuticals,
                                   Inc. and Wells Fargo Bank, National Association.
        (28)            10.88      Second Amendment to Credit Agreement, dated November 1,
                                   1998, by and between NeXstar Pharmaceuticals, Inc. and Wells
                                   Fargo Bank, National Association amending Credit Agreement, dated September 1, 1997, as amended, by and between NeXstar
                                   Pharmaceuticals, Inc. and Wells Fargo Bank, National
                                   Association.
        (28)            10.89      Amended and Restated Limited Liability Company Agreement of
                                   Proligo L.L.C., dated August 15, 1998, by and among NeXstar
                                   Pharmaceuticals International, Inc., SKW Americas, Inc. and
                                   NeXstar Pharmaceuticals, Inc.
        (29)            10.90      Amendment, dated April 30, 1998, between Sumitomo
                                   Pharmaceuticals Co., Ltd. (Sumitomo) and NeXstar
                                   Pharmaceuticals, Inc. to the License and Distribution
                                   Agreement, dated September 26, 1996, between Sumitomo and
                                   NeXstar Pharmaceuticals, Inc.
                        10.91      Lease agreement between THW Partners Limited Partnership and
                                   Registrant dated January 25, 2000.
                        21.1       Subsidiaries of the Registrant.
                        23.1       Consent of Ernst & Young LLP, Independent Auditors.
                        23.2       Consent of PricewaterhouseCoopers LLP, Independent Auditors.
                        24.1       Power of Attorney. Reference is made to page 86.
                        27.1       Financial Data Schedule.

------------------------

(1) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 6, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 33-46058) and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(5) Filed as an exhibit to NeXstar Pharmaceutical, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on October 22, 1999 and incorporated herein by reference.

(7) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680) or amendments thereto and incorporated herein by reference.

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

(11) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the nine month period ended December 31, 1995.

(12) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(13) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(14) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

(15) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(16) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 9, 1999 and incorporated herein by reference.

(17) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Registration Statement on Form S-1 (File No. 33-72142), declared effective by the Securities and Exchange Commission on January 28, 1994, and incorporated herein by reference.

(18) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(19) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(20) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.

(21) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

(22) Filed on March 22, 1991 as an exhibit to NeXstar Pharmaceuticals, Inc.'s Registration Statement on Form S-2 (File No. 33-39549), and incorporated herein by reference.

(23) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(24) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

(25) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference.

(26) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Form 10-Q for the quarterly period ended September 30, 1996, and incorporated herein by reference.

(27) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference.

(28) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(29) Filed as an exhibit to NeXstar Pharmaceuticals, Inc.'s Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(30) Filed as an Exhibit to Registrant's Form 10-K/A for the year ended December 31, 1998, and incorporated herein by reference.

(31) Filed as an Exhibit to Registrant's Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

    (B) REPORTS ON FORM 8-K

    On March 9, 1999, the Registrant filed a Current Report on Form 8-K regarding the proposed merger with NeXstar Pharmaceuticals, Inc. On August 6, 1999, the Registrant filed a Current Report on Form 8-K regarding its merger with NeXstar. On August 8, 1999, the Registrant filed a Current Report on
Form 8-K relating to the Supplemental Indenture for its 6 1/4% Convertible Subordinated Debentures. On September 15, 1999 the Registrant filed an additional Current Report on Form 8-K regarding its merger with NeXstar, which included audited supplemental consolidated balance sheets of Gilead as of December 31, 1998 and 1997 and the related supplemental consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 together with the related supplemental financial statement schedule of Gilead, representing Gilead's and NeXstar's combined operations for these periods. On October 22, 1999, the Registrant filed a Current Report on From 8-K relating to its Amended and Restated Rights Agreement.

                             GILEAD SCIENCES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997,

                                    CONTENTS

Reports of Independent Auditors.............................   54

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................   56
Consolidated Statements of Operations.......................   57
Consolidated Statement of Stockholders' Equity..............   58
Consolidated Statements of Cash Flows.......................   59
Notes to Consolidated Financial Statements..................   60

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gilead Sciences, Inc.

    We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Exhibit Index. These financial statements and schedule are the responsibility of the management of Gilead Sciences, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Proligo L.L.C., a limited liability company, the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in Proligo L.L.C. represents 1.7% and 2.1% of consolidated total assets at December 31, 1999 and 1998, respectively, and the Company's equity in the net loss of Proligo L.L.C. is $4,656,000 and $1,101,000 in 1999 and 1998, respectively. The 1999 and 1998 financial statements of Proligo L.L.C. have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1999 and 1998 consolidated financial statements relates to data included for Proligo L.L.C., it is based solely on their report.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Palo Alto, California
January 24, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and
Members of Proligo LLC:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of members' equity and of cash flows present fairly, in all material respects, the financial position of Proligo LLC and its subsidiary at November 30, 1999 and 1998, and the results of their operations and their cash flows for the year ended November 30, 1999 and the period from August 15, 1998 through November 30, 1998, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Denver, Colorado
January 7, 2000

                             GILEAD SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  47,011   $ 101,136
  Marketable securities.....................................    247,383     247,607
  Accounts receivable, net of allowance for doubtful
    accounts of $2,333 in 1999 and $1,480 in 1998...........     45,599      43,090
  Inventories...............................................     20,959      16,550
  Prepaid expenses and other................................     11,029       8,506
                                                              ---------   ---------
Total current assets........................................    371,981     416,889
Property, plant and equipment, net..........................     51,398      51,019
Other noncurrent assets.....................................     13,429      19,856
                                                              ---------   ---------
                                                              $ 436,808   $ 487,764
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   9,481   $   7,662
  Accrued clinical and preclinical expenses.................      5,467      12,841
  Accrued compensation and employee benefits................      9,901       9,387
  Other accrued liabilities.................................     15,004      19,327
  Deferred revenue..........................................      4,833       3,275
  Long-term obligations due within one year.................      3,191       4,842
                                                              ---------   ---------
Total current liabilities...................................     47,877      57,334
Accrued litigation settlement expenses due after one year...      6,853       7,848
Long-term obligations due after one year....................      5,253       8,883
Convertible subordinated debentures.........................     79,533      80,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.001 per share, issuable in
    series; 5,000,000 shares authorized; 1,133,786 shares of
    Series B convertible preferred issued and outstanding at
    December 31, 1998 (liquidation preference of $40,000)...         --           1
  Common stock, par value $.001 per share; 100,000,000
    shares authorized; 44,092,779 shares and 41,562,837
    shares issued and outstanding at December 31, 1999 and
    1998, respectively......................................         44          42
  Additional paid-in capital................................    749,081     716,964
  Accumulated other comprehensive loss......................     (2,527)       (337)
  Deferred compensation.....................................        (74)       (225)
  Accumulated deficit.......................................   (449,232)   (382,746)
                                                              ---------   ---------
Total stockholders' equity..................................    297,292     333,699
                                                              ---------   ---------
                                                              $ 436,808   $ 487,764
                                                              =========   =========

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Product sales, net........................................  $139,890   $114,176   $100,887
  Royalty revenue, net......................................    10,431      7,305      1,560
  Contract revenue..........................................    18,658     29,638     29,811
                                                              --------   --------   --------
Total revenues..............................................   168,979    151,119    132,258
Expenses:
  Cost of goods sold........................................    29,546     23,357     21,646
  Research and development..................................   112,888    127,773    112,177
  Selling, general and administrative.......................    78,347     78,234     70,626
  Merger related expenses...................................    18,303         --         --
  Litigation settlement and related expenses................       754      1,267     16,031
                                                              --------   --------   --------
Total costs and expenses....................................   239,838    230,631    220,480
                                                              --------   --------   --------
Loss from operations........................................   (70,859)   (79,512)   (88,222)
Gain on sale of a majority interest in a Subsidiary.........        --     22,132         --
Interest income.............................................    16,435     21,765     20,706
Interest expense............................................    (6,518)    (7,183)    (5,055)
                                                              --------   --------   --------
Loss before provision for income taxes and equity in loss of
  unconsolidated affiliate..................................   (60,942)   (42,798)   (72,571)
Provision for income taxes..................................       888        859        322
Equity in loss of unconsolidated affiliate..................    (4,656)    (1,101)        --
                                                              --------   --------   --------
Net loss....................................................  $(66,486)  $(44,758)  $(72,893)
                                                              ========   ========   ========
Basic and diluted net loss per common share.................  $  (1.55)  $  (1.09)  $  (1.85)
                                                              ========   ========   ========
Common shares used to calculate basic and diluted net loss
  per common share..........................................    42,826     41,015     39,432
                                                              ========   ========   ========

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                     COMMON STOCK        ADDITIONAL   COMPREHENSIVE
                                     PREFERRED   ---------------------    PAID-IN         INCOME         DEFERRED      ACCUMULATED
                                       STOCK       SHARES      AMOUNT     CAPITAL         (LOSS)       COMPENSATION      DEFICIT
                                     ---------   ----------   --------   ----------   --------------   -------------   ------------
Balance at December 31, 1996.......    $ --      38,757,298     $39       $640,762       $  (141)          $(916)       $(265,095)
  Net loss.........................      --              --      --             --            --              --          (72,893)
  Unrealized gain on
    available-for-sale short-term
    investments, net...............      --              --      --             --           255              --               --
  Foreign currency translation
    adjustment.....................      --              --      --             --          (164)             --               --
    Comprehensive loss.............      --              --      --             --            --              --               --
  Issuance of warrant to related
    party..........................      --              --      --            353            --              --               --
  Stock repurchases................      --            (155)     --             --            --              --               --
  Employee stock purchase plan.....      --         123,909      --          2,799            --              --               --
  Option exercises.................      --       1,251,556       1         12,176            --              --               --
  Warrant exercises................      --         292,609      --             27            --              --               --
  Issuance of 1,133,786 shares of
    preferred Stock................       1              --      --         39,999            --              --               --
  Compensation expense related to
    stock option transactions......      --              --      --             44            --             (44)              --
  Amortization of deferred
    compensation...................      --              --      --             --            --             523               --
                                       ----      ----------     ---       --------       -------           -----        ---------
Balance at December 31, 1997.......       1      40,425,217      40        696,160           (50)           (437)        (337,988)
  Net loss.........................      --              --      --             --            --              --          (44,758)
  Unrealized loss on
    available-for-sale short-term
    investments, net...............      --              --      --             --          (301)             --               --
  Foreign currency translation
    adjustment.....................      --              --      --             --            14              --               --
    Comprehensive loss.............      --              --      --             --            --              --               --
  Private issuance of common
    stock..........................      --         364,257       1          9,982            --              --               --
  Employee stock purchase plan.....      --         133,404      --          2,879            --              --               --
  Option exercises.................      --         639,959       1          7,509            --              --               --
  Amortization of deferred
    compensation...................      --              --      --             --            --             212               --
  Amounts recognized under
    compensatory stock
    transactions...................      --              --      --            434            --              --               --
                                       ----      ----------     ---       --------       -------           -----        ---------
Balance at December 31, 1998.......       1      41,562,837      42        716,964          (337)           (225)        (382,746)
  Net loss.........................      --              --      --             --            --              --          (66,486)
  Unrealized loss on
    available-for-sale short-term
    investments, net...............      --              --      --             --        (1,602)             --               --
  Foreign currency translation
    adjustment.....................      --              --      --             --          (588)             --               --
    Comprehensive loss.............      --              --      --             --            --              --               --
  Employee stock purchase plan.....      --         100,166      --          3,075            --              --               --
  Option exercises, net............      --       1,253,223       1         26,139            --              --               --
  Warrant exercises, net...........      --          32,302      --             80            --              --               --
  Conversion of 1,133,786 shares of
    preferred stock................      (1)      1,133,786       1             --            --              --               --
  Conversion of convertible
    subordinated debentures........      --          10,465      --            467            --              --               --
  Amortization of deferred
    compensation...................      --              --      --             --            --             151               --
  Amounts recognized under
    compensatory stock
    transactions...................      --              --      --          2,356            --              --               --
                                       ----      ----------     ---       --------       -------           -----        ---------
Balance at December 31, 1999.......    $ --      44,092,779     $44       $749,081       $(2,527)          $ (74)       $(449,232)
                                       ====      ==========     ===       ========       =======           =====        =========


                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                     -------------
Balance at December 31, 1996.......    $374,649
  Net loss.........................     (72,893)
  Unrealized gain on
    available-for-sale short-term
    investments, net...............         255
  Foreign currency translation
    adjustment.....................        (164)
                                       --------
    Comprehensive loss.............     (72,802)
  Issuance of warrant to related
    party..........................         353
  Stock repurchases................          --
  Employee stock purchase plan.....       2,799
  Option exercises.................      12,177
  Warrant exercises................          27
  Issuance of 1,133,786 shares of
    preferred Stock................      40,000
  Compensation expense related to
    stock option transactions......          --
  Amortization of deferred
    compensation...................         523
                                       --------
Balance at December 31, 1997.......     357,726
  Net loss.........................     (44,758)
  Unrealized loss on
    available-for-sale short-term
    investments, net...............        (301)
  Foreign currency translation
    adjustment.....................          14
                                       --------
    Comprehensive loss.............     (45,045)
  Private issuance of common
    stock..........................       9,983
  Employee stock purchase plan.....       2,879
  Option exercises.................       7,510
  Amortization of deferred
    compensation...................         212
  Amounts recognized under
    compensatory stock
    transactions...................         434
                                       --------
Balance at December 31, 1998.......     333,699
  Net loss.........................     (66,486)
  Unrealized loss on
    available-for-sale short-term
    investments, net...............      (1,602)
  Foreign currency translation
    adjustment.....................        (588)
                                       --------
    Comprehensive loss.............     (68,676)
  Employee stock purchase plan.....       3,075
  Option exercises, net............      26,140
  Warrant exercises, net...........          80
  Conversion of 1,133,786 shares of
    preferred stock................          --
  Conversion of convertible
    subordinated debentures........         467
  Amortization of deferred
    compensation...................         151
  Amounts recognized under
    compensatory stock
    transactions...................       2,356
                                       --------
Balance at December 31, 1999.......    $297,292
                                       ========

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (66,486)  $ (44,758)  $ (72,893)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     12,623      13,231      15,226
    Compensation expense from stock option transactions.....      2,356         434          --
    Gain on sale of a majority interest in a subsidiary.....         --     (22,483)         --
    Equity in loss of unconsolidated affiliate..............      4,656       1,101          --
    Litigation settlement charges...........................        754         827      10,017
    Net additions to (reductions of) allowance for doubtful
      accounts..............................................        888        (407)       (114)
    Reduction in allowance for note receivable..............         --        (550)         --
    Net unrealized loss (gain) on foreign currency
      transactions..........................................      2,846      (1,628)        100
    Changes in operating assets and liabilities:
      Accounts receivable...................................     (7,041)     (6,523)     (6,118)
      Inventories...........................................     (4,409)        860      (1,004)
      Prepaid expenses and other assets.....................       (349)      5,298     (13,691)
      Accounts payable......................................      1,443        (502)     (4,847)
      Accrued liabilities...................................    (11,389)     10,159       9,738
      Deferred revenue......................................      1,558      (6,383)      9,131
                                                              ---------   ---------   ---------
Net cash used in operating activities.......................    (62,550)    (51,324)    (54,455)
INVESTING ACTIVITIES:
  Purchases of marketable securities........................   (186,997)   (488,407)   (430,498)
  Sales of marketable securities............................    101,943     390,426     198,515
  Maturities of marketable securities.......................     83,677     166,129     100,944
  Capital expenditures......................................    (12,475)    (11,010)    (13,832)
  Proceeds from sale of a majority interest in a subsidiary,
    net of closing costs....................................         --      14,652
  Proceeds from sale of investment in life science
    enterprise..............................................         --          --       2,683
  Investment in unconsolidated affiliate....................     (2,450)     (4,900)         --
  Payments received on note receivable......................         --         550         706
                                                              ---------   ---------   ---------
Net cash provided by (used in) investing activities.........    (16,302)     67,440    (141,482)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock.................         --          --      40,000
  Proceeds from issuances of common stock...................     29,295      20,372      15,003
  Payments on short-term borrowings, net....................         --      (5,102)     (7,438)
  Proceeds from issuance of long-term debt..................         74       4,478      20,334
  Repayments of long-term debt..............................     (5,394)     (6,606)    (32,650)
  Proceeds from issuance of convertible subordinated
    debentures, net of offering costs.......................         --          --      77,200
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................     23,975      13,142     112,449
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash.....................        752         573       1,201
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........    (54,125)     29,831     (82,287)
Cash and cash equivalents at beginning of year..............    101,136      71,305     153,592
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  47,011   $ 101,136   $  71,305
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $   6,234   $   6,793   $   2,815
  Income taxes paid.........................................        527         790         253
DISCLOSURES OF GAIN ON SALE OF A MAJORITY INTEREST IN A
  SUBSIDIARY:
  Cash receipts, net of closing costs.......................  $      --   $  14,652   $      --
  Receipt of 49% interest in manufacturing facility.........         --       5,500          --
  Net present value of guaranteed payments..................         --       2,668          --
  Other.....................................................         --          63          --
  Net book value of 51% interest sold.......................         --        (751)         --
                                                              ---------   ---------   ---------
                                                              $      --   $  22,132   $      --
SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
  Purchase of equipment and leasehold improvements through
    accounts payable........................................  $     124   $     757   $     889
  Common stock issued upon conversion of debentures.........        467          --          --

                             See accompanying notes

                             GILEAD SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

    Gilead Sciences, Inc. (the "Company" or "Gilead") was incorporated in Delaware on June 22, 1987, and is an independent biopharmaceutical company that seeks to provide accelerated solutions for patients and the people who care for them. The Company discovers, develops, manufactures and commercializes proprietary therapeutics for challenging infectious diseases (viral, fungal and bacterial infections) and cancer. Gilead also has expertise in liposomal drug delivery technology. Currently, the Company markets
AmBisome-Registered Trademark- ((amphotericin B) liposome for injection), an antifungal agent, DaunoXome-Registered Trademark- (daunorubicin citrate liposome injection), a drug approved for the treatment of Kaposi's Sarcoma, and VISTIDE-Registered Trademark- (cidofovir injection) for the treatment of cytomegalovirus ("CMV") retinitis. Hoffmann-La Roche, Inc. markets Tamiflu-TM- (oseltamivir phosphate) for the treatment of influenza, under a collaborative agreement with the Company. In addition, the Company is developing products to treat diseases caused by human immunodeficiency virus ("HIV") and hepatitis B virus ("HBV"), bacterial infections and cancer.

    As more fully described in Note 2, on July 29, 1999, Gilead entered into a business combination (the "Merger") with NeXstar Pharmaceuticals, Inc. ("NeXstar"). The business combination has been accounted for as a pooling of interests and the historical consolidated financial statements of Gilead for all years prior to the business combination have been restated to include the financial position, results of operations and cash flows of NeXstar. No material adjustments were necessary to conform the accounting policies of the two companies. Costs of the Merger were charged to operations in 1999.

    The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year amounts to be consistent with the current year presentation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Product sales revenue is recognized upon passage of legal title of the inventory and satisfaction of all of the Company's performance obligations. The Company does not provide its customers with a general right of product return. However, the Company will accept returns of product that has expired or is deemed to be damaged or defective. Provisions are made for doubtful accounts, estimated product returns, cash discounts and government discounts and rebates.

    In connection with most of its European product sales, the Company prices its products in the currency of the country into which they are sold ("Payment Currencies"). A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any decline in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins since the Company's manufacturing costs would remain approximately the same while its revenue in terms of U.S. Dollars

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) would decline. Periodically, the Company's gross margin is adversely affected by such currency fluctuations.

    Contract revenue recognized under the Company's collaborative research and development ("R&D") arrangements, license and supply agreements and intellectual property sales and license agreements is recorded as earned based upon the performance requirements of the underlying contracts. Milestone payments are recognized as revenue when all of the Company's performance obligations have been met, the amount of the milestone payment is readily determinable and the Company has a unilateral right to demand a nonrefundable payment. Payments received in advance under such agreements are recorded as deferred revenue until earned.

    Royalty revenue from sales of AmBisome is recognized in the month following that in which the corresponding sales occur. Royalty revenue from sales of VISTIDE is recognized when received, which is in the quarter following that in which the corresponding sales occur. Royalty revenue from sales of Tamiflu will also be recognized in the quarter following that in which the related sales occur, beginning in the first quarter of 2000.

RESEARCH AND DEVELOPMENT COSTS

    All R&D costs, including those funded by third parties, are charged to expense as incurred.

STOCK-BASED COMPENSATION

    In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock option plans. Under APB No. 25, if the exercise price of the Company's employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. See Note 11 for pro forma disclosures of stock-based compensation pursuant to SFAS No. 123.

BASIC AND DILUTED LOSS PER COMMON SHARE

    For all periods presented, both basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding during the period. The impact of convertible debentures, stock options and warrants could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted loss per share as their effect is antidilutive for the periods presented.

CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments with insignificant interest rate risk and a remaining maturity of three months or less at the purchase date to be cash equivalents. Gilead may enter into overnight repurchase agreements under which it purchases securities with an obligation to resell them the following day. Securities purchased under agreements to resell are recorded at face value and reported as cash and cash equivalents. Under the Company's investment policy, it may enter into repurchase agreements ("repos") with major banks and authorized dealers provided that such

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) repos are collateralized by U.S. government securities with a fair value of at least 102% of the fair value of securities sold to Gilead.

MARKETABLE SECURITIES

    Management determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company's marketable debt securities are classified as available-for-sale and carried at estimated fair values and reported in either cash equivalents or marketable securities. At December 31, 1999, cash and cash equivalents include $14.3 million of securities designated as available-for-sale ($89.2 million at December 31, 1998). Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity. Interest income includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method.

CONCENTRATIONS OF CREDIT RISK

    Gilead is subject to credit risk from its portfolio of cash equivalents and marketable securities. By policy, the Company limits amounts invested in such securities by maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. Gilead is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company's investment policy, in order of priority, are as follows:

    1.  Safety and preservation of principal and diversification of risk;

    2.  Liquidity of investments sufficient to meet cash flow requirements; and

    3.  Competitive after-tax rate of return.

    Gilead is also subject to credit risk from its accounts receivable related to product sales. A majority of the Company's trade accounts receivable arises from sales of AmBisome, primarily through sales to the Company's European subsidiaries and export sales to its distributors in Europe. The Company performs credit evaluations of its customers' financial condition and has not required collateral. To date, the Company has experienced only modest credit losses with respect to its accounts receivable.

INVENTORIES

    Raw materials, work in process and finished goods inventories are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. Management periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsaleable items. If such items are observed and there are no alternate uses for the inventory, the Company will take a write-down to net realizable value in the period that the units are identified as impaired. Historically, inventory write-downs have been insignificant and consistent with management's expectations.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Estimated useful lives are as follows:

DESCRIPTION                                          ESTIMATED USEFUL LIFE (IN YEARS)
-----------                                          --------------------------------
Building and improvements..........................               20
Laboratory and manufacturing equipment.............              4-8
Office and computer equipment......................              2-7

    Office and computer equipment includes capitalized computer software. All of the Company's capitalized software is purchased. The Company has no internally developed computer software. Leasehold improvements and capitalized leased equipment are amortized over the shorter of the lease term or the item's useful life.

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

    Should there be indication of impairment, the Company will confirm this by comparing the estimated future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. In estimating these future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the sum of the expected future cash flows (undiscounted and without interest changes) is less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its fair value, will be recognized. The cash flow estimates used in such calculations are based on management's best estimates, using appropriate and customary assumptions and projections at the time.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) OTHER ACCRUED LIABILITIES

    At December 31, 1999 and 1998, other accrued liabilities includes
$2.4 million and $2.1 million, respectively, of accrued litigation settlement costs. See the Patent Matters discussion in Note 10.

    At December 31, 1999 and 1998, other accrued liabilities includes
$1.3 million and $5.0 million, respectively, due to F. Hoffmann-La Roche, Ltd. and Hoffmann-La Roche, Inc. (collectively, "Roche"). See the Hoffmann-La Roche discussion in Note 4.

FOREIGN CURRENCY TRANSLATION, TRANSACTIONS AND CONTRACTS

    Adjustments resulting from translating the financial statements of the Company's foreign subsidiaries into U.S. Dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders' equity. Net foreign exchange transaction losses are reported as a selling, general and administrative expense in the consolidated statements of operations. In 1999, 1998 and 1997 such amounts were $0.5 million, $0.3 million and $0.3 million, respectively.

    The Company hedges certain of its foreign currency exposures related to outstanding trade accounts receivable and firmly committed purchase transactions with foreign exchange forward contracts. In general, these contracts do not expose the Company to market risk because gains and losses on the contracts offset gains and losses on the transactions being hedged. The Company's exposure to credit risk from these contracts is a function of changes in interest and currency exchange rates and, therefore, varies over time. Gilead limits the risk that counterparties to these contracts may be unable to perform by transacting only with major U.S. banks. The Company also limits its risk of loss by entering into contracts that provide for net settlement at maturity. Therefore, the Company's overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized and unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. At December 31, 1999, the Company has recorded an immaterial net unrealized loss on its open foreign exchange forward contracts. The Company does not enter into speculative foreign currency transactions and does not write options.

    In accounting for hedges of accounts receivable, the Company's aggregate net foreign currency transaction gain or loss is reported as a selling, general and administrative expense. The Company recognizes the net unrealized gain or loss on outstanding forward contracts based on the difference between the contract exchange rate and the market exchange rate at each balance sheet date. With respect to hedges of firmly committed purchase transactions, unrealized gains and losses on the underlying forward contracts are deferred and reported as a component of the related transaction in the period in which it occurs.

    At December 31, 1999 and 1998, the Company had forward exchange contracts outstanding of $42.9 million and $42.4 million, respectively. None of these contracts have maturities that exceed one year.

    The Company presently does not hedge its net investment in any of its foreign subsidiaries.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, certain other non-current assets, forward foreign exchange contracts, accounts payable, long-term obligations and convertible subordinated debentures. Cash and cash equivalents, marketable securities and substantially all of the forward foreign exchange contracts are reported at their respective fair values on the balance sheet. Management believes the remaining financial instruments, with the exception of the convertible subordinated debentures, are reported on the balance sheet at amounts that approximate current fair values. The fair value of the convertible subordinated debentures at December 31, 1999 and 1998 was $101.8 million and $69.4 million, respectively (such fair values being determined by a market maker for the convertible subordinated debentures). This compares to a carrying value of $79.5 million and $80.0 million at December 31, 1999 and 1998, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and hedging activities. In
June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT
NO. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and, therefore, the Company will adopt this accounting standard effective January 1, 2001. Management has not yet determined the impact of SFAS No. 133 on its financial position or results of operations.

    The Company has recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received, when the technology has been transferred and when all contractual obligations of the Company relating to the fees are fulfilled. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." Among other things, SAB No. 101 describes the SEC Staff's position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. The Company is evaluating the applicability of SAB No. 101 to its existing collaborative agreements. Should the Company conclude that the approach described in SAB
No. 101 is more appropriate, it will change its method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. Any required adjustment would be recognized as a cumulative effect of a change in accounting principle.

2. ACQUISITION OF NEXSTAR

    On July 29, 1999, the Company acquired all of the outstanding common stock of NeXstar pursuant to an Agreement and Plan of Merger dated as of February 28, 1999. As a result, NeXstar became a wholly owned subsidiary of Gilead. In connection with the Merger, Gilead issued a total of 11.2 million shares of Gilead common stock, or 0.3786 of a share of Gilead common stock for each share of NeXstar common stock, to NeXstar's stockholders as consideration for all shares of common stock of NeXstar. In addition, holders of options and warrants outstanding at the time of the Merger to purchase an aggregate of approximately
2.2 million shares of NeXstar common stock will receive, upon

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

2. ACQUISITION OF NEXSTAR (CONTINUED)
exercise of such options and warrants, the same fraction of a share of Gilead common stock, and holders of $80.0 million principal amount of 6.25% Convertible Subordinated Debentures of NeXstar ("Debentures") have the right to convert the Debentures into approximately 1.8 million shares of Gilead common stock. The Merger is intended to qualify as a tax-free reorganization and has been accounted for as a pooling of interests.

    The table below presents the separate results of operations for Gilead and NeXstar for the periods prior to the merger and combined results after the merger:

                                                       MERGER-RELATED
(IN THOUSANDS)                    GILEAD    NEXSTAR     ADJUSTMENTS         TOTAL
--------------                   --------   --------   --------------      --------
Year ended December 31, 1999
  Revenues.....................  $ 24,659   $144,320      $    --          $168,979
  Net income (loss)............   (73,534)    25,351      (18,303)(a)       (66,486)
Year ended December 31, 1998
  Revenues.....................  $ 32,570   $118,549      $    --          $151,119
  Net income (loss)............   (56,075)    10,920          397(b)        (44,758)
Year ended December 31, 1997
  Revenues.....................  $ 40,037   $ 92,221      $    --          $132,258
  Net income (loss)............   (27,993)   (43,910)        (990)(b)       (72,893)

------------------------

(a) Merger-related costs

(b) Adjustment required to conform accounting policy. NeXstar's policy was to capitalize certain patent and trademark costs, while it was Gilead's policy to charge such items to selling, general and administrative expense in the period incurred. The accompanying financial statements have been restated for all periods such that all patent and trademark costs are expensed as incurred.

    As a result of its merger with NeXstar, Gilead incurred merger-related costs consisting of transaction costs (primarily professional fees, filing fees, printing costs and other related charges), employee severance costs and the write-down of certain NeXstar assets that will not be used in continuing operations. The following table shows the details of the merger-related costs and accruals at December 31, 1999:

                              CHARGED TO EXPENSE THROUGH              DECEMBER 31, 1999
(IN THOUSANDS)                    DECEMBER 31, 1999        UTILIZED    ACCRUAL BALANCE
--------------                --------------------------   --------   -----------------
Merger transaction costs....           $12,214             $12,196         $   18
Employee severance..........             5,309               2,821          2,488
Write-down of NeXstar
  assets....................               536                 N/A            N/A
Other.......................               244                 244             --
                                       -------             -------         ------
  Total.....................           $18,303             $15,261         $2,506
                                       =======             =======         ======

    As of December 31, 1999, all employees for which severance costs were accrued had been terminated. The Company anticipates that substantially all remaining accrued severance costs will be paid to former employees by September 2000.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

3. AVAILABLE-FOR-SALE SECURITIES

    The following is a summary of available-for-sale securities. Estimated fair values of available-for-sale securities are based on prices obtained from commercial pricing services (in thousands).

                                                    GROSS        GROSS
                                      AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                        COST        GAINS        LOSSES     FAIR VALUE
                                      ---------   ----------   ----------   ----------
DECEMBER 31, 1999
U.S. treasury securities and
  obligations of U.S. Government
  agencies..........................  $133,444       $512        $(1,243)    $132,713
Certificates of deposit.............     5,309          1             --        5,310
Corporate debt securities...........    70,726         19           (583)      70,162
Asset-backed securities.............    39,554          2           (266)      39,290
Other debt securities...............    14,256         --             --       14,256
                                      --------       ----        -------     --------
  Total.............................  $263,289       $534        $(2,092)    $261,731
                                      ========       ====        =======     ========
DECEMBER 31, 1998
U.S. treasury securities and
  obligations of U.S. Government
  agencies..........................  $ 78,846       $ 62        $  (123)    $ 78,785
Certificates of deposit.............    38,058         65            (11)      38,112
Corporate debt securities...........    34,676        152            (18)      34,810
Asset-backed securities.............    89,565        101           (185)      89,481
Other debt securities...............    95,626         --             --       95,626
                                      --------       ----        -------     --------
  Total.............................  $336,771       $380        $  (337)    $336,814
                                      ========       ====        =======     ========

    The following table presents certain information related to sales of available-for-sales securities (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
Proceeds from sales...........................  $101,943   $390,426   $198,515
Gross realized gains on sales.................  $     92   $  1,127   $    229
Gross realized losses on sales................  $   (475)  $   (654)  $   (142)

    At December 31, 1999, $128.4 million of the Company's portfolio of marketable securities (excluding asset-backed securities) has a contractual maturity of less than one year and $94.0 million of the portfolio has a contractual maturity greater than one year but less than three years. None of the estimated maturities of the Company's asset-backed securities exceed three years.

4. COLLABORATIVE ARRANGEMENTS AND CONTRACTS

FUJISAWA

    The Company's rights to market AmBisome are subject to an agreement between the Company and Fujisawa Healthcare, Inc., as successor to Fujisawa USA, Inc. ("Fujisawa"). Under the terms of the Fujisawa agreement, as amended, Fujisawa and the Company co-promote AmBisome in the United

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

4. COLLABORATIVE ARRANGEMENTS AND CONTRACTS (CONTINUED)
States, Fujisawa has sole marketing rights to AmBisome in Canada and the Company has exclusive marketing rights to AmBisome in the rest of the world, provided the Company pays royalties to Fujisawa in connection with sales in most significant Asian markets, including Japan. In connection with sales in the United States, Fujisawa purchases AmBisome from the Company at cost. Fujisawa collects all payments from the sale of AmBisome in the United States, and the Company receives 20% of the gross profits from the sale of AmBisome in the United States. The Company also sells AmBisome to Fujisawa Canada at cost plus a specified percentage. In 1999, 1998 and 1997, the Company recorded
$8.3 million, $4.8 million and $0.7 million of royalty income, respectively, in connection with the agreement between the Company and Fujisawa.

SUMITOMO

    In September 1996, the Company and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") entered into an agreement ("Sumitomo License") pursuant to which Sumitomo has agreed to develop and market AmBisome in Japan. Under the terms of the Sumitomo License, Sumitomo paid the Company an initial $7.0 million licensing fee (less withholding taxes of $0.7 million) in October 1996 and a $3.0 million milestone payment (less withholding taxes of $0.3 million) in March 1998. Sumitomo also is required to make additional payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese AmBisome sales. AmBisome is not yet approved for marketing in Japan.

HOFFMANN-LA ROCHE

    In September 1996, Gilead and Roche entered into a collaboration agreement ("Roche Agreement") to develop and commercialize therapies to treat and prevent viral influenza. Under the Roche Agreement, Roche received exclusive worldwide rights to Gilead's proprietary influenza neuraminidase inhibitors. In 1996, Roche made an initial license fee payment to Gilead of $10.3 million. Upon achieving certain developmental milestones, in both the second and fourth quarters of 1997, Gilead earned cash payments of $3.0 million per quarter, for a total of $6.0 million. During 1999, Gilead recognized a total of $12.8 million of additional milestone payments due to the commencement of certain clinical trials in Japan, the filing of a marketing authorisation application to market Tamiflu in the European Union, and the filing and subsequent approval of a New Drug Application ("NDA") to market Tamiflu in the United States. As of
December 31, 1999, Gilead is entitled to additional cash payments of up to $21.2 million upon achieving additional developmental and regulatory milestones. In addition, Roche is required to pay Gilead royalties on net product sales. No revenues from Roche's sales of Tamiflu have been recognized as net royalty revenue as of December 31, 1999. The Company will recognize royalty revenue from sales of Tamiflu in the quarter following that in which the related product sales occur.

    Under the Roche Agreement, Roche also reimburses the Company for its related R&D costs under the program by funding such costs quarterly and generally in advance, based on an annual budget. Reimbursements are included in contract revenue as the Company incurs the related R&D costs. Amounts incurred by the Company in excess of amounts funded may also be reimbursed, subject to Roche's approval. In this event, revenue is not recognized until such approval has been obtained.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

4. COLLABORATIVE ARRANGEMENTS AND CONTRACTS (CONTINUED)
Conversely, if amounts funded by Roche exceed the Company's related R&D costs, the Company may be required to repay such excess funding to Roche.

    For the years ended December 31, 1999, 1998 and 1997, the Company recorded approximately $2.1 million, $16.4 million and $8.2 million, respectively, of R&D reimbursement revenue related to the Roche Agreement, which is reported as contract revenue in the accompanying consolidated statements of operations. The $16.4 million recorded as revenue during 1998 includes $5.2 million attributable to R&D expenses incurred in the fourth quarter of 1997, which were subject to Roche's approval as of December 31, 1997. Such expenses were approved for reimbursement and recognized in contract revenue in 1998. Except for this $5.2 million, R&D costs related to the Roche Agreement approximate the reimbursement revenue in each year presented and are included in R&D expenses.

PHARMACIA & UPJOHN

    In August 1996, the Company and Pharmacia & Upjohn S.A. ("Pharmacia & Upjohn") entered into a License and Supply Agreement ("Pharmacia & Upjohn Agreement") to market VISTIDE in all countries outside the United States. Under the terms of the Pharmacia & Upjohn Agreement, Pharmacia & Upjohn paid Gilead an initial license fee of $10.0 million. During the second quarter of 1997, VISTIDE was approved for marketing in the European Union by the European Commission, which triggered an additional cash milestone payment of $10.0 million by Pharmacia & Upjohn to the Company. Also as a result of achieving this milestone, in the second quarter of 1997 the Company issued and Pharmacia & Upjohn purchased 1,133,786 shares of Series B Convertible Preferred Stock for approximately $40.0 million, or $35.28 per share. The preferred stock automatically converted into an equal number of shares of common stock in 1999. For additional information about the preferred stock, refer to Note 11.

    Under the terms of the Pharmacia & Upjohn Agreement and related agreements covering expanded access programs for VISTIDE outside of the United States, the Company is responsible for maintaining the cidofovir patent portfolio and for supplying to Pharmacia & Upjohn bulk cidofovir used to manufacture the finished VISTIDE product ("Product"). Gilead is entitled to receive a royalty based upon Pharmacia & Upjohn's sales of Product. It receives a portion of the royalty upon shipping either bulk drug substance or Product to Pharmacia & Upjohn, and the remainder upon Pharmacia & Upjohn's sale of Product to third parties. Any royalties that Gilead receives before Product is sold to third parties are recorded as deferred revenue until such third-party sales occur. At
December 31, 1999, the Company has recorded on its balance sheet approximately $3.7 million of such deferred revenue ($3.3 million at December 31, 1998). The Company recognized royalty revenue of $2.0 million, $1.7 million and $0.7 million in 1999, 1998 and 1997, respectively, from sales of VISTIDE outside of the United States by Pharmacia & Upjohn.

SOMALOGIC

    In November 1999, Gilead and Somalogic, Inc. ("Somalogic") entered into an agreement whereby Gilead assigned to Somalogic under a sole and exclusive license certain intellectual property related to the SELEX process, including patents and patent applications. Under the terms of the agreement, Somalogic is required to pay Gilead a total of $2.5 million in two nonrefundable installments. The first $1.5 million was paid in November 1999 and is included in contract revenue in the Company's

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

4. COLLABORATIVE ARRANGEMENTS AND CONTRACTS (CONTINUED) consolidated statement of operations for the year ended December 31, 1999. The remaining $1.0 million is due in November 2000 and, because Somalogic is a developmental stage entity that may require third party financing, Gilead will recognize this amount as contract revenue when received. Gilead has no ongoing research or funding obligations under the agreement. At December 31, 1999, the $1.0 million payment due in November 2000 is reported as deferred revenue on the consolidated balance sheet.

SCHERING A.G.

    In 1993, the Company entered into a collaborative research agreement ("Schering Research Agreement") and license agreement ("Schering License Agreement") with Schering A.G. Under the Schering Research Agreement, Schering A.G. has funded research at Gilead for the discovery and development of aptamers as IN VIVO diagnostic agents. The level of funding under this agreement has varied over the five-year term, from $1.0 million to $2.4 million annually. In March 1999, Schering A.G. agreed to fund $0.3 million under the Schering Research Agreement for the first half of 1999, which Gilead received and reported in contract revenue in 1999. The Schering Research Agreement expired in 1999 and the Company does not expect to receive any additional payments thereunder.

    Under the Schering License Agreement, Schering A.G. has the right to develop and commercialize aptamers as IN VIVO diagnostic agents or radiotherapeutics discovered and developed under the Schering Research Agreement. Schering A.G. is required to make milestone and royalty payments to the Company upon commercialization and sale of any products developed under the collaboration with the Company. The milestone payments for any one product total $6.0 million and are triggered by the filing of an Investigational New Drug application, the initiation of Phase III clinical trials, the filing of an NDA and approval of a product for commercial sale. The Schering License Agreement, which was still in effect as of December 31, 1999, permits the Company to develop and commercialize aptamers discovered under the Schering Research Agreement outside the field of IN VIVO diagnostic agents or radiotherapeutics, subject to royalty payments to Schering A.G.

ISIS PHARMACEUTICALS

    In December 1998, Gilead and Isis Pharmaceuticals, Inc. ("Isis") entered into an agreement under which Gilead sold to Isis certain intellectual property, including patents and patent applications covering antisense chemistry and antisense drug delivery systems. Under the terms of the agreement, Isis is required to pay to Gilead a total of $6.0 million in four nonrefundable installments. The first installment of $2.0 million was paid in December 1998, the second installment of $1.0 million was paid in December 1999 and the remaining $3.0 million is payable in two additional payments (one payment of $1.0 million in 2000 and one payment of $2.0 million in 2001). The total sale price of $6.0 million is included in contract revenue in the Company's consolidated statement of operations for the year ended December 31, 1998. Gilead has no ongoing research or funding obligations under the agreement.

GLAXO WELLCOME

    In May 1998, the Company entered into a three-part collaboration with Glaxo Wellcome Inc. ("Glaxo") in which (a) Glaxo received a non-exclusive right to use the Company's proprietary SELEX process for target validation; (b) the Company received the exclusive rights (subject to Glaxo's right to

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

4. COLLABORATIVE ARRANGEMENTS AND CONTRACTS (CONTINUED) elect to participate in such activities) to develop and commercialize NX 211, a liposomal formulation of Glaxo's proprietary topoisomerase I inhibitor (lurtoctecan); and (c) Glaxo acquired 364,257 shares of the Company's common stock for $10.0 million in a private offering.

    In July 1990, the Company entered into a collaborative research agreement with Glaxo with respect to the Company's antisense technology. Under the terms of the Glaxo agreement, as amended over time, the Company received $1.8 million in 1998, and $3.0 million in both 1997 and 1996, to fund research, which is reported as contract revenue in the accompanying consolidated statements of operations. The R&D costs reimbursed by Glaxo approximate the related revenue and are included in R&D expense. This agreement and the related funding were terminated in June 1998.

BAUSCH & LOMB

    In August 1994, the Company entered into a license and supply agreement with Bausch & Lomb Incorporated (formerly Storz Instrument Company, a subsidiary of American Home Products Corporation), to develop and market an eyedrop formulation of cidofovir for the potential treatment of topical ophthalmic viruses. The Company received a $0.3 million annual fee under this agreement in each of the years ended December 31, 1999 and 1997, which is reported as contract revenue. This agreement was terminated in 1999 and the Company will not receive any additional payments in the future.

5. INVENTORIES

    Inventories are summarized as follows (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Finished goods............................................  $ 3,463    $ 3,672
Work in process...........................................    6,793      5,962
Raw materials.............................................   10,703      6,916
                                                            -------    -------
                                                            $20,959    $16,550
                                                            =======    =======

6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Building and improvements (including leasehold
  improvements).........................................  $ 46,597   $ 44,700
Laboratory and manufacturing equipment..................    27,204     26,568
Office and computer equipment...........................    20,127     18,969
Capitalized leased equipment............................    16,042     17,385
Construction in progress................................     5,540        639
                                                          --------   --------
                                                           115,510    108,261
Less accumulated depreciation and amortization..........   (64,112)   (57,242)
                                                          --------   --------
                                                          $ 51,398   $ 51,019
                                                          ========   ========

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

7. INVESTMENT IN UNCONSOLIDATED AFFILIATE

    In late 1997, the Company established its NeXstar Technology Products division which included the Company's proprietary technology called Product Anchored Sequential Synthesis ("PASS"), a method of synthesizing the oligonucleotides that are the basis for the products being developed using the SELEX process. In July 1998, the Company established Proligo L.L.C., a Delaware limited liability company ("Proligo"), as a wholly owned subsidiary and transferred all of the assets of the NeXstar Technology Products division to Proligo. Proligo supplies nucleic acid and peptide synthesis products to the pharmaceutical and biopharmaceutical industry for sale and use as laboratory research reagents and in therapeutic and diagnostic products.

    On August 15, 1998, the Company sold a 51% interest (the "Interest") in Proligo to SKW Americas, Inc. ("SKW"). As payment for the Interest, the Company received $15.0 million in cash and a 49% interest in PerSeptive Biosystems GmbH, a company in Hamburg, Germany (the "Hamburg Company"), which specializes in the manufacture of nucleoside phosphoramidite monomers. The 49% interest in the Hamburg Company had a fair market value of approximately $5.5 million. In addition, SKW agreed to pay the Company $3.0 million in guaranteed payments (discounted at 8.5% for gain recognition purposes) and up to $20.5 million in performance-based milestones over the next four years. During 1999, the Company received $2.6 million of the guaranteed payments from SKW. The Company also received a performance-based milestone payment of $1.0 million, which is reported in contract revenue on the consolidated statement of operations. As part of the original transaction, the Company contributed $4.9 million and its 49% interest in the Hamburg Company to Proligo. The Company recorded a $22.1 million gain in connection with this sale in 1998. SKW contributed
$5.1 million and the remaining 51% interest in the Hamburg Company to Proligo. Also in connection with this transaction, the Company and Proligo agreed that Proligo would manufacture oligonucleotides required by the Company at cost plus a fixed percentage. During 1999, the Company purchased oligonucleotides from Proligo for a total of $0.4 million. This entire amount has been charged to R&D expense.

    The Company accounts for its investment in Proligo using the equity method of accounting. The net book value of its investment at December 31, 1999 and 1998 was approximately $7.6 million and $10.3 million, respectively, and is reported in other noncurrent assets on the Company's consolidated balance sheets. In 1999, the Company recorded its equity in the loss of Proligo of $4.7 million, which represents its 49% share of Proligo's loss for its fiscal year ended November 30, 1999. In 1998, the Company recorded its equity in the loss of Proligo of $1.1 million for the period from August 15, 1998 through November 30, 1998. The Proligo operating loss for December 1999 was approximately $0.9 million, of which the Company will recognize its 49% share in 2000.

    In October 1999, the Company made a capital contribution to Proligo of $2.5 million to maintain its 49% ownership interest. The Company also agreed to contribute an additional $2.5 million in 2000, again to maintain its 49% ownership interest. Upon making this capital contribution in January 2000, the Company has no commitments to provide additional funding to Proligo.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

8. LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Capital lease obligations: Interest payable monthly at 6.89%
  to 13.91%.................................................   $5,681     $7,901
Adjustable rate debt: Quarterly installments through 2000;
  unsecured; interest payable quarterly based on applicable
  LIBOR rates...............................................       --      1,313
Fixed rate debt: Monthly installments through 2003; secured
  by equipment; interest payable monthly at 9.69% to
  12.62%....................................................    2,763      4,511
                                                               ------     ------
Total long-term obligations.................................    8,444     13,725
Less current portion........................................   (3,191)    (4,842)
                                                               ------     ------
Long-term obligations due after one year....................   $5,253     $8,883
                                                               ======     ======

    Maturities of all long-term obligations, including capital lease obligations, due subsequent to December 31, 1999 are as follows (in thousands):

YEAR ENDING DECEMBER 31,                                       AMOUNT
------------------------                                      --------
2000........................................................   $3,191
2001........................................................    3,050
2002........................................................    1,902
2003........................................................      301
                                                               ------
Total.......................................................   $8,444
                                                               ======

    The terms of the various debt agreements require the Company to comply with certain financial and operating covenants. At December 31, 1999, the Company was in compliance with all such covenants.

9. CONVERTIBLE SUBORDINATED DEBENTURES

    During the third quarter of 1997, the Company sold $80.0 million of 6.25% Debentures due 2004 in a private offering to SBC Warburg Inc. and Oppenheimer & Co., Inc., which resold the Debentures to a group of private investors. The Debentures were issued pursuant to an indenture and are convertible into a total of up to 1,794,844 shares of the Company's common stock at $44.57 per share, which was greater than the fair market value of the Company's common stock at the time the Debentures were issued. The Company reserved 1,794,844 shares of its authorized common stock for issuance upon conversion of the Debentures. The Debentures are redeemable in whole or in part, at the option of the Company, at any time on or after August 10, 2000, at specified redemption prices plus accrued interest. During 1999, holders of $0.5 million of Debentures converted their holdings into 10,465 shares of common stock.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

10. COMMITMENTS AND CONTINGENCIES

LEASES AND FINANCING ARRANGEMENTS

    The Company has entered into long-term noncancelable operating leases for facilities in Boulder, Colorado, Foster City, California and San Dimas, California. The leases contain the following terms:

LOCATION                                  TERMINATION DATE     RENEWAL OPTIONS
--------                                  ----------------   -------------------
Boulder, CO.............................  October 2001       Two five-year terms
Boulder, CO.............................  July 2003          None
Foster City, CA.........................  December 2003      None
Foster City, CA.........................  March 2006         Two five-year terms
Foster City, CA.........................  September 2006     Two five-year terms
San Dimas, CA...........................  May 2003           Two five-year terms
San Dimas, CA...........................  November 2003      Two five-year terms

    Rent expense net of sublease income under the Company's operating leases totaled approximately $7.9 million, $6.8 million and $6.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    The Company has entered into certain financing and sale-leaseback transactions and related equipment and facilities improvement master lease and financing agreements for manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture, fixtures and facilities improvements. Title to assets acquired under the Company's lease lines of credit resides with the lessor. The Company has the option to purchase the assets at the end of the lease terms at fair market value. The leases have terms ranging from three to five years. At December 31, 1999, no amounts were available under such agreements.

    Aggregate noncancelable future minimum rental payments under operating and capital leases, net of aggregate future minimum rentals to be received by the Company under noncancelable subleases, are as follows (in thousands):

                                             OPERATING LEASES, NET OF
YEARS ENDING DECEMBER 31,                    NONCANCELABLE SUBLEASES    CAPITAL LEASES
-------------------------                    ------------------------   --------------
2000.......................................           $ 8,458              $ 2,607
2001.......................................             8,430                2,449
2002.......................................             9,661                1,294
2003.......................................             8,999                   --
2004.......................................             5,672                   --
Thereafter.................................             6,870                   --
                                                      -------              -------
                                                      $48,090                6,350
                                                      =======
Less amount representing interest..........                                   (669)
                                                                           -------
Total capital lease obligations............                                  5,681
Less current portion.......................                                 (2,192)
                                                                           -------
Capital lease obligations due after one
  year.....................................                                $ 3,489
                                                                           =======

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company has in place a letter of credit agreement from a bank, which secures the aggregate future payments under one of its facilities leases. At December 31, 1999, a total of $0.5 million was secured under this letter of credit arrangement.

CONTINGENT LIABILITIES

    In connection with the August 1998 sale of a majority interest in its subsidiary, Proligo, as described in Note 7, the Company transferred certain property and equipment with a net book value of $4.5 million to Proligo. The majority of such property and equipment is financed or leased by the Company in accordance with the financing arrangements and sale-leaseback transactions described above. Concurrent with this transfer of property and equipment, the Company transferred the underlying debt to Proligo pursuant to various Sublease, Consent and Assignment Agreements (collectively, the "Sublease Agreements"). As a result, the Company is required to pay the debt financing and lease liabilities to the financial institutions and lessors directly for Proligo's share of the liabilities. Proligo is required to reimburse the Company for these amounts and is bound by the same terms and conditions as those in the Company's agreements with the financial institutions and lessors. If Proligo were to default on its obligations under the Sublease Agreements, the Company would continue to be liable for amounts outstanding as of the date of the default. However, in this event, SKW would be obligated to reimburse the Company for 51% of such amounts paid. At December 31, 1999, Proligo was current with respect to its reimbursements to the Company and the balance of Proligo's future lease and debt obligations under the Sublease Agreements was $1.9 million.

    Additionally, the Company and Proligo entered into Assignment, Assumption and Consent Agreements ("Agreements") with the landlords of two laboratory facilities Proligo occupies. Under the Agreements, Proligo has assumed the obligations to the landlords, but the Company remains contingently liable in the event of default. The total unpaid amount of such operating lease commitments as of December 31, 1999 was approximately $0.4 million.

    Gilead has subleased certain of its facilities, primarily in California, through 2001. If any of the sublessees default on their obligations under these subleases, the Company would be primarily liable to the original lessor. The total amount due under these subleases as of December 31, 1999 is $3.0 million.

SHORT-TERM BORROWINGS

    In September 1997, the Company entered into an unsecured bank line of credit for $10.0 million (the "Credit Agreement"). Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios. There are also limitations on the Company's ability to incur additional debt or to engage in certain significant transactions. The Credit Agreement, which includes a foreign exchange facility, was being renegotiated as of December 31, 1999 and was subsequently extended until April 2001. There were no amounts outstanding under this agreement as of either December 31, 1999 or 1998.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
PATENT MATTERS

    On August 11, 1997, the Company and The Liposome Company, Inc. ("TLC") reached a settlement ("Settlement Agreement") in which the two companies agreed to dismiss all legal proceedings involving TLC's reexamined U.S. Patent
No. 4,880,635 ("TLC 635 Patent") and U.S. Patent No. 5,578,320 ("TLC 320
Patent") and their international counterparts. The legal proceedings related to whether AmBisome, the Company's liposomal formulation of amphotericin B, infringed TLC's patents because of the manner in which it is freeze dried (lyophilized). In the Settlement Agreement between the parties, TLC granted the Company immunity from suit in connection with the worldwide production and sales of AmBisome and a worldwide right to use both the TLC 635 Patent and the TLC 320 Patent. Under the terms of the Settlement Agreement, the Company made an initial payment to TLC of $1.8 million and was required to make payments beginning in 1998 based on AmBisome sales over the next several years. Because the payments are subject to certain minimum and maximum amounts, the Company recorded accounting charges in 1997 of $11.8 million, of which $10.0 million represented the net present value of all future minimum payments and $1.8 million represented the initial cash payment. Beginning in 1998, the Company is recording an expense each quarter based on the difference between all future minimum payments and the expense recorded in 1997. In addition, beginning in 1998, the Company is recognizing as cost of goods sold the difference between the minimum and maximum payments, if any. The Company does not expect the difference between its future minimum and maximum payments to TLC to be material.

    In August 1998, The Company was served with a patent infringement lawsuit filed by Chiron Corporation ("Chiron") in the U.S. District Court for the Northern District of California. In the lawsuit, Chiron alleged that Gilead conducted scientific research that infringes Chiron patents covering the hepatitis C protein and gene sequences and their use in screening for potential hepatitis C therapeutics. In, December 1999, Gilead and Chiron agreed to the terms of a settlement agreement and, as a result, the Company made a one-time settlement payment of $0.4 million to Chiron at that time.

LEGAL PROCEEDINGS

    The Company is involved from time to time in legal proceedings arising in the ordinary course of its business. In the opinion of management, none of these matters is expected to have a material adverse effect on the financial position or operations of the Company based on factors currently known to management.

11. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    The Company has 5,000,000 shares of authorized preferred stock issuable in series. The Company's Board of Directors ("Board") is authorized to determine the designation, powers, preferences and rights of any such series. The Company has reserved 400,000 shares of preferred stock for potential issuance under the Preferred Share Purchase Rights Plan.

    In June 1997, the Company issued 1,133,786 shares of Series B Convertible Preferred Stock ("Preferred Stock") to Pharmacia & Upjohn for approximately $40.0 million, or $35.28 per share. On

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

11. STOCKHOLDERS' EQUITY (CONTINUED)
July 15, 1999, the average of the closing price of the Company's common stock for the thirty days then ended was $49.79. This event triggered the automatic conversion of the Preferred Stock owned by Pharmacia & Upjohn into the Company's common stock. Accordingly, the Preferred Stock converted into 1,133,786 shares of common stock at the original issue price of $35.28 per share on July 16, 1999.

EMPLOYEE STOCK PURCHASE PLAN

    Under Gilead's Employee Stock Purchase Plan ("ESPP"), employees can purchase shares of Gilead common stock based on a percentage of their compensation. The purchase price per share must equal at least the lower of 85 percent of the market value on the date offered or the date purchased. A total of 1,580,000 shares of common stock are reserved for issuance under the ESPP. As of December 31, 1999, 881,283 shares had been issued under the ESPP (794,049 shares as of December 31, 1998).

    Emerging Issues Task Force ("EITF") Issue No. 97-12, ACCOUNTING FOR INCREASED SHARE AUTHORIZATIONS IN AN IRS SECTION 423 EMPLOYEE STOCK PURCHASE PLAN UNDER APB OPINION NO. 25, provides that new shares authorized under existing Section 423 employee stock purchase plans may give rise to compensation expense under circumstances specified in that accounting standard. During 1998, Gilead recognized compensation expense of $0.4 million related to an ESPP share authorization approved in 1998 in accordance with the provisions of EITF Issue No. 97-12. In future years, the Company will not be required to recognize additional compensation expense related to the 1998 share authorization.

STOCK OPTION PLANS

    In December 1987, Gilead adopted the 1987 Incentive Stock Option Plan and the Supplemental Stock Option Plan for issuance of common stock to employees, consultants and scientific advisors. In April 1991, the Board approved the granting of certain additional nonqualified stock options with terms and conditions substantially similar to those granted under the 1987 Supplemental Stock Option Plan. At the grant date, none of the options described above had exercise prices that were less than the fair value of the underlying stock on that date. The options vest over five years pursuant to a formula determined by the Board and expire after ten years. No shares are available for grant of future options under any of these plans.

    In November 1991, Gilead adopted the 1991 Stock Option Plan ("1991 Plan") for issuance of common stock to employees and consultants. Options issued under the 1991 Plan shall, at the discretion of the Board, be either incentive stock options or nonqualified stock options. In May 1998, the 1991 Plan was amended such that the exercise price of all stock options must be at least equal to the fair value of Gilead's common stock on the date of grant. The options vest over five years pursuant to a formula determined by the Board and expire after ten years. At December 31, 1999, 3,185,020 shares were available for grant of future options.

    In November 1995, Gilead adopted the 1995 Non-Employee Directors' Stock Option Plan ("Directors' Plan") for issuance of common stock to non-employee Directors pursuant to a predetermined formula. The exercise price of options granted under the Directors' Plan must be at least equal to the fair value of Gilead's common stock on the date of grant. The options vest over five

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

11. STOCKHOLDERS' EQUITY (CONTINUED)
years from the date of grant in quarterly 5 percent installments and expire after ten years. At December 31, 1999, 239,000 shares were available for grant of future options under the Directors' Plan.

    NeXstar's stock plans include the 1988 Stock Option Plan ("1988 Plan"), the 1993 Incentive Stock Plan, and the 1995 Director Option Plan (collectively, "NeXstar Plans"). Options pursuant to the 1988 Stock Option Plan and the 1993 Incentive Stock Plan that were issued and outstanding as of July 29, 1999 have been converted into options to purchase Gilead common stock as a result of the Merger and remain subject to their original terms and conditions. Options outstanding under the 1995 Director Option Plan became fully vested at the close of the Merger and are exercisable for a period of 24 months thereafter. No shares are available for grant of future options under any of the NeXstar Plans.

    NeXstar's 1988 Plan allows certain option holders to execute cashless exercises of options. In a cashless exercise transaction, the option holder specifies how many shares will be exercised and the Company issues the specified number of shares, less the number that would be required to cover the exercise price based on the fair value of the stock on the exercise date. During 1999, several option holders performed cashless exercises. As a result, NeXstar' 1988 Plan is considered to be a variable plan and, therefore, the Company recognized compensation expense of $2.3 million. Of this amount, $1.5 million relates to exercised options and the remaining $0.8 million relates to options that remain outstanding under the 1988 Plan at December 31, 1999.

    The following table summarizes activity under all Gilead and NeXstar stock option plans for each of the three years in the period ended December 31, 1999. All option grants presented in the table had exercise prices not less than the fair value of the underlying stock on the grant date (shares in thousands):

                                                    YEAR ENDED DECEMBER 31, 1998
                                   ---------------------------------------------------------------
                                          1999                  1998                  1997
                                   -------------------   -------------------   -------------------
                                              WEIGHTED              WEIGHTED              WEIGHTED
                                              AVERAGE               AVERAGE               AVERAGE
                                              EXERCISE              EXERCISE              EXERCISE
                                    SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                   --------   --------   --------   --------   --------   --------
Outstanding,
  Beginning of year..............    5,656     $24.38      5,246     $22.36      5,569     $17.77
    Granted......................    1,669      54.84      1,428      27.49      1,263      30.67
    Forfeited....................     (371)     33.61       (378)     31.20       (333)     24.49
    Exercised....................   (1,323)     21.52       (640)     11.74     (1,253)      9.73
                                    ------     ------     ------     ------     ------     ------
Outstanding, end of year.........    5,631     $33.36      5,656     $24.38      5,246     $22.36
                                    ======     ======     ======     ======     ======     ======
Exercisable, end of year.........    2,276     $22.56      2,518     $20.51      2,190     $17.08
                                    ======     ======     ======     ======     ======     ======
Weighted Avg. Fair Value of
  Options Granted................              $33.53                $15.46                $16.51

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

11. STOCKHOLDERS' EQUITY (CONTINUED)

    The following is a summary of Gilead options outstanding and options exercisable at December 31, 1999 (options in thousands):

                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                              --------------------------------------   ----------------------------
                                              WEIGHTED
                                               AVERAGE      WEIGHTED
          RANGE OF                            REMAINING     AVERAGE                     WEIGHTED
          EXERCISE              OPTIONS      CONTRACTUAL    EXERCISE     OPTIONS        AVERAGE
           PRICES             OUTSTANDING   LIFE IN YEARS    PRICE     EXERCISABLE   EXERCISE PRICE
----------------------------  -----------   -------------   --------   -----------   --------------
       $0.24--$22.50              1,464          4.59        $14.61       1,162          $13.55
       $22.88--$27.65             1,338          7.69        $24.88         418          $25.21
       $29.63--$41.06             1,409          6.72        $34.55         601          $34.06
       $41.27--$85.95             1,420          8.96        $59.50          95          $48.25
                                 ------                                  ------
Total.......................      5,631          6.96        $33.36       2,276          $22.56
                                 ======                                  ======

PRO FORMA DISCLOSURES

    The table below presents the combined net loss and basic and diluted loss per common share if compensation cost for both Gilead's and NeXstar's stock option plans had been determined based on their estimated fair values at the grant dates for awards under those plans.

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Pro forma net loss (in thousands)..............  $(93,816)  $(61,444)  $(87,393)
Pro forma basic and diluted net loss per
  share........................................  $  (2.19)  $  (1.50)  $  (2.22)

    Fair values of the options granted under the stock option plans were estimated at grant dates using a Black-Scholes option pricing model. The Company used the multiple option approach and the following assumptions:

                                             1999         1998           1997
                                           --------   ------------   ------------
Expected life in years (from vesting
  date)--Stock options...................    1.86     1.44 to 1.78   1.00 to 1.75
Expected life in years--ESPP                 1.21             1.51           0.75
Interest rate--Stock options.............     5.6%     4.7% to 5.5%   5.6% to 6.2%
Interest rate--ESPP......................     5.0%             5.2%           5.6%
Volatility(1)............................      67%              66%            66%
Expected dividend yield..................       0%               0%             0%

------------------------

(1) NeXstar's volatility rates for 1998 and 1997 were 61% and 52%, respectively.

    The weighted average estimated fair value of each Gilead ESPP option granted for the years ended December 31, 1999, 1998 and 1997 was $16.22, $11.97 and $9.57, respectively.

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

11. STOCKHOLDERS' EQUITY (CONTINUED)
PREFERRED SHARE PURCHASE RIGHTS PLAN

    In November 1994, the Company adopted a Preferred Share Purchase Rights Plan (the "Plan"). The Plan provides for the distribution of a preferred stock purchase right (a "Right") as a dividend for each share of Gilead common stock held of record at the close of business on December 14, 1994. The Rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of the Company's common stock, the Rights permit the holders (other than the 15% holder) to purchase Gilead common stock at a 50% discount from the market price at that time, upon payment of an exercise price of a specified exercise price per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount from the market price at that time. Under certain conditions, the Rights may be redeemed by the Board in whole, but not in part, at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with Gilead common stock.

    In October 1999, the Board of Directors approved an amendment to the Plan. This amendment provides, among other things, for an increase in the exercise price of the right under the Plan from $60 to $400 and an extension of the term of the Plan from November 21, 2004 to October 20, 2009.

12. COMPREHENSIVE INCOME

    The following reclassification adjustments are required to avoid double-counting net realized gains on sales of securities that were previously included in comprehensive income prior to the sales of the securities (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Net gain (loss) on sales of securities included in
  interest income....................................  $  (383)    $ 473       $ 87
                                                       =======     =====       ====
Other comprehensive income:
  Net unrealized gain (loss) arising during the
    year.............................................  $(1,985)    $ 172       $342
  Reclassification adjustment........................      383      (473)       (87)
                                                       -------     -----       ----
Net unrealized gain (loss) reported in other
  comprehensive income...............................  $(1,602)    $(301)      $255
                                                       =======     =====       ====

    The balance of accumulated other comprehensive loss as reported on the balance sheet consists of the following components (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net unrealized (loss) gain on available-for-sale
  securities................................................  $(1,559)    $  43
Cumulative loss on foreign currency translation.............     (968)     (380)
                                                              -------     -----
  Accumulated other comprehensive loss......................  $(2,527)    $(337)
                                                              =======     =====

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

13. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        Effective January 1, 1998, the Company adopted SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it only has one reportable segment because management has organized the business along its functional lines.

PRODUCT SALES REVENUES

    Product sales revenues consisted of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
AmBisome......................................  $129,177   $103,430   $ 83,918
DaunoXome.....................................     4,775      4,672      5,234
VISTIDE.......................................     5,938      6,074     11,735
                                                --------   --------   --------
                                                $139,890   $114,176   $100,887
                                                ========   ========   ========

REVENUES FROM EXTERNAL CUSTOMERS AND COLLABORATIVE PARTNERS BY GEOGRAPHIC REGION

    The following table summarizes revenues from external customers and collaborative partners by geographic region. Revenues are attributed to countries based on the location of the customer or collaborative partner (in thousands).

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
United States.................................  $ 28,389   $ 23,601   $ 17,679
Germany.......................................    21,647     22,254     17,063
United Kingdom................................    19,259     17,241     17,794
Switzerland...................................    15,763     16,400     14,200
Italy.........................................    16,293     13,420     10,993
Spain.........................................    14,625     11,934      8,880
France........................................     8,347      4,993      3,155
Sweden........................................     4,400      1,696     10,802
Other European countries......................    27,100     25,340     23,665
Other foreign countries.......................    13,156     14,240      8,027
                                                --------   --------   --------
Consolidated total............................  $168,979   $151,119   $132,258
                                                ========   ========   ========

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

13. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (CONTINUED)

        At December 31, 1999, the net book value of the Company's property, plant and equipment was $51.4 million. Approximately 93% of such assets were located in the United States. At December 31, 1998, the net book value of the Company's property, plant and equipment was approximately
    $51.0 million. Approximately 92% of such assets were located in the United States.

MAJOR CUSTOMER

    In 1999, 1998 and 1997, sales to one distributor accounted for approximately 14%, 13% and 14% of product revenues, respectively.

14. INCOME TAXES

    The Company has no deferred provision for income taxes. The current provision for income taxes consists of the following (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1999          1998          1997
                                                           --------      --------      --------
Current:
  Federal............................................        $ 65          $160          $ --
  State..............................................          30            21            --
  Foreign............................................         793           678           322
                                                             ----          ----          ----
                                                             $888          $859          $322
                                                             ====          ====          ====

    Foreign pre-tax income (loss) was $2.0 million, 0.1 million and ($2.8) million in 1999, 1998 and 1997, respectively.

    The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before provision for income taxes and equity in loss of unconsolidated affiliate is explained below (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Loss before provision for income taxes.........  $(60,942)  $(42,798)  $(72,571)
                                                 ========   ========   ========
Tax at federal statutory rate..................  $(20,720)  $(14,552)  $(24,675)
Unbenefitted losses............................    21,074     14,698     24,660
Other..........................................       534        713        337
                                                 --------   --------   --------
                                                 $    888   $    859   $    322
                                                 ========   ========   ========

    At December 31, 1999, the Company had U.S. federal and state net operating loss carryforwards of $413.3 million and $69.8 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2001 through 2019, if not utilized. The state net operating loss carryforwards will expire at various dates from 2000 through 2012, if not utilized. Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

14. INCOME TAXES (CONTINUED)
the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999        1998
                                                        ---------   ---------
Net operating loss carryforwards......................  $ 144,600   $ 125,439
Research and other credits............................     27,400      24,985
Capitalized R&D for California........................     14,800      11,200
Other, net............................................      7,400       8,987
                                                        ---------   ---------
  Total deferred tax assets...........................  $ 194,200   $ 170,611
Valuation allowance...................................   (194,200)   (170,611)
                                                        ---------   ---------
Net deferred tax assets recognized....................  $      --   $      --
                                                        =========   =========

    The valuation allowance increased by $23.6 million and $34.2 million for the years ended December 31, 1999 and 1998, respectively. Approximately
$24.4 million of the valuation allowance at December 31, 1999 relates to the tax benefits of stock option deductions, which will be credited to additional paid-in capital when realized.

15. RETIREMENT SAVINGS PLAN

    As of December 31, 1999, Gilead maintained two separate retirement savings plan pursuant to which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code of 1986 ("Savings Plans"). One Savings Plan primarily covers NeXstar employees ("NeXstar Plan"), while the other Savings Plan primarily covers all other eligible employees of the combined company ("Gilead Plan"). Under the NeXstar Plan, employee contributions are discretionary, but may not exceed 15% of eligible annual compensation. In addition, the NeXstar Plan includes a Company match of 50% of employee contributions up to a maximum of 6% of eligible annual compensation. For the years ended December 31, 1999, 1998, and 1997, the Company recorded contribution expenses related to the NeXstar Plan of approximately
$0.5 million, $0.5 million and $0.6 million, respectively. At December 31, 1999, approximately $0.9 million, representing 17,225 shares of the Company's common stock, was held by the NeXstar Plan in trust for plan participants. Effective February 1995, contributions to the NeXstar Plan may not be invested in the Company's common stock.

16. RELATED PARTY TRANSACTIONS

    During 1999 and 1998, Gilead paid an aggregate of $6.7 million and $4.7 million, respectively, to PharmaResearch Corporation, a contract research organization, for services rendered in connection

                             GILEAD SCIENCES, INC.

                               DECEMBER 31, 1999

16. RELATED PARTY TRANSACTIONS (CONTINUED) with clinical studies. A member of the Board is a senior advisor to an investment fund that owns a controlling interest in PharmaResearch Corporation.

17. QUARTERLY RESULTS (UNAUDITED)

    The following table is in thousands, except per share amounts:

                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                  -----------   -----------   -----------   -----------
1999
Total revenues..................    $38,276       $43,537       $38,390       $48,776
Total costs and expenses........     54,937        55,791        69,608        59,502
Net loss........................    (15,476)      (11,691)      (30,365)       (8,954)
Basic and diluted net loss per
  share.........................       (.37)         (.28)         (.70)         (.20)

1998
Total revenues..................    $41,513       $35,289       $31,866       $42,451
Total costs and expenses........     55,209        57,528        53,483        64,411
Net income (loss)...............    (10,066)      (18,287)        2,202       (18,607)
Basic and diluted net income
  (loss) per share..............       (.25)         (.45)          .05          (.45)

                             GILEAD SCIENCES, INC.
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS    ADDITIONS
                                             BALANCE AT    ----------   ----------                BALANCE AT
                                            BEGINNING OF   CHARGED TO   CHARGED TO                  END OF
                                               PERIOD       EXPENSE       OTHER      DEDUCTIONS     PERIOD
                                            ------------   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts.........    $  1,480       $1,059      $    --       $  206      $  2,333
  Valuation allowance for deferred tax
    assets................................     170,611           --       23,589(3)        --       194,200
                                              --------       ------      -------       ------      --------
                                              $172,091       $1,059      $23,589       $  206      $196,533
                                              ========       ======      =======       ======      ========
YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts.........    $  1,883       $ (294)(1)  $    --       $  109      $  1,480
  Allowance for other noncurrent assets...       1,737         (550)(2)       --        1,187(2)         --
  Valuation allowance for deferred tax
    assets................................     136,411           --       34,200(3)        --       170,611
                                              --------       ------      -------       ------      --------
                                              $140,031       $ (844)     $34,200       $1,296      $172,091
                                              ========       ======      =======       ======      ========
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts.........    $  2,002       $  306      $    --       $  425      $  1,883
  Allowance for other noncurrent assets...       1,737           --           --           --         1,737
  Valuation allowance for deferred tax
    assets................................     106,380           --       30,031(3)        --       136,411
                                              --------       ------      -------       ------      --------
                                              $110,119       $  306      $30,031       $  425      $140,031
                                              ========       ======      =======       ======      ========

------------------------

(1) In August 1996, a major customer of the Company filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The total receivable outstanding from that customer as of December 31, 1996 of $0.6 million was reserved. In 1997, the Company collected approximately $0.1 million of this amount by assigning its claim to a third party. In 1998, the Company reversed that portion of the allowance for doubtful accounts no longer deemed necessary.

(2) The Company accepted $550,000 in full settlement of an outstanding note receivable that was fully reserved on the balance sheet.

(3) Charged to deferred tax benefit.

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

                      SIGNATURE                        TITLE                                DATE
                      ---------                        -----                                ----
                 /s/ JOHN C. MARTIN                    President and Chief Executive
     -------------------------------------------         Officer, Director (Principal  March 29, 2000
                   John C. Martin                        Executive Officer)

                                                       Vice President, Chief
              /s/ SHARON SURREY-BARBARI                  Financial Officer (Principal
     -------------------------------------------         Financial and Accounting      March 29, 2000
                Sharon Surrey-Barbari                    Officer)

               /s/ DONALD H. RUMSFELD
     -------------------------------------------       Chairman of the Board of        March 29, 2000
                 Donald H. Rumsfeld                      Directors

                    /s/ PAUL BERG
     -------------------------------------------       Director                        March 29, 2000
                      Paul Berg

                      SIGNATURE                        TITLE                                DATE
                      ---------                        -----                                ----
               /s/ ETIENNE F. DAVIGNON
     -------------------------------------------       Director                        March 29, 2000
                 Etienne F. Davignon

               /s/ JAMES M. DENNY, SR.
     -------------------------------------------       Director                        March 29, 2000
                 James M. Denny, Sr.

                 /s/ GORDON E. MOORE
     -------------------------------------------       Director                        March 29, 2000
                   Gordon E. Moore

                /s/ GEORGE P. SHULTZ
     -------------------------------------------       Director                        March 29, 2000
                  George P. Shultz