Form 10-Q
period 2000-03-31
GILEAD SCIENCES INC
filed 2000-05-15
CIK 882095

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-19731

                            ------------------------

                             GILEAD SCIENCES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-3047598
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

   333 LAKESIDE DRIVE, FOSTER CITY,                           94404
              CALIFORNIA                                    (Zip Code)
    (Address of principal executive
               offices)

                                  650-574-3000
              Registrant's telephone number, including area code:

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of April 28, 2000: 44,556,597

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GILEAD SCIENCES, INC.
                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets--March 31, 2000 and
          December 31, 1999...........................................        3

          Condensed Consolidated Statements of Operations--For the
          three months ended March 31, 2000 and 1999..................        4

          Condensed Consolidated Statements of Cash Flows--For the
          three months ended March 31, 2000 and 1999..................        5

          Notes to Condensed Consolidated Financial Statements........        6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................        9

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................       13

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................       13

SIGNATURES............................................................       14

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             GILEAD SCIENCES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)      (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 37,296       $ 47,011
  Marketable securities.....................................    254,496        247,383
  Accounts receivable.......................................     46,666         45,599
  Inventories...............................................     20,986         20,959
  Prepaid expenses and other................................      8,162         11,029
                                                               --------       --------
    Total current assets....................................    367,606        371,981
Property, plant and equipment, net..........................     52,224         51,398
Other noncurrent assets.....................................     14,492         13,429
                                                               --------       --------
                                                               $434,322       $436,808
                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  6,570       $  9,481
  Accrued clinical and preclinical expenses.................      4,633          5,467
  Accrued compensation and employee benefits................      9,345          9,901
  Other accrued liabilities.................................     13,543         15,004
  Deferred revenue..........................................      5,565          4,833
  Long-term obligations due within one year.................      3,017          3,191
                                                               --------       --------
      Total current liabilities.............................     42,673         47,877

Accrued litigation settlement expenses due after one year...      6,590          6,853
Long-term obligations due after one year....................      4,508          5,253
Convertible subordinated debentures.........................     79,508         79,533

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
  Common stock, par value $.001 per share; 100,000,000
    shares authorized; 44,542,942 shares and 44,092,779
    shares issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively.........................         45             44
  Additional paid-in capital................................    759,035        749,081
  Accumulated other comprehensive loss......................     (2,999)        (2,527)
  Deferred compensation.....................................        (45)           (74)
  Accumulated deficit.......................................   (454,993)      (449,232)
                                                               --------       --------
Total stockholders' equity..................................    301,043        297,292
                                                               --------       --------
                                                               $434,322       $436,808
                                                               ========       ========

------------------------

    Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes

                             GILEAD SCIENCES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  Product sales, net........................................  $ 36,340   $ 32,048
  Royalty revenue, net......................................     8,042      2,088
  Contract revenue..........................................       840      4,140
                                                              --------   --------
Total revenues..............................................    45,222     38,276

Costs and expenses:
  Cost of product sales.....................................     7,947      7,399
  Research and development..................................    26,626     25,598
  Selling, general and administrative.......................    17,590     21,831
                                                              --------   --------
Total costs and expenses....................................    52,163     54,828
                                                              --------   --------
Loss from operations........................................    (6,941)   (16,552)
Interest income.............................................     3,945      4,441
Interest expense............................................    (1,537)    (1,670)
                                                              --------   --------
Loss before provision for income taxes and equity in loss of
  unconsolidated affiliate..................................    (4,533)   (13,781)
Provision for income taxes..................................       307         82
Equity in loss of unconsolidated affiliate..................       921      1,613
                                                              --------   --------
Net loss....................................................  $ (5,761)  $(15,476)
                                                              ========   ========
Basic and diluted net loss per common share.................  $  (0.13)  $  (0.37)
                                                              ========   ========
Common shares used to calculate basic and diluted net loss
  per common share..........................................    44,340     41,756
                                                              ========   ========

                             See accompanying notes

                             GILEAD SCIENCES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $ (5,761)  $(15,476)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,893      2,992
    Other non-cash transactions.............................        94        523
    Equity in loss of unconsolidated affiliate..............       921      1,613
    Net unrealized loss on foreign currency transactions....     1,211      2,525
    Changes in assets and liabilities:
      Accounts receivable...................................    (2,439)    (1,625)
      Inventories...........................................       (27)      (215)
      Prepaid expenses and other assets.....................     2,926      1,077
      Accounts payable......................................    (2,868)       198
      Accrued liabilities...................................    (3,241)    (5,514)
      Deferred revenue......................................       732      1,989
                                                              --------   --------
Net cash used in operating activities.......................    (5,559)   (11,913)

INVESTING ACTIVITIES:
  Purchases of marketable securities........................   (59,657)   (29,335)
  Sales of marketable securities............................     5,990     32,563
  Maturities of marketable securities.......................    46,278     32,367
  Capital expenditures......................................    (3,724)    (3,715)
  Investment in unconsolidated affiliate....................    (2,450)        --
                                                              --------   --------
Net cash provided by (used in) investing activities.........   (13,563)    31,880
                                                              --------   --------

FINANCING ACTIVITIES:
  Proceeds from issuances of common stock...................     9,996      9,996
  Repayments of long-term debt..............................      (913)    (1,180)
                                                              --------   --------
Net cash provided by financing activities...................     9,083      8,816
                                                              --------   --------
Effect of exchange rate changes on cash.....................       324       (441)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........    (9,715)    28,342
Cash and cash equivalents at beginning of period............    47,011    101,136
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 37,296   $129,478
                                                              ========   ========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued upon the conversion of convertible
  subordinated debentures...................................  $     25   $     --
                                                              ========   ========

                             See accompanying notes

                             GILEAD SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information at March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 includes all adjustments (consisting only of normal recurring adjustments) that the management of Gilead Sciences, Inc. ("Gilead" or the "Company") believes necessary for fair presentation of the balances and results for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

    Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for sales returns and bad debts and accrued clinical and preclinical expenses. Actual results may differ from these estimates. The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries; significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2000 presentation. The accompanying financial information should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    On July 29, 1999, Gilead acquired all of the outstanding shares of NeXstar Pharmaceuticals, Inc. ("NeXstar") in a business combination accounted for as a pooling of interests. Accordingly, the financial information for the three months ended March 31, 1999 has been restated to represent the combined financial results of Gilead and NeXstar.

COMPREHENSIVE LOSS

    Following are the components of comprehensive loss (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net loss....................................................  $(5,761)   $(15,476)
Net foreign currency translation gain (loss)................     (196)         19
Net unrealized loss on available-for-sale securities........     (276)       (526)
                                                              -------    --------
Comprehensive loss..........................................  $(6,233)   $(15,983)
                                                              =======    ========

BASIC AND DILUTED NET LOSS PER COMMON SHARE

    For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. The impact of convertible debentures, stock options and warrants could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per common share as their effect is antidilutive for the periods presented.

                             GILEAD SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                            (unaudited) (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

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

    The Company has recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received, when the technology has been transferred and when all contractual obligations of the Company relating to the fees are fulfilled. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." Among other things, SAB No. 101 describes the SEC Staff's position on the recognition of certain nonrefundable upfront fees received in connection with research collaborations. The Company is evaluating the applicability of SAB No. 101 to its existing collaborative agreements. Should the Company conclude that the approach described in SAB
No. 101 is more appropriate, it will change its method of accounting to recognize such fees over the term of the related agreement. Any required adjustment would be recognized as a cumulative effect of a change in accounting principle.

2. INVENTORIES

    Inventories are summarized as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Finished goods..............................................  $ 6,087    $ 3,463
Work in process.............................................    4,874      6,793
Raw materials...............................................   10,025     10,703
                                                              -------    -------
Total inventories...........................................  $20,986    $20,959
                                                              =======    =======

3. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    The Company has determined that it has only one reportable segment because management has organized the business around its functional lines.

                             GILEAD SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                            (unaudited) (Continued)

3. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
(CONTINUED)
    Product sales revenues consist of the following (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
AmBisome....................................................  $34,586    $29,336
DaunoXome...................................................    1,051      1,267
VISTIDE.....................................................      703      1,445
                                                              -------    -------
Consolidated total..........................................  $36,340    $32,048
                                                              =======    =======

    The following table summarizes total revenues from external customers by geographic region. Revenues are attributed to countries based on the location of Gilead's customer or collaborative partner (in thousands).

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
United States...............................................  $ 6,566    $ 6,731
Germany.....................................................    5,393      5,220
United Kingdom..............................................    5,843      3,245
Italy.......................................................    4,348      4,285
Spain.......................................................    3,577      3,925
Switzerland.................................................    5,976      2,813
Other European countries....................................   10,028      8,779
Other foreign countries.....................................    3,491      3,278
                                                              -------    -------
Consolidated total..........................................  $45,222    $38,276
                                                              =======    =======

    For the three months ended March 31, 2000 and 1999, revenues from one customer accounted for approximately 16.1% and 10.1% of product revenues, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Gilead Sciences, Inc. was incorporated in Delaware on June 22, 1987, and is an independent biopharmaceutical company that seeks to provide accelerated solutions for patients and the people who care for them. The Company discovers, develops, manufactures and commercializes proprietary therapeutics for challenging infectious diseases (viral, fungal and bacterial diseases) and cancer. Currently, the Company markets AmBisome-Registered Trademark- ((amphotericin B) liposome for injection), an antifungal agent, DaunoXome-Registered Trademark- (daunorubicin citrate liposome injection), a drug approved for the treatment of Kaposi's Sarcoma, and VISTIDE-Registered Trademark- (cidofovir injection) for the treatment of cytomegalovirus ("CMV") retinitis. Hoffmann-La Roche Inc. ("Roche") markets Tamiflu-TM- (oseltamivir phosphate) for the treatment of influenza, under a collaborative agreement. In addition, the Company is developing products to treat diseases caused by human immunodeficiency virus ("HIV"), hepatitis B virus ("HBV"), bacterial infections and cancer.

    On July 29, 1999, Gilead entered into a business combination with NeXstar Pharmaceuticals, Inc. ("NeXstar"). The business combination has been accounted for as a pooling of interests and the Company's historical consolidated financial statements for the three months ended March 31, 1999 have been restated in the accompanying condensed consolidated financial statements to include the financial position, results of operations and cash flows of NeXstar.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    The following discussion of the Company's financial condition and results of operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Our actual financial and operating results could differ materially from our expectations. Some of the factors that could cause or contribute to these differences are listed below. You should also read the "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 1999, for more detailed information regarding these and other risks and uncertainties that can affect our actual financial and operating results.

    REGULATORY PROCESS. The FDA and foreign agencies could reject or limit the commercialization of our products for a number of reasons including: if they disagree with the results or designs of our clinical trials; if they believe our products have unacceptable efficacy, toxicity or tolerability; or if they believe our products can not be safely and efficiently manufactured on a commercial basis. If these agencies reject or limit the commercialization of our products, our financial results would be adversely affected. In addition, these agencies could require us to conduct additional unanticipated clinical trials on our products, the cost of which could be substantial.

    AMBISOME SALES. We rely on sales of AmBisome for a significant portion of our operating income. There are lower priced products that compete with AmBisome and there are products being developed that could compete with AmBisome in the future. If these lower priced products achieve further market acceptance, or should these products in development become commercially available, revenues from sales of AmBisome would likely decrease, resulting in a reduction of operating income.

    MARKET ACCEPTANCE OF PRODUCTS. The ability of our products to achieve and sustain market acceptance will depend on a number of factors including: the receipt and scope of regulatory approvals; the availability of public and private insurance and reimbursement for our products; safety, efficacy, tolerability and cost of our products; and how our products compare to competitive products. If our products do not achieve and sustain market acceptance, our results of operations will suffer. Tamiflu is in a new class of drugs that represent a new approach to treating the flu. In order for Tamiflu to achieve market acceptance, our marketing partner, Roche, must change attitudes toward flu treatment.

    COLLABORATIONS. We depend on collaborations for the development and commercialization of certain products and for revenue, including the collaboration with Roche for sales of Tamiflu and the collaboration with Fujisawa Healthcare, Inc. ("Fujisawa") for sales of AmBisome in the United States and Canada. These collaborations could fail for a number of reasons, including if our partners do not devote sufficient resources to the development, commercialization or marketing of our products, or if disputes arise with our partners. We will also seek additional collaborations, including a collaboration for adefovir dipivoxil for the treatment of HBV. If our collaborations fail or if we are unable to establish additional collaborations, our financial results would be adversely affected.

    FOREIGN CURRENCY FLUCTUATIONS. A significant portion of our sales is denominated in foreign currencies. Increases in the value of the U.S. Dollar against these foreign currencies may reduce our U.S. Dollar return on these sales and negatively impact our financial condition. The hedging techniques we use can reduce but not eliminate the effects of foreign currency fluctuations.

    UNCERTAIN FINANCIAL RESULTS. We expect that our financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. We have never been profitable on a full-year basis and we may never achieve or sustain profitability. As of March 31, 2000, our accumulated deficit was $455.0 million.

RESULTS OF OPERATIONS

REVENUES

    The Company had total revenues of $45.2 million and $38.3 million for the quarters ended March 31, 2000 and 1999, respectively. Total revenues include revenues from net product sales, net royalties and contracts (including research and development ("R&D") collaborations).

    Net product sales revenues were $36.3 million and $32.0 million for the quarters ended March 31, 2000 and 1999, respectively. Sales of AmBisome accounted for 95% and 92% of these revenues in the first quarter of 2000 and 1999, respectively. Gilead also recognized product sales revenues of $1.1 million and $0.7 million from the sale of DaunoXome and VISTIDE, respectively, during the first quarter of 2000. A significant majority of the Company's product sales are denominated in foreign currencies. In future periods, the combined levels of sales of VISTIDE and DaunoXome are expected to be relatively flat as compared to 1999 amounts.

    Net royalty revenues were $8.0 million and $2.1 million for the quarters ended March 31, 2000 and 1999, respectively. In October 1999, the U.S. Food and Drug Administration approved Tamiflu for the treatment of influenza in adults. The Company co-developed Tamiflu with Roche, which owns the commercial rights to the product and is required to pay Gilead a royalty on net sales. In the first quarter of 2000, the Company recognized royalty revenue of $5.4 million from Roche's sales of Tamiflu in the fourth quarter of 1999. The Company also recognized net royalty revenue from sales of AmBisome in the United States by Fujisawa of $2.2 million and $1.5 million during the first quarter of 2000 and 1999, respectively. Net royalty revenues in both of these periods also includes amounts recognized from sales of VISTIDE by Pharmacia & Upjohn S.A. outside the United States. In future periods, royalties from sales of VISTIDE are expected to be relatively flat.

    Also included in total revenues are contract revenues of $0.8 million and $4.1 million for the quarters ended March 31, 2000 and 1999, respectively. Contract revenue for the first quarter of 2000 and 1999 includes $0.4 million and $0.7 million, respectively, received from Roche as reimbursement of expenses related to the continued development of Gilead's proprietary influenza neuraminidase inhibitors. In the first quarter of 1999, the Company recognized a $2.0 million milestone payment from Roche based upon the commencement of pivotal clinical trials of Tamiflu in Japan. Also in the first quarter of 1999, the Company recognized a performance-based milestone of $1.0 million from SKW America's, Inc. ("SKW").

SKW is the 51% owner of Proligo L.L.C. ("Proligo"), an entity in which Gilead holds the remaining 49% ownership interest.

COST OF PRODUCT SALES

    Cost of product sales was $7.9 million and $7.4 million for the three-month periods ended March 31, 2000 and March 31, 1999, respectively. In connection with most of its European product sales, the Company prices its products in the currency of the country into which they are sold ("Payment Currencies"). A significant majority of the Company's manufacturing costs are in U.S. Dollars. It is likely that any decline in the value of the Payment Currencies relative to the U.S. Dollar would negatively impact gross margins since the Company's manufacturing costs would remain approximately the same while its revenues, which are reported in U.S. Dollars, would decline. Gilead's cost of product sales was 22% of net product sales for the three-month period ended March 31, 2000, and 23% of net product sales revenue for the quarter ended March 31, 1999. Except for the potential impact of unpredictable and uncontrollable changes in Payment Currencies relative to the U.S. Dollar, the Company expects the relationship between cost of product sales and net product sales revenues to be materially consistent for the foreseeable future, provided there are no significant changes in the nature or mix of product sales.

OPERATING EXPENSES

    R&D expenses for the first quarter of 2000 were $26.6 million, compared to $25.6 million for the same period in 1999. This increase is primarily due to increased expenses in 2000 relative to 1999 for the development programs for tenofovir disoproxil fumarate for HIV and adefovir dipivoxil for HBV. Such increases were offset, in part, by significantly lower expenses in the 2000 period relative to 1999 for the development of adefovir dipivoxil for HIV, a program the Company discontinued in the fourth quarter of 1999, and by Gilead's reduced research activities at its Boulder, Colorado facility. The Company expects its R&D expenses to continue to increase in 2000 relative to 1999, primarily reflecting increased expenses related to the continued late-stage development of tenofovir disoproxil fumarate for HIV and adefovir dipivoxil for HBV.

    Selling, general and administrative ("SG&A") expenses were $17.6 million and $21.8 million for the quarters ended March 31, 2000 and 1999, respectively. One factor contributing to this decrease of $4.2 million is that the first quarter of 1999 includes $1.5 million of merger-related expenses. In addition, the first quarter of 1999 includes costs incurred to expand the Company's sales, marketing and operational capacity in anticipation of the then-planned commercial launch of adefovir dipivoxil for HIV. Finally, the first quarter of 2000 reflects the impact of cost savings related to the elimination of duplicate SG&A positions and functions within the combined Gilead and NeXstar organization. The Company expects its SG&A expenses to increase in the remainder of 2000 to support both ongoing marketing and sales activities and the planned increase in R&D activities.

INTEREST INCOME AND INTEREST EXPENSE

    The Company reported interest income of $3.9 million and $4.4 million for the quarters ended March 31, 2000 and 1999, respectively. This decrease is primarily due to the Company's declining balance of cash, cash equivalents and marketable securities. At March 31, 2000 and 1999, Gilead had cash, cash equivalents and marketable securities of $291.8 million and $341.0 million, respectively.

    The Company incurred interest expense of $1.5 million and $1.7 million, respectively, for the quarters ended March 31, 2000 and 1999. The Company's reported interest expense continues to decline as it repays its outstanding debt obligations.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

    For the three months ended March 31, 2000, the Company recorded
$0.9 million as its equity in the loss of Proligo, representing its 49% share of losses for the three months ended February 29, 2000, the first quarter of Proligo's fiscal year. The Company's reported equity in the loss of Proligo was $1.6 million for the three months ended February 28, 1999. The Company's investment in Proligo is reported in other noncurrent assets on the balance sheet. The carrying amount of this investment is $8.9 million at March 31, 2000. In January 2000, the Company funded Proligo with an additional $2.5 million in cash to maintain its percentage ownership interest in Proligo. The Company has no commitments to provide additional funding to Proligo.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and marketable securities totaled $291.8 million at March 31, 2000, compared to $294.4 million at December 31, 1999. This decrease of $2.6 million is primarily due to the use of cash to fund operating activities, to purchase capital items and to fund the $2.5 million investment in Proligo, partially offset by proceeds from issuances of stock under employee stock plans.

    The Company's accounts receivable balance at March 31, 2000 was $46.7 million as compared to $45.6 million at December 31, 1999. The growth in receivables is primarily due to increased sales of AmBisome and proportionately increased sales of the Company's products in countries in which payments tend to be relatively slow. In certain cases, these slow payment practices reflect the pace at which governmental entities reimburse the Company's customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. This, in turn, may increase the financial risk of certain of the Company's customers. In certain countries in which payments have been slow, particularly Greece, Spain and Italy, the Company's accounts receivable are significant. At March 31, 2000, the Company's past due accounts receivable for Greece, Spain and Italy totaled approximately $15.0 million, of which approximately $6.4 million was more than 120 days past due. To date, the Company has experienced only modest losses with respect to the collection of its accounts receivable and believes that the past due accounts receivable for Greece, Spain and Italy are collectible. The Company continually seeks to improve its collection process to ensure that it collects as much as possible from its product sales and that such collections are timely.

    Other significant changes in working capital during the three months ended March 31, 2000 include a $2.9 million decrease in prepaids and other current assets. This decrease primarily consists of a $1.3 million repayment of royalties due from Fujisawa from sales of AmBisome and a reduction of $1.4 million of prepaid expenses, primarily insurance. The Company also reported decreases in accounts payable, accrued clinical and preclinical expenses and other accrued liabilities between December 31, 1999 and March 31, 2000. These balances can fluctuate significantly based on the timing of payments. All of the changes in working capital described above are based on amounts that do not take into account the effect of exchange rate changes on cash.

    The Company maintains a $10.0 million unsecured line of credit (the "Credit Agreement") that bears interest at a floating rate with a major financial institution. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the Company's ability to incur additional debt or to engage in certain significant transactions. The Credit Agreement, which includes a foreign exchange facility, expires on April 16, 2001. As of March 31, 2000, the Company had no outstanding borrowings under the Credit Agreement.

    The Company believes that its existing capital resources, supplemented by net product revenues and contract and royalty revenues, will be adequate to satisfy its capital needs for the foreseeable future. As of March 31, 2000, Gilead was entitled to additional cash payments of up to $21.2 million from Roche upon achieving specific additional developmental and regulatory milestones, although there can be no assurance that any of the milestones will be met. The Company's future capital requirements will depend on many factors, including its continuing integration with NeXstar, the progress of the Company's research and development efforts, the scope and results of preclinical studies and clinical trials, the cost, timing and outcomes of regulatory reviews, the rate of technological advances, determinations as to the commercial potential of the Company's products under development, the commercial performance of AmBisome and any of the Company's products in development that receive marketing approval, administrative expenses, the status of competitive products, the establishment of manufacturing capacity or third-party manufacturing arrangements, the expansion of sales and marketing capabilities, possible geographic expansion and the establishment of additional collaborative relationships with other companies.

    The Company may in the future require additional funding, which could be in the form of proceeds from equity or debt financings or additional collaborative agreements with corporate partners. If such funding is required, there can be no assurance that it will be available on favorable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of March 31, 2000, the Company's $79.5 million 6.25% convertible subordinated debentures had a fair value of $115.6 million. There have been no other significant changes in market risk as compared to the disclosures in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        No. 27--Financial Data Schedule

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       /s/ GILEAD SCIENCES, INC.
                                                         --------------------------------------------
                                                         (Registrant)

Date:  May 12, 2000                                    /s/ JOHN C. MARTIN
                                                         --------------------------------------------
                                                         John C. Martin
                                                         President and Chief Executive Officer

Date:  May 12, 2000                                    /s/ SHARON A. SURREY-BARBARI
                                                         --------------------------------------------
                                                         Sharon A. Surrey-Barbari
                                                         Vice President and Chief Financial Officer
                                                         (Principal Financial and Accounting Officer)