Form 10-Q
period 2000-06-30
GILEAD SCIENCES INC
filed 2000-08-14
CIK 882095

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

                       FOR THE PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-19731

                            ------------------------

                             GILEAD SCIENCES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-3047598
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

   333 LAKESIDE DRIVE, FOSTER CITY,                           94404
              CALIFORNIA
    (Address of principal executive                         (Zip Code)
               offices)

                                  650-574-3000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of August 11, 2000: 46,719,306

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GILEAD SCIENCES, INC.
                                     INDEX

                                                                                  PAGE NO.
                                                                                  ---------
PART I. FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets--June 30, 2000 and
                      December 31, 1999.........................................      3

                    Condensed Consolidated Statements of Operations--For the
                      three and six months ended June 30, 2000 and 1999.........      4

                    Condensed Consolidated Statements of Cash Flows--For the six
                      months ended June 30, 2000 and 1999.......................      5

                    Notes to Condensed Consolidated Financial Statements........      6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................     10

          Item 3.   Quantitative and Qualitative Disclosures about Market
                      Risk......................................................     16

PART II. OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders.........     17

          Item 6.   Exhibits and Reports on Form 8-K............................     17

SIGNATURES......................................................................     18

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             GILEAD SCIENCES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)      (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  42,740      $  47,011
  Marketable securities.....................................     252,807        247,383
  Accounts receivable.......................................      46,644         45,599
  Inventories...............................................      20,292         20,959
  Prepaid expenses and other................................       8,964         11,029
                                                               ---------      ---------
    Total current assets....................................     371,447        371,981
Property, plant and equipment, net..........................      51,771         51,398
Other noncurrent assets.....................................      13,319         13,429
                                                               ---------      ---------
                                                               $ 436,537      $ 436,808
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   4,658      $   9,481
  Accrued clinical and preclinical expenses.................       1,718          5,467
  Accrued compensation and employee benefits................       8,615          9,901
  Other accrued liabilities.................................      16,448         15,004
  Deferred revenue..........................................      10,302          4,833
  Long-term obligations due within one year.................       2,889          3,191
                                                               ---------      ---------
    Total current liabilities...............................      44,630         47,877

Accrued litigation settlement expenses......................       6,322          6,853
Long-term obligations due after one year....................       3,870          5,253
Convertible subordinated debentures.........................      79,508         79,533

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.001 per share; 100,000,000
    shares authorized; shares issued and outstanding:
    44,722,452 shares at June 30, 2000, and 44,092,779
    shares at December 31, 1999.............................          45             44
  Additional paid-in capital................................     764,319        749,081
  Accumulated other comprehensive loss......................      (2,962)        (2,527)
  Deferred compensation.....................................         (16)           (74)
  Accumulated deficit.......................................    (459,179)      (449,232)
                                                               ---------      ---------
Total stockholders' equity..................................     302,207        297,292
                                                               ---------      ---------
                                                               $ 436,537      $ 436,808
                                                               =========      =========

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

                             GILEAD SCIENCES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                       --------------------   -------------------
                                                         2000       1999        2000       1999
                                                       --------   ---------   --------   --------
Revenues:
  Product sales, net.................................  $37,994    $  33,982   $ 74,334   $ 66,030
  Royalty revenues, net..............................    7,680        2,793     15,722      4,881
  Contract revenues..................................    4,305        6,762      5,145     10,902
                                                       -------    ---------   --------   --------

Total revenues.......................................   49,979       43,537     95,201     81,813
Costs and expenses:
  Cost of products sold..............................    8,684        7,088     16,631     14,487
  Research and development...........................   27,251       27,253     53,308     52,142
  Selling, general and administrative................   19,829       21,559     37,988     44,099
                                                       -------    ---------   --------   --------
Total costs and expenses.............................   55,764       55,900    107,927    110,728
                                                       -------    ---------   --------   --------

Loss from operations.................................   (5,785)     (12,363)   (12,726)   (28,915)

Interest income......................................    4,360        4,230      8,305      8,671
Interest expense.....................................   (1,518)      (1,646)    (3,055)    (3,316)
                                                       -------    ---------   --------   --------
Loss before provision for income taxes and equity in
  loss of unconsolidated affiliate...................   (2,943)      (9,779)    (7,476)   (23,560)

Provision for income taxes...........................      525          424        832        506
Equity in loss of unconsolidated affiliate...........      718        1,488      1,639      3,101
                                                       -------    ---------   --------   --------
Net loss.............................................  $(4,186)   $ (11,691)  $ (9,947)  $(27,167)
                                                       =======    =========   ========   ========
Basic and diluted net loss per common share..........  $ (0.09)   $   (0.28)  $  (0.22)  $  (0.65)
                                                       =======    =========   ========   ========
Common shares used to calculate basic and diluted net
  loss per common share..............................   44,591       42,115     44,466     41,936
                                                       =======    =========   ========   ========

                            See accompanying notes.

                             GILEAD SCIENCES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $  (9,947)  $(27,167)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      5,977      6,047
    Equity in loss of unconsolidated affiliate..............      1,639      3,101
    Net unrealized loss on foreign currency transactions....        165      2,730
    Other non-cash transactions.............................        399        486
    Changes in assets and liabilities:
      Accounts receivable...................................     (2,182)    (3,208)
      Inventories...........................................        667     (1,423)
      Prepaid expenses and other assets.....................      2,377     (3,947)
      Accounts payable......................................     (4,992)      (441)
      Accrued liabilities...................................     (4,605)    (8,664)
      Deferred revenue......................................      5,469        726
                                                              ---------   --------
Net cash used in operating activities.......................     (5,033)   (31,760)

INVESTING ACTIVITIES:
  Purchases of marketable securities........................   (109,384)   (72,261)
  Sales of marketable securities............................      8,993     54,674
  Maturities of marketable securities.......................     94,898     57,612
  Capital expenditures......................................     (5,973)    (5,736)
  Investment in unconsolidated affiliate....................     (2,450)        --
                                                              ---------   --------
Net cash provided by (used in) investing activities.........    (13,916)    34,289

FINANCING ACTIVITIES:
  Proceeds from issuances of common stock...................     15,105     14,785
  Repayments of long-term debt..............................     (1,724)    (2,292)
                                                              ---------   --------
Net cash provided by financing activities...................     13,381     12,493

Effect of exchange rate changes on cash.....................      1,297       (210)
                                                              ---------   --------
Net increase (decrease) in cash and cash equivalents........     (4,271)    14,812

Cash and cash equivalents at beginning of period............     47,011    101,136
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $  42,740   $115,948
                                                              =========   ========

NON-CASH FINANCING ACTIVITIES:
Common stock issued upon the conversion of convertible
  subordinated debentures...................................  $      25   $     --
                                                              =========   ========

                            See accompanying notes.

                             GILEAD SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Gilead Sciences, Inc. ("Gilead" or the "Company") believes necessary for fair presentation of the balances and results for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

    Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for sales returns and bad debts and accrued clinical and preclinical expenses. Actual results may differ from these estimates. The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries; significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation. The accompanying financial information should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    On July 29, 1999, Gilead acquired all of the outstanding shares of NeXstar Pharmaceuticals, Inc. ("NeXstar") in a business combination accounted for as a pooling of interests. Accordingly, the financial information for the three- and six-month periods ended June 30, 1999 has been restated to represent the combined financial results of Gilead and NeXstar.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

    For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period. Convertible debentures, stock options and warrants could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per common share as their effect is antidilutive for the periods presented. In August 2000, the total reported number of common shares outstanding has increased by approximately 1.8 million shares as a result of the conversion of outstanding convertible subordinated debentures into Gilead common stock prior to the redemption date of the debentures on August 15, 2000 (see Note 6), exclusive of additional shares that may be issued as a result of stock option exercises.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and hedging activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses implementation issues related to SFAS No. 133. SFAS No. 133, as amended, and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. Gilead will adopt the accounting standards effective January 1, 2001. Management has not yet determined the impact of SFAS No. 133 and SFAS No. 138 on Gilead's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 describes the SEC Staff's position on the recognition of certain nonrefundable up-front fees received in connection with research collaborations. The Company has recognized nonrefundable technology access fees received in connection with collaboration agreements as revenue when received, when the technology has been transferred and when all contractual obligations of the Company relating to the fees are fulfilled. The Company is evaluating the applicability of SAB No. 101 to its existing collaborative agreements. Required adjustments, if any, to the reporting of revenues under these collaborative agreements would be recognized as a cumulative effect of a change in accounting principle no later than the fourth quarter of 2000.

    In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 with respect to stock-related compensation. FIN 44 is effective July 1, 2000. Management does not expect the adoption of FIN 44 to have a material effect on the financial position or results of operations of Gilead.

2.  COMPREHENSIVE LOSS

    Following are the components of comprehensive loss (in thousands):

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Net loss..............................................  $(4,186)   $(11,691)  $ (9,947)  $(27,167)
Net foreign currency translation loss.................     (170)       (735)      (366)      (716)
Net unrealized gain (loss) on available-for-sale
  securities..........................................      207        (979)       (69)    (1,505)
                                                        -------    --------   --------   --------
  Comprehensive loss..................................  $(4,149)   $(13,405)  $(10,382)  $(29,388)
                                                        =======    ========   ========   ========

3.  INVENTORIES

    Inventories are summarized as follows (in thousands):

                                                              JUNE 30, 2000    DECEMBER 31, 1999
                                                              --------------   ------------------
Raw materials...............................................      $10,113            $10,703
Work in process.............................................        5,016              6,793
Finished goods..............................................        5,163              3,463
                                                                  -------            -------
  Total inventories.........................................      $20,292            $20,959
                                                                  =======            =======

4.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    The Company has determined that it has only one reportable segment because management has organized the business around its functional lines.

    Product sales consisted of the following (in thousands):

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
AmBisome................................................  $35,851    $31,567    $70,437    $60,903
DaunoXome...............................................    1,080        954      2,131      2,221
VISTIDE.................................................    1,063      1,461      1,766      2,906
                                                          -------    -------    -------    -------
  Consolidated total....................................  $37,994    $33,982    $74,334    $66,030
                                                          =======    =======    =======    =======

    The following table summarizes total revenues from external customers and collaborative partners by geographic region. Revenues are attributed to countries based on the location of Gilead's customer or collaborative partner (in thousands).

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
United States...........................................  $ 9,841    $ 6,184    $16,407    $12,915
United Kingdom..........................................    6,526      5,062     12,369      8,307
Switzerland.............................................    5,987      6,989     11,963      9,802
Germany.................................................    5,141      4,751     10,534      9,971
Italy...................................................    4,984      4,183      9,332      8,468
Spain...................................................    3,674      3,524      7,251      7,449
Other European countries................................    9,515      9,324     19,543     18,103
Other non-U.S. countries................................    4,311      3,520      7,802      6,798
                                                          -------    -------    -------    -------
  Consolidated total....................................  $49,979    $43,537    $95,201    $81,813
                                                          =======    =======    =======    =======

    Revenues from Hoffmann-La Roche, including royalties, milestone payments and reimbursement of research and development expenses, accounted for approximately 12% of total revenues in the first half of 2000, and approximately 11% of revenues in the first half of 1999. Revenues from Fujisawa Healthcare, Inc., which included product sales and royalties, were approximately 13% of total revenues in the first half of 2000 and approximately 10% in the comparable period of 1999. Sales to one distributor accounted for approximately 13% of total revenues in the first half of 2000, and approximately 10% in the same period in 1999.

5.  COLLABORATIVE ARRANGEMENTS AND CONTRACTS

    In April 2000, Gilead entered into an agreement with EyeTech Pharmaceuticals, Inc. relating to Gilead's proprietary aptamer NX 1838. Currently in early clinical trials, NX 1838 is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, EyeTech received worldwide rights to all therapeutic uses of NX 1838, and, if the product is successfully commercialized, will pay Gilead royalties on worldwide sales of the product. EyeTech also will be responsible for all research and development costs. Gilead will provide clinical supplies of the product to EyeTech for an initial one-year period. Gilead received a $7.0 million up-front licensing fee from EyeTech in April 2000, which will be recognized as revenue ratably over the one-year supply agreement period. Accordingly, $1.7 million of the license fee was recorded as contract revenue under the agreement in the second quarter of 2000, and the remainder will be recognized as revenue over the next three quarters. Gilead is also entitled to additional cash payments from EyeTech of up to $25.0 million upon EyeTech reaching certain development milestones. Additionally, Gilead received a warrant to purchase 833,333 shares of

EyeTech series B convertible preferred stock, exercisable at a price of $6.00 per share, the price at which the stock was issued to other investors.

6.  SUBSEQUENT EVENTS

    In July 2000, Gilead called for the redemption of its 6.25% convertible subordinated debentures on August 15, 2000 at a cash price of $1,030 per $1,000 principal amount of debentures outstanding, plus accrued interest. Holders of the debentures had the option, through August 11, 2000, of converting their debentures into Gilead common stock at a rate of 22.4366 shares of stock per $1,000 principal amount of notes held, an effective price of approximately $44.57 per share. As of August 14, 2000 Gilead had been informed that the entire $79.5 million in principal amount of the debentures had been converted into approximately 1.78 million newly issued shares of Gilead common stock.

    Gilead recently completed its evaluation of pre-clinical and clinical data for MiKasome (liposomal amikacin), a liposomal formulation of the antibiotic amikacin. MiKasome is in Phase II development of the potential treatment of severe bacterial infections. Gilead has determined that the emerging data for MiKasome do not support continued development of this product candidate and therefore this clinical development program has been discontinued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Gilead Sciences, Inc. ("Gilead", or "we") was incorporated in Delaware on June 22, 1987, and is an independent biopharmaceutical company that seeks to provide accelerated solutions for patients and the people who care for them. We discover, develop, manufacture and commercialize proprietary therapeutics for challenging infectious diseases (viral, fungal and bacterial diseases) and cancer. Currently, we market AmBisome-Registered Trademark- ((amphotericin B) liposome for injection), an antifungal agent; DaunoXome-Registered Trademark- (daunorubicin citrate liposome injection), a drug approved for the treatment of Kaposi's Sarcoma; and VISTIDE-Registered Trademark- (cidofovir injection) for the treatment of cytomegalovirus ("CMV") retinitis. Hoffmann-La Roche Inc. ("Roche") markets Tamiflu-TM- (oseltamivir phosphate) for the treatment of influenza, under a collaborative agreement. In addition, Gilead is developing products to treat diseases caused by human immunodeficiency virus ("HIV"), hepatitis B virus ("HBV"), bacterial infections and cancer.

    On July 29, 1999, Gilead entered into a business combination with NeXstar Pharmaceuticals, Inc. ("NeXstar"). The business combination has been accounted for as a pooling of interests and Gilead's historical consolidated financial statements for the three- and six-month periods ended June 30, 1999, have been restated in the accompanying condensed consolidated financial statements to include the financial position, results of operations and cash flows of NeXstar. Certain prior period amounts have been reclassified to conform to the current presentation.

SUBSEQUENT EVENTS

    In July 2000, Gilead called for the redemption of its 6.25% convertible subordinated debentures on August 15, 2000 at a cash price of $1,030 per $1,000 principal amount of debentures outstanding, plus accrued interest. Holders of the debentures had the option, through August 11, 2000, of converting their debentures into Gilead common stock at a rate of 22.4366 shares of stock per $1,000 principal amount of notes held, an effective price of approximately $44.57 per share. As of August 14, 2000 Gilead had been informed that the entire $79.5 million in principal amount of the debentures had been converted into approximately 1.78 million newly issued shares of Gilead common stock.

    Gilead recently completed its evaluation of pre-clinical and clinical data for MiKasome (liposomal amikacin), a liposomal formulation of the antibiotic amikacin. MiKasome is in Phase II development of the potential treatment of severe bacterial infections. Gilead has determined that the emerging data for MiKasome do not support continued development of this product candidate and therefore this clinical development program has been discontinued.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    The following discussion of Gilead's financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Our actual financial and operating results could differ materially from our expectations. Some of the factors that could cause or contribute to these differences are listed below. You should also read the "Risk Factors" included in our Annual Report on Form 10-K for the year ended
December 31, 1999 for more detailed information regarding these and other risks and uncertainties that can affect our actual financial and operating results.

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

    MARKET ACCEPTANCE OF PRODUCTS. The ability of our products to achieve and sustain market acceptance will depend on a number of factors, including: the receipt and scope of regulatory approvals; the availability of public and private insurance and reimbursement for our products; safety, efficacy, tolerability and cost of our products; and how our products compare to competitive products. If our products do not achieve and sustain market acceptance, our results of operations will suffer. Tamiflu is in a new class of drugs that represent a new approach to treating the flu. In order for Tamiflu to achieve market acceptance, our marketing partner, Roche, must change attitudes toward flu treatment.

    COLLABORATIONS. We depend on collaborations for the development and commercialization of certain products and for revenue, including the collaboration with Roche for sales of Tamiflu worldwide and the collaboration with Fujisawa Healthcare, Inc. ("Fujisawa") for sales of AmBisome in the United States and Canada. These collaborations could fail for a number of reasons, including if our partners do not devote sufficient resources to the development, commercialization or marketing of our products, or if disputes arise with our partners. We will also seek additional collaborations. If our collaborations fail or if we are unable to establish additional collaborations, our financial results would be adversely affected.

    FOREIGN CURRENCY FLUCTUATIONS. A significant portion of our sales is denominated in foreign currencies. Increases in the value of the U.S. Dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. Dollar return on these sales and negatively impact our financial condition. The hedging techniques we use can reduce but not eliminate the effects of foreign currency fluctuations.

    UNCERTAIN FINANCIAL RESULTS. We expect that our financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. We have never been profitable on a full-year basis and we may never achieve or sustain profitability. As of June 30, 2000, our accumulated deficit was $459.2 million.

COLLABORATIVE ARRANGEMENTS AND CONTRACTS

    In April 2000, we entered into an agreement with EyeTech
Pharmaceuticals, Inc. relating to our proprietary aptamer NX 1838. Currently in early clinical trials, NX 1838 is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, EyeTech received worldwide rights to all therapeutic uses of NX 1838, and, if the product is successfully commercialized, will pay Gilead royalties on worldwide sales of the product. EyeTech also will be responsible for all research and development costs. Gilead will provide clinical supplies of the product to EyeTech for an initial one-year period. Gilead received a $7.0 million up-front licensing fee from EyeTech in April 2000, which will be recognized as revenue ratably over the one-year supply agreement period. Accordingly, $1.7 million of the license fee was recorded as contract revenue under the agreement in the second quarter of 2000, and the remainder will be recognized as revenue over the next three quarters. Gilead is also entitled to additional cash payments from EyeTech of up to $25.0 million upon EyeTech reaching certain development milestones. Additionally, Gilead received a warrant to purchase 833,333 shares of EyeTech series B convertible preferred stock, exercisable at a price of $6.00 per share, the price at which the stock was issued to other investors.

    In May 2000, Roche, Gilead's collaborative partner for the development and commercialization of Tamiflu, announced that Roche withdrew its European application for Tamiflu for the treatment of influenza. The application was withdrawn in order to provide Roche with more time to submit further clinical data. We expect the application to be resubmitted in the future, although we do not expect Tamiflu to be marketed in Europe during the 2000-2001 flu season. In early August 2000, Roche filed an application in Japan for Tamiflu for the treatment and prevention of influenza.

RESULTS OF OPERATIONS

REVENUES

    Total revenues were $50.0 million for the quarter ended June 30, 2000 compared with $43.5 million for the quarter ended June 30, 1999. Total revenues were $95.2 million for the first half of 2000, and $81.8 million for the first half of 1999. Total revenues include revenues from net product sales, net royalties and contracts (including research and development collaborations).

    Net product sales were $38.0 million for the second quarter of 2000 compared with $34.0 million for the second quarter of 1999. Sales of AmBisome accounted for 94% of revenues from product sales in the second quarter of 2000, and 93% in the second quarter of 1999. Unit sales of AmBisome in the second quarter of 2000 increased 22% over the second quarter of 1999, however AmBisome sales as reported in U.S. dollars increased only 14%, constrained by a decrease in average selling prices in certain non-U.S. countries, as well as the negative impact of changes in currency exchange rates. For the first half of 2000, net product sales were $74.3 million, with AmBisome sales accounting for approximately 95% of the total. In the first half of 1999, net product sales were $66.0 million, and AmBisome comprised 92% of the total. Gilead also recognized product sales revenues from the sale of DaunoXome and VISTIDE totalling $2.1 million in the second quarter of 2000, and $3.9 million in the first six months of 2000. These amounts are down slightly from DaunoXome and VISTIDE sales in 1999, and we expect the combined sales of VISTIDE and DaunoXome in future periods to remain lower than 1999 levels. A significant majority of Gilead's product sales are denominated in foreign currencies.

    Net royalty revenues were $7.7 million for the second quarter of 2000 and $2.8 million for the comparable quarter in 1999. For the first half of the year, net royalty revenues were $15.7 million in 2000 compared with $4.9 million in 1999. In October 1999, the U.S. Food and Drug Administration approved Tamiflu for the treatment of influenza in adults. Gilead co-developed Tamiflu with Roche, which owns the commercial rights to the product and is required to pay us a royalty on net sales. Royalties from Tamiflu were $3.7 million in the second quarter of 2000, and $9.1 million in the first half of the year. There were no Tamiflu royalties recognized in 1999. We also recognized net royalty revenue from sales of AmBisome in the United States by Fujisawa of $3.5 million during the second quarter of 2000 and $2.1 million during the second quarter of 1999. For the first half of the year, AmBisome royalties were $5.7 million in 2000 compared with $3.7 million in 1999. Net royalty revenues in each of these periods also includes amounts recognized from sales of VISTIDE by Pharmacia & Upjohn S.A. outside the United States.

    Contract revenues were $4.3 million for the quarter ended June 30, 2000 and $6.8 million for the comparable quarter in 1999. In the first half of 2000, contract revenues totaled $5.1 million compared with $10.9 million in the first half of 1999. Contract revenues for the second quarter of 2000 included a $2.0 million milestone payment from Roche for the regulatory application filed in the United States for Tamiflu for prevention of influenza. Also included in second quarter 2000 contract revenues was $1.7 million of the $7.0 million up-front licensing fee received from EyeTech in April 2000. Contract revenues in 2000 also included reimbursements from Roche of costs we incurred related to the continued development of our proprietary influenza neuraminidase inhibitors. These reimbursements amounted to $0.1 million in the second quarter of 2000, and $0.4 million in the first quarter of 2000. In the second quarter of 1999, contract revenues included $6.0 million for two milestone payments from Roche resulting from regulatory application filings for Tamiflu in the United States and Europe, and $0.6 million in expense reimbursements from Roche. In the first quarter of 1999, we recognized a $2.0 million milestone payment from Roche based upon the commencement of pivotal clinical trials of Tamiflu in Japan. Also in the first quarter of 1999, we recorded a performance-based milestone of $1.0 million from SKW Americas, Inc. ("SKW"). SKW is the 51% owner of Proligo L.L.C. ("Proligo"), an entity in which Gilead holds the remaining 49% ownership interest. Additionally, first quarter 1999 contract revenues included $0.7 million of Roche expense reimbursements.

COST OF PRODUCT SALES

    Cost of product sales was $8.7 million, or 23% of net product sales, for the quarter ended June 30, 2000, and $7.1 million, or 21% of net product sales, for the quarter ended June 30, 1999. For the first half of the year, cost of product sales was $16.6 million in 2000, and $14.5 million in 1999. As a percentage of net product sales, cost of sales was 22% for both the first half of 2000 and the first half of 1999. In connection with most of our European product sales, we price our products in the currency of the country into which the products are sold ("Payment Currencies"). A significant majority of our manufacturing cost is in U.S. Dollars. It is likely that any decline in the value of the Payment Currencies relative to the U.S. Dollar would negatively impact gross margins since our manufacturing costs would remain approximately the same while our revenues, which are reported in U.S. Dollars, would decline. In the second quarter of 2000, the gross margin was negatively impacted by the factors identified in the product sales section under the caption "Revenue" above. Except for the potential impact of unpredictable and uncontrollable changes in Payment Currencies relative to the U.S. Dollar, we expect the relationship between cost of product sales and net product sales revenues for the remainder of the year to be materially consistent with the second quarter of 2000. In future years, changes in the nature or mix of our product sales could impact this relationship.

OPERATING EXPENSES

    Research and development ("R&D") expenses for both the second quarter of 2000 and the second quarter of 1999 were $27.3 million. R&D expenses were $53.3 million in the first half of 2000 and $52.1 million in the first half of 1999. Major development projects in 2000 included tenofovir disoproxil fumarate for HIV and adefovir dipivoxil for HBV. Higher spending for these programs was offset by significantly lower expenses in 2000 for the development of adefovir dipivoxil for HIV, a program we discontinued in the fourth quarter of 1999, and by reduced research activities at our Boulder, Colorado facility. We expect R&D expenses in the second half of 2000 to remain relatively flat or slightly higher than 1999 levels, as these costs savings will be offset by the increased spending related to the continued late-stage development of tenofovir disoproxil fumarate for HIV and adefovir dipivoxil for HBV.

    Selling, general and administrative ("SG&A") expenses were $19.8 million for the three months ended June 30, 2000, down from $21.6 million for the second quarter of 1999. SG&A was $38.0 million for the six months ended June 30, 2000, compared with $44.1 million in the first six months of 1999. One factor contributing to the decrease from 1999 levels was the inclusion in SG&A of $1.6 million of merger-related expenses in the second quarter of 1999, and $3.1 million in the first half of 1999. In addition, the first half of 1999 included costs incurred to expand our marketing and operational capacity in anticipation of the then-planned commercial launch of adefovir dipivoxil for HIV. Finally, the first half of 2000 reflects the impact of cost savings resulting from the elimination of duplicate SG&A positions and functions within the combined Gilead and NeXstar organization. Partially offsetting these cost savings were increased administrative costs in the second quarter of 2000 related to our implementation of new or upgraded information technologies. We expect SG&A expenses to increase in the second half of 2000 relative to the first half of the year as we incur costs related to ongoing marketing and sales programs and administrative costs to support our R&D activities.

INTEREST INCOME AND INTEREST EXPENSE

    We reported interest income of $4.4 million for the quarter ended June 30, 2000, up slightly from $4.2 million for the quarter ended June 30, 1999. The increase is due to higher average yields on our investment portfolio in 2000, which more than offset the impact of the decrease in our cash and investment balances since June 1999. Interest income was $8.3 million for the first half of 2000, compared with $8.7 million for the first half of 1999. The decrease for the six-month period was due to the declining balances of cash, cash equivalents and marketable securities more than offsetting the effect of higher interest rates in 2000. At June 30, 2000, we had cash, cash equivalents and marketable securities of $295.5 million, down from $322.1 million at June 30, 1999.

    Interest expense was $1.5 million for the quarter ended June 30, 2000, and $1.6 million for the quarter ended June 30, 1999. For the first six months of the year, interest expense was $3.1 million in 2000 and $3.3 million in 1999. Interest expense continues to decline as we repay our outstanding debt obligations. Interest expense should decrease significantly after the third quarter of 2000 due to the conversion to common stock of our $79.5 million convertible subordinated debentures before the August 15, 2000 redemption date. Interest expense on the debentures is currently the largest component of our total interest expense.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

    For the three months ended June 30, 2000, we recorded $0.7 million as our equity in the loss of Proligo, representing our 49% share of Proligo's losses for its second fiscal quarter ended May 31, 2000. For the first half of 2000, our recorded portion of the loss was $1.6 million. In 1999, we recorded equity losses of Proligo of $1.5 million for the second quarter, and $3.1 million for the first half of the year. Our investment in Proligo is reported in other noncurrent assets on the balance sheet, and was $8.1 million at June 30, 2000. In January 2000, Gilead funded Proligo with an additional $2.5 million in cash to maintain our percentage ownership interest in Proligo. We have no commitments to provide additional funding to Proligo.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and marketable securities totaled $295.5 million at June 30, 2000, up slightly from $294.4 million at December 31, 1999. Proceeds from issuances of stock under employee stock plans were used to fund operating activities, capital expenditures and our additional $2.5 million investment in Proligo.

    Accounts receivable at June 30, 2000 was $46.6 million compared with $45.6 million at December 31, 1999. The growth in receivables is primarily due to higher sales of AmBisome in the six months ended June 30, 2000 compared with the six months ended December 31, 1999, as well as proportionately higher sales of our products in countries in which payments tend to be relatively slow. In certain cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. This, in turn, may increase the financial risk of certain of our customers. In certain countries in which payments have been slow, particularly Greece, Spain and Italy, our accounts receivable are significant. At June 30, 2000, our past due accounts receivable for Greece, Spain and Italy totaled approximately $17.3 million, of which approximately $7.7 million was more than 120 days past due. At December 31, 1999, our past due receivables for these three countries totaled approximately $15.8 million, of which approximately $5.0 million was over 120 days past due. To date, we have experienced only modest losses with respect to the collection of accounts receivable and we believe that the past due accounts receivable for Greece, Spain and Italy are collectible. We continually seek to improve our collection processes to ensure that we collect as much as possible from product sales and that collections are timely.

    Other significant changes in working capital during the six months ended June 30, 2000 included a $5.5 million increase in deferred revenue, primarily consisting of the deferred portion of the $7.0 million license fee received from EyeTech in the second quarter. We also reported significant decreases in accounts payable and accrued clinical and preclinical expenses between December 31, 1999 and June 30, 2000. These balances can fluctuate significantly based on the timing of payments. All of the changes in working capital described here are based on local currency amounts that do not take into account the effect of exchange rate changes on cash.

    Gilead maintains with a major financial institution a $10.0 million unsecured line of credit that bears interest at a floating rate. Under the terms of the line of credit, we are required to maintain certain financial ratios and there are limitations on our ability to incur additional debt or to engage in certain significant transactions. The line of credit, which includes a foreign exchange facility, expires on April 16, 2001. As of June 30, 2000, we had no outstanding borrowings under the line.

    In July 2000, we called for the redemption of our 6.25% convertible subordinated debentures on August 15, 2000 at a cash price of $1,030 per $1,000 principal amount of debentures outstanding, plus accrued interest. Holders of the debentures had the option, through August 11, 2000, of converting their debentures into Gilead common stock at a rate of 22.4366 shares of stock per $1,000 principal amount of notes held, an effective price of approximately $44.57 per share. As of August 14, 2000 we had been informed that the entire $79.5 million in principal amount of the debentures had been converted into approximately 1.78 million newly issued shares of Gilead common stock.

    We believe that our existing capital resources, supplemented by net product sales and contract and royalty revenues, will be adequate to satisfy our capital needs for the foreseeable future. As of June 30, 2000, we were entitled to additional cash payments of up to $19.2 million from Roche and up to $25.0 million from EyeTech upon those parties achieving specific additional developmental or regulatory milestones, although there can be no assurance that any of the milestones will be met. Our future capital requirements will depend on many factors, including:

    - The progress of our research and development efforts

    - The scope and results of preclinical studies and clinical trials

    - The cost, timing and outcomes of regulatory reviews

    - The rate of technological advances

    - Determinations as to the commercial potential of our products under development,

    - The commercial performance of AmBisome and any of our products in development that receive marketing approval

    - Administrative expenses

    - The status of competitive products

    - The establishment of manufacturing capacity or third-party manufacturing arrangements

    - The expansion of sales and marketing capabilities

    - Possible geographic expansion, and

    - The establishment of additional collaborative relationships with other companies.

    We may in the future require additional funding, which could be in the form of proceeds from equity or debt financings or additional collaborative agreements with corporate partners. If such funding is required, there can be no assurance that it will be available on favorable terms, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of June 30, 2000, our $79.5 million 6.25% convertible subordinated debentures had a fair value of $129.4 million. See Note 6 "Subsequent Event--Redemption of Convertible Subordinated Debentures" in Item 1 regarding the conversion of the debentures in the third quarter of 2000. There have been no other significant changes in market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on May 24, 2000 in Redwood City, California. Of the 44,547,212 shares of Gilead Common Stock entitled to vote at the meeting, 35,932,973 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

    The stockholders elected seven directors to serve for the ensuing year and until their successors are elected. The votes regarding the election of directors were as follows:

NAME                                              SHARES VOTED FOR   VOTES WITHHELD
----                                              ----------------   --------------
Paul Berg.......................................     35,831,696          101,277
Etienne F. Davignon.............................     32,998,825        2,934,148
James M. Denny..................................     35,831,707          101,266
John C. Martin..................................     35,831,870          101,103
Gordon E. Moore.................................     35,831,180          101,793
Donald H. Rumsfeld..............................     35,832,627          100,346
George P. Shultz................................     29,788,308        6,144,665

    The stockholders approved the amendment and restatement of the 1991 Stock Option Plan and the reservation of additional shares under the plan. There were 19,709,236 votes cast for the proposal, 4,854,105 votes cast against, 67,988 abstentions, and 11,301,644 broker non-votes.

    The stockholders approved the ratification of Ernst & Young LLP as Gilead's independent auditors for the year ending December 31, 2000. There were 35,878,773 votes cast for the proposal, 6,856 votes cast against, 47,344 abstentions, and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    No. 27 Financial Data Schedule.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      GILEAD SCIENCES, INC.
                                                      ------------------------------------------------
                                                      (Registrant)

Date: August 14, 2000                                 /s/ JOHN C. MARTIN
                                                      ------------------------------------------------
                                                      John C. Martin
                                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: August 14, 2000                                 /s/ SHARON A. SURREY-BARBARI
                                                      ------------------------------------------------
                                                      Sharon A. Surrey-Barbari
                                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                      (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)