Form 10-Q
period 2000-09-30
GILEAD SCIENCES INC
filed 2000-11-09
CIK 882095

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                              COMMISSION FILE NO.
                                    0-19731

                            ------------------------

                             GILEAD SCIENCES, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      94-3047598
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)

 333 LAKESIDE DRIVE, FOSTER CITY, CALIFORNIA                       94404
  (Address of principal executive offices)                      (Zip Code)

                                  650-574-3000
              Registrant's telephone number, including area code:

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of October 31, 2000: 47,039,625

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GILEAD SCIENCES, INC.

                                     INDEX

                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets--September 30, 2000
                  and December 31, 1999.......................................     3

                  Condensed Consolidated Statements of Operations--For the
                  three and nine months ended September 30, 2000 and 1999.....     4

                  Condensed Consolidated Statements of Cash Flows--For the
                  nine months ended September 30, 2000 and 1999...............     5

                  Notes to Condensed Consolidated Financial Statements........     6

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................     10

         Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk.................................................................     15

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................     16

SIGNATURES....................................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             GILEAD SCIENCES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  43,374      $  47,011
  Marketable securities.....................................      249,825        247,383
  Accounts receivable.......................................       46,084         45,599
  Inventories...............................................       19,227         20,959
  Prepaid expenses and other................................       11,330         11,029
                                                                ---------      ---------
    Total current assets....................................      369,840        371,981
Property, plant and equipment, net..........................       54,093         51,398
Other noncurrent assets.....................................       11,982         13,429
                                                                ---------      ---------
                                                                $ 435,915      $ 436,808
                                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   6,704      $   9,481
  Accrued clinical and preclinical expenses.................        6,994          5,467
  Accrued compensation and employee benefits................       11,455          9,901
  Other accrued liabilities.................................       15,130         15,004
  Deferred revenue..........................................        7,473          4,833
  Long-term obligations due within one year.................        2,876          3,191
                                                                ---------      ---------
    Total current liabilities...............................       50,632         47,877

Accrued litigation settlement expenses......................        6,049          6,853
Long-term obligations due after one year....................        3,134          5,253
Convertible subordinated debentures.........................           --         79,533

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.001 per share; 100,000,000
    shares authorized; shares issued and outstanding:
    47,008,516 shares at September 30, 2000 and 44,092,779
    shares at December 31, 1999.............................           47             44
  Additional paid-in capital................................      854,472        749,081
  Accumulated other comprehensive loss......................       (1,672)        (2,527)
  Deferred compensation.....................................           (4)           (74)
  Accumulated deficit.......................................     (476,743)      (449,232)
                                                                ---------      ---------
Total stockholders' equity..................................      376,100        297,292
                                                                ---------      ---------
                                                                $ 435,915      $ 436,808
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

                             GILEAD SCIENCES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Revenues:
  Product sales, net.................................  $ 37,403   $ 34,598   $111,737   $100,628
  Royalty revenues, net..............................     3,609      2,545     19,331      7,426
  Contract revenues..................................     4,077      1,247      9,222     12,149
                                                       --------   --------   --------   --------
Total revenues.......................................    45,089     38,390    140,290    120,203

Costs and expenses:
  Cost of products sold..............................     9,383      7,258     26,014     21,745
  Research and development...........................    35,132     27,730     88,440     79,872
  Selling, general and administrative................    21,515     34,620     59,503     78,719
                                                       --------   --------   --------   --------
Total costs and expenses.............................    66,030     69,608    173,957    180,336
                                                       --------   --------   --------   --------

Loss from operations.................................   (20,941)   (31,218)   (33,667)   (60,133)

Interest income......................................     4,441      3,866     12,746     12,537
Interest expense.....................................      (604)    (1,623)    (3,659)    (4,939)
                                                       --------   --------   --------   --------
Loss before provision for income taxes and equity in
  loss of unconsolidated affiliate...................   (17,104)   (28,975)   (24,580)   (52,535)

Provision for income taxes...........................       214        220      1,046        726
Equity in loss of unconsolidated affiliate...........       246      1,170      1,885      4,271
                                                       --------   --------   --------   --------
Net loss.............................................  $(17,564)  $(30,365)  $(27,511)  $(57,532)
                                                       ========   ========   ========   ========
Basic and diluted net loss per common share..........  $  (0.38)  $  (0.70)  $  (0.61)  $  (1.36)
                                                       ========   ========   ========   ========
Common shares used to calculate basic and diluted net
  loss per common share..............................    46,089     43,467     45,007     42,446
                                                       ========   ========   ========   ========

                            See accompanying notes.

                             GILEAD SCIENCES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $(27,511)  $(57,532)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     8,687      9,472
    Equity in loss of unconsolidated affiliate..............     1,885      4,271
    Net unrealized loss on foreign currency transactions....     1,066      2,137
    Other non-cash transactions.............................     1,663      1,171
    Changes in assets and liabilities:
      Accounts receivable...................................    (4,384)    (6,108)
      Inventories...........................................     1,732     (3,664)
      Prepaid expenses and other assets.....................      (556)    (2,798)
      Accounts payable......................................    (2,692)     3,049
      Accrued liabilities...................................     2,759     (6,170)
      Deferred revenue......................................     2,557      2,416
                                                              --------   --------
Net cash used in operating activities.......................   (14,794)   (53,756)

INVESTING ACTIVITIES:
  Purchases of marketable securities........................  (130,409)  (156,767)
  Sales of marketable securities............................    19,950     94,075
  Maturities of marketable securities.......................   109,153     72,314
  Capital expenditures......................................   (11,575)    (7,373)
  Investment in unconsolidated affiliate....................    (2,450)        --
                                                              --------   --------
Net cash provided by (used in) investing activities.........   (15,331)     2,249

FINANCING ACTIVITIES:
  Proceeds from issuances of common stock...................    26,567     25,314
  Repayments of long-term debt..............................    (2,462)    (4,250)
                                                              --------   --------
Net cash provided by financing activities...................    24,105     21,064

Effect of exchange rate changes on cash.....................     2,383        100
                                                              --------   --------
Net decrease in cash and cash equivalents...................    (3,637)   (30,343)
Cash and cash equivalents at beginning of period............    47,011    101,136
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 43,374   $ 70,793
                                                              ========   ========

NON-CASH ACTIVITIES:
Common stock issued upon the conversion of convertible
  subordinated debentures...................................  $ 79,508   $    442
                                                              ========   ========
Reclassification of deferred debt issuance costs to
  additional paid-in capital
  upon conversion of subordinated debentures................  $  1,585   $     --
                                                              ========   ========

                            See accompanying notes.

                             GILEAD SCIENCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

    On July 29, 1999, Gilead acquired all of the outstanding shares of NeXstar Pharmaceuticals, Inc. ("NeXstar") in a business combination accounted for as a pooling of interests. Accordingly, the financial information for all periods prior to the business combination has been restated to represent the combined financial results of Gilead and NeXstar. Costs of the merger were charged to operations in 1999 and are included in selling, general and administrative expenses.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 with respect to stock-related compensation. The adoption of FIN 44 on July 1, 2000 did not have a material effect on the financial position or results of operations of Gilead.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 describes the SEC Staff's position on the recognition of certain nonrefundable up-front fees received in connection with research collaborations. The Company has recognized nonrefundable technology access

                             GILEAD SCIENCES, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) fees received in connection with collaboration agreements as revenue when received, when the technology has been transferred and when all contractual obligations of the Company relating to the fees are fulfilled. The Company is evaluating the applicability of SAB No. 101 to its existing collaborative agreements. Required adjustments, if any, to the reporting of revenues under these collaborative agreements would be recognized as a cumulative effect of a change in accounting principle in the fourth quarter of 2000.

    In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and financial reporting standards for derivative instruments, including forward foreign exchange contracts, and hedging activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses implementation issues related to SFAS No. 133. SFAS No. 133, as amended, and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. Gilead will adopt the accounting standards effective January 1, 2001, and is in the process of analyzing the accounting and financial reporting impact of the standards. At this time management does not expect that the adoption of SFAS
No. 133 and SFAS No. 138 will have a material impact on Gilead's financial position or results of operations. The actual transition impact, however, will depend on Gilead's hedge position on the transition date as well as fluctuations in foreign currency rates through that date.

2. COMPREHENSIVE LOSS

    Following are the components of comprehensive loss (in thousands):

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       -------------------   -------------------
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------
Net loss.............................  $(17,564)  $(30,365)  $(27,511)  $(57,532)
Net foreign currency translation gain
  (loss).............................        85       (139)      (281)      (855)
Net unrealized gain (loss) on
  available-for-sale securities......     1,205        115      1,136     (1,390)
                                       --------   --------   --------   --------
  Comprehensive loss.................  $(16,274)  $(30,389)  $(26,656)  $(59,777)
                                       ========   ========   ========   ========

                             GILEAD SCIENCES, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

3. INVENTORIES

    Inventories are summarized as follows (in thousands):

                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                              ------------------   -----------------
Raw materials...............................        $10,168             $10,703
Work in process.............................          5,135               6,793
Finished goods..............................          3,924               3,463
                                                    -------             -------
  Total inventories.........................        $19,227             $20,959
                                                    =======             =======

4. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    The Company has determined that it has only one reportable segment because management has organized the business around its functional lines.

    Product sales consisted of the following (in thousands):

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2000       1999       2000       1999
                                        --------   --------   --------   --------
AmBisome..............................  $35,047    $31,938    $105,484   $ 92,841
DaunoXome.............................    1,094      1,233       3,225      3,454
VISTIDE...............................    1,262      1,427       3,028      4,333
                                        -------    -------    --------   --------
  Consolidated total..................  $37,403    $34,598    $111,737   $100,628
                                        =======    =======    ========   ========

    The following table summarizes total revenues from external customers and collaborative partners by geographic region. Revenues are attributed to countries based on the location of Gilead's customer or collaborative partner (in thousands).

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2000       1999       2000       1999
                                        --------   --------   --------   --------
United States.........................  $ 8,866    $ 7,052    $ 25,273   $ 20,045
United Kingdom........................    5,761      4,780      18,130     13,087
Germany...............................    5,725      5,476      16,259     15,446
Switzerland...........................    2,629        844      14,592     10,566
Italy.................................    3,428      3,747      12,760     12,215
Spain.................................    3,985      3,652      11,236     11,101
Other European countries..............   10,914      9,547      30,457     27,649
Other.................................    3,781      3,292      11,583     10,094
                                        -------    -------    --------   --------
  Consolidated total..................  $45,089    $38,390    $140,290   $120,203
                                        =======    =======    ========   ========

    Product sales to one distributor accounted for approximately 13% of total revenues in the first nine months of 2000, and approximately 11% for the same period in 1999. Total revenues from Fujisawa Healthcare, Inc., which included product sales and royalties, also were approximately 13% of total revenues in the first nine months of 2000 and approximately 11% in the comparable period of

                             GILEAD SCIENCES, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

4. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
(CONTINUED)
1999. Revenues from Hoffmann-La Roche, including royalties, milestone payments and reimbursement of research and development expenses, accounted for approximately 10% of total revenues in the first nine months of 2000, and were less than 10% of revenues in the first nine months of 1999.

5. COLLABORATIVE ARRANGEMENTS AND CONTRACTS

    In April 2000, Gilead entered into an agreement with EyeTech Pharmaceuticals, Inc. relating to Gilead's proprietary aptamer NX 1838. Currently in early clinical trials, NX 1838 is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, EyeTech received worldwide rights to all therapeutic uses of NX 1838, and, if the product is successfully commercialized, will pay Gilead royalties on worldwide sales of the product. EyeTech also will be responsible for all research and development costs. Gilead will provide clinical supplies of the product to EyeTech for an initial one-year period. Gilead received a $7.0 million up-front licensing fee from EyeTech in April 2000, which will be recognized as revenue ratably over the one-year supply agreement period. Accordingly, $1.7 million of the license fee was recorded as contract revenue under the agreement in the third quarter of 2000, and $3.5 million was recorded in the nine months ended September 30, 2000. The remainder of the license fee will be recognized as revenue over the next two fiscal quarters. Gilead is also entitled to additional cash payments from EyeTech of up to $25.0 million if and when EyeTech reaches certain NX 1838 development milestones. Additionally, Gilead received a warrant to purchase 833,333 shares of EyeTech series B convertible preferred stock, exercisable at a price of $6.00 per share, the price at which the stock was issued to other investors.

6. CONVERSION OF SUBORDINATED DEBENTURES TO COMMON STOCK

    In August 2000, Gilead redeemed its 6.25% convertible subordinated debentures at a cash price of $1,030 per $1,000 principal amount of debentures outstanding, plus accrued interest. The entire $79.5 million in principal amount of the debentures was converted into 1,783,789 newly issued shares of Gilead common stock by August 15, 2000. Deferred debt issuance costs of $1.6 million related to the debentures were charged to additional paid in capital in connection with the conversion of the debentures into common stock.

7. SUBSEQUENT EVENT

    On November 8, 2000 Gilead's Board of Directors approved an increase in the number of authorized shares of common stock from 100,000,000 to 500,000,000. Gilead plans to hold a special meeting of the stockholders in February 2001 to vote on this increase. The primary purpose of the increase is to enable the Board to implement a stock split, to be effected in the form of a stock dividend. The Board intends to approve the stock split in January 2001, several weeks prior to the stockholder vote. Based on the current trading range of Gilead's common stock, the Board anticipates approving a two-for-one split, but the final decision will be based on market conditions at the time of approval. The proposed increase would also provide Gilead with flexibility to implement future stock splits and conduct transactions involving the issuance of the Company's common stock, where appropriate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Gilead Sciences, Inc. ("Gilead", or "we") was incorporated in Delaware on June 22, 1987, and is an independent biopharmaceutical company that seeks to provide accelerated solutions for patients and the people who care for them. We discover, develop, manufacture and commercialize proprietary therapeutics for challenging infectious diseases (viral, fungal and bacterial diseases) and cancer. Currently, we market AmBisome-Registered Trademark- ((amphotericin
B) liposome for injection), an antifungal agent; DaunoXome-Registered Trademark- (daunorubicin citrate liposome injection), a drug approved for the treatment of Kaposi's Sarcoma; and VISTIDE -Registered Trademark- (cidofovir injection) for the treatment of cytomegalovirus ("CMV") retinitis. Hoffmann-La Roche Inc. ("Roche") markets Tamiflu-TM-(oseltamivir phosphate) for the treatment of influenza, under a collaborative agreement. In addition, Gilead is developing products to treat diseases caused by human immunodeficiency virus ("HIV"), hepatitis B virus ("HBV"), bacterial infections and cancer.

    On July 29, 1999, Gilead entered into a business combination with NeXstar Pharmaceuticals, Inc. ("NeXstar"). The business combination has been accounted for as a pooling of interests and Gilead's historical consolidated financial statements for all periods prior to the business combination have been restated to include the financial position, results of operations and cash flows of NeXstar. Certain prior period amounts have been reclassified to conform to the current presentation.

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

    REGULATORY PROCESS. The FDA and foreign agencies could reject or limit the commercialization of our products for a number of reasons including: if they disagree with the results or designs of our clinical trials; if they believe our products have unacceptable efficacy, toxicity or tolerability; or if they believe our products can not be safely and efficiently manufactured on a commercial basis. If these agencies reject or limit the commercialization of our products, our financial results would be adversely affected. The clinical trials required for regulatory approval of our products are extremely expensive, and it is difficult for us to accurately predict or control the amount or timing of these expenses from quarter to quarter. In addition, regulatory agencies could require us to conduct additional unanticipated clinical trials on our products, the cost of which could be substantial.

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

    FOREIGN CURRENCY FLUCTUATIONS. A significant majority of our product sales is denominated in foreign currencies. Increases in the value of the U.S. Dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. Dollar return on these sales and negatively impact our financial condition. We do not hedge our exposure to the impact of fluctuating foreign exchange rates on forecasted sales. We do hedge accounts receivable balances denominated in foreign currencies, which minimizes our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected.

    UNCERTAIN FINANCIAL RESULTS. We expect that our financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. The fluctuations can be caused by many factors that are beyond our control, including the risk factors listed above. We have never been profitable on a full-year basis and we may never achieve or sustain profitability. As of September 30, 2000, our accumulated deficit was $476.7 million.

RESULTS OF OPERATIONS

REVENUES

    Total revenues were $45.1 million for the quarter ended September 30, 2000 compared with $38.4 million for the quarter ended September 30, 1999. Total revenues were $140.3 million for the first nine months of 2000, and $120.2 million for the first nine months of 1999. Total revenues include revenues from net product sales, net royalties and contracts (including research and development collaborations).

    Net product sales were $37.4 million for the third quarter of 2000 compared with $34.6 million for the third quarter of 1999. Sales of AmBisome accounted for 94% of revenues from product sales in the third quarter of 2000, and 92% in the third quarter of 1999. Reported sales of AmBisome for the third quarter of 2000 increased 10% over the third quarter of 1999. Excluding the negative effect of changes in currency rates that we experienced in 2000, sales of AmBisome would have increased 23% in the third quarter of 2000 over the comparable period in 1999. A significant majority of Gilead's product sales is denominated in foreign currencies. We do not hedge our exposure to the impact of fluctuating foreign exchange rates on forecasted sales. We do hedge accounts receivable balances denominated in foreign currencies, which minimizes our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. For the first nine months of 2000, net product sales were $111.7 million, with AmBisome sales accounting for approximately 94% of the total. In the first nine months of 1999, net product sales were $100.6 million, and AmBisome comprised 92% of the total. Reported AmBisome sales increased 14% in the first nine months of 2000 over the same period in 1999. Excluding the negative impact of foreign exchange rates in 2000, AmBisome sales would have increased 25% for the year to date period. Gilead also recognized product sales revenues from DaunoXome and VISTIDE totalling $2.4 million in the third quarter of 2000, and $6.3 million in the first nine months of 2000. These amounts are down from DaunoXome and VISTIDE sales in 1999, and we expect the combined sales of VISTIDE and DaunoXome in future periods will remain lower than 1999 levels.

    Net royalty revenues were $3.6 million for the third quarter of 2000 and $2.5 million for the comparable quarter in 1999. Royalties in the third quarter of 2000 included $3.1 million from Fujisawa for sales of AmBisome in the United States, $0.2 million from Roche for sales for Tamiflu and $0.3 million for VISTIDE sales by Pharmacia & Upjohn S.A. outside the United States. Third quarter 1999 royalties included $2.0 million from Fujisawa for AmBisome and $0.4 million for VISTIDE. For the first nine months of the year, net royalty revenues were $19.3 million in 2000 compared with $7.4 million in 1999. Royalties for the first nine months of 2000 included $8.8 million from Fujisawa for AmBisome, $9.3 million from Roche for sales for Tamiflu and $1.2 million for VISTIDE sales by Pharmacia & Upjohn. Royalty revenue in the first nine months of 1999 included $5.7 million from Fujisawa and $1.6 million for VISTIDE. In October 1999, the U.S. Food and Drug Administration approved Tamiflu for the treatment of influenza in adults. Gilead co-developed Tamiflu with Roche, which owns the commercial rights to the product and is required to pay us a royalty on its net sales. Roche's sales of Tamiflu generally are expected to strengthen during the flu season in the Northern Hemisphere, which falls during the last and first quarters of the calendar year. We record royalties from Roche in the quarter following the quarter in which the related Tamiflu sales occur. Accordingly, Tamiflu royalties were insignificant in the third quarter of 2000, and are expected to remain immaterial in the fourth quarter of the year. In
May 2000, Roche announced that it had withdrawn its European application for Tamiflu in order to submit further clinical data. We expect the application to be resubmitted in the future. In August 2000, Roche filed an application in Japan for Tamiflu for the treatment and prevention of influenza. We do not expect Tamiflu to be marketed in Europe or Japan during the 2000-2001 flu season. No Tamiflu royalties were recognized in the first nine months of 1999.

    Contract revenues were $4.1 million for the quarter ended September 30, 2000 and $1.2 million for the comparable quarter in 1999. In the first nine months of 2000, contract revenues totaled $9.2 million compared with $12.1 million for the first nine months of 1999. Contract revenues for the third quarter of 2000 included $2.0 million from Roche related to Roche's August 2000 Tamiflu application filed in Japan; $1.7 million of the $7.0 million up-front licensing fee received from EyeTech in April 2000 (see Note 5 in Item 1 Notes to Condensed Consolidated Financial Statements); and $0.2 million for reimbursements from Roche of costs we incurred related to the continued development of our proprietary influenza neuraminidase inhibitors. Contract revenues for the nine months ended September 30, 2000 included milestone payments from Roche totaling $4.0 million; $3.5 million of the Eyetech license fee; and $0.7 million for development cost reimbursements from Roche. In 1999, third quarter contract revenues included $0.7 million for development cost reimbursements from Roche. Contract revenues for the first nine months of 1999 included $6.0 million for milestone payments from Roche resulting from regulatory applications filed for Tamiflu in the United States and Europe; $2.0 million from Roche for the commencement of pivotal Tamiflu trials in Japan; $2.0 million in development cost reimbursements from Roche; and a performance-based milestone of $1.0 million from SKW Americas, Inc. ("SKW"). SKW is the 51% owner of Proligo L.L.C. ("Proligo"), an entity in which Gilead holds the remaining 49% ownership interest.

COST OF PRODUCT SALES

    Cost of product sales was $9.4 million, or 25% of net product sales, for the quarter ended September 30, 2000, and $7.3 million, or 21% of net product sales, for the quarter ended September 30, 1999. For the first nine months of the year, cost of product sales was $26.0 million or 23% of product sales in 2000, and $21.7 million or 22% of product sales in 1999. In connection with most of our European product sales, we price our products in the currency of the country into which the products are sold ("Payment Currencies"). A significant majority of our manufacturing cost is in U.S. Dollars. A decline in the value of the Payment Currencies relative to the U.S. Dollar will negatively impact gross margins since our manufacturing costs will remain approximately the same while our revenues, which are reported in U.S. Dollars, will decline. In the third quarter of 2000, the gross margin was negatively impacted by these factors, as discussed in the product sales section under the caption "Revenues" above. Excluding the impact of foreign exchange rates on reported sales revenue, cost of sales as a percentage of sales has remained relatively flat in 2000 compared with 1999. Except for the potential impact of unpredictable and uncontrollable changes in Payment Currencies relative to the U.S. Dollar, we expect the relationship between cost of sales and sales revenues for the fourth quarter 2000 to be materially consistent with the nine month year to date amounts. In future years, changes in the nature or mix of our product sales could impact this relationship.

OPERATING EXPENSES

    Research and development ("R&D") expenses were $35.1 million for the third quarter of 2000, up 27% from $27.7 million for the third quarter of 1999. R&D expenses were $88.4 million in the first nine months of 2000 and $79.9 million in the first nine months of 1999. Major development projects in 2000 include tenofovir disoproxil fumarate for HIV and adefovir dipivoxil for hepatitis B virus (HBV), both of which are in Phase III clinical trials. Higher spending for these programs more than offset significantly lower expenses in 2000 for the development of adefovir dipivoxil for HIV, a program we discontinued in the fourth quarter of 1999. On a year to date basis, we also had lower costs related to reduced research activities at our Boulder, Colorado facility. We expect R&D expenses in the fourth quarter of 2000 to continue to be higher than 1999 levels, as the increased spending on the continued late-stage development of tenofovir for HIV and adefovir for HBV more than offsets costs savings from other programs. In August 2000, we discontinued our development program for MiKasome (liposomal amikacin), in Phase II development for treatment of severe bacterial infections, after determining that the clinical data did not support continued development of MiKasome as a product candidate.

    Selling, general and administrative ("SG&A") expenses were $21.5 million for the three months ended September 30, 2000, down from $34.6 million for the third quarter of 1999. SG&A was $59.5 million for the nine months ended September 30, 2000, compared with $78.7 million for the first nine months of 1999. The major factor contributing to the decrease from 1999 levels was the inclusion in SG&A of $15.1 million of merger-related expenses in the third quarter of 1999, and $18.2 million in the first nine months of 1999. Excluding merger expenses, SG&A in the third quarter of 2000 increased $2.0 million or 10% compared with the third quarter of 1999. The increase was due to higher employee compensation costs, implementation of new or upgraded information technologies, and legal expenses for various corporate projects. Excluding merger expenses, SG&A expenses for the year to date period decreased slightly in 2000 compared with 1999. SG&A expenses in the first nine months of 1999 included costs to expand our marketing and operational capacity in anticipation of the then-planned commercial launch of adefovir dipivoxil for HIV, which was discontinued in the fourth quarter of 1999. Additionally, the first nine months of 2000 reflect the impact of cost savings from the elimination of duplicate SG&A positions and functions within the combined Gilead and NeXstar organization. These cost savings more than offset the higher employee compensation, information technology and legal expenses on a year to date basis. We expect SG&A expenses in the last quarter of 2000 to remain at approximately third quarter 2000 levels.

INTEREST INCOME AND INTEREST EXPENSE

    We reported interest income of $4.4 million for the quarter ended
September 30, 2000, up from $3.9 million for the quarter ended September 30, 1999. The increase is due to higher average yields on our investment portfolio in 2000, which more than offset the impact of the decrease in our cash and investment balances since September 1999. Interest income was $12.7 million for the first nine months of 2000, relatively flat with the $12.5 million reported for the first nine months of 1999, as the effect of higher interest rates in 2000 offset the impact of declining balances of cash, cash equivalents and marketable securities. At September 30, 2000, we had cash, cash equivalents and marketable securities of $293.2 million, down from $307.4 million at September 30, 1999.

    Interest expense was $0.6 million for the quarter ended September 30, 2000, compared with $1.6 million for the quarter ended September 30, 1999. The decrease occurred primarily because we incurred interest expense on our convertible subordinated debentures only through August 1, 2000. The entire $79.5 million balance of the debentures was converted to common stock in August 2000. Interest expense on the debentures has been the largest component of our total interest expense in prior periods. For the first nine months of the year, interest expense was $3.7 million in 2000 and $4.9 million in 1999. Interest expense should decrease further in the fourth quarter of 2000 to a minimal level.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

    For the three months ended September 30, 2000, we recorded $0.2 million as our equity in the loss of Proligo, representing our 49% share of Proligo's losses for its third fiscal quarter ended August 31, 2000. For the first nine months of 2000, our recorded portion of the loss was $1.9 million. We expect our fourth quarter 2000 Proligo equity loss to be higher than the third quarter loss. In 1999, we recorded equity losses of Proligo of $1.2 million for the third quarter, and $4.3 million for the first nine months of the year. Our investment in Proligo is reported in other noncurrent assets on the balance sheet, and was $7.7 million at September 30, 2000. In January 2000, Gilead funded Proligo with an additional $2.5 million in cash to maintain our percentage ownership interest in Proligo. We have no commitments to provide additional funding to Proligo.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and marketable securities totaled $293.2 million at September 30, 2000, down slightly from $294.4 million at December 31, 1999. Proceeds from issuances of stock under employee stock plans were used to fund operating activities, capital expenditures and our additional $2.5 million investment in Proligo.

    Accounts receivable at September 30, 2000 increased $4.4 million compared to the balance at December 31, 1999, excluding the effect of changes in foreign currency rates. The growth in receivables is primarily due to higher sales of AmBisome in the six months ended September 30, 2000 compared with the six months ended December 31, 1999, as well as proportionately higher sales of our products in countries in which payments tend to be relatively slow. In certain cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. This, in turn, may increase the financial risk related to certain of our customers. In certain countries in which payments have been slow, particularly Greece, Spain and Italy, our accounts receivable are significant. At
September 30, 2000, our past due accounts receivable for Greece, Spain and Italy totaled approximately $18.5 million, of which approximately $6.8 million was more than 120 days past due. At December 31, 1999, our past due receivables for these three countries totaled approximately $15.8 million, of which approximately $5.0 million was over 120 days past due. To date, we have experienced only modest losses with respect to the collection of accounts receivable and we believe that the past due accounts receivable for Greece, Spain and Italy are collectible. We continually seek to improve our collection processes to ensure that we collect as much as possible from product sales and that collections are timely.

    Other significant changes in working capital during the nine months ended September 30, 2000 included a $2.6 million increase in deferred revenue. This change is primarily due to the $3.5 million deferred portion of the $7.0 license fee received from EyeTech in the second quarter of 2000, partially offset by lower deferred royalty revenues.

    Gilead maintains with a major financial institution a $10.0 million unsecured line of credit that bears interest at a floating rate. Under the terms of the line of credit, we are required to maintain certain financial ratios and there are limitations on our ability to incur additional debt or to engage in certain significant transactions. The line of credit, which includes a foreign exchange facility, expires on April 16, 2001. As of September 30, 2000, we had no outstanding borrowings under the line.

    In August 2000, Gilead redeemed its 6.25% convertible subordinated debentures at a cash price of $1,030 per $1,000 principal amount of debentures outstanding, plus accrued interest. The entire $79.5 million in principal amount of the debentures was converted into 1,783,789 newly issued shares of Gilead common stock by August 15, 2000. Deferred debt issuance costs of $1.6 million related to the debentures were charged to additional paid in capital in connection with the conversion of the debentures into common stock. Because interest on the debentures has been the largest component of our total interest expense in prior periods, our interest expense should decrease further in the fourth quarter of 2000 to a minimal level.

    We believe that our existing capital resources, supplemented by net product sales and contract and royalty revenues, will be adequate to satisfy our capital needs for the foreseeable future. As of September 30, 2000, we were entitled to additional cash payments of up to $17.2 million from Roche and up to $25.0 million from EyeTech upon those parties achieving specific additional developmental or regulatory milestones, although there can be no assurance that any of the milestones will be met. Our future capital requirements will depend on many factors, including:

    - The progress of our research and development efforts

    - The scope and results of preclinical studies and clinical trials

    - The cost, timing and outcomes of regulatory reviews

    - The rate of technological advances

    - Determinations as to the commercial potential of our products under development

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of August 15, 2000, the entire balance of our $79.5 million 6.25% convertible subordinated debentures had been converted into Gilead common stock and is therefore no longer outstanding. There have been no other significant changes in market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                                                   GILEAD SCIENCES, INC.
                                                      ------------------------------------------------
                                                                        (Registrant)

Date: November 9, 2000                                               /s/ JOHN C. MARTIN
                                                      ------------------------------------------------
                                                                       John C. Martin
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 9, 2000                                          /s/ SHARON A. SURREY-BARBARI
                                                      ------------------------------------------------
                                                                  Sharon A. Surrey-Barbari
                                                         VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                        (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)