Form 10-Q
period 2002-03-31
GILEAD SCIENCES INC
filed 2002-05-15
CIK 882095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of April 30, 2002: 194,850,111

GILEAD SCIENCES, INC.

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Condensed Consolidated Financial Statements:
		Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3
		Condensed Consolidated Statements of Operations For the three months ended March 31, 2002 and 2001	4
		Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2002 and 2001	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
PART II.	OTHER INFORMATION
	Item 5.	Other Matters	15
	Item 6.	Exhibits and Reports on Form 8-K	15
SIGNATURES			16

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$115,086	$162,339
Marketable securities	449,583	420,512
Accounts receivable	76,935	74,228
Inventories	46,196	39,280
Prepaid expenses and other	12,844	11,400

Total current assets	700,644	707,759
Property, plant and equipment, net	62,851	62,828
Other noncurrent assets	24,242	24,199

	$787,737	$794,786

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,526	$19,174
Accrued clinical and preclinical expenses	12,089	15,938
Accrued compensation and employee benefits	16,781	14,688
Other accrued liabilities	25,226	24,829
Deferred revenue	4,362	3,996
Long-term obligations due within one year	1,098	1,492

Total current liabilities	69,082	80,117
Long-term deferred revenue	7,100	7,252
Accrued litigation settlement expenses	4,281	4,591
Long-term obligations due after one year	330	389
Convertible subordinated notes	250,000	250,000
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.001 per share; 500,000 shares authorized; shares issued and outstanding: 194,707 shares at March 31, 2002 and 193,041 shares at December 31, 2001	195	193
Additional paid-in capital	916,828	898,533
Accumulated other comprehensive income (loss)	(2,492)	7,448
Accumulated deficit	(457,587)	(453,737)

Total stockholders' equity	456,944	452,437

	$787,737	$794,786

Note:	The condensed consolidated balance sheet at December 31, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenues:
Product sales, net	$70,711	$45,064
Royalty revenue, net	5,377	6,182
Contract revenue	2,328	6,590

Total revenues	78,416	57,836
Costs and expenses:
Cost of goods sold	12,042	10,581
Research and development	33,554	51,146
Selling, general and administrative	39,763	21,911

Total costs and expenses	85,359	83,638

Loss from operations	(6,943)	(25,802)
Interest income	5,611	7,383
Interest expense	(3,482)	(3,533)

Loss before provision for (benefit from) income taxes, equity in loss of unconsolidated affiliate and cumulative effect of change in accounting principle	(4,814)	(21,952)
Provision for (benefit from) income taxes	(964)	470
Equity in loss of unconsolidated affiliate	—	390

Loss before cumulative effect of change in accounting principle	(3,850)	(22,812)
Cumulative effect of change in accounting principle	—	1,089

Net loss	$(3,850)	$(21,723)

Basic and diluted net loss per common share:
Loss before cumulative effect of change in accounting principle	$(0.02)	$(0.12)
Cumulative effect of change in accounting principle	—	0.01

Net loss	$(0.02)	$(0.11)

Common shares used to calculate basic and diluted net loss per common share	193,800	188,699

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(3,850)	$(21,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Net effect of change in accounting principle	—	(1,089)
Depreciation and amortization	3,358	3,445
Equity in loss of unconsolidated affiliate	—	390
Net unrealized (gain) loss on foreign currency transactions	(236)	1,135
Other non-cash transactions	308	83
Changes in assets and liabilities:
Accounts receivable	(2,770)	(6,030)
Inventories	(6,916)	25
Prepaid expenses and other assets	(1,779)	(3,436)
Accounts payable	(9,648)	(1,600)
Accrued liabilities	(1,796)	145
Deferred revenue	214	(1,593)

Net cash used in operating activities	(23,115)	(30,248)
INVESTING ACTIVITIES:
Purchases of marketable securities	(123,412)	(157,796)
Sales of marketable securities	38,657	34,592
Maturities of marketable securities	44,939	35,456
Capital expenditures	(3,030)	(3,254)

Net cash used in investing activities	(42,846)	(91,002)
FINANCING ACTIVITIES:
Proceeds from issuances of common stock	18,241	1,900
Repayments of long-term debt	(453)	(477)

Net cash provided by financing activities	17,788	1,423
Effect of exchange rates on cash	920	(62)

Net decrease in cash and cash equivalents	(47,253)	(119,889)
Cash and cash equivalents at beginning of period	162,339	197,292

Cash and cash equivalents at end of period	$115,086	$77,403

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Gilead Sciences, Inc. ("Gilead", the "Company" or "we") believes is necessary for fair presentation of the balances and results for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

        Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for sales returns, bad debts and accrued clinical and preclinical expenses. Actual results may differ from these estimates. The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation. The accompanying financial information should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

All share and per share amounts reflect a two-for-one stock split, effected in the form of a 100% stock dividend, completed on March 8, 2002.

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

2.    Cumulative Change in Accounting Principle

        Gilead adopted Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138, collectively referred to as SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. The change was accounted for as the cumulative effect of a change in accounting principle.

3.    Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. As Gilead has not accounted for any business combinations under the purchase method of accounting, the adoption of SFAS 141 on July 1, 2001 and SFAS 142 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

4.    Inventories

        Inventories are summarized as follows (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$24,719	$18,086
Work in process	7,730	10,004
Finished goods	13,747	11,190

Total inventories	$46,196	$39,280

5.    Comprehensive Loss

        Following are the components of comprehensive loss (in thousands):

	Three months ended March 31,
	2002	2001
Net loss	$(3,850)	$(21,723)
Net foreign currency translation gain	993	282
Net unrealized (loss) gain on available-for-sale securities	(10,745)	3,073
Net unrealized loss on cash flow hedges	(188)	(49)

Comprehensive loss	$(13,790)	$(18,417)

6.    Disclosures about Segments of an Enterprise and Related Information

        The Company has determined that it has only one reportable segment because management has organized the business around its functional lines.

        Product sales, net consisted of the following (in thousands):

	Three months ended March 31,
	2002	2001
AmBisomeR	$39,757	$41,901
Viread™	27,165	55
Other	3,789	3,108

Consolidated total	$70,711	$45,064

        The following table summarizes total revenues from external customers and collaborative partners by geographic region. Revenues are attributed to countries based on the location of Gilead's customer or collaborative partner (in thousands).

	Three months ended March 31,
	2002	2001
United States	$32,812	$12,735
United Kingdom	8,491	7,743
France	7,452	3,323
Italy	5,658	4,534
Spain	5,322	4,536
Germany	4,585	4,768
Other European countries	9,869	15,946
Other countries	4,227	4,251

Consolidated total	$78,416	$57,836

        For the three months ended March 31, 2002, product sales to any one customer did not exceed 10% of total revenues. Product sales to one customer accounted for approximately 13% of total revenues for the first three months of 2001. For the three months ended March 31, 2001, sales to and royalties from Fujisawa Healthcare, Inc. were 15% of total revenues.

7.    Subsequent Event

        In April 2002, Gilead and GlaxoSmithKline (GSK) announced the signing of a licensing agreement providing GSK the rights to commercialize adefovir dipivoxil, Gilead's investigational antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, Gilead will retain rights to adefovir dipivoxil in the United States, Canada, Eastern and Western Europe, Australia and New Zealand. GSK will receive exclusive rights to adefovir dipivoxil solely for the treatment of hepatitis B in all countries in all other territories, the most significant of which include China, Korea, Japan and Taiwan. Under the agreement, GSK has paid Gilead an up-front licensing fee of $10 million, and Gilead is entitled to receive additional cash payments of up to $30 million upon achievement of certain milestones. GSK also will pay Gilead a royalty on net sales, if any, of adefovir dipivoxil in the GSK territories. GSK will have full responsibility for development and commercialization of adefovir dipivoxil in GSK's territories.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Gilead was incorporated in Delaware on June 22, 1987. We are an independent biopharmaceutical company focused on the discovery, development and commercialization of antivirals, antibacterials and antifungals to treat life-threatening infectious diseases. We are a multinational company, with revenues from five approved products and operations in ten countries. Currently, we market Viread™ for the treatment of HIV infection, AmBisome®, an antifungal agent, DaunoXome®, a drug approved for the treatment of Kaposi's sarcoma, and Vistide® for the treatment of cytomegalovirus retinitis. Hoffmann-La Roche Inc. markets Tamiflu® for the treatment of influenza, under a collaborative agreement with Gilead. We are seeking to add to our existing portfolio of products through our clinical development programs, internal discovery programs and an active product acquisition and in-licensing strategy. Our internal discovery activities include identification of new molecular targets, target screening and medicinal chemistry. In addition, we are currently developing products to treat hepatitis B virus and bacterial infections. We also have expertise in liposomal drug delivery technology that we use to develop drugs that are safer, easier for patients to tolerate and more effective.

        Gilead completed a two-for-one stock split, effected in the form of a 100% stock dividend, on March 8, 2002. Accordingly, all share and per share amounts for all periods presented have been restated to retroactively reflect the split.

        In the quarter ended March 31, 2001, Gilead adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which resulted in a cumulative effect of a change in accounting principle.

Forward-Looking Statements and Risk Factors

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in any forward-looking statements. Some of the factors that could cause or contribute to these differences are listed below. You should also read the "Risk Factors" included in pages 31 through 41 of our Annual Report on Form 10-K for the year ended December 31, 2001 for more detailed information regarding these and other risks and uncertainties that can affect our actual financial and operating results. All forward-looking statements are based on information currently available to Gilead, and we assume no obligation to update any such forward-looking statements.

        Viread Sales.    We expect to rely on sales of Viread for a significant portion of our operating income. A number of drugs to treat HIV infection and AIDS are currently sold or are in advanced stages of clinical development, including 17 products currently sold in the U.S. Among the companies that are significant competitors in the HIV/AIDS market are GlaxoSmithKline, Bristol-Myers Squibb, Hoffmann-La Roche, Pfizer, Merck, Boehringer-Ingelheim and Abbott Laboratories. Given the broad range of competitors and depth of their resources, it is too early to determine if Viread will achieve significant market penetration, particularly for use in treatment naïve patients given that the data supporting Viread's U.S. approval is in a treatment experienced patient population.

        AmBisome Sales.    We also rely on sales of AmBisome for a significant portion of our operating income. There are lower priced products that compete with AmBisome; a product that competes with AmBisome and that received marketing approval in the U.S. and Europe in 2001; a product that the FDA has deemed approvable and that received marketing approval in Europe in 2002; and products being developed that could compete with AmBisome in the future. If these other products achieve further market acceptance, or if the products in development become commercially available, revenues from sales of AmBisome would likely decrease, resulting in a reduction of operating income.

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

        Regulatory Process.    The U.S. Food and Drug Administration and foreign agencies could reject or limit the commercialization of our products for a number of reasons including: if they disagree with the results or designs of our clinical trials; if they believe our products have unacceptable efficacy, toxicity or tolerability; or if they believe our products cannot be manufactured on a commercial basis in compliance with the applicable safety and quality standards. If these agencies reject or limit the commercialization of our products, our financial results would be adversely affected. The clinical trials required for regulatory approval of our products are extremely expensive, and it is difficult for us to accurately predict or control the amount or timing of these expenses from quarter to quarter. In addition, regulatory agencies could require us to conduct additional unanticipated clinical trials on our products, the cost of which could be substantial.

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

        Collaborations.    We depend on collaborations for the development and commercialization of certain products and for revenue, including the collaboration with Fujisawa for sales of AmBisome in the United States and Canada, the collaboration with GlaxoSmithKline for clinical and regulatory development and commercialization of adefovir dipivoxil in Asia, Latin America and certain other territories, the collaboration with Roche for sales of Tamiflu worldwide, and the collaboration with Cubist for the clinical development of Cidecin. These collaborations could fail for a number of reasons, including if our partners do not devote sufficient resources to the development, commercialization or marketing of our products, or if disputes arise with our partners. We will also seek additional collaborations. If our collaborations fail or if we are unable to establish additional collaborations, our financial results would be adversely affected.

        Foreign Currency Fluctuations.    A majority of our product sales is denominated in foreign currencies. Increases in the value of the U.S. Dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. Dollar return on these sales and negatively impact our financial condition. Prior to January 2002, we did not hedge our exposure to the impact of fluctuating foreign exchange rates on forecasted sales. Effective January 2002, we have begun to use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the euro currency. We do hedge accounts receivable balances denominated in foreign currencies, which minimizes but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. Additionally, to mitigate the impact of currency rate fluctuations on our cash outflows for certain foreign currency-denominated raw materials purchases, we enter into foreign exchange forward contracts to hedge our foreign currency-denominated accounts payable.

        Uncertain Financial Results.    We expect that our financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. The fluctuations can be caused by many factors that are beyond our control, including the risk factors listed above. We have never been profitable on a full-year operating basis and we may never achieve or sustain operating profitability. As of March 31, 2002, our accumulated deficit was $457.6 million.

Results of Operations

Revenues

        We had total revenues of $78.4 million for the quarter ended March 31, 2002 compared with $57.8 million for the quarter ended March 31, 2001. Included in total revenues are net product sales, royalty income and contract revenue, including manufacturing collaborations.

        Net product sales were $70.7 million for the first quarter of 2002 compared with $45.1 million for the first quarter of 2001. Sales of AmBisome accounted for 56% of revenues from product sales in the first quarter of 2002 and 93% in the first quarter of 2001. Sales of AmBisome for the first quarter of 2002 decreased 5% over the first quarter of 2001. Excluding the impact of the decline in foreign currencies relative to the U.S. Dollar in 2002, sales of AmBisome would have decreased 1% in the first quarter of 2002 over the comparable period in 2001. A significant majority of AmBisome sales is denominated in foreign currencies. Prior to January 2002, we did not hedge our exposure to the impact of fluctuating foreign exchange rates on forecasted sales. Effective January 2002, we have begun to use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the euro currency.

        In the first quarter of 2002, the first full quarter on the market for Viread, we also recognized $27.2 million in Viread sales representing 38% of net product sales. A majority of these sales were in the U.S. We expect Viread sales to increase throughout 2002 and become a greater percentage of total revenues, although we cannot predict with any certainty what our actual Viread sales will be in 2002.

        Net royalty revenue was $5.4 million for the first quarter of 2002 compared with $6.2 million for the comparable quarter in 2001. The most significant source of royalty revenue earned in the first quarter of 2002 and the first quarter of 2001 was from sales of AmBisome in the United States by Fujisawa under a co-promotion arrangement with Gilead. Royalty revenue from Fujisawa was $4.0 million in the first quarter of 2002 compared to $3.8 million in the first quarter of 2001.

        Total contract revenue was $2.3 million for the quarter ended March 31, 2002 and $6.6 million for the comparable quarter in 2001. Contract revenue in the first quarter of 2002 primarily consists of revenue earned under the manufacturing agreement with OSI Pharmaceuticals, Inc. Contract revenue for the first quarter of 2001 included a $2.0 million milestone payment from Roche, $2.5 million from marketing agreements, and recognition of $1.7 million of the up-front license fee received from EyeTech Pharmaceuticals, Inc. ("EyeTech") in March 2000.

Costs and Expenses

        Cost of goods sold was $12.0 million, or 17% of net product sales, for the quarter ended March 31, 2002, and $10.6 million, or 23% of net product sales, for the quarter ended March 31, 2001. The improvement is primarily driven by product mix as Viread, a higher margin product, contributed significantly to net product sales in the first quarter of 2002, its first full quarter on the market.

        In connection with most of our European product sales, we price our products in the currency of the country into which the products are sold. A significant majority of our manufacturing cost is in U.S. Dollars. A decline in the value of these foreign currencies relative to the U.S. Dollar will negatively impact gross margins since our manufacturing costs will remain approximately the same while our revenues, which are reported in U.S. Dollars, will decline. Except for the potential impact of unpredictable and uncontrollable changes in exchange rates relative to the U.S. Dollar and the mix of product sales between Viread and AmBisome, we expect that cost of goods sold as a percentage of net product sales for the full year 2002 will be approximately 20%, an improvement from the 23% amount reported for the year 2001.

        Research and development ("R&D") expenses were $33.6 million for the first quarter of 2002, down 34% from $51.1 million for the first quarter of 2001. The decrease in R&D expenses for the first quarter 2002 is primarily attributable to the recognition in the first quarter 2001 of $10.6 million of a $13.0 million up-front payment made to Cubist Pharmaceuticals related to the European licensing agreement of daptomycin signed in January 2001. In addition, expenses associated with the Phase III clinical program for Viread for HIV decreased significantly compared to the first quarter in 2001. Based on current budgeted programs, we expect R&D expenses for the full year 2002 to be approximately $140 million to $150 million, or 15% to 25% lower than 2001, reflecting the sale of our oncology assets to OSI in December 2001 and the decreasing levels of activity associated with the U.S. and European expanded access programs for Viread.

        Selling, general and administrative ("SG&A") expenses were $39.8 million for the first quarter of 2002, compared to $21.9 million for the first quarter of 2001. The 81% increase was due to our global marketing efforts and the expansion of Gilead's U.S. and European sales forces to support the commercial launch of Viread for HIV. In 2002, we expect SG&A expenses to be approximately $180 million to $190 million, or 45% to 55% higher than 2001 levels, primarily due to the increase in marketing activities associated with the launch of Viread in the U.S. and European Union and also our preparation for the potential commercial launch of adefovir dipivoxil for hepatitis B virus (HBV) infection.

Interest Income and Interest Expense

        We reported interest income of $5.6 million for the quarter ended March 31, 2002, down from $7.4 million for the quarter ended March 31, 2001. This decrease is attributable to the significant decline in interest rates over the past year.

        Interest expense was $3.5 million for each of the quarters ended March 31, 2002 and March 31, 2001. The largest component of interest expense for each period was interest on our $250.0 million, 5% convertible subordinated notes issued in December 2000.

Income Taxes

        The income tax benefit for the first quarter of 2002 was $1.0 million, compared to income tax expense of $0.5 million for the first quarter 2001. The benefit arose primarily from a change in U.S. income tax law during the quarter ended March 31, 2002. This law allows net operating loss carryforward deductions to offset 100% of alternative minimum taxable income, resulting in a U.S. income tax refund receivable of $1.3 million. This refund was offset in part by provisions for income taxes payable in foreign jurisdictions. Our provision for income taxes for the three months ended March 31, 2001 arose principally from taxes payable in foreign jurisdictions.

Liquidity and Capital Resources

        Cash, cash equivalents and marketable securities totaled $564.7 million at March 31, 2002, down from $582.9 million at December 31, 2001. Cash, including proceeds of $18.2 million from the issuances of common stock in the quarter ended March 31, 2002, was used primarily to fund operating activities.

        Our accounts receivable balance at March 31, 2002 was $76.9 million compared to a balance of $74.2 million at December 31, 2001. The $2.7 million growth in accounts receivable is due primarily to an increase in net product sales, particularly Viread. In certain countries where payments are typically slow, primarily Greece, Spain, Portugal and Italy, our accounts receivable balances are significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At March 31, 2002, our past due accounts receivable for Greece, Spain, Portugal and Italy totaled approximately $33.8 million, of which $20.6 million was more than 120 days past due. This compares to past due receivables of approximately $28.7 million at December 31, 2001 for these same countries, of which $14.9 million was more than 120 days past due. To date, we have experienced only modest losses with respect to the collection of our accounts receivable and believe that all past due accounts receivable, including those due from customers in these four countries, are collectible. We continually seek to improve our collection processes to ensure that we fully collect amounts due to us based on our product sales and that collections are timely.

        Other significant changes in working capital during the three months ended March 31, 2002 included a $6.9 million increase in inventory due to a build-up of approximately $6.6 million in raw material, principally for Viread. Accounts payable declined $9.6 million, primarily due to the timing of payments to vendors and lower operating expense levels compared to the fourth quarter of 2001. Accrued clinical expenses also decreased in the three months ended March 31, 2002, primarily due to the decreasing activity associated with the Phase III clinical program for Viread for HIV.

        We believe that our existing capital resources, which include all fixed income and equity securities, supplemented by net product sales and contract and royalty revenues, will be adequate to satisfy our capital needs for the foreseeable future. Our future capital requirements will depend on many factors, including:

  •
  the commercial performance of AmBisome and Viread,

  •
  regulatory approval of adefovir dipivoxil 10 mg and if approved, its commercial performance,

  •
  the commercial performance of any of our other products in development that receive commercial approval,

  •
  the progress of our research and development efforts,

  •
  the success of our partners' research, development and commercialization efforts for the products they have partnered with us,

  •
  the scope and results of preclinical studies and clinical trials,

  •
  the cost, timing and outcome of regulatory reviews,

  •
  the rate of technological advances,

  •
  determinations as to the commercial potential of our products under development,

  •
  administrative expenses,

  •
  the status of competitive products,

  •
  the establishment of manufacturing capacity or third-party manufacturing arrangements,

  •
  the expansion of sales and marketing capabilities,

  •
  our possible geographic expansion, and

  •
  the establishment of additional collaborative relationships with other companies.

        We may in the future require additional funding, which could be in the form of proceeds from equity or debt financings or additional collaborative agreements with corporate partners. If such funding is required, we cannot be assured that it will be available on favorable terms, if at all.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2002, our $250.0 million convertible subordinated notes had a fair value of $407.2 million. There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

ITEM 5.    OTHER MATTERS

        In March 2002, Gilead submitted a New Drug Application with the U.S. Food and Drug Administration and a Marketing Authorisation Application to the European Agency for the Evaluation of Medicinal Products for marketing approval of adefovir dipivoxil 10 mg, an investigational compound in development for the treatment of HBV infection.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        Reports on Form 8-K

        On January 4, 2002, the Registrant filed a Current Report on Form 8-K relating to the completion of the sale of its oncology assets, pipeline of clinical stage oncology products and related intellectual property, as well as its Boulder, Colorado operations, including clinical research and drug development personnel, infrastructure and facilities to OSI Pharmaceuticals, Inc. The Form 8-K includes an unaudited pro forma condensed consolidated balance sheet as of September 30, 2001 presented as if the transaction had occurred as of that date and unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 2000 and the nine months ended September 30, 2001, presented as if the transaction had occurred January 1, 2000 and January 1, 2001, respectively.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)
Date: May 13, 2002	/s/ JOHN C. MARTIN John C. Martin President and Chief Executive Officer
Date: May 13, 2002	/s/ JOHN F. MILLIGAN John F. Milligan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

GILEAD SCIENCES, INC. INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
GILEAD SCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)
GILEAD SCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
GILEAD SCIENCES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 5. OTHER MATTERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES