Form 10-Q
period 2002-06-30
GILEAD SCIENCES INC
filed 2002-08-13
CIK 882095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares outstanding of the issuer's common stock, par value $.001 per share, as of July 31, 2002: 195,844,405

GILEAD SCIENCES, INC.
INDEX

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Condensed Consolidated Financial Statements:
		Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	3
		Condensed Consolidated Statements of Operations For the three and six months ended June 30, 2002 and 2001	4
		Condensed Consolidated Statements of Cash Flows For the six months ended June 30, 2002 and 2001	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
PART II.	OTHER INFORMATION
	Item 4.	Submission of Matters to a Vote of Securities Holders	17
	Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES			18

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$122,006	$162,339
Marketable securities	437,482	420,512
Accounts receivable	101,462	74,228
Inventories	42,677	39,280
Prepaid expenses and other	22,696	11,400

Total current assets	726,323	707,759
Property, plant and equipment, net	64,671	62,828
Other noncurrent assets	24,978	24,199

	$815,972	$794,786

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,488	$19,174
Accrued clinical and preclinical expenses	9,713	15,938
Accrued compensation and employee benefits	16,435	14,688
Other accrued liabilities	26,232	24,829
Deferred revenue	17,137	3,996
Long-term obligations due within one year	687	1,492

Total current liabilities	82,692	80,117
Long-term deferred revenue	6,947	7,252
Accrued litigation settlement expenses	—	4,591
Long-term obligations due after one year	297	389
Convertible subordinated notes	250,000	250,000
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.001 per share; 500,000 shares authorized; shares issued and outstanding: 195,785 shares at June 30, 2002 and 193,041 shares at December 31, 2001	196	193
Additional paid-in capital	928,806	898,533
Accumulated other comprehensive (loss) income	(15,090)	7,448
Accumulated deficit	(437,876)	(453,737)

Total stockholders' equity	476,036	452,437

	$815,972	$794,786

Note:	The condensed consolidated balance sheet at December 31, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales, net	$93,788	$41,565	$164,499	$86,629
Royalty revenue, net	6,737	6,376	12,114	12,558
Contract revenue	8,838	2,746	11,166	9,336

Total revenues	109,363	50,687	187,779	108,523
Costs and expenses:
Cost of goods sold	17,718	10,797	29,760	21,378
Research and development	30,851	44,078	64,405	95,224
Selling, general and administrative	41,600	29,707	81,363	51,618

Total costs and expenses	90,169	84,582	175,528	168,220

Income (loss) from operations	19,194	(33,895)	12,251	(59,697)
Interest income	4,610	6,507	10,221	13,890
Interest expense	(3,455)	(3,436)	(6,937)	(6,969)

Income (loss) before provision for (benefit from) income taxes, equity in loss of unconsolidated affiliate and cumulative effect of change in accounting principle	20,349	(30,824)	15,535	(52,776)
Provision for (benefit from) income taxes	638	323	(326)	793
Equity in loss of unconsolidated affiliate	—	1,240	—	1,630

Income (loss) before cumulative effect of change in accounting principle	19,711	(32,387)	15,861	(55,199)
Cumulative effect of change in accounting principle	—	—	—	1,089

Net income (loss)	$19,711	$(32,387)	$15,861	$(54,110)

Amounts per common share—basic and diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.10	$(0.17)	$0.08	$(0.29)
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income (loss) per share	$0.10	$(0.17)	$0.08	$(0.28)

Shares used in per share calculation—basic	195,167	189,559	194,487	189,151

Shares used in per share calculation—diluted	206,385	189,559	206,204	189,151

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$15,861	$(54,110)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net effect of change in accounting principle	—	(1,089)
Depreciation and amortization	6,791	7,053
Equity in loss of unconsolidated affiliate	—	1,630
Net unrealized loss on foreign currency transactions	1,064	1,530
Other non-cash transactions	2,834	731
Changes in assets and liabilities:
Accounts receivable	(29,980)	(7,168)
Inventories	(3,397)	(3,158)
Prepaid expenses and other assets	(12,690)	(3,013)
Accounts payable	(6,686)	541
Accrued liabilities	(8,538)	(595)
Deferred revenue (excluding net effect of change in accounting principle)	12,836	(4,015)

Net cash used in operating activities	(21,905)	(61,663)
INVESTING ACTIVITIES:
Purchases of marketable securities	(191,465)	(208,878)
Sales of marketable securities	69,560	63,616
Maturities of marketable securities	83,420	54,993
Capital expenditures	(8,271)	(11,037)

Net cash used in investing activities	(46,756)	(101,306)
FINANCING ACTIVITIES:
Proceeds from issuances of common stock	30,242	14,364
Repayments of long-term debt	(897)	(1,252)

Net cash provided by financing activities	29,345	13,112
Effect of exchange rate on cash	(1,017)	(514)

Net decrease in cash and cash equivalents	(40,333)	(150,371)
Cash and cash equivalents at beginning of period	162,339	197,292

Cash and cash equivalents at end of period	$122,006	$46,921

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
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

        On February 22, 2001 and on March 8, 2002, we implemented two-for-one stock splits in the form of stock dividends. All share and per share amounts for all periods presented have been restated to reflect both of these splits.

Per Share Computations

        For the three and six months ended June 30, 2002, basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share for the periods in 2002 includes the effects of approximately 11.2 million and 11.7 million stock options and warrants for the three- and six-month periods, respectively. It does not include the effect of the $250.0 million 5% convertible notes which would convert to approximately 10.2 million shares, as their effect is antidilutive. For the three and six months ended June 30, 2001, both basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding during the period. The convertible notes, stock options and warrants were excluded from the computation of diluted loss per share in 2001, as their effect is antidilutive.

2. Cumulative Effect of Change in Accounting Principle

        Gilead adopted Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138, collectively referred to as SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. The change was accounted for as the cumulative effect of a change in accounting principle.

3. Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. As Gilead has not accounted for any business combinations under the purchase method of accounting, the adoption of SFAS 141 and SFAS 142 did not have a material impact on the Company's financial position or results of operations.

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

4. Inventories

        Inventories are summarized as follows (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$16,593	$18,086
Work in process	15,668	10,004
Finished goods	10,416	11,190

Total inventories	$42,677	$39,280

5. Collaborative Arrangements and Contracts

        In April 2002, Gilead and GlaxoSmithKline (GSK) entered into a licensing agreement providing GSK the rights to commercialize adefovir dipivoxil, Gilead's investigational antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, Gilead retained rights to adefovir dipivoxil in the United States, Canada, Eastern and Western Europe, Australia and New Zealand. GSK received exclusive rights to develop adefovir dipivoxil solely for the treatment of hepatitis B in all countries in all other territories, the most significant of which include China, Korea, Japan and Taiwan. Under the agreement, GSK paid Gilead an up-front licensing fee of $10 million, and Gilead is entitled to receive additional cash payments of up to $30 million upon achievement by GSK of certain regulatory, development and commercial milestones. GSK also will pay Gilead a royalty on net sales, if any, of adefovir dipivoxil in the GSK territories. GSK will have full responsibility for development and commercialization of adefovir dipivoxil in GSK's territories. The $10 million up-front fee has been recorded as deferred revenue and will be amortized into contract revenue over Gilead's remaining obligations under the agreement, up to a maximum of 14 years.

6. Litigation Settlement

        In 1997 we reached a settlement with Elan Corporation, plc (Elan, the successor company to The Liposome Company) in which both companies agreed to dismiss all legal proceedings involving AmBisome, Gilead's liposomal formulation of amphotericin B. Under the terms of the initial settlement agreement in 1997, we made an initial payment to Elan of $1.8 million and agreed to make additional royalty payments through 2006, based on AmBisome sales. In 1997, the Company recorded a $10.0 million accounting charge for the accrued litigation settlement expenses, representing the net present value of all future minimum payments we were required to make. In June 2002, Elan and Gilead entered into an agreement terminating the Company's remaining AmBisome payment obligations under the initial settlement agreement in exchange for a payment to Elan of $7.3 million. The excess of the $7.3 million settlement amount over the remaining accrued litigation settlement expenses balance of $6.0 million is being amortized over the remaining life of the patents.

7. Comprehensive Income (Loss)

        Following are the components of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income (loss)	$19,711	$(32,387)	$15,861	$(54,110)
Net foreign currency translation gain (loss)	(2,130)	(219)	(1,137)	63
Net unrealized gain (loss) on cash flow hedges	309	(334)	121	(383)
Net unrealized gain (loss) on available-for-sale securities	(10,777)	173	(21,522)	3,246

Comprehensive income (loss)	$7,113	$(32,767)	$(6,677)	$(51,184)

8. Disclosures about Segments of an Enterprise and Related Information

        The Company has determined that it has only one reportable segment because management has organized the business around its functional lines.

        Product sales, net consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
AmBisome®	$47,699	$38,912	$87,456	$80,813
Viread®	44,734	813	71,899	868
Other	1,355	1,840	5,144	4,948

Consolidated total	$93,788	$41,565	$164,499	$86,629

        The following table summarizes total revenues from external customers and collaborative partners by geographic region. Revenues are attributed to countries based on the location of Gilead's customer or collaborative partner (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
United States	$44,178	$10,809	$76,990	$23,544
United Kingdom	9,346	5,598	17,837	13,341
France	9,053	3,535	16,505	6,858
Spain	7,121	4,203	12,443	8,739
Switzerland	10,684	2,160	11,816	6,660
Italy	5,802	5,093	11,460	9,627
Germany	6,273	4,686	10,858	9,454
Other European countries	12,014	8,720	20,751	20,166
Other countries	4,892	5,883	9,119	10,134

Consolidated total	$109,363	$50,687	$187,779	$108,523

        For the six months ended June 30, 2002, product sales to any one customer did not exceed 10% of total revenues. Product sales to one customer accounted for approximately 12% of total revenues for the first six months of 2001. For the six months ended June 30, 2001, sales to and royalties from Fujisawa Healthcare, Inc. ("Fujisawa") were 17% of total revenue.

9. Subsequent Event

        In July 2002, the Company sold its shares of OSI Pharmaceuticals, Inc. (OSI) common stock for approximately $22.0 million. These shares were partial consideration for the sale of our oncology assets to OSI in December 2001, at which time they were recorded at a value of approximately $38.0 million. In connection with the sale of these shares, we recognized a non-operating loss of approximately $16.0 million that will be reflected in our results for the period ended September 30, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Gilead was incorporated in Delaware on June 22, 1987. We are an independent biopharmaceutical company focused on the discovery, development and commercialization of antivirals, antibacterials and antifungals to treat life-threatening infectious diseases. We are a multinational company, with revenues from five approved products and operations in ten countries. Currently, we market Viread® for the treatment of HIV infection, AmBisome®, an antifungal agent, DaunoXome®, a drug approved for the treatment of Kaposi's sarcoma, and Vistide® for the treatment of cytomegalovirus retinitis. Hoffmann-La Roche Inc. markets Tamiflu® for the treatment of influenza, under a collaborative agreement with Gilead. We are seeking to add to our existing portfolio of products through our clinical development programs, internal discovery programs and an active product acquisition and in-licensing strategy. Our internal discovery activities include identification of new molecular targets, target screening and medicinal chemistry. In addition, we are currently developing products to treat hepatitis B virus and HIV infection. We also have expertise in liposomal drug delivery technology that we use to develop drugs that are safer, easier for patients to tolerate and more effective.

        On February 22, 2001 and on March 8, 2002, we implemented two-for-one stock splits in the form of stock dividends. All share and per share amounts for all periods presented have been restated to reflect both of these splits.

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

        Viread Sales.    We expect to rely on sales of Viread for a significant portion of our operating income. A number of drugs to treat HIV infection and AIDS are currently sold or are in advanced stages of clinical development, including 17 products currently sold in the U.S. Among the companies that are significant competitors in the HIV/AIDS market are GlaxoSmithKline, Bristol-Myers Squibb, Hoffmann-La Roche, Pfizer, Merck, Boehringer-Ingelheim and Abbott Laboratories. Given the broad range of competitors and depth of their resources, it is too early to determine if Viread will achieve significant market penetration, particularly for use in treatment naïve patients given that the data supporting Viread's marketing approval is in a treatment experienced patient population.

        AmBisome Sales.    We also rely on sales of AmBisome for a significant portion of our operating income. There are lower priced products that compete with AmBisome; two products that compete with AmBisome that were recently approved in the U.S. and European Union; and products being developed that could compete with AmBisome in the future. If any of these antifungal products achieve further market acceptance, or if the antifungal products in development become commercially available, revenues from sales of AmBisome would likely decrease, resulting in a reduction of operating income.

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

        Governmental Legislation and Reimbursement Programs.    Regulatory, legal and legislative issues may adversely affect pricing and sales of our products. In the U.S., there is federal legislation that lowers the price for our products that are purchased or reimbursed by federal agencies, and some states have enacted legislation that can lower the prices for our products. In addition, there are a growing number of U.S. federal and state legislative proposals that if enacted would lower the price for our products. Many countries outside the U.S. have government sponsored health care programs that set lower drug prices and patient reimbursement levels. Our sales in countries with relatively higher prices may be reduced if products can be imported into those countries from lower price markets. This is of particular concern in the European Union where we are required to permit cross border sales and could be a concern in the U.S. if legislation easing import restrictions is enacted and applied.

        Compulsory Licensing and Generic Competition.    In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost. In some cases, governmental authorities have indicated that where pharmaceutical companies do not do so, their patents might not be enforceable to prevent generic competition. Some major pharmaceutical companies have greatly reduced prices for HIV drugs in certain developing countries. If certain countries do not permit enforcement of our patents, sales of Viread in those countries could be reduced by generic competition. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of Viread in those countries, thereby reducing our Viread sales, or we could respond to governmental concerns by reducing prices for Viread. In all of these situations, our results of operations could be adversely affected.

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

        Uncertain Financial Results.    We expect that our financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. The fluctuations can be caused by many factors that are beyond our control, including the risk factors listed above. We have never been profitable on a full-year operating basis and we may never achieve or sustain full-year operating profitability. As of June 30, 2002, our accumulated deficit was $437.9 million.

Critical Accounting Policies and Estimates

        Reference is made to "Critical Accounting Policies and Estimates" included on page 47 of our Annual Report on Form 10-K for the year ended December 31, 2001. As of the date of the filing of this Quarterly Report, the Company has not identified any critical accounting policies other than those discussed in our Annual Report for the year ended December 31, 2001 and has not otherwise concluded that any of these policies have become out of date or otherwise misleading.

Results of Operations

Revenues

        We had total revenues of $109.4 million for the quarter ended June 30, 2002 compared with $50.7 million for the quarter ended June 30, 2001. Total revenues were $187.8 million for the first half of 2002, and $108.5 million for the first half of 2001. Included in total revenues are net product sales, royalty income and contract revenue, including revenue recognized from manufacturing collaborations.

        Net product sales were $93.8 million for the three months ended June 30, 2002, compared with $41.6 million for the quarter ended June 30, 2001, representing an increase of 126%. This increase is primarily due to the significant contribution made by Viread in the current quarter to total product sales. As Viread was not approved until October 2001, minimal sales were made in the comparable period last year. Sales of AmBisome accounted for 51% of net product sales in the quarter ended June 30, 2002 compared to 94% of sales in the quarter ended June 30, 2001. Sales of AmBisome for the second quarter of 2002 increased 23% over the second quarter of 2001. Excluding the impact of foreign currencies relative to the U.S. Dollar, sales of AmBisome would have increased 17% in the second quarter of 2002 over the comparable period in 2001. Sales of Viread were $44.7 million in the second quarter of 2002, or 48% of net product sales. Of the $44.7 million, $34.5 million were U.S. sales and $10.2 million were European sales.

        In the first half of 2002, net product sales were $164.5 million, versus $86.6 million in the comparable period of 2001, an increase of 90%. Sales of AmBisome accounted for 53% of revenues from net product sales in the six months ended June 30, 2002. This compares to 93% in the six months ended June 30, 2001. Sales of AmBisome for the first six months of 2002 increased 8% over the comparable period of 2001. A significant majority of AmBisome sales is denominated in foreign currencies. Prior to January 2002, we did not hedge our exposure to the impact of fluctuating foreign exchange rates on forecasted sales. Effective January 2002, we began to use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the euro currency. In the first half of 2002, we also recognized $71.9 million in Viread sales representing 44% of net product sales. Of the $71.9 million, $56.4 million were U.S. sales and $15.5 million were European sales. We expect Viread sales to increase throughout 2002 and become a greater percentage of total revenues, although we cannot predict with any certainty what our actual Viread sales will be in 2002.

        Net royalty revenue was $6.7 million for the second quarter of 2002 compared with $6.4 million for the same period in 2001 and $12.1 million for the first half of 2002 versus $12.6 million for the comparable period in 2001. Royalties in the second quarter ended June 30, 2002 included $4.1 million from Fujisawa for sales of AmBisome in the United States. Royalties received from Fujisawa for the comparable period in 2001 were $4.2 million. For the six months ended June 30, 2002, royalties received from Fujisawa were $8.0 million compared with $7.9 million in the first half of 2001. Additionally, we received $2.4 million in the quarter ended June 30, 2002 from Roche for sales of Tamiflu worldwide. Royalties received from Roche in the quarter ended June 30, 2001 were $1.8 million. For the first half of 2002, royalties received from Roche were $3.4 million compared with $3.9 million in the first half of 2001. We record royalties from Roche in the quarter following the quarter in which the related Tamiflu sales occur.

        Total contract revenue was $8.8 million for the quarter ended June 30, 2002 versus $2.7 million for the comparable quarter in 2001. This increase is attributable to a milestone payment of $8.0 million received from Roche as a result of the June 2002 European approval for Tamiflu. Contract revenue for the second quarter of 2001 consisted primarily of $0.8 million related to marketing agreements, and recognition of $1.5 million related to work performed on behalf of Sumitomo Pharmaceuticals Co. Total contract revenue for the first half of 2002 was $11.2 million versus $9.3 million in the same period of 2001.

Costs and Expenses

        Cost of goods sold was $17.7 million, or 19% of net product sales, for the quarter ended June 30, 2002, and $10.8 million, or 26% of net product sales, for the quarter ended June 30, 2001. For the first half of 2002, cost of goods sold was $29.8 million, or 18% of net product sales, versus $21.4 million, or 25% of net product sales, for the first half of 2001. The improvement is primarily driven by product mix as Viread, a higher margin product, contributed significantly to net product sales in the second quarter and first half of 2002, whereas minimal sales of Viread were recorded in the second quarter and first six months of 2001.

        In connection with most of our European product sales, we price our products in the currency of the country into which the products are sold. A significant majority of our manufacturing costs are in U.S. Dollars. An increase in the value of these foreign currencies relative to the U.S. Dollar will positively impact gross margins since our manufacturing costs will remain approximately the same while our revenues, which are reported in U.S. Dollars, will increase. Except for the potential impact of unpredictable and uncontrollable changes in exchange rates relative to the U.S. Dollar and the mix of product sales between Viread and AmBisome, we expect that cost of goods sold as a percentage of net product sales for the full year 2002 will be approximately 20%, an improvement from the 23% amount reported for the year 2001.

        Research and development ("R&D") expenses for the second quarter of 2002 were $30.9 million, compared to $44.1 million for the second quarter of 2001, a decrease of 30%. For the first half of 2002, R&D expenses were $64.4 million versus $95.2 million for the same period last year, a decrease of 32%. The substantially lower spending for each comparable period can be attributed to the reduction in expenses associated with the Phase III clinical program for Viread, which was approved in October 2001, and the elimination of expenses associated with our oncology program as a result of the divestiture of our oncology program to OSI in December 2001. The decline for the first six months of 2002 compared to the same period last year is also attributable to the recognition of $10.6 million of a

$13.0 million up-front license fee paid to Cubist Pharmaceuticals related to the European licensing agreement for daptomycin signed in January 2001. Based on current budgeted programs, we expect R&D expenses for the full year 2002 to be approximately $130 million to $140 million, or 20% to 30% lower than 2001, reflecting the sale of our oncology assets to OSI in December 2001 and the decreasing levels of activity associated with the U.S. and European expanded access programs for Viread.

        Selling, general and administrative ("SG&A") expenses were $41.6 million for the second quarter of 2002, compared with $29.7 million for the second quarter of 2001. For the first half of 2002, SG&A expenses were $81.4 million versus $51.6 million for the first half of 2001. The increase for each comparable period was due to our global marketing efforts and the expansion of Gilead's U.S. and European sales forces to support the commercial launch of Viread. For all of fiscal 2002, we expect SG&A expenses to be approximately $170 million to $180 million, or 35% to 45% higher than 2001 levels, primarily due to the increase in marketing activities associated with the launch of Viread in the U.S. and European Union and also our preparation for the potential commercial launch of adefovir dipivoxil for hepatitis B virus (HBV) infection.

Interest Income and Interest Expense

        We reported interest income of $4.6 million for the quarter ended June 30, 2002, compared with $6.5 million for the same period in 2001. Interest income was $10.2 million for the first half of 2002 versus $13.9 million for the first half of 2001. The decrease for each comparable period is attributable to the significant decline in interest rates over the past year, partially offset by interest income earned on the proceeds from the Company's divestiture of the oncology assets to OSI.

        Interest expense was $3.5 million for the quarter ended June 30, 2002, compared with $3.4 million for the same period in 2001. For the first half of 2002, interest expense was $6.9 million versus $7.0 million for the same period in 2001. The largest component of interest expense for each period was interest on our $250.0 million, 5% convertible subordinated notes due in December 2007.

Income Taxes

        Income tax expense was $0.6 million for the quarter ended June 30, 2002, compared to $0.3 million for the same period in 2001. For the first half of 2002, we recorded an income tax benefit of $0.3 million, compared to income tax expense of $0.8 million for the same period in 2001. The benefit recorded in the first half of 2002 arose primarily from a change in U.S. income tax law during the first quarter of 2002. This law allows net operating loss carryforward deductions to offset 100% of alternative minimum taxable income, resulting in a U.S. income tax refund receivable of $1.3 million. This refund was offset in part by provisions for income taxes payable in foreign jurisdictions. Our provision for income taxes for the three months ended June 30, 2002 and for the three and six months ended June 30, 2001 arose principally from taxes payable in foreign jurisdictions.

Liquidity and Capital Resources

        Cash, cash equivalents and marketable securities totaled $559.5 million at June 30, 2002, down from $582.9 million at December 31, 2001. Cash, including proceeds of $30.2 million from the issuances of common stock under employee plans in the six months ended June 30, 2002, was used primarily to fund operating activities.

        Our accounts receivable balance at June 30, 2002 was $101.5 million compared to a balance of $74.2 million at December 31, 2001. The $27.3 million growth in accounts receivable is due primarily to an increase in net product sales, particularly Viread. In certain countries where payments are typically slow, primarily Greece, Spain, Portugal and Italy, our accounts receivable balances are significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At June 30, 2002, our past due accounts receivable for Greece, Spain, Portugal and Italy totaled approximately $44.1 million, of which $30.2 million was more than 120 days past due. This compares to past due receivables of approximately $28.7 million at December 31, 2001 for these same countries, of which $14.9 million was more than 120 days past due. To date, we have experienced only modest losses with respect to the collection of our accounts receivable and believe that substantially all past due accounts receivable, including those due from customers in these four countries, are collectible. We continually seek to improve our collection processes to ensure that we fully collect amounts due to us from product sales and that collections are timely.

        Other significant changes in working capital during the six months ended June 30, 2002 included an $11.3 million increase in other current assets due primarily to the recognition of an $8.0 million receivable from Roche as a result of the European approval for Tamiflu. Accounts payable declined $6.7 million, primarily due to the timing of payments to vendors and lower operating expense levels compared to the fourth quarter of 2001. Accrued clinical expenses also decreased in the six months ended June 30, 2002, primarily due to the decreasing activity associated with the clinical program for Viread. Deferred revenue increased by $13.1 million, primarily due to the receipt of a $10.0 million up-front fee from GSK as part of the licensing agreement providing GSK the rights to develop and commercialize adefovir dipivoxil (see note 5 of the Notes to Condensed Consolidated Financial Statements).

        We do not have any "special purpose" entities that are unconsolidated in our financial statements. We are also not involved in any non-exchange traded commodity contracts accounted for at fair value. We have no commercial commitments with related parties, except for employee loans. We have contractual obligations in the form of capital and operating leases, notes payable and clinical research organization contracts.

        We believe that our existing capital resources, which include all fixed income and equity securities, supplemented by net product sales and contract and royalty revenues, will be adequate to satisfy our capital needs for the foreseeable future. Our future capital requirements will depend on many factors, including:

  •
  the commercial performance of AmBisome and Viread,

  •
  regulatory approval of adefovir dipivoxil and if approved, its commercial performance,

  •
  the commercial performance of any of our other products in development that receive commercial approval,

  •
  the progress of our research and development efforts,

  •
  the success of our partners' research, development and commercialization efforts for the products they have partnered with us,

  •
  the scope and results of preclinical studies and clinical trials,

  •
  the cost, timing and outcome of regulatory reviews,

  •
  the rate of technological advances,

  •
  determinations as to the commercial potential of our products under development,

  •
  administrative expenses,

  •
  the status of competitive products,

  •
  the establishment of manufacturing capacity or third-party manufacturing arrangements,

  •
  the expansion of sales and marketing capabilities,

  •
  our possible geographic expansion, and

  •
  the establishment of additional collaborative relationships with other companies.

        We may in the future require additional funding, which could be in the form of proceeds from equity or debt financings or additional collaborative agreements with corporate partners. If such funding is required, we cannot be assured that it will be available on favorable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2002, our $250.0 million convertible subordinated notes had a fair value of $384.1 million. There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Annual Meeting of Stockholders was held on May 22, 2002 in Redwood City, California. Of the 194,785,959 shares of Gilead Common Stock entitled to vote at the meeting, 175,640,007 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

        The stockholders elected eight directors to serve for the ensuing year and until their successors are elected. The votes regarding the election of directors were as follows:

Name	Shares Voted For	Votes Withheld
Paul Berg	175,398,787	241,220
Etienne F. Davignon	175,347,647	292,360
James M. Denny	175,347,805	292,202
Cordell W. Hull	175,156,682	483,325
John C. Martin	175,293,536	346,471
Gordon E. Moore	175,159,041	480,966
George P. Shultz	175,141,324	498,683
Gayle E. Wilson	175,329,302	310,705

        The stockholders approved the amendment and restatement of the 1991 Stock Option Plan and to increase the total number of shares of common stock authorized for issuance under the plan from 47,000,000 to 53,000,000. There were 112,336,988 votes cast for the proposal, 63,042,863 votes cast against, 260,154 abstentions, and no broker non-votes.

        The stockholders approved the amendment and restatement of the 1995 Non-Employee Director's Stock Option Plan and to increase the total number of shares of common stock authorized for issuance under the plan from 2,200,000 to 2,800,000. There were 116,007,884 votes cast for the proposal, 59,357,685 votes cast against, 274,436 abstentions, and no broker non-votes.

        The stockholders approved the ratification of Ernst & Young LLP as Gilead's independent auditors for the year ending December 31, 2002. There were 172,056,797 votes cast for the proposal, 3,507,726 votes cast against, 75,484 abstentions, and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
No. 10.39 Licensing Agreement, dated April 26, 2002, by and between Gilead World Markets, Limited and Glaxo Group Limited. *
No. 99.1 Certification
(b)	Reports on Form 8-K
None.
*
Confidential treatment requested as to specific portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: August 12, 2002	/s/ JOHN C. MARTIN John C. Martin President and Chief Executive Officer

Date: August 12, 2002	/s/ JOHN F. MILLIGAN John F. Milligan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

GILEAD SCIENCES, INC. INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
GILEAD SCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)
GILEAD SCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
GILEAD SCIENCES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES