Form 10-K
period 2002-12-31
GILEAD SCIENCES INC
filed 2003-03-14
CIK 882095

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
COMMON STOCK $.001 PAR VALUE
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Stock Market on June 28, 2002 was $4,416,100,000.*

        The number of shares outstanding of the Registrant's Common Stock on February 28, 2003 was 198,503,361.

DOCUMENTS INCORPORATED BY REFERENCE

        Specified portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting are incorporated by reference into Part III of this Report.

*
Based on a closing price of $32.88 per share. Excludes 61,476,550 shares of the registrant's common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

GILEAD SCIENCES, INC.
2002 Form 10-K Annual Report
Table of Contents

We own or have rights to various trademarks, copyrights and trade names used in our business including the following: GILEAD®, GILEAD SCIENCES®, HEPSERA™, Leaf and Shield Design, Leaf and Shield Design (b/w), Liver Design, Tablet Design (b/w), Tablet Design (color), VIREAD®, VISTIDE®, DAUNOXOME®, AMBISOME®. TAMIFLU™ is a registered trademark belonging to Hoffmann-La Roche. This report also includes other trademarks, service marks and trade names of other companies.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements and Risk Factors

        This report includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the heading "Risk Factors That Affect Gilead" at page 23. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. When used in the report, unless otherwise indicated, "we," "our" and "us" refers to Gilead and its subsidiaries.

Overview

        Gilead Sciences, Inc. is a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases worldwide. We have six products that are currently marketed in the U.S., five of which are also marketed in other countries worldwide. Our research and clinical programs are focused on anti-infectives, including antivirals and antifungals. We endeavor to grow our existing portfolio of products through proprietary clinical development programs, internal discovery programs and an active product acquisition and in-licensing strategy.

        Our worldwide headquarters are in Foster City, California and our European headquarters are in Paris, France. We were incorporated in Delaware on June 22, 1987.

        On January 23, 2003, we completed the acquisition of all of the outstanding stock of Triangle Pharmaceuticals, Inc. (Triangle), which is now a wholly-owned subsidiary of Gilead. The aggregate preliminary purchase price was $525.0 million, including the cash paid for the outstanding stock, the fair value of options assumed, estimated direct transaction costs and employee termination costs. Triangle develops drug candidates in the antiviral area, with a particular focus on potential therapies for HIV, including AIDS, and the hepatitis B virus. Triangle's portfolio consists of several drug candidates in clinical trials, including emtricitabine for the treatment of HIV infection, emtricitabine for the treatment of hepatitis B, amdoxovir for the treatment of HIV infection and clevudine for the treatment of hepatitis B. Triangle has filed marketing applications for emtricitabine for the treatment of HIV in the United States and the European Union.

Our Products

  •
  Viread is approved for sale and is sold in the U.S. by our U.S. commercial team for use in combination with other antiretroviral agents for the treatment of HIV infection and in the European Union by our European commercial team for use in combination with other antiretroviral agents for the treatment of HIV infection in patients who are experiencing early virological failure.

  •
  AmBisome is approved for sale and is sold in more than 45 countries for the treatment of life-threatening fungal infections and in some of these countries for prevention of such infections. We market AmBisome in the major countries of Europe and co-promote AmBisome in the U.S. with Fujisawa Healthcare, Inc. (Fujisawa).

  •
  Hepsera is approved for sale and is sold in the U.S. by our U.S. commercial team for the treatment of chronic hepatitis B. Hepsera received marketing approval in the European Union in March 2003.

  •
  Tamiflu is approved for sale and is sold by our corporate partner Hoffmann-La Roche (Roche) in more than 60 countries, including the U.S. and the European Union, for the prevention and treatment of influenza.

  •
  Vistide is approved for sale and is sold in the U.S. by our U.S. commercial team, and by Gilead's ex-U.S. partner, Pharmacia Corporation (Pharmacia), in 25 countries for the treatment of cytomegalovirus (CMV) retinitis in patients with AIDS.

  •
  DaunoXome is approved for sale and is sold in more than 20 countries for the treatment of AIDS-related Kaposi's sarcoma. It is sold in the U.S. by our U.S. commercial team and by independent distributors abroad.

        In 2002, we earned revenues of $444.3 million from sales of and royalties on these products. Of this amount, sales of Viread generated aggregate product sales and royalty revenues of $225.8 million, or 48% of our total revenues, and sales of AmBisome generated aggregate product sales and royalty revenues of $201.4 million, or 43% of our total revenues. We earned revenues from sales of, and royalties on, all our products in the U.S. of $206.4 million in 2002, $53.3 million in 2001 and $30.5 million in 2000. Outside of the U.S., we earned revenues from sales of, and royalties on, all of our products of $237.9 million in 2002, $160.7 million in 2001 and $143.6 million in 2000.

  Viread (tenofovir disoproxil fumarate)

        Viread is an oral formulation of a nucleotide analogue reverse transcriptase inhibitor, tenofovir DF, dosed once a day as part of combination therapy to treat HIV infection in adults. The drug works by blocking reverse transcriptase, an enzyme involved in the replication of HIV. We sell Viread in the U.S. through our U.S. commercial team and in the major European countries through our European commercial team. See "Commercial Operations."

        The U.S. Food and Drug Administration (FDA) approved Viread for marketing in the U.S. in October 2001 and the European Agency for the Evaluation of Medicinal Products (EMEA) granted similar approval in the European Union in February 2002. In the U.S., Viread is approved for use in combination with other antiretroviral agents for the treatment of HIV infection. This indication is based on analyses of plasma HIV RNA levels and CD4 cell counts in a controlled study of Viread of 24 weeks duration (Study 902) and in a controlled, dose-ranging study of Viread of 48 weeks duration (Study 907). Both studies were conducted in treatment-experienced adults with evidence of HIV viral replication despite ongoing antiretroviral therapy.

        Studies in patients who had not previously received antiretroviral therapy, or "antiretroviral-naïve patients," are ongoing. In February 2003, we reported 96-week data from an on-going three-year, randomized, double-blind clinical trial (Study 903) designed to compare the efficacy and safety of a combination treatment regimen of Viread, lamivudine (3TC) and efavirenz to a combination treatment regimen of stavudine (d4T), lamivudine and efavirenz in 600 antiretroviral-naïve patients with HIV infection. Data from Study 903 demonstrates that treatment-naïve patients who received Viread experienced substantially less lipodystrophy and lower elevations in fasting cholesterol and triglyceride levels, as well as improved levels of limb fat and weight gain, while achieving similar reductions in HIV viral load and increases in CD4 cell counts, compared to those who received stavudine. Adverse events were reported in less than two percent of patients and included rash, bacterial infection, depression, fever and pneumonia. There was a low discontinuation rate of approximately 15 percent in each arm of the study. This 96-week data supplements the 48-week results from Study 903 that we submitted to the FDA in support of the use of Viread in patients who have not had prior HIV therapy. We intend to submit this 96-week data for potential inclusion in our U.S. and European labels. We cannot predict whether or not the FDA and the EMEA will accept our interpretation of the data and approve a label indicating Viread for use in patients who have not had prior HIV therapy based on such data. Approval of the 48-week data from Study 903 was recommended by the Committee for Proprietary Medicinal Products (CPMP) in February 2003.

        One of the major challenges in treating HIV-infected patients is drug resistance. Because many of the existing therapies for treating HIV infection and AIDS rely on similarly-designed drug processes, patients who have developed resistance to one drug often develop resistance to other drugs within the same class. We believe that Viread, where approved by regulatory authorities, offers advantages over other approved HIV treatments because available data have shown that few patients have developed resistance to Viread and that Viread is effective in treating patients who have developed resistance to other therapies. We cannot be certain, however, that the resistance data we may obtain upon completion of our Phase 3 clinical trials will show similar resistance characteristics to the 48-week data from Study 907 or the data we obtained from the more limited Phase 2 clinical trials.

        Another major concern in HIV treatment is convenience of dosing. While combination therapies have a positive impact, they require HIV-infected patients to take numerous drugs. Some of these drugs require multiple doses every day and many have timing and dietary restrictions. This not only results in inconvenience for patients but also contributes to patients missing doses or not adhering to their therapy. Viread is approved to be administered as a once-daily oral pill, which is a schedule that may be appealing to HIV-infected patients and their physicians.

        The HIV competitive landscape is becoming more crowded and complicated as treatment trends continue to evolve. Twenty branded anti-HIV drugs are currently sold in the U.S. and many others are in advance stages of clinical development. See "Competition."

        We have an exclusive, worldwide license to patent rights and related technology for Viread from the Institute of Organic Chemistry and Biochemistry (part of the Academy of Sciences of the Czech Republic) and Rega Stichting v.z.w. (together, IOCB/REGA) and are obligated to pay a percentage of net revenues from sales of Viread in the U.S., the European Union, and any other countries where the product is approved and has patent protection, to IOCB/REGA. See "Academic and Consulting Relationships—IOCB/REGA."

  AmBisome (amphotericin B liposome for injection)

        AmBisome is a proprietary liposomal formulation of amphotericin B. Amphotericin B is a powerful antifungal agent that is known for its ability to treat serious invasive fungal infections caused by various fungal species. These infections are generally life threatening, particularly in patients who have depressed immune systems due to aggressive chemotherapy regimens, stem cell or organ transplant or HIV infection. AmBisome treatment also has serious side effects, including kidney toxicity. Studies show, however, that by delivering amphotericin B in our proprietary liposomal formulation, AmBisome reduces the rate and severity of kidney toxicity and injection-related reactions and allows these patients to receive higher doses of amphotericin B.

        AmBisome is approved for sale in more than 45 countries, including the U.S., all of the European Union, most of the rest of Europe, Australia, Canada, and several countries in the Middle East, Latin America and Asia. In more than 20 of the countries where AmBisome is approved, including the U.S., we are authorized to promote AmBisome for empirical treatment of fungal infections, i.e. treatment of patients where a strong suspicion, without definite confirmation, exists for a potentially life-threatening invasive fungal infection. In the remaining countries where AmBisome is approved for sale, it is approved for use either as first-line treatment of serious invasive fungal infection or as second-line treatment after conventional amphotericin B therapy fails or when conventional amphotericin B cannot be tolerated. Finally, AmBisome is approved in a number of countries for various other indications, for example, cryptococcal meningitis in AIDS patients, prophylaxis in liver transplant patients and visceral leishmaniasis.

        In the U.S., we co-promote AmBisome with Fujisawa through our U.S. commercial team. Our agreement with Fujisawa entitles us to a percentage of revenues generated from these sales and provides that Fujisawa purchases AmBisome from us at our manufacturing cost. See "Collaborative Relationships—Fujisawa." In the major European countries and in Australia, we sell AmBisome through our international commercial teams; in certain other countries we sell AmBisome through independent distributors. Most of our revenues from AmBisome are in Europe, and we expect this to be the case for the foreseeable future. We have licensed commercial rights for AmBisome in Japan to Sumitomo Pharmaceuticals Co., Ltd. (Sumitomo) in exchange for royalties generated from those activities; however, AmBisome is not yet approved for sale in Japan.

        AmBisome faces strong competition from several current competitors, and expected competitors whose treatments are in late stage clinical trials. See "Competition." Competition from these current and expected competitors is likely to erode the revenues we receive from sales of AmBisome.

  Hepsera (adefovir dipivoxil)

        Hepsera is an oral formulation of a nucleotide analogue HBV DNA polymerase inhibitor, adefovir dipivoxil, dosed once a day to treat chronic hepatitis B. Hepatitis B is caused by the highly contagious hepatitis B (HBV) virus and can cause acute liver failure. Some patients develop a chronic hepatitis B infection, which over many years can lead to complications, such as cirrhosis, liver cancer and liver failure, and in approximately 33% of patients can result in death. According to recent estimates from the World Health Organization and the Centers for Disease Control, there are over 400 million people worldwide and about 1.25 million people in the U.S. who have chronic hepatitis B. There are about one million deaths attributable to chronic hepatitis B worldwide each year, and it is one of the ten leading causes of death worldwide. Hepsera disables HBV by interfering with the activity of an enzyme known as HBV polymerase, which is necessary for the virus to replicate.

        Our applications for U.S. and European Union marketing authorizations included data from two separate Phase 3 clinical trials designed to evaluate the safety and effectiveness of Hepsera in a 10mg dosage for treating patients with the hepatitis B virus. Both of our Phase 3 trials were designed as randomized, double-blind, placebo-controlled studies at clinical sites in the U.S., Canada, Europe, Australia and Southeast Asia. Study 437 evaluated Hepsera for treating patients who test positive for the HBV "e" antigen, the most common type of hepatitis B in the U.S. The other trial, Study 438, evaluated Hepsera for treating patients with a type of hepatitis B known as "precore mutant hepatitis B," the most common in Southeast Asian and the Mediterranean countries. Through 48 weeks, no adefovir-associated resistance mutations were identified in the hepatitis B patients treated in these clinical trials, which suggests that the development of resistance to Hepsera in hepatitis B patients may be delayed and infrequent. Consequently, we believe that Hepsera's resistance profile could make it an important drug for treating chronic hepatitis B. We cannot be certain, however, that the resistance data we may obtain from the continuing Phase 3 clinical trials on Hepsera will continue to show these resistance characteristics.

        Hepsera is approved for sale in the U.S. for the treatment of chronic hepatitis B in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active liver disease. Our U.S. commercial team sells Hepsera in the U.S. In March 2002, we applied for approval by the EMEA of Hepsera for treatment of chronic hepatitis B in the European Union. Approval by the EMEA was recommended by the CPMP in November 2002 and was received in March 2003. We plan to sell Hepsera in the major European Union countries through our European commercial team.

        A vaccine is available that can prevent the transmission of HBV, but it is not effective in people who already have become chronically infected with HBV. We expect that as this vaccine becomes more widely available, the incidence of new hepatitis B infections will decrease. However, even with these advances in the prevention of hepatitis B, the individuals suffering from chronic hepatitis B represent a patient pool with a significant risk of morbidity and mortality due to their underlying chronic viral infection.

        Chronic hepatitis B is most common in China and Southeast Asia. In December 2000, we received a clinical trials permit to initiate Phase 1 clinical trials in China. We commenced these clinical trials in June 2001. We have licensed the rights to commercialize Hepsera solely for the treatment of hepatitis B in China, Korea, Japan, Taiwan, the rest of Asia, Latin America and certain other territories to GlaxoSmithKline (GSK). As part of our approval to commence Phase 1 clinical trials in China, Hepsera was granted Class I designation which, if Hepsera is ultimately approved for sale in China, would give GSK 12 years of market exclusivity for Hepsera with respect to competitors who may otherwise be able to begin clinical development of adefovir dipivoxil following such approval. After receiving the Chinese government's approval of the Phase 1 study, we were given approval to move forward with the Phase 2/3 program, which began patient enrollment in December 2002.

        Several existing therapies for treating patients who are infected with HBV compete with Hepsera. These treatments represent significant competition for Hepsera. See "Competition."

        We have an exclusive, worldwide license to patent rights and related technology for adefovir dipivoxil from IOCB/REGA, and pay a percentage of net revenues from sales of Hepsera to IOCB/REGA in countries where the product has patent protection, including the U.S. and the member states of the European Union. In addition, we pay a small variable percentage of net revenues from U.S. sales of Hepsera to the M.D. Anderson Cancer Center. See "Academic and Consulting Relationships."

  Tamiflu (oseltamivir phosphate)

        Tamiflu is an oral pill for the treatment and prevention of influenza A and B. Tamiflu is in a class of prescription drugs called neuraminidase inhibitors that act by disabling all common strains of the flu virus and preventing the virus from spreading in a patient. When used as approved for the treatment of influenza, Tamiflu has been shown to reduce the duration of the flu in adults by an average of 30%, and to reduce the severity of flu symptoms and the incidence of secondary infections. When taken as approved for the prevention of influenza, studies have shown that Tamiflu is up to 92% effective in preventing the development of the flu.

        Tamiflu is approved in more than 60 countries for treatment of influenza, including the U.S., Japan and the European Union for treatment of influenza in children and adults. Tamiflu is also approved in the U.S. and the European Union for the prevention of influenza in adolescents and adults. We developed Tamiflu with Roche, and Roche has the exclusive right to manufacture and sell Tamiflu, subject to its obligation to pay us a percentage of the net revenues that Roche generates from Tamiflu sales. To date, Roche's sales of Tamiflu have been significantly below expectations. Moreover, Roche has experienced problems in the manufacturing and distribution of Tamiflu, which have reduced the net sales on which our royalty is based. This has not had a material effect on our revenues. See "Collaborative Relationships—Roche."

        There are several products that have been available to treat the flu for some time, but they have not been shown to be as effective or as safe as neuraminidase inhibitors. See "Competition."

        Tamiflu is not being marketed as an alternative to influenza vaccinations. We believe that influenza vaccinations will remain the most effective method of preventing the flu.

  Vistide (cidofovir injection)

        Vistide is an antiviral medication for the treatment of CMV retinitis in patients with AIDS. CMV retinitis is a condition characterized by lesions that form on a patient's retina that affects persons with weakened immune systems and is most common in patients with AIDS. If left untreated, CMV retinitis can lead to blindness.

        Vistide is approved for sale in the U.S., the European Union and several other countries. Demand for Vistide has been low and product revenues are immaterial. Our U.S. commercial team sells Vistide in the U.S. Outside the U.S., Pharmacia has the exclusive right to sell Vistide. Pharmacia pays us a percentage of revenues it generates from sales of Vistide. See "Collaborative Relationships—Pharmacia."

        The active agent in Vistide, cidofovir, is being considered as part of the U.S. government strategy for dealing with potential bioterrorism attacks involving smallpox, a life-threatening and highly communicable infectious disease. In laboratory tests, cidofovir has demonstrated activity against all 31 strains of the virus that causes smallpox. In current clinical trials of diluted smallpox vaccine conducted by the National Institute of Allergy and Infectious Diseases, cidofovir is being considered as a potential treatment for vaccinia infection, an adverse reaction sometimes caused by the smallpox vaccine. Additionally, the U.S. National Institutes of Health holds an IND that allows for the emergency use of cidofovir for smallpox outbreaks without marketing approval from the FDA. We do not know what the efficacy of cidofovir might be in such emergency use, or what side effects, if any, may appear with the use of cidofovir for smallpox. We also cannot predict whether the U.S. or other countries' governments may stockpile Vistide for the treatment of smallpox.

  DaunoXome (daunorubicin citrate liposome injection)

        DaunoXome is a liposomal formulation of the anticancer agent daunorubicin. It is a first-line therapy for treating patients who suffer from certain types of HIV-associated Kaposi's sarcoma, a disease characterized by widely disseminated lesions in the skin, mucous membranes, lymph nodes and viscera that can be life threatening for patients suffering from AIDS.

        DaunoXome is approved for sale in the U.S. and more than 20 other countries. We sell DaunoXome in the U.S. and sell it abroad through independent distributors. Demand for DaunoXome has been low and product revenues are immaterial.

Our Products in Clinical Trials

  Emtricitabine for HIV

        We acquired emtricitabine as a result of our acquisition of Triangle, completed in January 2003. A nucleoside analogue, emtricitabine has been shown to be an inhibitor of HIV and HBV replication in laboratory studies. Emtricitabine is an antiviral agent against HIV strains obtained from a geographically diverse set of HIV-infected patients. Laboratory studies have shown that emtricitabine shares cross-resistance patterns with lamivudine. The most common resistance mutation to these two agents also reverses resistance of HIV to AZT in some cases. Four Phase 3 clinical studies for emtricitabine have been completed, one in collaboration with the Agence Nationale de Recherches sur le Sida (ANRS) in France. One of these studies, Study FTC-301, compared emtricitabine (200 mg once-a-day) to stavudine (40 mg twice-a-day) in combination with didanosine (400 mg once-a-day) and efavirenz (600 mg once-a-day) in patients without previous antiretroviral therapy. In July 2002, this Study was unblinded on the recommendation of an independent data safety monitoring board (DSMB) established to provide oversight of the study. The interim results evaluated by the Study's DSMB showed that the emtricitabine arm was statistically superior to the stavudine arm for primary and secondary endpoints for safety and efficacy. Eighty-seven percent (87%) of the patients in the once-a-day emtricitabine arm had persistent virologic response through six months compared to 80% for the twice-daily stavudine arm. Patients in the emtricitabine arm also had significant improvements in immunologic function. In view of a compelling difference in favor of the emtricitabine arm, the DSMB recommended that the Study be unblinded and all patients be offered the regimen containing emtricitabine.

        An application for marketing approval for emtricitabine was submitted for the treatment of HIV in the U.S. in September 2002 and in the European Union in December 2002. Both applications have been accepted for review. In the U.S., the FDA has advised us that the date for review is July 3, 2003.

  Emtricitabine for Hepatitis B

        Emtricitabine has been shown to be an inhibitor of hepatitis B virus replication in patients chronically infected with HBV. We are currently in Phase 3 clinical development of emtricitabine for the treatment of chronic hepatitis B. Some of the development activities undertaken with emtricitabine for the treatment of HIV will also be used in the assessment of emtricitabine for the treatment of hepatitis B.

  Amdoxovir

        We acquired amdoxovir as a result of our acquisition of Triangle, completed in January 2003. Amdoxovir is a purine dioxolane nucleoside that may offer advantages over other nucleosides currently in the market because of its activity against drug resistant viruses as exhibited in laboratory studies. In early 2002, Triangle initiated two Phase 2 clinical trials on amdoxovir. In August 2002, the FDA placed the clinical development program for amdoxovir on partial clinical hold as a result of concerns over lenticular opacities, a possible side effect characterized by clouding of the lens of the eye. The extent to which amdoxovir increased the occurrence of lenticular opacities in patients receiving amdoxovir, if at all, is unknown. Patients in clinical studies who are benefiting from amdoxovir and new studies involving patients who have failed other treatments that contained a drug from each currently approved class of anti-HIV medications and require amdoxovir in their regimens may continue on treatment. Discussions with the FDA regarding the partial clinical hold are planned.

  Clevudine

        We acquired clevudine as a result of our acquisition of Triangle, completed in January 2003. Clevudine is a pyrimidine nucleoside analogue and has been shown to be a potent inhibitor of hepatitis B virus replication in laboratory studies. In November 1999, Triangle initiated Phase 1 studies, and we are currently conducting Phase 2 clinical trials of clevudine for the treatment of chronic hepatitis B. Chronic toxicology studies have been completed and reproductive toxicology studies are in progress.

  GS 7340

        GS 7340 is a novel nucleotide analogue reverse transcriptase inhibitor that, when processed in the body, yields tenofovir, the active chemical yielded by Viread, within cells. The chemical composition of GS 7340, however, may allow it to cross cell membranes more easily than Viread, leading to greater potency than Viread. In the first quarter of 2002, we began Phase 1/2 clinical trials of GS 7340 for the treatment of HIV infection.

Research & Development

        We have research scientists in Foster City and San Dimas, California and Durham, North Carolina engaged in the discovery and development of new molecules and technologies that we hope will lead to new medicines and novel formulations of existing drugs. Our therapeutic focus is in the areas of life threatening infectious diseases. In total, our research and development (R&D) expenses for 2002 were $134.8 million, compared with $185.6 million for 2001 and $132.3 million for 2000.

  Nucleotide Analogues

        Our scientists are working with our proprietary nucleotide analogues to develop treatments for viral infections. These compounds treat viral infections by interfering with the activity of certain enzymes that are necessary for the virus to grow.

        We believe that small molecule nucleotide analogues can offer advantages as therapeutics. First, these molecules have demonstrated ability to work in both infected and uninfected cells. This could enable us to develop drugs that not only treat a patient who is infected with a virus but that can also prevent a healthy person from becoming infected in the first place. Second, drugs developed using these molecules have been shown to have treatment activity in a patient for longer periods of time than other available drugs. This could enable us to develop drugs that require less frequent dosing and are thus more convenient for patients.

  HIV Protease Inhibitors

        We are evaluating a number of small molecule compounds known as "protease inhibitors" for the potential treatment of HIV infection. Protease inhibitors act by interfering with the activity of protease, an enzyme that, like reverse transcriptase, is necessary for replication of HIV. We have conducted a number of preclinical experiments on these compounds and have demonstrated that they have potent antiviral activity. Our lead candidate is GS 224338, which is currently undergoing extensive preclinical evaluations.

  Other Antiviral Research

        We are undertaking additional research in the area of treatment of viral diseases. Many of these efforts focus on potential targets in HIV for therapeutic drugs.

Liposomes

        We also have scientists focused on applying our proprietary liposomal drug delivery technology to develop safer, more effective and more convenient drugs. Liposomes are sub-microscopic hollow spheres into which drugs can be packed. We believe, and our research supports our belief, that we can influence the way compounds are released and distributed in the body by placing them in liposomes. This can, in turn, improve the safety and treatment benefits of such compounds.

Commercial Operations

        We have U.S. and international commercial sales operations. We have marketing subsidiaries in the United Kingdom, Germany, Italy, Spain, France, Portugal, Greece and Australia. Our commercial teams promote and sell Viread, Hepsera and AmBisome in the U.S., and Viread and AmBisome in Europe and Australia. AmBisome is also sold by Fujisawa in the U.S. We sell Vistide and DaunoXome in the U.S; and our commercial partner, Pharmacia, sells Vistide outside of the U.S.; and, we sell DaunoXome outside of the U.S. through independent distributors. Our commercial partner, Roche, promotes and sells Tamiflu everywhere it is sold.

        Our commercial teams promote Viread and Hepsera through direct field contact with physicians, hospitals, clinics and other healthcare providers who are involved in the treatment of patients with HIV (for Viread) or chronic hepatitis B (for Hepsera). They also promote AmBisome to infectious disease specialists, hospitals, home health care providers and cancer specialists.

        We have international commercial operations in Europe and Australia. The European commercial team is supported by medical, operational, financial, regulatory, manufacturing and human resources personnel located primarily in our European headquarters in Paris, France. The U.S. and Australian commercial teams are supported by our worldwide headquarters in Foster City, California. In some countries outside of the U.S., we have agreements with third-party distributors, including distributors in certain of the countries where we have marketing operations, to promote, sell and distribute Viread, AmBisome and DaunoXome. These international distribution agreements generally provide that the distributor has the exclusive right to sell Viread, AmBisome and DaunoXome in a particular country or several countries for a specified period of time.

        In January 2003, we announced a program pursuant to which we will be selling Viread at our cost to all countries in Africa and to the 15 other countries designated "Least Developed Countries" by the United Nations. We are taking steps to ensure that the Viread product sold under this program is used to serve patients in the developing world and not diverted to other markets. See "International Distribution."

        To support and expand the commercialization of Viread and Hepsera, we have significantly increased our sales force in the U.S. and are devoting additional marketing resources in the U.S. to improve our coverage of healthcare professionals treating HIV-infected and HBV-infected patients. We have also significantly increased the size of our commercial operations in Europe to manage the commercialization of Viread and the anticipated commercialization of Hepsera in the European Union. It is our current intention to retain the commercial rights to Hepsera and market it directly or through distributors in the U.S., Canada, Europe, Australia, New Zealand and Turkey.

        In April 2002, we entered into a licensing agreement with GSK, under which GSK received the rights to commercialize Hepsera in Asia, Latin America, Africa and certain other territories. Under the agreement, we retained rights to Hepsera in the U.S., Canada, Eastern and Western Europe, Australia, New Zealand and Turkey. GSK received exclusive rights to develop Hepsera solely for the treatment of hepatitis B in all other countries, the most significant of which include China, Korea, Japan and Taiwan. GSK will have full responsibility for development and commercialization of Hepsera in its territories.

        In the U.S., Viread, Hepsera and Vistide are returnable in their original, unopened containers up to one year beyond the expiration date or, if damaged when received by the customer. Our customers may return AmBisome or DaunoXome if the shelf life has expired or if the product is damaged or defective when the customer receives it. AmBisome has an approved shelf life of 36 months in the U.S. and 30 months in most European countries. DaunoXome has a shelf life of 52 weeks in the U.S. and most European countries. Viread has a shelf life of 24 months in the U.S. and the European Union. Hepsera has a shelf life of 24 months in the U.S. Additionally, certain governmental agency customers and state AIDS drug assistance programs are entitled to or receive discounts, and we are required to provide rebates under state Medicaid programs. To date, returns, rebates and discounts have not been material to our financial results. Fujisawa establishes the return policy for AmBisome in North America, and Roche establishes the return policy for Tamiflu. At the end of each flu season, there have been significant returns of Tamiflu to Roche, which reduces the net sales on which our royalty from Roche is based.

Collaborative Relationships

        As part of our business strategy, we establish collaborations with other companies to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring from other companies products or rights to products and technologies that are complementary to our business. The accounting for each of these relationships can be found in Note 9 to our consolidated financial statements included in this report. Our existing collaborative relationships are as follows:

Anadys Pharmaceuticals, Inc.

        In June 2002, we entered into a collaboration with Anadys Pharmaceuticals, Inc. to discover novel antiviral compounds. In addition to access fees and milestone payments and subject to some limitations, Gilead will pay Anadys royalties on any products developed under this research collaboration.

Archemix Corporation

        In October 2001, we entered into an agreement with Archemix Corporation (Archemix). Under this agreement we granted Archemix an exclusive sublicense to the SELEX technology to identify aptamers, subject to the exclusion of all development areas as to which rights have not already been granted or forfeited. Our rights to the SELEX technology derive from a license to us from University License Equity Holdings, Inc. (ULEHI), the successor to University Technology Corporation and its predecessor University Research Corporation. The financial terms of the agreement with Archemix provide for lump sum payments to us totaling $17.5 million. Archemix has now made these payments. We also received warrants to purchase Archemix stock under the agreement. As required by our agreements with ULEHI, we shared a portion of the cash payments and warrants with ULEHI. See "Academic and Consulting Relationships—University License Equity Holdings, Inc."

Bukwang Pharm. Ind. Co., Ltd.

        In February 1998, Triangle entered into, and we acquired as part of our acquisition of Triangle, a license agreement with Bukwang Pharm. Ind. Co., Ltd. (Bukwang) pursuant to which we received an exclusive license to all of Bukwang's rights to clevudine for use in the hepatitis B field, as well as all other human antiviral applications. This license includes all countries of the world except Korea. Under this license, we are obligated to make milestones and royalty payments to Bukwang, including an annual minimum royalty beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the clevudine technology.

GlaxoSmithKline

        In April 2002, we entered into a licensing agreement with GSK giving it exclusive rights to commercialize Hepsera solely for the treatment of hepatitis B in Asia, Latin America and certain other territories. In addition to fees, milestone payments and other contract revenues, GSK is required to pay us a percentage of any revenue they generate from sales of Hepsera in the licensed territories. Under our agreement with GSK, we are required to enter into clinical and commercial supply agreements with GSK under which we would be required to arrange to supply them with their clinical and commercial requirements at our fully burdened cost to do so, subject to reasonable forecasting and ordering procedures. Our agreement with GSK expires on an individual country basis the later of patent expiration or ten years from first commercial sale in the particular country. In addition, GSK has the right to electively terminate the agreement on 12 months notice to Gilead, subject to a fee for elective termination under some circumstances early during the term of the agreement.

EyeTech Pharmaceuticals

        In March 2000, we entered into an agreement with EyeTech Pharmaceuticals, Inc. (EyeTech) relating to a product named Macugen that it has developed for the treatment of age-related macular degeneration (AMD) and diabetic macular edema (DME). Gilead invented the compound upon which Macugen is based, NX 1838, using SELEX technology licensed to Gilead from ULEHI. See "Academic and Consulting Relationships—University License Equity Holdings, Inc." Gilead then licensed NX 1838 to EyeTech who further developed it into Macugen. Under its license from Gilead, EyeTech is required to pay us fees and milestone payments, as well as a percentage of any revenue they generate from worldwide sales of Macugen. Our agreement with EyeTech expires upon the later of ten years after first commercial sale of any product developed, or the date the last patent expires under the agreement. EyeTech granted Pfizer a sublicense relating to Macugen in December 2002. In December 2002, in connection with this sublicense, Gilead agreed to enter into a license with Pfizer on the same terms as contained in our agreement with EyeTech.

Roche

        In 1996, we entered into a collaboration agreement with Roche granting Roche exclusive worldwide rights to Tamiflu, as well as other proprietary influenza neuraminidase inhibitors. As of December 31, 2002, we have received license fees and milestone payments from Roche totaling $48.7 million relating to the execution of this agreement and to regulatory filings and approvals for Tamiflu. Roche also funded all of the research and development costs for Tamiflu, including reimbursement to us of $28.1 million for the period from January 1, 1997 through December 31, 2001. Under the agreement, Roche is responsible for pricing, manufacturing, promoting and selling Tamiflu on a worldwide basis and pays us a percentage of its net revenues from sales of Tamiflu, subject to reduction for certain defined manufacturing costs. Our agreement with Roche terminates on an individual country basis on the later of patent expiration or ten years from first commercial sale in the particular country. In addition, Roche has the right to terminate the agreement in its entirety or an individual country basis prior to expiration at any time upon 12 months notice.

Fujisawa

        In 1991, we entered into an agreement granting Fujisawa the exclusive right to promote and sell AmBisome in Canada and the primary responsibility to promote and sell AmBisome in the U.S. with Gilead as a co-promoter. Fujisawa pays us approximately 17% of Fujisawa's net revenues from sales of AmBisome in the U.S. We reserved the right to promote and sell AmBisome in the rest of the world, and pay Fujisawa 4% of our net revenues for AmBisome sales in significant Asian markets, including Japan, Korea, Taiwan, China and India. We manufacture all AmBisome that is sold worldwide. We sell AmBisome to Fujisawa for sale in the U.S. at a price equal to our cost to manufacture the product, and for sale in Canada at a price equal to our cost to manufacture the product, plus a specified percentage. Our agreement with Fujisawa terminates when the last patent covering AmBisome in the U.S. or Japan expires.

OSI Pharmaceuticals

        In December 2001, we sold to OSI Pharmaceuticals (OSI) our pipeline of clinical stage oncology products and related intellectual property, as well as our Boulder, Colorado operations. In consideration for the assets, we received from OSI $130.0 million in cash and 924,984 shares of OSI common stock. Additionally, OSI will pay us up to an additional $30.0 million in either cash or a combination of cash and OSI common stock upon the achievement by OSI of certain milestones related to the development of NX 211, the most advanced of the oncology product candidates. Separately, under a manufacturing agreement with OSI, we have agreed to produce for OSI liposomal formulations of two products, including NX 211, at our manufacturing facility in San Dimas, California.

Pharmacia

        In 1996, we entered into an agreement with Pharmacia relating to Vistide. Under this agreement, Pharmacia has the exclusive right to market and sell Vistide in all countries outside of the U.S., subject to payment to us of a percentage of net revenues. We are required to sell Pharmacia bulk Vistide and to maintain the Vistide patents. Our agreement with Pharmacia expires on an individual country basis upon patent expiration or ten years from first commercial sale in countries where the product is not covered by a patent. In addition, Pharmacia may terminate the agreement as a whole upon six months notice or upon notice on an individual country basis, three months before applying for marketing approval of a competitive product.

Sumitomo

        In 1996, we entered into an agreement with Sumitomo that gave Sumitomo the exclusive right to develop and market AmBisome in Japan. In addition to milestone payments, Sumitomo is required to pay us a percentage of any revenue they generate from Japanese sales of AmBisome. If AmBisome is approved for sale in Japan, we would manufacture AmBisome for sale by Sumitomo in Japan. The price that we would charge Sumitomo for the supply of AmBisome and the percentage of revenues that they would be required to pay to us would be determined by the price of AmBisome in Japan. Our agreement with Sumitomo terminates on the later of patent expiration in Japan or ten years from first commercial sale in Japan.

Termination of Agreement with Cubist Pharmaceuticals for Cidecin

        In September 2002, we jointly announced with Cubist Pharmaceuticals, Inc. the termination of our licensing agreement for the commercialization of Cidecin® (daptomycin for injection) and an oral formulation of daptomycin. The terminated license agreement, executed in January 2001, had granted us exclusive commercialization rights to these products in 16 European countries following regulatory approval. Under the terms of the termination agreement, we do not owe any future payments to Cubist, and Cubist reacquired all European rights to both products.

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

Emory University and University of Georgia Research Foundation, Inc.

        Emtricitabine.    In April 1996, Triangle obtained, and we acquired as part of our acquisition of Triangle, an exclusive worldwide license to all of Emory University's rights to purified forms of emtricitabine for use in the HIV and the hepatitis B fields. We are obligated to make certain milestone and royalty payments to Emory, including annual minimum royalties beginning the third year after the first FDA registration is granted for an anti-HIV product incorporating the emtricitabine technology in the U.S. and the third year after the first registration is granted for an anti-hepatitis B product incorporating the emtricitabine technology in certain major market countries, for the HIV and hepatitis B indications, respectively. In 2002, Triangle began paying license maintenance fees because development milestones had not yet been achieved.

        In May 1999, Emory and GSK settled their litigation pending in the United States District Court relating to emtricitabine, and we became the exclusive licensee of all U.S. and foreign patents and patent applications filed by Burroughs Wellcome Co. on the use of emtricitabine to treat hepatitis B.

Under the license and settlement agreements, we and Emory were also given access to development and clinical data and drug substance held by GSK relating to emtricitabine.

        In May 2002, Emory, GSK and Shire Pharmaceuticals Group, plc (Shire) settled worldwide patent disputes involving lamivudine and emtricitabine. Under the terms of the settlement, Emory received an exclusive license from Shire under Shire's patents relating to emtricitabine and methods for its use and manufacture and Shire and GSK received exclusive licenses under Emory's patents relating to lamivudine. Under the terms of our license agreement with Emory, we automatically acquired an exclusive sublicense to the Shire patents relating to emtricitabine granted under the terms of the settlement, thereby resolving all previously pending patent disputes regarding emtricitabine.

        Amdoxovir.    In March 1996, Triangle entered into, and we acquired as part of our acquisition of Triangle, a license agreement with Emory and the University of Georgia Research Foundation, Inc. (UGRF) pursuant to which we received an exclusive worldwide license to all of Emory's and UGRF's rights to a series of nucleoside analogues including amdoxovir and DXG (i.e., the active anti-HIV agent) for use in the HIV and hepatitis B fields. We are obligated to make milestone and royalty payments to Emory and UGRF. In March 1999, Triangle began paying license maintenance fees because development milestones had not yet been achieved. Beginning the third year after the first FDA registration is granted for an FDA-approved product incorporating the amdoxovir technology, we will be required to pay Emory and UGRF a minimum annual royalty.

        On August 30, 2002, Triangle resolved outstanding patent disputes involving amdoxovir with Shire. Under the terms of the settlement, Emory and UGRF received an exclusive license to Shire's patent rights covering amdoxovir and methods for its use and manufacture. Under the terms of this license agreement, we acquired an exclusive sublicense to these rights in exchange for an obligation to pay Shire an incremental royalty on future amdoxovir sales. Under the settlement agreement, Emory, UGRF and Gilead granted Shire an exclusive license under their patent rights to BCH-13520 and methods for its use and manufacture.

        Both of the license agreements with Emory terminate upon the later of patent expiration or the expiration of our obligation to pay royalties. In addition, we have the right to terminate the agreement in its entirety or with respect to one or both indications (HIV and HBV) in one or more countries prior to expiration at any time upon 90 days notice.

M.D. Anderson Cancer Center

        In 1994, we entered into an agreement with the M.D. Anderson Cancer Center relating to Hepsera. Under this agreement, we currently pay M.D. Anderson Cancer Center a percentage of net revenues based upon sales of Hepsera. The agreement with M.D. Anderson Cancer Center terminates the later of patent expiration or ten years from first commercial sale.

IOCB/REGA

        In 1991 and 1992, we entered into agreements with IOCB/REGA relating to Viread, Hepsera and Vistide. Under these agreements, we received from IOCB/REGA the exclusive right to manufacture, use and sell the nucleotide compounds covered by these agreements. We currently pay 3% of net revenues based upon sales of Viread, Hepsera and Vistide to IOCB/REGA. The agreements with IOCB/REGA terminate on an individual country basis the later of patent expiration or ten years from first commercial sale. In addition, IOCB/REGA may terminate the licenses for a particular product in a key market in the absence of commercial sales of that product within 12 months after regulatory approval.

University License Equity Holdings, Inc.

        We have an ongoing collaborative arrangement with University License Equity Holdings, Inc. (ULEHI), a technology holding company for the University of Colorado at Boulder, relating to its SELEX technology to identify aptamers. Under this arrangement, ULEHI has granted us all of its present and future rights to inventions covered by patents and patent applications for SELEX technology, improvements to SELEX technology it makes or discovers, oligonucleotides or other molecules it makes using SELEX technology and computer software related to SELEX technology. We are required to pay ULEHI certain variable royalties based on revenues generated from sales of products derived using the SELEX technology.

Developing World Collaborations

The Bill & Melinda Gates Foundation & Family Health International

        In October 2002, we entered into an agreement with the Bill & Melinda Gates Foundation and Family Health International (FHI) to provide Viread for FHI's multinational clinical trial evaluating Viread's effectiveness as a method of reducing the risk of HIV infection among sexually active adults who are regularly exposed to HIV. The clinical trials, to be conducted by FHI, are funded by a $6.5 million, three-year grant from the Gates Foundation.

The DART Study

        In November 2002, we entered into a collaborative agreement with the Medical Research Council (MRC) of the United Kingdom, Boehringer Ingelheim GmBH, and GSK in connection with a five-year clinical study conducted by the MRC on antiretroviral HIV therapy in Africa. The trial is called the DART Trial (Development of AntiRetroviral Therapy in Africa) and is aimed at studying clinical versus laboratory monitoring practices, and structured treatment interruptions versus continuous antiretroviral therapy in adults with HIV infection in sub-Saharan Africa. We will provide Viread at no cost for the DART study.

The Institute for One World Health

        In January 2003, we entered into an agreement with the Institute for One World Health, pursuant to which we will provide AmBisome at our cost for a Phase 3 clinical trial evaluating AmBisome for the treatment of visceral leishmaniasis with paromomycin in India, which has the greatest global burden of visceral leishmaniasis. The clinical trial will be conducted by the Institute for One World Health in partnership with the World Health Organization.

International Distribution

        We have various agreements with distributors in Europe, Asia, Latin America, the Middle East and Africa that grant these distributors the exclusive right to sell AmBisome, and in some cases DaunoXome, in a particular country or countries for a specified period of time. Most of these agreements also provide for collaborative efforts between us and the distributor for obtaining regulatory approval for the product in the particular country and for marketing the product in the country. Most of these agreements establish a price that the distributor must pay for our product and require us to deliver quantities of the product ordered by the distributor. We entered into similar distribution agreements for Viread in countries where we do not promote and sell it directly.

        In January 2003, we announced a program pursuant to which we will supply Viread at our cost to all countries in Africa and to the 15 other countries designated "Least Developed Countries" by the United Nations. This humanitarian effort is in recognition of the extreme impact HIV disease has had in these resource-poor countries. Over 70% of the world's cases of HIV are located in these countries.

We are taking steps to ensure that the Viread product sold under this program is used to serve patients in the developing world and not diverted to other markets.

Manufacturing

AmBisome and DaunoXome

        We manufacture AmBisome and DaunoXome in commercial quantities in two separate but adjacent facilities in San Dimas, California. The Medicines Control Agency of the United Kingdom and the FDA have approved the commercial production of each of AmBisome and DaunoXome in the facility in which it is produced. To import AmBisome and DaunoXome into the European Union, we own a manufacturing facility in Dublin, Ireland where we perform quality control testing, final labeling, packaging and distribution for the European Union and elsewhere.

        We use commercially available materials and equipment to manufacture these products. Currently, we obtain the amphotericin B that we use to manufacture AmBisome, the daunorubicin HCl and distearoylphosphatidylcholine that we use to manufacture DaunoXome, and the cholesterol that we use to manufacture both AmBisome and DaunoXome from single approved suppliers.

        AmBisome is sold as a freeze-dried product. We currently freeze-dry some AmBisome at our San Dimas manufacturing facility and also use a third party to freeze-dry additional product. Given our current projections for growth in AmBisome demand, we have sufficient capacity to meet future demand. We also have the option of installing additional freeze-drying capacity in San Dimas should such additional supply become necessary. Were we to prove unable to install additional freeze-drying capacity in San Dimas or locate appropriate third parties to meet this need, our ability to meet increased AmBisome demand would be diminished. Manufacturing liposomal products is a particularly complex process and any new liposomal product we develop will require unique and complex variations in our manufacturing process.

Antiviral Products

        We contract with third parties to manufacture our antiviral drugs for clinical and commercial purposes, including Viread, Hepsera, Vistide, emtricitabine, amdoxovir and clevudine.

        We manufacture Viread tablets through a single contract manufacturer for the U.S., European Union and sales and distribution in other territories. In addition, we have a second contract manufacturer in Europe for European Union distributed product. All have been approved by their respective agencies.

        We have obtained qualification in the U.S. and are seeking qualification in the European Union for two contract manufacturers for the active ingredient in Hepsera. We have one contract manufacturer for the final Hepsera drug product for commercial supply and are seeking to qualify a second supplier.

        In January 2002, Roche announced that due to production problems the liquid suspension form of Tamiflu approved for treatment of children as young as one year-old was not available; however, the liquid suspension form of Tamiflu was returned to market in time for the 2002-2003 flu season. These production issues did not affect availability of the tablet form of Tamiflu for adults and adolescents 13 years and older. In Japan, where the 2002-2003 flu season has been particularly severe, Roche's sublicensee, Chugai Corporation, has been unable to meet the heightened demand satisfactorily. In January 2003, Chugai issued a press release attributing this failure, in part, to manufacturing problems. These problems in Japan have reduced the net sales on which our royalty with Roche is based. To date, these production and commercialization issues have not had a material effect on our earnings, and we do not expect them to have a material effect on our earnings in the future.

        We entered into an agreement with Abbott to manufacture emtricitabine bulk drug substance and final drug product for us. We are currently seeking qualification of Abbott in the U.S. and the European Union as a contract manufacturer. We are also seeking qualification in the European Union for a second contract manufacturer for emtricitabine bulk drug substance. Abbott has a recent history of violations of current Good Manufacturing Practice regulations cited by the U.S. FDA and has been working towards corrections under an FDA consent decree. The FDA conducted a pre-approval inspection at Abbott for the new drug application of emtricitabine and issued a Form 483 observation to Abbott in December 2002. In January 2003, Abbott submitted a response to the Form 483 observation. If the FDA deems Abbott's response to the Form 483 observation to be inadequate, or if Abbott is unable to supply the initial launch quantities of emtricitabine in a timely manner, the emtricitabine launch could be delayed.

        We have two suppliers that have been approved by the FDA and the European Union to manufacture the cidofovir used in Vistide. We have a single FDA and EMEA approved supplier for the final Vistide drug product.

        We have no commercial-scale manufacturing facilities for our antiviral products, and we have no current plans to establish such facilities. For our future antiviral products, we will need to develop additional manufacturing capabilities and establish additional third party suppliers in order to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products, our ability to conduct large-scale clinical trials and meet customer demand for commercial products would be adversely affected.

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

	U.S. Patent Expiration	European Patent Expiration
Products
Viread	2017	2017	*
Hepsera	2014	2011
AmBisome	2016	2008
Tamiflu	2016	2016
Vistide	2010	2012
DaunoXome	2009	2008
Product Candidates
Emtricitabine	2015	2011
Amdoxovir	2015	2013
Clevudine	2014	2015

*
Applications for these patents are pending. If patents from these applications do not issue, we would not have patent protection through the dates indicated and would instead rely on other patents that expire earlier. For example, if this European patent on Viread does not issue, we have patents that expire in 2006 and 2013 that provide protection.

        Patents covering Viread, Hepsera, Vistide, emtricitabine, clevudine and amdoxovir are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties. See "Collaborative Relationships" and "Academic and Consulting Relationships." Patents do not cover the active ingredients in AmBisome and DaunoXome. Instead, we hold patents to the liposomal formulations of these compounds and also protect these formulations through trade secrets. We do not have patent filings covering all forms of Hepsera in China or in certain other Asian countries, although we do have applications pending in various Asian countries, including China, that relate to specific forms and formulations of Hepsera. Asia is a major market for HBV therapies.

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
  efficacy;

  •
  safety;

  •
  tolerability;

  •
  acceptance by doctors;

  •
  patient compliance;

  •
  patent protection;

  •
  ease of use;

  •
  price;

  •
  insurance and other reimbursement coverage;

  •
  distribution;

  •
  marketing; and

  •
  adaptability to various modes of dosing.

        Any other products we market in the future will also compete with products offered by our competitors. If our competitors introduce data that shows improved characteristics of their products,

improve or increase their marketing efforts or simply lower the price of their products, sales of our products could decrease. We also cannot be certain that any products we may develop in the future will compare favorably to products offered by our competitors or that our existing or future products will compare favorably to any new products that are developed by our competitors. Our ability to be competitive also depends upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the substantial period that it takes to develop a product.

        Viread.    The HIV competitive landscape is becoming more crowded and complicated as treatment trends continue to evolve. A growing number of anti-HIV drugs are currently sold or are in advance stages of clinical development. Of the 20 branded drugs available in the U.S., Zerit (stavudine, d4T) sold by Bristol-Myers Squibb (BMS) and the fixed combination products, Combivir (AZT and 3TC) and Trizivir (AZT, 3TC, ABC), both sold by GSK, represent the most direct competition for Viread. These companies are in the process of launching formulations of existing drugs now indicated by the FDA for once-daily oral dosing. These include GSK's 300 mg dose of Epivir (3TC) and BMS's new extended release formulation of Zerit. Antiretroviral product candidates that are expected to enter the market in the next few years include atazanivir (QD protease inhibitor from BMS), Fuzeon (injectable integrase inhibitor from Roche/Trimeris). GSK is also pursuing a once-daily dose of Ziagen (abacavir), as well as a new fixed dose combination of Ziagen and Epivir. Other companies competing in the HIV therapeutic category are Pfizer, Merck, Boehringer-Ingelheim and Abbott Laboratories.

        AmBisome.    AmBisome faces strong competition from several current and expected competitors. Current competitors include:

  •
  conventional amphotericin B, made by BMS and numerous generic manufacturers;

  •
  caspofungin, a product developed by Merck, which is marketed as Cancidas in the U.S. and as Caspofungin elsewhere;

  •
  voriconazole, developed by Pfizer, which is marketed as Vfend;

  •
  and, other lipid-based amphotericin B products approved in the U.S. and throughout Europe, including Abelcet, sold by Enzon Corp. in the U.S., Canada and Japan, and by Elan Corporation's marketing and distribution partners in other countries, and Amphotec, sold by InterMune Pharmaceuticals, Inc.

        Presently unapproved but expected competitors include a class of treatments called echinocandins, including Fujisawa's micafungin, which received marketing approval in Japan in October 2002 and is under submission for regulatory approval in the U.S. and Canada, and anidulafungin, a Versicor, Inc. product candidate, which is being evaluated in multiple late-stage clinical trials. Finally, Schering Plough is developing Noxafil (posaconazole), which is currently in Phase 3 trials. Competition from these current and expected competitors has eroded and is likely to continue to erode the revenues we receive from sales of AmBisome.

        Hepsera.    Hepsera faces significant competition from existing therapies for treating patients who are infected with HBV. Most significantly:

  •
  Epivir-HBV (lamivudine) was developed in collaboration with Shire Pharmaceuticals, and is sold by GSK in all major countries throughout North and South America, Europe, and Asia. It is an orally administered nucleoside analogue that inhibits HBV DNA polymerase.

  •
  Intron-A (interferon alfa-2b) is sold by Schering Plough in major countries throughout North and South America, Europe, and Asia. Intron-A is an injectable drug with immunomodulatory effects.

        Hepsera also faces competition from clinical-stage candidates, including Bristol-Myers Squibb's entecavir and Idenix's LdT, two oral nucleoside analogues currently in Phase 3 trials. Other competition includes Roche's Pegasys (pegylated interferon alfa-2a), which is currently being studied for chronic hepatitis B.

        Tamiflu.    Tamiflu competes with Relenza, an anti-flu drug that is sold by GSK. Relenza is a neuraminidase inhibitor that is delivered as an orally-inhaled dry powder. In addition, BioCryst Pharmaceuticals is developing a neuraminidase inhibitor anti-flu drug, peramivir, that will represent significant competition, when and if the FDA approves it. This drug may be administered as a once-daily pill, as opposed to Tamiflu, which must be taken twice daily for treatment. We cannot be certain that Tamiflu will compare favorably to this drug based on performance, price, length of dosing, side effects or any other criteria.

        Vistide.    Vistide competes with a number of drugs that also treat CMV retinitis, including ganciclovir, sold in intravenous and oral formulations by Roche and as an ocular implant by Bausch & Lomb Incorporated; valganciclovir, also marketed by Roche; foscarnet, an intravenous drug sold by AstraZeneca; and, formivirsen, a drug injected directly into the eye sold by CibaVision.

        DaunoXome.    DaunoXome competes with or is expected to compete with a number of drugs that have been approved, or are awaiting approval, for the treatment of Kaposi's sarcoma in the U.S. and Europe, including Doxil, a product of Ortho Biotech that, like DaunoXome, is sold in a liposomal formulation.

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

Clinical Trials

        If the FDA accepts the investigational new drug application, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

  •
  Phase 1. The drug is given to a small number of healthy human subjects or patients to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution, and excretion.

  •
  Phase 2. The drug is given to a limited patient population to determine the effect of the drug in treating the disease, the best dose of the drug, and the possible side effects and safety risks of the drug.

  •
  Phase 3. If a compound appears to be effective and safe in Phase 2 clinical trials, Phase 3 clinical trials are commenced to confirm those results. Phase 3 clinical trials are long-term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug. It is not uncommon for a drug that appears promising in Phase 2 clinical trials to fail in the more rigorous and reliable Phase 3 clinical trials.

FDA Approval Process

        If we believe that the data from the Phase 3 clinical trials show an adequate level of safety and effectiveness, we will file a new drug application (NDA) with the FDA seeking approval to sell the drug for a particular use. The FDA will review the NDA and often will hold a public hearing where an independent advisory committee of expert advisors asks additional questions regarding the drug. This committee makes a recommendation to the FDA that is not binding on the FDA but is generally followed by the FDA. If the FDA agrees that the compound has a required level of safety and effectiveness for a particular use, it will allow us to sell the drug in the U.S. for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug is not safe enough or effective enough or because it does not believe that the data submitted is reliable or conclusive.

        At any point in this process, the development of a drug could be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are conducting, including those for Viread and emtricitabine for HIV infection and Hepsera for chronic hepatitis B, or any that we conduct in the future, will be completed successfully or within any specified time period. We may choose, or the FDA may require us to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

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

        Drugs are also subject to extensive regulation outside of the U.S. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries in the European Union (which includes most major countries in Europe). If this procedure is not used, under a decentralized system an approval in one country of the European Union can be used to obtain approval in another country of the European Union under a simplified application process. After approval under the centralized procedure, pricing and reimbursement approvals are also required in most countries. Vistide and Viread were approved by the European Union under the centralized procedure. Viread as an HIV drug was reviewed for accelerated approval in the European Union. Hepsera received a traditional review, as has emtricitabine.

Pricing and Reimbursement

        Insurance companies, health maintenance organizations (HMOs), other third-party payors and some governments seek to limit the amount we can charge for our drugs. For example, in certain foreign markets, pricing negotiations are often required to obtain approval of a product, and in the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement drug price control. In addition, managed care organizations are becoming more common in the U.S. and will continue to seek lower drug prices. The announcement of these proposals or efforts can cause our stock price to lower, and if these proposals are adopted, our revenues could decrease.

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

        Regulatory approval of prices is generally required in most foreign countries. In particular, certain countries will condition their approval of a product on the agreement of the seller not to sell that product for more than a certain price in that country and in the past have required price reductions after or in connection with product approval. We cannot be certain that regulatory authorities in the future will not establish lower prices or that any regulatory action reducing the price of our products in any one country will not have the practical effect of requiring us to reduce our prices in other countries. Some European governments, notably Germany and Italy, have implemented, or are considering, legislation that would require pharmaceutical companies to sell their products subject to reimbursement at a mandatory discount. Such mandatory discounts would reduce the revenue we receive from our drug sales. In certain developing countries that are significantly affected by HIV and AIDS, parallel importing and generic competition may occur and adversely affect revenues from sales of or market share of Viread.

Management Changes

        In March 2002, we announced that John F. Milligan, PhD, was promoted to Senior Vice President and Chief Financial Officer, reporting directly to the CEO. This was part of a restructuring in which we combined responsibility for the corporate functions that support the strategic, financial, communications and technological planning into a broadened senior management role. As such, the Corporate Development, Finance, Corporate Communications and Information Technology groups have been centralized under the leadership of Dr. Milligan. In addition, we announced at that time the completion of other organization changes, including the alignment of the manufacturing group in San Dimas with other operational areas, reporting to Mark L. Perry, Executive Vice President, Operations, and establishing a Paris, France headquarters for our European operations.

Employees

        As of February 28, 2003, we had approximately 1,250 full-time employees. We believe that we have good relations with our employees.

Website

        Our website address is www.gilead.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website directly to our reports.

RISK FACTORS THAT AFFECT GILEAD

        In evaluating our business, you should carefully consider the following risks in addition to the other information in this report. Any of the following risks could materially and adversely affect our business, operating results and financial condition.

If Viread does not maintain or increase its market acceptance, our results of operations will suffer.

        We rely on sales of Viread for a significant portion of our operating income. Viread faces an extremely competitive marketplace. A number of drugs to treat HIV infection and AIDS are currently sold or are in advanced stages of clinical development, including 20 products currently sold in the U.S. Among the companies that are significant competitors in the HIV/AIDS market are GSK, Bristol-Myers Squibb, Roche, Pfizer, Merck, Boehringer-Ingelheim and Abbott Laboratories.

        All of our competitors and most of our potential competitors have substantially greater resources than we do. Those resources include greater experience in promoting and marketing HIV drugs, superior product development capabilities and financial, scientific, manufacturing, marketing, managerial and human resources. In order for Viread to continue its success, we will have to maintain and expand its position in the marketplace against these competitors' drugs.

        Viread's market penetration may be limited, particularly for use in treatment-naïve patients, given that most of our data, and the data supporting our marketing approvals, reflects use of Viread in a treatment-experienced patient population. Although we have obtained data about the safety and efficacy of Viread in treatment-naïve patients, regulatory authorities may not allow us to include this data in the labeling for Viread. If our marketing efforts are unsuccessful or if we cannot include information about Viread's use in treatment-naïve patients in Viread's labeling data, we may be unsuccessful in convincing physicians to prescribe Viread to their treatment-naïve patients, and some government reimbursers and private insurance companies may not pay for Viread for prescribed patients who have not had prior HIV therapy. If Viread does not maintain or increase its market acceptance, our results of operations will suffer.

Any significant reduction in Viread, AmBisome or Hepsera sales would significantly reduce our operating income and could require us to scale back our manufacturing operations and reduce our sales force.

        Viread product sales for the years ended December 31, 2001 and 2002, were $15.6 million, or 7% and $225.8 million, or 48%, of our total revenues, respectively. We expect that product sales of Viread will constitute a substantial part of our total revenues for the foreseeable future.

        AmBisome sales for the years ended December 31, 2000, 2001 and 2002 were $141.1 million, or 72%, $164.5 million, or 70% and $185.7 million, or 40% of our total revenues. We expect that revenues from sales of AmBisome will continue to provide a material portion of our total product revenues.

        Hepsera product sales, which began in September 2002, for the year ended December 31, 2002, were approximately $4.2 million, or 1% of our total revenues. We expect that product sales of Hepsera will constitute a substantial part of our total revenues in the foreseeable future.

        Accordingly, for the foreseeable future, we expect that we will continue to rely heavily on sales of Viread, AmBisome and Hepsera to support our existing manufacturing and sales infrastructure and to provide operating income to fund a significant portion of our administrative and research and development expenditures. Any significant reduction in sales of Viread, AmBisome or Hepsera, whether as a result of the introduction of competitive products or otherwise, would hurt our business, and we would have to scale back our manufacturing operations and reduce our sales force.

If safety issues arise for our marketed products, this could significantly reduce or limit our sales and adversely affect our results of operations.

        The data that support the marketing approvals for our products, including Viread, AmBisome and Hepsera, and that form the basis for the safety warnings in our product labels, was obtained in controlled clinical trials of limited duration, and, in the case of Viread, from limited post-approval use. Following approval, these products are and will be used over longer periods of time in many patients taking numerous other medicines, who have underlying health problems and who will not be monitored for dosing compliance. If new safety issues are reported in post-marketing use and we cannot rule out the contributory role of our products, we may be required to provide additional warnings on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. For example, while we did not observe kidney toxicity in our clinical trials of Viread, kidney toxicity has been reported with post-approval use of Viread and the Viread label has been updated to include this warning. If serious safety issues with our marketed products were to arise, we could face potential product liability claims and sales of these products could be halted by us or by regulatory authorities. Similarly, in 1999, we discontinued development of adefovir dipivoxil 60 mg for treatment of HIV infection due to safety and benefit concerns arising from our studies. Double-blind, placebo-

controlled studies of adefovir dipivoxil 10 mg have demonstrated safety and efficacy in the treatment of patients with chronic hepatitis B. Studies have shown that adefovir dipivoxil is significantly more effective against HBV than against HIV, allowing us to use a lower dose of 10 mg of adefovir dipivoxil in Hepsera than was used for treatment of HIV infection. The 10 mg dose of adefovir dipivoxil used in Hepsera has not been associated with significant kidney toxicity in our clinical trials to date, other than in patients who have pre-existing kidney problems or who are taking drugs known to cause kidney toxicity. The FDA has granted marketing approval for Hepsera, but we cannot be certain that the results from these Phase 3 clinical studies of Hepsera will demonstrate, to the satisfaction of other regulatory agencies, including in the European Union, that Hepsera can be a safe and effective treatment for chronic hepatitis B.

Hepsera is a new drug, and it may not gain significant market acceptance.

        Hepsera is a new drug and faces a competitive marketplace. There are currently two drugs sold in the U.S. for treatment of chronic hepatitis B, and other potential drugs are in late stages of clinical development. Our competitors and most of our potential competitors have substantially greater resources than we do. Those resources include greater experience in promoting and marketing pharmaceuticals (including HBV drugs), superior product development capabilities and greater financial, scientific, manufacturing, marketing, managerial and human resources. In order for Hepsera to be successful, we will have to establish it in the marketplace against these competitors' drugs. It is too early to determine if Hepsera will achieve significant market acceptance.

        There is no well-developed market or generally accepted treatment strategy for hepatitis B. We have never marketed or sold a drug for treatment of chronic hepatitis B before and might not be successful in doing so and may not be able to develop this therapeutic market effectively. Long term use of Hepsera may reveal safety issues or the development of resistance to Hepsera in patients. If our marketing efforts are unsuccessful, or if Hepsera turns out to have safety or resistance issues, we may be unsuccessful in convincing physicians to prescribe Hepsera to their patients, and some government reimbursers and private insurance companies may not pay for Hepsera. If Hepsera does not gain significant market acceptance, our expected future results of operations will suffer.

Fiscal year 2002 was our first full year of operating profitability, and we may not be able to maintain profitability on a sustainable basis.

        Until 2002, we had never been profitable on an operating basis for a full year, and we may not continue to be profitable in the future. We expect the merger with Triangle will reduce our earnings in 2003, have no effect on earnings in 2004, and increase our earnings in 2005, although we cannot be certain our estimates are correct. At December 31, 2002, our accumulated deficit was approximately $381.6 million. Our losses have resulted principally from expenses associated with our research and development programs and, to a lesser extent, from sales, general and administrative expenses. Our operating results may be adversely affected by reduced sales of our products, increased marketing or development expenses, acquisitions of products or companies, such as Triangle, that are unprofitable at the time of acquisition or as a result of the other risks described in this report.

We develop drugs to treat HIV infection and AIDS and related conditions, and therefore changes in the regulatory and commercial environment for HIV infection and AIDS therapies could harm our business.

        Several of our products and products in development address HIV infection and AIDS or related conditions. These products include Viread and emtricitabine for HIV infection and AIDS, Vistide for CMV retinitis and DaunoXome for HIV-associated Kaposi's sarcoma. We develop those products based upon current policy and the current marketplace for HIV infection and AIDS therapies, as well as our prediction of future policy and the future marketplace for these therapies. Our business is subject to substantial risk because these policies and markets change quickly and unpredictably and in ways that could impair our ability to maintain regulatory approval and commercial acceptance of these products.

Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to achieve continued compliance could delay commercialization of our products.

        The products that we develop must be approved for marketing and sale by regulatory authorities and will be subject to extensive regulation by the FDA and comparable regulatory agencies in other countries. We are continuing clinical trials for AmBisome, Viread and Hepsera for currently approved and additional uses. We anticipate that we will conduct a variety of clinical trials and file for marketing approval of additional products over the next several years. These products may fail to receive marketing approval on a timely basis, or at all. We cannot be certain that Hepsera will be approved by the European Union or regulatory authorities in other countries other than the U.S., or whether Hepsera will receive marketing approvals in such countries with significant limitations placed on its use. We cannot be certain that emtricitabine will be approved in the U.S. or the European Union or whether marketing approvals will have significant limitations on its use. We also cannot be certain that we will be able to obtain the regulatory approvals necessary to expand our commercial efforts into new markets. These failures, delays or limitations, as well as other regulatory changes, actions and recalls, could delay commercialization of any products and adversely affect our results of operations.

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

Results of clinical trials are uncertain and may not support regulatory approval of our products.

        We are required to demonstrate the safety and effectiveness of products we develop in each intended use through extensive preclinical studies and clinical trials in order to obtain regulatory approval of these products. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials for several reasons, including:

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

        A number of companies in our industry have suffered setbacks in advanced clinical trials despite promising results in earlier trials. In the end, we may be unable to develop additional marketable products.

Delays in enrolling patients or developing suitable protocols for clinical trials could increase costs and delay regulatory approvals.

        The rate of completion of our clinical trials will depend on the rate of patient enrollment. There will be substantial competition to enroll patients in clinical trials for drugs in development. This competition has delayed our clinical trials in the past. In addition, recent improvements in existing drug therapy, particularly for HIV and hepatitis B, may make it more difficult for us to enroll patients in our clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approvals.

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

Approximately half of our product sales occur outside the U.S., and currency fluctuations may impair our financial results.

        A significant percentage of our product sales are denominated in foreign currencies. Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar equivalent sales and negatively impact our financial condition and results of operations. Effective January 2002, we began to use foreign currency forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency. We also hedge a portion of our accounts receivable balances denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. Additionally, to mitigate the impact of currency rate fluctuations on our cash outflows for certain foreign currency-denominated raw materials purchases, we enter into foreign exchange forward contracts to hedge our foreign currency-denominated accounts payable. Although we use forward contracts to reduce the impact of foreign currency fluctuations on our future results, we cannot be certain that these efforts will be successful and any such fluctuations could adversely affect our results of operations.

We face credit risks from our international accounts receivable.

        We are subject to credit risk from our accounts receivable related to European product sales. Our European product sales to government owned or supported customers in Greece, Spain, Portugal, and Italy are subject to significant payment delays due to government funding and reimbursement practices. If significant changes were to occur in the reimbursement practices of European governments or if government funding becomes unavailable, our financial position and results of operations would be adversely affected.

Product development expenses can cause our operating expenses to fluctuate from quarter to quarter.

        The clinical trials required for regulatory approval of our products are extremely expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter. Uneven and unexpected activity in these programs causes our operating results to fluctuate from quarter to quarter.

We depend on relationships with other companies for sales and marketing performance and revenues. Failure to maintain these relationships would negatively impact our business.

        We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance. These include collaborations with Fujisawa and Sumitomo for AmBisome, GSK for Hepsera, Roche for Tamiflu and Pharmacia for Vistide. In certain countries, we only rely on international distributors for sales of AmBisome and Viread and in some European countries, we intend to rely only on international distributors for sales of Hepsera. Some of these relationships also involve the clinical development of products by our partners. Reliance on collaborative relationships poses a number of risks, including:

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

        Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenue from existing products, including Viread, Hepsera, AmBisome and Tamiflu, could decline. In January 2002, Roche announced that due to production problems the liquid suspension form of Tamiflu approved for treatment of children as young as one year old was not available; however, the liquid suspension form of Tamiflu was returned to market in time for the 2002-2003 flu season. These production issues did not affect availability of the tablet form of Tamiflu for adults and adolescents 13 years and older. In Japan, where the 2002-2003 flu season has been particularly severe, Roche's sublicensee, Chugai Corporation, has been unable to meet heightened demand satisfactorily. In January 2003, Chugai issued a press release attributing this failure, in part, to manufacturing problems. These problems in Japan have reduced the net sales on which our royalty with Roche is based.

        Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories including Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and Korea. The success of Hepsera in these territories will depend almost entirely on the efforts of GSK. We receive royalties from GSK equal to a percentage of net sales made by GSK. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera in its territories, our potential revenues from sales of Hepsera may be substantially reduced.

Our existing products and products under development may not be accepted by physicians, insurers and patients.

        The ability of our products to achieve and sustain market acceptance in countries where they are approved for marketing will depend on the scope of regulatory approvals and whether or not government authorities and managed care organizations will adequately reimburse patients who use these products.

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

        Our products and development programs target a number of diseases and conditions, including viral infections and fungal infections. There are many commercially available products for these diseases. Certain of these products are well-established therapies and have generated substantial sales. In addition, a large number of companies and institutions are conducting well-funded research and development activities directed at developing treatments for these diseases. Products currently on the market and those under development by our competitors could make our technology and products obsolete or noncompetitive. We expect that competition for the treatment of these diseases will increase in the future as new products enter the market and advanced technologies become available. We will also be competing to license or acquire technology from other companies.

Our plan to supply Viread at our cost to certain developing countries will reduce Viread's gross profit margin and could give rise to unforeseen liabilities.

        We are launching a distribution program pursuant to which we will supply Viread at our cost to all countries in Africa and to the 15 other countries designated "Least Developed Countries" by the United Nations. Because we will receive no profit from the Viread we supply through this program, it will reduce the Viread product's gross profit margin. The amount of that reduction will depend upon the volume of Viread that flows through this program, which we cannot predict with any certainty. Additionally, supply and distribution of drugs in a resource-poor environment is a complicated undertaking. As this program develops, we could face unforeseen challenges and risks, which could give rise to unforeseen liabilities.

Our existing products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may reduce profitability.

        Successful commercialization of our products depends, in part, on the availability of governmental and third party payor reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. For example, a majority of our sales of AmBisome, Vistide and DaunoXome, and a significant percentage of our sales of Viread and Hepsera, are subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. Our business may be adversely affected by an increase in U.S. or international pricing pressures. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general. In the U.S. in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the health care system, either nationally or at the state level. These proposals have included prescription drug benefit proposals for Medicare beneficiaries introduced in Congress. Although there has been no U.S. federal reform legislation, some states have enacted health care reform legislation. Further federal and state developments are possible. Although we cannot predict the exact nature of legislative health care reforms, if any, our results of operations could be adversely affected by such reforms. In Europe, the success of Hepsera (if approved for sale), Tamiflu and Viread will also depend largely on obtaining and maintaining government reimbursement in Europe because in many European countries, including the United Kingdom and France, patients are reluctant to pay for prescription drugs out of their own pocket. We also expect that the success of our products in development, particularly in Europe, will depend on the ability to obtain reimbursement. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

        In addition, in many international markets, governments control the prices of prescription pharmaceuticals. In these markets, once regulatory marketing approval is received, pricing negotiations with governmental authorities can take another six to twelve months or longer. Sales of competing products, attempts to gain market share or introductory pricing programs of our competitors could also require us to lower our prices in these countries, which could adversely affect our results of operations. Some foreign governments have passed, or are considering, legislation to require us to sell our products subject to reimbursement at a mandatory discount.

Our product revenues could be reduced by imports from countries where our products are available at lower prices.

        Our sales in countries with relatively higher prices may be reduced if products can be imported into those countries from lower price markets. There have been cases in which pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries, where they could be re-sold at much higher prices. If this happens with our products, particularly Viread, which we have agreed to provide at our cost to all countries in Africa and to the 15 other countries designated "Least Developed Countries" by the United Nations, our revenues would be adversely affected.

        In addition, in the European Union, we are required to permit cross border sales. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices. Such cross-border sales adversely affect our revenues.

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

        We do not have patent filings in China or certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera, although we do have applications pending in various Asian countries that relate to various forms and formulations of adefovir dipivoxil. Asia is a major market for therapies for hepatitis B, the indication for which Hepsera has been developed. We may obtain patents for certain products many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to commercial sale, the commercial value of the product may be limited. In addition, patents may not provide adequate protection in certain countries in Africa and Asia, including China.

        Our competitors may file patent applications covering our technology. If so, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if successful.

        Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties. If we infringe the patents of others, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We cannot be certain that we would be able to obtain alternative technologies or any required license. Even if we were to obtain such technologies or licenses, we cannot be certain that the terms would be reasonable. If we fail to obtain such licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products.

        In addition, we use significant proprietary technology and rely on unpatented trade secrets and proprietary know-how to protect certain aspects of our production and other technologies. Our trade secrets may become known or independently discovered by our competitors.

In some countries, we may be required to grant compulsory licenses for our HIV products or face generic competition for our HIV products.

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

Manufacturing problems could delay product shipments and regulatory approvals.

        We depend on these third parties to perform manufacturing obligations effectively and on a timely basis. If these third parties fail to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval, and these events could harm our competitive position. For Viread, Hepsera and Vistide, we rely on third parties for the manufacture of bulk drug substance and final drug product for clinical and commercial purposes. For example, Roche is responsible for manufacturing Tamiflu. In January 2002, Roche announced that due to production problems the liquid suspension form of Tamiflu approved for treatment of children as young as one year old was not available; however, the liquid suspension form of Tamiflu was returned to market in time for the 2002-2003 flu season. These production issues did not affect availability of the tablet form of Tamiflu for adults and adolescents 13 years and older. In Japan, where the 2002-2003 flu season has been particularly severe, Roche's sublicensee, Chugai Corporation, has been unable to meet heightened demand satisfactorily. In January 2003, Chugai issued a press release attributing this failure, in part, to manufacturing problems. These problems in Japan have reduced the net sales on which our royalty with Roche is based. Additionally, for emtricitabine, we are seeking qualification of Abbott in the U.S. and the European Union as a contract manufacturer for bulk drug substance and the final drug product. We are also seeking qualification in the European Union for a second contract manufacturer for emtricitabine bulk drug substance. Abbott has a recent history of violations of current Good Manufacturing Practice regulations cited by the FDA and has been working towards corrections under an FDA consent decree. The FDA conducted a pre-approval inspection at Abbott for the new drug application of emtricitabine and issued a Form 483 observation to Abbott in December 2002. In January 2003, Abbott submitted a response to the Form 483 observation. If the FDA deems Abbott's response to the Form 483 observation to be inadequate, or if Abbott is unable to supply the initial launch quantities of emtricitabine in a timely manner, the emtricitabine launch could be delayed.

        We manufacture AmBisome and DaunoXome at our facilities in San Dimas, California. Our only formulation and manufacturing facilities are in San Dimas, California, although we own a manufacturing facility in Ireland that performs certain quality control testing, labeling and packaging, and we use third parties as alternate contract suppliers to fill and freeze dry certain batches of product. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and would be unable to manufacture AmBisome and DaunoXome to meet market needs.

We may not be able to obtain materials necessary to manufacture our products.

        Many of the materials that we utilize in our operations are made at only one facility. For example, we depend on single suppliers for high quality amphotericin B, daunorubicin HCl, distearoylphosphatidylcholine and high quality cholesterol, each of which is used in the manufacture of one or more of our liposomal products. Because the suppliers of key components and materials must be named in the new drug application filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If supplies from our suppliers were interrupted for any reason, we may be unable to ship Viread, AmBisome, Hepsera, Vistide or DaunoXome, or to supply any of our products in development for clinical trials.

We have limited experience in manufacturing our existing products and may need to develop additional manufacturing capacity for these products and our potential future products.

        For some of our potential products under development, we will need to develop further our production technologies for use on a larger scale in order to conduct clinical trials and produce such products for commercial sale at an acceptable cost. We cannot be certain that we will be able to implement any of these developments successfully.

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

        The testing, manufacturing, marketing and use of Viread, AmBisome, Hepsera, Tamiflu, Vistide and DaunoXome, as well as products in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. A successful product liability claim against us could require us to pay substantial amounts, which could impair our financial condition and our ability to clinically test and to market our products.

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

        Our long term success depends on our ability either to identify, through internal research programs, potential product candidates that may be developed into new pharmaceutical products or to obtain new products or product candidates through licenses from third parties.

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

  •
  we may be unable to develop larger scale manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards; or

  •
  others may hold intellectual property rights that prevent us from developing, making or selling certain products.

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

Risks Related to Triangle Acquisition in January 2003

Emtricitabine may not receive marketing approval as a single agent, which could prevent or delay the commercial sale of a co-formulation of Viread with emtricitabine.

        We have submitted applications for marketing approval of emtricitabine for the treatment of HIV infection in the U.S. and in the European Union. Our ability to obtain marketing approval for a co-formulation of Viread with emtricitabine will depend on emtricitabine receiving marketing approval as a single agent for treatment of HIV infection. Regulatory authorities in the U.S., European Union and other countries may not grant marketing approval for emtricitabine if they conclude it is not safe or efficacious for its intended use. In addition, because regulatory authorities in the European Union require that new products have sufficient efficacy or safety advantages over currently marketed products and have extensive pre-clinical toxicity data, these authorities may conclude that emtricitabine is not approvable as a single agent. Emtricitabine is similar at a chemical level to Epivir, GSK's lamivudine product that is already marketed for treatment of HIV infection, and available data indicates that the products have comparable safety and efficacy profiles. If emtricitabine does not receive marketing approval as a single agent, we may be unable to obtain marketing approval for a co-formulation of Viread with emtricitabine or may have to conduct lengthy and expensive clinical trials of the co-formulation in order to obtain such approvals.

The proposed co-formulation of Viread and emtricitabine may not be technically possible, may not be effective or safe, or may not be approved by regulatory authorities.

        We intend to develop and commercialize a co-formulation of Viread with emtricitabine. Achieving anticipated synergies and the potential benefits of a co-formulation, which were the significant motivations behind our merger with Triangle, will depend on successfully creating and obtaining marketing approval for a co-formulation of Viread with emtricitabine. We expect that if emtricitabine receives marketing approval, the only major requirement for obtaining marketing approval for the co-formulation of Viread with emtricitabine would be a clinical study showing that the co-formulation of emtricitabine and Viread is biologically equivalent to emtricitabine and Viread administered together as separate formulations. We will need a chemistry, manufacturing and bioequivalence package that shows the co-formulated tablet gives the same exposure to Viread and emtricitabine as the two drugs given individually. It is uncertain whether it will be possible to bring such a co-formulation to market. Emtricitabine has not been approved for marketing by regulatory authorities and may not be approved or might require additional clinical trials in order to obtain regulatory approval. In addition, a physical combination of emtricitabine with Viread may not be technically feasible or cost-effective. Even if the two drugs can be co-formulated, regulatory authorities may not approve the co-formulation or may require additional clinical trials before granting marketing approval. Any requirement for clinical trials, or any delay or failure in developing and commercializing a co-formulation of emtricitabine and Viread, would have a material adverse effect on our business, financial condition and results of operations.

If we do not successfully integrate Triangle into our operations, our business will be adversely affected.

        Integrating Gilead and Triangle will be a complex and time-consuming process. Prior to the merger, Gilead and Triangle operated independently, each with its own business, corporate culture, locations, employees and systems. Gilead and Triangle now have to operate as a combined organization and begin utilizing common information and communication systems; operating procedures; financial controls; and human resource practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in any integration of Gilead and Triangle. These may include:

  •
  distracting management from the business of the combined company;

  •
  potential incompatibility of corporate cultures;

  •
  potential inability to coordinate research and development efforts successfully;

  •
  costs and delays in implementing common systems and procedures; and

  •
  operating the combined company at three sites in the U.S. and at nine international sites.

        Any one or all of these factors may increase operating costs or lower anticipated financial performance. In addition, the combined company may lose corporate partners, distributors, suppliers, manufacturers and employees. Many of these factors are also outside the control of the company. Achieving anticipated synergies and the potential benefits underlying the two companies' reasons for the merger will depend on successful integration of the two companies. The failure to integrate Gilead and Triangle successfully would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to manufacture emtricitabine successfully or at a reasonable cost, our potential future results could suffer.

        We have not manufactured emtricitabine and are not familiar with the manufacturing process for emtricitabine. Until completion of the merger, Triangle was responsible for making arrangements to obtain supplies of emtricitabine from a third party for an anticipated commercial launch following receipt of marketing approvals in the U.S. and the European Union. If Triangle has not made adequate arrangements for supplies, or if there are supply problems with the third party manufacturers for emtricitabine, there may not be sufficient supplies of emtricitabine to meet commercial demand, in which case our future results could suffer.

        Triangle entered into an agreement with Abbott, under which Abbott has agreed to manufacture emtricitabine bulk drug substance and final drug product for us and to transfer the manufacturing technology for emtricitabine to third party manufacturers. We will rely on Abbott or on such third parties for manufacture of emtricitabine for some period of time. We are seeking qualification of Abbott in the U.S. and the European Union as a contract manufacturer. Abbott has a recent history of violations of current Good Manufacturing Practice regulations cited by the FDA and has been working towards corrections under an FDA consent decree. The FDA conducted a pre-approval inspection at Abbott for the new drug application of emtricitabine and issued a Form 483 observation to Abbott in December 2002. In January 2003, Abbott submitted a response to the Form 483 observation. We depend on Abbott to perform its obligations effectively and on a timely basis. If the FDA deems Abbott's response to the Form 483 observation to be inadequate, or if Abbott is unable to supply the initial launch quantities of emtricitabine in a timely manner, the timing of the emtricitabine launch could be impacted and this event could harm our competitive position. Any new manufacturers for emtricitabine would also have to be approved by regulatory authorities, and if there are delays in such approval, we may have to rely on Abbott for emtricitabine supplies for a longer period than currently anticipated. If costs for supplies of emtricitabine from these third party manufacturers are unacceptably high, our results of operations would suffer until we are able to arrange for manufacture of emtricitabine at lower cost. Because we have not manufactured emtricitabine before, we cannot be sure that the emtricitabine manufacturing costs can be reduced to an acceptable level.

Our profitability will depend in part upon Triangle's operations, which have incurred losses since Triangle's inception.

        Triangle has incurred losses since its inception and as of December 31, 2002, its accumulated deficit was approximately $441.6 million. Triangle's losses have resulted primarily from expenses associated with the acquisition and development of its drug candidates and general and administrative costs. Triangle has not generated any revenue from the sale of its product candidates to date and was not expecting to do so before 2003. Triangle's operations may never generate significant revenue or achieve profitability.

The trading price of our securities could be subject to significant fluctuations.

        The trading price of our common stock has been volatile, and may be volatile in the future. Factors such as announcements of fluctuations in our or our competitors' operating results, changes in our prospects and market conditions for biotechnology stocks in general could have a significant impact on the future trading prices of our common stock. In particular, the trading price of the common stock of many biotechnology companies, including us, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of such companies whose stocks were affected. Some of the factors that may cause volatility in the price of our securities include:

  •
  clinical trial results and regulatory developments;

  •
  quarterly variations in results;

  •
  business and product market cycles;

  •
  fluctuations in customer requirements;

  •
  the availability and utilization of manufacturing capacity;

  •
  the timing of new product introductions; and

  •
  the ability to develop and implement new technologies.

        The price of our securities may also be affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. While we cannot predict the individual effect that these factors may have on the price of our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. There can be no assurance that these factors will not have an adverse effect on the trading prices of our common stock.

ITEM 2. PROPERTIES

        Our corporate headquarters, including our principal executive offices and some of our research facilities, are located in Foster City, California. At this location, we lease approximately 260,000 square feet of space in eight proximately located buildings. One of the leases covering approximately 59,000 square feet of space in this group of buildings expires in December 2003 and there are no renewal options. The remaining leases expire in March and September 2006 and we have an option to renew all of these leases for two additional five-year periods.

        We also occupy facilities in San Dimas, California. At this location, we lease approximately 102,500 square feet of space, which houses research and development activities, manufacturing and certain administrative functions. These leases expire in May and November 2003, with two five-year renewal options. In addition, we lease an adjacent warehouse facility with about 53,000 square feet of space that we use for product distribution and administrative functions. This lease expires in April 2006, with two additional five-year extensions.

        In Durham, North Carolina, we lease approximately 101,000 square feet of administrative office and laboratory space, of which we sublease approximately 21,000 square feet to third parties. This lease expires in September 2003. We are currently in negotiations with the lessor for another lease term.

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

ITEM 3. LEGAL PROCEEDINGS

        In 1997, we reached a settlement with Elan Corporation, plc (the successor company to The Liposome Company) in which both companies agreed to dismiss all legal proceedings involving AmBisome. Under the terms of the initial settlement agreement in 1997, we made an initial payment to Elan of $1.8 million and agreed to make additional royalty payments through 2006, based on AmBisome sales. In 1997, we recorded a $10.0 million accounting charge for the accrued litigation settlement expenses, representing the net present value of all future minimum payments we were required to make. In June 2002, we entered into an agreement with Elan terminating our remaining AmBisome payment obligations under the initial settlement agreement in exchange for a payment to Elan of $7.3 million.

        In November 2002, ULEHI notified us that ULEHI believes Gilead has materially breached its licensing agreement with ULEHI concerning the SELEX technology to identify aptamers by, amongst other things, assigning rights under the agreement without ULEHI's consent. We contest ULEHI's allegations. We have met with ULEHI regarding these allegations and are actively engaged in negotiations to settle this disagreement. If these negotiations prove unsuccessful and ULEHI chooses to terminate the ULEHI-Gilead agreement, an arbitration concerning this termination would likely result. An unfavorable outcome in such an arbitration could give rise to an award against us of monetary damages or other adverse remedies, possibly including conveyance to ULEHI of Gilead's rights and obligations under the ULEHI licensing agreement and our sublicenses.

        We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have any significant impact on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to a vote of securities holders during the quarter ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on The Nasdaq Stock Market under the symbol "GILD". The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock on The Nasdaq Stock Market. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent prices of actual transactions.

	High	Low
2002
First Quarter	$39.00	$28.95
Second Quarter	$38.19	$28.05
Third Quarter	$37.25	$26.08
Fourth Quarter	$40.00	$30.61
2001
First Quarter	$20.88	$12.44
Second Quarter	$30.98	$14.41
Third Quarter	$31.75	$22.85
Fourth Quarter	$36.84	$27.28

        As of February 28, 2003, we had 198,503,361 shares of common stock outstanding held by approximately 519 stockholders of record. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

        On December 18, 2002 we issued $345.0 million of 2% convertible senior notes due December 15, 2007 in a private offering to Goldman, Sachs & Co., which resold the notes to qualified institutional investors. Net proceeds were approximately $336.6 million.

        The following table provides certain information with respect to all of our equity compensation plans in effect as of the end of the fiscal year ended December 31, 2002 (shares in thousands).

Equity Compensation Plan Information

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Common Shares Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)(1)
Equity compensation plans approved by security holders	21,060	$18.67	17,059
Equity compensation plans not approved by security holders	—	—	—

Total:	21,060	$18.67	17,059

(1)
Includes approximately 1.7 million shares issuable under Gilead's Employee Stock Purchase Plan. See Note 14 of the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

GILEAD SCIENCES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA (1)(2)
(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues	$466,790	$233,769	$195,555	$168,979	$151,119
Total costs and expenses	385,783	354,458	247,873	239,838	230,631
Income (loss) from operations	81,007	(120,689)	(52,318)	(70,859)	(79,512)
Gain on sale of oncology assets	—	157,771	—	—	—
Income (loss) before cumulative effect of change in accounting principle	72,097	51,182	(43,106)	(66,486)	(44,758)
Cumulative effect of change in accounting principle(3)	—	1,089	(13,670)	—	—
Net income (loss)	72,097	52,271	(56,776)	(66,486)	(44,758)
Amounts per common share—basic:
Income (loss) before cumulative effect of change in accounting principle	$0.37	$0.27	$(0.24)	$(0.39)	$(0.27)
Cumulative effect of change in accounting principle	—	0.01	(0.07)	—	—

Net income (loss) per share—basic	$0.37	$0.28	$(0.31)	$(0.39)	$(0.27)

Shares used in per share calculation—basic	195,543	190,245	182,099	171,305	164,060

Amounts per common share—diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.35	$0.25	$(0.24)	$(0.39)	$(0.27)
Cumulative effect of change in accounting principle	—	0.01	(0.07)	—	—

Net income (loss) per share—diluted	$0.35	$0.26	$(0.31)	$(0.39)	$(0.27)

Shares used in per share calculation—diluted	206,477	202,321	182,099	171,305	164,060

	December 31,
	2002	2001	2000	1999	1998
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$942,374	$582,851	$512,878	$294,394	$348,743
Working capital	1,078,868	627,642	535,560	324,104	359,555
Total assets	1,288,183	794,786	678,099	436,808	487,764
Long-term obligations	273	389	2,238	5,253	8,883
Convertible debt	595,000	250,000	250,000	79,533	80,000
Accumulated deficit	(381,640)	(453,737)	(506,008)	(449,232)	(382,746)
Total stockholders' equity(4)	571,341	452,437	351,124	297,292	333,699

(1)
During 2001, we completed the sale of our oncology assets and related technology to OSI Pharmaceuticals, Inc. and recorded a non-operating gain of $157.8 million. In 2001, we also recorded a non-operating gain of $8.8 million from the sale of our 49 percent interest in Proligo. During 2002, Gilead sold all its shares of OSI common stock and recognized a loss on the sale of marketable securities of $16.0 million. These shares were partial consideration for the sale of our oncology assets.

GILEAD SCIENCES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA (Continued)
(in thousands, except per share data)

(2)
The 1998 prior period was restated to reflect the merger with NeXstar Pharmaceuticals, Inc. on July 29, 1999, which was accounted for as a pooling of interests.

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

(4)
No cash dividends have been declared or paid on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Gilead was incorporated in Delaware on June 22, 1987. We are a biopharmaceutical company focused on the discovery, development and commercialization of antivirals, antibacterials and antifungals to treat life-threatening infectious diseases. We are a multinational company, with revenues from six approved products and marketing operations in ten countries. Currently, we market Viread (tenofovir disoproxil fumarate) for the treatment of HIV infection; Hepsera (adefovir dipivoxil) for the treatment of chronic hepatitis B infection; AmBisome ((amphotericin B) liposome for injection), an antifungal agent; DaunoXome (daunorubicin citrate liposome injection), a drug approved for the treatment of Kaposi's Sarcoma; and Vistide (cidofovir injection) for the treatment of CMV retinitis. Roche markets Tamiflu (oseltamivir phosphate) for the treatment of influenza, under a collaborative agreement with us. We are seeking to add to our existing portfolio of products through our clinical development programs, internal discovery programs and an active product acquisition and in-licensing strategy, such as our acquisition of Triangle completed in January 2003. Our internal discovery activities include identification of new molecular targets, target screening and medicinal chemistry. In addition, we are currently developing products to treat HIV and HBV infections. We also have expertise in liposomal drug delivery technology that we use to develop drugs that are safer, easier for patients to tolerate and more effective.

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

Forward-Looking Statements and Risk Factors

        The following discussion contains forward-looking statements that involve risks and uncertainties. Gilead's actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as under the caption "Business", including "Risk Factors That Affect Gilead" in Part I. All forward-looking statements included in this document are based on information currently available to Gilead, do not include the effect of the acquisition of Triangle in our 2003 guidance, unless specifically noted, since we are still evaluating the detailed financial impact of Triangle's operations on our consolidated financial statements, and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

        Viread Sales.    We rely on sales of Viread for a significant portion of our operating income. A number of drugs to treat HIV infection and AIDS are currently sold or are in advanced stages of clinical development, including 20 products currently sold in the U.S. Among the companies that are significant competitors in the HIV/AIDS market are GSK, BMS, Roche, Pfizer, Merck, Boehringer-Ingelheim and Abbott Laboratories. Given the broad range of competitors and depth of their resources, Viread's market penetration may be limited, particularly for use in treatment-naïve patients, given that the data supporting Viread's U.S. approval is in a treatment-experienced patient population.

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

        Acquisition Integration.    In January 2003, we completed the acquisition of Triangle. Any acquisition carries inherent risks. We may not be able to successfully integrate Triangle into our operations and obtain any anticipated synergies or cost savings. We may also be unsuccessful in obtaining marketing approval for emtricitabine or in developing a co-formulated product. Failure to successfully integrate the Triangle operations into our business or obtain marketing approval of emtricitabine could adversely affect our financial position and results of operations.

        Market Acceptance of Products.    The ability of our products to achieve and sustain market acceptance will depend on a number of factors, including the receipt and scope of regulatory approvals; the availability of public and private insurance and reimbursement for our products; the safety, efficacy, tolerability and cost of our products; ease of administration and dosing, and how our products compare to competitive products. If our products do not achieve and sustain market acceptance, our results of operations will suffer.

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

        Collaborations.    We depend on collaborations for the development and commercialization of certain products and for revenue, including the collaboration with Fujisawa for sales of AmBisome in the U.S. and Canada, the collaboration with GSK for clinical and regulatory development and commercialization of Hepsera in Asia, Latin America and certain other territories, and the collaboration with Roche for sales of Tamiflu worldwide. We may also seek additional collaborations. These collaborations could fail for a number of reasons, including if our partners do not devote sufficient resources to the development, commercialization or marketing of our products, or if disputes arise with our partners. If these existing collaborations fail, our financial results would be adversely affected.

        Foreign Currency Fluctuations.    A significant percentage of our product sales are denominated in foreign currencies. Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar return on these sales and negatively impact our financial condition. Prior to January 2002, we did not hedge our exposure to the impact of fluctuating foreign exchange rates on forecasted sales. Effective January 2002, we have begun to use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency. We do hedge a portion of our accounts receivable balances denominated in foreign currencies, which minimizes but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. Additionally, to mitigate the impact of currency rate fluctuations on our cash outflows for certain foreign currency-denominated raw materials purchases, we enter into foreign exchange forward contracts to hedge our foreign currency-denominated accounts payable.

        Uncertain Financial Results.    We expect that our financial results will continue to fluctuate from quarter to quarter and that such fluctuations may be substantial. The fluctuations can be caused by many factors that are beyond our control, including the risk factors listed above. As of December 31, 2002, our accumulated deficit was $381.6 million.

Critical Accounting Policies and Estimates

        Gilead's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, accrued clinical and preclinical expenses, and contingencies. We base our estimates on historical experience and on various other market specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

        Gilead believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  •
  We record estimated reductions to revenue for expected returns of expired products, Medicaid reimbursements and customer incentives, such as cash discounts for prompt payment. Estimates for Medicaid reimbursements and cash discounts are based on contractual terms and expectations regarding the utilization rates for these programs. Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns. Expected returns for our marketed drugs are generally low because the shelf life for these products ranges from 24 months for Viread up to 36 months for AmBisome in the U.S. If conditions become more competitive for any of the markets served by our drugs or if other circumstances change, we may take actions to increase our product return estimates or we may offer additional customer incentives. This would result in an incremental reduction of future revenue at the time the return estimate is changed or incentives are offered.

  •
  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on the government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required.

  •
  We write down our inventory based on quality control reviews of our individual raw material batches. We generally do not maintain inventory reserves based on estimated obsolescence or risk of competition primarily because the shelf life of the products is long. However, if our current assumptions about future demand and competition were to change and if actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

  •
  We record accruals for estimated clinical and preclinical study costs. These costs are a significant component of research and development expenses. Management accrues costs for clinical studies performed by contract research organizations based on estimates that, generally, 25% to 30% of the work is for up-front costs with the remaining activity occurring on a straight-line basis over the life of the individual contract or study. This estimate may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activity to the extent possible, however, if management has underestimated activity levels associated with various studies at a given point in time, we would have to record additional research and development expenses in future periods that could be significant.

Results of Operations

Revenues

        We had total revenue of $466.8 million in 2002, $233.8 million in 2001 and $195.6 million in 2000. Included in total revenue are net product sales, royalty income and contract revenue, including revenue from research & development (R&D) and manufacturing collaborations.

        Net product sales revenue was $423.9 million for 2002, compared with $191.0 million for 2001 and $149.7 million for 2000. Product sales increased 122% in 2002 compared to 2001 primarily due to significant increases in sales of Viread, which was approved for sale in the U.S. in October 2001 and the European Union in February 2002. A significant percentage of Gilead's product sales continue to be denominated in foreign currencies. Prior to 2002, we did not hedge our exposure to the impact of fluctuating foreign exchange rates on forecasted sales. Effective January 2002, we began to use forward contracts to hedge a percentage of our forecasted international sales which will reduce, but not eliminate, fluctuations in sales due to changes in foreign currency exchange rates, primarily those denominated in the Euro currency. Losses on these revenue hedges reduced product revenues by $1.0 million in 2002.

        Sales of Viread in 2002 were $225.8 million in 2002, or 53% of total product sales, compared to $15.6 million, or 8% of total product sales in 2001. Of the Viread sales in 2002, $167.0 million were U.S. sales and $58.8 million were international sales. With the continued market expansion of Viread, we expect Viread sales in 2003 to approximately double and be in the range of $425 million to $475 million.

        Sales of AmBisome were $185.7 million in 2002, an increase of 13% over AmBisome sales of $164.5 million in 2001. Sales of AmBisome were $141.1 million in 2000. Prior to 2002, our revenues have been primarily derived from sales of AmBisome, which represented 44% of total product sales in 2002, 86% of total product sales in 2001 and 94% of total product sales in 2000. Excluding the impact of foreign currencies relative to the U.S. dollar, AmBisome sales grew 9% for the year ended December 31, 2002 over the comparable period in 2001. The increase in sales in 2002 compared to 2001 was primarily due to volume sales increases in Europe, which offset declining sales in the U.S. The increase in sales in 2001 compared to 2000 is primarily due to volume and price increases in the U.S. and Europe. In addition, excluding the impact of the decline in foreign currencies relative to the U.S. dollar in 2001, sales of AmBisome in 2001 would have increased 20%. With the expected increase in competition, we expect AmBisome sales for 2003 to be lower than 2002 and in the range of $160 million to $170 million.

        We recorded royalty revenue of $20.4 million in 2002, compared with $23.0 million in 2001 and $24.6 million in 2000. During this three-year period, the most significant source of royalty revenue was from sales of AmBisome in the U.S. by Fujisawa under a co-promotion arrangement with us. Royalty revenue from Fujisawa was $15.7 million in 2002, compared with $17.1 million in 2001 and $13.5 million in 2000.

        We also recorded royalty revenue of $3.4 million in 2002, $4.5 million in 2001 and $9.6 million in 2000 related to sales of Tamiflu. Tamiflu is an orally administered compound developed to treat and prevent viral influenza in humans. Gilead co-developed Tamiflu with Roche, which owns the worldwide commercial rights to Tamiflu, and is required to pay us a royalty on net sales of the product. We began recognizing royalties from Tamiflu in the first quarter of 2000. In June 2002, Roche received European regulatory approval of Tamiflu for the treatment of influenza in adults and children and prevention in adolescents and adults. As it is difficult to estimate third party product sales, we record royalty revenue one quarter in arrears.

        Total contract revenue was $22.5 million in 2002, compared with $19.8 million in 2001 and $21.3 million in 2000. In 2002 and 2001 a primary source of contract revenue was from our licensing of the SELEX process patent estate to Archemix, which, due to collectibility concerns, we recognized on a cash basis. This provided $8.1 million of contract revenue in 2002 and $8.6 million in 2001. In 2002, Roche made milestone payments of $8.0 million for the European prophylaxis and treatment approvals of Tamiflu, and in 2001 made a $2.0 million milestone payment relating to the development of Tamiflu under an R&D collaboration agreement. In 2000, contract revenue from Roche consisted of $9.6 million in milestone payments related to Roche completing regulatory filings and approvals for Tamiflu in the U.S. and Japan. As of December 31, 2002, Gilead is entitled to additional milestone payments of up to $1.6 million upon Roche achieving certain developmental and regulatory milestones.

        In April 2002, Gilead and GSK entered into a licensing agreement providing GSK the rights to commercialize Hepsera, Gilead's antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, Gilead retained rights to Hepsera in the U.S., Canada, Eastern and Western Europe, Australia and New Zealand. GSK received exclusive rights to develop Hepsera solely for the treatment of hepatitis B in all of its territories, the most significant of which include China, Korea, Japan and Taiwan. In addition, GSK paid Gilead an up-front licensing fee of $10.0 million as the first payment against these additional obligations and, may pay up to $30.0 million upon achievement by GSK of certain regulatory, development and commercial milestones. Of this $30.0 million, $2.0 million was received for the U.S. approval of Hepsera in September 2002. GSK also will pay Gilead a royalty on net sales, if any, of Hepsera in the GSK territories. GSK will have full responsibility for development and commercialization of Hepsera in GSK's territories. The $10.0 million up-front fee and the $2.0 million U.S. approval fee have been recorded as deferred revenue in 2002 with a total of $0.5 million being recognized as contract revenue in 2002. The balance of deferred revenue at December 31, 2002 will be amortized into contract revenue over the period of Gilead's remaining obligations under the agreement, approximately 14 years.

        In December 2001, we completed the sale of our oncology assets to OSI. To date, we have received $130.0 million in cash and $38.8 million in OSI stock. Under this agreement, we are entitled to additional payments from OSI of up to $30.0 million in either cash or a combination of cash and OSI stock if and when OSI reaches certain development milestones for NX 211, the most advanced of the oncology product candidates sold to OSI. Under a related manufacturing agreement, we will produce NX 211 and GS 7904L, the two liposomal products included in the sale at our manufacturing facility in San Dimas, California. In 2002, we recognized $3.3 million of contract revenue under this manufacturing agreement.

        In October 2001, we entered into an agreement with Archemix Corporation relating to our SELEX technology. Under this agreement, we gave Archemix the exclusive rights to the SELEX process, including therapeutic and other commercial applications to the extent not already licensed under pre-existing agreements. Archemix paid to us $8.5 million in 2002 and $9.0 million in 2001. As required by our license agreement with ULEHI, we paid 5% of the $8.5 million and $9.0 million payments to ULEHI. We also received a warrant to purchase 350,000 shares of Archemix common stock, the value of which is not material. As required by our license agreement with ULEHI, we transferred 5% of this warrant to ULEHI.

        In March 2000, we entered into an agreement with EyeTech Pharmaceuticals, Inc. relating to Gilead's proprietary aptamer EYE001, currently known as Macugen. Currently in early clinical trials, Macugen is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, EyeTech received worldwide rights to all therapeutic uses of Macugen, and, if the product is successfully commercialized, EyeTech will pay us royalties on worldwide sales of the product. EyeTech also will be responsible for all research and development costs. We provided clinical supplies of the product to EyeTech through March 2001. We received a $7.0 million up-front licensing fee from EyeTech in April 2000, which has been recognized as revenue ratably over the one-year supply agreement period. Accordingly, $5.2 million of the license fee was recorded as contract revenue in 2000, and $1.8 million was recognized as revenue in 2001. We are also entitled to additional cash payments from EyeTech of up to $25.0 million if and when EyeTech reaches certain Macugen development milestones. Additionally, we received a warrant to purchase 791,667 shares of EyeTech series B convertible preferred stock, exercisable at a price of $6.00 per share, the price at which the stock was issued to other investors.

Gross Margins

        Product gross margins were 83.6% in 2002, compared with 77.1% in 2001 and 77.6% in 2000. The improvement from 2001 to 2002 is primarily driven by product mix as Viread, a higher margin product, contributed significantly to net product sales in 2002, whereas only modest sales of Viread were recorded in 2001.

        Foreign exchange also impacts gross margins as we price our products in the currency of the country into which the products are sold while a significant majority of our manufacturing costs are in U.S. Dollars. For example, an increase in the value of these foreign currencies relative to the U.S. Dollar will positively impact gross margins since our manufacturing costs will remain approximately the same while our revenues after being translated into U.S. Dollars, will increase. In 2002, gross margins were positively impacted by the weakening U.S. dollar while in 2001 and 2000, gross margins were negatively impacted by these factors, as discussed in the product sales section under the caption "Revenues" above. Except for the potential impact of unpredictable and uncontrollable changes in exchange rates relative to the U.S. Dollar and the mix of product sales between Viread, Hepsera and AmBisome, we expect gross margins in 2003 to remain relatively stable compared to 2002.

Operating Expenses

        In 2002, R&D expenses were 35% of total costs and expenses. In total, R&D expenses were $134.8 million in 2002, compared with $185.6 million in 2001 and $132.3 million in 2000. The major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical studies performed by contract research organizations, materials and supplies, and overhead allocations consisting of various support and facilities related costs. Our R&D activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology work. Clinical development costs include Phase 1,2, and 3 clinical trials as well as expanded access programs. Pharmaceutical development costs consist of product formulation and chemical analysis.

        The following table breaks down these major components of research and development spending (in thousands):

	2002	2001	2000
Research	$27,856	$30,535	$24,925
Clinical development	82,261	107,229	72,881
Pharmaceutical development	24,641	25,392	24,431
Oncology (divested)	—	22,397	10,102

Total	$134,758	$185,553	$132,339

        The $50.8 million decrease in R&D spending in 2002 compared to 2001 was primarily due to the reduction in expenses associated with the clinical program for Viread, which was approved in October 2001, and the elimination of expenses associated with our oncology program as a result of the sale of our oncology program to OSI in December 2001. Additionally, in 2001 we recognized as expense $10.6 million of a $13.0 million up-front license fee paid to Cubist Pharmaceuticals related to the European licensing agreement for daptomycin, also known as Cidecin, signed in January 2001. Upon termination of this agreement in September 2002, $2.0 million was recorded to R&D, which represented the remaining unamortized asset related to the preclinical oral formulation of daptomycin. Excluding the impact of the Triangle acquisition, we expect R&D expenses in 2003 to be approximately $160 million to $180 million, or approximately 20% to 35% higher than 2002 expenses.

        The $53.3 million increase in R&D spending in 2001 versus 2000 was attributable in part to the recognition of $10.6 million of the $13.0 million up-front payment and $5.5 million of clinical milestone payments to Cubist under the European licensing agreement for Cidecin. In addition, our expenses associated with the clinical programs for Viread and Hepsera increased by approximately $18.2 million and $13.3 million, respectively, during the year.

        Recent industry reports indicate that a biopharmaceutical company generally takes 10 to 15 years (an average of 12 years) to research, develop and bring to market as a new prescription medicine in the U.S. These averages are generally consistent with the projects that we develop internally, although our recent product development timelines have been on a more accelerated basis. Drug development in the U.S. is a process that includes several steps defined by the FDA. The process begins with the filing of an IND, which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase 1, 2, and 3, and generally accounts for an average of seven years of a drug's total development time. The most significant costs associated with clinical development are the Phase 3 trials as they tend to be the longest and largest studies conducted during the drug development process. We currently have products in development that are in Phase 3 studies. The successful development of our products is highly uncertain. An estimation of completion dates and R&D expenses can vary significantly for each product and are difficult to predict. Even after successful development and FDA approval of a product, we undertake additional studies to try and expand the product's label and market potential. For a more complete discussion of the risks and uncertainties associated with completing the development of products, see the "Risk Factors That Affect Gilead" section of Item I above.

        Selling, general and administrative (SG&A) expenses were $181.3 million in 2002, compared with $125.1 million in 2001 and $82.0 million in 2000. The increase in expenses in 2002 compared to 2001 is primarily due to our global sales and marketing efforts, including the expansion of Gilead's U.S. and European sales forces to support the commercial launches of Viread and Hepsera.

        The increase in SG&A expenses in 2001 versus 2000 was primarily due to Gilead's increased global marketing efforts and the expansion of our sales force to support the commercial launch of Viread.

        In 2003, we expect SG&A expenses, excluding the impact of the Triangle acquisition, to be approximately $250 million to $270 million, or 40% to 50% higher than 2002 levels, primarily due to the increase in marketing activities associated with the continued promotion of Viread, Hepsera and AmBisome.

Gain on Sale of Oncology Assets

        In December 2001, we completed the sale of our oncology assets, pipeline of clinical stage oncology products and related intellectual property, as well as our Boulder, Colorado operations, including clinical research and drug development personnel, infrastructure and facilities, to OSI. The pipeline of clinical candidates includes NX 211 (liposomal lurtotecan), GS 7836 (a nucleoside analogue) and GS 7904L (a liposomal thymidylate synthase inhibitor). On the closing date, we received $130.0 million in cash and OSI common stock valued at approximately $38.8 million. We recorded a non-operating gain of $157.8 million in the fourth quarter of 2001 as a result of this transaction. In addition, we recorded income taxes of $3.3 million in connection with this transaction.

Loss on Sale of Marketable Securities

        In July 2002, the Company sold all of its remaining shares of OSI common stock for approximately $22.0 million. These shares were partial consideration for the sale of our oncology assets to OSI in December 2001, at which time they were recorded at a fair market value of approximately $38.0 million. In connection with the sale of these remaining shares, we recognized a non-operating loss of approximately $16.0 million in the year ended December 31, 2002.

Gain on Sale of Unconsolidated Affiliate

        In August 2001, we also sold our 49 percent interest in Proligo L.L.C. (Proligo) to Degussa Corporation for $14.3 million in cash. Proligo was a joint venture between Gilead and SKW Americas, Inc. focused on the manufacturing of oligonucleotides. SKW Americas, a subsidiary of Degussa Corporation, held the remaining 51 percent of Proligo. The proceeds, net of Gilead's investment in Proligo, are reflected as an $8.8 million gain on the sale of unconsolidated affiliate in 2001.

Interest Income and Interest Expense

        We recorded interest income of $22.3 million in 2002, compared with $25.6 million in 2001 and $17.6 million in 2000. The decrease in 2002 compared to 2001 is attributable to the significant decline in interest rates, partially offset by a higher average cash balance due to positive cash flow from operations and to the proceeds from the sale of the oncology assets to OSI. The increase in 2001 over 2000 was due to higher average balances of invested funds. Interest income in 2003 will depend principally upon prevailing interest rates, over which we have no control and the level of our cash, cash equivalent and marketable securities balances.

        We incurred interest expense of $13.9 million in 2002, compared with $14.0 million in 2001 and $4.4 million in 2000. The significant increase in 2001 over 2000 is due to the full year of interest on our $250.0 million 5% convertible subordinated notes. Interest expense for 2000 consisted primarily of interest on the $79.5 million 6.25% convertible notes, which were converted to common stock in August 2000. We expect interest expense in 2003 to increase as compared with 2002 expense levels primarily due to the issuance of the $345.0 million 2% convertible senior notes in December 2002.

Income Taxes

        Our provision for income taxes was $1.3 million, $4.1 million and $1.2 million in 2002, 2001 and 2000, respectively. This income tax expense was primarily associated with income earned by our foreign subsidiaries as we have significant net operating losses which reduce our U.S. tax liability. The significant increase in income tax expense in 2001 resulted principally from the gain on the sale of our oncology assets to OSI, for which we recorded approximately $3.3 million of federal and state alternative minimum taxes. The provision for 2002 was reduced by a change in U.S. income tax law. This law allows net operating loss carryforward deductions to offset 100% of alternative minimum taxable income, resulting in a reduction of U.S. income tax recorded in the previous years of $1.3 million.

        We record a valuation allowance to reduce our deferred tax assets to the amount that is likely to be realized. We consider future taxable income, ongoing tax planning strategies and our historical financial performance in assessing the need for a valuation allowance. If it were determined that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, if we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination was made. We evaluate the realizibility of our deferred tax assets on a quarterly basis.

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

Liquidity and Capital Resources

        During the fourth quarter of 2002, a misclassification was discovered in the December 31, 2001 balance sheet and cash flow statement for the year then ended. At December 31, 2001, $38.8 million of OSI stock received in consideration for the divestiture of our oncology assets was misclassified on the balance sheet as cash and cash equivalents instead of as marketable securities. The misclassification had no impact on our statement of operations for any period, including revenues and net income. The December 31, 2001 consolidated balance sheet and 2001 consolidated statement of cash flows in this report have been changed to reflect the correct classification.

        Cash, cash equivalents and marketable securities totaled $942.4 million at December 31, 2002, up from $582.9 million at December 31, 2001. The increase of $359.5 million was primarily due to the $336.6 million in net proceeds received from the issuance of convertible senior notes in December 2002. Other major sources and uses of cash included net cash provided by operations of $74.4 million and proceeds from issuances of stock under employee stock plans of $51.4 million, partially offset by capital expenditures of $17.6 million and a $50.0 million convertible note received from Triangle. The $50.0 million loan to Triangle was returned to us in connection with the now completed acquisition. In January 2003, approximately $463.1 million has been paid to complete the acquisition of Triangle.

        Working capital at December 31, 2002 was $1,078.9 million compared to $627.6 million at December 31, 2001. Significant changes in working capital during 2002 included a $43.9 million increase in accounts receivable and a $12.3 million increase in inventory. The accounts receivable increase was primarily due to increased sales of Viread in the U.S. and Europe. The $12.3 million increase in inventory was primarily due to an increase in the production of Viread inventory to meet increasing sales demand. Significant changes in current liabilities during 2002 included an $11.5 million increase in accrued liabilities, an $8.9 million decrease in accrued clinical and preclinical expenses, a $6.8 million increase in accrued compensation, a $5.2 million increase in accounts payable and a $13.1 million increase in deferred revenue. The $11.5 million increase in accrued liabilities is primarily due to Medicaid rebate obligations associated with higher sales of Viread. The $8.9 million decrease in accrued clinical and preclinical expenses is primarily due to decreasing activity associated with the clinical trial programs for Viread and Hepsera. The $6.8 million increase in accrued compensation is primarily due to increased bonus accruals and the expansion of our sales force. The $5.2 million increase in accounts payable is primarily due to increases in our raw material purchases in support of Viread sales growth. The $13.1 million increase in deferred revenue primarily relates to the $12.0 million received under the collaboration with GSK that we entered into in April 2002.

        The $13.4 million effect of exchange rate changes on cash is primarily due to the weakening U.S. dollar relative to the Euro and the translation of our foreign subsidiaries' accounts receivable balances, which are primarily denominated in the Euro currency.

        We made capital expenditures of $17.6 million in 2002, $26.3 million in 2001 and $15.6 million in 2000. These expenditures were primarily for facilities improvements to accommodate our growth, as well as for laboratory and manufacturing equipment. Capital expenditures related to research and development were between 20% to 25% of the $17.6 million spent in 2002 and 50% to 60% of the

$26.3 million spent in 2001. We expect our capital spending for 2003 to be significantly higher than 2002 levels due to increased infrastructure needs and higher R&D spending.

        In December 2002, we issued $345.0 million of 2% convertible senior notes due December 15, 2007 in a private offering. The notes are currently convertible into a total of up to 7,340,425 shares of Gilead common stock at $47.00 per share. The $47.00 conversion price was higher than Gilead's common stock price at the notes' issuance date. The notes are redeemable in whole or in part, at our option, at any time on or after June 19, 2004, at specified redemption prices plus accrued interest. Debt issuance costs of $8.4 million incurred in connection with the issuance of the notes were recorded as other noncurrent assets, and are being amortized to interest expense on a straight-line basis over the contractual term of the notes.

        In December 2000, we issued $250.0 million of 5% convertible subordinated notes due December 15, 2007 in a private offering. The notes are currently convertible into a total of up to 10,178,116 shares of Gilead common stock at $24.5625 per share. The $24.5625 conversion price was higher than Gilead's common stock price at the notes' issuance date. The notes are redeemable in whole or in part, at our option, at any time on or after December 20, 2003, at specified redemption prices plus accrued interest. Debt issuance costs of $8.2 million incurred in connection with the issuance of the notes were recorded as other noncurrent assets, and are being amortized to interest expense on a straight-line basis over the contractual term of the notes.

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

        We believe that our existing capital resources, supplemented by cash generated from our operations, will be adequate to satisfy our capital needs for the foreseeable future. Our future capital requirements will depend on many factors, including:

  •
  the commercial performance of Viread, Hepsera and AmBisome,

  •
  the commercial performance of any of our other products in development that receive marketing approval, including emtricitabine from our acquisition of Triangle completed in January 2003,

  •
  the success of our partners' research, development and commercialization efforts for the products they have partnered with us,

  •
  the progress of our research and development efforts,

  •
  the scope and results of preclinical studies and clinical trials,

  •
  the cost, timing and outcome of regulatory reviews,

  •
  the rate of technological advances,

  •
  determinations as to the commercial potential of our products under development,

  •
  administrative expenses,

  •
  the status of competitive products,

  •
  the establishment of manufacturing capacity or third-party manufacturing arrangements,

  •
  the expansion of sales and marketing capabilities,

  •
  our possible geographic expansion, and

  •
  the establishment of additional collaborative relationships with other companies.

        We may in the future require additional funding, which could be in the form of proceeds from equity or debt financings or additional collaborative agreements with corporate partners. If such funding is required, we cannot assure you that it will be available on favorable terms, if at all.

Subsidiaries and Other

        We have established a variety of subsidiaries in various countries for the purpose of conducting business in those locations. All of these subsidiaries are consolidated in our financial statements. We do not have any "special purpose" entities that are unconsolidated in our financial statements, including those defined as "variable interest entities" by the Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities. We are also not involved in any non-exchange traded commodity contracts accounted for at fair value. We have no commercial commitments with related parties, except for employee loans. We have contractual obligations in the form of capital and operating leases, notes payable and clinical research organization contracts.

Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our financial position and results of operations.

        In November 2002, The EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. We are reviewing the provisions of this consensus to determine the effect, if any, it may have on the Company's financial position and results of operations.

        In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of the disclosure provisions of FIN 45 did not have a material impact on our results of operations and financial position.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 is an amendment to SFAS No. 123, Accounting for Stock-Based

Compensation issued in October 1995. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), Accounting for Stock Issued to Employees, to account for employee stock options.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

        Our operations include manufacturing and sales activities in the U.S. as well as sales activities in Europe and Australia. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Euro, the British pound and the Australian dollar. When the U.S. dollar strengthens against these currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens, the relative amounts of such sales increase. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business.

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

        A significant percentage of our product sales is denominated in foreign currencies. Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar return on these sales and negatively impact our financial condition. Prior to 2002, we did not hedge our exposure to the impact of fluctuating foreign exchange rates on forecasted sales. Effective January 2002, we have begun to use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency.

        The following table summarizes the notional amounts, average currency exchange rates and fair values of our open foreign exchange forward contracts at December 31, 2002. The contracts have maturities of one year or less with one exception. One hedge contract intended to hedge raw materials purchases in the first quarter of 2004, with a notional amount of $4.3 million and an insignificant fair value at December 31, 2002 has a maturity of 13 months. Average rates are stated in terms of the amount of foreign currency per U.S. dollar. Fair values represent estimated settlement amounts at December 31, 2002 (notional amounts and fair values in U.S. dollars in thousands):

Currency	Notional Amount	Average Rate	Fair Value December 31, 2002
British Pound	6,920	0.6496	69
Euro	46,567	0.9743	(1,131)

        The total notional amount of $53.5 million and fair value of ($1.1) million on our open foreign exchange forward contracts at December 31, 2002 compares with a total notional amount of

$72.3 million and fair value of ($0.9) million on our open foreign exchange forward contracts at December 31, 2001.

Interest Rate Risk

        Our portfolio of available-for-sale investment securities and our fixed-rate liabilities create an exposure to interest rate risk. With respect to the investment portfolio, we adhere to an investment policy that requires us to limit amounts invested in securities based on duration, industry group, investment type and issuer, except for securities issued by the U.S. government. The goals of our investment policy, in order of priority, are as follows:

  •
  Safety and preservation of principal and diversification of risk;

  •
  Liquidity of investments sufficient to meet cash flow requirements; and

  •
  Competitive after-tax rate of return.

        The following table summarizes the expected maturities and average interest rates of our interest-bearing assets and fixed-rate liabilities at December 31, 2002 (dollars in thousands).

	Years ending December 31,
								Fair Value December 31, 2002
	2003	2004	2005	2006	2007	Thereafter	Total
Assets
Available-for-sale securities	$674,770	$186,392	$24,035	—	—	—	$885,197	$885,197
Average interest rate	1.72%	2.74%	2.70%
Liabilities
Long-term obligations, including current portion(1)	$14,159	$9,499	$9,140	$5,693	$4,073	$1,418	$43,982	$43,982
Average interest rate	13.81%	16.44%	16.40%	20.75%	20.75%
Convertible senior debentures	—	—	—	—	$345,000	—	$345,000	$357,410
Interest rate					2.00%
Convertible subordinated debentures	—	—	—	—	$250,000	—	$250,000	$381,877
Interest rate					5.00%

(1)
Long-term obligations consist of capital leases, operating leases (net of noncancelable subleases) and debt secured by property, plant and equipment. The interest portion of payments due is included.

International Credit Risk

        Our accounts receivable balance at December 31, 2002 was $125.0 million compared to $74.2 million at December 31, 2001. The growth was primarily due to higher product sales for Viread in the U.S. and Europe. In certain countries where payments are typically slow, primarily Greece, Spain, Portugal and Italy, our accounts receivable balances are significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2002, our past due accounts receivable for Greece, Spain, Portugal and Italy totaled approximately $49.7 million, of which approximately $26.6 million was more than 120 days past due. At December 31, 2001, past due receivables for these countries were $28.7 million, of which approximately $9.9 million was more than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and believe that all accounts receivable balances as reflected on the consolidated balance sheet, including those due from customers in these four countries, are collectible. We continually seek to improve our collection processes to ensure that we fully collect amounts due to us based on our product sales and that collections are timely.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this item are set forth beginning at page 63 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement filed with the SEC pursuant to Regulation 14A in connection with the 2003 Annual Meeting (the Proxy Statement) under the headings "Nominees", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934".

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings "Executive Compensation" and "Compensation Committee Report".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to the section of our Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings "Compensation Committee Interlocks and Insider Participation", "Certain Transactions" and "Executive Compensation".

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K:

(1)
Index list to Financial Statements:

  (2)
  Schedule II is included on page 102 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

  (3)
  Exhibits

        The following exhibits are filed herewith or incorporated by reference:

Exhibit Footnote	Exhibit Number	Description of Document
(21)	2.1	Asset Purchase Agreement between Registrant and OSI Pharmaceuticals, Inc. dated as of November 26, 2001.
(25)	2.2	Agreement and Plan of Merger, among Registrant, Simbolo Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Triangle Pharmaceuticals, Inc., dated as of December 3, 2002.
(20)	3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
(1)	3.2	Bylaws of the Registrant, as amended and restated March 30, 1999.
	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
(4)	4.2	Amended and Restated Rights Agreement dated as of October 21, 1999 between the Registrant and ChaseMellon Shareholder Services, LLC.
(10)	4.3	Agreement and Plan of Merger dated February 28, 1999 by and among Registrant, Gazelle Acquisition Sub, Inc. and NeXstar Pharmaceuticals, Inc.
(19)	4.4	Indenture dated as of December 18, 2000 between the Registrant and Chase Manhattan Bank and Trust Company, National Association, including therein the forms of the notes.
	4.5	Indenture dated as of December 18, 2002 between the Registrant and J.P. Morgan Trust Company, National Association, including herein the forms of the notes.
	4.6	Registration Rights Agreement dated as of December 18, 2002 between the Registrant and Goldman, Sachs & Co.
(5)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.
(5)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees.
(5)	10.3	Registrant's 1987 Incentive Stock Option Plan and related agreements.
(5)	10.4	Registrant's 1987 Supplemental Stock Option Plan and related agreements.
(1)	10.5	Registrant's Employee Stock Purchase Plan, as amended March 30, 1999.

(26)	10.6	Registrant's 1991 Stock Option Plan, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002.
(5)	10.7	Form of Non-Qualified Stock Option issued to certain executive officers and directors in 1991.
(6)	10.8	Vintage Park Research and Development Net Lease by and between Registrant and Vintage Park Associates dated March 27, 1992 for premises located at 344B, 346 and 353 Lakeside Drive, Foster City, California with related addendum, exhibits and amendments.
(5)	10.9	Letter Agreement, dated as of September 23, 1991 between Registrant and IOCB/REGA, with exhibits with certain confidential information omitted.
(6)	10.10	Vintage Park Research and Development Net Lease by and between Registrant and Vintage Park Associates dated September 16, 1993 for premises located at 335 Lakeside Drive, Foster City, California with related exhibits.
(7)	10.11	Amendment Agreement, dated October 25, 1993 between Registrant and IOCB/REGA, and related license agreements and exhibits with certain confidential information omitted.
(20)	10.12	Amendment Agreement, dated December 27, 2000 between Registrant and IOCB/REGA.
(2)	10.13	Loan Agreement, dated as of October 1, 1994 among Registrant and Mark L. Perry and Melanie P. Peña.
(26)	10.14	Registrant's 1995 Non-Employee Directors' Stock Option Plan, as amended January 26, 1999, and as amended January 30, 2002.
(8)	10.15	Vintage Park Research and Development Lease by and between Registrant and WCB Sixteen Limited Partnership dated June 24, 1996 for premises located at 333 Lakeside Drive, Foster City, California.
(8)	10.16	Amendment No. 1 to Vintage Park Research and Development Lease by and between Registrant and WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 335 Lakeside Drive, Foster City, California.
(8)	10.17	Amendment No. 2 to Vintage Park Research and Development Lease by and between Registrant and WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 344B, 346 and 353 Lakeside Drive, Foster City, California.
(9)	10.18	License and Supply Agreement between Registrant and Pharmacia & Upjohn S.A. dated August 7, 1996 with certain confidential information omitted.
(9)	10.19	Development and License Agreement between Registrant and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated September 27, 1996 with certain confidential information omitted.
(18)	10.20	Amendment No. 3 to Vintage Park Research and Development Lease by and between Registrant and Spieker Properties, L.P. dated August 14, 1998 for premises located at 355 Lakeside Drive, Foster City, California.
(3)	10.21	NeXstar Pharmaceuticals, Inc.'s 1993 Incentive Stock Plan, adopted February 8, 1993, as amended.
(13)	10.22	NeXstar Pharmaceuticals, Inc.'s 1995 Director Option Plan, adopted July 25, 1995.
(14)	10.23	Vestar, Inc. 1988 Stock Option Plan.
(14)	10.24	Lease, dated March 26, 1987, between Vestar, Inc. and Majestic Realty Co. and Patrician Associates, Inc. and Amendment No. 1 thereto and Amendment No. 2 thereto, dated as of June 8, 1992.
(12)	10.25	Third Amendment, dated January 11, 1996, between Majestic Realty Co. and Patrician Associates, Inc. and the Registrant, to Lease, dated March 26, 1987, between Vestar, Inc. and Majestic Realty Co. and Patrician Associates, Inc.

(15)	10.26	Assignment and Royalty Agreement, dated December 21, 1990, effective as of June 2, 1989, between Vestar, Inc. and City of Hope National Medical Center.
(12)	10.27	License Agreement, effective as of August 12, 1986, between Vestar, Inc. and The Regents of the University of California.
(14)	10.28	Agreement by and between Fujisawa USA, Inc. and Vestar, Inc., dated August 9, 1991, and Amendment No. 1 thereto, dated as of May 17, 1994.
(13)	10.29	Amendment No. 2 to agreement between Fujisawa USA, Inc. and Vestar, Inc., dated as of April 3, 1995, between Fujisawa USA, Inc. and Vestar, Inc. with certain confidential information omitted.
(12)	10.30	Amendment No. 3 to Agreement between Fujisawa USA, Inc. and the Registrant, dated March 4, 1996, to the Agreement by and between Fujisawa USA, Inc. and Vestar, Inc., dated August 9, 1991.
(14)	10.31	Lease, dated April 13, 1992, between Vestar, Inc. and Majestic Realty Co. and Patrician Associates, Inc.
(12)	10.32	First Amendment to Lease, dated April 10, 1993, between Majestic Realty Co. and Patrician Associates, Inc. and Vestar, Inc. amending Lease, dated April 13, 1992, between Majestic Realty Co. and Patrician Associates, Inc. and Vestar, Inc.
(11)	10.33	License and Distribution Agreement, dated September 26, 1997, by and between Sumitomo Pharmaceuticals Co., Ltd. and NeXstar Pharmaceuticals, Inc. with certain confidential information omitted.
(16)	10.34	Settlement Agreement, dated August 11, 1997, by and among NeXstar Pharmaceuticals, Inc., Fujisawa U.S.A., Inc. and The Liposome Company, Inc. with certain confidential information omitted.
(17)	10.35	Amendment, dated April 30, 1998, between Sumitomo Pharmaceuticals Co., Ltd. and NeXstar Pharmaceuticals, Inc. to the License and Distribution Agreement, dated September 26, 1996, between Sumitomo and NeXstar Pharmaceuticals, Inc.
(24)	10.36	The Corporate Plan for Retirement Select Plan—Basic Plan Document.
(24)	10.37	The Corporate Plan for Retirement Select Plan—Adoption Agreement.
(24)	10.38	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan.
(22)	10.39	Licensing Agreement, dated April 26, 2002, by and between Gilead World Markets, Limited and Glaxo Group Limited.
(23)	10.40	Employment Agreement, dated July 1, 2002, by and between Gilead Sciences, Inc. and Sharon Surrey-Barbari.
(27)	10.41	Triangle Pharmaceuticals, Inc. 1996 Stock Incentive Plan.
(27)	10.42	Option Agreement between Triangle Pharmaceuticals, Inc. and Daniel G. Welch, dated August 5, 2002.
(28)	10.43	License Agreement among Triangle Pharmaceuticals, Inc., Emory University and the University of Georgia Research Foundation, Inc. for compound amdoxovir (DAPD), dated March 31, 1996.
(28)	10.44	License Agreement between Triangle Pharmaceuticals, Inc. and Emory University for Coviracil (FTC), dated April 17, 1996.
(29)	10.45	License Agreement between Triangle Pharmaceuticals, Inc. and Bukwang Pharm. Ind. Co., Ltd., dated as of February 27, 1998.
(30)	10.46	Exclusive License Agreement among Triangle Pharmaceuticals, Inc., Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999.
(30)	10.47	Settlement Agreement among Triangle Pharmaceuticals, Inc., Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999.

(30)	10.48	Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Bukwang Pharm. Ind. Co., Ltd., dated April 1, 1999.
(30)	10.49	First Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Emory University, dated May 6, 1999.
(31)	10.50	First Amendment to License Agreement among Triangle Pharmaceuticals, Inc., Emory University and the University of Georgia Research Foundation, Inc., dated July 10, 2000.
(31)	10.51	Second Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Emory University, dated July 10, 2000.
(31)	10.52	Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Bukwang Pharm. Ind. Co., Ltd., dated September 5, 2000.
(32)	10.53	Third Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Bukwang Pharm. Co. Ltd., dated August 26, 2002.
(32)	10.54	Supply and Manufacturing Agreement between Triangle Pharmaceuticals, Inc. and Abbott Laboratories, dated July 30, 2002.
(32)	10.55	Settlement and Exclusive License Agreement among Triangle Pharmaceuticals, Inc., Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002.
(33)	10.56	Second Amendment to License Agreement among Triangle Pharmaceuticals, Inc., Emory University and the University of Georgia Research Foundation, Inc., dated August 30, 2002.
(28)	10.57	Sublease between Triangle Pharmaceuticals, Inc. and Eli Lilly and Company, dated January 18, 1996.
(28)	10.58	Sublease Amendment between Triangle Pharmaceuticals, Inc. and Eli Lilly and Company, dated March 1, 1996.
(28)	10.59	Second Amendment to Sublease between Triangle Pharmaceuticals, Inc. and Eli Lilly and Company, dated August 2, 1996.
(34)	10.60	Third Amendment to Sublease between Triangle Pharmaceuticals, Inc. and Eli Lilly and Company, dated as of February 11, 1998.
+	10.62	Manufacturing Supply Agreement between Gilead World Markets, Ltd. and PPG-Sipsy S.A.S, entered into as of January 1, 2003.
	21.1	Subsidiaries of the Registrant.
	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	23.2	Consent of PricewaterhouseCoopers LLP, Independent Auditors.
	24.1	Power of Attorney. Reference is made to Signature Page.
	99.1	Certification.

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

(18)
Filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(19)
Filed as an exhibit to Registrant's Registration Statement on Form S-3 (No. 333-54350), as amended, and incorporated herein by reference.

(20)
Filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(21)
Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 4, 2002, and incorporated herein by reference.

(22)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(23)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(24)
Filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(25)
Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 10, 2002, and incorporated herein by reference.

(26)
Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(27)
Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102911) filed on January 31, 2003, and incorporated herein by reference.

(28)
Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Registration Statement on Form S-1 (No. 333-11793), as amended, and incorporated herein by reference.

(29)
Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(30)
Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(31)
Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

(32)
Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.

(33)
Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(34)
Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

+
Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934

(b)
Reports on Form 8-K

        The Registrant filed a report on Form 8-K on December 10, 2002 regarding its tender offer to purchase all the outstanding common shares of Triangle Pharmaceuticals, Inc. at a price of $6.00 per share. The Registrant filed reports on Form 8-K on December 12, 2002 and December 13, 2002 regarding the sale of $300 million of convertible notes ($345 million if the over-allotment is exercised in full) through a Rule 144A offering to qualified institutional buyers.

GILEAD SCIENCES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000

CONTENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gilead Sciences, Inc.

        We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed at Item 15(a) of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the management of Gilead Sciences, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Proligo L.L.C., a limited liability company, the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The Company's equity in the net loss of Proligo L.L.C. was $2,858,000 in 2000. The 2000 financial statements of Proligo L.L.C. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Proligo L.L.C., is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 2 and 3 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities, and, effective January 1, 2000, changed its method of accounting for non-refundable up-front fees received in connection with collaboration agreements.

                                                                                                /s/  ERNST & YOUNG LLP

Palo Alto, California
January 24, 2003

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

/s/  PRICEWATERHOUSECOOPERS LLP

Broomfield, Colorado
January 12, 2001

GILEAD SCIENCES, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$616,931	$123,490
Marketable securities	325,443	459,361
Accounts receivable, net of allowance for doubtful accounts of $5,329 at December 31, 2002 and $2,579 at December 31, 2001	125,036	74,228
Note receivable from Triangle Pharmaceuticals, Inc.	50,000	—
Inventories	51,628	39,280
Prepaid expenses and other	14,722	11,400

Total current assets	1,183,760	707,759
Property, plant and equipment, net	67,727	62,828
Other noncurrent assets	36,696	24,199

	$1,288,183	$794,786

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$24,406	$19,174
Accrued clinical and preclinical expenses	7,063	15,938
Accrued compensation and employee benefits	21,511	14,688
Other accrued liabilities	44,026	24,829
Deferred revenue	7,692	3,996
Long-term obligations due within one year	194	1,492

Total current liabilities	104,892	80,117
Long-term deferred revenue	16,677	7,252
Accrued litigation settlement expenses due after one year	—	4,591
Long-term obligations due after one year	273	389
Convertible senior debt	345,000	—
Convertible subordinated debt	250,000	250,000
Commitments and contingencies (see accompanying notes)
Stockholders' equity:
Preferred stock, par value $.001 per share, issuable in series; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $.001 per share; 500,000 shares authorized; 197,595 and 193,041 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	198	193
Additional paid-in capital	950,308	898,533
Accumulated other comprehensive income	2,475	7,448
Accumulated deficit	(381,640)	(453,737)

Total stockholders' equity	571,341	452,437

	$1,288,183	$794,786

See accompanying notes

GILEAD SCIENCES, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$423,879	$190,970	$149,709
Royalty revenue	20,406	22,969	24,591
Contract revenue	22,505	19,830	21,255

Total revenues	466,790	233,769	195,555
Costs and expenses:
Cost of goods sold	69,724	43,764	33,512
Research and development	134,758	185,553	132,339
Selling, general and administrative	181,301	125,141	82,022

Total costs and expenses	385,783	354,458	247,873

Income (loss) from operations	81,007	(120,689)	(52,318)
Gain on sale of oncology assets	—	157,771	—
Gain on sale of unconsolidated affiliate	—	8,754	—
Loss on sale of marketable securities	(16,048)	—	—
Interest and other income, net	22,291	25,591	17,634
Interest expense	(13,853)	(13,980)	(4,365)

Income (loss) before provision for income taxes, equity in loss of unconsolidated affiliate and cumulative effect of change in accounting principle	73,397	57,447	(39,049)
Provision for income taxes	1,300	4,135	1,199
Equity in loss of unconsolidated affiliate	—	2,130	2,858

Income (loss) before cumulative effect of change in accounting principle	72,097	51,182	(43,106)
Cumulative effect of change in accounting principle	—	1,089	(13,670)

Net income (loss)	$72,097	$52,271	$(56,776)

Amounts per common share—basic:
Income (loss) before cumulative effect of change in accounting principle	$0.37	$0.27	$(0.24)
Cumulative effect of change in accounting principle	—	0.01	(0.07)

Net income (loss) per share—basic	$0.37	$0.28	$(0.31)

Shares used in per share calculation—basic	195,543	190,245	182,099

Amounts per common share—diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.35	$0.25	$(0.24)
Cumulative effect of change in accounting principle	—	0.01	(0.07)

Net income (loss) per share—diluted	$0.35	$0.26	$(0.31)

Shares used in per share calculation—diluted	206,477	202,321	182,099

See accompanying notes

GILEAD SCIENCES, INC.
Consolidated Statement of Stockholders' Equity
(in thousands)

	Common Stock
			Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1999	176,371	$176	$748,949	$(2,527)	$(74)	$(449,232)	$297,292
Net loss	—	—	—	—	—	(56,776)	(56,776)
Unrealized gain on available-for-sale securities, net	—	—	—	2,071	—	—	2,071
Foreign currency translation adjustment	—	—	—	(445)	—	—	(445)

Comprehensive loss							(55,150)
Employee stock purchase plan	408	—	3,942	—	—	—	3,942
Option exercises, net	4,634	5	26,504	—	—	—	26,509
Warrant exercises, net	25	—	—	—	—	—	—
Conversion of convertible subordinated debentures	7,137	8	77,939	—	—	—	77,947
Amortization of deferred compensation	—	—	—	—	71	—	71
Compensatory stock transactions	—	—	513	—	—	—	513

Balance at December 31, 2000	188,575	189	857,847	(901)	(3)	(506,008)	351,124
Net income	—	—	—	—	—	52,271	52,271
Unrealized gain on available-for-sale securities, net	—	—	—	7,735	—	—	7,735
Foreign currency translation adjustment	—	—	—	577	—	—	577
Unrealized gain on cash flow hedges, net	—	—	—	37	—	—	37

Comprehensive income							60,620
Employee stock purchase plan	368	—	5,357	—	—	—	5,357
Option exercises, net	4,098	4	30,950	—	—	—	30,954
Tax benefits of employee stock plans	—	—	1,500	—	—	—	1,500
Amortization of deferred compensation	—	—	—	—	3	—	3
Compensatory stock transactions	—	—	2,879	—	—	—	2,879

Balance at December 31, 2001	193,041	193	898,533	7,448	—	(453,737)	452,437
Net income	—	—	—	—	—	72,097	72,097
Unrealized loss on available-for-sale securities, net	—	—	—	(4,577)	—	—	(4,577)
Foreign currency translation adjustment	—	—	—	(580)	—	—	(580)
Unrealized gain on cash flow hedges, net	—	—	—	184	—	—	184

Comprehensive income							67,124
Employee stock purchase plan	342	—	6,701	—	—	—	6,701
Option exercises, net	4,212	5	44,680	—	—	—	44,685
Tax benefits of employee stock plans	—	—	350	—	—	—	350
Compensatory stock transactions	—	—	44	—	—	—	44

Balance at December 31, 2002	197,595	$198	$950,308	$2,475	$—	$(381,640)	$571,341

See accompanying notes

GILEAD SCIENCES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net income (loss)	$72,097	$52,271	$(56,776)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,189	13,509	11,759
Amortization	1,239	1,182	249
Net effect of change in accounting principle	—	(1,089)	10,730
Gain on sale of oncology assets	—	(157,771)	—
Gain on sale of unconsolidated affiliate	—	(8,754)	—
Loss on sale of marketable securities	16,048	—	—
Equity in loss of unconsolidated affiliate	—	2,130	2,858
Net movement in provision for doubtful accounts	3,262	(170)	30
Tax benefits from employee stock plans	350	1,500	—
Net unrealized (gain) loss on foreign currency transactions	2,869	298	(1,615)
Other non-cash transactions	611	737	1,180
Changes in operating assets and liabilities:
Accounts receivable	(43,890)	(25,482)	(3,942)
Inventories	(12,348)	(18,718)	397
Prepaid expenses and other assets	(8,915)	(2,734)	766
Long-term prepaid royalties	—	—	(11,367)
Accounts payable	5,232	8,454	2,232
Accrued liabilities	11,544	11,495	5,775
Deferred revenue	13,121	(3,837)	(478)

Net cash provided by (used in) operating activities	74,409	(126,979)	(38,202)
Investing activities:
Purchases of marketable securities	(490,259)	(377,725)	(229,862)
Sales of marketable securities	422,168	143,684	29,490
Maturities of marketable securities	181,510	136,850	134,240
Capital expenditures	(17,597)	(26,331)	(15,621)
Issuance of note to Triangle Pharmaceuticals, Inc.	(50,000)	—	—
Proceeds from sale of oncology assets	—	130,000	—
Proceeds from sale of unconsolidated affiliate	—	14,300	—
Investment in unconsolidated affiliate	—	—	(2,450)

Net cash provided by (used in) investing activities	45,822	20,778	(84,203)
Financing activities:
Proceeds from issuances of common stock	51,386	36,311	30,451
Repayments of long-term obligations	(1,414)	(2,761)	(3,156)
Proceeds from issuance of convertible senior notes, net of issuance costs	336,637	—	—
Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	—	241,750

Net cash provided by financing activities	386,609	33,550	269,045
Effect of exchange rate changes on cash	(13,399)	(1,151)	3,641

Net increase (decrease) in cash and cash equivalents	493,441	(73,802)	150,281
Cash and cash equivalents at beginning of year	123,490	197,292	47,011

Cash and cash equivalents at end of year	$616,931	$123,490	$197,292

Supplemental disclosure of cash flow information:
Interest paid	$12,657	$12,710	$5,417
Income taxes paid	851	1,778	493
Non-cash investing and financing activities
OSI common stock received upon sale of oncology assets	$—	$38,849	$—
Common stock issued upon conversion of debentures	—	—	79,533
Reclassification of deferred debt issuance costs to additional paid-in capital upon conversion of subordinated debentures	—	—	1,586

See accompanying notes

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

        Gilead (the Company) was incorporated in Delaware on June 22, 1987. We are a biopharmaceutical company focused on the discovery, development and commercialization of antivirals, antibacterials and antifungals to treat life-threatening infectious diseases. We are a multinational company, with revenues from six approved products and operations in ten countries. Currently, we market Viread for the treatment of HIV infection; Hepsera for the treatment of chronic hepatitis B infection; AmBisome, an antifungal agent; DaunoXome, a drug approved for the treatment of Kaposi's Sarcoma; and Vistide for the treatment of CMV retinitis. Roche markets Tamiflu for the treatment of influenza, under a collaborative agreement with us. We are seeking to add to our existing portfolio of products through our clinical development programs, internal discovery programs and an active product acquisition and in-licensing strategy, such as our acquisition of Triangle Pharmaceuticals, Inc. completed in January 2003. Our internal discovery activities include identification of new molecular targets, target screening and medicinal chemistry. In addition, we are currently developing products to treat HIV infection. We also have expertise in liposomal drug delivery technology that we use to develop drugs that are safer, easier for patients to tolerate and more effective.

        The accompanying consolidated financial statements include the accounts of Gilead and its wholly and majority-owned subsidiaries. Significant intercompany transactions have been eliminated. Certain prior period amounts, including certain cash and cash equivalents and marketable securities, have been reclassified to be consistent with the current presentation.

Stock Split

        On February 22, 2001 and on March 8, 2002, Gilead completed two-for-one stock splits, effected in the form of a stock dividend, to stockholders of record as of February 2, 2001 and February 14, 2002, respectively. Accordingly, all share and per share amounts for all periods presented reflect both of these splits.

Changes in Accounting Principles

        Gilead adopted Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138, collectively referred to as SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. The change was accounted for as a change in accounting principle. See Note 3. Effective in the first quarter of 2000, Gilead adopted the SEC's Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, and the change was also accounted for as a change in accounting principle. See Note 2.

Critical Accounting Policies and Estimates

        The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, bad debts, inventories, accrued clinical and preclinical expenses, and contingencies. We base our estimates on historical experience and on various other market specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Revenue Recognition

        We recognize revenue from product sales when persuasive evidence an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We do not provide our customers with a general right of product return. However, we will accept returns of product that has expired or is deemed to be damaged or defective when delivered. Provisions are made for estimated product returns, cash discounts and government discounts and rebates based on contractual terms and expectations regarding utilization rates for these programs.

        Contract revenue for research and development is recorded as earned based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and there is no continuing involvement by Gilead, are recognized on the earlier of when the payments are received or when collection is assured.

        Revenue from non-refundable up-front license fees and milestone payments where we continue involvement through development collaboration or an obligation to supply product, is recognized as the manufacturing obligation is fulfilled or ratably over the development period or the period of the manufacturing obligation, as appropriate.

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

Shipping and Handling Costs

        Shipping and handling costs incurred for inventory purchases and product shipments are recorded in "Cost of goods sold" in the Consolidated Statements of Operations.

Research and Development Expenses

        Major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical studies performed by contract research organizations, materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Our research and development activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology work. Clinical development costs include Phase 1, 2, and 3 clinical trials as well as expanded access programs. Pharmaceutical development costs consist of product formulation and chemical analysis. We record accruals for estimated clinical and preclinical study costs. These costs are a significant component of R&D expenses. Management accrues costs for clinical studies performed by contract research organizations based on estimates that typically 25% to 30% of the work is for up-front costs with the remaining activity generally incurred on a straight-line basis over the life of the individual contract or study. This estimate may or may not match the actual services performed by the organizations, which is determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activity to the extent possible, and adjust our estimates in line with actual activity incurred on an on-going basis.

Advertising Expenses

        We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $39.3 million in 2002, $16.5 million in 2001, and $8.4 million in 2000.

Stock-Based Compensation

        In accordance with the provisions of SFAS No. 123, Accounting For Stock-Based Compensation, the Company has elected to continue to follow Accounting Principles Board Opinion (APB) No. 25, Accounting For Stock Issued To Employees, and Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for its employee stock option plans. Under APB 25, if the exercise price of Gilead's employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. See Note 14 for pro forma disclosures of stock-based compensation pursuant to SFAS 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure.

        The table below presents the combined net income (loss) and basic and diluted net income (loss) per common share if compensation cost for the Gilead and NeXstar stock option plans and the ESPP had been determined based on the estimated fair value of awards under those plans on the grant or purchase date (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net income (loss)—as reported	$72,097	$52,271	$(56,776)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	72,137	50,081	34,999
Pro forma net income (loss) (in thousands)	$(40)	$2,190	$(91,775)
Earnings (loss) per share:
Basic—as reported	$0.37	$0.28	$(0.31)
Basic—pro forma	$0.00	$0.01	$(0.50)
Diluted—as reported	$0.35	$0.26	$(0.31)
Diluted—pro forma	$0.00	$0.01	$(0.50)

        Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option pricing model. We used the multiple option approach and the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Expected life in years (from vesting date):
Stock options	1.86	1.95	1.88
ESPP	1.31	1.29	1.45
Discount rate:
Stock options	3.9%	4.6%	6.3%
ESPP	3.0%	4.7%	5.5%
Volatility	82%	83%	84%
Expected dividend yield	0%	0%	0%

        The weighted average estimated fair value of ESPP shares purchased was $18.54 for 2002, $11.57 for 2001 and $6.06 for 2000.

Per Share Computations

        For 2002 and 2001, basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share for 2002 includes the effects of approximately 10.9 million stock options but does not include the effect of the $250.0 million 5% convertible notes, which would convert to approximately 10.2 million shares, or the $345.0 million 2% convertible notes, which would convert to approximately 7.3 million shares, as the effect of their assumed conversion is antidilutive. Diluted net income per common share for 2001 includes the effects of approximately 12.1 million stock options and warrants, but does not include the effect of the $250.0 million 5% convertible notes which would convert to approximately 10.2 million shares, as the effect of their assumed conversion is antidilutive. For 2000, both basic and diluted loss per common share are computed based on the weighted average number of common shares outstanding during the period. The potential common shares from convertible notes, stock options and warrants, as well as the convertible debentures that were previously outstanding, were excluded from the computation of diluted loss per share in 2000, as their effect would be antidilutive.

Cash and Cash Equivalents

        We consider highly liquid investments with insignificant interest rate risk and a remaining maturity of three months or less at the purchase date to be cash equivalents. We may enter into overnight repurchase agreements under which we purchase securities with an obligation to resell them the following day. Securities purchased under agreements to resell are recorded at face value and reported as cash and cash equivalents. Under our investment policy, we may enter into repurchase agreements (repos) with major banks and authorized dealers provided that such repos are collateralized by U.S. government securities with a fair value of at least 102% of the fair value of securities sold to Gilead.

        During the fourth quarter of 2002, a misclassification was discovered in the previously reported December 31, 2001 balance sheet and cash flow statement. At December 31, 2001, $38.8 million of OSI stock received in consideration for the divestiture of our oncology assets was misclassified on the balance sheet as cash and cash equivalents instead of as marketable securities. The December 31, 2001 consolidated balance sheet and 2001 consolidated statement of cash flows in this report have been changed to reflect the correct classification.

Marketable Securities

        Management determines the appropriate classification of our marketable securities, which consists solely of debt securities, at the time of purchase and reevaluates such designation at each balance sheet date. All of our marketable securities are classified as available-for-sale and carried at estimated fair values and reported in either cash equivalents or marketable securities. At December 31, 2002, cash and cash equivalents include $559.8 million of securities designated as available-for-sale ($82.3 million at December 31, 2001). Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity. Interest income includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. We regularly review all of our investments for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. No such reductions have been required during the past three years.

Concentrations of Credit Risk

        Gilead is subject to credit risk from its portfolio of cash equivalents and marketable securities. By policy, we limit amounts invested in such securities by duration, industry group, investment type and issuer, except for securities issued by the U.S. government. Gilead is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive after-tax rate of return.

        Gilead is also subject to credit risk from its accounts receivable related to product sales. A significant amount of our trade accounts receivable arises from sales of AmBisome and Viread, primarily through sales by our European subsidiaries and export sales to our distributors in Europe. In certain countries where payments are typically slow, primarily Greece, Spain, Portugal and Italy, our accounts receivable balances are significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2002, our past due accounts receivable for Greece, Spain, Portugal and Italy totaled approximately $49.7 million, of which approximately $26.6 million was more than 120 days past due. At December 31, 2001, past due receivables for these countries were $28.7 million, of which approximately $9.9 million was more than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and believe that all our past due accounts receivable as reflected in the consolidated balance sheet, including those due from customers in these four countries, are collectible. We perform credit evaluations of our customer's financial condition and generally have not required collateral.

        Many of the materials that we utilize in our operations are made at only one facility. For example, we depend on single suppliers for high quality amphotericin B, daunorubicin HCl, distearoylphosphatidylcholine and high quality cholesterol, each of which is used in the manufacture of one or more of our liposomal products. If supplies from our suppliers were interrupted for any reason, we may be unable to ship Viread, AmBisome, Hepsera, Vistide or DaunoXome, or to supply any of our products in development for clinical trials.

        As of December 31, 2002, we had a $50.0 million note receivable from Triangle Pharmaceuticals, Inc. incurred in conjunction with the acquisition completed in January 2003. This note was not included in cash, cash equivalents, and marketable securities and has subsequently been eliminated in consolidation as a result of the closing of the acquisition on January 23, 2003.

Inventories

        Inventories are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. Management periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsaleable items. If such items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the units are identified as impaired. Historically, inventory write-downs have been insignificant and consistent with management's expectations.

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

        Office and computer equipment includes capitalized computer software. All of our capitalized software is purchased. We have no internally developed computer software. Leasehold improvements and capitalized leased equipment are amortized over the shorter of the lease term or the item's useful life. Capitalized interest on construction in progress is included in property, plant and equipment.

Other Noncurrent Assets

        Other noncurrent assets at December 31, 2002 and 2001 includes $10.5 and $11.0 million, respectively, of prepaid royalties paid to the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and Rega Stichting (IOCB/REGA), as discussed under the "IOCB/REGA" caption of Note 9. Also included in other noncurrent assets at December 31, 2002 and

2001 are net deferred debt issuance costs of $14.0 million and $6.9 million, respectively, related to the $345.0 million 2% convertible senior notes issued in December 2002 and to the $250.0 million 5% subordinated convertible notes Gilead issued in December 2000.

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

        Should there be indication of impairment, we will confirm this by comparing the estimated future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. In estimating these future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the sum of the expected future cash flows (undiscounted and without interest changes) is less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its fair value, will be recognized. The cash flow estimates used in such calculations are based on management's best estimates, using appropriate and customary assumptions and projections at the time.

Foreign Currency Translation, Transactions and Contracts

        Adjustments resulting from translating the financial statements of our foreign subsidiaries into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders' equity. Net foreign exchange transaction gains (losses) are reported as a selling, general and administrative expense in the consolidated statements of operations. Such realized gains (losses) were $0.6 million in 2002, ($1.4) million in 2001 and ($0.5) million in 2000.

        We hedge certain of our foreign currency exposures related to outstanding trade accounts receivable, firmly committed purchase transactions, and forecasted product sales with foreign exchange forward contracts. In general, these contracts do not expose us to market risk because gains and losses on the contracts offset gains and losses on the transactions being hedged. Our exposure to credit risk from these contracts is a function of changes in interest and currency exchange rates and, therefore, varies over time. Gilead limits the risk that counterparties to these contracts may be unable to perform by transacting only with major U.S. banks. We also limit risk of loss by entering into contracts that provide for net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized and unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into speculative foreign currency transactions and do not write options. We presently do not hedge our net investment in any of our foreign subsidiaries. In accounting for hedges of accounts receivable, we record the changes in the fair value in selling, general and administrative expense, as these derivative instruments are not designated as hedges under FAS No. 133.

        We selectively hedge anticipated currency exposures by purchasing forward contracts to hedge firmly committed purchases transactions and anticipated products sales, which are designated as cash flow hedges under SFAS 133. The unrealized gains and losses on the underlying forward contracts are recorded in other comprehensive income and recognized in earnings when the forecasted transaction occurs. At December 31, 2002 and December 31, 2001, we have net unrealized losses on our open foreign exchange forward contracts of $1.1 million and $0.9 million, respectively. Losses on revenue hedges reduced product revenues by $1.0 million in 2002.

        We had notional amounts on forward exchange contracts outstanding of $53.5 million at December 31, 2002 and $72.3 million at December 31, 2001. The contracts have maturities of one year or less with one exception. One hedge contract intended to hedge raw materials purchases in the first quarter of 2004, with a notional amount of $4.3 million and an insignificant fair value at December 31, 2002, has a maturity of 13 months.

        See Note 3 for a further discussion of derivative financial instruments and our adoption of SFAS 133.

Fair Value of Financial Instruments

        The Company's financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, certain other non-current assets, forward foreign exchange contracts, accounts payable, long-term obligations and convertible notes. Cash and cash equivalents, marketable securities and forward foreign exchange contracts that hedge accounts receivable are reported at their respective fair values on the balance sheet. Forward foreign exchange contracts that hedge firmly committed purchases are recorded at fair value, net of the related deferred gain or loss, resulting in a reported net balance of zero. The fair value of the convertible senior notes at December 31, 2002 was $357.4 million. The carrying value at December 31, 2002 was $345.0 million. The fair value of the convertible subordinated notes at December 31, 2002 was $381.9 million and the fair value at December 31, 2001 was $382.8 million. The carrying value at the end of each period was $250.0 million. The fair values at December 31, 2002 and December 31, 2001 for each of the convertible notes were determined by obtaining quotes from a market maker for the notes. Management believes the remaining financial instruments are reported on the balance sheet at amounts that approximate current fair values.

Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our financial position and results of operations.

        In November 2002, The EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. We are reviewing the provisions of this consensus to determine the effect, if any, it may have on the Company's financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of the disclosure provisions of FIN 45 did not have a material impact on our results of operations and financial position.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation issued in October 1995. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), Accounting for Stock Issued to Employees, to account for employee stock options.

2.    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

        The cumulative effect of the change in accounting principle was recorded in the fourth quarter of 2000, retroactively effective as of January 1, 2000, as deferred revenue that will be recognized as contract revenue over the remaining term of the research and development, manufacturing or supply arrangements, as appropriate. For the year ended December 31, 2000, the net impact of the change in accounting principle was to increase the net loss by $10.7 million, or $0.06 per share. The loss consists of a $13.7 million cumulative effect of the change as of January 1, 2000, net of $2.9 million of related deferred revenue that was recognized as contract revenue during the year 2000. An additional $4.7 million of contract revenue was recognized through 2002, and the remainder of the $6.1 million related deferred revenue balance as of December 31, 2002, is expected to be recognized as revenue through 2012.

3.    DERIVATIVE FINANCIAL INSTRUMENTS

        On January 1, 2001, Gilead adopted SFAS 133. The standard requires that Gilead recognize all derivatives as either assets or liabilities measured at fair value. The Company enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. If the derivative is designated as, and meets the definition of, a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.

        The Company also enters into foreign currency forward contracts, generally with maturities of 12 months or less, to hedge future cash flows related to purchase transactions and forecasted product sales in foreign denominated currencies. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, hedges related to anticipated foreign currency purchases of raw materials and forecasted product sales designated and documented at the inception of the respective hedge are designated as cash flow hedges and evaluated for effectiveness quarterly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the underlying hedged item. Upon adoption of SFAS 133, we recorded a fair value of $0.6 million related to forward contracts previously not reflected in the balance sheet and recognized a cumulative transition adjustment to other comprehensive income of $0.6 million for the effective component of the hedge. Substantially all values reported in other comprehensive income at December 31, 2002 will be reclassified to earnings within 12 months. Any residual changes in fair value of the instruments or other ineffectiveness are recognized immediately in selling, general and administrative expense. Ineffectiveness during 2002 and 2001 was not significant.

        Gilead holds warrants to purchase stock in two non-public companies. These warrants have net exercise features and under SFAS 133 are classified as derivative instruments. Upon adoption, Gilead recorded the fair value of one of these warrants at $1.1 million with an offsetting adjustment to cumulative change in accounting principle.

        During 2002, a $0.4 million loss on hedging contracts has been recognized in the income statement and a $0.2 million increase in the fair value of derivatives has been recognized in other comprehensive income. At December 31, 2002, the fair value of derivatives included in other comprehensive income is not material.

4.    SALE OF ONCOLOGY ASSETS

        On December 21, 2001, Gilead completed the sale of its oncology assets, pipeline of clinical candidates in oncology and all related intellectual property, as well as our Boulder, Colorado operations, including clinical research and drug development operations, infrastructure and facilities, to OSI. The three clinical development candidates sold to OSI were: NX 211 (liposomal lurtotecan), GS 7836 (a nucleoside analogue) and GS 7904L (a liposomal thymidylate synthase inhibitor). As consideration, Gilead received $130.0 million in cash and 924,984 shares of OSI common stock valued at approximately $38.8 million as of December 21, 2001. The number of shares issued to Gilead was determined by dividing $40.0 million by the average closing sale price of OSI common stock for the 5 days preceding December 21, 2001. We are also entitled to additional payments from OSI of up to $30.0 million in either cash or a combination of cash and OSI common stock if and when OSI reaches certain development milestones for NX 211, the most advanced of the oncology product candidates sold to OSI. Milestone payments, if any, received from OSI will be recognized as contract revenues upon receipt. Based upon the December 21, 2001 net book value of the oncology assets sold of $5.0 million, transaction costs of $3.2 million, and $2.8 million related to the acceleration of approximately 78,000 options to purchase Gilead common stock, we realized a pretax gain of $157.8 million in the fourth quarter of 2001. The carrying value of the transferred assets relates primarily to certain property and equipment. OSI assumed all of Gilead's oncology-related clinical and preclinical obligations, as well as various lease obligations. Under a related manufacturing agreement, we will produce for OSI liposomal formulations of NX 211 and GS 7904L, the two liposomal products sold to OSI, at our manufacturing facility in San Dimas, CA.

5.    SALE OF MARKETABLE SECURITIES

        In July 2002, Gilead sold all of its remaining shares of OSI common stock for approximately $22.0 million. These shares were partial consideration for the sale of our oncology assets to OSI in December 2001, at which time they were recorded at a fair market value of approximately $38.0 million. In connection with the sale of these remaining shares, we recognized a non-operating loss of approximately $16.0 million that is reflected in our results for the year ended December 31, 2002.

6.    AVAILABLE-FOR-SALE SECURITIES

        The following is a summary of available-for-sale securities. Estimated fair values of available-for-sale securities are based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002
U.S. treasury securities and obligations of U.S. government agencies	$419,784	$1,781	$(9)	$421,556
Corporate debt securities	102,891	1,195	(17)	104,069
Asset-backed securities	68,708	852	(6)	69,554
Other debt securities	290,018	—	—	290,018

Total	$881,401	$3,828	$(32)	$885,197

December 31, 2001
U.S. treasury securities and obligations of U.S. government agencies	$64,898	$854	$(41)	$65,711
Certificates of deposit	6,093	7	—	6,100
Corporate debt securities	265,532	3,533	(717)	268,348
Corporate equity securities	38,849	3,459	—	42,308
Asset-backed securities	58,309	1,154	(2)	59,461
Other debt securities	99,757	—	—	99,757

Total	$533,438	$9,007	$(760)	$541,685

Other debt securities consist primarily of money market funds. We also maintain other marketable securities of nominal value recorded in other noncurrent assets. At December 31, 2002, these securities have a net unrealized loss of approximately $0.1 million.

        The following table presents certain information related to sales of available-for-sales securities (in thousands):

	Year Ended December 31,
	2002	2001	2000
Proceeds from sales	$422,168	$143,684	$29,490
Gross realized gains on sales	$3,492	$1,284	$62
Gross realized losses on sales	$(16,705)	$(59)	$(146)

        At December 31, 2002, $624.5 million of our portfolio of marketable securities (excluding $69.6 million of asset-backed securities) has a contractual maturity of less than one year and $191.1 million of the portfolio has a contractual maturity greater than one year but less than three years. None of the estimated maturities of our asset-backed securities exceed three years.

7.    NOTE RECEIVABLE

        In December 2002, as part of the arrangements contemplated by the proposed acquisition of Triangle by Gilead, a $50.0 million loan was extended to Triangle for working capital and other corporate purposes. Triangle issued to Gilead a 7.50% unsecured convertible promissory note. Upon completion of the Triangle acquisition in January 2003, this loan was eliminated in our consolidated results as a result of the closing of the acquisition on January 23, 2003. See Note 20.

8.    BALANCE SHEET DETAIL (In thousands)

	December 31,
	2002	2001
Inventories:
Raw materials	$24,840	$18,086
Work in process	16,548	10,004
Finished goods	10,240	11,190

Total	$51,628	$39,280

Property, plant and equipment, net:
Building and improvements (including leasehold improvements)	$61,010	$55,658
Laboratory and manufacturing equipment	37,108	32,867
Office and computer equipment	27,005	22,574
Capitalized leased equipment	14,915	13,791
Construction in progress	8,467	6,238

	148,505	131,128
Less accumulated depreciation and amortization	(80,778)	(68,300)

Total	$67,727	$62,828

Other accrued liabilities:
Accrued Medicaid rebates	$10,805	$2,489
Accrued sales and marketing expenses	8,205	1,586
Other liabilities	25,016	20,754

Total	$44,026	$24,829

9.    COLLABORATIVE ARRANGEMENTS AND CONTRACTS

GlaxoSmithKline

        In April 2002, Gilead and GSK entered into a licensing agreement providing GSK the rights to commercialize Hepsera, Gilead's antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, Gilead retained rights to Hepsera in the United States, Canada, Eastern and Western Europe, Australia and New Zealand. GSK received exclusive rights to develop Hepsera solely for the treatment of hepatitis B in all of its territories, the most significant of which include China, Korea, Japan and Taiwan. In addition, GSK paid us an up-front licensing fee of $10.0 million, and we are entitled to receive additional cash payments of up to $30.0 million upon achievement by GSK of certain regulatory, development and commercial milestones. Of this $30.0 million, $2.0 million was received for the U.S. approval of Hepsera in September 2002. GSK also will pay Gilead a royalty on net sales, if any, of Hepsera in the GSK territories. GSK will have full responsibility for development and commercialization of Hepsera in GSK's territories. The $10.0 million up-front fee and $2.0 million U.S. approval fee have been recorded as deferred revenue in 2002 with a total of $0.5 million being recognized as contract revenue in 2002. The balance of deferred revenue at December 31, 2002 will be amortized into contract revenue over the period of Gilead's remaining obligations under the agreement, approximately 14 years.

        In December 2000, Gilead entered into an agreement with Glaxo Wellcome, now GSK giving Gilead the rights to GS 7904L, a novel anti-tumor compound. Gilead was developing GS 7904L in a liposome and was evaluating it in preclinical studies. Under the agreement, Gilead had exclusive worldwide rights to develop and commercialize GS 7904L for all indications other than malaria. Gilead paid GSK an up-front fee that was included in R&D expense in 2000. In December 2001, this compound was assigned to OSI as part of the sale of oncology assets.

        In May 1998, Gilead entered into a three-part collaboration with GSK in which (a) GSK received a non-exclusive right to use Gilead's proprietary SELEX process for target validation; (b) Gilead received exclusive rights (subject to GSK's right to elect to participate in such activities) to develop and commercialize NX 211, a liposomal formulation of GSK's proprietary topoisomerase I inhibitor (lurtotecan); and (c) GSK acquired 1,457,028 shares of Gilead common stock for $10.0 million in a private offering. In December 2000, the collaboration and license agreement was modified. Under the revised terms of agreement, GSK waived its right to participate in the development and commercialization of NX 211 and its right to receive royalties, giving Gilead exclusive rights to the compound. In December 2001, this compound was also assigned to OSI as part of the sale of oncology assets.

Cubist Pharmaceuticals

        In September 2002, Gilead and Cubist Pharmaceuticals jointly announced the termination of their licensing agreement for the commercialization of Cidecin® (daptomycin for injection) and an oral formulation of daptomycin. The agreement, executed in January 2001, granted Gilead exclusive commercialization rights to the products in 16 European countries following regulatory approval. Under the terms of the termination agreement, Gilead does not owe any future payments to Cubist, and Cubist reacquired all European rights to both products. Upon termination, $2.0 million was recorded to research and development expense, which represented the remaining unamortized asset related to the preclinical oral formulation of daptomycin.

Archemix

        In October 2001, we entered into an agreement with Archemix Corporation relating to our SELEX technology. Under this agreement, Archemix obtained the exclusive rights to the SELEX process, including therapeutic and other commercial applications to the extent not already licensed under pre-existing agreements. Archemix paid to us $9.0 million in 2001 and $8.5 million in 2002. As required by our license agreement with University License Equity Holdings, Inc. (ULEHI), we paid 5% of the $9.0 million and the $8.5 million payments to ULEHI and we recognized $8.6 million and $8.1 million as revenue in 2002 and 2001, respectively. We also received a warrant to purchase 350,000 shares of Archemix common stock, the value of which is not material. As required by our license agreement with ULEHI, we transferred 5% of this warrant to ULEHI. No additional payments are due by Archemix under this agreement.

EyeTech

        In March 2000, Gilead entered into an agreement with EyeTech Pharmaceuticals, Inc. relating to our proprietary aptamer EYE001, now known as Macugen. Currently in early clinical trials, Macugen is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, EyeTech received worldwide rights to all therapeutic uses of Macugen, and, if the product is successfully commercialized, EyeTech will pay us royalties on worldwide sales of the product. EyeTech also will be responsible for all research and development costs. We provided clinical supplies of the product to EyeTech through March 2001. We also received a $7.0 million up-front licensing fee from EyeTech in April 2000, which was recognized as revenue ratably over the one-year supply agreement period. Accordingly, $5.2 million of the license fee was recorded as contract revenue under the agreement in 2000, and the remainder of the license fee was recognized as revenue in 2001. We are also entitled to additional cash payments from EyeTech of up to $25.0 million if and when EyeTech reaches certain Macugen development milestones. Additionally, we received a warrant to purchase 791,667 shares of EyeTech series B convertible preferred stock, exercisable at a price of $6.00 per share, the price at which the stock was issued to other investors. See Note 3 for a description of the accounting treatment of the warrant.

Fujisawa

        Our rights to market AmBisome are subject to a 1991 agreement between Gilead and Fujisawa Healthcare, Inc., as successor to Fujisawa USA, Inc. (Fujisawa). Under the terms of the Fujisawa agreement, as amended, Fujisawa and Gilead co-promote AmBisome in the U.S., Fujisawa has sole marketing rights to AmBisome in Canada and we have exclusive marketing rights to AmBisome in the rest of the world, provided we pay royalties to Fujisawa in connection with sales in most significant Asian markets, including Japan. In connection with U.S. sales, Fujisawa purchases AmBisome from Gilead at cost. For sales in Canada, Fujisawa purchases AmBisome at cost plus a specified percentage. Fujisawa collects all payments from the sale of AmBisome in the U.S. and Canada. We receive 20% of Fujisawa's gross profits from the sale of AmBisome in the U.S. Gross profits include a deduction for cost of goods sold, giving us a current effective royalty rate of approximately 17% of Fujisawa's net sales of AmBisome in the U.S. In connection with the agreement between us and Fujisawa, we recorded royalty revenue of $15.7 million in 2002, $17.1 million in 2001 and $13.5 million in 2000.

Sumitomo

        In September 1996, Gilead and Sumitomo entered into an agreement pursuant to which Sumitomo agreed to develop and market AmBisome in Japan. Under the terms of the agreement, Sumitomo paid us an initial $7.0 million licensing fee (less withholding taxes of $0.7 million) in October 1996 and a $3.0 million milestone payment (less withholding taxes of $0.3 million) in March 1998. Sumitomo also is required to make additional payments to us if certain clinical and commercial milestones are met and to pay us royalties on all Japanese AmBisome sales. Under the agreement, Gilead is obligated to provide a certain quantity of AmBisome to Sumitomo at no charge. AmBisome is not yet approved for marketing in Japan.

        Subsequent to the cumulative effect of the change in accounting principle that was recorded effective in the first quarter of 2000 resulting from the adoption of SAB 101, Gilead has recognized the initial license fee over the remaining free supply arrangement period. The net impact of the change in accounting principle for the Sumitomo License was to increase the net loss in 2000 by $3.4 million. The cumulative effect of the change in accounting principle was a charge of $5.0 million. Contract revenue of $1.6 million related to the initial licensing fee from Sumitomo was recognized as contract revenue in 2000, $2.8 million was recognized as contract revenue in 2001 and the remaining $0.6 million was recognized as contract revenue in 2002.

Roche

        In September 1996, Gilead entered into a collaboration agreement with Roche to develop and commercialize therapies to treat and prevent viral influenza (the Roche Agreement). Under the Roche Agreement, Roche received exclusive worldwide rights to Gilead's proprietary influenza neuraminidase inhibitors. Prior to 2000, Roche made license fee and developmental milestone payments totaling $29.1 million. During 2000, Gilead recognized $9.6 million of contract revenue from milestone payments from Roche related to Tamiflu milestones achieved during the year. The milestones included filing for regulatory approval in Japan for treatment of influenza, the Japanese approval of the application, the filing for U.S. regulatory approval for the prevention of influenza, and the receipt of such approval in the U.S. In 2001, we recognized a $2.0 million milestone payment for the filing of an application to market Tamiflu as a prophylaxis in the European Union. In 2002, we recognized $8.0 million in milestone payments for the European approval of Tamiflu for treatment and prophylaxis.

        As of December 31, 2002, Gilead is entitled to additional cash payments from Roche of up to $1.6 million upon Roche achieving additional developmental and regulatory milestones. In addition, Roche is required to pay Gilead royalties on net product sales. Gilead began receiving royalties from Roche's sales of Tamiflu in the first quarter of 2000. We recorded a total of $3.4 million of Tamiflu royalties in 2002, $4.5 million of royalties in 2001 and $9.6 million of royalties in 2000. We recognize royalty revenue from Roche in the quarter following the quarter in which the related Tamiflu sales occur.

        Under the Roche Agreement, Roche also reimburses us for its related R&D costs under the program by funding such costs quarterly and generally in advance, based on an annual budget. Reimbursements are included in contract revenue as we incur the related R&D costs. Amounts incurred by us in excess of amounts funded may also be reimbursed, subject to Roche's approval. In this event, revenue is not recognized until such approval has been obtained. Conversely, if amounts funded by Roche exceed our related R&D costs, we may be required to repay such excess funding to Roche. We recorded contract revenue for R&D reimbursements related to the Roche Agreement of approximately $1.1 million over the previous three years ending in 2002. R&D costs related to the Roche Agreement approximate the reimbursement revenue and are included in R&D expenses.

Pharmacia

        In August 1996, Gilead and Pharmacia Corporation (Pharmacia) entered into a License and Supply Agreement (Pharmacia Agreement) to market Vistide in all countries outside the U.S. Under the terms of the Pharmacia Agreement, Pharmacia paid Gilead an initial license fee of $10.0 million.

        Subsequent to the cumulative effect of the change in accounting principle recorded effective in the first quarter of 2000, Gilead is recognizing the initial license fee on a straight-line basis over the supply arrangement period, which is sixteen years from the agreement date. The net impact of the change in accounting principle for the Pharmacia Agreement was to increase the net loss in 2000 by $7.3 million. The cumulative effect of the change in accounting principle related to the initial license fee from Pharmacia was a $7.9 million charge to results of operations, and additional contract revenue of $0.6 million was recognized in 2000 subsequent to the accounting change. The remaining $7.3 million of related deferred revenue is expected to be recognized on a straight-line basis as contract revenue over the remaining supply period, through 2013.

        Under the terms of the Pharmacia Agreement and related agreements covering expanded access programs for Vistide outside of the U.S., Gilead is responsible for maintaining the cidofovir patent portfolio and for supplying to Pharmacia bulk cidofovir used to manufacture the finished Vistide product. Gilead is entitled to receive a royalty based upon Pharmacia's sales of Vistide. Gilead receives a portion of the royalty upon shipping either bulk drug substance or Vistide to Pharmacia, and the remainder upon Pharmacia's sale of Vistide to third parties. Any royalties that Gilead receives before the product is sold to third parties are recorded as deferred revenue until such third-party sales occur. At December 31, 2002, we have recorded on our balance sheet approximately $1.9 million of such deferred revenue ($3.1 million at December 31, 2001). We recognized royalty revenue from sales of Vistide outside of the United States by Pharmacia of $1.3 million in 2002, $1.4 million in 2001 and $1.5 million in 2000.

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

IOCB/REGA

        In 1991 and 1992, Gilead entered into agreements with the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and Rega Stichting (IOCB/REGA) relating to certain nucleotide compounds discovered at these two institutions. Under the agreements, Gilead received the exclusive right to manufacture, use and sell these nucleotide compounds, and Gilead is obligated to pay IOCB/REGA a percentage of net revenues received from sales of products containing the compounds, subject to minimum royalty payments. The products covered by the agreement include Vistide, Hepsera and Viread, but exclude Tamiflu. Gilead currently makes quarterly payments to IOCB/REGA based on a percentage of Vistide, Hepsera and Viread sales.

        In December 2000, the agreements with IOCB/REGA were amended to provide for a reduced royalty rate on future sales of Hepsera or Viread, in return for an up-front payment from Gilead of $11.0 million upon signing the agreement. This payment was recorded as a long-term prepaid royalty and is classified in other noncurrent assets on the balance sheet at December 31, 2002 and 2001. It is being recognized as royalty expense over the expected commercial life of Viread and Hepsera. Amortization of the $11.0 million payment began as of the product launch dates of Viread and Hepsera and totaled $0.5 million through December 31, 2002.

Southern Research Institute

        In December 2000, Gilead entered into an agreement with Southern Research Institute giving Gilead worldwide rights to develop and commercialize GS 7836, an anti-tumor compound that Gilead was evaluating in preclinical studies. Under the terms of the agreement, Gilead paid Southern Research Institute an up-front fee, which was included in research and development expense in 2000. In December 2001, this compound was assigned to OSI as part of the sale of oncology assets.

10.    INVESTMENT IN AND SALE OF UNCONSOLIDATED AFFILIATE

        In July 1998, we established Proligo L.L.C., a Delaware limited liability company (Proligo), as a wholly owned subsidiary and transferred all of the assets of the NeXstar Technology Products division to Proligo. Proligo supplies nucleic acid and peptide synthesis products to the pharmaceutical and biopharmaceutical industry for sale and use as laboratory research reagents and in therapeutic and diagnostic products.

        In August 1998, we sold a 51% interest (Interest) in Proligo to SKW Americas, Inc. (SKW). As payment for the Interest, we received $15.0 million in cash and a 49% interest in PerSeptive Biosystems GmbH, a company in Hamburg, Germany (Hamburg Company), which specializes in the manufacture of nucleoside phosphoramidite monomers. The 49% interest in the Hamburg Company had a fair market value of approximately $5.5 million. We recorded a $22.1 million gain in connection with this sale in 1998.

        In January 2000 and October 1999, Gilead made two additional cash investments in Proligo for a total of $5.0 million to maintain its 49% ownership interest in Proligo. Gilead had no commitments to provide additional funding to Proligo beyond January 2000.

        We accounted for our investment in Proligo using the equity method of accounting. In 2000, we recognized $2.9 million equity in Proligo's net loss, representing our 49% share of Proligo's loss for the thirteen-month period ended December 31, 2000. During the fourth quarter of 2000, Proligo changed its fiscal year end to December 31 from November 30. During 2001, Gilead sold its 49% interest in Proligo to Degussa Corporation for $14.3 million in cash. The proceeds, net of Gilead's investment in Proligo, are reflected as an $8.8 million gain on the sale of unconsolidated affiliate. In 2001, prior to the date of the sale, Gilead recorded $2.1 million as equity in the loss of Proligo.

11.    LONG-TERM OBLIGATIONS

        Long-term obligations consist of the following (in thousands):

	December 31,
	2002	2001
Capital lease obligations: monthly installments; interest rates ranging from 5.16% to 21.02%	$361	$1,466

Fixed rate debt: monthly installments through 2003; secured by equipment; interest rates ranging from 2.0% to 11.50%	106	415

Total long-term obligations	467	1,881
Less current portion	(194)	(1,492)

Long-term obligations due after one year	$273	$389

        Maturities of long-term obligations, including capital lease obligations, are as follows (in thousands):

Year ending December 31,
2003	$250
2004	128
2005	127
2006	84
2007	12

601
Less amount representing interest	(134)

Total	$467

        The terms of the various debt agreements require us to comply with certain financial and operating covenants. At December 31, 2002, we were in compliance with all such covenants.

12.    CONVERTIBLE NOTES

        On December 18, 2002, Gilead issued $345.0 million of 2% convertible senior notes due December 15, 2007 in a private offering to Goldman, Sachs & Co. who resold the notes to qualified institutional investors. The notes are convertible into a total of up to 7,340,425 shares of Gilead common stock at $47.00 per share. The $47.00 conversion price is higher than Gilead's common stock price on the note's issuance date. The notes are redeemable in whole or in part, at the option of Gilead, at any time on or after June 20, 2004, at specified redemption prices plus accrued interest. Debt issuance costs of $8.4 million incurred in connection with the issuance of the notes were recorded as other noncurrent assets, and are being amortized to interest expense on a straight-line basis over the contractual term of the notes.

        On December 13, 2000, Gilead issued $250.0 million of 5% convertible subordinated notes due December 15, 2007 in a private offering to J.P. Morgan & Co., Lehman Brothers and Morgan Stanley Dean Witter, which resold the notes to private institutional investors. The notes are convertible into a total of up to 10,178,116 shares of Gilead common stock at $24.5625 per share. The $24.5625 conversion price is higher than Gilead's common stock price on the note's issuance date. The notes are redeemable in whole or in part, at the option of Gilead, at any time on or after December 20, 2003, at specified redemption prices plus accrued interest. Debt issuance costs of $8.2 million incurred in connection with the issuance of the notes were recorded as other noncurrent assets, and are being amortized to interest expense on a straight-line basis over the contractual term of the notes.

13.    COMMITMENTS AND CONTINGENCIES

Lease Arrangements

        We have entered into various long-term noncancelable operating leases for equipment and facilities.

        Facility leases in Foster City and San Dimas, California expire on various dates between 2003 and 2007. Each of the leases has two five-year renewal options, with the exception of one lease in Foster City that expires in 2003 and contains no renewal options. We also have operating leases for sales, marketing and administrative facilities in Europe and Australia with various terms. Our equipment leases also include a corporate airplane, which has an initial term of two years and an annual renewal option of up to ten years.

        Lease expense net of sublease income under our operating leases totaled approximately $13.4 million in 2002, $12.0 million in 2001 and $8.6 million in 2000.

        In addition, we have assumed a facility lease in Durham, North Carolina, in connection with our acquisition of Triangle in January 2003. We lease approximately 101,000 square feet of administrative office and laboratory space, of which we sublease approximately 21,000 square feet to third parties. This lease expires in September 2003. We are currently in negotiations with the lessor to extend the lease term.

        Aggregate noncancelable future minimum rental payments under operating and capital leases, net of aggregate future minimum rentals to be received by us under noncancelable subleases, are as follows (in thousands):

Years ending December 31,	Operating Leases, Net of Noncancelable Subleases (excluding Triangle leases)	Capital Leases
2003	$13,909	$141
2004	9,371	128
2005	9,013	127
2006	5,609	84
2007	4,061	12
Thereafter	1,418	—

	$43,381	492

Less amount representing interest		(131)

Total capital lease obligations		361
Less current portion		(88)

Capital lease obligations due after one year		$273

        At December 31, 2002, we have placed $0.5 million in a bank escrow deposit, included in other noncurrent assets, to secure aggregate future payments due under one of our facilities leases.

Contingent Liability

        Gilead has subleased certain of its facilities, primarily in California, through 2003. If any of the sublessees default on their obligations under these subleases, we would be primarily liable to the original lessor. The total future amounts due under these leases as of December 31, 2002 is $3.9 million.

Legal Proceedings

        In 1997 we reached a settlement with Elan Corporation, plc (Elan, the successor company to The Liposome Company) in which both companies agreed to dismiss all legal proceedings involving AmBisome, Gilead's liposomal formulation of amphotericin B. Under the terms of the initial settlement agreement in 1997, we made an initial payment to Elan of $1.8 million and agreed to make additional royalty payments through 2006, based on AmBisome sales. In 1997, we recorded a $10.0 million accounting charge for the accrued litigation settlement expenses, representing the estimated net present value of all future minimum payments we were required to make. In June 2002, Elan and Gilead entered into an agreement terminating our remaining AmBisome payment obligations under the initial settlement agreement in exchange for a payment to Elan of $7.3 million. The excess of the $7.3 million settlement amount over the remaining accrued litigation settlement expenses balance of $6.0 million is being amortized over the remaining life of the patents, approximately four years.

        In November 2002, ULEHI notified us that ULEHI believes Gilead has materially breached its licensing agreement with ULEHI concerning the SELEX technology to identify aptamers by, amongst other things, assigning rights under the agreement without ULEHI's consent. We contest ULEHI's allegations. We have met with ULEHI regarding these allegations and are actively engaged in negotiations to settle this disagreement. If these negotiations prove unsuccessful and ULEHI chooses to terminate the ULEHI-Gilead agreement, an arbitration concerning this termination would likely result. An unfavorable outcome in such an arbitration could give rise to an award against us of monetary damages or other adverse remedies, possibly including conveyance to ULEHI of Gilead's rights and obligations under the ULEHI licensing agreement and our sublicenses.

        We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, results of operations or financial position.

14.    STOCKHOLDERS' EQUITY

Preferred Stock

        Gilead has 5,000,000 shares of authorized preferred stock issuable in series. Our Board of Directors (Board) is authorized to determine the designation, powers, preferences and rights of any such series. We have reserved 400,000 shares of preferred stock for potential issuance under the Preferred Share Purchase Rights Plan. There was no preferred stock outstanding as of December 31, 2002.

Employee Stock Purchase Plan

        Under Gilead's Employee Stock Purchase Plan (ESPP), employees can purchase shares of Gilead common stock based on a percentage of their compensation. The purchase price per share must equal at least the lower of 85 percent of the market value on the date offered or the date purchased. A total of 6,320,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2002, 4,643,022 shares of the total shares reserved had been issued under the ESPP (4,300,708 shares as of December 31, 2001).

Stock Option Plans

        In December 1987, Gilead adopted the 1987 Incentive Stock Option Plan and the Supplemental Stock Option Plan for issuance of common stock to employees, consultants and scientific advisors. In April 1991, the Board approved the granting of certain additional nonqualified stock options with terms and conditions substantially similar to those granted under the 1987 Supplemental Stock Option Plan. None of the options issued under the plans described above had exercise prices that were less than the fair value of the underlying stock on the date of grant. The options vest over five years pursuant to a formula determined by the Board and expire after ten years. No shares are available for grant of future options under any of these plans.

        In November 1991, Gilead adopted the 1991 Stock Option Plan (1991 Plan) for issuance of common stock to employees and consultants. Options issued under the 1991 Plan shall, at the discretion of the Board, be either incentive stock options or nonqualified stock options. In May 1998, the 1991 Plan was amended such that the exercise price of all stock options must be at least equal to the fair value of Gilead's common stock on the date of grant. The options vest over five years pursuant to a formula determined by the Board and expire after ten years. The 1991 Plan was amended and restated in April 2000 to extend the term of the plan through 2010. In May 2002 the stockholders approved an amendment to the 1991 Plan that increased the total number of authorized shares under the plan from 47,000,000 to 53,000,000. At December 31, 2002, there were 14,459,445 shares available for grant of future options under the 1991 Plan.

        In November 1995, Gilead adopted the 1995 Non-Employee Directors' Stock Option Plan (Directors' Plan) for issuance of common stock to non-employee Directors pursuant to a predetermined formula. The exercise price of options granted under the Directors' Plan must be at least equal to the fair value of Gilead's common stock on the date of grant. The options vest over five years from the date of grant in quarterly five percent installments and expire after ten years. In May 2002, the stockholders approved an amendment to the Directors' Plan that increased the total number of authorized shares under the Plan from 2,200,000 to 2,800,000. At December 31, 2002, there were 922,200 shares available for grant of future options under the Directors' Plan.

        Stock plans assumed by Gilead in the merger with NeXstar include the 1988 Stock Option Plan (1988 Plan), the 1993 Incentive Stock Plan, and the 1995 Director Option Plan (collectively, NeXstar Plans). Options pursuant to the 1988 Plan and the 1993 Incentive Stock Plan that were issued and outstanding as of July 29, 1999 have been converted into options to purchase Gilead common stock as a result of the merger and remain subject to their original terms and conditions. No shares are available for grant of future options under any of the NeXstar Plans.

        NeXstar's 1988 Plan allows certain option holders to execute cashless exercises of options. In a cashless exercise transaction, the option holder specifies how many shares will be exercised and Gilead issues the specified number of shares, less the number that would be required to cover the exercise price based on the fair value of the stock on the exercise date. During 2002, 2001 and 2000, several option holders performed cashless exercises. As a result, such option awards are considered to be variable and, therefore, we recognized a nominal amount of compensation expense in 2002, $0.6 million in 2001 and $0.5 million in 2000. As of July 2002, there were no more options outstanding in this category.

        The following table summarizes activity under all Gilead and NeXstar stock option plans for each of the three years in the period ended December 31, 2002. All option grants presented in the table had exercise prices not less than the fair value of the underlying stock on the grant date (shares in thousands):

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	21,686	$14.26	21,672	$11.09	22,524	$8.34
Granted	4,371	$33.37	6,708	$21.11	6,064	$17.19
Forfeited	(785)	$21.90	(2,596)	$16.10	(2,208)	$10.99
Exercised	(4,212)	$10.61	(4,098)	$7.58	(4,708)	$5.79

Outstanding, end of year	21,060	$18.67	21,686	$14.26	21,672	$11.09

Exercisable, end of year	9,275	$11.82	9,022	$9.62	8,452	$7.31
Weighted average fair value of options granted		$22.01		$14.29		$11.25

        The following is a summary of Gilead options outstanding and options exercisable at December 31, 2002 (options in thousands):

	Options Outstanding
		Weighted Average Remaining Contractual Life in Years		Options Exercisable
			Weighted Average Exercise Price
Range of Exercise Prices	Options Outstanding			Options Exercisable	Weighted Average Exercise price
$1.94-$10.48	5,428	4.21	$6.83	4,859	$6.78
$10.72-$14.80	5,658	7.19	$14.47	2,573	$14.38
$14.81-$32.64	5,016	7.88	$21.36	1,618	$19.78
$32.79-$38.30	4,958	9.15	$33.71	225	$34.25

Total	21,060	7.05	$18.67	9,275	$11.82

        The Company has reserved an aggregate of 17,058,623 shares of common stock for future issuance under equity compensation plans as of December 31, 2002.

Pro Forma Disclosures

        We have elected to follow Accounting Principles Board Opinion No. 25 (APB 25) to account for employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

        The information regarding net income (loss) and earnings (loss) per share prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock purchase plan under the fair value method prescribed by FAS 123 and the earnings (loss) per share method under FAS 128. The resulting effect on net income (loss) and earnings (loss) per share pursuant to FAS 123 is not likely to be representative of the effects on net income (loss) and earnings (loss) per share pursuant to FAS 123 in future years, due to subsequent years including additional grants and years of vesting.

        The table below presents the combined net income (loss) and basic and diluted net income (loss) per common share if compensation cost for the Gilead and NeXstar stock option plans and the ESPP had been determined based on the estimated fair value of awards under those plans on the grant or purchase date (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net income (loss)—as reported	$72,097	$52,271	$(56,776)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	72,137	50,081	34,999
Pro forma net income (loss)	$(40)	$2,190	$(91,775)
Earnings (loss) per share:
Basic—as reported	$0.37	$0.28	$(0.31)
Basic—pro forma	$0.00	$0.01	$(0.50)
Diluted—as reported	$0.35	$0.26	$(0.31)
Diluted—pro forma	$0.00	$0.01	$(0.50)

        Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option pricing model. We used the multiple option approach and the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Expected life in years (from vesting date):
Stock options	1.86	1.95	1.88
ESPP	1.31	1.29	1.45
Discount rate:
Stock options	3.9%	4.6%	6.3%
ESPP	3.0%	4.7%	5.5%
Volatility	82%	83%	84%
Expected dividend yield	0%	0%	0%

        The weighted average estimated fair value of ESPP shares purchased was $18.54 for 2002, $11.57 for 2001 and $6.06 for 2000.

Preferred Share Purchase Rights Plan

        In November 1994, we adopted a Preferred Share Purchase Rights Plan. The plan provides for the distribution of a preferred stock purchase right as a dividend for each share of Gilead common stock. The purchase rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of our common stock, the purchase rights permit the holders (other than the 15% holder) to purchase Gilead common stock at a 50% discount from the market price at that time, upon payment of a specified exercise price per purchase right. In addition, in the event of certain business combinations, the purchase rights permit the purchase of the common stock of an acquirer at a 50% discount from the market price at that time. Under certain conditions, the purchase rights may be redeemed by the Board in whole, but not in part, at a price of $.0025 per purchase right. The purchase rights have no voting privileges and are attached to and automatically trade with Gilead common stock.

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

15.    COMPREHENSIVE INCOME (LOSS)

        The following reclassification adjustments are required to avoid double-counting net realized gains (losses) on sales of securities that were previously included in comprehensive income prior to the sales of the securities (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net gain (loss) on sales of securities	$(13,213)	$1,225	$(84)

Other comprehensive income:
Net unrealized gain (loss) arising during the year	$(17,790)	$8,960	$1,987
Reclassification adjustment	13,213	(1,225)	84

Net unrealized gain (loss) reported in other comprehensive income (loss)	$(4,577)	$7,735	$2,071

The balance of accumulated other comprehensive income as reported on the balance sheet consists of the following components (in thousands):

	December 31,
	2002	2001
Net unrealized gain on available-for-sale securities	$3,670	$8,247
Net unrealized gain on cash flow hedges	221	37
Net foreign currency translation loss	(1,416)	(836)

Accumulated other comprehensive income	$2,475	$7,448

16.    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        Gilead has determined that it has only one reportable segment because management has organized the business along its functional lines.

        Product sales consist of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Viread	$225,815	$15,586	$—
AmBisome	185,669	164,533	141,118
Other	12,395	10,851	8,591

	$423,879	$190,970	$149,709

        The following table summarizes revenues from external customers and collaborative partners by geographic region. Revenues are attributed to countries based on the location of the customer or collaborative partner (in thousands):

	Year Ended December 31,
	2002	2001	2000
United States	$218,958	$63,888	$37,476
United Kingdom	43,427	28,533	23,827
France	42,417	16,775	9,528
Spain	33,591	18,283	15,074
Germany	29,461	19,256	21,340
Italy	20,818	18,783	16,978
Switzerland	12,445	7,721	21,531
Other European countries	47,527	40,499	32,053
Other countries	18,146	20,031	17,748

Consolidated total revenues	$466,790	$233,769	$195,555

        At December 31, 2002, the net book value of our property, plant and equipment was $67.7 million. Approximately 89% of such assets were located in the U.S. At December 31, 2001, the net book value of property, plant and equipment was $62.8 million, and approximately 94% of such assets were located in the U.S.

        Product sales to three distributors accounted for approximately 10%, 11% and 12% of total revenues in 2002. Product sales to any one distributor in 2001 did not exceed 10% of total revenues. Product sales to one distributor accounted for approximately 12% of total revenues in 2000. Total revenues from Fujisawa, which included product sales and royalties, were approximately 7% of total revenues in 2002, 15% in 2001, and 13% in 2000. Revenues from Roche, including royalties, milestone payments and reimbursement of research and development expenses, did not exceed 10% of total revenues in 2002 or in 2001, but did account for approximately 11% of total revenues in 2000.

17.    INCOME TAXES

        Gilead has no deferred provision for income taxes. The current provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current provision:
Federal	$(1,300)	$2,800	$—
State	4	506	21
Foreign	2,596	829	1,178

	$1,300	$4,135	$1,199

        Foreign pre-tax (loss) was $(24.1) million in 2002, $(67.8) million in 2001 and $(40.3) million in 2000.

        The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before provision for income taxes, equity in loss of unconsolidated affiliate and the cumulative effect of a change in accounting principle is explained below (in thousands):

	Year Ended December 31,
	2002	2001	2000
Income (loss) before provision for income taxes, equity in loss of unconsolidated affiliate and the cumulative effect of a change in accounting principle	$73,397	$57,447	$(39,049)

Tax at federal statutory rate	$25,689	$19,532	$(13,277)
(Benefitted) unbenefitted losses	(23,601)	(19,339)	13,617
Federal alternative minimum taxes	(1,300)	2,800	—
Other	512	1,142	859

	$1,300	$4,135	$1,199

        At December 31, 2002, we had U.S. federal net operating loss carryforwards of $359.3 million and state net operating loss carryforwards of $11.3 million. The federal net operating loss carryforwards will expire at various dates beginning in 2011 through 2020, if not utilized. The state net operating loss carryforwards will expire at various dates from 2004 through 2011, if not utilized. In addition, we had federal and state tax credit carryforwards of approximately $31.9 million and $18.1 million respectively, which expire in the years 2003 through 2022.

        Utilization of net operating losses and credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

        The significant increase in income tax expense in 2001 resulted principally from the gain on the sale of our oncology assets to OSI, for which we recorded approximately $3.3 million of federal and state alternative minimum taxes. The provision for 2002 was reduced by a change in U.S. income tax law. This law allows net operating loss carryforward deductions to offset 100% of alternative minimum taxable income, resulting in a reduction of U.S. income tax recorded in the previous years of $1.3 million.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$126,424	$142,400
Research and other credits	43,700	37,300
Capitalized research and development expenses	14,923	14,400
Reserves and accruals not currently deductible	15,603	1,278
Other, net	26,171	17,322

Total deferred tax assets	226,821	212,700
Valuation allowance	(226,821)	(212,700)

Net deferred tax assets recognized	$—	$—

        The valuation allowance increased by $14.1 million for the year ended December 31, 2002 and decreased by $15.9 million for the year ended December 31, 2001. Approximately $71.4 million of the valuation allowance at December 31, 2002 relates to the tax benefits of stock option deductions, which will be credited to additional paid-in capital when realized.

18.    RETIREMENT SAVINGS PLAN

        As of December 31, 2002, Gilead maintains one retirement savings plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Prior to January 1, 2001, Gilead maintained two separate retirement savings plans. One plan primarily covered former NeXstar employees (NeXstar Plan), and the other plan primarily covered Gilead's remaining eligible employees (Gilead Plan). Under the NeXstar Plan, employee contributions could not exceed 15% of eligible annual compensation. In addition, the NeXstar Plan included a Company match of 50% of employee contributions up to a maximum of 6% of contributions up to an annual maximum Company match of $2,500. At December 31, 2000, approximately $0.6 million, representing 13,857 shares of Gilead common stock, was held by the NeXstar Plan in trust for plan participants. Effective January 2001, the NeXstar Plan was terminated and combined with the Gilead Plan. The shares of Gilead common stock held by the NeXstar Plan were subsequently liquidated and the proceeds were deposited into the various other investment options available under the Gilead plan. Under the Gilead Plan, employees may contribute up to 15% of their eligible annual compensation. Effective January 1, 2000, Gilead began making matching contributions under the Gilead Plan. We contribute up to 50% of an employee's first 6% of contributions up to an annual maximum match of $2,500. Our total matching contribution for the Gilead Plan was $1.2 million in 2002, $1.2 million in 2001 and a combined $0.9 million in 2000 for both plans.

19.    RELATED PARTY TRANSACTIONS

        Through December 31, 2000, the Chairman of Gilead's Board of Directors was a senior advisor to an investment fund that owns a controlling interest in PharmaResearch Corporation, a contract research organization that performs services in connection with clinical studies. Gilead's payments to PharmaResearch Corporation were $10.2 million in 2000.

        In December 2002, as part of the arrangements contemplated by the proposed acquisition of Triangle Pharmaceuticals, Inc. by Gilead, a $50.0 million loan was extended to Triangle for working capital and other corporate purposes. Triangle issued to Gilead a 7.50% unsecured convertible promissory note. Upon completion of the Triangle acquisition in January 2003, this loan was eliminated in our consolidated results as a result of the closing of the acquisition on January 23, 2003. See Note 20.

20.    SUBSEQUENT EVENTS

        On January 23, 2003, we completed the acquisition of all of the outstanding stock of Triangle, a development stage company. Triangle was active in the development of antiviral drug candidates.

        The aggregate preliminary purchase price was $525.0 million, including the cash paid for the outstanding stock, the fair value of options assumed, estimated direct transaction costs and employee termination costs. We intend to account for this transaction in the first quarter of 2003, and we expect to record a substantial portion of the aggregate purchase price as in-process research and development expense.

21.    QUARTERLY RESULTS (UNAUDITED)

        The following table is in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Total revenues	$78,416	$109,363	$133,984	$145,027
Total costs and expenses	85,359	90,169	98,067	112,188
Net income (loss)	(3,850)	19,711	20,757	35,479
Net income (loss) per common share—basic	$(0.02)	$0.10	$0.11	$0.18

Net income (loss) per common share—diluted	$(0.02)	$0.10	$0.10	$0.17

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001(1)(2)(3)
Total revenues	$57,836	$50,687	$50,915	$74,331
Total costs and expenses	83,638	84,582	86,983	99,255
Income (loss) before cumulative effect of change in accounting principle	(22,812)	(32,387)	(25,196)	131,577
Cumulative effect of change in accounting principle	1,089	—	—	—
Net income (loss)	(21,723)	(32,387)	(25,196)	131,577
Amounts per common share—basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.12)	$(0.17)	$(0.13)	$0.69
Cumulative effect of change in accounting principle	0.01	—	—	—

Net income (loss) per share—basic	$(0.11)	$(0.17)	$(0.13)	$0.69

Amounts per common share—diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.12)	$(0.17)	$(0.13)	$0.62
Cumulative effect of change in accounting principle	0.01	—	—	—

Net income (loss) per share—diluted	$(0.11)	$(0.17)	$(0.13)	$0.62

(1)
In the year ended December 31, 2001, Gilead adopted SFAS133 and reported a cumulative effect of a change in accounting principle in the first quarter of 2001.

(2)
Diluted net income per common share in the fourth quarter of 2001 includes the effects of both stock options and the $250.0 million 5% convertible subordinated notes.

(3)
In December 2001, we completed the sale of our oncology assets to OSI and recorded a non-operating gain of $157.8 million in the fourth quarter of 2001 as a result of this transaction.

GILEAD SCIENCES, INC.
Schedule II: Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Expense	Charged to Other		Deductions		Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts	$2,579	$3,262	$—		$512		$5,329
Allowance for sales returns	678	4,902	—		548		5,032
Valuation allowance for deferred tax assets	212,700	—	14,121	(2)	—		226,821

	$215,957	$8,164	$14,121		$1,060		$237,182

Year ended December 31, 2001:
Allowance for doubtful accounts	$2,300	$467	$—		$188		$2,579
Allowance for sales returns	581	569	—		472		678
Valuation allowance for deferred tax assets	228,600	—	—		15,900	(1)	212,700

	$231,481	$1,036	$—		$16,560		$215,957

Year ended December 31, 2000:
Allowance for doubtful accounts	$2,333	$30	$—		$63		$2,300
Allowance for sales returns	372	465	—		256		581
Valuation allowance for deferred tax assets	194,200	—	34,400	(2)	—		228,600

	$196,905	$495	$34,400		$319		$231,481

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

Signature	Title	Date
/s/ JOHN C. MARTIN John C. Martin	President and Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2003
/s/ JOHN F. MILLIGAN John F. Milligan	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2003
/s/ JAMES M. DENNY James M. Denny	Chairman of the Board of Directors	March 11, 2003
/s/ PAUL BERG Paul Berg	Director	March 11, 2003
/s/ ETIENNE F. DAVIGNON Etienne F. Davignon	Director	March 11, 2003
/s/ CORDELL W. HULL Cordell W. Hull	Director	March 11, 2003
/s/ GORDON E. MOORE Gordon E. Moore	Director	March 11, 2003

/s/ GEORGE P. SHULTZ George P. Shultz	Director	March 11, 2003
/s/ GAYLE E. WILSON Gayle E. Wilson	Director	March 11, 2003

CERTIFICATIONS

        I, John C. Martin, certify that:

        1.  I have reviewed this annual report on Form 10-K of Gilead Sciences, Inc.;

        2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003	/s/ JOHN C. MARTIN John C. Martin President and Chief Executive Officer

CERTIFICATIONS

        I, John F. Milligan, certify that:

        1.  I have reviewed this annual report on Form 10-K of Gilead Sciences, Inc.;

        2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March 11, 2003	/s/ JOHN F. MILLIGAN John F. Milligan Senior Vice President and Chief Financial Officer

QuickLinks

GILEAD SCIENCES, INC. 2002 Form 10-K Annual Report Table of Contents
PART I
  ITEM 1. BUSINESS
RISK FACTORS THAT AFFECT GILEAD
Risks Related to Triangle Acquisition in January 2003
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
GILEAD SCIENCES, INC. CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 2002, 2001 and 2000 CONTENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
REPORT OF INDEPENDENT ACCOUNTANTS
GILEAD SCIENCES, INC. Consolidated Balance Sheets (in thousands, except per share amounts)
GILEAD SCIENCES, INC. Consolidated Statements of Operations (in thousands, except per share amounts)
GILEAD SCIENCES, INC. Consolidated Statement of Stockholders' Equity (in thousands)
GILEAD SCIENCES, INC. Consolidated Statements of Cash Flows (in thousands)
GILEAD SCIENCES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002
GILEAD SCIENCES, INC. Schedule II: Valuation and Qualifying Accounts
SIGNATURES
CERTIFICATIONS