Form 10-K/A
period 2002-12-31
GILEAD SCIENCES INC
filed 2003-05-08
CIK 882095

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        Gilead believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  •
  We record estimated reductions to revenue for expected returns of expired products, Medicaid reimbursements and customer incentives, such as cash discounts for prompt payment. Estimates for Medicaid reimbursements and cash discounts are based on contractual terms and expectations regarding the utilization rates for these programs. Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns. This includes monitoring the feedback that we receive from our sales force regarding customer use and satisfaction, the purchase of third party data to assist the Company in monitoring channel inventory levels and subsequent prescriptions as well as, for new products, a review of our other long shelf life products we have sold through the same or similar channels. Further, we monitor the activities and clinical trials of our key competitors and assess the potential impact on our future sales and return expectations where necessary. Expected returns for our marketed drugs are generally low because the shelf life for these products ranges from 24 months for Viread up to 36 months for AmBisome in the U.S. If conditions become more competitive for any of the markets served by our drugs or if other circumstances change, we may take actions to increase our product return estimates or we may offer additional customer incentives. This would result in an incremental reduction of future revenue at the time the return estimate is changed or incentives are offered.

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

  •
  We record accruals for estimated clinical and preclinical study costs. These costs are a significant component of research and development expenses. During 2002, 2001, and 2000, we incurred $23.9 million, $33.6 million and $28.7 million, respectively, of clinical research organization costs. We accrue costs for clinical studies performed by contract research organizations based on estimates that the work performed under the contracts occurs ratably over the period to the expected milestone, event or total contract completion date. The expected completion dates are estimated based upon the terms of the contracts and past experience with similar contracts. Generally, this results in 25% to 30% of the total costs which are milestone or event driven as specified in the contract. These costs usually occur within a few months after the contract has been established and are expensed on a straight-line basis over the first two to three months of the contract. The remaining activity and related costs occurring, such as reimbursable costs, and payments generally occur ratably throughout the life of the individual contract or study and these costs are expensed on a straight-line basis over the term of the contract or study. All contracts are negotiated as fixed price and can vary in length between six months for a single dose Phase 1 study and up to two years for a more complex Phase 3 study. The average length of contract for 2001 and 2002 has been at the upper end of this range in order to provide long term safety and efficacy data to support the commercial launches of Viread and Hepsera. The estimate may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activity through communications with the clinical research organizations. We compare our estimated clinical and preclinical study costs with the actual costs on a quarterly basis through correspondence with the organizations and adjust our estimates accordingly. Through December 31, 2002, we have not understated or overstated activity levels for any particular study such that a material adjustment was required. However, if management does not receive accurate information from our vendors or has underestimated activity levels associated with various studies at a given point in time, we would have to record additional research and development expenses in future periods that could be significant.

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

        Sales of AmBisome were $185.7 million in 2002, an increase of 13% over AmBisome sales of $164.5 million in 2001. Sales of AmBisome were $141.1 million in 2000. Prior to 2002, our revenues have been primarily derived from sales of AmBisome, which represented 44% of total product sales in 2002, 86% of total product sales in 2001 and 94% of total product sales in 2000. Excluding the impact of foreign currencies relative to the U.S. dollar, AmBisome sales grew 9% for the year ended December 31, 2002 over the comparable period in 2001. The increase in sales in 2002 compared to 2001 was primarily due to further European market acceptance with volume sales increases in Europe of 11%, which more than offset declining sales volume in the U.S. of 15%. The increase in sales in 2001 compared to 2000 is primarily due to volume increases in the U.S. and Europe. The volume increase in the U.S. was approximately 50% and in Europe it was approximately 15%. In addition, excluding the impact of the decline in foreign currencies relative to the U.S. dollar in 2001, sales of AmBisome in 2001 would have increased 20%. With the expected increase in competition, we expect AmBisome sales for 2003 to be lower than 2002 and in the range of $160 million to $170 million.

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

Cost of Goods Sold

        Cost of goods sold was $69.7 million in 2002, compared with $43.8 million in 2001 and $33.5 million in 2000. Substantially all of the increase from 2001 to 2002 can be attributed to increases in the volume of Viread sold in 2002, as this product was launched in the U.S. late in the third quarter of 2001. The increase in costs of good sold between 2000 and 2001 can be attributed to the increase in sales of AmBisome. While per unit costs for AmBisome did not change significantly, retail unit volumes of AmBisome grew by more than 15% in 2001 when compared to 2000.

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

        Working capital at December 31, 2002 was $1,078.9 million compared to $627.6 million at December 31, 2001. Significant changes in working capital during 2002 included a $43.9 million increase in accounts receivable and a $12.3 million increase in inventory. The accounts receivable increase was primarily due to increased sales of Viread in the U.S. and Europe. The $12.3 million increase in inventory was primarily due to an increase in the production of Viread inventory to meet increasing sales demand. Significant changes in current liabilities during 2002 included an $11.5 million increase in accrued liabilities, a $5.2 million increase in accounts payable and a $13.1 million increase in deferred revenue. The $5.2 million increase in accounts payable is primarily due to increases in our raw material purchases in support of Viread sales growth. The $13.1 million increase in deferred revenue primarily relates to the $12.0 million received under the collaboration with GSK that we entered into in April 2002.

        The significant components of the $11.5 million increase in accrued liabilities consist of a $19.2 million increase in other accrued liabilities and a $6.8 million increase in accrued compensation and employee benefits, partially offset by a $8.9 million decrease in accrued clinical and preclinical expenses. The $19.2 million increase in other accrued liabilities is primarily due to increased Medicaid rebate obligations associated with higher sales of Viread and additional accrued sales and marketing expenses due to the expansion of Gilead's global sales and marketing efforts. The $6.8 million increase in accrued compensation and employee benefits is primarily due to increased bonus accruals and the expansion of our sales force. The $8.9 million decrease in accrued clinical and preclinical expenses is primarily due to decreasing activity associated with the clinical trial programs for Viread and Hepsera.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation issued in October 1995. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), Accounting for Stock Issued to Employees, to account for employee stock options. Although we have elected to follow the intrinsic value method prescribed by APB 25, we will continue to evaluate our approach to accounting for stock options in light of ongoing industry and regulatory developments.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K:

(1)
Index list to Financial Statements:

  (2)
  Schedule II is included on page 102 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

  (3)
  Exhibits

        The following exhibits are filed herewith or incorporated by reference:

Exhibit Footnote	Exhibit Number	Description of Document
(21)	2.1	Asset Purchase Agreement between Registrant and OSI Pharmaceuticals, Inc. dated as of November 26, 2001.
(25)	2.2	Agreement and Plan of Merger, among Registrant, Simbolo Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Triangle Pharmaceuticals, Inc., dated as of December 3, 2002.
(20)	3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
(1)	3.2	Bylaws of the Registrant, as amended and restated March 30, 1999.
	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
(4)	4.2	Amended and Restated Rights Agreement dated as of October 21, 1999 between the Registrant and ChaseMellon Shareholder Services, LLC.
(10)	4.3	Agreement and Plan of Merger dated February 28, 1999 by and among Registrant, Gazelle Acquisition Sub, Inc. and NeXstar Pharmaceuticals, Inc.
(19)	4.4	Indenture dated as of December 18, 2000 between the Registrant and Chase Manhattan Bank and Trust Company, National Association, including therein the forms of the notes.
(35)	4.5	Indenture dated as of December 18, 2002 between the Registrant and J.P. Morgan Trust Company, National Association, including herein the forms of the notes.
(35)	4.6	Registration Rights Agreement dated as of December 18, 2002 between the Registrant and Goldman, Sachs & Co.
(5)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.
(5)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees.
(5)	10.3	Registrant's 1987 Incentive Stock Option Plan and related agreements.
(5)	10.4	Registrant's 1987 Supplemental Stock Option Plan and related agreements.
(1)	10.5	Registrant's Employee Stock Purchase Plan, as amended March 30, 1999.

(26)	10.6	Registrant's 1991 Stock Option Plan, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002.
(5)	10.7	Form of Non-Qualified Stock Option issued to certain executive officers and directors in 1991.
(6)	10.8	Vintage Park Research and Development Net Lease by and between Registrant and Vintage Park Associates dated March 27, 1992 for premises located at 344B, 346 and 353 Lakeside Drive, Foster City, California with related addendum, exhibits and amendments.
(5)	10.9	Letter Agreement, dated as of September 23, 1991 between Registrant and IOCB/REGA, with exhibits with certain confidential information omitted.
(6)	10.10	Vintage Park Research and Development Net Lease by and between Registrant and Vintage Park Associates dated September 16, 1993 for premises located at 335 Lakeside Drive, Foster City, California with related exhibits.
(7)	10.11	Amendment Agreement, dated October 25, 1993 between Registrant and IOCB/REGA, and related license agreements and exhibits with certain confidential information omitted.
(20)	10.12	Amendment Agreement, dated December 27, 2000 between Registrant and IOCB/REGA.
(2)	10.13	Loan Agreement, dated as of October 1, 1994 among Registrant and Mark L. Perry and Melanie P. Peña.
(26)	10.14	Registrant's 1995 Non-Employee Directors' Stock Option Plan, as amended January 26, 1999, and as amended January 30, 2002.
(8)	10.15	Vintage Park Research and Development Lease by and between Registrant and WCB Sixteen Limited Partnership dated June 24, 1996 for premises located at 333 Lakeside Drive, Foster City, California.
(8)	10.16	Amendment No. 1 to Vintage Park Research and Development Lease by and between Registrant and WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 335 Lakeside Drive, Foster City, California.
(8)	10.17	Amendment No. 2 to Vintage Park Research and Development Lease by and between Registrant and WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 344B, 346 and 353 Lakeside Drive, Foster City, California.
(9)	10.18	License and Supply Agreement between Registrant and Pharmacia & Upjohn S.A. dated August 7, 1996 with certain confidential information omitted.
(9)	10.19	Development and License Agreement between Registrant and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated September 27, 1996 with certain confidential information omitted.
(18)	10.20	Amendment No. 3 to Vintage Park Research and Development Lease by and between Registrant and Spieker Properties, L.P. dated August 14, 1998 for premises located at 355 Lakeside Drive, Foster City, California.
(3)	10.21	NeXstar Pharmaceuticals, Inc.'s 1993 Incentive Stock Plan, adopted February 8, 1993, as amended.
(13)	10.22	NeXstar Pharmaceuticals, Inc.'s 1995 Director Option Plan, adopted July 25, 1995.
(14)	10.23	Vestar, Inc. 1988 Stock Option Plan.
(14)	10.24	Lease, dated March 26, 1987, between Vestar, Inc. and Majestic Realty Co. and Patrician Associates, Inc. and Amendment No. 1 thereto and Amendment No. 2 thereto, dated as of June 8, 1992.
(12)	10.25	Third Amendment, dated January 11, 1996, between Majestic Realty Co. and Patrician Associates, Inc. and the Registrant, to Lease, dated March 26, 1987, between Vestar, Inc. and Majestic Realty Co. and Patrician Associates, Inc.

(15)	10.26	Assignment and Royalty Agreement, dated December 21, 1990, effective as of June 2, 1989, between Vestar, Inc. and City of Hope National Medical Center.
(12)	10.27	License Agreement, effective as of August 12, 1986, between Vestar, Inc. and The Regents of the University of California.
(14)	10.28	Agreement by and between Fujisawa USA, Inc. and Vestar, Inc., dated August 9, 1991, and Amendment No. 1 thereto, dated as of May 17, 1994.
(13)	10.29	Amendment No. 2 to agreement between Fujisawa USA, Inc. and Vestar, Inc., dated as of April 3, 1995, between Fujisawa USA, Inc. and Vestar, Inc. with certain confidential information omitted.
(12)	10.30	Amendment No. 3 to Agreement between Fujisawa USA, Inc. and the Registrant, dated March 4, 1996, to the Agreement by and between Fujisawa USA, Inc. and Vestar, Inc., dated August 9, 1991.
(14)	10.31	Lease, dated April 13, 1992, between Vestar, Inc. and Majestic Realty Co. and Patrician Associates, Inc.
(12)	10.32	First Amendment to Lease, dated April 10, 1993, between Majestic Realty Co. and Patrician Associates, Inc. and Vestar, Inc. amending Lease, dated April 13, 1992, between Majestic Realty Co. and Patrician Associates, Inc. and Vestar, Inc.
(11)	10.33	License and Distribution Agreement, dated September 26, 1997, by and between Sumitomo Pharmaceuticals Co., Ltd. and NeXstar Pharmaceuticals, Inc. with certain confidential information omitted.
(16)	10.34	Settlement Agreement, dated August 11, 1997, by and among NeXstar Pharmaceuticals, Inc., Fujisawa U.S.A., Inc. and The Liposome Company, Inc. with certain confidential information omitted.
(17)	10.35	Amendment, dated April 30, 1998, between Sumitomo Pharmaceuticals Co., Ltd. and NeXstar Pharmaceuticals, Inc. to the License and Distribution Agreement, dated September 26, 1996, between Sumitomo and NeXstar Pharmaceuticals, Inc.
(24)	10.36	The Corporate Plan for Retirement Select Plan—Basic Plan Document.
(24)	10.37	The Corporate Plan for Retirement Select Plan—Adoption Agreement.
(24)	10.38	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan.
(22)	10.39	Licensing Agreement, dated April 26, 2002, by and between Gilead World Markets, Limited and Glaxo Group Limited.
(23)	10.40	Employment Agreement, dated July 1, 2002, by and between Gilead Sciences, Inc. and Sharon Surrey-Barbari.
(27)	10.41	Triangle Pharmaceuticals, Inc. 1996 Stock Incentive Plan.
(27)	10.42	Option Agreement between Triangle Pharmaceuticals, Inc. and Daniel G. Welch, dated August 5, 2002.
(28)	10.43	License Agreement among Triangle Pharmaceuticals, Inc., Emory University and the University of Georgia Research Foundation, Inc. for compound amdoxovir (DAPD), dated March 31, 1996.
(28)	10.44	License Agreement between Triangle Pharmaceuticals, Inc. and Emory University for Coviracil (FTC), dated April 17, 1996.
(29)	10.45	License Agreement between Triangle Pharmaceuticals, Inc. and Bukwang Pharm. Ind. Co., Ltd., dated as of February 27, 1998.
(30)	10.46	Exclusive License Agreement among Triangle Pharmaceuticals, Inc., Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999.
(30)	10.47	Settlement Agreement among Triangle Pharmaceuticals, Inc., Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999.

(30)	10.48	Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Bukwang Pharm. Ind. Co., Ltd., dated April 1, 1999.
(30)	10.49	First Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Emory University, dated May 6, 1999.
(31)	10.50	First Amendment to License Agreement among Triangle Pharmaceuticals, Inc., Emory University and the University of Georgia Research Foundation, Inc., dated July 10, 2000.
(31)	10.51	Second Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Emory University, dated July 10, 2000.
(31)	10.52	Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Bukwang Pharm. Ind. Co., Ltd., dated September 5, 2000.
(32)	10.53	Third Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Bukwang Pharm. Co. Ltd., dated August 26, 2002.
(32)	10.54	Supply and Manufacturing Agreement between Triangle Pharmaceuticals, Inc. and Abbott Laboratories, dated July 30, 2002.
(32)	10.55	Settlement and Exclusive License Agreement among Triangle Pharmaceuticals, Inc., Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002.
(33)	10.56	Second Amendment to License Agreement among Triangle Pharmaceuticals, Inc., Emory University and the University of Georgia Research Foundation, Inc., dated August 30, 2002.
(28)	10.57	Sublease between Triangle Pharmaceuticals, Inc. and Eli Lilly and Company, dated January 18, 1996.
(28)	10.58	Sublease Amendment between Triangle Pharmaceuticals, Inc. and Eli Lilly and Company, dated March 1, 1996.
(28)	10.59	Second Amendment to Sublease between Triangle Pharmaceuticals, Inc. and Eli Lilly and Company, dated August 2, 1996.
(34)	10.60	Third Amendment to Sublease between Triangle Pharmaceuticals, Inc. and Eli Lilly and Company, dated as of February 11, 1998.
+(35)	10.62	Manufacturing Supply Agreement between Gilead World Markets, Ltd. and PPG-Sipsy S.A.S, entered into as of January 1, 2003.
(35)	21.1	Subsidiaries of the Registrant.
	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	23.2	Consent of PricewaterhouseCoopers LLP, Independent Auditors.
(35)	24.1	Power of Attorney. Reference is made to Signature Page.
	99.1	Certification.

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

(35)
Filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

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

Revenue Recognition

        We recognize revenue from product sales when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. We do not provide our customers with a general right of product return. However, we will accept returns of products that have expired or are deemed to be damaged or defective when delivered. Upon recognition of revenue from product sales, provisions are made for expected returns of expired products, Medicaid reimbursements and customer incentives, such as cash discounts for prompt payment. Estimates for Medicaid reimbursements and cash discounts are based on contractual terms and expectations regarding the utilization rates for these programs. Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns, as well as the purchase of third party data to assist the Company in monitoring channel inventory levels and subsequent prescriptions.

        Contract revenue for research and development is recorded as performance occurs and the earnings process is completed based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and there is no continuing involvement by Gilead, are recognized on the earlier of when the payments are received or when collection is assured.

        Revenue from non-refundable up-front license fees and milestone payments where we continue involvement through development collaboration or an obligation to supply product, is recognized as performance occurs and performance obligations are completed. In accordance with the specific terms of Gilead's obligations under the contract, revenue is recognized as the manufacturing obligation is fulfilled or ratably over the development period or the period of the manufacturing obligation, as appropriate.

        Revenue associated with substantive performance milestones is recognized based upon the achievement of the milestones on completion of all performance requirements, as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred.

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

        We record accruals for estimated clinical and preclinical study costs. These costs are a significant component of R&D expenses. We accrue costs for clinical studies performed by contract research organizations based on estimates that the work performed under the contracts occurs ratably over the period to the expected milestone, event or total contract completion date. The expected completion dates are estimated based upon the terms of the contracts and past experience with similar contracts. Generally, this results in 25% to 30% of the total costs which are milestone or event driven as specified in the contract and occur within a few months after the contract has been established, being expensed on a straight-line basis over the first two to three months of the contract. The remaining activity and related costs occurring, such as reimbursable costs, and payments generally occur ratably throughout the life of the individual contract or study and these costs are expensed on a straight-line basis over the term of the contract or study. The estimate may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activity and adjust our estimates accordingly. Through December 31, 2002, we have not understated or overstated activity levels for any particular study such that a material adjustment was required.

Advertising Expenses

        We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $39.3 million in 2002, $16.5 million in 2001, and $8.4 million in 2000.

Stock-Based Compensation

        In accordance with the provisions of SFAS No. 123, Accounting For Stock-Based Compensation, the Company has elected to continue to follow Accounting Principles Board Opinion (APB) No. 25, Accounting For Stock Issued To Employees, and Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for its employee stock option plans. Under APB 25, if the exercise price of Gilead's employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company has elected to follow the intrinsic value method prescribed by APB 25, it will continue to evaluate its approach to accounting for stock options in light of ongoing industry and regulatory developments. See Note 14 for pro forma disclosures of stock-based compensation pursuant to SFAS 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure.

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

        In November 2002, ULEHI notified us that ULEHI believes Gilead has materially breached its licensing agreement with ULEHI concerning the SELEX technology to identify aptamers by, amongst other things, assigning rights under the agreement without ULEHI's consent. We contest ULEHI's allegations. We have met with ULEHI regarding these allegations and are actively engaged in negotiations to settle this disagreement. If these negotiations prove unsuccessful and ULEHI chooses to terminate the ULEHI-Gilead agreement, an arbitration concerning this termination would likely result. An unfavorable outcome in such an arbitration could give rise to an award against us of monetary damages or other adverse remedies, possibly including conveyance to ULEHI of Gilead's rights and obligations under the ULEHI licensing agreement and our sublicenses. While we cannot predict with any certainty how this matter will ultimately be resolved, we do not believe that a settlement or a damage award from arbitration would result in Gilead being required to make monetary payments to ULEHI in excess of $2,000,000.

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

16.    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        Gilead identified its reportable segments by assessing its basis of organization and the nature of the discrete financial information regularly reviewed by the Company's chief operating decision maker to make decisions about resource allocations and assess performance. Management has chosen to organize the Company based upon either cost or revenue-generating activities and no component of the Company for which discrete financial information is regularly reviewed engages in activities from which it can both earn revenues and incur expenses. Therefore, the Company has only one reportable segment consisting of the Company as a whole.

        The Company derives its revenues primarily from product sales of Viread and AmBisome as well as royalty and contract revenue. The royalty revenue relates primarily to sales of AmBisome by Fujisawa as well as sales of Tamiflu by Roche. Contract revenue relates to the licensing of the SELEX process patent estate to Archemix, milestone payments from Roche related to the development of Tamiflu, license and milestone payments from GSK related to the development of Hepsera and license fees from EyeTech for the rights to the aptamer EYE001, currently known as Macugen.

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

21.    QUARTERLY RESULTS (UNAUDITED)

        The following table is in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Total revenues	$78,416	$109,363	$133,984	$145,027
Gross profit on product sales	58,669	76,070	99,789	119,627
Total costs and expenses	85,359	90,169	98,067	112,188
Net income (loss)	(3,850)	19,711	20,757	35,479
Net income (loss) per common share—basic	$(0.02)	$0.10	$0.11	$0.18

Net income (loss) per common share—diluted	$(0.02)	$0.10	$0.10	$0.17

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001(1)(2)(3)
Total revenues	$57,836	$50,687	$50,915	$74,331
Gross profit on product sales	34,483	30,768	35,499	46,456
Total costs and expenses	83,638	84,582	86,983	99,255
Income (loss) before cumulative effect of change in accounting principle	(22,812)	(32,387)	(25,196)	131,577
Cumulative effect of change in accounting principle	1,089	—	—	—
Net income (loss)	(21,723)	(32,387)	(25,196)	131,577
Amounts per common share—basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.12)	$(0.17)	$(0.13)	$0.69
Cumulative effect of change in accounting principle	0.01	—	—	—

Net income (loss) per share—basic	$(0.11)	$(0.17)	$(0.13)	$0.69

Amounts per common share—diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.12)	$(0.17)	$(0.13)	$0.62
Cumulative effect of change in accounting principle	0.01	—	—	—

Net income (loss) per share—diluted	$(0.11)	$(0.17)	$(0.13)	$0.62

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
Date: May 7, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. MARTIN John C. Martin	President and Chief Executive Officer, Director (Principal Executive Officer)	May 7, 2003
/s/ JOHN F. MILLIGAN John F. Milligan	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2003
* James M. Denny	Chairman of the Board of Directors	May 7, 2003
* Paul Berg	Director	May 7, 2003
* Etienne F. Davignon	Director	May 7, 2003
* Cordell W. Hull	Director	May 7, 2003
* Gordon E. Moore	Director	May 7, 2003
* George P. Shultz	Director	May 7, 2003
* Gayle E. Wilson	Director	May 7, 2003
*By:	/s/ JOHN C. MARTIN John C. Martin Attorney in Fact

CERTIFICATIONS

        I, John C. Martin, certify that:

        1.     I have reviewed this amendment to the annual report on Form 10-K/A of Gilead Sciences, Inc.;

        2.     Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended; and

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended.

Date: May 7, 2003	/s/ JOHN C. MARTIN John C. Martin President and Chief Executive Officer

CERTIFICATIONS

        I, John F. Milligan, certify that:

        1.     I have reviewed this amendment to the annual report on Form 10-K/A of Gilead Sciences, Inc.;

        2.     Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended; and

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended.

Date: May 7, 2003
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