Form 10-Q
period 2003-03-31
GILEAD SCIENCES INC
filed 2003-05-15
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.
0-19731

GILEAD SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware

94-3047598

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Lakeside Drive, Foster City, California

94404

(Address of principal executive offices)	(Zip Code)

650-574-3000
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rules 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of April 30, 2003:  200,038,154

GILEAD SCIENCES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$117,477	$616,931
Marketable securities	494,666	325,443
Accounts receivable	145,980	125,036
Note receivable from Triangle Pharmaceuticals, Inc.	—	50,000
Inventories	56,520	51,628
Prepaid expenses and other	17,810	14,722
Total current assets	832,453	1,183,760
Property, plant and equipment, net	69,529	67,727
Other noncurrent assets	40,788	36,696
	$942,770	$1,288,183
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,096	$24,406
Accrued clinical and preclinical expenses	19,611	7,063
Accrued compensation and employee benefits	29,376	21,511
Other accrued liabilities	51,844	44,026
Deferred revenue	4,936	7,692
Long-term obligations due within one year	149	194
Total current liabilities	130,012	104,892

Long-term deferred revenue	16,308	16,677
Long-term obligations due after one year	268	273
Convertible senior debt	345,000	345,000
Convertible subordinated debt	250,000	250,000

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.001 per share; 500,000 shares authorized; 199,518 and 197,595 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	200	198
Additional paid-in capital	1,018,010	950,308
Deferred compensation	(3,235)	—
Accumulated other comprehensive income	5,901	2,475
Accumulated deficit	(819,694)	(381,640)
Total stockholders’ equity	201,182	571,341
	$942,770	$1,288,183

Note:                   The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002

Revenues:
Product sales	$155,964	$70,711
Royalty revenue	7,384	5,377
Contract revenue	1,757	2,328
Total revenues	165,105	78,416

Costs and expenses:
Cost of goods sold	21,372	12,042
Research and development	41,140	33,554
Selling, general and administrative	47,591	39,763
In-process research and development	488,599	—
Total costs and expenses	598,702	85,359

Loss from operations	(433,597)	(6,943)

Interest income	3,817	5,611
Interest expense	(5,614)	(3,482)

Loss before provision for (benefit from) income taxes	(435,394)	(4,814)

Provision for (benefit from) income taxes	2,660	(964)

Net loss	$(438,054)	$(3,850)

Basic and diluted net loss per common share	$(2.21)	$(0.02)

Common shares used to calculate basic and diluted net loss per common share	198,328	193,800

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(438,054)	$(3,850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,599	3,358
In-process research and development	488,599	—
Net unrealized (gain) loss on foreign currency transactions	297	(236)
Other non-cash transactions	80	308
Changes in assets and liabilities:
Accounts receivable	(20,973)	(2,770)
Inventories	(4,892)	(6,916)
Prepaid expenses and other assets	(1,603)	(1,779)
Accounts payable	(5,409)	(9,648)
Accrued liabilities	1,423	(1,796)
Deferred revenue	(3,125)	214
Net cash provided by (used in) operating activities	20,942	(23,115)

INVESTING ACTIVITIES:
Purchases of marketable securities	(307,130)	(123,412)
Sales of marketable securities	124,824	38,657
Maturities of marketable securities	12,130	44,939
Acquisition of Triangle net assets, net of cash acquired	(375,507)	—
Capital expenditures	(2,670)	(3,030)
Net cash used in investing activities	(548,353)	(42,846)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock	26,359	18,241
Repayments of long-term debt	(1,760)	(453)
Net cash provided by financing activities	24,599	17,788

Effect of exchange rates on cash	3,358	920
Net decrease in cash and cash equivalents	(499,454)	(47,253)

Cash and cash equivalents at beginning of period	616,931	123,490

Cash and cash equivalents at end of period	$117,477	$76,237

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Gilead Sciences, Inc. (“Gilead”, the “Company” or “we”) believes are necessary for fair presentation of the balances and results for the periods presented.  These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Examples include provisions for sales returns, bad debts and accrued clinical and preclinical expenses.  Actual results may differ from these estimates. The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries.  Significant intercompany transactions have been eliminated.  The accompanying financial information should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”).

Basic and Diluted Net Loss Per Common Share

For all periods presented, both basic and diluted net loss per common share are computed by dividing the net loss by the number of weighted average common shares outstanding during the period.  Stock options, warrants and the convertible senior and subordinated debt could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per common share as their effect is antidilutive for the periods presented.  Diluted net loss per common share for the three months ended March 31, 2003 does not include the effect of 10.0 million stock options, the $250.0 million 5% convertible subordinated debt, which would convert to approximately 10.2 million shares, or the $345.0 million 2% convertible senior debt, which would convert to approximately 7.3 million shares.  Diluted net loss per common share for the three months ended March 31, 2002 does not include the effect of 12.2 million stock options or the convertible debt.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting For Stock-Based Compensation, the Company has elected to continue to follow Accounting Principles Board Opinion (APB) No. 25, Accounting For Stock Issued To Employees, and Financial Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for its employee stock option plans.  Under APB 25, if the exercise price of Gilead’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.  Although we have elected to follow the intrinsic value method prescribed by APB 25, we will continue to evaluate our approach to accounting for stock options in light of ongoing industry and regulatory developments.

The table below presents the consolidated net loss and basic and diluted net loss per common share if compensation cost for the stock option plans and the Employee Stock Purchase Plan (ESPP) had been determined based on the estimated fair value of awards under those plans on the grant or purchase date (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002

Net loss – as reported	$(438,054)	$(3,850)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	18,824	16,359
Pro forma net loss	$(456,878)	$(20,209)

Net loss per share:
Basic and diluted net loss per share – as reported	$(2.21)	$(0.02)

Basic and diluted net loss per share – pro forma	$(2.30)	$(0.10)

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option pricing model. We used the multiple option approach and the following assumptions:

	Three Months Ended March 31,
	2003	2002

Expected life in years (from vesting date):
Stock options	1.84	1.85
ESPP	1.52	1.40
Discount rate:
Stock options	2.4%	4.1%
ESPP	2.5%	3.9%
Volatility	81%	83%
Expected dividend yield	0%	0%

2.              Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  Our adoption of FIN 45 did not have a material impact on our results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. We did not create or acquire any new variable interest entities after January 31,2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

3.              Acquisition of Triangle Pharmaceuticals, Inc.

On January 23, 2003, we completed the acquisition of all of the outstanding stock of Triangle Pharmaceuticals, Inc. (Triangle), a development stage company. Triangle develops antiviral drug candidates, with a particular focus on potential therapies for HIV, including AIDS, and the hepatitis B virus.  Triangle’s portfolio consists of several drug candidates in clinical trials, including emtricitabine for the treatment of HIV infection, emtricitabine for the treatment of hepatitis B, amdoxovir for the treatment of HIV infection and clevudine for the treatment of hepatitis B. Triangle has filed marketing applications for emtricitabine for the treatment of HIV in the United States and the European Union.  This acquisition was completed to expand our pipeline of potential products in the antiviral area.

The Triangle acquisition has been accounted for as an acquisition of assets rather than as a business combination as Triangle was a development stage company that had not commenced its planned principal operations.  Triangle lacked the necessary elements of a business because it did not have completed products and, therefore, no ability to access customers.  The results of operations of Triangle since January 23, 2003 have been included in our first quarter consolidated financial statements and primarily consist of research and development expenses of $8.5 million and selling, general and administrative expenses of $1.2 million.

The aggregate purchase price was $525.2 million, including cash paid of $463.1 million for the outstanding stock, the fair value of stock options assumed of $41.3 million, estimated direct transaction costs of $14.2 million and employee termination costs of $6.6 million.

As part of the purchase, we established a workforce reduction plan and as of the acquisition date, approximately $6.2 million of employee termination costs had been recorded as a severance liability to be paid out over a period of approximately 2 years.  At March 31, 2003, approximately $5.5 million remained as a liability.

The following table summarizes the purchase price allocation at January 23, 2003 (in thousands):

Net assets	$28,700
Assembled workforce	4,590
Deferred compensation	3,305
In-process research and development	488,599
$525,194

The $28.7 million of net assets figure includes assumed liabilities of $20.8 million.  The $4.6 million value assigned to the assembled workforce will be amortized over 3 years, the estimated useful life of these assets.  The deferred compensation represents the intrinsic value of the unvested stock options assumed in the transaction and will be amortized over the remaining vesting period of the options.

$488.6 million of the purchase price was allocated to in-process research and development due to Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.  A summary of these programs follows:

Program	Description	Status of Development	Value (in millions)
Emtricitabine for HIV - Single Agent	A nucleoside analogue that has been shown to be an inhibitor of HIV and hepatitis B virus (HBV) replication in laboratory studies.	Four phase 3 studies completed; application for marketing approval submitted in the U.S. in September 2002 and in the European Union in December 2002.	$178.8
Emtricitabine for HIV - Combination Therapy	A potential co-formulation of Viread and emtricitabine; dependent upon successful marketing approval of emtricitabine as a single agent.	Preclinical stage - formulation work is beginning. As of the acquisition date, work had not yet commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing.	$106.4
Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in laboratory studies.	Two phase 2 trials initiated; currently placed on partial hold.	$114.8
Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in laboratory studies.	Phase 1/2 trials.	$58.8
Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	Phase 3 trial ongoing.	$29.8

The nature of the remaining efforts for completion of Triangle’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine.  Numerous risks and uncertainties exist which could prevent completion of development, including the uncertainty and timing of patient enrollment and uncertainties related to the results of the clinical trials, and obtaining FDA and other regulatory body approvals.  Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed.  We cannot be certain that these potential products will be approved in the U.S. or the European Union or whether marketing approvals will have significant limitations on their use.  For example, regulatory agencies may not approve emtricitabine for treatment of HIV if it is determined that the potential product does not have sufficient efficacy advantages over a currently marketed lamivudine product.  The acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined. As a result, we may make a strategic decision to discontinue development of a given product if we do not believe successful commercialization is possible.  If these programs can not be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

The value of the acquired in-process research and development was determined by estimating the related future net cash flows using a present value discount rate of 15.75%.  This discount rate is a significant assumption and is based on Gilead’s estimated weighted average cost of capital taking into account the risks associated with the projects acquired.  The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.  In determining the value of the in-process research and development, the assumed commercialization dates for these potential products ranged from 2003 to 2020.

4.              Inventories

Inventories are summarized as follows (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$18,669	$24,840
Work in process	15,388	16,548
Finished goods	22,463	10,240
Total inventories	$56,520	$51,628

5.              Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002

Net loss	$(438,054)	$(3,850)
Net foreign currency translation gain	3,194	993
Net unrealized loss on available-for-sale securities	(789)	(10,745)
Net unrealized gain (loss) on cash flow hedges	1,021	(188)
Comprehensive loss	$(434,628)	$(13,790)

6.              Disclosures about Segments of an Enterprise and Related Information

Gilead identified its reportable segments by assessing its basis of organization and the nature of the discrete financial information regularly reviewed by the Company’s chief operating decision maker to make decisions about resource allocations and assess performance.  Management has chosen to organize the Company based upon either cost or revenue-generating activities and no component of the Company for which discrete financial information is regularly reviewed engages in activities from which it can both earn revenues and incur expenses.  Therefore, the Company has only one reportable segment.

The Company derives its revenues primarily from product sales of Viread and AmBisome as well as royalty and contract revenue.  The royalty revenue relates primarily to sales of AmBisome by Fujisawa Healthcare, Inc. (Fujisawa) as well as sales of Tamiflu by Hoffman-La Roche (Roche).  Contract revenue in the three month periods ended March 31, 2003 and 2002 primarily relates to license and milestone payments from GlaxoSmithKline (GSK) related to the development of Hepsera and payments from OSI Pharmaceuticals, Inc. (OSI) under a manufacturing agreement for the production of NX 211 and GS 7904L.

Product sales consisted of the following (in thousands):

	Three Months Ended March 31,
	2003	2002

Viread®	$107,272	$27,165
AmBisome®	41,058	39,757
Other	7,634	3,789
Consolidated total	$155,964	$70,711

The following table summarizes total revenues from external customers and collaborative partners by geographic region.  Revenues are attributed to countries based on the location of Gilead’s customer or collaborative partner (in thousands):

	Three Months Ended March 31,
	2003	2002

United States	$79,186	$32,812
France	17,851	7,452
Spain	15,877	5,322
United Kingdom	12,219	8,491
Italy	9,027	5,658
Germany	6,970	4,585
Other European countries	21,047	9,869
Other countries	2,928	4,227
Consolidated total	$165,105	$78,416

For the three months ended March 31, 2003, product sales to three distributors accounted for approximately 11%, 11% and 15% of total revenues. For the three months ended March 31, 2002, product sales to one distributor accounted for approximately 10% of total revenues.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Gilead was incorporated in Delaware on June 22, 1987.  We are a biopharmaceutical company focused on the discovery, development and commercialization of antivirals, antibacterials and antifungals to treat life-threatening infectious diseases.  We are a multinational company, with revenues from six approved products and operations in ten countries.  Currently, we market Viread® for the treatment of HIV infection; Hepsera® for the treatment of chronic hepatitis B infection; AmBisome®, an antifungal agent; DaunoXome® for the treatment of Kaposi’s Sarcoma; and Vistide® for the treatment of CMV retinitis. Roche markets Tamiflu™ for the treatment of influenza, under a collaborative agreement with us.  We are seeking to add to our existing portfolio of products through our clinical development programs, internal discovery programs and an active product acquisition and in-licensing strategy, such as our acquisition of Triangle Pharmaceuticals, Inc. completed in January 2003.  Our internal discovery activities include identification of new molecular targets, target screening and medicinal chemistry.  In addition, we are currently developing products to treat HIV infection and chronic hepatitis B.  We also have expertise in liposomal drug delivery technology that we use to develop drugs that are safer, easier for patients to tolerate and more effective.

Forward-Looking Statements and Risk Factors

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed in any forward-looking statements.  Some of the factors that could cause or contribute to these differences are listed below.  You should also read the “Risk Factors” included in pages 7 through 17 of our Prospectus on Form S-3/A filed on May 8, 2003 for more detailed information regarding these and other risks and uncertainties that can affect our actual financial and operating results.  All forward-looking statements are based on information currently available to Gilead, and we assume no obligation to update any such forward-looking statements.

Dependence on Viread and AmBisome.  We currently depend on sales of Viread and AmBisome for a significant portion of our operating income.  If we are unable to continue growing Viread revenues or to maintain AmBisome sales, our results of operations are likely to suffer and we may need to scale back our operations.  Our sales of these products may decline for many of the reasons described in this Risk Factors section.  In particular, we face significant competition from businesses that have substantially greater resources than we do.  As Viread and AmBisome are used over longer periods of time, new safety issues may arise which could reduce our revenues.  In addition, as these products mature, private insurers and government reimbursers may reduce the amount they will reimburse patients which will increase pressure on us to reduce prices.

New Products.  If we do not introduce new products or increase revenues from our existing products, we may not be able to grow our revenues.  Each commercialization of each new product will face the risks outlined in this section.  In particular, Hepsera is a new drug and faces a competitive marketplace in which we have little experience.  If Hepsera does not continue to demonstrate superior resistance to lamivudine, its primary advantage over this competitor, sales of Hepsera may decline.  We may not be able to market or support reimbursement for Viread for treatment-naïve patients.  In addition, we may not be able to obtain marketing approval for emtricitabine as a single agent, or develop a co-formulation of Viread with emtricitabine that will support regulatory approval.  If we fail to increase our sales of Hepsera, if we do not obtain regulatory approval and successfully market emtricitabine and a co-formulation with Viread, or if we fail to obtain marketing approval for Viread in treatment naïve patients, we may not be able to increase revenues and expand our research and development efforts.

Safety.  As our products, including Viread, AmBisome and Hepsera, are used over longer periods of time in many patients, new safety issues may arise that could require us to provide additional warnings on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products.  For example, while we did not observe kidney toxicity in our clinical trials of Viread, kidney toxicity has been reported with post-approval use of Viread and the Viread label has been updated to include this warning.  If serious safety issues with our marketed products were to arise, sales of these products could be halted by us or by regulatory authorities.

Regulatory Process.  The products that we develop must be approved for marketing and sale and will be subject to extensive regulation by the FDA and comparable regulatory agencies in other countries.  In addition, even after our products are marketed, the products and their manufacturers are subject to continual review.  We are continuing clinical trials for AmBisome, Viread and Hepsera for currently approved and additional uses and anticipate filing for marketing approval of additional products over the next several years.  If products fail to receive marketing approval on a timely basis, or if approved products are the subject of regulatory changes, actions or recalls, our results of operations may be adversely affected. If we fail to comply with applicable regulatory requirements, we could be subject to penalties including fines, suspensions of regulatory approvals, product recalls, seizure of products and criminal prosecution.

Clinical Trials.  We are required to demonstrate the safety and effectiveness of products we develop in each intended use through extensive preclinical studies and clinical trials.  The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials.  Even successfully completed large-scale clinical trials may not result in marketable products.  If any of our products under development fail to achieve their primary endpoint in clinical trials or if safety issues arise, commercialization of that drug candidate could be delayed or halted.

Collaborations.  We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance. These include collaborations with Fujisawa and Sumitomo for AmBisome, GSK for Hepsera, Roche for Tamiflu and Pfizer, Inc. (previously Pharmacia) for Vistide. In certain countries, we only rely on international distributors for sales of AmBisome and Viread and in some European countries, we intend to rely only on international distributors for sales of Hepsera.  Some of these relationships also involve the clinical development of products by our partners.  Reliance on collaborative relationships poses a number of risks, including that we will not control the resources our partners devote to our programs, disputes may arise with respect to the ownership of rights to new technology, disagreements could cause delays or termination of projects, and our partners may pursue competing technologies.

Foreign Currency Risk.  A significant percentage of our product sales are denominated in foreign currencies.  Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar equivalent sales and negatively impact our financial condition and results of operations. Effective January 2002, we began to use foreign currency forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency. We may not be able to mitigate the impact of currency rate fluctuations on our results of operations.

Credit Risks.  We are particularly subject to credit risk from our European customers.  Our European product sales to government owned or supported customers in Greece, Spain, Portugal, and Italy are subject to significant payment delays due to government funding and reimbursement practices.  If significant changes occur in the reimbursement practices of European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

Imports.  Our sales in countries with relatively higher prices may be reduced if products can be imported into those countries from lower price markets.  In the European Union, we are required to permit cross border sales.  This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices.  Additionally, some U.S. consumers have been able to purchase products, including HIV medicines, from Internet pharmacies in Canada at substantial discounts.  Such cross-border sales adversely affect our revenues.

Compulsory Licenses.  In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost.  In some cases, governmental authorities have indicated that where pharmaceutical companies do not do so, their patents might not be enforceable to prevent generic competition.  If countries do not permit enforcement of our patents, sales of Viread in those countries could be reduced by generic competition. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of Viread in those countries, thereby reducing our Viread sales, or we could respond to governmental concerns by reducing prices for Viread.

Pharmaceutical pricing and reimbursement pressures.  Our success depends, in part, on the availability of governmental and third party payor reimbursement for the cost of our products.  Government authorities and third-party payors increasingly are challenging the price of medical products, particularly for innovative new products and therapies.  Our business may be adversely affected by an increase in U.S. or international pricing pressures. In the U.S. in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the health care system, either nationally or at the state level.  Although we cannot predict the exact nature of legislative health care reforms, if any, our results of operations could be adversely affected by such reforms.  In Europe, the success of Hepsera, Tamiflu and Viread will also depend largely on obtaining and maintaining government reimbursement because in many European countries, including the United Kingdom and France, patients are reluctant to pay for prescription drugs on their own.  Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

Manufacturing.  We depend on third parties to perform manufacturing obligations effectively and on a timely basis. If these third parties fail to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval, and these events could harm our competitive position. Third-party manufacturers may develop problems over which we have no control and these problems may adversely affect our business.

We manufacture AmBisome and DaunoXome at our facilities in San Dimas, California.  Our only formulation and manufacturing facilities are in San Dimas, California.  In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and would be unable to manufacture AmBisome and DaunoXome to meet market needs.

Triangle Integration.  Integrating Gilead and Triangle will be a complex and time-consuming process.  Prior to the merger, Gilead and Triangle operated independently, each with its own business, corporate culture, locations, employees and systems. Gilead and Triangle now have to operate as a combined organization and begin utilizing common information and communication systems; operating procedures; financial controls; and human resource practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in any integration of Gilead and Triangle that could result in increased operating costs or lower anticipated financial performance.  In addition, the combined company may lose corporate partners, distributors, suppliers, manufacturers and employees.

Critical Accounting Policies and Estimates

Reference is made to “Critical Accounting Policies and Estimates” included in pages 3 through 5 of our Annual Report on Form 10-K/A for the year ended December 31, 2002.  As of the date of the filing of this Quarterly Report, the Company has not identified any critical accounting policies other than those discussed in our Amended Annual Report for the year ended December 31, 2002 and has not otherwise concluded that any of these policies have become out of date or are misleading.

Results of Operations

Revenues

We had total revenues of $165.1 million for the quarter ended March 31, 2003 compared with $78.4 million for the quarter ended March 31, 2002.  Included in total revenues are net product sales, royalty income and contract revenue, including revenue from manufacturing collaborations.

Net product sales were $156.0 million for the first quarter of 2003 compared with $70.7 million for the first quarter of 2002, an increase of 121%.  The increase in product sales is due to the significant increase in the volume of sales of Viread, which was approved for sale in the U.S. in October 2001 and in the European Union in February 2002. Sales of Viread in the first quarter of 2003 were $107.3 million, or 69% of total product sales, compared to $27.2 million, or 38% of total product sales in the same period of 2002, the first full quarter on the market in the U.S. for Viread.  Of the Viread sales in the first quarter of 2003, $68.9 million were U.S. sales and $38.4 million were international sales.  International sales in 2003 were positively impacted by $3.8 million due to a more favorable currency environment compared to the first quarter of 2002.  A majority of the sales in 2002 were in the U.S.  We expect Viread sales to increase throughout 2003 and be in the range of $475 million to $500 million for the year.

Sales of AmBisome, at $41.1 million, accounted for 26% of net product sales in the quarter ended March 31, 2003 compared to $39.8 million, or 56% of net product sales in the quarter ended March 31, 2002.  Sales of AmBisome for the first quarter of 2003 increased 3% over the first quarter of 2002.  Reported AmBisome sales in the first quarter of 2003 were $6.1 million higher due to the favorable currency environment compared to the same quarter last year.  On a volume basis, AmBisome sales decreased by 10% compared to the first quarter 2002 due to increased competition in the European markets.  We expect full year AmBisome sales to be in the range of $160 million to $170 million for 2003, a decrease of approximately 10% to 15% compared to 2002.

Net royalty revenue was $7.4 million for the first quarter of 2003 compared with $5.4 million for the comparable quarter in 2002.  The most significant source of royalty revenue recorded in the first quarter of 2003 was from worldwide sales of Tamiflu by Roche, which generated royalties of $4.3 million.  We record royalties from Roche in the quarter following the quarter in which the related Tamiflu sales occur.   The most significant source of royalty revenue earned in the first quarter of 2002 was from sales of AmBisome in the United States by Fujisawa under a co-promotion arrangement with Gilead.  Royalty revenue from Fujisawa was $4.0 million in the first quarter of 2002.

Total contract revenue was $1.8 million for the quarter ended March 31, 2003 and $2.3 million for the comparable quarter in 2002.  The slight decline was due to a decline in contract revenue earned under a manufacturing agreement with OSI.

Cost of Goods Sold

Cost of goods sold was $21.4 million in the first quarter of 2003, compared with $12.0 million in the first quarter of 2002.  Substantially all of the increase from 2002 to 2003 can be attributed to increases in the volume of Viread sold.  Viread was approved for sale in the U.S. in October 2001 and the European Union in February 2002.

Gross Margins

Product gross margins were 86.3% in the first quarter of 2003, compared with 83.0% in the same period of 2002.  The improvement from 2002 to 2003 is primarily driven by product mix as Viread, a higher margin product, gained further market acceptance and contributed significantly to net product sales in 2003.

Foreign exchange also impacts gross margins as we price our products in the currency of the country into which the products are sold while a majority of our manufacturing costs are in U.S. Dollars.  For example, an increase in the value of these foreign currencies relative to the U.S. Dollar will positively impact gross margins since our manufacturing costs will remain approximately the same while our revenues after being translated into U.S. Dollars, will increase.  In the first quarter of 2003, gross margins were positively impacted by the weakening U.S. dollar compared to the first quarter of 2002, as discussed in the product sales section under the caption “Revenues” above.  Except for the potential impact of unpredictable and uncontrollable changes in exchange rates relative to the U.S. Dollar and the mix of product sales between Viread, Hepsera and AmBisome, we expect gross margins in 2003 to remain relatively stable compared to 2002.

Operating Expenses

Research and development (R&D) expenses were $41.1 million for the first quarter of 2003, up 23% from $33.6 million for the first quarter of 2002. The increase in R&D expenses for the first quarter 2003 is primarily attributable to the clinical trials associated with the development of emtricitabine for HIV, a drug candidate acquired as a result of the Triangle acquisition.  The total Triangle-related R&D spending during the first quarter of 2003 was $8.5 million.  Based on current budgeted programs, we expect R&D expenses for the full year 2003 to be approximately $210 million to $230 million, or 55% to 70% higher than 2002, reflecting the addition of the product development programs from Triangle.

Selling, general and administrative (SG&A) expenses were $47.6 million for the first quarter of 2003, compared to $39.8 million for the first quarter of 2002.  The 20% increase is primarily due to increased global marketing efforts and the expansion of Gilead’s U.S. and European sales forces to support the commercial launches of Viread and Hepsera.  In 2003, we expect SG&A expenses to be approximately $240 million to $260 million, or 30% to 45% higher than 2002 levels, primarily due to the increase in marketing activities associated with Viread and Hepsera and also our preparation for the potential commercial launch of emtricitabine.

In connection with the acquisition of the net assets of Triangle completed in January 2003, we recorded in-process research and development expenses of $488.6 million for the first quarter of 2003. The charge was due to Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

The nature of the remaining efforts for completion of Triangle’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine.  Numerous risks and uncertainties exist which could prevent completion of development, including the uncertainty and timing of patient enrollment and uncertainties related to the results of the clinical trials, and obtaining FDA and other regulatory body approvals.  Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed.  We cannot be certain that these potential products will be approved in the U.S. or the European Union or whether marketing approvals will have significant limitations on their use.  For example, regulatory agencies may not approve emtricitabine for treatment of HIV if it is determined that the potential product does not have sufficient efficacy advantages over a currently marketed lamivudine product.  The acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined. As a result, we may make a strategic decision to discontinue development of a given product if we do not believe successful commercialization is possible.  If these programs can not be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

The value of the acquired in-process research and development was determined by estimating the related future net cash flows using a present value discount rate of 15.75%.  This discount rate is a significant assumption and is based on Gilead’s estimated weighted average cost of capital taking into account the risks associated with the projects acquired.  The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.  In determining the value of the in-process research and development, the assumed commercialization dates for these potential products ranged from 2003 to 2020.

Interest Income and Interest Expense

We reported interest income of $3.8 million for the quarter ended March 31, 2003, down from $5.6 million for the quarter ended March 31, 2002. This decrease is attributable to the decline in interest rates over the past year.

Interest expense was $5.6 million for the quarter ended March 31, 2003 and $3.5 million for the quarter ended March 31, 2002.  This increase can be attributed to the $345.0 million, 2% convertible senior debt issued in December 2002, which is now outstanding in addition to the $250.0 million, 5% convertible subordinated debt issued in December 2000.

Income Taxes

Our provision for income taxes for the first quarter of 2003 was $2.7 million compared to an income tax benefit for the first quarter of 2002 of $1.0 million.  The provision in the first quarter of 2003 was primarily associated with income earned by our foreign subsidiaries and federal alternative minimum tax.  The benefit in the first quarter of 2002 arose primarily from a change in U.S. income tax law during that quarter.  This law allowed net operating loss carryforward deductions to offset 100% of alternative minimum taxable income in 2001 and 2002, resulting in a reduction of U.S. income tax recorded in the previous years of $1.3 million.  This refund was offset in part by provisions for income taxes payable in our foreign subsidiaries.

Foreign Exchange

The impact to earnings during the first quarter of 2003 as a result of the strengthening Euro versus the comparable period last year was a positive $3.3 million.  This includes the impact from revenues, international spending as well as hedging activity.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $612.1 million at March 31, 2003, down from $942.4 million at December 31, 2002. The decrease of $330.2 million was primarily due to the acquisition of the net assets of Triangle for $375.5 million, net of cash received.  Other major sources of cash during the first quarter of 2003 included net cash provided by operations of $20.9 million and proceeds from issuances of stock under employee stock plans of $26.4 million.

Working capital at March 31, 2003 was $702.4 million compared to $1,078.9 million at December 31, 2002. Significant changes in working capital during the first quarter of 2003, other than the net cash payment for Triangle, included a $21.0 million increase in accounts receivable, a $4.9 million increase in inventories and a $5.4 million decrease in accounts payable, which is net of the amount assumed from Triangle.  The accounts receivable increase was primarily due to increased sales of Viread in the U.S. and Europe. The $4.9 million increase in inventories was primarily due to an increase in the production of Viread inventory to meet increasing sales demand.  Significant changes in current liabilities during the first quarter of 2003 primarily consisted of the decrease in accounts payable which is due to the timing of payments to vendors and lower operating expense levels compared to the fourth quarter of 2002.

We believe that our existing capital resources, supplemented by net product sales and contract and royalty revenues, will be adequate to satisfy our capital needs for the foreseeable future. Our future capital requirements will depend on many factors, including:

•                  the commercial performance of Viread, Hepsera and AmBisome,

•                  the commercial performance of any of our other products in development that receive marketing approval, including emtricitabine from our acquisition of Triangle completed in January 2003,

•                  the success of our partners’ research, development and commercialization efforts for the products they have partnered with us,

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

Subsidiaries and Other

We have established a variety of subsidiaries in various countries for the purpose of conducting business in those locations.  All of these subsidiaries are consolidated in our financial statements.  We do not have any “special purpose” entities that are unconsolidated in our financial statements, including those defined as “variable interest entities” by the Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities.  We are also not involved in any non-exchange traded commodity contracts accounted for at fair value.  We have no commercial commitments with related parties, except for employee loans.  We have contractual obligations in the form of capital and operating leases, notes payable and clinical research organization contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, our $345.0 million convertible senior notes had a fair value of $398.5 million and our $250.0 million convertible subordinated notes had a fair value of $447.2 million.  There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the Securities and Exchange Commission so that such information is gathered, analyzed and disclosed in a timely, accurate and complete manner.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

In addition we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation. Nor were there any significant deficiencies or material weaknesses in such controls. Accordingly, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                Exhibits

No. 10.63    Gilead Sciences, Inc. Severance Plan, as adopted effective January 29, 2003.

No. 10.64    Third Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Emory University , dated May 31, 2002. *

No. 99.1     Certification

*  Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the “Mark”).  This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934

(b)               Reports on Form 8-K

On January 29, 2003, the Company filed an 8-K announcing the completion of the acquisition of the net assets of Triangle Pharmaceuticals, Inc.  On March 13, 2003, an amendment to the 8-K was filed which included the financial statements of Triangle and the pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 14, 2003	/s/ John C. Martin
John C. Martin
President and Chief Executive Officer

Date:	May 14, 2003	/s/ John F. Milligan
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ John C. Martin
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ John F. Milligan
John F. Milligan
Senior Vice President and Chief Financial Officer

Exhibit Index

(a)                Exhibits

No. 10.63    Gilead Sciences, Inc. Severance Plan, as adopted effective January 29, 2003.

No. 10.64    Third Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Emory University , dated May 31, 2002. *

No. 99.1     Certification

*  Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the “Mark”).  This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934