Form 10-K/A
period 2002-12-31
GILEAD SCIENCES INC
filed 2003-07-01
CIK 882095

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

        This amendment does not reflect events occurring after the original filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K") or modify or update those disclosures or the disclosures in Amendment No. 1 to the Form 10-K, except to reflect certain revisions and clarifications in Items 7 and 15 of this Amendment No. 2 the Form 10-K.

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

  •
  We record accruals for estimated clinical and preclinical study costs. Most of our clinical and preclinical studies are performed by third party contract research organizations (CROs). These costs are a significant component of research and development expenses. During 2002, 2001, and 2000, we incurred $23.9 million, $33.6 million and $28.7 million, respectively, of CRO costs. We accrue costs for clinical studies performed by CROs on a straight-line basis over the term of the service period and adjust our estimates, if required, based upon our on-going review of the level of effort actually incurred by the CRO. Initially we estimate that the work performed under the contracts occurs ratably over the periods to the expected milestone, event or total contract completion date. The expected completion dates are estimated based upon the terms of the contracts and past experience with similar contracts. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and other measures of activities specified in the contract. As a result, we validate our accruals quarterly through written vendor confirmations and detailed reviews of the activities performed under each contract. Based upon the results of these validation processes, we assess the appropriateness of our accruals and make any adjustments we deem necessary to reflect our actual obligations to the CROs. Generally, a significant portion of the total costs are associated with start up activities for the trial and patient enrollment. Gilead extensively outsources its clinical trial activities and usually performs only a small portion of the start-up activities in-house. As a result, CROs typically perform most of the total start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management. On a budgeted basis, these costs are typically 25% to 30% of the total contract value. On an actual basis, this range is significantly wider as many of our contracts are either expanded or contracted in scope compared to the original budget while the start-up costs for the particular trial do not change significantly. Start-up costs usually occur within a few months after the contract has been established and are milestone or event driven in nature. The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. Most contracts are negotiated as fixed price and can vary in length between six months for a single dose Phase 1 study and up to two years or more for a more complex Phase 3 study. The average length of contract for 2001 and 2002 has been at the upper end of this range in order to provide long term safety and efficacy data to support the commercial launches of Viread and Hepsera. Through December 31, 2002, we have not understated or overstated activity levels for any particular study such that a material adjustment was required. All of our material CRO contracts are terminable by us upon written notice and Gilead is generally only liable for actual effort expended by the CRO at any point in time during the contract, regardless of payment status. Amounts paid in advance of services being performed will be refunded if a contract is terminated. However, if management does not receive complete and accurate information from our vendors or has underestimated activity levels associated with a study at a given point in time, we would have to record additional and potentially significant research and development expenses in future periods.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K:

(1)
Index list to Financial Statements:

  (2)
  Schedule II is included on page 60 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

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

        We charge clinical and preclinical study costs to expense when incurred, consistent with SFAS No. 2: Accounting for Research and Development Costs. These costs are a significant component of R&D expenses. Most of our clinical and preclinical studies are performed by third party contract research organizations (CROs). We accrue costs for clinical studies performed by CROs on a straight line basis over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort actually incurred by the CRO. Initially we estimate that the work performed under the contracts occurs ratably over the service periods to the expected milestone, event or total contract completion date. The expected completion dates are estimated based upon the terms of the contracts and past experience with similar contracts. We monitor levels of performance under each contract including the extent of patient enrollment and other activities through communications with our CROs, and we adjust our estimates, if required, on a quarterly basis so that our expenses reflect the actual effort incurred by each CRO. Through December 31, 2002, we have not understated or overstated activity levels for any particular study such that a material adjustment was required.

        All of our material CRO contracts are terminable by us upon written notice and Gilead is generally only liable for actual effort expended by the CRO at any point in time during the contract, regardless of payment status. Amounts paid in advance of services being performed will be refunded if a contract is terminated. Some contracts include additional termination payments that become due and payable only if Gilead terminates the contract. Such additional termination payments are only recorded to expense if the contract is terminated.

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

16.    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

        The Company operates in one business segment, which primarily focuses on the development and commercialization of human therapeutics for infectious diseases. All products have been aggregated into one segment, because a majority of our products, Viread and AmBisome, which accounted for 97% of sales in 2002, have similar economic characteristics and other similarities, including the nature of our products and production processes, type of customers, distribution methods, and regulatory environment.

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

(1)
Charged against current tax expense.

(2)
Charged to deferred tax benefit.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILEAD SCIENCES, INC.
BY:	/s/ JOHN C. MARTIN John C. Martin President and Chief Executive Officer
Date: July 1, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. MARTIN John C. Martin	President and Chief Executive Officer, Director (Principal Executive Officer)	July 1, 2003
/s/ JOHN F. MILLIGAN John F. Milligan	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	July 1, 2003
* James M. Denny	Chairman of the Board of Directors	July 1, 2003
* Paul Berg	Director	July 1, 2003
* Etienne F. Davignon	Director	July 1, 2003
* Cordell W. Hull	Director	July 1, 2003
* Gordon E. Moore	Director	July 1, 2003
* George P. Shultz	Director	July 1, 2003
* Gayle E. Wilson	Director	July 1, 2003
*By:	/s/ JOHN C. MARTIN John C. Martin Attorney in Fact

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

Date: June 30, 2003	/s/ JOHN C. MARTIN John C. Martin President and Chief Executive Officer

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

Date: June 30, 2003
/s/ JOHN F. MILLIGAN John F. Milligan Senior Vice President and Chief Financial Officer

QuickLinks

Explanatory Note
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