Form 10-Q
period 2003-06-30
GILEAD SCIENCES INC
filed 2003-08-14
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rules 12b-2 of the Exchange Act).          Yes  ☒         No    ☐

Number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of July 31, 2003:  201,355,391

GILEAD SCIENCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  condensed Consolidated Financial Statements

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$169,355	$616,931
Marketable securities	512,088	325,443
Accounts receivable	200,306	125,036
Note receivable from Triangle Pharmaceuticals, Inc.	—	50,000
Inventories	63,534	51,628
Prepaid expenses and other	18,488	14,722
Total current assets	963,771	1,183,760
Property, plant and equipment, net	70,760	67,727
Other noncurrent assets	40,331	36,696
	$1,074,862	$1,288,183
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,638	$24,406
Accrued clinical and preclinical expenses	16,830	7,063
Accrued compensation and employee benefits	27,009	21,511
Other accrued liabilities	60,832	44,026
Deferred revenue	8,191	7,692
Long-term obligations due within one year	89	194
Total current liabilities	136,589	104,892

Long-term deferred revenue	15,939	16,677
Long-term obligations due after one year	328	273
Convertible senior debt	345,000	345,000
Convertible subordinated debt	250,000	250,000

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.001 per share; 500,000 shares authorized; 200,954 and 197,595 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	201	198
Additional paid-in capital	1,041,471	950,308
Deferred compensation	(3,056)	—
Accumulated other comprehensive income	7,712	2,475
Accumulated deficit	(719,322)	(381,640)
Total stockholders’ equity	327,006	571,341
	$1,074,862	$1,288,183

Note:                   The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Product sales	$230,668	$93,788	$386,632	$164,499
Royalty revenue	7,035	6,737	14,419	12,114
Contract revenue	1,167	8,838	2,924	11,166
Total revenues	238,870	109,363	403,975	187,779

Costs and expenses:
Cost of goods sold	32,106	17,718	53,478	29,760
Research and development	38,795	30,851	79,935	64,405
Selling, general and administrative	60,197	41,600	107,788	81,363
In-process research and development	—	—	488,599	—
Total costs and expenses	131,098	90,169	729,800	175,528

Income (loss) from operations	107,772	19,194	(325,825)	12,251

Interest income	3,444	4,610	7,261	10,221
Interest expense	(5,569)	(3,455)	(11,183)	(6,937)

Income (loss) before provision for (benefit from) income taxes	105,647	20,349	(329,747)	15,535

Provision for (benefit from) income taxes	5,275	638	7,935	(326)

Net income (loss)	$100,372	$19,711	$(337,682)	$15,861

Net income (loss) per share - basic	$0.50	$0.10	$(1.69)	$0.08

Net income (loss) per share - diluted	$0.46	$0.10	$(1.69)	$0.08

Shares used in per share calculation - basic	200,236	195,167	199,288	194,487

Shares used in per share calculation - diluted	230,340	206,385	199,288	206,204

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(337,682)	$15,861
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,550	6,791
In-process research and development	488,599	—
Net unrealized loss on foreign currency transactions	2,765	1,064
Other non-cash transactions	406	2,834
Changes in assets and liabilities:
Accounts receivable	(66,278)	(29,980)
Inventories	(11,906)	(3,397)
Prepaid expenses and other assets	(3,107)	(12,690)
Accounts payable	(5,867)	(6,686)
Accrued liabilities	4,143	(8,538)
Deferred revenue	(239)	12,836
Net cash provided by (used in) operating activities	80,384	(21,905)

INVESTING ACTIVITIES:
Purchases of marketable securities	(474,647)	(191,465)
Sales of marketable securities	215,854	69,560
Maturities of marketable securities	70,563	83,420
Acquisition of Triangle net assets, net of cash acquired	(375,507)	—
Capital expenditures	(7,813)	(8,271)
Net cash used in investing activities	(571,550)	(46,756)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock	49,821	30,242
Repayments of long-term debt	(1,760)	(897)
Net cash provided by financing activities	48,061	29,345

Effect of exchange rates on cash	(4,471)	(1,017)
Net decrease in cash and cash equivalents	(447,576)	(40,333)

Cash and cash equivalents at beginning of period	616,931	123,490

Cash and cash equivalents at end of period	$169,355	$83,157

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

Basic and Diluted Net Income (Loss) Per Common Share

For all periods presented, basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2003, diluted net income per common share includes the effect of options to purchase 12.6 million shares of common stock and the effects of $250.0 million of 5% convertible subordinated debt, which would convert to approximately 10.2 million shares of common stock, as well as $345.0 million of 2% convertible senior debt, which would convert to approximately 7.3 million shares of common stock.  For the six months ended June 30, 2003, diluted loss per common share is computed based on the weighted average number of common shares outstanding during the period.  For the three and six months ended June 30, 2002, diluted net income per common share includes the effects of approximately 11.2 million and 11.7 million options to purchase common stock, respectively.  For the six months ended June 30, 2003 and 2002 and the three months ended June 30, 2002, diluted income (loss) per common share does not include the effect of the convertible subordinated debt or the convertible senior debt as their effect is antidilutive. Additionally, for the six months ended June 30, 2003, diluted loss per common share does not include the effect of options outstanding as their effect is antidilutive.

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

The table below presents the consolidated net income (loss) and basic and diluted net income (loss) per common share if compensation cost for the stock option plans and the Employee Stock Purchase Plan (ESPP) had been determined based on the estimated fair value of awards under those plans on the grant or purchase date (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss) – as reported	$100,372	$19,711	$(337,682)	$15,861
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	170	(22)	242	34
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(20,794)	(18,229)	(39,102)	(34,587)
Pro forma net income (loss)	$79,748	$1,460	$(376,542)	$(18,692)

Net income (loss) per share:
Basic - as reported	$0.50	$0.10	$(1.69)	$0.08
Basic - pro forma	$0.40	$0.01	$(1.89)	$(0.10)

Diluted - as reported	$0.46	$0.10	$(1.69)	$0.08
Diluted - pro forma	$0.37	$0.01	$(1.89)	$(0.10)

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option pricing model. We used the multiple option approach and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Expected life in years (from vesting date):
Stock options	1.82	1.84	1.82	1.84
ESPP	1.34	1.38	1.34	1.38
Discount rate:
Stock options	2.3%	4.2%	2.7%	4.2%
ESPP	1.9%	3.9%	1.9%	3.9%
Volatility	80%	82%	80%	82%
Expected dividend yield	0%	0%	0%	0%

2.                                      Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. We did not create or acquire any new variable interest entities after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

3.                                      Acquisition of Triangle Pharmaceuticals, Inc.

On January 23, 2003, we completed the acquisition of all of the outstanding stock of Triangle Pharmaceuticals, Inc. (Triangle) to expand our antiviral pipeline.  Triangle was a development stage company with a particular focus on potential therapies for HIV, including AIDS, and the hepatitis B virus.  Triangle’s portfolio consisted of several drug candidates in clinical trials, including EmtrivaTM (emtricitabine) for the treatment of HIV infection, emtricitabine for the treatment of hepatitis B, amdoxovir for the treatment of HIV infection and clevudine for the treatment of hepatitis B. Triangle filed marketing applications for emtricitabine for the treatment of HIV in the United States and the European Union and in July 2003, the U.S. Food and Drug Administration (FDA) approved for marketing Emtriva for the treatment of HIV.

The Triangle acquisition has been accounted for as an acquisition of assets rather than as a business combination in accordance with the criteria outlined in Emerging Issues Task Force 98-3.  Triangle was a development stage company that had not commenced its planned principal operations.  It lacked the necessary elements of a business because it did not have completed products and, therefore, no ability to access customers.  The results of operations of Triangle since January 23, 2003 have been included in our consolidated financial statements and primarily consist of research and development expenses and to a lesser extent, selling, general and administrative expenses.

The aggregate purchase price was $525.2 million, including cash paid of $463.1 million for the outstanding stock, the fair value of stock options assumed of $41.3 million, estimated direct transaction costs of $14.2 million and employee related costs of $6.6 million.

As part of the purchase, we established a workforce reduction plan and also assumed obligations under various change of control agreements.  As of the acquisition date, approximately $6.2 million of employee termination costs and change of control obligations had been recorded as a liability to be paid out over a period of approximately 2 years.  At June 30, 2003, approximately $4.9 million remained as a liability.

The following table summarizes the purchase price allocation at January 23, 2003 (in thousands):

Net assets	$28,700
Assembled workforce	4,590
Deferred compensation	3,305
In-process research and development	488,599
$525,194

The $28.7 million of net assets includes assumed liabilities of $20.8 million.  The $4.6 million value assigned to the assembled workforce is being amortized over 3 years, the estimated useful life of these assets.  The deferred compensation represents the intrinsic value of the unvested stock options assumed in the transaction and will be amortized over the remaining vesting period of the options, which extends through January 2007.

$488.6 million of the purchase price was allocated to in-process research and development due to Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these programs at the acquisition date and updated for subsequent developments follows:

Program	Description	Status of Development	Value (in millions)
Emtricitabine for HIV - Single Agent	A nucleoside analogue that has been shown to be an inhibitor of HIV replication in patients.	Four phase 3 studies completed; application for marketing approval submitted in the U.S. in September 2002 and in the European Union in December 2002. U.S. marketing approval received from the FDA in July 2003 and a positive opinion received from the European Union’s Committee for Proprietary Medicinal Products in July 2003.	$178.8
Emtricitabine/Tenof-ovir DF (Viread) Fixed Dose Combination for HIV Therapy	A potential co-formulation of Viread and emtricitabine; dependent upon successful marketing approval of emtricitabine as a single agent.	Preclinical stage - formulation work is beginning. As of the acquisition date, work had not yet commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing.	$106.4
Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in patients with HIV infection.	Phase 2 trials initiated; currently placed on partial clinical hold; additional trials planned.	$114.8
Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in patients chronically infected with HBV.	Phase 1/2 trials at acquisition date. Effective August 6, 2003, the licensing agreement with Bukwang Pharm. Ind. Co., Ltd was terminated.	$58.8
Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	Phase 3 trial ongoing.	$29.8

The nature of the remaining efforts for completion of Triangle’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist which could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of obtaining FDA and other regulatory body approvals.  Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed.  We cannot be certain that these potential products will be approved in the U.S. (except for Emtriva) or the European Union or whether marketing approvals will have significant limitations on their use.  For example, we do not yet have agreement with regulatory agencies on the full data set needed for submission of the New Drug Application (NDA) or the Marketing Authorization Application (MAA) of the fixed-dose combination product containing tenofovir DF and emtricitabine, nor do we have agreement on the timelines for review.  Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections.  The acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined. As a result, we may make a strategic decision to discontinue development of a given product, as we did with clevudine for HBV, if we believe commercialization will be difficult relative to other opportunities in our pipeline.  If these programs can not be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

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

4.                                      Inventories

Inventories are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$26,549	$24,840
Work in process	10,082	16,548
Finished goods	26,903	10,240

Total inventories	$63,534	$51,628

5.                                      Comprehensive Income (Loss)

Following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss)	$100,372	$19,711	$(337,682)	$15,861
Net foreign currency translation gain (loss)	1,612	(2,130)	4,806	(1,137)
Net unrealized gain (loss) on cash flow hedges	834	309	1,855	121
Net unrealized gain (loss) on available-for-sale securities	(635)	(10,777)	(1,424)	(21,522)

Comprehensive income (loss)	$102,183	$7,113	$(332,445)	$(6,677)

6.                                      Disclosures about Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company operates in one business segment, which primarily focuses on the development and commercialization of human therapeutics for infectious diseases.  All products have been aggregated into one segment, because a majority of our products, including Viread® and AmBisome®, which accounted for 95% of sales in the first six months of 2003, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods, and regulatory environment.

The Company derives its revenues primarily from product sales of Viread and AmBisome as well as royalty and contract revenue.  The royalty revenue relates primarily to sales of AmBisome by Fujisawa Healthcare, Inc. (Fujisawa) as well as sales of TamifluTM by Hoffman-La Roche (Roche).  Contract revenue in the three and six month periods ended June 30, 2003 primarily relates to the recognition of license and milestone payments from GlaxoSmithKline (GSK) related to the development of Hepsera and payments from OSI Pharmaceuticals, Inc. (OSI) under a manufacturing agreement for the production of NX 211 and GS 7904L.  Contract revenue in the three and six month periods ended June 30, 2002 primarily relates to milestone revenue recognized upon European approval of Tamiflu.

Product sales consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Viread	$167,035	$44,734	$274,307	$71,899
AmBisome	51,163	47,699	92,221	87,456
Other	12,470	1,355	20,104	5,144
Consolidated total	$230,668	$93,788	$386,632	$164,499

The following table summarizes total revenues from external customers and collaborative partners by geographic region.  Revenues are attributed to countries based on the location of Gilead’s customer or collaborative partner (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

United States	$133,468	$44,178	$212,654	$76,990
France	23,492	9,053	41,343	16,505
Spain	18,644	7,121	34,521	12,443
United Kingdom	15,787	9,346	28,006	17,837
Italy	11,058	5,802	20,085	11,460
Germany	10,848	6,273	17,818	10,858
Switzerland	4,674	10,684	9,849	11,816
Other European countries	13,358	12,014	29,230	20,751
Other countries	7,541	4,892	10,469	9,119
Consolidated total	$238,870	$109,363	$403,975	$187,779

Gilead has a significant concentration of credit risk.  For the three months ended June 30, 2003, product sales to our top three distributors accounted for approximately 20%, 18% and 12% of total revenues, respectively. For the six months ended June 30, 2003, product sales to these same three distributors accounted for approximately 16%, 16% and 11% of total revenues. For the three and six months ended June 30, 2002, product sales to one distributor accounted for approximately 11% of total revenues.

7.                                      Subsequent Events

In August 2003, we entered into a purchase agreement to acquire land and sixteen buildings, including our existing Foster City, California headquarters and adjacent buildings, for an approximate purchase price of $123.0 million.  As part of this commitment, we have deposited into escrow $5.0 million.  The transaction is expected to close during the quarter ending September 30, 2003 subject to the satisfaction of remaining contingencies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Gilead was incorporated in Delaware on June 22, 1987.  We are a biopharmaceutical company focused on the discovery, development and commercialization of antivirals, antibacterials and antifungals to treat life-threatening infectious diseases.  We are a multinational company, with revenues from seven approved products and operations in ten countries.  Currently, we market Viread® and EmtrivaTM for the treatment of HIV infection; Hepsera® for the treatment of chronic hepatitis B infection; AmBisome®, an antifungal agent; DaunoXome® for the treatment of Kaposi’s Sarcoma; and Vistide® for the treatment of CMV retinitis.  Additionally, Roche markets TamifluTM for the treatment of influenza, under a royalty paying collaborative agreement with us.  We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active product acquisition and in-licensing strategy, such as our acquisition of Triangle Pharmaceuticals, Inc. completed in January 2003.  Our internal discovery activities include identification of new molecular targets, target screening and medicinal chemistry.  In addition, we are currently developing products to treat HIV infection and chronic hepatitis B.  We also have expertise in liposomal drug delivery technology that we use to develop drugs that are safer, easier for patients to tolerate and more effective.

Forward-Looking Statements and Risk Factors

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed in any forward-looking statements.  Some of the factors that could cause or contribute to these differences are listed below.  You should also read the “Risk Factors” included in pages 7 through 17 of our Prospectus on Form S-3/A filed on July 9, 2003 for more detailed information regarding these and other risks and uncertainties that can affect our actual financial and operating results.  All forward-looking statements are based on information currently available to Gilead, and we assume no obligation to update any such forward-looking statements.

Dependence on Viread and AmBisome.  We currently depend on sales of Viread and AmBisome for a significant portion of our operating income.  If we are unable to continue growing Viread revenues or to maintain AmBisome sales, our results of operations are likely to suffer and we may need to scale back our operations.  Our sales of these products may decline for many of the reasons described in this Risk Factors section.  In particular, we face significant competition with these products from businesses that have substantially greater resources than we do.  Also, as Viread and AmBisome are used over longer periods of time, new safety issues may arise which could reduce our revenues.  In addition, as these products mature, private insurers and government reimbursers may reduce the amount they will reimburse patients which will increase pressure on us to reduce prices.

New Products and New Indications.  If we do not introduce new products or increase revenues from our existing products, we may not be able to grow our revenues.  Each new product commercialization effort will face the risks outlined in this section.  In particular, Hepsera is a new drug that faces a competitive marketplace in which we have little experience.  If Hepsera does not continue to demonstrate a superior resistance profile compared to lamivudine, which is its primary advantage over this competitor, sales of Hepsera may decline.  In addition, we may not be able to develop a co-formulation of Viread with emtricitabine (Emtriva) that will support regulatory approval.  If we fail to increase our sales of Hepsera or if we do not successfully market emtricitabine and a co-formulation with Viread, we may not be able to increase revenues and expand our research and development efforts.

Safety.  As our products, including Viread, AmBisome, Hepsera, and Emtriva are used over longer periods of time in many patients, new safety issues may arise that could require us to provide additional warnings on our labels or to narrow our approved indications, each of which could reduce the market acceptance of these products.  For example, while we did not observe clinically significant kidney toxicity in our clinical trials of Viread, kidney toxicity has been reported with post-approval use of Viread and the Viread label has been updated to include this warning.  If serious safety issues with our marketed products were to arise, sales of these products could be halted by us or by regulatory authorities.

Regulatory Process.  The products that we develop must be approved for marketing and sale and will be subject to extensive regulation by the FDA and comparable regulatory agencies in other countries.  In addition, even after our products are marketed, the products and their manufacturers are subject to continual review.  We are continuing clinical trials for AmBisome, Viread, Hepsera and Emtriva for currently approved and additional uses and anticipate filing for marketing approval of additional products over the next several years.  If products fail to receive marketing approval on a timely basis, or if approved products are the subject of regulatory changes, actions or recalls, our results of operations may be adversely affected.  For example, on August 7th, 2003, the FDA issued a written warning concerning our promotional practices of Viread.  The FDA could seek to impose penalties including fines, suspensions of regulatory approvals or promotional activities for a product, product recalls, seizure of products and criminal prosecution if our promotional practices violate federal regulations in the future or we otherwise fail to comply with FDA regulations.

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

We manufacture AmBisome and DaunoXome at our facilities in San Dimas, California.  This is our only formulation and manufacturing facility for these products.  In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and would be unable to manufacture AmBisome and DaunoXome to meet market needs.

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

Foreign Currency Risk. A significant percentage of our product sales are denominated in foreign currencies.  Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar equivalent sales and negatively impact our financial condition and results of operations. Effective January 2002, we began a hedging program to mitigate the impact of foreign currency fluctuations on our results of operations.  However, we only hedge a portion of our total foreign exchange exposure and as a result, may experience significant impacts on our results of operations due to changes in foreign exchange rates.

Credit Risks. We are particularly subject to credit risk from our European customers.  Our European product sales are primarily to government owned or supported customers.  In Greece, Spain, Portugal, and Italy our accounts receivable are subject to significant payment delays due to government funding and reimbursement practices.  If significant changes occur in the reimbursement practices of European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our financial position and results of operations would be adversely affected.

Imports.  Our sales in countries with relatively higher prices may be reduced if products can be imported into those countries from lower price markets.  In the European Union, for example, we are required to permit cross border sales.  This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices.  Additionally, some U.S. consumers have been able to purchase products, including HIV medicines, from Internet pharmacies in Canada at substantial discounts.  Such cross-border sales adversely affect our revenues.

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

Critical Accounting Policies and Estimates

Reference is made to “Critical Accounting Policies and Estimates” included in pages 3 through 5 of our Annual Report on Form 10-K/A for the year ended December 31, 2002 filed July 1, 2003.  As of the date of the filing of this Quarterly Report, the Company has not identified any critical accounting policies other than those discussed in our Amended Annual Report for the year ended December 31, 2002 and has not otherwise concluded that any of these policies have become out of date or are misleading.

Results of Operations

Revenues

We had total revenues of $238.9 million for the quarter ended June 30, 2003 compared with $109.4 million for the quarter ended June 30, 2002.  Total revenues were $404.0 million for the first half of 2003, and $187.8 million for the first half of 2002.  Included in total revenues are net product sales, royalty income and contract revenue, including revenue recognized from manufacturing collaborations.

Net product sales were $230.7 million for the three months ended June 30, 2003, compared with $93.8 million for the quarter ended June 30, 2002, representing an increase of 146%.  The increase in product sales is due to the significant increase in the volume of sales of Viread.  Sales of Viread in the second quarter of 2003 were $167.0 million, or 72% of total product sales, compared to $44.7 million, or 48% of total product sales, in the second quarter of 2002.  Of the $167.0 million, $115.6 million were U.S. sales and $51.4 million were international sales.  International sales of Viread in the second quarter of 2003 were positively impacted by $5.0 million due to a more favorable currency environment compared to the second quarter of 2002.  We believe U.S.

sales in the second quarter were favorably impacted by an increase in wholesaler stocking levels in anticipation of a price increase.  We estimate that this higher stocking resulted in $25.0 to $30.0 million of additional sales during the second quarter, which may adversely impact sales in the third quarter as wholesalers return to more normal inventory levels and buying patterns.  We expect Viread sales to be in the range of $550 million to $600 million for the full year 2003.

Sales of AmBisome, at $51.2 million, accounted for 22% of total product sales in the quarter ended June 30, 2003 compared to $47.7 million, or 51% of total product sales in the same quarter last year.  Reported AmBisome sales in the second quarter of 2003 were $7.0 million higher due to the favorable currency environment compared to the same quarter last year.  On a volume basis, AmBisome sales decreased by 4 percent in Europe due primarily to increased competition.  We expect full year AmBisome sales to be in the range of $170 million to $180 million for 2003, a decrease of approximately 5% to 10% compared to 2002.

In the first six months of 2003, net product sales were $386.6 million, versus $164.5 million in the comparable period of 2002, an increase of 135%.  Sales of Viread for the six months ended June 30, 2003 were $274.3 million, or 71% of total product sales, compared to $71.9 million, or 44% of total product sales, in the six months ended June 30, 2002.  The significant increase in Viread sales is due to increased prescription volume and an increase in U.S. wholesaler inventory levels.  Of the $274.3 million in Viread sales, $184.5 million were U.S. sales and $89.8 million were international sales.  International sales of Viread in the first six months of 2003 were positively impacted by $8.6 million due to the more favorable currency environment compared to the same period last year.  We also recognized $92.2 million in AmBisome sales for the first six months of 2003, a 5% increase over the six months ended June 30, 2002.  Reported AmBisome sales in the first six months of 2003 were $13.2 million higher due to the favorable currency environment.  On a volume basis, however, AmBisome sales decreased by 7% in Europe due to increased competition.

Net royalty revenue was $7.0 million for the second quarter of 2003 compared with $6.7 million for the same period in 2002 and $14.4 million for the first half of 2003 versus $12.1 million for the comparable period in 2002.  Royalties in the second quarter ended June 30, 2003 included $3.3 million from Fujisawa for sales of AmBisome in the United States.  Royalties recorded from Fujisawa for the comparable period in 2002 were $4.1 million.  For the six months ended June 30, 2003, royalties recorded from Fujisawa were $6.0 million compared with $8.0 million in the first half of 2002.  Additionally, we recorded $3.0 million in the quarter ended June 30, 2003 from Roche for sales of Tamiflu worldwide.  Royalties recorded from Roche in the quarter ended June 30, 2002 were $2.4 million. For the first half of 2003, royalties recorded from Roche were $7.3 million compared with $3.4 million in the first half of 2002.  We record royalties from Roche in the quarter following the quarter in which the related Tamiflu sales occur.

Total contract revenue was $1.2 million for the quarter ended June 30, 2003 versus $8.8 million for the comparable quarter in 2002.  For the six months ended June 30, 2003, contract revenue was $2.9 million versus $11.2 million for the same period last year.  These decreases are attributable to $8.0 million of milestone revenue recognized upon the June 2002 European approval for Tamiflu.

Cost of Goods Sold

Cost of goods sold was $32.1 million in the second quarter of 2003, compared with $17.7 million in the second quarter of 2002, an increase of 81%.  For the six months ended June 30, 2003, cost of goods sold was $53.5 million compared with $29.8 million for the same period last year, an increase of 80%.  Substantially all of the increase from 2002 to 2003 can be attributed to increases in the volume of Viread sold.  Viread was approved for sale in the U.S. in October 2001 and the European Union in February 2002.

Gross Margins

Product gross margins were 86.1% in the second quarter of 2003, compared with 81.1% in the same period of 2002.  For the first six months of 2003, product gross margins were 86.2% compared with 81.9% for the first six months of 2002.  The significant improvement from 2002 to 2003 is primarily driven by a favorable product mix as Viread, a higher margin product, gained further market acceptance and has contributed to a significantly higher percentage of net product sales in 2003.

Foreign exchange also impacts gross margins as we price our products in the currency of the country into which the products are sold while a majority of our manufacturing costs are in U.S. Dollars.  For example, an increase in the value of these foreign currencies relative to the U.S. Dollar will positively impact gross margins since our manufacturing costs will remain approximately the same while our revenues after being translated into U.S. Dollars, will increase.  In the second quarter and first six months of 2003, gross margins were positively impacted by strengthening foreign currencies, particularly the Euro, compared to the same periods of 2002, as discussed above in the product sales section under the caption “Revenues”.  Except for the potential impact of unpredictable and uncontrollable changes in exchange rates relative to the U.S. Dollar and the mix of product sales between Viread, Hepsera and AmBisome, we expect gross margins in 2003 to remain relatively stable compared to 2002.

Operating Expenses

Research and development (“R&D”) expenses for the second quarter of 2003 were $38.8 million, compared to $30.9 million for the second quarter of 2002, an increase of 26%.  For the first half of 2003, R&D expenses were $79.9 million versus $64.4 million for the same period last year, an increase of 24%.  The increase in R&D expenses for each comparable period can be attributed to the clinical trials associated with the development of Emtriva and other drug candidates acquired from Triangle in January 2003.  Based on current budgeted programs, we expect R&D expenses for the full year 2003 to be approximately $165 million to $180 million, or 20% to 35% higher than 2002, reflecting the addition of the product development programs from Triangle.

Selling, general and administrative (“SG&A”) expenses were $60.2 million for the second quarter of 2003, compared with $41.6 million for the second quarter of 2002.  For the first half of 2003, SG&A expenses were $107.8 million versus $81.4 million for the first half of 2002.  The increase for each comparable period was due to our increased global marketing efforts and the expansion of Gilead’s U.S. and European sales forces to support the commercial launches of Viread and Hepsera and also our preparation for the commercial launch of Emtriva.  In 2003, we expect SG&A expenses to be approximately $240 million to $260 million, or 30% to 45% higher than 2002 levels, primarily due to the increase in marketing activities associated with Viread and Hepsera and our preparation for the commercial launch of Emtriva.

In connection with the acquisition of the net assets of Triangle completed in January 2003, we recorded in-process research and development expenses of $488.6 million for the first quarter of 2003. The charge was due to Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

The nature of the remaining efforts for completion of Triangle’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist which could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of obtaining FDA and other regulatory body approvals.  Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed.  We cannot be certain that these potential products will be approved in the U.S. (except for Emtriva) or the European Union or whether marketing approvals will have significant limitations on their use.  For example, we do not yet have agreement with regulatory agencies on the full data set needed for submission of the New Drug Application (NDA) or the Marketing Authorization Application (MAA) of the fixed-dose combination product containing tenofovir DF and emtricitabine, nor do we have agreement on the timelines for review.  Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections.  The acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined. As a result, we may make a strategic decision to discontinue development of a given product, as we did with clevudine for HBV, if we believe commercialization will be difficult relative to other opportunities in our pipeline.  If these programs can not be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

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

Interest Income and Interest Expense

We reported interest income of $3.4 million for the quarter ended June 30, 2003, compared with $4.6 million for the same period in 2002.  Interest income was $7.3 million for the first half of 2003 versus $10.2 million for the first half of 2002. The decrease for each comparable period is primarily attributable to the decline in interest rates over the past year.

Interest expense was $5.6 million for the quarter ended June 30, 2003, compared with $3.5 million for the same period in 2002.  For the first half of 2003, interest expense was $11.2 million versus $6.9 million for the same period in 2002. These increases can be attributed to the $345.0 million, 2% convertible senior debt issued in December 2002, which is now outstanding in addition to the $250.0 million, 5% convertible subordinated debt issued in December 2000.

Income Taxes

Our provision for income taxes for the second quarter of 2003 was $5.3 million compared to $0.6 million for the quarter ended June 30, 2002.  For the first half of 2003, we recorded a provision for income taxes of $7.9 million, compared to an income tax benefit of $0.3 million for the same period in 2002.  The provision in the second quarter and first six months of 2003 was primarily associated with income earned by our foreign subsidiaries and the U.S. federal alternative minimum tax.  The benefit in the first six months of 2002 arose primarily from a change in U.S. income tax law during that period.  This law allowed net operating loss carryforward deductions to offset 100% of alternative minimum taxable income in 2001 and 2002, resulting in a reduction of U.S. income tax recorded in the previous years of $1.3 million.  This refund was offset in part by provisions for income taxes payable in our foreign subsidiaries.  The Company has a full valuation allowance offsetting its deferred tax assets and liabilities.  We evaluate the realizability of our deferred tax assets and liabilities on a quarterly basis.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $681.4 million at June 30, 2003, down from $942.4 million at December 31, 2002. The decrease of $260.9 million was primarily due to the acquisition of the net assets of Triangle for $375.5 million, net of cash received.  Other major sources of cash during the first six months of 2003 included net cash provided by operations of $80.4 million and proceeds from issuances of stock under employee stock plans of $49.8 million.

Working capital at June 30, 2003 was $827.2 million compared to $1,078.9 million at December 31, 2002. Significant changes in working capital during the first six months of 2003, other than the net cash payment for Triangle, included a $66.3 million increase in accounts receivable, an $11.9 million increase in inventories and a $5.9 million decrease in accounts payable, which is net of the amount assumed from Triangle.  The accounts receivable increase was primarily due to increased sales of Viread in the U.S. and Europe. The $11.9 million increase in inventories was primarily due to an increase in the production of Viread inventory to meet increasing sales demand.  Significant changes in current liabilities during the first six months of 2003 primarily consisted of the decrease in accounts payable, which is due to the timing of payments to vendors.

We believe that our existing capital resources, supplemented by our results of operations, will be adequate to satisfy our capital needs for the foreseeable future. Our future capital requirements will depend on many factors, including:

•                  the commercial performance of our current and future products

•                  the progress and scope of our research and development efforts, including preclinical studies, and clinical trials,

•                  the cost, timing and outcome of regulatory reviews,

•                  the expansion of our sales and marketing capabilities,

•                  administrative expenses,

•                  the costs associated with our no-profit Global Access program for least developed nations,

•                  the possibility of acquiring manufacturing capabilities or office facilities,

•                  the possibility of acquiring other companies or new products, and

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, our $345.0 million convertible senior notes had a fair value of $457.6 million and our $250.0 million convertible subordinated notes had a fair value of $573.1 million.  There have been no other significant changes in our market risks compared to the disclosures in Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the Securities and Exchange Commission so that such information is gathered, analyzed and disclosed in a timely, accurate and complete manner.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls over financial reporting or in other factors that are reasonably likely to significantly affect those controls subsequent to the date of our last evaluation.  Nor were there any significant deficiencies or material weaknesses in such controls.  Accordingly, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of Stockholders was held on May 21, 2003 in Redwood City, California.  Of the 199,616,364 shares of Gilead Common Stock entitled to vote at the meeting, 176,925,654 shares were represented at the meeting in person or by proxy, constituting a quorum.  The voting results are presented below.

The stockholders elected eight directors to serve for the ensuing year and until their successors are elected.  The votes regarding the election of directors were as follows:

Name	Shares Voted For	Votes Withheld
Paul Berg	100,065,377	76,860,277
Etienne F. Davignon	167,291,836	9,633,818
James M. Denny	156,820,336	20,105,318
Cordell W. Hull	166,533,002	10,392,652
John C. Martin	167,351,762	9,573,892
Gordon E. Moore	156,192,124	20,733,530
George P. Shultz	166,461,749	10,463,905
Gayle E. Wilson	156,961,683	19,963,971

The stockholders approved the ratification of Ernst & Young LLP as Gilead’s independent auditors for the year ending December 31, 2003.  There were 170,100,272 votes cast for the proposal, 6,759,444 votes cast against, 65,938 abstentions, and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

No. 10.65	Lease Agreement, dated June 12th, 2003, between Registrant and GRA Associates Limited, L.L.C. for premises located at 4611 and 4615 University Drive, Durham, North Carolina
No. 31.1	Certification
No. 31.2	Certification
No. 32	Certification (1)

(b)              Reports on Form 8-K

On April 23, 2003, the Company filed an 8-K announcing the earnings of the Company for the first quarter ended March 31, 2003.  On May 8, 2003, an 8-K/A was filed which was amendment No.2 to the 8-K filed on January 29, 2003 announcing the completion of the acquisition of the net assets of Triangle Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 12, 2003	/s/ JOHN C. MARTIN
John C. Martin
President and Chief Executive Officer

Date:	August 12, 2003	/s/ JOHN F. MILLIGAN
John F. Milligan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibits

No. 10.65	Lease Agreement, dated June 12th, 2003, between Registrant and GRA Associates Limited, L.L.C. for premises located at 4611 and 4615 University Drive, Durham, North Carolina
No. 31.1	Certification
No. 31.2	Certification
No. 32	Certification (1)