Form 10-Q
period 2003-09-30
GILEAD SCIENCES INC
filed 2003-11-12
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rules 12b-2 of the Exchange Act).      Yes  ☒   No  ☐

Number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of October 31, 2003:  202,504,808

GILEAD SCIENCES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$103,317	$616,931
Marketable securities	517,544	325,443
Accounts receivable	201,056	125,036
Note receivable from Triangle Pharmaceuticals, Inc.	—	50,000
Inventories	81,355	51,628
Prepaid expenses and other	23,725	14,722
Total current assets	926,997	1,183,760
Property, plant and equipment, net	199,550	67,727
Other noncurrent assets	41,594	36,696
	$1,168,141	$1,288,183
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,685	$24,406
Accrued clinical and preclinical expenses	10,897	7,063
Accrued compensation and employee benefits	32,115	21,511
Other accrued liabilities	58,461	44,026
Deferred revenue	7,167	7,692
Long-term obligations due within one year	77	194
Total current liabilities	133,402	104,892

Long-term deferred revenue	21,017	16,677
Long-term obligations due after one year	390	273
Convertible senior debt	345,000	345,000
Convertible subordinated debt	250,000	250,000

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.001 per share; 500,000 shares authorized; 202,250 and 197,595 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	202	198
Additional paid-in capital	1,061,637	950,308
Deferred compensation	(1,882)	—
Accumulated other comprehensive income	4,601	2,475
Accumulated deficit	(646,226)	(381,640)
Total stockholders’ equity	418,332	571,341
	$1,168,141	$1,288,183

Note:                   The condensed consolidated balance sheet at December 31, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product sales	$194,075	$120,201	$580,707	$284,700
Royalty revenue	4,875	4,382	19,294	16,496
Contract revenue	1,422	9,401	4,346	20,567
Total revenues	200,372	133,984	604,347	321,763

Costs and expenses:
Cost of goods sold	25,936	20,412	79,414	50,172
Research and development	31,671	35,338	111,606	99,743
Selling, general and administrative	63,592	42,317	171,380	123,680
In-process research and development	—	—	488,599	—
Total costs and expenses	121,199	98,067	850,999	273,595

Income (loss) from operations	79,173	35,917	(246,652)	48,168

Loss on sale of marketable securities	—	(16,048)	—	(16,048)
Interest and other income, net	3,316	4,883	10,577	15,104
Interest expense	(5,538)	(3,445)	(16,721)	(10,382)

Income (loss) before provision for income taxes	76,951	21,307	(252,796)	36,842

Provision for income taxes	3,855	550	11,790	224

Net income (loss)	$73,096	$20,757	$(264,586)	$36,618

Net income (loss) per share - basic	$0.36	$0.11	$(1.32)	$0.19

Net income (loss) per share - diluted	$0.33	$0.10	$(1.32)	$0.18

Shares used in per share calculation - basic	201,674	196,140	200,092	195,044

Shares used in per share calculation - diluted	233,432	206,160	200,092	206,164

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(264,586)	$36,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,702	10,539
In-process research and development	488,599	—
Loss on sale of marketable securities	—	16,048
Net unrealized (gain) loss on foreign currency	2,608	(860)
Other non-cash transactions	1,744	3,085
Changes in assets and liabilities:
Accounts receivable	(67,112)	(41,474)
Inventories	(29,727)	1,111
Prepaid expenses and other assets	(10,843)	1,162
Accounts payable	(4,820)	(1,920)
Accrued liabilities	314	1,016
Deferred revenue	3,815	13,536
Net cash provided by operating activities	134,694	38,861

INVESTING ACTIVITIES:
Purchases of marketable securities	(735,499)	(311,551)
Sales of marketable securities	436,384	105,389
Maturities of marketable securities	103,362	144,320
Acquisition of Triangle net assets, net of cash acquired	(375,507)	—
Acquisition of real estate	(123,000)	—
Other capital expenditures	(17,681)	(12,522)
Net cash used in investing activities	(711,941)	(74,364)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock	69,988	38,364
Repayments of long-term debt	(1,710)	(1,325)
Net cash provided by financing activities	68,278	37,039

Effect of exchange rates on cash	(4,645)	(3,418)
Net decrease in cash and cash equivalents	(513,614)	(1,882)

Cash and cash equivalents at beginning of period	616,931	123,490

Cash and cash equivalents at end of period	$103,317	$121,608

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

Basic and Diluted Net Income (Loss) Per Common Share

For all periods presented, basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period.  For the three months ended September 30, 2003, diluted net income per common share includes the effect of options to purchase 14.2 million shares of common stock, the effects of $250.0 million of 5% convertible subordinated debt, which would convert to approximately 10.2 million shares of common stock, and $345.0 million of 2% convertible senior debt, which would convert to approximately 7.3 million shares of common stock.  For the three months ended September 30, 2002, diluted net income per common share includes the effect of options to purchase 10.0 million shares of common stock, but does not include the effect of the convertible subordinated debt as it is antidilutive, or the convertible senior debt as it was not outstanding during this period.

For the nine months ended September 30, 2003, diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the period. It does not include the effect of options outstanding, the convertible subordinated debt, or the convertible senior debt, as their effect is antidilutive. For the nine months ended September 30, 2002, diluted net income per common share includes the effects of options to purchase 11.1 million shares of common stock, but does not include the effect of the convertible subordinated debt as it is antidilutive, or the convertible senior debt as it was not outstanding during this period.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting For Stock-Based Compensation, the Company has elected to continue to follow Accounting Principles Board Opinion (APB) No. 25, Accounting For Stock Issued To Employees, and Financial Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation–an Interpretation of APB Opinion No. 25, in accounting for its employee stock option plans.  Under APB 25, if the exercise price of Gilead’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.  Although we have elected to follow the intrinsic value method prescribed by APB 25, we will continue to evaluate our approach to accounting for stock options in light of ongoing industry and regulatory developments.

The table below presents the consolidated net income (loss) and basic and diluted net income (loss) per common share as if compensation cost for the stock option plans and the Employee Stock Purchase Plan (ESPP) had been determined based on the estimated fair value of awards under those plans on the grant or purchase date (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss) – as reported	$73,096	$20,757	$(264,586)	$36,618
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,115	5	1,357	37
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(25,209)	(18,259)	(67,572)	(54,808)
Pro forma net income (loss)	$49,002	$2,503	$(330,801)	$(18,153)

Net income (loss) per share:
Basic - as reported	$0.36	$0.11	$(1.32)	$0.19
Basic - pro forma	$0.24	$0.01	$(1.65)	$(0.09)

Diluted - as reported	$0.33	$0.10	$(1.32)	$0.18
Diluted - pro forma	$0.23	$0.01	$(1.65)	$(0.09)

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option pricing model. We used the multiple option approach and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Expected life in years (from vesting date):
Stock options	1.84	1.86	1.84	1.86
ESPP	1.49	1.40	1.33	1.31
Discount rate:
Stock options	2.8%	3.0%	2.7%	4.0%
ESPP	1.8%	2.8%	1.8%	3.1%
Volatility	80%	82%	80%	82%
Expected dividend yield	0%	0%	0%	0%

2.              Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items.  In addition, the consideration should be allocated among the separate units based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units.  EITF 00-21 is effective for revenue arrangements entered into beginning July 1, 2003.  Our adoption of EITF 00-21 did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. We did not create or acquire any new variable interest entities after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as amended, must be applied at the end of the first interim or annual period ending after December 15, 2003. We believe that the adoption of the remaining provisions of this standard will have no material impact on our consolidated financial statements.

3.              Acquisition of Triangle Pharmaceuticals, Inc.

On January 23, 2003, we completed the acquisition of all of the outstanding stock of Triangle Pharmaceuticals, Inc. (Triangle) to expand our antiviral pipeline.  Triangle was a development stage company with a particular focus on potential therapies for HIV, including AIDS, and the hepatitis B virus (HBV).  Triangle’s portfolio consisted of several drug candidates in clinical trials, including EmtrivaTM (emtricitabine) for the treatment of HIV infection, emtricitabine for the treatment of hepatitis B, amdoxovir for the treatment of HIV infection and clevudine for the treatment of hepatitis B.  Triangle filed marketing applications for emtricitabine for the treatment of HIV in the United States and the European Union.  In July 2003, the U.S. Food and Drug Administration (FDA) approved for marketing Emtriva for the treatment of HIV and in October 2003, the European Commission granted Marketing Authorisation for Emtriva in all fifteen member states of the European Union.

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

As part of the purchase, we established a workforce reduction plan and also assumed obligations under various change of control agreements.  As of the acquisition date, approximately $6.2 million of employee termination costs and change of control obligations had been recorded as a liability to be paid out over a period of approximately 2 years.  At September 30, 2003, approximately $4.1 million remained as a liability.

The following table summarizes the purchase price allocation at January 23, 2003 (in thousands):

Net tangible assets	$28,700
Assembled workforce	4,590
Deferred compensation	3,305
In-process research and development	488,599
$525,194

The $28.7 million of net tangible assets includes assumed liabilities of $20.8 million.  The $4.6 million value assigned to the assembled workforce is being amortized over 3 years, the estimated useful life of these assets.  The deferred compensation represents the intrinsic value of the unvested stock options assumed in the transaction and will be amortized over the remaining vesting period of the options, which extends through January 2007.

Approximately $488.6 million of the purchase price was allocated to in-process research and development and represented the fair value of Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these programs at the acquisition date and updated for subsequent developments follows:

Program	Description	Status of Development	Value (in millions)
Emtricitabine for HIV - Single Agent	A nucleoside analogue that has been shown to be an inhibitor of HIV replication in patients.	Four phase 3 studies completed; application for marketing approval submitted in the U.S. in September 2002 and in the European Union in December 2002. U.S. marketing approval received from the FDA in July 2003 and European Union approval received from the European Commission in October 2003.	$178.8
Emtricitabine/Tenofovir DF Fixed Dose Combination for HIV Therapy	A potential co-formulation of tenofovir and emtricitabine.	As of the acquisition date, work had not yet commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing. We have since successfully completed co-formulating tenofovir and emtricitabine into a single pill, initiated three stability studies required for approval and recently completed the bioequivalence study.	$106.4
Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in patients with HIV infection.	Phase 2 trials initiated; currently placed on partial clinical hold.	$114.8
Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in patients chronically infected with HBV.	Phase 1/2 trials at acquisition date. Effective August 6, 2003, the licensing agreement with Bukwang Pharm. Ind. Co., Ltd was terminated and development was discontinued.	$58.8
Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	Phase 3 trial ongoing.	$29.8

The nature of the remaining efforts for completion of Triangle’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist which could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of obtaining FDA and other regulatory body approvals.  Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed.  We cannot be certain that these potential products, excluding Emtriva, will be approved in the U.S. or the European Union or whether marketing approvals will have significant limitations on their use.  For example, we do not yet have agreement with regulatory agencies on the full data set needed for submission of the New Drug Application (NDA) or the Marketing Authorization Application (MAA) of the fixed-dose combination product containing tenofovir DF and emtricitabine, nor do we have agreement on the timelines for review.  Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired products under development may never be successfully commercialized.  Emtriva, for example, is a product with many similarities to other existing products.  As a result, it may be difficult to successfully penetrate the market and to achieve significant revenues.  Our pipeline products, on the other hand, face significant uncertainties associated with pricing, efficacy, and the cost to produce that may not be successfully resolved.  As a result, we may make a strategic decision to discontinue development of a given product, as we did with clevudine for HBV, if we believe commercialization will be difficult relative to other opportunities in our pipeline.  If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

The value of the acquired in-process research and development was determined by estimating the related future net cash flows between 2003 and 2020 using a present value risk adjusted discount rate of 15.75%.  This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired.  The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

4.              Acquisition of Real Estate

In September 2003, we completed the purchase of our Foster City campus for approximately $123.0 million in cash.  This purchase included 16 buildings, totaling 496,000 square feet of office and laboratory space on Lakeside Drive in Foster City, California.  The purchase price was allocated between land and buildings based on an analysis prepared by an independent appraisal firm.  The value of the buildings will be depreciated over their remaining economic life estimated to be 20 years.  We currently occupy 8 of the 16 buildings and also have a small number of tenants occupying some of the remaining buildings.  The net rental income we generate from these tenants is included in interest and other income, net and is not material to our financial statements for the three and nine month periods ended September 30, 2003.

5.              Collaborative Arrangements and Contracts

In July 2003, Gilead entered into a licensing agreement with Japan Tobacco Inc. (JT) under which JT will commercialize products in our HIV portfolio in Japan.  The agreement includes Viread®(tenofovir disoproxil fumarate), Emtriva (emtricitabine) and a future co-formulation of the two products.  Under the terms of the agreement, we received an up-front fee and are entitled to receive additional cash payments upon achievement of certain milestones.  JT also will pay us a royalty on net sales, if any, of these products in Japan.  The up-front fee has been recorded as deferred revenue and will be amortized into contract revenue over the period of our remaining obligations under the agreement, approximately 14 years.

In August 2003, we entered into a non-exclusive licensing agreement with Chiron Corporation (Chiron) for the research, development and commercialization of small molecule therapeutics against selected hepatitis C virus (HCV) drug targets.  Under the agreement, Gilead received non-exclusive rights to use Chiron’s HCV technology to develop and commercialize products for the treatment of HCV.  Under the terms of the agreement, we paid Chiron an up-front license fee that was recorded as research and development expense as there is no future alternative use for this technology.  We also agreed to make additional payments to Chiron if certain clinical and regulatory milestones are met and royalty payments in the event a product is developed using the licensed technology.

6.              Inventories

Inventories are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$37,303	$24,840
Work in process	12,276	16,548
Finished goods	31,776	10,240

Total inventories	$81,355	$51,628

7.              Comprehensive Income (Loss)

Following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$73,096	$20,757	$(264,586)	$36,618
Net foreign currency translation gain (loss)	908	(2,224)	5,714	(3,361)
Net unrealized gain (loss) on cash flow hedges	(2,137)	244	(282)	365
Net unrealized gain (loss) on available-for-sale securities	(1,882)	19,539	(3,306)	(1,983)

Comprehensive income (loss)	$69,985	$38,316	$(262,460)	$31,639

8.              Disclosures about Segments of an Enterprise and Related Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company operates in one business segment, which primarily focuses on the development and commercialization of human therapeutics for infectious diseases.  All products have been aggregated into one segment, because a majority of our products, including Viread and AmBisome®, which accounted for 90% of sales in the first nine months of 2003, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods, and regulatory environment.

The Company derives its revenues primarily from product sales of Viread and AmBisome as well as royalty and contract revenue.  Our royalty revenue relates primarily to sales of AmBisome by Fujisawa Healthcare, Inc. (Fujisawa) as well as sales of TamifluTM by Hoffman-La Roche (Roche).  Contract revenue in the three and nine month periods ended September 30, 2003 primarily relates to the recognition of license and milestone payments from GlaxoSmithKline (GSK) related to the development of Hepsera and payments from OSI Pharmaceuticals, Inc. (OSI) under a manufacturing agreement for the production of NX 211 and GS 7904L.  Contract revenue in the three month period ended September 30, 2002 primarily relates to the receipt of final payment from Archemix Corporation (Archemix) for the licensing of a portion of the SELEXTM (Systemic Evolution of Ligands through EXponential Enrichment) process patent estate.  Contract revenue for the nine month period ended September 30, 2002 includes milestone revenue recognized upon European approval of Tamiflu in addition to the Archemix payment.

Product sales consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Viread	$115,396	$68,933	$389,703	$140,832
AmBisome	51,587	48,585	143,808	136,041
Other	27,092	2,683	47,196	7,827
Consolidated total	$194,075	$120,201	$580,707	$284,700

The following table summarizes total revenues from external customers and collaborative partners by geographic region.  Revenues are attributed to countries based on the location of Gilead’s customer or collaborative partner (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

United States	$89,021	$70,284	$301,675	$147,274
France	23,704	11,208	65,047	27,713
Spain	19,290	8,893	53,811	21,336
United Kingdom	16,721	11,543	44,727	29,380
Italy	10,491	4,670	30,576	16,130
Germany	12,702	9,099	30,520	19,957
Switzerland	2,598	264	12,447	12,080
Other European countries	17,784	13,018	47,014	33,769
Other countries	8,061	5,005	18,530	14,124
Consolidated total	$200,372	$133,984	$604,347	$321,763

Gilead has a significant concentration of credit exposure.  For the three months ended September 30, 2003, product sales to our top two distributors accounted for approximately 18% and 12% of total revenues.  For the nine months ended September 30, 2003, product sales to our top three distributors accounted for approximately 17%, 15% and 11% of total revenues. For the three months ended September 30, 2002, product sales to these same three distributors accounted for approximately 16%, 12% and 10% of total revenues and for the nine months ended September 30, 2002, product sales to our top distributor accounted for approximately13% of total revenues.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Gilead was incorporated in Delaware on June 22, 1987.  We are a biopharmaceutical company focused on the discovery, development and commercialization of antivirals, antibacterials and antifungals to treat life-threatening infectious diseases.  We are a multinational company, with revenues from seven approved products and operations in ten countries.  Currently, we market Viread® and EmtrivaTM for the treatment of HIV infection; Hepsera® for the treatment of chronic hepatitis B infection; AmBisome®, for the treatment of systemic fungal infections; DaunoXome® for the treatment of Kaposi’s Sarcoma; and Vistide® for the treatment of CMV retinitis.  Additionally, Roche markets TamifluTM for the treatment of influenza, under a royalty paying collaborative agreement with us.  We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active product acquisition and in-licensing strategy, such as our acquisition of Triangle Pharmaceuticals, Inc. completed in January 2003.  Our internal discovery activities include identification of new molecular targets, target screening and medicinal chemistry.  In addition, we are currently developing clinical stage products to treat HIV infection and chronic hepatitis B.  We also have expertise in liposomal drug delivery technology that we use to develop drugs that are safer, easier for patients to tolerate and more effective.

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

Dependence on Viread and AmBisome.  We currently depend on sales of Viread and AmBisome for a significant portion of our operating income.  If we are unable to continue growing Viread revenues or to maintain AmBisome sales, our results of operations are likely to suffer and we may need to scale back our operations.  Our sales of these products may decline for many of the reasons described in this Risk Factors section.  In particular, we face significant competition with these products from businesses that have substantially greater resources than we do.  Also, as Viread is used over longer periods of time, new safety issues may arise which could reduce our revenues.  In addition, as these products mature, private insurers and government reimbursers may reduce the amount they will reimburse patients, which will increase pressure on us to reduce prices.

New Products and New Indications.  If we do not introduce new products or increase revenues from our existing products, we may not be able to grow our revenues.  Each new product commercialization effort will face the risks outlined in this section.  In particular, Hepsera is a new drug that faces a competitive marketplace in which we have little experience.  If Hepsera does not continue to demonstrate a superior resistance profile compared to lamivudine, which is its primary advantage over this competitor, sales of Hepsera may decline.  In addition, we may not be able to develop a co-formulation of tenofovir (Viread) with emtricitabine (Emtriva) that will support regulatory approval.  For example, we have not completed stability studies necessary to support approval of a co-formulation of tenofovir and emtricitabine.  If we fail to increase our sales of Hepsera or if we do not successfully market emtricitabine and a co-formulation with Viread, we may not be able to increase revenues and expand our research and development efforts.

Safety.  As our products, including Viread, AmBisome, Hepsera, and Emtriva, are used over longer periods of time in many patients, new safety issues may arise that could require us to provide additional warnings on our labels or to narrow our approved indications, each of which could reduce the market acceptance of these products.  For example, while we did not observe clinically significant kidney toxicity in our clinical trials of Viread, kidney toxicity has been reported with post-approval use of Viread and the Viread label has been updated to include this warning.  If serious safety issues with our marketed products were to arise, sales of these products could be halted by us or by regulatory authorities.

Regulatory Process.  The products that we develop must be approved for marketing and sale and will be subject to extensive regulation by the FDA and comparable regulatory agencies in other countries.  In addition, even after our products are marketed, the products and their manufacturers are subject to continual review.  We are continuing clinical trials for AmBisome, Viread, Hepsera and Emtriva for currently approved and additional uses and anticipate filing for marketing approval of additional products over the next several years.  If products fail to receive marketing approval on a timely basis, or if approved products are the subject of regulatory changes, actions or recalls, our results of operations may be adversely affected.  For example, on August 7, 2003, the FDA issued a written warning concerning our promotional practices of Viread.  The FDA could seek to impose penalties including fines, suspensions of regulatory approvals or promotional activities for a product, product recalls, seizure of products and criminal prosecution if our promotional practices violate federal regulations in the future or we otherwise fail to comply with FDA regulations.

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

Manufacturing.  We depend on third parties to perform manufacturing activities effectively and on a timely basis. If these third parties fail to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval, and these events could harm our competitive position. Third-party manufacturers may develop problems over which we have no control and these problems may adversely affect our business.

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

Fluctuations in Operating Results.  The clinical trials required for regulatory approval of our products are extremely expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter. Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter.  In addition, a substantial portion of our sales in the United States is conducted with three distributors, Amerisource Bergen Corp., McKesson Corp. and Cardinal Health, Inc.  Inventory levels held by these and other wholesalers may fluctuate significantly which could cause our operating results to fluctuate unexpectedly from quarter to quarter.

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

Imports.  Our sales in countries with relatively higher prices may be reduced if products can be imported into those countries from lower price markets.  In the European Union, for example, we are required to permit cross border sales.  This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices.  Additionally, some U.S. consumers have been able to purchase products, including HIV medicines, from Internet pharmacies in other countries at substantial discounts.  Such cross-border sales adversely affect our revenues.  In addition, our plan to supply Viread at no cost to certain developing countries may expose us to risks of unauthorized cross border sales that may adversely affect our revenues.

Compulsory Licenses.  In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost.  In some cases, governmental authorities have indicated that where pharmaceutical companies do not do so, their patents might not be enforceable to prevent generic competition.  If countries do not permit enforcement of our patents, sales of our products in those countries could be reduced by generic competition. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products in those countries, thereby reducing our sales, or we could respond to governmental concerns by reducing prices for our products. In addition, countries such as Canada are considering amending their patent laws to permit export of otherwise patented products to countries in the developing world.

Pharmaceutical pricing and reimbursement pressures.  Our success depends, in part, on the availability of governmental and third party payor reimbursement for the cost of our products.  Government authorities and third-party payors increasingly are challenging the price of medical products, particularly for innovative new products and therapies.  Our business may be adversely affected by an increase in U.S. or international pricing pressures. In the U.S. in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the health care system, either nationally or at the state level.  Although we cannot predict the exact nature of legislative health care reforms, if any, our results of operations could be adversely affected by such reforms.  In Europe, the success of Hepsera, Tamiflu, Emtriva and Viread will also depend largely on obtaining and maintaining government reimbursement because in many European countries, including the United Kingdom and France, patients are reluctant to pay for prescription drugs on their own.  Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

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

Results of Operations

Revenues

We had total revenues of $200.4 million for the quarter ended September 30, 2003, an increase of 50%, compared with $134.0 million for the quarter ended September 30, 2002.  Total revenues were $604.3 million for the first nine months of 2003, and $321.8 million for the comparable period of 2002, an increase of 88%.  Included in total revenues are net product sales, royalty income and contract revenue, including revenue recognized from manufacturing collaborations.

Net product sales were $194.1 million for the quarter ended September 30, 2003, compared with $120.2 million for the quarter ended September 30, 2002, representing an increase of 61%.  The increase in product sales is due to the significant increase in the volume of sales of Viread.  Sales of Viread in the third quarter of 2003 were $115.4 million, or 59% of total product sales, compared to $68.9 million, or 57% of total product sales, in the third quarter of 2002.  Of the $115.4 million, $59.4 million were U.S. sales and $56.0 million were international sales.  International sales of Viread in the third quarter of 2003 were positively impacted by $5.5 million due to a more favorable currency environment compared to the third quarter of 2002.  We believe Viread sales growth in the third quarter of 2003 was negatively impacted by an estimated $33.0 million to $37.0 million of inventory reduction by U.S. pharmaceutical wholesalers during the period following an inventory build during the second quarter of 2003.  Based on recent market trends, we expect Viread sales to be in the range of $550 million to $570 million for the full year 2003, compared to $225.8 million in 2002.

Sales of AmBisome, at $51.6 million, accounted for 27% of total product sales in the quarter ended September 30, 2003 compared to $48.6 million, or 40% of total product sales, in the same quarter last year. AmBisome sales in the third quarter of 2003 were positively impacted by $6.1 million from a more favorable currency environment compared to the same quarter last year.  On a volume basis, AmBisome sales decreased by one percent in Europe compared to the third quarter of 2002.  We expect full year AmBisome sales to be in the range of $180 million to $185 million for 2003, about the same as 2002 sales.

In the first nine months of 2003, net product sales were $580.7 million, versus $284.7 million in the comparable period of 2002, an increase of 104%.  Sales of Viread for the nine months ended September 30, 2003 were $389.7 million, or 67% of total product sales, compared to $140.8 million, or 49% of total product sales, in the nine months ended September 30, 2002.  The significant increase in Viread sales is due to increased prescription volume in both the U.S. and Europe and a favorable currency environment compared to last year.  Of the $389.7 million in Viread sales, $243.9 million were U.S. sales and $145.8 million were international sales.  International sales of Viread in the first nine months of 2003 were positively impacted by $16.3 million due to the more favorable currency environment compared to the same period last year.  We also recognized $143.8 million in AmBisome sales for the first nine months of 2003, a 6% increase over the nine months ended September 30, 2002.  AmBisome sales in the first nine months of 2003 were positively impacted by $19.5 million from a more favorable currency environment.  On a volume basis, however, AmBisome sales decreased by 5% in Europe due to increased competition.

Net royalty revenue was $4.9 million for the third quarter of 2003 compared with $4.4 million for the same period in 2002 and $19.3 million for the first nine months of 2003 versus $16.5 million for the comparable period in 2002.  Royalties in the quarter ended September 30, 2003 included $2.7 million from Fujisawa for sales of AmBisome in the United States.  Royalties recorded from Fujisawa for the comparable period in 2002 were $4.1 million.  For the nine months ended September 30, 2003, royalties recorded from Fujisawa were $8.8 million compared with $12.1 million in the first nine months of 2002.  Additionally, we recorded $1.7 million in the quarter ended September 30, 2003 from Roche for sales of Tamiflu worldwide.  Royalties recorded from Roche in the quarter ended September 30, 2002 were immaterial. For the first nine months of 2003, royalties recorded from Roche were $9.7 million compared with $3.4 million in the first nine months of 2002.  We record royalties from Roche in the quarter following the quarter in which the related Tamiflu sales occur.

Total contract revenue was $1.4 million for the quarter ended September 30, 2003 versus $9.4 million for the comparable quarter in 2002.  For the nine months ended September 30, 2003, contract revenue was $4.3 million versus $20.6 million for the same period last year.  The third quarter 2003 versus third quarter 2002 decrease is attributable to $8.1 million of contract revenue recognized upon receipt of final payment from Archemix in August 2002 for the licensing of a portion of the SELEXTM (Systemic Evolution of Ligands through EXponential Enrichment) process patent estate.  The decrease for the nine-month period ending September 30, 2003 versus the comparable period in 2002 is due to the Archemix payment and $8.0 million of milestone revenue recognized upon the June 2002 European approval for Tamiflu.

Cost of Goods Sold

Cost of goods sold was $25.9 million in the third quarter of 2003, compared with $20.4 million in the third quarter of 2002, an increase of 27%.  For the nine months ended September 30, 2003, cost of goods sold was $79.4 million compared with $50.2 million for the same period last year, an increase of 58%.  Substantially all of the increase from 2002 to 2003 can be attributed to increases in the volume of Viread sold.  Viread was approved for sale in the U.S. in October 2001 and the European Union in February 2002.

Gross Margins

Product gross margins were 86.6% in the third quarter of 2003, compared with 83.0% in the same period of 2002.  For the first nine months of 2003, product gross margins were 86.3% compared with 82.4% for the first nine months of 2002.  The improvements from 2002 to 2003 were primarily driven by a favorable product mix as Viread, a higher margin product, gained further market acceptance and has contributed a significantly higher percentage of net product sales in 2003.

Foreign exchange also impacts gross margins as we price our products in the currency of the country into which the products are sold while a portion of our manufacturing costs are in U.S. Dollars.  For example, an increase in the value of these foreign currencies relative to the U.S. Dollar will positively impact gross margins as our manufacturing costs will have a smaller percentage increase than our revenues after being translated into U.S. Dollars.  In the third quarter and first nine months of 2003, gross margins were positively impacted by strengthening foreign currencies, particularly the Euro, compared to the same periods in 2002, as discussed above in the product sales section under the caption “Revenues”.  Except for the potential impact of unpredictable and uncontrollable changes in exchange rates relative to the U.S. Dollar and the mix of product sales between Viread, Hepsera and AmBisome, we expect gross margins in 2003 to be approximately 86%.

Operating Expenses

Research and development (“R&D”) expenses for the third quarter of 2003 were $31.7 million, compared to $35.3 million for the third quarter of 2002, a decrease of 10%.  For the first nine months of 2003, R&D expenses were $111.6 million versus $99.7 million for the same period last year, an increase of 12%.  During the third quarter of 2003, we settled a contractual dispute with a vendor that resulted in the reimbursement to us of $13.2 million.  Excluding this reimbursement, R&D expenses were $44.9 million for the third quarter of 2003, an increase of 27% compared to the third quarter of 2002.  The increase in R&D expenses can be attributed to increased headcount, a license fee associated with acquiring a non-exclusive license from Chiron for the research and development of treatments for hepatitis C infection and clinical trials associated with the development of various drug candidates from the Triangle acquisition in January 2003.  Excluding the reimbursement, R&D expenses for the nine months ended September 30, 2003 were $124.9 million, an increase of 25% compared to the same period last year.  The higher expenses during the first nine months of 2003 are primarily attributable to increased headcount and the clinical trials associated with the development of Emtriva and other drug candidates from the Triangle acquisition.  We believe that excluding the reimbursement in the third quarter of 2003 provides useful information as it is not necessarily relevant to obtaining an understanding of the trends in our results.  Based on current budgeted programs, we expect R&D expenses for the full year 2003 to be approximately $155 million to $160 million, or 15% to 20% higher than 2002, reflecting the addition of the product development programs from Triangle and also the reimbursement received in the third quarter of 2003.

Selling, general and administrative (“SG&A”) expenses were $63.6 million for the third quarter of 2003, compared with $42.3 million for the third quarter of 2002.  For the first nine months of 2003, SG&A expenses were $171.4 million versus $123.7 million for the first nine months of 2002.  The increase in expenses for the quarter ended September 30, 2003 compared to the same quarter last year is primarily due to increased global marketing efforts, the expansion of our U.S. and European sales forces and expenses associated with the U.S. launch of Emtriva.  The significant increase in expenses for the nine-month period is primarily due to our increased global marketing efforts, the expansion of our U.S. and European sales forces and increased infrastructure investments required to support the growth of the business.  We expect SG&A expenses for the full year 2003 to be approximately $240 million to $250 million, or 30% to 40% higher than 2002 levels, primarily due to the increase in marketing activities associated with Viread, Hepsera and Emtriva.

In connection with the acquisition of the net assets of Triangle completed in January 2003, we recorded in-process research and development expenses of $488.6 million for the first quarter of 2003. The charge was due to Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

The nature of the remaining efforts for completion of Triangle’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist which could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of obtaining FDA and other regulatory body approvals.  Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed.  We cannot be certain that these potential products, except for Emtriva, will be approved in the U.S. or the European Union or whether marketing approvals will have significant limitations on their use.  For example, we do not yet have agreement with regulatory agencies on the full data set needed for submission of the New Drug Application (NDA) or the Marketing Authorization Application (MAA) of the fixed-dose combination product containing tenofovir DF and emtricitabine, nor do we have agreement on the timelines for review.  Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections.  The acquired products under development may never be successfully commercialized.  Emtriva, for example, is a product with many similarities to other existing products.  As a result, it may be difficult to successfully penetrate the market and to achieve significant revenues.  Our pipeline products, on the other hand face significant uncertainties associated with pricing, efficacy, and the cost to produce that may not be successfully resolved.  As a result, we may make a strategic decision to discontinue development of a given product, as we did with clevudine for HBV, if we believe commercialization will be difficult relative to other opportunities in our pipeline.  If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

The value of the acquired in-process research and development was determined by estimating the related future net cash flows between 2003 and 2020 using a present value risk adjusted discount rate of 15.75%.  This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired.  The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

Interest Income and Interest Expense

We reported interest and other income, net of $3.3 million for the quarter ended September 30, 2003, compared with $4.9 million for the same period in 2002.  Interest and other income, net was $10.6 million for the first nine months of 2003 versus $15.1 million for the first nine months of 2002. The decrease for each comparable period is primarily attributable to the decline in interest rates over the past year.

Interest expense was $5.5 million for the quarter ended September 30, 2003, compared with $3.4 million for the same period in 2002.  For the first nine months of 2003, interest expense was $16.7 million versus $10.4 million for the same period in 2002. These increases can be attributed to the $345.0 million, 2% convertible senior debt issued in December 2002, which is now outstanding in addition to the $250.0 million, 5% convertible subordinated debt issued in December 2000.

Income Taxes

Our provision for income taxes for the third quarter of 2003 was $3.9 million compared to $0.6 million for the quarter ended September 30, 2002.  For the first nine months of 2003, we recorded a provision for income taxes of $11.8 million, compared to $0.2 million for the same period in 2002.  The provision in the third quarter and first nine months of 2003 was primarily associated with income earned by our foreign subsidiaries and the U.S. federal alternative minimum tax.  The provision in the third quarter of 2002 was primarily associated with income earned by our foreign subsidiaries.  The provision in the first nine months of 2002 was reduced by a change in U.S. income tax law during that period.  This law allowed net operating loss carryforward deductions to offset 100% of alternative minimum taxable income in 2001 and 2002, resulting in a reduction of U.S. income tax recorded in the previous years of $1.3 million.  This reduction was offset in part by provisions for income taxes payable in our foreign subsidiaries.  We have a full valuation allowance offsetting our deferred tax assets and liabilities.  We evaluate the realizability of our deferred tax assets and liabilities on a quarterly basis.  We expect our effective tax rate to remain in the mid single digits for the remainder of 2003 and to increase to approximately 30% for 2004.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $620.9 million at September 30, 2003, down from $942.4 million at December 31, 2002. The decrease of $321.5 million was primarily due to the acquisition of the net assets of Triangle for $375.5 million, net of cash received, and the purchase of our Foster City campus for $123.0 million, which was partially offset by net cash provided by operations of $134.7 million and proceeds from issuances of stock under employee stock plans of $70.0 million.

Working capital at September 30, 2003 was $793.6 million compared to $1,078.9 million at December 31, 2002. Significant changes in working capital during the first nine months of 2003, other than the net cash payment for Triangle and the purchase of our facilities, included a $67.1 million increase in accounts receivable and a $29.7 million increase in inventories.  The accounts receivable increase was primarily due to increased sales of Viread in the U.S. and Europe. The increase in inventories was primarily due to an increase in the production of Viread inventory to meet increasing sales demand.

We believe that our existing capital resources, supplemented by our results of operations, will be adequate to satisfy our capital needs for the foreseeable future. Our future capital requirements will depend on many factors, including:

•                  the commercial performance of our current and future products,

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, our $345.0 million convertible senior notes had a fair value of $460.6 million and our $250.0 million convertible subordinated notes had a fair value of $573.4 million.  There have been no other significant changes in our market risks compared to the disclosures in Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the Securities and Exchange Commission so that such information is gathered, analyzed and disclosed in a timely, accurate and complete manner.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                        Exhibits

No. 31.1               Certification

No. 31.2               Certification

No. 32                        Certification

(b)                       Reports on Form 8-K

On July 31, 2003, the Company filed an 8-K announcing the earnings of the Company for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 10, 2003	JOHN C. MARTIN
/s/ John C. Martin
President and Chief Executive Officer

Date:	November 10, 2003	/s/ JOHN F. MILLIGAN
John F. Milligan
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibits

No. 31.1	Certification
No. 31.2	Certification
No. 32	Certification