Form 10-K
period 2003-12-31
GILEAD SCIENCES INC
filed 2004-03-11
CIK 882095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: 650-574-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK $.001 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Stock Market on June 30, 2003 was $9,397,600,000.*

The number of shares outstanding of the Registrant’s Common Stock on February 27, 2004 was 213,780,787.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of Registrant’s Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting are incorporated by reference into Part III of this Report.

*       Based on a closing price of $55.55 per share. Excludes 31,780,729 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2003. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

GILEAD SCIENCES, INC.
2003 Form 10-K Annual Report
Table of Contents

We own or have rights to various trademarks, copyrights and trade names used in our business including the following:  GILEAD®, GILEAD SCIENCES®, HEPSERA®, Leaf and Shield Design, Leaf and Shield Design (b/w), Liver Design, Tablet Design (b/w), Tablet Design (color), VIREAD®, VISTIDE®, DAUNOXOME®, AMBISOME®, EMTRIVA™. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche. This report also includes other trademarks, service marks and trade names of other companies.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements and Risk Factors

This report includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the heading “Risk Factors That Affect Gilead” at page 23. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments. When used in the report, unless otherwise indicated, “we,” “our” and “us” refers to Gilead and its subsidiaries.

Overview

Gilead Sciences, Inc. is a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases worldwide. We have six products that are currently marketed in the U.S., all of which are also marketed in other countries worldwide. Our research and clinical programs are focused on anti-infectives, including antivirals and antifungals. We endeavor to grow our existing portfolio of products through proprietary clinical development programs, internal discovery programs and an active product acquisition and in-licensing strategy.

Our worldwide headquarters are in Foster City, California and our European headquarters are in Paris, France. We were incorporated in Delaware on June 22, 1987.

On January 23, 2003, we completed the acquisition of all of the net assets of Triangle Pharmaceuticals, Inc. (Triangle) to expand our antiviral pipeline. The aggregate purchase price was $525.2 million, including the cash paid for the outstanding stock, the fair value of stock options assumed, estimated direct transaction costs and employee related costs. Approximately $488.6 million of the purchase price was recorded to in-process research and development expense. Triangle developed drug candidates in the antiviral area, with a particular focus on potential therapies for HIV, including AIDS, and the hepatitis B virus. Triangle’s portfolio consisted of several drug candidates in clinical trials, including EmtrivaTM (emtricitabine) for the treatment of HIV infection, emtricitabine for the treatment of chronic hepatitis B, amdoxovir for the treatment of HIV infection and clevudine for the treatment of chronic hepatitis B. In July 2003, the U.S. Food and Drug Administration (FDA) approved for marketing Emtriva for the treatment of HIV and in October 2003, the European Commission granted Marketing Authorisation for Emtriva in all fifteen member states of the European Union. We subsequently returned the rights to amdoxovir and clevudine to the licensors and will have no further commercial interest in these compounds.

Our Products

•       Viread is approved for sale and is sold in the U.S. by our U.S. commercial team for use in combination with other antiretroviral agents for the treatment of HIV infection. Viread is also sold internationally by our international commercial teams, including in the European Union and Australia.

•       Emtriva is approved for sale and is sold in the U.S. by our U.S. commercial team for use in combination with other antiretroviral agents for the treatment of HIV infection in adults. Emtriva is also sold in the European Union by our international commercial teams. We are currently developing a fixed-dose combination of Viread and Emtriva.

•       AmBisome is approved for sale and is sold in more than 45 countries for the treatment of life-threatening fungal infections and in some of these countries for prevention of such infections. We market AmBisome in the major countries of Europe and co-promote AmBisome in the U.S. with Fujisawa Healthcare, Inc. (“Fujisawa”).

•       Hepsera is approved for sale and is sold in the U.S. by our U.S. commercial team for the treatment of chronic hepatitis B. Hepsera received marketing approval in the European Union in March 2003 and has been launched in 13 countries in the European Union. Additional launches in the other countries in the European Union and other parts of the world are expected to occur in 2004.

•       Tamiflu is approved for sale and is sold by our corporate partner Hoffmann-La Roche (“Roche”) in more than 60 countries, including the U.S. and the European Union, for the prevention and treatment of influenza, and in Japan, where it is approved for the treatment of influenza.

•       Vistide is approved for sale and is sold in the U.S. by our U.S. commercial team, and by Gilead’s ex-U.S. partner, Pfizer Inc. (“Pfizer”) (formerly Pharmacia Corporation), in 25 countries for the treatment of cytomegalovirus (“CMV”) retinitis in patients with AIDS.

•       DaunoXome is approved for sale and has been sold in more than 20 countries for the treatment of AIDS-related Kaposi’s sarcoma. It was sold in the U.S. by our U.S. commercial team and by independent distributors abroad. In December 2003, we decided to discontinue selling this product.

In 2003, we earned revenues of $861.6 million from sales of, and royalties on, these products. Of this amount, sales of Viread generated aggregate product sales and royalty revenues of $566.5 million, or 65% of our total revenues, and sales of AmBisome generated aggregate product sales and royalty revenues of $210.9 million, or 24% of our total revenues. We earned revenues from sales of, and royalties on, all our products in the U.S. of $439.0 million in 2003, $206.4 million in 2002 and $53.3 million in 2001. Outside of the U.S., we earned revenues from sales of, and royalties on, all of our products of $422.6 million in 2003, $237.9 million in 2002 and $160.7 million in 2001.

Viread (tenofovir disoproxil fumarate)

Viread is an oral formulation of a nucleotide analogue reverse transcriptase inhibitor, tenofovir DF, dosed once a day as part of combination therapy to treat HIV infection in adults. The drug works by blocking reverse transcriptase, an enzyme involved in the replication of HIV. We sell Viread in the U.S. through our U.S. commercial team and in the major European countries through our European commercial team. See “Commercial Operations.”

The FDA approved Viread for marketing in the U.S. in October 2001 and the European Agency for the Evaluation of Medicinal Products (EMEA) granted similar approval in the European Union in February 2002. In May 2003, the EMEA expanded the indication of Viread to include its use in antiretroviral-naïve HIV infected patients. In August 2003 the FDA similarly expanded the indication of Viread in the U.S. In the U.S., Viread is approved for use in combination with other antiretroviral agents for the treatment of HIV infection. The indication is based on analyses of plasma HIV RNA levels and CD4 cell counts in a controlled dose-ranging study of Viread of 24 weeks duration (Study 902) and in a placebo-controlled study of Viread of 48 weeks duration (Study 907). Both studies were conducted in treatment-experienced adults with evidence of HIV viral replication despite ongoing antiretroviral therapy. The expanded indication was based on 96-week results from an on-going three-year, randomized, double-blind clinical trial (Study 903) designed to compare the efficacy and safety of a combination treatment regimen of Viread, lamivudine (3TC) and efavirenz to a combination treatment regimen of stavudine (d4T), lamivudine and efavirenz in 600 antiretroviral-naïve patients with HIV infection. In February 2004, we reported 144-week data from this study. Data from Study 903 demonstrates that treatment-naïve patients who received Viread experienced substantially less lipodystrophy and lower elevations in fasting cholesterol and triglyceride levels, as well as improved levels of limb fat and weight gain, while achieving similar reductions in HIV viral load and increases in CD4 cell counts, compared to those who received stavudine. The most common adverse events reported included viral infection, diarrhea and headache, and each occurred with similar frequency in the two study arms. The discontinuation rate was approximately 18 percent of patients in the Viread arm and 21 percent of patients in the stavudine arm. This 144-week data supplements the 96 and 48-week results from Study 903 that we submitted to the FDA in support of the use of Viread.

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

Another major concern in HIV treatment is convenience of dosing. While combination therapies have a positive impact, they require HIV-infected patients to take numerous drugs. Some of these drugs require multiple doses every day and many have timing and dietary restrictions. This not only results in inconvenience for patients but also contributes to patients missing doses or not adhering to therapy. Viread is approved to be administered as a once-daily oral pill, which is a schedule that may be appealing to HIV-infected patients and their physicians.

The HIV competitive landscape is becoming more crowded and complicated as treatment trends continue to evolve. Twenty-two branded anti-HIV drugs are currently sold in the U.S. and many others are in advanced stages of clinical development. See “Competition.”

We have an exclusive, worldwide license to patent rights and related technology for Viread from the Institute of Organic Chemistry and Biochemistry (part of the Academy of Sciences of the Czech Republic) and Rega Stichting v.z.w. (together, IOCB/REGA) and are obligated to pay a percentage of net revenues from sales of Viread in the U.S., the European Union, and any other countries where the product is approved and has patent protection, to IOCB/REGA. See “Academic and Consulting Relationships—IOCB/REGA.”

Emtriva (emtricitabine)

Emtriva is an oral formulation of a nucleoside analogue reverse transcriptase inhibitor, dosed once a day as part of a combination therapy to treat HIV infection in adults. We sell Emtriva in the U.S. through our U.S. commercial team and in the major European countries through our European commercial team. See “Commercial Operations.”

The FDA approved Emtriva for marketing in the U.S. for the treatment of HIV in July 2003 and the European Commission granted Marketing Authorisation for Emtriva in all fifteen member states of the European Union in October 2003.

Emtriva is an antiviral agent against HIV strains obtained from a geographically diverse set of HIV-infected patients. Laboratory studies have shown that Emtriva shares cross-resistance patterns with lamivudine. The most common resistance mutation to these two agents also reverses resistance of HIV to AZT in some cases. Four Phase 3 clinical studies for Emtriva have been completed, one in collaboration with the Agence Nationale de Recherches sur le Sida (ANRS) in France. One of these studies, Study FTC-301, compared Emtriva (200 mg once-a-day) to stavudine (40 mg twice-a-day) in combination with didanosine (400 mg once-a-day) and efavirenz (600 mg once-a-day) in patients without previous antiretroviral therapy. In July 2002, an independent data safety monitoring board (DSMB) established to provide oversight of the study recommended that Emtriva be offered to all patients enrolled in this study. The interim results evaluated by the study’s DSMB showed that the Emtriva arm was statistically superior to the stavudine arm for primary and secondary endpoints for safety and efficacy. Eighty-seven percent (87%) of the patients in the once-a-day Emtriva arm had persistent virologic response through six months compared to 80% for the twice-daily stavudine arm. Patients in the Emtriva arm also had significant improvements in immunologic function. In view of a compelling difference in favor of the Emtriva arm, the DSMB recommended that the study be amended and all patients were given the option to switch to open-label Emtriva or continue on blinded therapy until the last randomized patient completed week 48 in October 2004. The final analysis of the study confirmed the superior efficacy and safety of Emtriva compared to stavudine in combination with didanosine and efavirenz.

We have an exclusive, worldwide license to patent rights and related technology for Emtriva from Emory University. See “Academic and Consulting Relationships—Emory University and University of Georgia Research Foundation.”

AmBisome (amphotericin B liposome for injection)

AmBisome is a proprietary liposomal formulation of amphotericin B. Amphotericin B is a powerful antifungal agent that is known for its ability to treat serious invasive fungal infections caused by various fungal species. These infections are generally life threatening, particularly in patients who have depressed immune systems due to aggressive chemotherapy regimens, stem cell or organ transplant or HIV infection. Amphotericin B treatment also has serious side effects, including kidney toxicity. Studies show, however, that by delivering amphotericin B in our proprietary liposomal formulation, AmBisome reduces the rate and severity of kidney toxicity and injection-related reactions and allows these patients to receive higher doses of amphotericin B.

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

In the U.S., we co-promote AmBisome with Fujisawa through our U.S. commercial team. Our agreement with Fujisawa entitles us to a percentage of revenues generated from these sales and provides that Fujisawa purchases AmBisome from us at our manufacturing cost. See “Collaborative Relationships—Fujisawa.” In the major European countries and in Australia, we sell AmBisome through our international commercial teams; in certain other countries we sell AmBisome through independent distributors. Most of our revenues from AmBisome are in Europe, and we expect this to be the case for the foreseeable future.

We have licensed commercial rights for AmBisome in Japan to Sumitomo Pharmaceuticals Co., Ltd. (Sumitomo) in exchange for royalties generated from those activities; however, AmBisome is not yet approved for sale in Japan.

AmBisome faces strong competition from several current competitors, and expected competitors whose treatments are in late stage clinical trials. See “Competition.” Competition from these current and expected competitors is likely to erode the revenues we receive from sales of AmBisome.

Hepsera (adefovir dipivoxil)

Hepsera is an oral formulation of a nucleotide analogue HBV DNA polymerase inhibitor, adefovir dipivoxil, dosed once a day to treat chronic hepatitis B. Hepatitis B is caused by the highly contagious hepatitis B virus (HBV) and can cause acute liver failure. Some patients develop a chronic hepatitis B infection, which over many years can lead to complications, such as cirrhosis, liver cancer and liver failure, and in approximately 33% of patients can result in death. According to recent estimates from the World Health Organization and the Centers for Disease Control, there are over 400 million people worldwide and about 1.25 million people in the U.S. who have chronic hepatitis B. There are about one million deaths attributable to chronic hepatitis B worldwide each year, and it is one of the ten leading causes of death worldwide. Hepsera disables HBV by interfering with the activity of an enzyme known as HBV polymerase, which is necessary for the virus to replicate.

Our applications for U.S. and European Union marketing authorizations included data from two separate Phase 3 clinical trials designed to evaluate the safety and efficacy of Hepsera in a 10 mg dosage for treating patients with the hepatitis B virus. Both of our Phase 3 trials were designed as randomized, double-blind, placebo-controlled studies at clinical sites in the U.S., Canada, Europe, Australia and Southeast Asia. Study 437 evaluated Hepsera for treating patients who test positive for the HBV “e” antigen, the most common type of hepatitis B in the U.S. The other trial, Study 438, evaluated Hepsera for treating patients with a type of hepatitis B known as “precore mutant hepatitis B,” the most common in Southeast Asian and Mediterranean countries. Through 48 weeks, no adefovir-associated resistance mutations were identified in the hepatitis B patients treated in these clinical trials, which suggests that the development of resistance to Hepsera in hepatitis B patients may be delayed and infrequent. Consequently, we believe that Hepsera’s resistance profile could make it an important drug for treating chronic hepatitis B. We cannot be certain, however, that the resistance data we may obtain from the continuing Phase 3 clinical trials on Hepsera will continue to show these resistance characteristics.

Hepsera is approved for sale in the U.S. for the treatment of chronic hepatitis B in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active liver disease. Our U.S. commercial team sells Hepsera in the U.S. In March 2002, we applied for approval by the EMEA of Hepsera for treatment of chronic hepatitis B in the European Union. Approval by the EMEA was recommended by the Committee for Proprietary Medicinal Products (CPMP) in November 2002 and was received in March 2003. We plan to sell Hepsera in the major European Union countries through our European commercial team.

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

Chronic hepatitis B is most common in China and Southeast Asia. We commenced Phase 1 clinical trials in China in June 2001. We have licensed the rights to commercialize Hepsera solely for the treatment of hepatitis B in China, Korea, Japan, Taiwan, the rest of Asia, Latin America and certain other territories to GlaxoSmithKline (GSK). To date, GSK has begun selling Hepsera in Hong Kong, Singapore, the

Philippines, Indonesia and Pakistan. In China, Hepsera was granted Class I designation which, if Hepsera is ultimately approved for sale in China, would give GSK 12 years of market exclusivity for Hepsera with respect to competitors who may otherwise be able to begin clinical development of adefovir dipivoxil following such approval. After receiving the Chinese government’s approval of the Phase 1 study, we were given approval to move forward with the Phase 2/3 program, and completed patient enrollment in March 2003.

Several existing therapies for treating patients who are infected with HBV compete with Hepsera. These treatments represent significant competition for Hepsera. See “Competition.”

We have an exclusive, worldwide license to patent rights and related technology for adefovir dipivoxil from IOCB/REGA, and pay a percentage of net revenues from sales of Hepsera to IOCB/REGA in countries where the product has patent protection, including the U.S. and the European Union. In addition, we pay a small variable percentage of net revenues from U.S. sales of Hepsera to the M.D. Anderson Cancer Center. See “Academic and Consulting Relationships—M.D. Anderson Cancer Center.”

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

Tamiflu is approved in more than 60 countries, including the U.S., Japan and the European Union for treatment of influenza in children and adults. Tamiflu is also approved in the U.S. and the European Union for the prevention of influenza in adolescents and adults. We developed Tamiflu with Roche, and Roche has the exclusive right to manufacture and sell Tamiflu, subject to its obligation to pay us a percentage of the net revenues that Roche generates from Tamiflu sales. To date, Roche’s sales of Tamiflu have been significantly below expectations. Moreover, Roche has experienced problems in the manufacturing and distribution of Tamiflu, which have reduced the net sales and our royalty. This has not had a material effect on our revenues. See “Collaborative Relationships—Roche.”

There are several products that have been available to treat the flu for some time, but they have not been shown to be as effective or as safe as neuraminidase inhibitors. See “Competition.”

Tamiflu is not being marketed as an alternative to influenza vaccinations. We believe that influenza vaccinations will remain the most effective method of preventing the flu.

Vistide (cidofovir injection)

Vistide is an antiviral medication for the treatment of CMV retinitis in patients with AIDS. CMV retinitis is a condition characterized by lesions that form on a patient’s retina that affects persons with weakened immune systems and is most common in patients with AIDS. If left untreated, CMV retinitis can lead to blindness.

Vistide is approved for sale in the U.S., the European Union and several other countries. Demand for Vistide has been low and product revenues are immaterial. Our U.S. commercial team sells Vistide in the U.S. Outside the U.S., Pfizer has the exclusive right to sell Vistide. Pfizer pays us a percentage of revenues it generates from sales of Vistide. See “Collaborative Relationships—Pfizer.”

The active agent in Vistide, cidofovir, is being considered as part of the U.S. government strategy for dealing with potential bioterrorism attacks involving smallpox, a life-threatening and highly communicable infectious disease. In laboratory tests, cidofovir has demonstrated activity against all 31 strains of the virus that causes smallpox. In current clinical trials of diluted smallpox vaccine conducted by the National Institute of Allergy and Infectious Diseases, cidofovir is being considered as a potential treatment for vaccinia infection, an adverse reaction sometimes caused by the smallpox vaccine. Additionally, the U.S. National Institutes of Health holds an investigational new drug application (IND) that allows for the emergency use of cidofovir for smallpox outbreaks without marketing approval from the FDA. We do not know what the efficacy of cidofovir might be in such emergency use, or what side effects, if any, may appear with the use of cidofovir for smallpox. We also cannot predict whether the U.S. or other countries’ governments may stockpile Vistide for the treatment of smallpox.

DaunoXome (daunorubicin citrate liposome injection)

DaunoXome is a liposomal formulation of the anticancer agent daunorubicin. It is a first-line therapy for treating patients who suffer from certain types of HIV-associated Kaposi’s sarcoma, a disease characterized by widely disseminated lesions in the skin, mucous membranes, lymph nodes and viscera that can be life threatening for patients suffering from AIDS.

DaunoXome is approved for sale in the U.S. and more than 20 other countries. We sold DaunoXome in the U.S. and sell it abroad through independent distributors. Demand for DaunoXome has been low and product revenues are immaterial. In December 2003, we made the decision to discontinue selling this product.

Our Products in Clinical Trials

Fixed-Dose Combination of Viread and Emtriva

We are currently developing a fixed-dose combination of Viread and Emtriva. We have completed a bioequivalence study, which evaluated the systemic exposure to patients of the combination tablet in comparison with the two individual products taken together, and are currently conducting two 48-week trials in which Emtriva and Viread are taken together as separate pills.

Emtricitabine for Hepatitis B

Emtricitabine has been shown to be an inhibitor of hepatitis B virus replication in patients chronically infected with HBV. We are currently in Phase 3 clinical development of emtricitabine for the treatment of chronic hepatitis B. Some of the development activities undertaken with emtricitabine for the treatment of HIV will also be used in the assessment of emtricitabine for the treatment of chronic hepatitis B. In November 2003 we announced results from a 48-week clinical trial comparing the efficacy and safety of emtricitabine 200 mg once a day versus placebo in 248 patients with chronic hepatitis B (Study FTCB-301). We believe that a second Phase 3 clinical trial will be necessary before emtricitabine could be submitted for review to any regulatory agency. This second Phase 3 trial has not yet been designed and the strategy for emtricitabine for the treatment of hepatitis B is still evolving.

GS 7340

GS 7340 is a novel nucleotide analogue reverse transcriptase inhibitor that, when processed in the body, yields tenofovir, the active chemical yielded by Viread, selectively within lymphatic cells. The chemical composition of GS 7340 may allow it to cross cell membranes more easily than Viread, leading to greater potency than Viread. Based on data from our Phase 1/2 clinical trials of GS 7340, we have begun developing a Phase 2 program for the treatment of HIV infection which will evaluate patients who are treatment naive and those who are highly resistant to thymidine analogues.

Research & Development

We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active product acquisition and in-licensing strategy, such as our acquisition of Triangle completed in January 2003. We have research scientists in Foster City and San Dimas, California and Durham, North Carolina engaged in the discovery and development of new molecules and technologies that we hope will lead to new medicines and novel formulations of existing drugs. Our therapeutic focus is in the areas of life threatening infectious diseases. In total, our research and development (R&D) expenses for 2003 were $164.9 million, compared with $134.8 million for 2002 and $185.6 million for 2001.

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

HIV Protease Inhibitors

We are evaluating a number of small molecule compounds known as protease inhibitors for the potential treatment of HIV infection. Protease inhibitors act by interfering with the activity of protease, an enzyme that, like reverse transcriptase, is necessary for replication of HIV. We have conducted a number of preclinical experiments on these compounds and have demonstrated that they have potent antiviral activity. Our lead candidate is GS 9005 (formerly known as GS 4338), which is currently undergoing extensive preclinical evaluations. We submitted an investigational new drug application to the FDA for GS 9005 in January 2004.

Other Antiviral Research

We are undertaking additional research in the area of treatment of viral diseases. Many of these efforts focus on potential targets in HIV for therapeutic drugs. We also have significant research efforts aimed at hepatitis C viral infection. See “Collaborative Relationships—Chiron Corporation.”

Commercial Operations

We have U.S. and international commercial sales operations. We have marketing subsidiaries in the United Kingdom, Germany, Italy, Spain, France, Portugal, Greece and Australia. Our commercial teams promote and sell Viread, Emtriva, Hepsera and AmBisome in the U.S., Europe and Australia. AmBisome is also sold by Fujisawa in the U.S. and by Sumitomo in Japan. GSK will promote and sell Hepsera in Asia and South America. We sell Vistide in the U.S and our commercial partner, Pfizer, sells Vistide outside of the U.S. Our commercial partner, Roche, promotes and sells Tamiflu everywhere it is sold. Japan Tobacco Inc. (Japan Tobacco) will promote and sell Viread and Emtriva in Japan when approved by Japanese regulatory authorities.

Our commercial teams promote Viread, Emtriva and Hepsera through direct field contact with physicians, hospitals, clinics and other healthcare providers who are involved in the treatment of patients with HIV (for Viread) or chronic hepatitis B (for Hepsera). They also promote AmBisome to infectious disease specialists, hematologists, intensive care units, hospitals, home health care providers and cancer specialists.

The European commercial team is supported by medical, sales operations, marketing, financial, regulatory, legal affairs, manufacturing and human resources and information technology personnel located primarily in our European headquarters in Paris, France. The U.S. and Australian commercial teams are supported by our worldwide headquarters in Foster City, California. In some countries outside of the U.S., we have agreements with third-party distributors, including distributors in certain of the countries where we have marketing operations, to promote, sell and distribute Viread, Emtriva, Hepsera and AmBisome. These international distribution agreements generally provide that the distributor has the exclusive right to sell Viread, Emtriva and AmBisome in a particular country or several countries for a specified period of time.

In January 2003, we announced a program pursuant to which we will be selling Viread at our cost to all countries in Africa and to the 15 other countries designated “Least Developed Countries” by the United Nations. We are taking steps to ensure that the Viread product sold under this program is used to serve patients in the developing world and not diverted to other markets. See “International Distribution.”

To support and expand the commercialization of Viread, Hepsera and Emtriva, we have significantly increased our sales force in the U.S. and are devoting additional marketing resources in the U.S. to improve our coverage of healthcare professionals treating HIV-infected and HBV-infected patients. We have also significantly increased the size of our commercial operations in Europe to manage the commercialization of Viread, Emtriva and Hepsera in the European Union.

In April 2002, we entered into a licensing agreement with GSK, under which GSK received exclusive rights to commercialize Hepsera in Asia, Latin America, Africa and certain other territories. Under the agreement, we retained rights to Hepsera in the U.S., Canada, Eastern and Western Europe, Australia, New Zealand and Turkey. GSK also received exclusive rights to develop Hepsera solely for the treatment of chronic hepatitis B in all other countries, the most significant of which include China, Korea, Japan and Taiwan. GSK will have full responsibility for development and commercialization of Hepsera in its territories.

In July 2003, we entered into a licensing agreement with Japan Tobacco under which Japan Tobacco will commercialize products in Gilead’s HIV portfolio in Japan. The agreement includes Viread, Emtriva and a future co-formulation of the two products. Japan Tobacco has submitted an application for Viread and expects to submit an application for Emtriva and co-formulation of the two products to Japanese regulatory authorities this year.

In the U.S., Viread, Hepsera, Emtriva, Vistide and DaunoXome are returnable in their original, unopened containers after expiration up to one year beyond the expiration date or, if damaged when received by the customer. Our customers may return AmBisome if the shelf life has expired or if the product is damaged or defective when the customer receives it. AmBisome has an approved shelf life of 36 months in the U.S. and 30 months in most European countries. DaunoXome has a shelf life of 52 weeks in the U.S. and most European countries. Viread has a shelf life of 24 months in the U.S. and the European Union. Hepsera has a shelf life of 24 months in the U.S. and the European Union. Emtriva has a shelf life of 24 months in the U.S. and the European Union. To date, returns, rebates and discounts have not been material to our financial results. Fujisawa establishes the return policy for AmBisome in North America, and Roche establishes the return policy for Tamiflu. At the end of each flu season, there have been significant returns of Tamiflu to Roche, which reduce the net sales on which our royalty from Roche is based.

Additionally, certain governmental agency customers and state AIDS drug assistance programs are entitled to or receive discounts, and we are required to provide rebates under state Medicaid programs. We believe that we provide adequate provisions for these discounts and rebates in accordance with our revenue recognition policy.

Collaborative Relationships

As part of our business strategy, we establish collaborations with other companies to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring from other companies products or rights to products and technologies that are complementary to our business. The accounting for each of these relationships can be found in Note 10 to our consolidated financial statements included in this report. Our existing collaborative relationships are as follows:

Archemix Corporation

In October 2001, we entered into an agreement with Archemix Corporation (Archemix). Under this agreement we granted Archemix an exclusive sublicense to the SELEX technology to identify aptamers, subject to the exclusion of all development areas as to which rights have not already been granted or forfeited. Our rights to the SELEX technology derive from a license to us from University License Equity Holdings, Inc., (“ULEHI”), the successor to University Technology Corporation and its predecessor University Research Corporation. The financial terms of the agreement with Archemix provide for lump sum payments to us totaling $17.5 million. Archemix has now made these payments. We also received warrants to purchase Archemix stock under the agreement. As required by our agreements with ULEHI, we shared a portion of the cash payments with, and transferred the warrants to ULEHI. See “Academic and Consulting Relationships—University License Equity Holdings, Inc.”

Chiron Corporation

In August 2003, we entered into a non-exclusive licensing agreement with Chiron Corporation (Chiron) for the research, development and commercialization of small molecule therapeutics against selected hepatitis C virus (HCV) drug targets. Under the agreement, we received non-exclusive rights to Chiron’s HCV technology for drug screening purposes. We expect this technology to assist us in our research and discovery effort to identify and develop potential HCV therapies. Under the terms of the agreement, we paid Chiron an up-front license fee and agreed to make milestone payments and royalty payments if a product is developed using the licensed technology.

EyeTech Pharmaceuticals

In March 2000, we entered into an agreement with EyeTech Pharmaceuticals, Inc. (EyeTech) relating to a product named Macugen that it has developed for the treatment of age-related macular degeneration (AMD) and diabetic macular edema (DME). We invented the compound upon which Macugen is based, NX 1838, using SELEX technology licensed to us from ULEHI. See “Academic and Consulting Relationships—University License Equity Holdings, Inc.”  We then licensed NX 1838 to EyeTech who further developed it into Macugen. Under its license from us, EyeTech is required to pay us fees and milestone payments, as well as a percentage of any revenue they generate from worldwide sales of Macugen. In addition, EyeTech granted us warrants to purchase EyeTech preferred stock. Our agreement with EyeTech expires upon the later of ten years after first commercial sale of any product developed, or the date the last patent expires under the agreement. EyeTech granted Pfizer a sublicense relating to Macugen in December 2002. In December 2002, in connection with this sublicense, we entered into a license with Pfizer on the same terms as contained in our agreement with EyeTech. In December 2003, we also entered into an agreement with EyeTech to supply Macugen to EyeTech for three years.

Fujisawa

In 1991, we entered into an agreement granting Fujisawa the exclusive right to promote and sell AmBisome in Canada and the primary responsibility to promote and sell AmBisome in the U.S. with Gilead as a co-promoter. Fujisawa pays us approximately 17% of Fujisawa’s net revenues from sales of AmBisome in the U.S. We reserved the right to promote and sell AmBisome in the rest of the world, and pay Fujisawa 4% of our net revenues for AmBisome sales in significant Asian markets, including Japan, Korea, Taiwan, China and India. We manufacture all AmBisome that is sold worldwide. We sell AmBisome to Fujisawa for sale in the U.S. at a price equal to our cost to manufacture the product, and for sale in Canada at a price equal to our cost to manufacture the product, plus a specified percentage. Our agreement with Fujisawa terminates when the last patent covering AmBisome in the U.S. or Japan expires.

GlaxoSmithKline

In April 2002, we entered into a licensing agreement with GSK giving it exclusive rights to commercialize Hepsera solely for the treatment of chronic hepatitis B in Asia, Latin America and certain other territories. In addition to fees, milestone payments and other contract revenues, GSK is required to pay us a percentage of any revenue they generate from sales of Hepsera in the licensed territories. Under our agreement with GSK, we have entered into a clinical and commercial supply agreement with GSK under which we are required to supply them with their clinical and commercial requirements at our fully burdened cost to do so, subject to reasonable forecasting and ordering procedures. Our agreement with GSK expires on an individual country basis the later of patent expiration or ten years from first commercial sale in the particular country. In addition, GSK has the right to electively terminate the agreement on 12 months notice to Gilead, subject to a fee for elective termination under some circumstances early during the term of the agreement.

Japan Tobacco

In July 2003, we entered into a licensing agreement with Japan Tobacco under which Japan Tobacco obtained the rights to commercialize products in Gilead’s HIV portfolio in Japan. The agreement includes Viread, Emtriva and a future co-formulation of the two products. We received an up-front fee and are entitled to receive milestone payments. Japan Tobacco also is required to make payments to us based on product sales in Japan. Japan Tobacco has submitted an application for Viread and expects to submit an application for Emtriva and a co-formulation of the two products to Japanese regulatory authorities this year. As contemplated by the license agreement, in December 2003 we completed a supply agreement with Japan Tobacco under which we will supply Japan Tobacco with Viread and Emtriva and a future co-formulation of the two products.

OSI Pharmaceuticals

In December 2001, we sold to OSI Pharmaceuticals (OSI) our pipeline of clinical stage oncology products and related intellectual property, as well as our Boulder, Colorado operations. In consideration for the assets, we received from OSI $130.0 million in cash and 924,984 shares of OSI common stock. Additionally, OSI is required to pay us up to an additional $30.0 million in either cash or a combination of cash and OSI common stock upon the achievement by OSI of certain milestones related to the development of NX 211, the most advanced of the oncology product candidates. Separately, under a manufacturing agreement with OSI, we have agreed to produce for OSI liposomal formulations of two products, including NX 211, at our manufacturing facility in San Dimas, California.

Pfizer

In 1996, we entered into an agreement with Pfizer (formerly Pharmacia Corporation) relating to Vistide. Under this agreement, Pfizer has the exclusive right to market and sell Vistide in all countries outside of the U.S., subject to payment to us of a percentage of net revenues. We are required to sell Pfizer bulk Vistide and to maintain the Vistide patents. Our agreement with Pfizer expires on an individual country basis upon patent expiration or ten years from first commercial sale in countries where the product is not covered by a patent. In addition, Pfizer may terminate the agreement as a whole upon six months notice or upon notice on an individual country basis, three months before applying for marketing approval of a competitive product.

Roche

In 1996, we entered into a collaboration agreement with Roche granting Roche exclusive worldwide rights to Tamiflu, as well as other proprietary influenza neuraminidase inhibitors. As of December 31, 2003, we have received license fees and milestone payments from Roche totaling $48.7 million relating to the execution of this agreement and to regulatory filings and approvals for Tamiflu. Roche also funded all of the research and development costs for Tamiflu, including reimbursement to us of $28.1 million for the period from January 1, 1997 through December 31, 2001. Under the agreement, Roche is responsible for pricing, manufacturing, promoting and selling Tamiflu on a worldwide basis and pays us a percentage of its net revenues from sales of Tamiflu, subject to reduction for certain defined manufacturing costs. Our agreement with Roche terminates on an individual country basis on the later of patent expiration or ten years from first commercial sale in the particular country. In addition, Roche has the right to terminate the agreement in its entirety or an individual country basis prior to expiration at any time upon 12 months notice.

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

Emory University and University of Georgia Research Foundation, Inc.

Emtricitabine.   In April 1996, Triangle obtained, and we acquired as part of our acquisition of Triangle, an exclusive worldwide license to all of Emory University’s rights to purified forms of emtricitabine for use in the HIV and the hepatitis B fields. We are obligated to make certain milestone and royalty payments to Emory, including annual minimum royalties beginning the third year after the first FDA registration is granted for an anti-HIV product incorporating the emtricitabine technology in the U.S. and the third year after the first registration is granted for an anti-hepatitis B product incorporating the emtricitabine technology in certain major market countries, for the HIV and hepatitis B indications, respectively. In 2002, Triangle began paying license maintenance fees because development milestones had not yet been achieved.

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

In May 2002, Emory, GSK and Shire Pharmaceuticals Group, plc (Shire) settled worldwide patent disputes involving lamivudine and emtricitabine. Under the terms of the settlement, Emory received an exclusive license from Shire under Shire’s patents relating to emtricitabine and methods for its use and manufacture and Shire and GSK received exclusive licenses under Emory’s patents relating to lamivudine. Under the terms of our license agreement with Emory, we automatically acquired an exclusive sublicense to the Shire patents relating to emtricitabine granted under the terms of the settlement, thereby resolving all previously pending patent disputes regarding emtricitabine.

The license agreement with Emory terminates upon the later of patent expiration or the expiration of our obligation to pay royalties. In addition, we have the right to terminate the agreement in its entirety or with respect to one or both indications (HIV and HBV) in one or more countries prior to expiration at any time upon 90 days notice.

Amdoxovir.   In March 1996, Triangle entered into, and we acquired as part of our acquisition of Triangle, a license agreement with Emory and the University of Georgia Research Foundation, Inc. (UGRF) pursuant to which we received an exclusive worldwide license to all of Emory’s and UGRF’s rights to a series of nucleoside analogues including amdoxovir and DXG (i.e., the active anti-HIV agent) for use in the HIV and hepatitis B fields. In March 1999, Triangle began paying license maintenance fees because development milestones had not yet been achieved. In January 2004, we announced our intent to terminate the license agreement for amdoxovir.

M.D. Anderson Cancer Center

In 1994, we entered into an agreement with the M.D. Anderson Cancer Center relating to Hepsera. Under this agreement, we currently pay M.D. Anderson Cancer Center a percentage of net revenues based upon sales of Hepsera. The agreement with M.D. Anderson Cancer Center terminates the later of patent expiration or ten years from first commercial sale.

IOCB/REGA

In 1991 and 1992, we entered into agreements with IOCB/REGA relating to Viread, Hepsera and Vistide. Under these agreements, we received from IOCB/REGA the exclusive right to manufacture, use and sell the nucleotide compounds covered by these agreements. We currently pay a percentage of net revenues based upon sales of Viread, Hepsera and Vistide to IOCB/REGA. The agreements with IOCB/REGA terminate on an individual country basis the later of patent expiration or ten years from first commercial sale. In addition, IOCB/REGA may terminate the licenses for a particular product in a key market in the absence of commercial sales of that product within 12 months after regulatory approval.

University License Equity Holdings, Inc.

We have an ongoing collaborative arrangement with University License Equity Holdings, Inc., (“ULEHI”), the successor to University Technology Corporation and its predecessor University Research Corporation, a technology holding company for the University of Colorado at Boulder, relating to its SELEX technology to identify aptamers. Under this arrangement, ULEHI has granted us all of its present and future rights to inventions covered by patents and patent applications for SELEX technology, improvements to SELEX technology it makes or discovers, oligonucleotides or other molecules it makes using SELEX technology and computer software related to SELEX technology. We are required to pay ULEHI certain variable royalties based on revenues generated from sales of products derived using the SELEX technology.

Developing World Collaborations

The Bill & Melinda Gates Foundation & Family Health International

In October 2002, we entered into an agreement with the Bill & Melinda Gates Foundation and Family Health International (FHI) to provide Viread for FHI’s multinational clinical trial evaluating Viread’s effectiveness as a method of reducing the risk of HIV infection among sexually active adults who are regularly exposed to HIV. The clinical trials, to be conducted by FHI, are funded by a $6.5 million, three-year grant from the Gates Foundation.

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

International Distribution

We have various agreements with distributors in Europe, Asia, Latin America, the Middle East and Africa that grant these distributors the exclusive right to sell Viread, Emtriva, Hepsera and AmBisome in a particular country or countries for a specified period of time. Most of these agreements also provide for collaborative efforts between us and the distributor for obtaining regulatory approval for the product in the particular country and for marketing the product in the country. Most of these agreements establish a price that the distributor must pay for our product and require us to deliver quantities of the product ordered by the distributor.

Manufacturing

AmBisome

We manufacture AmBisome in commercial quantities in two separate but adjacent facilities in San Dimas, California. The Medicines Control Agency of the United Kingdom and the FDA have approved the commercial production of AmBisome in the facility in which it is produced. To import AmBisome into the European Union, we own a manufacturing facility in Dublin, Ireland where we perform quality control testing, final labeling, packaging and distribution for the European Union and elsewhere. We have discontinued manufacturing DaunoXome.

We use commercially available materials and equipment to manufacture these products. Currently, we obtain the amphotericin B and the cholesterol that we use to manufacture AmBisome from single approved suppliers.

AmBisome is sold as a freeze-dried product. We currently freeze-dry AmBisome at our San Dimas manufacturing facility and also use a third party to freeze-dry additional product as needed. Given our current projections for AmBisome demand, we believe we have sufficient capacity to meet future demand. We also have the option of installing additional freeze-drying capacity in San Dimas should such additional supply become necessary. If we were unable to install additional freeze-drying capacity in San Dimas or locate appropriate third parties to meet this need, our ability to meet increased AmBisome demand would be diminished.

Antiviral Products

We contract with third parties to manufacture our antiviral drugs for clinical and commercial purposes, including Viread, Emtriva, Hepsera and Vistide.

We manufacture Viread tablets through a single contract manufacturer for the U.S. and the European Union and for sales and distribution in other territories. In addition, we have a second contract manufacturer in Europe for European Union distributed product. All have been approved by their respective agencies.

We have obtained qualification in the U.S. and European Union for two contract manufacturers for adefovir dipivoxil, the active ingredient in Hepsera. We have one contract manufacturer for the final Hepsera drug product for commercial supply and are seeking to qualify a second supplier.

We entered into an agreement with Abbott Laboratories (Abbott) to manufacture emtricitabine bulk drug substance and final drug product for us. We have qualified a second contract manufacturer for bulk drug substance in both the U.S. and the European Union.

We have two suppliers that have been approved by the FDA and the European Union to manufacture cidofovir bulk drug substance, which is used in Vistide. We have a single FDA and EMEA approved supplier for Vistide drug product.

In January 2002, Roche announced that, due to production problems, the liquid suspension form of Tamiflu approved for treatment of children as young as one year-old was not available; however, the liquid suspension form of Tamiflu was returned to market in time for the 2002-2003 flu season. These production issues did not affect availability of the tablet form of Tamiflu for adults and adolescents 13 years and older. In Japan, where the 2002-2003 flu season was particularly severe, Roche’s sublicensee, Chugai Corporation, was unable to meet the heightened demand satisfactorily. In January 2003, Chugai issued a press release attributing this failure, in part, to manufacturing problems. In November 2003, Chugai announced a recall of Tamiflu. These problems in Japan have reduced the net sales and royalty from Roche. While royalties from Roche for Tamiflu have been below our expectations, to date, these production and commercialization issues have not had a material effect on our earnings, and we do not expect them to have a material effect on our earnings in the future.

We have no commercial-scale manufacturing facilities for our antiviral products. For our future antiviral products, we will need to develop additional manufacturing capabilities and establish additional third party suppliers in order to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products, our ability to conduct large-scale clinical trials and meet customer demand for commercial products would be adversely affected.

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

	U.S. Patent Expiration	European Patent Expiration
Products
Viread	2017	2018
Hepsera	2014	2011
AmBisome	2016	2008
Tamiflu	2016	2016
Vistide	2010	2012
Emtriva	2021	2011

Patents covering Viread, Hepsera, Vistide and Emtriva are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties. See “Collaborative Relationships” and “Academic and Consulting Relationships.” Patents do not cover the active ingredients in AmBisome. Instead, we hold patents to the liposomal formulations of this compound and also protect formulations through trade secrets. We do not have patent filings covering all forms of Hepsera in China or in certain other Asian countries, although we do have applications pending in various Asian countries, including China, that relate to specific forms and formulations of Hepsera. Asia is a major market for HBV therapies.

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

Competition

Our products and development programs target a number of diseases and conditions, including viral and fungal infections. There are many commercially available products for these diseases, and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. Our current products compete with other available products based primarily on:

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

Viread and Emtriva.   The HIV competitive landscape is becoming more crowded and complicated as treatment trends continue to evolve. A growing number of anti-HIV drugs are currently sold or are in advance stages of clinical development. Of the 22 branded drugs available in the U.S., Zerit (stavudine, d4T) sold by Bristol-Myers Squibb (BMS) and the fixed combination products, Combivir (AZT and 3TC) and Trizivir (AZT, 3TC, ABC), both sold by GSK, represent the most direct competition for Viread. These companies are in the process of launching formulations of existing drugs now indicated by the FDA for once-daily oral dosing. These include GSK’s 300 mg dose of Epivir (3TC) and BMS’s new extended release formulation of Zerit. Other recently approved antiretroviral products include atazanivir (QD protease inhibitor from BMS) and Fuzeon (injectable integrase inhibitor from Roche/Trimeris). GSK has filed an application for approval of a once-daily dose of Ziagen (abacavir), as well as a new fixed dose combination of Ziagen and Epivir. Other companies competing in the HIV therapeutic category are Pfizer, Merck, Boehringer-Ingelheim and Abbott.

AmBisome.   AmBisome faces strong competition from several current and expected competitors. Current competitors include:

•       conventional amphotericin B, made by BMS and numerous generic manufacturers;

•       caspofungin, a product developed by Merck, which is marketed as Cancidas in the U.S. and as Caspofungin elsewhere;

•       voriconazole, developed by Pfizer, which is marketed as Vfend; and

•       other lipid-based amphotericin B products approved in the U.S. and throughout Europe, including Abelcet, sold by Enzon Corp. in the U.S., Canada and Japan and by Medeus Pharma Ltd. in Europe, and Amphotec, sold by InterMune Pharmaceuticals, Inc.

Presently unapproved but expected competitors include a class of treatments called echinocandins, including Fujisawa’s micafungin, which received marketing approval in Japan in October 2002 and is under review for regulatory approval in the U.S. and Canada, and anidulafungin, a Vircuron, Inc. (formerly Versicor, Inc.) product candidate, which is being evaluated in multiple late-stage clinical trials. Finally, Schering Plough is developing Noxafil (posaconazole), which is currently in Phase 3 trials.Competition from these current and expected competitors has eroded and is likely to continue to erode the revenues we receive from sales of AmBisome.

Hepsera.   Hepsera faces significant competition from existing therapies for treating patients who are infected with HBV. Most significantly:

•       Epivir-HBV (lamivudine) was developed by GSK in collaboration with Shire Pharmaceuticals, and is sold in all major countries throughout North and South America, Europe, and Asia. It is an orally administered nucleoside analogue that inhibits HBV DNA polymerase.

•       Intron-A (interferon alfa-2b) is sold by Schering Plough in major countries throughout North and South America, Europe, and Asia. Intron-A is an injectable drug with immunomodulatory effects.

Hepsera may also face competition from clinical-stage candidates, including Bristol-Myers Squibb’s entecavir and Idenix’s LdT, two oral nucleoside analogues currently in Phase 3 trials. Other competition will include Roche’s Pegasys (pegylated interferon alfa-2a), which is currently being studied for chronic hepatitis B.

Tamiflu.   Tamiflu competes with Relenza, an anti-flu drug that is sold by GSK. Relenza is a neuraminidase inhibitor that is delivered as an orally-inhaled dry powder.

Vistide.   Vistidecompetes with a number of drugs that also treat CMV retinitis, including ganciclovir, sold in intravenous and oral formulations by Roche and as an ocular implant by Bausch & Lomb Incorporated; valganciclovir, also marketed by Roche; foscarnet, an intravenous drug sold by AstraZeneca; and, formivirsen, a drug injected directly into the eye sold by CibaVision.

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

The FDA must approve a drug before it can be sold in the U.S. The general process for this approval is as follows:

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug’s potential safety and benefits. We submit this data to the FDA in an investigational new drug application (IND) seeking their approval to test the compound in humans.

Clinical Trials

If the FDA accepts the investigational new drug application, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

•       Phase 1.   The drug is given to a small number of healthy human subjects or patients to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.

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

At any point in this process, the development of a drug could be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are conducting, or any that we conduct in the future, will be completed successfully or within any specified time period. We may choose, or the FDA may require us to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

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

Drugs are also subject to extensive regulation outside of the U.S. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries in the European Union (which includes most major countries in Europe). If this procedure is not used, under a decentralized system an approval in one country of the European Union can be used to obtain approval in another country of the European Union under a simplified application process. After approval under the centralized procedure, pricing and reimbursement approvals are also required in most countries. Vistide, Viread, Hepsera and Emtriva were approved by the European Union under the centralized procedure. Viread as an HIV drug was reviewed for accelerated approval in the European Union. Hepsera received a traditional review, as did Emtriva.

Pricing and Reimbursement

Insurance companies, health maintenance organizations (HMOs), other third-party payors and some governments seek to limit the amount we can charge for our drugs. For example, in certain foreign markets, pricing negotiations are often required to obtain approval of a product, and in the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement drug price control. In addition, managed care organizations are becoming more common in the U.S. and will continue to seek lower drug prices. The announcement of these proposals or efforts can cause our stock price to decrease, and if these proposals are adopted, our revenues could decrease.

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

Employees

As of February 27, 2004, we had approximately 1,425 full-time employees. We believe that we have good relations with our employees.

Website

Our website address is www.gilead.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our director and officers’ Section 16 reports, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website directly to our reports.

RISK FACTORS THAT AFFECT GILEAD

In evaluating our business, you should carefully consider the following risks in addition to the other information in this report. Any of the following risks could materially and adversely affect our business, operating results and financial condition.

Substantially all of our revenues are derived from sales of two products. If we are unable to maintain or continue growing sales of Viread or to maintain sales of AmBisome our results of operations may be adversely affected.

We are currently dependent on sales of our two lead products, Viread and AmBisome, to support our existing operations. Together these products accounted for approximately 90% of our total revenues for the year ended December 31, 2003. If we are unable to continue growing Viread revenues or to maintain AmBisome sales, our results of operations are likely to suffer and we may need to scale back our operations. Viread product sales for the year ended December 31, 2003 were $566.5 million, or 65%, of our total revenues and AmBisome product sales and royalties for the year ended December 31, 2003 were $210.9 million, or 24% of our total revenues. We may not be able to maintain the growth rate of Viread or the current sales level of AmBisome for the reasons stated in this risk factor section and, in particular, the following reasons:

•       We face significant competition from businesses that have substantially greater resources than we do. For example, in 2003, we experienced declining sales volumes for AmBisome due in part to the introduction of new European competitors. On a volume basis, AmBisome sales decreased by 5% in Europe in 2003 compared to 2002.

•       As Viread and AmBisome are used over a longer period of time and additional studies are conducted, new issues with respect to safety, resistance and interactions with other drugs may arise which could cause us to provide additional warnings on our labels, narrow our approved indications or halt sales of a product, each of which could reduce our revenues.

•       As a product matures, private insurers and government reimbursers may reduce the amount they will reimburse patients for these products, which will increase pressure on us to reduce prices. For example, in 2003, authorities in Germany and Italy reduced the amount of reimbursement they will provide for patients using Viread and we expect similar reductions in France in 2004.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues and stock price may be adversely affected.

If we do not introduce new products or increase revenues from our existing products, we may not be able to grow our revenues. In order to expand our products, we have begun marketing Hepsera for the treatment of chronic hepatitis B and Emtriva for the treatment of HIV in the United States and in the European Union. In addition, we are developing a co-formulation of tenofovir with emtricitabine. Failure to achieve any of these objectives when expected, or at all, may have a material adverse effect on our business and results of operations. We may not be able to achieve these objectives for the following reasons:

•       Hepsera is a new drug and faces a competitive marketplace in which we have less experience than established competitors. For example, Hepsera primarily competes with lamivudine in the United States and with interferon-alfa 2b in the European hepatitis B market. Hepsera’s primary advantage over lamivudine is that patients have so far been less likely to develop resistance to Hepsera than they have to lamivudine. However, lamivudine has been on the market longer than Hepsera and lamivudine’s resistance problems did not surface until after the product was marketed. Hepsera may not continue to show superior resistance properties to lamivudine. Hepsera’s primary advantages over interferon-alfa 2b are greater safety, tolerability and oral dosing. Newer versions of interferon (pegylated-interferon) are under development and may prove to be safer, more tolerable and offer once-weekly injectable dosing. Marketing a treatment for hepatitis B is also difficult since many infected individuals are not diagnosed and there is not a consensus among physicians as to the appropriate methods of treatment.

•       A physical combination of emtricitabine with tenofovir may not be technically feasible or cost-effective. In addition, we may not be able to develop a chemistry, manufacturing and bioequivalence package that shows the co-formulated tablet gives the same exposure to tenofovir and emtricitabine as the two drugs given individually that will support regulatory approval. We have not completed stability studies necessary to support approval of a co-formulation of tenofovir and emtricitabine.

If we fail to increase our sales of Hepsera or if we do not obtain regulatory approval and successfully market a co-formulation of emtricitabine and tenofovir, we may not be able to increase revenues and expand our research and development efforts.

If significant safety issues arise for our marketed products, our sales may decline, which would adversely affect our results of operations.

The data that support the marketing approvals for our products, including Viread, AmBisome, Hepsera and Emtriva and that form the basis for the safety warnings in our product labels, were obtained in controlled clinical trials of limited duration, and, in the case of Viread, from limited post-approval use. Following approval, these products are and will be used over longer periods of time in many patients taking numerous other medicines, who have underlying health problems and who will not be monitored for dosing compliance. If new safety issues are reported in post-marketing use and we cannot rule out the contributory role of our products, we may be required to provide additional warnings on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. For example, while we did not observe kidney toxicity in our clinical trials of Viread, kidney toxicity has been reported with post-approval use of Viread and the Viread label has been updated to include this warning. If serious safety issues with our marketed products were to arise, sales of these products could be halted by us or by regulatory authorities. In 1999, we discontinued development of adefovir dipivoxil 60 mg for treatment of HIV infection due to concerns about kidney toxicity arising from our studies. The 10 mg dose of adefovir dipivoxil used in Hepsera has not been associated with significant kidney toxicity in our clinical trials to date, other than in patients who have pre-existing kidney problems or who are taking drugs known to cause kidney toxicity. However, kidney toxicity may develop in the broader hepatitis B patient population.

Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to achieve continued compliance could delay commercialization of our products.

The products that we develop must be approved for marketing and sale by regulatory authorities and will be subject to extensive regulation by the FDA and comparable regulatory agencies in other countries. We are continuing clinical trials for AmBisome, Viread, Hepsera and Emtriva for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional products over the next several years. These products may fail to receive marketing approval on a timely basis, or at all. Also, our current filing strategy for a co-formulation of tenofovir and emtricitabine is based on data from completed studies: if the FDA requires additional pivotal studies for a combination product our regulatory filing will be delayed. Regulatory authorities outside of the U.S. and the European Union may not approve emtricitabine for treatment of HIV because it does not have sufficient efficacy advantages over a currently marketed lamivudine product. We also may not be able to obtain the regulatory approvals necessary to expand our commercial efforts into new markets. These failures, delays or limitations, as well as other regulatory changes, actions and recalls, could delay commercialization of any products and adversely affect our results of operations.

In addition, our marketed products and how we sell these products are subject to extensive regulation and review. Later discovery of previously unknown problems with our products or problems with our promotional activities may result in restrictions on our products, including withdrawal of the products from the market. For example, on August 7, 2003, the FDA issued a written warning concerning our promotional activities of Viread. If we fail to comply with applicable regulatory requirements, we could be subject to penalties including fines, suspensions of regulatory approvals, product recalls, seizure of products and criminal prosecution. In addition, we have been named in a multi-party lawsuit alleging that we inflated the reimbursement rates under the Medicaid Program of certain pharmaceuticals we manufacture.

Results of clinical trials are uncertain and may not support continued development of a product pipeline, which would adversely affect our prospects for future revenue growth.

We are required to demonstrate the safety and effectiveness of products we develop in each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. A number of companies in our industry have suffered setbacks in advanced clinical trials despite promising results in earlier trials. For example, in 1999 the FDA denied approval of adefovir dipivoxil (60 mg), a drug developed by Gilead for the treatment of HIV, based on concerns regarding kidney toxicity. We may in the future seek clinical development of similar compounds that also have the potential for kidney toxicity or other adverse effects. If any of our products under development fail to achieve their primary endpoint in clinical trials or if safety issues arise, commercialization of that drug candidate could be delayed or halted.

Manufacturing problems could delay product shipments and regulatory approvals, which may adversely affect our results of operations.

We depend on third parties to perform manufacturing activities effectively and on a timely basis. If these third parties fail to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval, and these events could harm our competitive position. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. The FDA’s current Good Manufacturing Practices are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards. In addition, our manufacturing operations are subject to routine inspections by regulatory agencies and similar regulations are in effect in other countries.

For Viread, Hepsera, Vistide and Emtriva, we rely on third parties for the manufacture of bulk drug substance and final drug product for clinical and commercial purposes. In addition, Roche is responsible for manufacturing Tamiflu. These third-party manufacturers may develop problems over which we have no control and these problems may adversely affect our business. For example, in January 2002, Roche announced that due to production problems the liquid suspension form of Tamiflu approved for treatment of children as young as one year old was not available. In Japan, where the 2002-2003 flu season was particularly severe, Roche’s sublicensee, Chugai Corporation, was unable to meet heightened demand satisfactorily. In January 2003, Chugai issued a press release attributing this failure, in part, to manufacturing problems. These problems in Japan have reduced the net sales and our royalty from Roche.

We manufacture AmBisome at our facilities in San Dimas, California. These are our only formulation and manufacturing facilities in the U.S. We own a manufacturing facility in Ireland that performs certain quality control testing, labeling and packaging. In addition, we use third parties as alternate contract suppliers to fill and freeze dry certain batches of product. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and would be unable to manufacture AmBisome to meet market needs.

We may not be able to obtain materials necessary to manufacture our products, which could limit our ability to generate revenues.

Many of the materials that we utilize in our operations are made at only one facility. For example, we depend on single suppliers for high quality amphotericin B, distearoylphosphatidylcholine and high quality cholesterol, each of which is used in the manufacture of one or more of our liposomal products. Because the suppliers of key components and materials must be named in the new drug application filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If supplies from our suppliers were interrupted for any reason, we may be unable to ship Viread, AmBisome, Hepsera, Emtriva or Vistide, or to supply any of our products in development for clinical trials.

We may need to develop additional manufacturing capacity for our existing and future products, which will increase our expenses.

We have evaluated in the past, and continue to evaluate, the feasibility of acquiring manufacturing capabilities to support the production of our products, principally Viread and Emtriva. These facilities may be required to increase production capacities in order to support clinical trials and to produce such products for commercial sale at an acceptable cost. We have not manufactured these products in the past. Developing these technological capabilities and building or purchasing a facility will increase our expenses with no guarantee that we will be able to recover our investment in our manufacturing capabilities.

We depend on relationships with other companies for sales and marketing performance and revenues. Failure to maintain these relationships would negatively impact our business.

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance. These include collaborations with Fujisawa and Sumitomo for AmBisome, GSK for Hepsera, Roche for Tamiflu, Pfizer for Vistide and Japan Tobacco for Viread and Emtriva. In certain countries, we rely on international distributors for sales of AmBisome, Viread and Emtriva and in some European countries, we intend to rely only on international distributors for sales of Hepsera. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including:

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

•       corporate partners with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products of their own development; and

•       our distributors and corporate partners may be unable to pay us

Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenue from existing products, including Viread, Emtriva, Hepsera, AmBisome and Tamiflu, could decline.

Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories in Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and Korea. The success of Hepsera in these territories will depend almost entirely on the efforts of GSK. In this regard, GSK promotes Epivir—HBV, a product that competes with Hepsera. Consequently, GSK’s marketing strategy for Hepsera may be influenced by its promotion of Epivir—HBV. We receive royalties from GSK equal to a percentage of net sales made by GSK. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera in its territories, our potential revenues from sales of Hepsera may be substantially reduced.

Expenses associated with clinical trials and sales fluctuations as a result of inventory levels held by wholesalers may cause our earnings to fluctuate, which could adversely affect our stock price.

The clinical trials required for regulatory approval of our products are extremely expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter. Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. In addition, a substantial portion of our sales activity in the United States is conducted with three distributors, Amerisource Bergen Corp., McKesson Corp. and Cardinal Health, Inc. Inventory levels held by these and other wholesalers may fluctuate significantly which could cause our sales to them and as a result, our operating results, to fluctuate unexpectedly from quarter to quarter. For example, based on our review of NDC prescription trends, IMS inventory data and actual Viread sales, we believe, in the quarter ended June 30, 2003, wholesalers built up inventory levels by an estimated 1.2 months. We believe this inventory build-up was followed by an equivalent or possibly greater inventory reduction during the quarter ended September 30, 2003.

Approximately half of our product sales occur outside the U.S., and currency fluctuations may cause our earnings to fluctuate, which could adversely affect our stock price.

A significant percentage of our product sales are denominated in foreign currencies. Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar equivalent sales and negatively impact our financial condition and results of operations. We use foreign currency forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency. We also hedge a portion of our accounts receivable balances denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. Additionally, to mitigate the impact of currency rate fluctuations on our cash outflows for certain foreign currency-denominated raw materials purchases, we enter into foreign exchange forward contracts to hedge our foreign currency-denominated accounts payable. Although we use forward contracts to reduce the impact of foreign currency fluctuations on our future results, these efforts may not be successful and any such fluctuations could adversely affect our results of operations.

We face credit risks from our European customers that may adversely affect our results of operations.

We are particularly subject to credit risk from our European customers. Our European product sales to government owned or supported customers in Greece, Spain, Portugal, and Italy are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government owned or supported customers in these countries totaled $148.4 million as of December 31, 2003. If significant changes were to occur in the reimbursement practices of European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

Our plan to supply Viread at our cost to certain developing countries may expose us to liability that would have a material adverse affect on our results of operations and financial condition.

We are launching a distribution program pursuant to which we will supply Viread at our cost to all countries in Africa and to the 15 other countries designated “Least Developed Countries” by the United Nations. The supply and distribution of drugs in a resource-poor environment is a complicated undertaking. As this program develops, we could face unforeseen challenges and risks, which could give rise to unforeseen liabilities. For example, patients in less developed countries using Viread may not be as closely supervised by a doctor as they would be in more developed nations. Accordingly, there may be an increased likelihood of Viread-related complications going undetected or untreated, which could result in significant liability to Gilead.

Our product revenues could be reduced by imports from countries where our products are available at lower prices.

Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those countries from lower price markets. There have been cases in which pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries, where they could be re-sold at much higher prices. If this happens with our products, particularly Viread, which we have agreed to provide at our cost to all countries in Africa and to the 15 other countries designated “Least Developed Countries” by the United Nations, our revenues would be adversely affected.

In addition, in the European Union, we are required to permit cross border sales. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices. Additionally, some U.S. consumers have been able to purchase products, including HIV medicines, from Internet pharmacies in other countries at substantial discounts. Such cross-border sales could adversely affect our revenues.

In some countries, we may be required to grant compulsory licenses for our HIV products or face generic competition for our HIV products.

In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost. In some cases, governmental authorities have indicated that where pharmaceutical companies do not make their HIV drugs available at a low cost, their patents might not be enforceable to prevent generic competition. Some major pharmaceutical companies have greatly reduced prices for HIV drugs in certain developing countries. If certain countries do not permit enforcement of our patents, sales of our products in those countries could be reduced by generic competition. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products in those countries, thereby reducing our sales, or we could respond to governmental concerns by reducing prices for our products. In addition to reducing our sales, compulsory licenses may increase the risk of counterfeiting as we would no longer have control over manufacturing and distribution in those markets. In addition, countries such as Canada are considering amending their patent laws to permit the export of otherwise patented products to countries in the developing world. In all of these situations, our results of operations could be adversely affected.

Our existing products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may reduce profitability.

Successful commercialization of our products depends, in part, on the availability of governmental and third party payor reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. For example, a majority of our sales of AmBisome and Vistide, and a significant percentage of our sales of Viread and Hepsera, are subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. Our business may be adversely affected by an increase in U.S. or international pricing pressures. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general. In the U.S. in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the health care system, either nationally or at the state level. These proposals have included prescription drug benefit proposals for Medicare beneficiaries recently passed by Congress. Additionally, some states have enacted health care reform legislation. Further federal and state developments are possible. Our results of operations could be adversely affected by future health care reforms. In Europe, the success of Hepsera, Tamiflu, Emtriva and Viread will also depend largely on obtaining and maintaining government reimbursement because in many European countries, including the United Kingdom and France, patients are reluctant to pay for prescription drugs out of their own pocket. We also expect that the success of our products in development, particularly in Europe, will depend on the ability to obtain reimbursement. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

In addition, in many international markets, governments control the prices of prescription pharmaceuticals. In these markets, once regulatory marketing approval is received, pricing negotiations with governmental authorities can take twelve months or longer. Some foreign governments have passed, or are considering, legislation to require us to sell our products subject to reimbursement at a mandatory discount. Sales of competing products, attempts to gain market share or introductory pricing programs of our competitors could also require us to lower our prices in these countries, which could adversely affect our results of operations.

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

Patent applications are confidential for at least some period of time, sometimes in the U.S. until a patent issues. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

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

Our competitors may file patent applications covering our technology. If so, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful.

Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties. If we infringe the patents of others, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain such licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products.

In addition, we use significant proprietary technology and rely on unpatented trade secrets and proprietary know-how to protect certain aspects of our production and other technologies. Our trade secrets may become known or independently discovered by our competitors.

We may face significant liability resulting from our products that may not be covered by insurance and successful claims could materially reduce our earnings.

The testing, manufacturing, marketing and use of Viread, AmBisome, Hepsera, Emtriva, Tamiflu, and Vistide as well as products in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. Although we maintain product liability insurance, a successful product liability claim against us may not be covered by our insurance or could require us to pay amounts beyond that provided by our insurance, either of which could impair our financial condition and our ability to clinically test and to market our products.

ITEM 2. PROPERTIES

Our corporate headquarters, including our principal executive offices and some of our research facilities, are located in Foster City, California. At this location, we own approximately 496,000 square feet of space in 16 proximately located buildings. We currently occupy 10 of the 16 buildings and also have a tenant occupying some of the remaining buildings.

We also occupy facilities in San Dimas, California. At this location, we lease approximately 102,500 square feet of space, which houses research and development activities, manufacturing and certain administrative functions. These leases expire in May 2008 and November 2013, with no renewal options at present. In addition, we lease an adjacent warehouse facility with about 53,000 square feet of space that we use for product distribution and administrative functions. This lease expires in May 2006, with two additional five-year extensions.

In Durham, North Carolina, we lease approximately 101,000 square feet of administrative office and laboratory space, of which we sublease approximately 21,000 square feet to third parties. This lease expires in October 2009, after which Gilead has the option to renew for two seven-year terms.

In addition, we lease approximately 141,000 square feet of space for our sales and marketing, regulatory, finance, information technology and human resource operations in Europe and Australia, including a prepaid, 999-year lease for our 13,000 square foot manufacturing and distribution facility in Ireland. The other leases have various expiration dates.

We believe that our facilities are adequate and suitable for at least our current and near-term future needs.

ITEM 3. LEGAL PROCEEDINGS

On September 4, 2003, Gilead entered into a Settlement Agreement and Release with University License Equity Holdings, Inc. (ULEHI) and Archemix Corporation concerning rights to identify aptamers using the SELEX technology licensed by ULEHI to Gilead. The Settlement Agreement and Release resolves disputes among the parties arising out of Gilead’s assignment of rights to identify certain aptamers to Archemix.

On September 2, 2003, the County of Westchester, New York (“Westchester”) served Gilead with a complaint filed in the United States District Court for the Southern District of New York which alleges that Gilead and a large number of other pharmaceutical manufacturer defendants report prices for products that overstate the Average Wholesale Price (“AWP”), allegedly inflating reimbursement rates under the Medicaid Program and causing Westchester to pay artificially inflated prices for covered drugs including, in the case of Gilead, Viread. In addition, Westchester argues that the defendants, including Gilead, did not accurately report the “best price” under the Medicaid Program. The complaint asserts varying claims under the federal RICO statutes, their state law corollaries, as well as state law claims for deceptive trade practices and common law fraud. Gilead intends to vigorously defend itself against the allegations. The complaint seeks an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief. Other defendants in this lawsuit have been named in numerous other lawsuits with comparable AWP allegations. To our knowledge, Gilead has not been named in these other lawsuits. Were Gilead to be named and served in other lawsuits with comparable AWP allegations, adverse results could result in material damages.

A purported class action complaint was filed on November 10, 2003 in the United States District Court for the Northern District of California against Gilead and our Company’s Chief Executive Officer, Chief Financial Officer, Executive Vice Presidents of Operations and Research and Development, and Senior Vice Presidents of Manufacturing and Research. The complaint alleges that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Gilead’s securities during the period from July 14, 2003 through October 28, 2003. Other similar actions were subsequently filed and the court issued an order consolidating the lawsuits into a single action on December 22, 2003. We believe that we have meritorious defenses to the allegations contained in the complaint and intend to defend the case vigorously. No trial date has been scheduled. On February 9, 2004, the court issued an order appointing lead plaintiffs in the action, and these lead plaintiffs have until March 25, 2004 to file a consolidated complaint.

In December 2003, two purported shareholder derivative lawsuits were filed by individual shareholders on behalf of Gilead against its directors and certain executive officers in the Superior Court of the State of California, County of San Mateo alleging, among other things, that defendants violated the California Corporations Code and breached fiduciary duties owing to Gilead. Gilead is named as a nominal defendant. The plaintiffs seek unspecified damages on behalf of Gilead in connection with alleged insider trading during the period between July 14, 2003 and October 28, 2003 and defendants’ alleged breach of their fiduciary duties, abuse of control, waste and mismanagement. The two cases were consolidated into a single action on January 15, 2004 and plaintiffs filed a consolidated complaint on February 12, 2004. No trial date has been scheduled. We intend to take all appropriate action to defend our interests in connection with this litigation.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on The Nasdaq Stock Market under the symbol “GILD”. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock on The Nasdaq Stock Market. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent prices of actual transactions.

	High	Low
2003
First Quarter	$43.20	$31.24
Second Quarter	$57.37	$40.58
Third Quarter	$70.61	$53.37
Fourth Quarter	$61.65	$50.27
2002
First Quarter	$39.00	$28.95
Second Quarter	$38.19	$28.05
Third Quarter	$37.25	$26.08
Fourth Quarter	$40.00	$30.61

As of February 27, 2004, we had 213,780,787 shares of common stock outstanding held by approximately 511 stockholders of record. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

On December 18, 2002 we issued $345.0 million of 2% convertible senior notes due December 15, 2007 in a private offering to Goldman, Sachs & Co., which resold the notes to qualified institutional investors. The notes are currently convertible into a total of 7,340,425 shares of common stock at $47.00 per share. Net proceeds were approximately $336.6 million.

ITEM 6. SELECTED FINANCIAL DATA

GILEAD SCIENCES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA(1)
(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues	$867,864	$466,790	$233,769	$195,555	$168,979
In-process research and development	488,599	—	—	—	—
Total costs and expenses	1,026,539	385,783	354,458	247,873	239,838
Income (loss) from operations	(158,675)	81,007	(120,689)	(52,318)	(70,859)
Gain on sale of oncology assets	—	—	157,771	—	—
Provision for (benefit from) income taxes	(95,530)	1,300	4,135	1,199	888
Income (loss) before cumulative effect of change in accounting principle	(72,003)	72,097	51,182	(43,106)	(66,486)
Cumulative effect of change in accounting principle(2)	—	—	1,089	(13,670)	—
Net income (loss)	$(72,003)	$72,097	$52,271	$(56,776)	$(66,486)
Amounts per common share—basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.36)	$0.37	$0.27	$(0.24)	$(0.39)
Cumulative effect of change in accounting principle	—	—	0.01	(0.07)	—
Net income (loss) per share—basic	$(0.36)	$0.37	$0.28	$(0.31)	$(0.39)
Shares used in per share calculation—basic	201,105	195,543	190,245	182,099	171,305
Amounts per common share—diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.36)	$0.35	$0.25	$(0.24)	$(0.39)
Cumulative effect of change in accounting principle	—	—	0.01	(0.07)	—
Net income (loss) per share—diluted	$(0.36)	$0.35	$0.26	$(0.31)	$(0.39)
Shares used in per share calculation—diluted	201,105	206,477	202,321	182,099	171,305

GILEAD SCIENCES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA (Continued)
(in thousands)

	December 31,
	2003	2002	2001	2000	1999
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$707,000	$942,374	$582,851	$512,878	$294,394
Working capital	1,080,003	1,078,868	627,642	535,560	324,104
Total assets	1,554,722	1,288,183	794,786	678,099	436,808
Long-term obligations	323	273	389	2,238	5,253
Convertible debt	345,000	595,000	250,000	250,000	79,533
Accumulated deficit	(453,643)	(381,640)	(453,737)	(506,008)	(449,232)
Total stockholders’ equity(3)	1,002,974	571,341	452,437	351,124	297,292

(1)          During 2003, Gilead completed the acquisition of all of the net assets of Triangle for an aggregate purchase price of $525.2 million. Approximately $488.6 million of the purchase price was allocated to in-process research and development. Also during 2003, we recorded an income tax benefit of $111.6 million related to the reduction of the valuation allowance on certain of our net deferred tax assets. During 2002, we sold all of our shares of OSI common stock and recognized a loss on the sale of marketable securities of $16.0 million. These shares were partial consideration for the sale of our oncology assets in 2001. During 2001, we completed the sale of our oncology assets and related technology to OSI Pharmaceuticals, Inc. and recorded a non-operating gain of $157.8 million. In 2001, we also recorded a non-operating gain of $8.8 million from the sale of our 49 percent interest in Proligo.

(2)          Gilead adopted Statement of Financial Accounting Standards Nos. 133 and 138, collectively referred to as SFAS 133, Accounting for Derivative Instruments and Hedging Activities,in the first quarter of 2001. The change was accounted for as a change in accounting principle. Effective in the first quarter of 2000, Gilead adopted the SEC’s Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, and the change was also accounted for as a change in accounting principle.

(3)          No cash dividends have been declared or paid on our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases. We are a multinational company, with revenues from six approved products and marketing operations in ten countries. We focus our research and clinical programs on anti-infectives. Currently, we market Viread (tenofovir disoproxil fumarate) and Emtriva (emtricitabine) for the treatment of HIV infection; Hepsera (adefovir dipivoxil) for the treatment of chronic hepatitis B infection; AmBisome (amphotericin B liposome for injection), an antifungal agent; and Vistide (cidofovir injection) for the treatment of CMV retinitis. Roche markets Tamiflu (oseltamivir phosphate) for the treatment of influenza, under a royalty paying collaborative agreement with us. In December 2003, we made the decision to discontinue selling DaunoXome (daunorubicin citrate liposome injection), a drug approved for the treatment of Kaposi’s Sarcoma. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active product acquisition and in-licensing strategy, such as our acquisition of the assets of Triangle Pharmaceuticals, Inc. completed in January 2003. Our internal discovery activities include identification of new molecular targets, target screening and medicinal chemistry. In addition, we are currently developing clinical stage products to treat HIV infection and chronic hepatitis B.

Our operating results for 2003 in comparison to 2002 were characterized by solid growth in our key HIV drug, Viread and represent our second consecutive year of significant increases in total product revenues. Based on independent third party data, Viread has become one of the most widely prescribed antiretrovirals in its class of drugs, achieving more new and total prescriptions than competing drugs in the nucleotide/nucleoside reverse transcriptase inhibitor (NRTI) market. As a result of the growth of Viread sales, higher than expected AmBisome sales and controlled spending, we have generated positive cash flow from operations for each of the last two years, with an increase to $234.6 million in 2003 from $74.4 million in 2002, or 215% year over year growth. We expect our HIV drug sales to grow in the near term, although we expect it to be at a slower rate than we have experienced in the past two years. Enabling this growth is the increasing importance of once-daily regimens in prescribing HIV medications. The availability of both Viread and Emtriva (acquired from Triangle) now provide physicians the ability to construct once-daily regimens.

Operating results for 2003 were impacted by the acquisition of all of the assets of Triangle in January 2003. We completed this acquisition to expand our antiviral pipeline. Triangle was a development stage company with a particular focus on potential therapies for HIV, including AIDS, and the hepatitis B virus (HBV). The aggregate purchase price was $525.2 million, including cash paid of $463.1 million for the outstanding stock, the fair value of stock options assumed of $41.3 million, estimated direct transaction costs of $14.2 million and employee related costs of $6.6 million. Approximately $488.6 million of the purchase price was allocated to in-process research and development and represented the fair value of Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. As a result of this transaction and the related in-process research and development charge, our operating loss for 2003 was $158.7 million versus operating income of $81.0 million in 2002. This acquisition was important to us not only for the compounds we acquired, but also for the opportunity it provided us to create a co-formulation of Viread and Emtriva into a single pill that can be dosed once a day. If successful, we expect this co-formulated product to further grow our HIV franchise. See Note 3 to the consolidated financial statements for further information on the Triangle acquisition.

In December 2001, we completed the sale of our oncology assets to OSI Pharmaceuticals, Inc. in a transaction valued at up to $200.0 million in cash and OSI stock. This transaction has allowed us to focus on and continue to strengthen our core expertise in infectious diseases. See Note 6 to the consolidated financial statements for further information.

Certain prior period amounts have been reclassified to conform to the current presentation.

Forward-Looking Statements and Risk Factors

The following discussion contains forward-looking statements that involve risks and uncertainties. Please read “Risk Factors that Affect Gilead” in Part I for factors that could cause or contribute to material differences between these forward-looking statements and actual results. The “Risk Factors” discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, accrued clinical and preclinical expenses, income taxes and contingencies. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•       We record estimated reductions to revenue for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are based on contractual terms, historical utilization rates and expectations regarding future utilization rates for these programs. Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns. This includes monitoring the feedback that we receive from our sales force regarding customer use and satisfaction, the purchase of third-party data to assist us in monitoring channel inventory levels and subsequent prescriptions as well as, for new products, a review of our other long shelf life products we have sold through the same or similar channels. Further, we monitor the activities and clinical trials of our key competitors and assess the potential impact on our future sales and return expectations where necessary. Expected returns for our marketed drugs are generally low because the shelf life for these products ranges from 24 months for Viread up to 36 months for AmBisome in the U.S. If conditions become more competitive for any of the markets served by our drugs or if other circumstances change, we may take actions to increase our product return estimates or we may offer additional customer incentives. This would result in an incremental reduction of future revenue at the time the return estimate is changed or incentives are offered. For example, between 2002 and 2003, we increased our reserve for government discounts on Viread sales by more than 3% as a result of our review of historical utilization rates and the impact of a 2003 mid-year price increase for Viread. We could see similar increases in the future based on our continued reviews of utilization rates and any potential U.S. price increases for Viread.

•       We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on the government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Our allowance for doubtful accounts balance as a percentage of total accounts receivable did not materially change from December 31, 2002 to December 31, 2003. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors, especially with respect to the government funding and reimbursement practices in the European market, could materially change these expectations and result in an increase to our allowance for doubtful accounts.

•       We write down our inventory based on historical review of the quantity of raw material bad batches experienced in a given year and expectations of production and inventory levels. We also perform quality control reviews of our individual raw material batches. We generally do not maintain inventory reserves based on estimated obsolescence or risk of competition primarily because the shelf life of the products is long. However, if our current assumptions about future production or inventory levels, demand and competition were to change and if actual market conditions are less favorable than those projected by management, additional inventory reserves may be required which could negatively impact our product gross margins.

•       We record accruals for estimated clinical and preclinical study costs. Most of our clinical and preclinical studies are performed by third party contract research organizations (CROs). These costs are a significant component of research and development expenses. During 2003, 2002, and 2001, we incurred $15.0 million, $23.9 million and $33.6 million, respectively, of CRO costs. We accrue costs for clinical studies performed by CROs on a straight-line basis over the term of the service period and adjust our estimates, if required, based upon our on-going review of the level of effort actually incurred by the CRO. Initially we estimate that the work performed under the contracts occurs ratably over the periods to the expected milestone, event or total contract completion date. The expected completion dates are estimated based upon the terms of the contracts and past experience with similar contracts. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and other measures of activities specified in the contract. As a result, we validate our accruals quarterly through written vendor confirmations and detailed reviews of the activities performed under each contract. Based upon the results of these validation processes, we assess the appropriateness of our accruals and make any adjustments we deem necessary so that our expenses reflect the actual effort incurred by the CROs. Generally, a significant portion of the total costs are associated with start up activities for the trial and patient enrollment. Gilead extensively outsources its clinical trial activities and usually performs only a small portion of the start-up activities in-house. As a result, CROs typically perform most of the total start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management. On a budgeted basis, these costs are typically 25% to 30% of the total contract value. On an actual basis, this percentage range is significantly wider as many of our contracts are either expanded or contracted in scope compared to the original budget while the start-up costs for the particular trial do not change significantly. Start-up costs usually occur within a few months after the contract has been established and are milestone or event driven in nature. The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. Most contracts are negotiated as fixed price and can vary in length between six months for a single dose Phase 1 study and up to two years or more for a more complex Phase 3 study. The average length of contract for 2002 and 2003 has been at the upper end of this range in order to provide long term safety and efficacy data to support the commercial launches of Viread, Hepsera and Emtriva. Through December 31, 2003, we have not understated or overstated activity levels for any particular study such that a material adjustment was required. All of our material CRO contracts are terminable by us upon written notice and Gilead is generally only liable for actual effort expended by the CRO at any point in time during the contract, regardless of payment status. Amounts paid in advance of services being performed will be refunded if a contract is terminated. However, if management does not receive complete and accurate information from our vendors or has underestimated activity levels associated with a study at a given point in time, we would have to record additional and potentially significant research and development expenses in future periods.

•       We develop our income tax provision including deferred tax assets and liabilities based on significant management judgment. We record a valuation allowance to reduce our deferred tax assets to the amount that is likely to be realized. We consider future taxable income, ongoing tax planning strategies and our historical financial performance in assessing the need for a valuation allowance. If it were determined that we would be able to realize certain deferred tax assets related to the valuation allowance, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Such an adjustment was made in the fourth quarter of 2003 when we determined that it was more likely than not that certain of our deferred tax assets will be realized and therefore released the related valuation allowance. This resulted in an income tax benefit of approximately $111.6 milion. Likewise, if we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination was made. We evaluate the realizibility of our deferred tax assets on a quarterly basis. Our future effective tax rate may be affected by such factors as changes in tax laws or rates, changes in interpretation to these laws and overall changes in future levels of earnings and research and development and capital spending.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Gilead’s Board of Directors and the Audit Committee has reviewed the disclosure presented above relating to them.

Results of Operations

Total revenues

We had total revenue of $867.9 million in 2003, $466.8 million in 2002 and $233.8 million in 2001. Included in total revenue are net product sales, royalty revenue and contract revenue, including revenue from research & development (R&D) and manufacturing collaborations. Product sales consisted of the following (in thousands):

Product sales

	2003	Change	2002	Change	2001
Viread	$566,478	151%	$225,815	1349%	$15,586
AmBisome	198,350	7%	185,669	13%	164,533
Other	71,513	477%	12,395	14%	10,851
Total product sales	$836,341	97%	$423,879	122%	$190,970

Product sales increased 97% in 2003 compared to 2002 primarily due to significant increases in sales of Viread for HIV, which was approved for sale in the U.S. in October 2001 and the European Union in February 2002 and has since become an antiretroviral therapy widely prescribed by physicians. A significant percentage of our product sales continue to be denominated in foreign currencies. Prior to 2002, we did not hedge our exposure to the impact of fluctuating foreign exchange rates on forecasted sales. In January 2002, we began to use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency. This reduces, but does not eliminate, fluctuations in sales due to changes in foreign currency exchange rates. Losses on these revenue hedges reduced product revenues by $2.8 million in 2003 and $1.0 million in 2002.

Sales of Viread were 68% of total product sales in 2003, compared to 53% of total product sales in 2002 and 8% of total product sales in 2001. Of the Viread sales in 2003, $355.9 million were U.S. sales, an increase of 113% versus 2002, and $210.6 million were international sales, an increase of 258% versus 2002. With the continued market expansion of Viread, we expect Viread sales in 2004 to grow approximately 25% to 30% and be in the range of $700 million to $750 million.

During 2003, we experienced significant fluctuations in U.S. distribution channel inventory levels due to speculative purchasing by the major wholesalers. As a result, we experienced increased quarter to quarter sales volatility from these purchasing patterns. While we have enacted certain policies to reduce this type of purchasing and are in discussions with our key wholesalers, we expect to continue to experience sales volatility for the foreseeable future.

Prior to 2002, our revenues were primarily derived from sales of AmBisome, which represented 44% of total product sales in 2002 and 86% of total product sales in 2001. AmBisome sales in 2003 were $21.7 million higher due to the favorable currency environment compared to 2002. On a volume basis, AmBisome sales in Europe decreased by 5% compared to 2002 due to increasing competition. Excluding the impact of foreign currencies relative to the U.S. dollar, AmBisome sales grew 9% for 2002 over 2001. The increase in sales in 2002 compared to 2001 was primarily due to volume sales increases in Europe, which offset declining sales in the U.S. With the expected increase in competition, we expect AmBisome sales for 2004 to be lower than 2003 and in the range of $160 million to $180 million.

Royalty Revenue

We recorded royalty revenue of $25.2 million in 2003, compared with $20.4 million in 2002 and $23.0 million in 2001. During this three-year period, the most significant source of royalty revenue was from sales of AmBisome in the U.S. by Fujisawa under a co-promotion arrangement with us. Royalty revenue from Fujisawa was $12.5 million in 2003, compared with $15.7 million in 2002 and $17.1 million in 2001.

We also recorded royalty revenue of $12.0 million in 2003, $3.4 million in 2002 and $4.5 million in 2001 related to sales of Tamiflu. We began recognizing royalties from Tamiflu in the first quarter of 2000. In June 2002, Roche received European regulatory approval of Tamiflu for the treatment of influenza in adults and children and prevention in adolescents and adults. As it is difficult to estimate third party product sales, we record royalty revenue one quarter in arrears. Due to this lag in reporting, the royalties related to the severe flu epidemic in the U.S. in the fourth quarter of 2003 will be recorded in the first quarter of 2004.

Contract Revenue

Total contract revenue was $6.3 million in 2003, compared with $22.5 million in 2002 and $19.8 million in 2001. In 2002 and 2001 a primary source of contract revenue was our licensing of the SELEX process patent estate to Archemix, which, due to collectibility concerns, we recognized as the cash was received. This provided contract revenue of $8.1 million in 2002 and $8.6 million in 2001. In 2002, Roche made milestone payments of $8.0 million for the European prophylaxis and treatment approvals of Tamiflu, and in 2001 made a $2.0 million milestone payment relating to the development of Tamiflu under an R&D collaboration agreement. As of December 31, 2003, we are entitled to additional milestone payments of up to $1.6 million upon Roche achieving certain developmental and regulatory milestones.

In April 2002, Gilead and GSK entered into a licensing agreement providing GSK the rights to commercialize Hepsera, our antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, Gilead retained rights to Hepsera in the U.S., Canada, Eastern and Western Europe, Australia and New Zealand. GSK received exclusive rights to develop Hepsera solely for the treatment of chronic hepatitis B in all of its territories, the most significant of which include China, Korea, Japan and Taiwan. GSK paid us an up-front licensing fee of $10.0 million and, may pay up to an additional $30.0 million upon achievement by GSK of certain regulatory, development and commercial milestones. Of this $30.0 million, $2.0 million was received for the U.S. approval of Hepsera in September 2002 and $2.0 million was received for the Canadian approval of Hepsera in August 2003. GSK also will pay us a royalty on net sales, if any, of Hepsera in the GSK territories. GSK will have full responsibility for development and commercialization of Hepsera in GSK’s territories. The $10.0 million up-front fee and $4.0 million of approval milestone fees have been recorded as deferred revenue with a total of $0.9 million and $0.5 million being recognized as contract revenue in 2003 and 2002, respectively. The $12.6 million balance of deferred revenue at December 31, 2003 will be amortized into contract revenue over the period of our remaining obligations under the agreement, approximately 12 years.

In December 2001, we completed the sale of our oncology assets to OSI. To date, we have received $130.0 million in cash and $38.8 million in OSI stock from this sale. Under this agreement, we are entitled to additional payments from OSI of up to $30.0 million in either cash or a combination of cash and OSI stock if and when OSI reaches certain development milestones for NX 211, the most advanced of the oncology product candidates sold to OSI. Under a related manufacturing agreement, we will produce NX 211 and GS 7904L, the two liposomal products included in the sale at our manufacturing facility in San Dimas, California. In 2003 and 2002, we recognized $1.1 million and $3.3 million, respectively, of contract revenue under this manufacturing agreement.

In October 2001, we entered into an agreement with Archemix Corporation relating to our SELEX technology. Under this agreement, we gave Archemix exclusive rights to the SELEX process, including therapeutic and other commercial applications to the extent not already licensed under pre-existing agreements. Archemix paid to us $8.5 million in 2002 and $9.0 million in 2001 and recorded the net amounts of $8.1 million and $8.6 million as contract revenue in 2002 and 2001, respectively. As required by our license agreement with ULEHI, we paid 5% of the $8.5 million and $9.0 million payments to ULEHI. We also received a warrant to purchase 350,000 shares of Archemix common stock, the value of which is not material. As required by our license agreement with ULEHI, we transferred 5% of this warrant to ULEHI at that time. We have since transferred the remainder of the warrant to ULEHI.

In March 2000, we entered into an agreement with EyeTech Pharmaceuticals, Inc. relating to our proprietary aptamer EYE001, currently known as Macugen. Currently in Phase 3 clinical trials, Macugen is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, EyeTech received worldwide rights to all therapeutic uses of Macugen, and, if the product is successfully commercialized, EyeTech will pay us royalties on worldwide sales of the product. EyeTech also will be responsible for all research and development costs. We provided clinical supplies of the product to EyeTech through March 2001. We received a $7.0 million up-front licensing fee from EyeTech in April 2000, which has been recognized as revenue ratably over the one-year supply agreement period. Accordingly, $5.2 million of the license fee was recorded as contract revenue in 2000, and $1.8 million was recognized as revenue in 2001. We are also entitled to additional cash payments from EyeTech of up to $25.0 million if and when EyeTech reaches certain Macugen development milestones. Additionally, we received a warrant to purchase 791,667 shares of EyeTech series B convertible preferred stock, exercisable at a price of $6.00 per share, the price at which the stock was issued to other investors. In January 2004, EyeTech completed its initial public offering. We intend to exercise our warrant for shares of common stock and sell the shares subject to a 180-day lock-up period. The fair value of the warrant has been adjusted in the first quarter of 2004 as a result of the EyeTech public offering.

Cost of Goods Sold

The following table indicates cost of goods sold (in thousands):

	2003	Change	2002	Change	2001
Cost of goods sold	$112,691	62%	$69,724	59%	$43,764

Substantially all of the increase from each year to year period can be attributed to increases in the volume of Viread sold, as this product was launched in the U.S. late in the third quarter of 2001.

Gross Margins

Product gross margins were 86.5% in 2003, compared with 83.6% in 2002 and 77.1% in 2001. The improvement from 2002 to 2003 and 2001 to 2002 is primarily driven by product mix as Viread, a higher margin product, contributed more significantly to net product sales in each succeeding year.

Movements in foreign currency exchange rates also impact gross margins as we price our products in the currency of the country into which the products are sold while a significant majority of our manufacturing costs are in U.S. Dollars. For example, an increase in the value of these foreign currencies relative to the U.S. Dollar will positively impact gross margins since our manufacturing costs will remain approximately the same while our revenues after being translated into U.S. Dollars, will increase. In 2003 and 2002, gross margins were positively impacted by the weakening U.S. dollar while in 2001, gross margins were negatively impacted by these factors. Since 2002, forward contracts have been used to hedge a percentage of our forecasted international sales, which can reduce the impact that changes in foreign currency exchange rates have on our gross margins. Except for the potential impact of unpredictable and uncontrollable changes in exchange rates relative to the U.S. Dollar and the mix of product sales between Viread, Hepsera and AmBisome, we expect gross margins in 2004 to remain relatively stable compared to 2003.

Research and Development Expenses

In 2003, R&D expenses were 31% of total costs and expenses, excluding purchased in-process research and development expense. In total, R&D expenses were $164.9 million in 2003, compared with $134.8 million in 2002 and $185.6 million in 2001. The major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical studies performed by contract research organizations, materials and supplies, and overhead allocations consisting of various support and facilities related costs. Our R&D activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology work. Clinical development costs include Phase 1, 2, and 3 clinical trials as well as expanded access programs. Pharmaceutical development costs consist of product formulation and chemical analysis.

The following table breaks down research and development expenses into these major components (in thousands):

	2003	Change	2002	Change	2001
Research	$37,497	35%	$27,856	(9)%	$30,535
Clinical development	90,547	10%	82,261	(23)%	107,229
Pharmaceutical development	36,829	49%	24,641	(3)%	25,392
Oncology (divested)	—	—	—	—	22,397
Total	$164,873	22%	$134,758	(27)%	$185,553

The $30.1 million increase in R&D spending in 2003 versus 2002 was attributable to increased headcount and the clinical trials associated with the development of Emtriva and the co-formulation of Viread and Emtriva. In addition, during 2003, we settled a contractual dispute with a vendor that resulted in reimbursement to us of $13.2 million that was recorded to research and development expense. We expect R&D expenses in 2004 to be approximately $200 million to $220 million, or approximately 20% to 30% higher than 2003 expenses, due primarily to costs associated with the development of the fixed-dose combination of Viread and Emtriva.

The $50.8 million decrease in R&D spending in 2002 compared to 2001 was primarily due to the reduction in expenses associated with the clinical program for Viread, which was approved by the FDA for sale in the U.S. in October 2001, and the elimination of expenses associated with our oncology program as a result of the sale of that program to OSI in December 2001. Additionally, in 2001 we recognized as expense $10.6 million of a $13.0 million up-front license fee paid to Cubist Pharmaceuticals related to the European licensing agreement for daptomycin, also known as Cidecin, signed in January 2001. Upon termination of this agreement in September 2002, we recorded $2.0 million of R&D expense, which represented the remaining unamortized asset related to the preclinical oral formulation of daptomycin.

Industry reports indicate that a biopharmaceutical company generally takes 10 to 15 years (an average of 12 years) to research, develop and bring to market a new prescription medicine in the U.S. These averages are generally consistent with the projects that we develop internally, although our recent product development timelines have been on a more accelerated basis. Drug development in the U.S. is a process that includes several steps defined by the FDA. The process begins with the filing of an IND, which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase 1, 2, and 3, and generally accounts for an average of seven years of a drug’s total development time. The most significant costs associated with clinical development are the Phase 3 trials as they tend to be the longest and largest studies conducted during the drug development process. We currently have products in development that are in Phase 3 studies. The successful development of our products is highly uncertain. Completion dates and R&D expenses can vary significantly for each product and are difficult to predict. Even after successful development and FDA approval of a product, we undertake additional studies to try and expand the product’s label and market potential. For a more complete discussion of the risks and uncertainties associated with completing the development of products, see the “Risk Factors That Affect Gilead” section of Item I above.

Selling, General and Administrative Expenses

The following table highlights selling, general and administrative expenses (in thousands):

	2003	Change	2002	Change	2001
Selling, general and administrative	$250,157	38%	$181,301	45%	$125,141

The increase in expenses in 2003 compared to 2002 is primarily due to our global sales and marketing efforts, including the expansion of our U.S. and European sales forces and increased infrastructure investments required to support the growth of our business.

The increase in expenses in 2002 compared to 2001 is primarily due to our global sales and marketing efforts, including the expansion of our U.S. and European sales forces to support the commercial launches of Viread and Hepsera.

In 2004, we expect SG&A expenses to be approximately $310 million to $330 million, or 25% to 30% higher than 2003 levels, primarily due to the increase in marketing activities associated with the continued promotion of Viread, Emtriva, Hepsera and AmBisome.

In-process Research and Development

In connection with the acquisition of the net assets of Triangle completed in January 2003, we recorded in-process research and development expenses of $488.6 million in the first quarter of 2003. The charge was due to Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

The remaining efforts for completion of Triangle’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that emtricitabine for the treatment of chronic hepatitis B, purchased from Triangle, will be approved in the U.S. or the European Union or whether marketing approvals will have significant limitations on its use. We have terminated our rights with respect to the other potential products that we acquired with the acquisition of Triangle. We also do not yet have approval of the fixed-dose combination product containing tenofovir DF and emtricitabine. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired products under development may never be successfully commercialized. Emtriva, for example, is a product with many similarities to other existing products. As a result, it may be difficult to successfully penetrate the market and to achieve significant revenues. In addition, emtricitabine for the treatment of chronic hepatitis B faces significant uncertainties associated with pricing, efficacy, and the cost to produce that may not be successfully resolved. As a result, we may make a strategic decision to discontinue development of this product, as we did with clevudine and amdoxovir, if we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

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

Asset Impairment

During 2003, we recorded an asset impairment charge of $10.2 million on certain of our long-lived assets, primarily leasehold improvements, manufacturing and laboratory equipment. This non-cash charge was driven by the decision in December 2003 to terminate our liposomal research and development activities in San Dimas and discontinue the DaunoXome product line. The impairment was based on our analysis of the undiscounted cash flows to be generated from the affected assets as compared to their carrying value. As the carrying value exceeded the related estimated undiscounted cash flows, we wrote the carrying value of the long-lived assets down to their estimated fair value.

Gain on Sale of Oncology Assets

In December 2001, we completed the sale of our oncology assets, pipeline of clinical stage oncology products and related intellectual property, as well as our Boulder, Colorado operations, including clinical research and drug development personnel, infrastructure and facilities, to OSI. The pipeline of clinical candidates includes NX 211 (liposomal lurtotecan), GS 7836 (a nucleoside analogue) and GS 7904L (a liposomal thymidylate synthase inhibitor). On the closing date, we received $130.0 million in cash and OSI common stock valued at approximately $38.8 million. We recorded a non-operating gain of $157.8 million and income taxes of $3.3 million in the fourth quarter of 2001 as a result of this transaction.

Loss on Sale of Marketable Securities

In July 2002, we sold all of our remaining shares of OSI common stock for approximately $22.0 million. These shares were partial consideration for the sale of our oncology assets to OSI in

December 2001, at which time they were recorded at a fair market value of approximately $38.0 million. In connection with the sale of these remaining shares, we recognized a non-operating loss of approximately $16.0 million in the year ended December 31, 2002.

Gain on Sale of Unconsolidated Affiliate

In August 2001, we sold our 49 percent interest in Proligo L.L.C. (Proligo) to Degussa Corporation for $14.3 million in cash. Proligo was a joint venture between us and SKW Americas, Inc. focused on the manufacturing of oligonucleotides. SKW Americas, a subsidiary of Degussa Corporation, held the remaining 51 percent of Proligo. The proceeds, net of our investment in Proligo, are reflected as an $8.8 million gain on the sale of unconsolidated affiliate in 2001.

Interest and Other Income, net

We recorded interest and other income of $13.0 million in 2003, compared with $22.3 million in 2002 and $25.6 million in 2001. The decrease in 2003 compared to 2002 is attributable to the significant decline in interest rates and a lower average cash balance due to the acquisition of the net assets of Triangle and the purchase of our Foster City campus, partially offset by positive cash flow from operations. The decrease in 2002 compared to 2001 is attributable to the significant decline in interest rates, partially offset by a higher average cash balance due to positive cash flow from operations and to the proceeds from the sale of the oncology assets to OSI. Interest income in 2004 will depend principally upon prevailing interest rates, over which we have no control and the level of our cash, cash equivalent and marketable securities balances.

Interest Expense

We incurred interest expense of $21.9 million in 2003, compared with $13.9 million in 2002 and $14.0 million in 2001. The significant increase in 2003 over 2002 is due to the full year of interest on our $345.0 million 2% convertible senior notes, issued in December 2002. Interest expense for 2002 and 2001 consisted primarily of interest on the $250.0 million 5.0% convertible subordinated notes, which were converted to common stock in December 2003. We expect interest expense in 2004 to decrease as compared with 2003 primarily due to the redemption of the $250.0 million 5% convertible subordinated notes in December 2003.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes was ($95.5) million, $1.3 million and $4.1 million in 2003, 2002 and 2001, respectively. The benefit in 2003 includes the reversal of our valuation allowance against certain of our deferred tax assets. In December of 2003, we concluded that it was more likely than not that we would realize a portion of the benefit related to our deferred tax assets. Accordingly, we reduced the valuation allowance against the assets and recorded a tax benefit of $111.6 million. The recognition of these deferred tax assets has no impact on our current period cash flows. The recognition of these deferred tax assets increased reported earnings per share due to the resulting benefit recorded in the statement of operations from the reduction in our valuation allowance. Partially offsetting the tax benefit recorded is income tax expense associated with income earned by our foreign subsidiaries, foreign losses at lower rates and the non-tax deductibility of the purchased in-process research and development charge. We had significant net operating losses reducing our U.S. liability. Excluding the benefit relating to the reversal of our valuation allowance, and the write off of purchased in-process research and development, our effective tax rate for 2003 was 5%. For 2004, we expect our effective tax rate to be in the 32% to 35% range for the full year, reflecting a more normalized tax rate going forward.

The income tax expense in 2002 and 2001 was primarily associated with income earned by our foreign subsidiaries as we had significant net operating losses, which reduced our U.S. tax liability. The significant increases in income tax expense in 2001 resulted principally from the gain on the sale of our oncology assets to OSI, for which we recorded approximately $3.3 million of federal and state alternative minimum taxes. The provision for 2002 was reduced by a change in the U.S. income tax law. This law allowed net operating loss carryforward deductions to offset 100% of alternative minimum taxable income, resulting in a reduction of U.S. income tax recorded in the previous years of $1.3 million.

Equity in Loss of Unconsolidated Affiliate

In 2001, we recorded $2.1 million as our equity in the loss of our unconsolidated affiliate, Proligo. We sold our 49 percent interest in August 2001.

Cumulative Effect of Change in Accounting Principle

In 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which resulted in a cumulative effect of change in accounting principle of $1.1 million. See Note 2 to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $707.0 million at December 31, 2003, down from $942.4 million at December 31, 2002. The decrease of $235.4 million was primarily due to the acquisition of Triangle, for which the net cash impact was $375.5 million, and the purchase of our Foster City campus for $123.0 million. Other major sources and uses of cash included net cash provided by operations of $234.6 million and proceeds from issuances of stock under employee stock plans of $83.8 million, partially offset by additional capital expenditures of $38.6 million.

Working capital at December 31, 2003 was $1,080.0 million compared to $1,078.9 million at December 31, 2002. Significant changes in working capital during 2003 included a $97.1 million increase in accounts receivable, a $46.5 million increase in inventory and a $197.6 million increase in current deferred tax assets. The accounts receivable increase was primarily due to increased sales of Viread in the U.S. and Europe. The $46.5 million increase in inventory was primarily due to an increase in the purchase of raw materials and the production of Viread inventory to meet increasing sales demand. The $197.6 million increase in current deferred tax assets was due to the reversal of the valuation allowance against certain of our net deferred tax assets. The $6.1 million increase in accounts payable is primarily due to increases in our raw material purchases in support of Viread sales growth.

Significant changes in current liabilities during 2003 included a $44.5 million increase in accrued liabilities. The significant components of the $44.5 million increase in accrued liabilities, exclusive of the assumed liabilities associated with the acquisition of the net assets of Triangle, consist of a $44.2 million increase in other accrued liabilities and a $6.2 million increase in accrued compensation and employee benefits, partially offset by a $5.9 million decrease in accrued clinical and preclinical expenses. The $44.2 million increase in other accrued liabilities is primarily due to Medicaid rebate obligations associated with higher sales of Viread, an increase in our income taxes payable and an increase in the recorded liability associated with the fair value of our forward currency contracts. The $6.2 million increase in accrued compensation is primarily due to increased bonus accruals and the expansion of our sales force. The $5.9 million decrease in accrued clinical and preclinical expenses is primarily due to decreasing activity associated with the clinical trial programs for Viread and Hepsera.

In addition to the purchase of our Foster City campus, we made capital expenditures of $38.6 million in 2003, compared to $17.6 million in 2002 and $26.3 million in 2001. These expenditures were primarily for facilities improvements to accommodate our growth, as well as for laboratory and manufacturing equipment. Capital expenditures related to research and development were between 50% and 60% of the $38.6 million spent in 2003, 20% to 25% of the $17.6 million spent in 2002 and 50% to 60% of the $26.3 million spent in 2001. We expect our capital spending for 2004 to be $55.0 million to $65.0 million due to increased infrastructure needs and higher R&D spending associated with the pilot plant we are constructing at our Foster City facilities.

In December 2002, we issued $345.0 million of 2% convertible senior notes due December 15, 2007 in a private offering. The notes are currently convertible into a total of up to 7,340,425 shares of Gilead common stock at $47.00 per share. The $47.00 conversion price was higher than Gilead’s common stock price at the notes’ issuance date. The notes are redeemable in whole or in part, at our option, at any time on or after June 19, 2004, at specified redemption prices plus accrued interest. Debt issuance costs of $8.4 million incurred in connection with the issuance of the notes were recorded as other noncurrent assets, and are being amortized to interest expense on a straight-line basis over the contractual term of the notes.

In December 2000, we issued $250.0 million of 5% convertible subordinated notes due December 15, 2007 in a private offering. The notes were convertible into a total of up to 10,178,116 shares of Gilead common stock at $24.5625 per share. The $24.5625 conversion price was higher than Gilead’s common stock price at the notes’ issuance date. Gilead called the $250.0 million 5% convertible subordinated notes for redemption in November 2003 and converted them to Gilead common stock in December 2003. Upon the conversion, the $4.6 million remaining balance of the related debt issuance costs was reclassified to additional paid in capital.

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

We may in the future require additional funding, which could be in the form of proceeds from equity or debt financings, such as from our universal shelf registration filing in December 2003 for the potential issuance of up to $500.0 million of our securities, or additional collaborative agreements with corporate partners. If such funding is required, we cannot assure that it will be available on favorable terms, if at all.

Subsidiaries and Other

We have established a variety of subsidiaries in various countries for the purpose of conducting business in those locations. All of these subsidiaries are consolidated in our financial statements. We do not have any “special purpose” entities that are unconsolidated in our financial statements. We are also not involved in any non-exchange traded commodity contracts accounted for at fair value. We have no commercial commitments with related parties, except for employee loans.

Contractual Obligations

We have contractual obligations in the form of capital and operating leases, notes payable, raw material supply arrangements and clinical research organization contracts.

The following table summarizes these contractual obligations (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$345,000	$—	$—	$345,000	$—
Capital lease obligations	563	196	367	—	—
Operating lease obligations	55,238	7,036	25,169	12,838	10,195
Capital commitments(1)	15,700	15,700	—	—	—
Inventory purchase obligations(2)	70,536	36,637	33,899	—	—
Clinical trials(3)	53,638	41,631	8,631	3,376	—
Total	$540,675	$101,200	$68,066	$361,214	$10,195

(1)            At December 31, 2003, we had firm capital project commitments of approximately $15.7 million, related to our chemical development pilot plant currently under construction at our Foster City facility. Our budgeted capital expenditures for 2004 are significantly higher and we anticipate increasing our capital spending in future years.

(2)            At December 31, 2003, we had firm commitments to purchase inventory-related materials. The amounts disclosed only represent minimum purchase requirements. Actual purchases may differ significantly from these amounts.

(3)            At December 31, 2003, we had several clinical studies in various clinical trial phases. Our most significant expenditures are to contract research organizations. Although most contracts are cancelable, we generally have not cancelled contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to existing contracts and anticipated or potential new contracts.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. We did not create or acquire any new variable interest entities after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as amended, must be applied at the end of the first interim or annual period ending after March 15, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

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

A significant percentage of our product sales is denominated in foreign currencies. Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar return on these sales and negatively impact our financial condition. Prior to 2002, we did not hedge our exposure to the impact of fluctuating foreign exchange rates on forecasted sales. In January 2002, we began to use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency.

The following table summarizes the notional amounts, average currency exchange rates and fair values of our open foreign exchange forward contracts at December 31, 2003. All contracts have maturities of one year or less. Average rates are stated in terms of the amount of foreign currency per U.S. dollar. Fair values represent estimated settlement amounts at December 31, 2003 (notional amounts and fair values in U.S. dollars in thousands):

Currency	Notional Amount	Average Rate	Fair Value December 31, 2003
British Pound	$43,441	0.7111	$(61)
Euro	361,574	0.8335	(14,479)

The total notional amount of $405.0 million and fair value of ($14.5) million on our open foreign exchange forward contracts at December 31, 2003 compares with a total notional amount of $53.5 million and fair value of ($1.1) million on our open foreign exchange forward contracts at December 31, 2002. The significant increase in outstanding contracts from 2002 to 2003 can be attributed to our decision to expand the time horizon that we include from three months to twelve months when hedging our forecasted international sales. This decision was made due to the growth in our international business and the increasing fluctuations in exchange rates, primarily the Euro.

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

•       Liquidity of investments sufficient to meet cash flow requirements; and

•       Competitive after-tax rate of return.

The following table summarizes the expected maturities and average interest rates of our interest-bearing assets and fixed-rate liabilities at December 31, 2003 (dollars in thousands).

	Years ending December 31,							Fair Value December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003
Assets
Available-for-sale securities	$543,119	$76,104	$9,016	—	—	—	$628,239	$628,239
Average interest rate	1.5%	1.7%	1.3%
Liabilities
Long-term obligations, including current portion(1)	$7,232	$4,217	$10,610	$10,709	$10,289	$12,744	$55,801	$55,801
Average interest rate	13.5%	13.8%	14.3%	20.7%
Convertible senior debentures	—	—	—	$345,000	—	—	$345,000	$472,650
Interest rate				2.0%

(1)          Long-term obligations consist of capital leases and operating leases (net of noncancelable subleases). The interest portion of payments due is included.

International Credit Risk

Our accounts receivable balance at December 31, 2003 was $235.2 million compared to $125.0 million at December 31, 2002. The growth was primarily due to higher product sales for Viread in the U.S. and Europe. In certain countries where payments are typically slow, primarily Greece, Spain, Portugal and Italy, our accounts receivable balances are significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2003, our past due accounts receivable for Greece, Spain, Portugal and Italy totaled approximately $102.7 million, of which approximately $59.0 million was more than 120 days past due. At December 31, 2002, past due receivables for these countries were $49.7 million, of which approximately $26.6 million was more than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and we believe that all accounts receivable balances as reflected on the consolidated balance sheet, including those due from customers in these four countries, are collectible. We perform credit evaluations of our customer’s financial condition and generally have not required collateral.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page 60 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2003 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)   Changes in Internal Controls over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement filed with the SEC pursuant to Regulation 14A in connection with the 2004 Annual Meeting (the Proxy Statement) under the headings “Nominees”, “Executive Officers”, “Board of Directors”, “Audit Committee” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Executive Compensation” and “Compensation Committee Report”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the section of our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions” and “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections of our Definitive Proxy Statement filed with the SEC pursuant to Regulation 14A in connection with the 2004 Annual Meeting (the Proxy Statement) under the headings “Independent Accountants.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this Form 10-K:

(1)         Index list to Financial Statements:

(2)         Schedule II is included on page 101 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3)         Exhibits

The following exhibits are filed herewith or incorporated by reference:

Exhibit Footnote	Exhibit Number	Description of Document
(21)	2.1	Asset Purchase Agreement between Registrant and OSI Pharmaceuticals, Inc. dated as of November 26, 2001.
(25)	2.2	Agreement and Plan of Merger, among Registrant, Simbolo Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Triangle Pharmaceuticals, Inc., dated as of December 3, 2002.
(20)	3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
(1)	3.2	Bylaws of the Registrant, as amended and restated March 30, 1999.
	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
(4)	4.2	Amended and Restated Rights Agreement dated as of October 21, 1999 between the Registrant and ChaseMellon Shareholder Services, LLC.
(10)	4.3	Agreement and Plan of Merger dated February 28, 1999 by and among Registrant, Gazelle Acquisition Sub, Inc. and NeXstar Pharmaceuticals, Inc.
(19)	4.4	Indenture dated as of December 18, 2000 between the Registrant and Chase Manhattan Bank and Trust Company, National Association, including therein the forms of the notes.
	4.5	Indenture dated as of December 18, 2002 between the Registrant and J.P. Morgan Trust Company, National Association, including therein the forms of the notes.
	4.6	Registration Rights Agreement dated as of December 18, 2002 between the Registrant and Goldman, Sachs & Co.
(35)	4.7	First Amendment to Amended and Restated Rights Agreement dated as of October 29, 2003 between the Registrant and Mellon Investor Services, LLC.
(5)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.
(5)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees.
(5)	10.3	Registrant’s 1987 Incentive Stock Option Plan and related agreements.
(5)	10.4	Registrant’s 1987 Supplemental Stock Option Plan and related agreements.
(1)	10.5	Registrant’s Employee Stock Purchase Plan, as amended March 30, 1999.
(26)	10.6	Registrant’s 1991 Stock Option Plan, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002.
(5)	10.7	Form of Non-Qualified Stock Option issued to certain executive officers and directors in 1991.
(6)	10.8

Vintage Park Research and Development Net Lease by and between Registrant and Vintage Park Associates dated March 27, 1992 for premises located at 344B, 346 and 353 Lakeside Drive, Foster City, California with related addendum, exhibits and amendments.

(5)	10.9	Letter Agreement, dated as of September 23, 1991 between Registrant and IOCB/REGA, with exhibits with certain confidential information omitted.
(7)	10.11	Amendment Agreement, dated October 25, 1993 between Registrant and IOCB/REGA, and related license agreements and exhibits with certain confidential information omitted.
(20)	10.12	Amendment Agreement, dated December 27, 2000 between Registrant and IOCB/REGA.
(2)	10.13	Loan Agreement, dated as of October 1, 1994 among Registrant and Mark L. Perry and Melanie P. Peña.
(26)	10.14	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, as amended January 26, 1999, and as amended January 30, 2002.
(8)	10.17

Amendment No. 2 to Vintage Park Research and Development Lease by and between Registrant and WCB Seventeen Limited Partnership dated June 24, 1996 for premises located at 344B, 346 and 353 Lakeside Drive, Foster City, California.

(9)	10.18	License and Supply Agreement between Registrant and Pharmacia & Upjohn S.A. dated August 7, 1996 with certain confidential information omitted.
(9)	10.19	Development and License Agreement between Registrant and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated September 27, 1996 with certain confidential information omitted.
(3)	10.21	NeXstar Pharmaceuticals, Inc.’s 1993 Incentive Stock Plan, adopted February 8, 1993, as amended.
(13)	10.22	NeXstar Pharmaceuticals, Inc.’s 1995 Director Option Plan, adopted July 25, 1995.
(14)	10.23	Vestar, Inc. 1988 Stock Option Plan.
(14)	10.24	Lease, dated March 26, 1987, between Vestar, Inc. and Majestic Realty Co. and Patrician Associates, Inc. and Amendment No. 1 thereto and Amendment No. 2 thereto, dated as of June 8, 1992.
(12)	10.25

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

(33)	10.56	Second Amendment to License Agreement among Triangle Pharmaceuticals, Inc., Emory University and the University of Georgia Research Foundation, Inc., dated August 30, 2002.
(38)	10.62	Manufacturing Supply Agreement between Gilead World Markets, Ltd. and PPG-Sipsy S.A.S, entered into as of January 1, 2003.
(36)	10.63	Gilead Sciences, Inc. Severance Plan, as adopted effective January 29, 2003
(36)	10.64	Third Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Emory University, dated May 31, 2002.
(37)	10.65	Lease Agreement, dated June 12th, 2003, between Registrant and GRA Associates Limited, L.L.C. for premises located at 4611 and 4615 University Drive, Durham, North Carolina
+	10.66	Master Clinical and Commercial Supply Agreement dated January 1, 2003 among Gilead World Markets, Ltd., Gilead Sciences, Inc. and Patheon Inc.
+	10.67	Toll Manufacturing Agreement dated August 1, 2003 by and among Gilead World Markets, Ltd., Gilead Sciences, Inc. and ALTANA Pharma Oranienburg GmbH
+	10.68	Licensing Agreement, dated as of March 31, 2000 and amended on May 9, 2000, December 4, 2001 and April 12, 2002, by and between Gilead Sciences, Inc. and EyeTech Pharmaceuticals, Inc.
	10.69	Amendment No. 1 to Licensing Agreement, dated as of May 9, 2000 by and between EyeTech Pharmaceuticals, Inc. and Gilead Sciences, Inc.
	10.70	Amendment No. 2 to Licensing Agreement, dated as of December 4, 2001 by and between EyeTech Pharmaceuticals, Inc. and Gilead Sciences, Inc.
+	10.71	Amendment No. 3 to Licensing Agreement, dated as of August 30, 2002 by and between EyeTech Pharmaceuticals, Inc. and Gilead Sciences, Inc.
+	10.72	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated 26 April 2002 between Glaxo Group Limited and Gilead World Markets Limited

+	10.73	Amendment No. 2 dated January 9, 2004 to Licensing Agreement dated 26 April 2002 between Glaxo Group Limited and Gilead World Markets Limited
	21.1	Subsidiaries of the Registrant.
	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	24.1	Power of Attorney. Reference is made to Signature Page.
	31.1	Section 302 Certification.
	31.2	Section 302 Certification
	32	Section 906 Certification

  (1)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

  (2)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, and incorporated herein by reference.

  (3)    Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

  (4)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.

  (5)    Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

  (6)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.

  (7)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

  (8)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

  (9)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

(10)   Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 9, 1999, and incorporated herein by reference.

(11)   Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(12)   Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(13)   Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.

(14)   Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

(15)   Filed on March 22, 1991 as an exhibit to NeXstar Pharmaceuticals, Inc.’s Registration Statement on Form S-2 (File No. 33-39549), and incorporated herein by reference.

(16)   Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference.

(17)   Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(18)   Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(19)   Filed as an exhibit to Registrant’s Registration Statement on Form S-3 (No. 333-54350), as amended, and incorporated herein by reference.

(20)   Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(21)   Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 4, 2002, and incorporated herein by reference.

(22)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(23)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(24)   Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(25)   Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 10, 2002, and incorporated herein by reference.

(26)   Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(27)   Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102911) filed on January 31, 2003, and incorporated herein by reference.

(28)   Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (No. 333-11793), as amended, and incorporated herein by reference.

(30)   Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(31)   Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

(32)   Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.

(33)   Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(35)   Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.

(36)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference

(37)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference

(38)   Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

     +     Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the “Mark”). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934

(b)            Reports on Form 8-K

On October 28, 2003, the Company filed a Form 8-K announcing the earnings of the Company for the third quarter and nine months ended September 30, 2003.

On October 31, 2003, the Company filed a Form 8-K announcing that the Board of Directors approved an amendment to the Company’s Amended and Restated Rights Agreement, originally adopted as of November 21, 1994 and amended and restated as of October 21, 1999.

On November 19, 2003, the Company filed a Form 8-K announcing that a purported class action complaint had been filed on November 10, 2003 in the United States District Court for the Northern District of California against the Company and the Company’s Chief Executive Officer, Chief Financial Officer, Executive Vice Presidents of Operations and Research and Development, and Senior Vice Presidents of Manufacturing and Research.

GILEAD SCIENCES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2003, 2002 and 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gilead Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed at Item 15(a) of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the management of Gilead Sciences, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 23, 2004

GILEAD SCIENCES, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$194,719	$616,931
Marketable securities	512,281	325,443
Accounts receivable, net of allowance for doubtful accounts of $10,644 at December 31, 2003 and $5,329 at December 31, 2002	235,217	125,036
Note receivable from Triangle Pharmaceuticals, Inc.	—	50,000
Inventories	98,102	51,628
Deferred tax assets	197,567	—
Prepaid expenses and other	28,012	14,722
Total current assets	1,265,898	1,183,760
Property, plant and equipment, net	198,200	67,727
Noncurrent deferred tax assets	52,494	—
Other noncurrent assets	38,130	36,696
	$1,554,722	$1,288,183
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,649	$24,406
Accrued clinical and preclinical expenses	11,859	7,063
Accrued compensation and employee benefits	35,772	21,511
Other accrued liabilities	97,002	44,026
Deferred revenue	5,474	7,692
Long-term obligations due within one year	139	194
Total current liabilities	185,895	104,892
Long-term deferred revenue	20,530	16,677
Long-term obligations due after one year	323	273
Convertible senior debt	345,000	345,000
Convertible subordinated debt	—	250,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share, issuable in series; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $.001 per share; 500,000 shares authorized; 213,253 and 197,595 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	213	198
Additional paid-in capital	1,453,203	950,308
Accumulated other comprehensive income	4,507	2,475
Deferred compensation	(1,306)	—
Accumulated deficit	(453,643)	(381,640)
Total stockholders’ equity	1,002,974	571,341
	$1,554,722	$1,288,183

See accompanying notes

GILEAD SCIENCES, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product sales	$836,341	$423,879	$190,970
Royalty revenue	25,219	20,406	22,969
Contract revenue	6,304	22,505	19,830
Total revenues	867,864	466,790	233,769
Costs and expenses:
Cost of goods sold	112,691	69,724	43,764
Research and development	164,873	134,758	185,553
Selling, general and administrative	250,157	181,301	125,141
In-process research and development	488,599	—	—
Asset impairment	10,219	—	—
Total costs and expenses	1,026,539	385,783	354,458
Income (loss) from operations	(158,675)	81,007	(120,689)
Gain on sale of oncology assets	—	—	157,771
Gain on sale of unconsolidated affiliate	—	—	8,754
Loss on sale of marketable securities	—	(16,048)	—
Interest and other income, net	13,039	22,291	25,591
Interest expense	(21,897)	(13,853)	(13,980)
Income (loss) before provision for (benefit from) income taxes, equity in loss of unconsolidated affiliate and cumulative effect of change in accounting principle	(167,533)	73,397	57,447
Provision for (benefit from) income taxes	(95,530)	1,300	4,135
Equity in loss of unconsolidated affiliate	—	—	2,130
Income (loss) before cumulative effect of change in accounting principle	(72,003)	72,097	51,182
Cumulative effect of change in accounting principle	—	—	1,089
Net income (loss)	$(72,003)	$72,097	$52,271
Amounts per common share—basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.36)	$0.37	$0.27
Cumulative effect of change in accounting principle	—	—	0.01
Net income (loss) per share—basic	$(0.36)	$0.37	$0.28
Shares used in per share calculation—basic	201,105	195,543	190,245
Amounts per common share—diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.36)	$0.35	$0.25
Cumulative effect of change in accounting principle	—	—	0.01
Net income (loss) per share—diluted	$(0.36)	$0.35	$0.26
Shares used in per share calculation—diluted	201,105	206,477	202,321

See accompanying notes

GILEAD SCIENCES, INC.
Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Compensation	Deficit	Equity
Balance at December 31, 2000	188,575	$189	$857,847	$(901)	$(3)	$(506,008)	$351,124
Net income	—	—	—	—	—	52,271	52,271
Unrealized gain on available-for-sale securities, net	—	—	—	7,735	—	—	7,735
Foreign currency translation adjustment	—	—	—	577	—	—	577
Unrealized gain on cash flow hedges, net	—	—	—	37	—	—	37
Comprehensive income							60,620
Employee stock purchase plan	368	—	5,357	—	—	—	5,357
Option exercises, net	4,098	4	30,950	—	—	—	30,954
Tax benefits of employee stock plans	—	—	1,500	—	—	—	1,500
Amortization of deferred compensation	—	—	—	—	3	—	3
Compensatory stock transactions	—	—	2,879	—	—	—	2,879
Balance at December 31, 2001	193,041	193	898,533	7,448	—	(453,737)	452,437
Net income	—	—	—	—	—	72,097	72,097
Unrealized loss on available-for-sale securities, net	—	—	—	(4,577)	—	—	(4,577)
Foreign currency translation adjustment	—	—	—	(580)	—	—	(580)
Unrealized gain on cash flow hedges, net	—	—	—	184	—	—	184
Comprehensive income							67,124
Employee stock purchase plan	342	—	6,701	—	—	—	6,701
Option exercises, net	4,212	5	44,680	—	—	—	44,685
Tax benefits of employee stock plans	—	—	350	—	—	—	350
Compensatory stock transactions	—	—	44	—	—	—	44
Balance at December 31, 2002	197,595	198	950,308	2,475	—	(381,640)	571,341
Net loss	—	—	—	—	—	(72,003)	(72,003)
Unrealized loss on available-for-sale securities, net	—	—	—	(4,022)	—	—	(4,022)
Foreign currency translation adjustment	—	—	—	7,040	—	—	7,040
Unrealized loss on cash flow hedges, net	—	—	—	(986)	—	—	(986)
Comprehensive loss							(69,971)
Conversion of convertible subordinated debt	10,178	10	245,382	—	—	—	245,392
Acquisition of Triangle Pharmaceuticals, Inc.	—	—	41,339	—	(3,305)	—	38,034
Employee stock purchase plan	280	—	8,238	—	—	—	8,238
Option exercises, net	5,200	5	75,563	—	—	—	75,568
Tax benefits of employee stock plans	—	—	132,363	—	—	—	132,363
Amortization of deferred compensation	—	—	—	—	1,999	—	1,999
Compensatory stock transactions	—	—	10	—	—	—	10
Balance at December 31, 2003	213,253	$213	$1,453,203	$4,507	$(1,306)	$(453,643)	$1,002,974

See accompanying notes

GILEAD SCIENCES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$(72,003)	$72,097	$52,271
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,533	13,189	13,509
Amortization	4,326	1,239	1,182
Purchased in-process research and development	488,599	—	—
Asset impairment	10,219	—	—
Net effect of change in accounting principle	—	—	(1,089)
Gain on sale of oncology assets	—	—	(157,771)
Gain on sale of unconsolidated affiliate	—	—	(8,754)
Loss on sale of marketable securities	—	16,048	—
Equity in loss of unconsolidated affiliate	—	—	2,130
Net movement in provision for doubtful accounts	4,879	3,262	(170)
Deferred tax assets	(250,061)	—	—
Tax benefits from employee stock plans	132,363	350	1,500
Other non-cash transactions	1,844	3,480	1,035
Changes in operating assets and liabilities:
Accounts receivable	(97,086)	(43,890)	(25,482)
Inventories	(46,474)	(12,348)	(18,718)
Prepaid expenses and other assets	(10,806)	(8,915)	(2,734)
Accounts payable	6,144	5,232	8,454
Accrued liabilities	44,495	11,544	11,495
Deferred revenue	1,635	13,121	(3,837)
Net cash provided by (used in) operating activities	234,607	74,409	(126,979)
Investing activities:
Purchases of marketable securities	(934,759)	(490,259)	(377,725)
Proceeds from sales and maturities of marketable securities	744,530	603,678	280,534
Acquisition of Triangle net assets, net of cash acquired	(375,507)	—	—
Acquisition of real estate	(123,000)	—	—
Other capital expenditures	(38,609)	(17,597)	(26,331)
Issuance of note to Triangle	—	(50,000)	—
Proceeds from sale of oncology assets	—	—	130,000
Proceeds from sale of unconsolidated affiliate	—	—	14,300
Net cash provided by (used in) investing activities	(727,345)	45,822	20,778
Financing activities:
Proceeds from issuances of common stock	83,806	51,386	36,311
Repayments of long-term debt	(1,715)	(1,414)	(2,761)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	336,637	—
Net cash provided by financing activities	82,091	386,609	33,550
Effect of exchange rate changes on cash	(11,565)	(13,399)	(1,151)
Net increase (decrease) in cash and cash equivalents	(422,212)	493,441	(73,802)
Cash and cash equivalents at beginning of year	616,931	123,490	197,292
Cash and cash equivalents at end of year	$194,719	$616,931	$123,490
Supplemental disclosure of cash flow information:
Interest paid	$19,647	$12,657	$12,710
Income taxes paid	8,779	851	1,778
Non-cash investing and financing activities
OSI common stock received upon sale of oncology assets	$—	$—	$38,849
Common stock issued upon conversion of debt	250,000	—	—
Reclassification of deferred debt issuance costs to additional paid-in capital upon conversion of subordinated debt	4,608	—	—

See accompanying notes

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Gilead was incorporated in Delaware on June 22, 1987. We are a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases. We are a multinational company, with revenues from six approved products and marketing operations in ten countries. We focus our research and clinical programs on anti-infectives. Currently, we market Viread (tenofovir disoproxil fumarate) and Emtriva (emtricitabine) for the treatment of HIV infection; Hepsera (adefovir dipivoxil) for the treatment of chronic hepatitis B infection; AmBisome (amphotericin B liposome for injection), an antifungal agent; and Vistide (cidofovir injection) for the treatment of CMV retinitis. Roche markets Tamiflu (oseltamivir phosphate) for the treatment of influenza, under a royalty paying collaborative agreement with us. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active product acquisition and in-licensing strategy, such as our acquisition of the net assets of Triangle Pharmaceuticals, Inc. completed in January 2003. Our internal discovery activities include identification of new molecular targets, target screening and medicinal chemistry. In addition, we are currently developing clinical stage products to treat HIV infection and chronic hepatitis B.

The accompanying consolidated financial statements include the accounts of Gilead and its wholly and majority-owned subsidiaries. Significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to be consistent with the current year presentation.

Stock Split

On February 22, 2001 and on March 8, 2002, Gilead completed two-for-one stock splits, effected in the form of a stock dividend, to stockholders of record as of February 2, 2001 and February 14, 2002, respectively. Accordingly, all share and per share amounts for all periods presented reflect both of these splits.

Change in Accounting Principle

Gilead adopted Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138, collectively referred to as SFAS 133, Accounting for Derivative Instruments and Hedging Activities,in the first quarter of 2001. The change was accounted for as a change in accounting principle. See Note 2.

Critical Accounting Policies, Estimates and Judgments

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, bad debts, inventories, income taxes, accrued clinical and preclinical expenses, and contingencies. We base our estimates on historical experience and on various other market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. We do not provide our customers with a general right of product return. However, we will accept returns of products in the U.S. that have expired for one year after their expiration, or products that are deemed to be damaged or defective when received by the customer. Upon recognition of revenue from product sales, provisions are made for expected returns of expired products, government reimbursements and customer incentives, such as cash discounts for prompt payment. Estimates for government reimbursements and cash discounts are based on contractual terms and expectations regarding the utilization rates for these programs. Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns, as well as the purchase of third party data to assist the Company in monitoring channel inventory levels and subsequent prescriptions.

Contract revenue for research and development is recorded as performance occurs and the earnings process is completed based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and there is no continuing involvement by Gilead, are recognized on the earlier of when the payments are received or when collection is assured.

Revenue from non-refundable up-front license fees and milestone payments where we continue involvement through development collaboration or an obligation to supply product, is recognized as performance occurs and performance obligations are completed. In accordance with the specific terms of Gilead’s obligations under the contract, revenue is recognized as the manufacturing obligation is fulfilled or ratably over the development period or the period of the manufacturing obligation, as appropriate.

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

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in “Cost of goods sold” in the Consolidated Statements of Operations.

Research and Development Expenses

Major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical studies performed by contract research organizations (CRO’s), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Our research and development activities are also separated into three main categories: research, clinical development and

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

pharmaceutical development. Research costs typically consist of preclinical and toxicology work. Clinical development costs include Phase 1, 2, and 3 clinical trials as well as expanded access programs. Pharmaceutical development costs consist of product formulation and chemical analysis.

We charge clinical and preclinical study costs to expense when incurred, consistent with SFAS No. 2, Accounting for Research and Development Costs. These costs are a significant component of R&D expenses. Most of our clinical and preclinical studies are performed by third party CRO’s. We accrue costs for clinical studies performed by CRO’s on a straight-line basis over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort actually incurred by the CRO. Initially we estimate that the work performed under the contracts occurs ratably over the service periods to the expected milestone, event or total contract completion date. The expected completion dates are estimated based upon the terms of the contracts and past experience with similar contracts. We monitor levels of performance under each contract including the extent of patient enrollment and other activities through communications with our CRO’s, and we adjust our estimates, if required, on a quarterly basis so that our expenses reflect the actual effort incurred by each CRO.

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

Advertising Expenses

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $43.4 million in 2003, $39.3 million in 2002, and $16.5 million in 2001.

Stock-Based Compensation

In accordance with the provisions of SFAS No. 123, Accounting For Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 123), we have elected to continue to follow Accounting Principles Board Opinion (APB) No. 25, Accounting For Stock Issued To Employees, and Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for our employee stock option plans. Under APB 25, if the exercise price of Gilead’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Although we have elected to follow the intrinsic value method prescribed by APB 25, we will continue to evaluate our approach to accounting for stock options in light of ongoing industry and regulatory developments.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The table below presents the combined net income (loss) and basic and diluted net income (loss) per common share if compensation cost for the Gilead, NeXstar Pharmaceuticals, Inc. (NeXstar) and Triangle stock option plans and the employee stock purchase plan (ESPP) had been determined based on the  estimated fair value of awards under those plans on the grant or purchase date in accordance with SFAS 123 (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net income (loss)—as reported	$(72,003)	$72,097	$52,271
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,219	44	2,882
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(61,429)	(72,137)	(50,081)
Pro forma net income (loss)	$(132,213)	$4	$5,072
Net income (loss) per share:
Basic-as reported	$(0.36)	$0.37	$0.28
Basic-pro forma	$(0.66)	$0.00	$0.03
Diluted-as reported	$(0.36)	$0.35	$0.26
Diluted-pro forma	$(0.66)	$0.00	$0.03

The effect on net income (loss) and basic and diluted net income (loss) per common share presented above is not likely to be representative of the effects on net income (loss) and net income (loss) per share pursuant to SFAS 123 in future years, due to subsequent years including additional grants and years of vesting.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. We used the multiple option approach and the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected life in years (from vesting date):
Stock options	1.84	1.86	1.95
ESPP	1.32	1.31	1.29
Discount rate:
Stock options	2.8%	3.9%	4.6%
ESPP	1.8%	3.0%	4.7%
Volatility	78%	82%	83%
Expected dividend yield	0%	0%	0%

Through the end of the third quarter of 2003, the fair value of stock awards granted in 2003 was determined utilizing a volatility rate of 80%. In the fourth quarter of 2003, we changed the volatility assumption we used to arrive at a fair value for our stock awards from 80% to 52%. The most recent two-year time period was used for purposes of calculating the expected volatility. After considering such factors as our stage of development, the length of time that we have been a public company and several drug approvals over the past few years which have enabled us to achieve positive cash flow from operations, we believe this volatility rate better reflects the expected volatility of our stock going forward. The 78% volatility used in the table above represents the weighted average volatility of 80% for the first three quarters and 52% for the fourth quarter.

The weighted average estimated fair value of ESPP shares purchased was $19.63 for 2003, $18.54 for 2002 and $11.57 for 2001.

Per Share Computations

For 2003, both basic and diluted net loss per common share are computed based on the weighted average number of common shares outstanding during the period. The potential common shares from convertible notes of 17.2 million shares and outstanding stock options and warrants of 9.9 million shares were excluded from the computation of diluted net loss per share in 2003, as their effect would be antidilutive. For 2002 and 2001, basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share for 2002 includes the effects of approximately 10.9 million stock options but does not include the effect of the $250.0 million 5% convertible notes, which would convert to approximately 10.2 million shares, or the

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$345.0 million 2% convertible notes, which would convert to approximately 7.3 million shares, as the effect of their assumed conversion is antidilutive. Diluted net income per common share for 2001 includes the effects of approximately 12.1 million stock options and warrants, but does not include the effect of the $250.0 million 5% convertible notes which would convert to approximately 10.2 million shares, as the effect of their assumed conversion is antidilutive.

Cash and Cash Equivalents

We consider highly liquid investments with insignificant interest rate risk and a remaining maturity of three months or less at the purchase date to be cash equivalents. We may enter into overnight repurchase agreements under which we purchase securities with an obligation to resell them the following day. Securities purchased under agreements to resell are recorded at face value and reported as cash and cash equivalents. Under our investment policy, we may enter into repurchase agreements (repos) with major banks and authorized dealers provided that such repos are collateralized by U.S. government securities with a fair value of at least 102% of the fair value of securities sold to Gilead. Other eligible investments under our investment policy include commercial paper, money market funds and other bank obligations.

Marketable Securities

We determine the appropriate classification of our marketable securities, which consists solely of debt securities, at the time of purchase and reevaluate such designation at each balance sheet date. All of our marketable securities are classified as available-for-sale and carried at estimated fair values and reported in either cash equivalents or marketable securities. At December 31, 2003, cash and cash equivalents include $116.0 million of securities designated as available-for-sale ($559.8 million at December 31, 2002). Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders’ equity. Interest income includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. We regularly review all of our investments for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. No such reductions have been required during the past three years.

Concentrations of Credit Risk

We are subject to credit risk from our portfolio of cash equivalents and marketable securities. By policy, we limit amounts invested in such securities by duration, industry group, investment type and issuer, except for securities issued by the U.S. government. We are not exposed to any significant concentrations of credit risk from these financial instruments. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive after-tax rate of return.

We are also subject to credit risk from our accounts receivable related to product sales. A significant amount of our trade accounts receivable arises from sales of AmBisome and Viread, primarily through

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sales by our European subsidiaries and export sales to our distributors in Europe. In certain countries where payments are typically slow, primarily Greece, Spain, Portugal and Italy, our accounts receivable balances are significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2003, our past due accounts receivable for Greece, Spain, Portugal and Italy totaled approximately $102.7 million, of which approximately $59.0 million was more than 120 days past due based on the contractual terms of the receivables. At December 31, 2002, past due receivables for these countries were $49.7 million, of which approximately $26.6 million was more than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and believe that all our past due accounts receivable as reflected in the consolidated balance sheet, including those due from customers in these four countries, are collectible. We perform credit evaluations of our customer’s financial condition and generally have not required collateral.

Many of the materials that we utilize in our operations are made at only one facility. For example, we depend on single suppliers for high quality amphotericin B, distearoylphosphatidylcholine and high quality cholesterol, each of which is used in the manufacture of AmBisome. If supplies from our suppliers were interrupted for any reason, we may be unable to ship Viread, AmBisome, Hepsera, Emtriva or Vistide, or to supply any of our products in development for clinical trials.

Inventories

Inventories are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise unsaleable items. If such items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the units are identified as impaired. Historically, inventory write-downs have been insignificant and consistent with management’s expectations.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Land is not depreciated. Estimated useful lives are as follows (in years):

Description	Estimated Useful Life
Buildings and improvements	20
Laboratory and manufacturing equipment	4-10
Office and computer equipment	2-6
Leasehold improvements	Life of related lease

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Office and computer equipment includes capitalized computer software. All of our capitalized software is purchased. We have no internally developed computer software. Leasehold improvements and capitalized leased equipment are amortized over the shorter of the lease term or the item’s useful life. Capitalized interest on construction in progress is included in property, plant and equipment.

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. Our in-place lease intangible asset is being amortized over the remaining period of the related lease term as discussed in Note 4.

Impairment of Long-Lived Assets

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

Should there be an indication of impairment, we will test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its fair value, will be recognized. The cash flow estimates used in such calculations are based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation, Transactions and Contracts

Adjustments resulting from translating the financial statements of our foreign subsidiaries into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of stockholders’ equity. Net foreign exchange transaction gains (losses) are reported as selling, general and administrative expenses in the consolidated statements of operations. Such realized gains (losses) were ($2.2) million in 2003, $0.6 million in 2002 and ($1.4) million in 2001.

We hedge certain of our foreign currency exposures related to outstanding trade accounts receivable, firmly committed purchase transactions, and forecasted product sales with foreign exchange forward contracts. In general, these contracts do not expose us to market risk because gains and losses on the contracts offset gains and losses on the transactions being hedged. Our exposure to credit risk from these contracts is a function of changes in interest and currency exchange rates and, therefore, varies over time. Gilead limits the risk that counterparties to these contracts may be unable to perform by transacting only with major U.S. banks. We also limit risk of loss by entering into contracts that provide for net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized and unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into speculative foreign currency transactions and do not write options. We presently do not hedge our net investment in any of our foreign subsidiaries. In accounting for hedges of accounts receivable, we record the changes in the fair value in selling, general and administrative expense, as these derivative instruments are not designated as hedges under SFAS 133.

We selectively hedge anticipated currency exposures by purchasing forward contracts to hedge firmly committed purchases transactions and anticipated product sales over the next year or less, which are designated as cash flow hedges under SFAS 133. The unrealized gains and losses on the underlying forward contracts are recorded in other comprehensive income and recognized in earnings when the forecasted transaction occurs. At December 31, 2003 and December 31, 2002, we have net unrealized losses on our open foreign exchange forward contracts of $14.5 million and $1.1 million, respectively. Losses on revenue hedges reduced product sales by $2.8 million in 2003 and by $1.0 million in 2002.

We had notional amounts on forward exchange contracts outstanding of $405.0 million at December 31, 2003 and $53.5 million at December 31, 2002. All contracts have maturities of one year or less.

See Note 2 for a further discussion of derivative financial instruments and our adoption of SFAS 133.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, certain other non-current assets, forward foreign exchange contracts, accounts payable, long-term obligations and convertible notes. Cash and cash equivalents, marketable securities and forward foreign exchange contracts that hedge accounts receivable are reported at their respective fair values on the balance sheet. Forward foreign exchange contracts that hedge firmly committed purchases and sales are recorded at fair value, net of the related deferred gain or loss, resulting in a reported net balance of zero. The fair value of the convertible senior notes at December 31, 2003 was

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$472.6 million and the fair value at December 31, 2002 was $357.4 million. The carrying value at the end of each period was $345.0 million. The fair value of the convertible subordinated notes at December 31, 2002 was $381.9 million and the carrying value was $250.0 million. Gilead called the convertible subordinated notes for redemption in November 2003 and converted them to Gilead common stock in December 2003. The fair values at December 31, 2003 and December 31, 2002 for each of the convertible notes were determined by obtaining quotes from a market maker for the notes. We believe the remaining financial instruments are reported on the consolidated balance sheet at amounts that approximate current fair values.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. We did not create or acquire any new variable interest entities after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as amended, must be applied at the end of the first interim or annual period ending after March 15, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

2.   DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, Gilead adopted SFAS 133. The standard requires that Gilead recognize all derivatives as either assets or liabilities measured at fair value. We enter into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. If the derivative is designated as, and meets the definition of, a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.

The Company enters into foreign currency forward contracts, generally with maturities of 12 months or less, to hedge future cash flows related to purchase transactions and forecasted product sales in foreign denominated currencies. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, hedges related to anticipated foreign currency purchases of raw materials and forecasted product sales designated and documented at the inception of the respective hedge are designated as cash flow hedges and evaluated for effectiveness quarterly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the underlying hedged item. The effective component of the hedge is recorded in accumulated other comprehensive income. Substantially all values reported in accumulated other comprehensive income at December 31, 2003 will be reclassified to earnings within 12 months. Any residual changes in fair value of the instruments or other ineffectiveness are

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

2.   DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

recognized immediately in selling, general and administrative expense. Ineffectiveness during 2003 and 2002 was not significant.

As a result of entering into collaborations in prior years, Gilead holds warrants to purchase stock in two non-public companies, one of which completed its initial public offering in January 2004. See Note 10. These warrants have net exercise features and under SFAS 133 are classified as derivative instruments. Upon adoption, Gilead recorded the fair value of one of these warrants at $1.1 million with an offsetting adjustment to cumulative change in accounting principle.

During 2003, a $5.1 million loss on hedging contracts has been recognized in the consolidated income statement and a $1.0 million decrease in the fair value of derivatives has been recognized in accumulated other comprehensive income. At December 31, 2003, the fair value of derivatives included in accumulated other comprehensive income is not material.

3.   ACQUISITION OF TRIANGLE PHARMACEUTICALS, INC.

On January 23, 2003, we completed the acquisition of all of the net assets of Triangle to expand our antiviral pipeline. Triangle was a development stage company with a particular focus on potential therapies for HIV, including AIDS, and the hepatitis B virus (HBV). Triangle’s portfolio consisted of several drug candidates in clinical trials, including Emtriva (emtricitabine) for the treatment of HIV infection, emtricitabine for the treatment of chronic hepatitis B, amdoxovir for the treatment of HIV infection and clevudine for the treatment of chronic hepatitis B. In July 2003, the U.S. Food and Drug Administration (FDA) approved for marketing Emtriva for the treatment of HIV and in October 2003, the European Commission granted Marketing Authorisation for Emtriva in all fifteen member states of the European Union.

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

In December 2002, as part of the arrangements contemplated by the proposed acquisition of Triangle by Gilead, a $50.0 million loan was extended to Triangle for working capital and other corporate purposes. Triangle issued to Gilead a 7.50% unsecured convertible promissory note. Upon completion of the acquisition in January 2003, this loan was eliminated in our consolidated financial statements.

The aggregate purchase price was $525.2 million, including cash paid of $463.1 million for all of the outstanding stock, the fair value of stock options assumed of $41.3 million, estimated direct transaction costs of $14.2 million and employee related costs of $6.6 million.

As part of the purchase, we established a workforce reduction plan and also assumed obligations under various change of control agreements. As of the acquisition date, approximately $6.2 million of employee termination costs and change of control obligations had been recorded as a liability to be paid

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

3.   ACQUISITION OF TRIANGLE PHARMACEUTICALS, INC. (Continued)

out over a period of approximately two years. At December 31, 2003, approximately $3.6 million remained as a liability.

The following table summarizes the purchase price allocation at January 23, 2003 (in thousands):

Net tangible assets	$28,700
Assembled workforce	4,590
Deferred compensation	3,305
In-process research and development	488,599
$525,194

The $28.7 million of net tangible assets includes assumed liabilities of $20.8 million. The $4.6 million value assigned to the assembled workforce was being amortized over three years, the estimated useful life of the asset. The deferred compensation represents the intrinsic value of the unvested stock options assumed in the transaction and will be amortized over the remaining vesting period of the options, which extends through January 2007.

Upon the reversal of the deferred tax asset valuation allowance in the fourth quarter of 2003, the remaining $3.2 million assembled workforce asset was eliminated. See Note 18.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

3.   ACQUISITION OF TRIANGLE PHARMACEUTICALS, INC. (Continued)

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

Program	Description	Status of Development	Value (in millions	)
Emtricitabine for HIV—Single Agent	A nucleoside analogue that has been shown to be an inhibitor of HIV replication in patients.	Four phase 3 studies completed. U.S. marketing approval received from the FDA in July 2003 and European Union approval received from the European Commission in October 2003.	$178.8
Emtricitabine/ Tenofovir DF Fixed Dose Combination for HIV Therapy	A potential co-formulation of tenofovir and emtricitabine.	As of the acquisition date, work had not yet commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing. We have since successfully completed co-formulating tenofovir and emtricitabine into a single pill, completed three stability studies and a bioequivalence study required for approval.	$106.4
Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in patients with HIV infection.	Phase 2 trials at acquisition date. Effective January 28, 2004, we announced our intent to terminate the licensing agreement with Emory University and the University of Georgia Research Foundation, Inc. and development will be discontinued.	$114.8
Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in patients chronically infected with HBV.	Phase 1/2 trials at acquisition date. Effective August 6, 2003, the licensing agreement with Bukwang Pharm. Ind. Co., Ltd was terminated and development was discontinued.	$58.8
Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	Phase 3 trial ongoing.	$29.8

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

3.   ACQUISITION OF TRIANGLE PHARMACEUTICALS, INC. (Continued)

The remaining efforts for completion of Triangle’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that emtricitabine for the treatment of chronic hepatitis B, purchased from Triangle, will be approved in the U.S. or the European Union or whether marketing approvals will have significant limitations on its use. We have terminated our rights with respect to the other potential products that we acquired with the acquisition of Triangle. We also do not yet have approval of the fixed-dose combination product containing tenofovir DF and emtricitabine. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired products under development may never be successfully commercialized. Emtriva, for example, is a product with many similarities to other existing products. As a result, it may be difficult to successfully penetrate the market and to achieve significant revenues. In addition, emtricitabine for the treatment of chronic hepatitis B faces significant uncertainties associated with pricing, efficacy, and the cost to produce that may not be successfully resolved. As a result, we may make a strategic decision to discontinue development of this product, as we did with clevudine and amdoxovir, if we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

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

In accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, the purchase price should be allocated between land, buildings and existing in-place leases based on the estimated relative fair values. Land and buildings were recorded at $45.1 million and

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

4.   ACQUISITION OF REAL ESTATE (Continued)

$71.4 million, respectively. The fair value of the buildings will be depreciated over their remaining economic life estimated to be 20 years. We used the market approach to value the existing leases we acquired and recorded an intangible asset of approximately $6.5 million that will be amortized on a straight-line basis to net rental income over approximately two years, the remaining term of the leases. The net rental income we generate from these leases, after amortization of the intangible asset, is included in interest and other income, net and was approximately $0.4 million for the year ended December 31, 2003. Accumulated amortization on the intangible asset was $0.8 million as of December 31, 2003.

5.   ASSET IMPAIRMENT

During 2003, we recorded an asset impairment charge of $10.2 million on certain of our long-lived assets, primarily leasehold improvements, manufacturing and laboratory equipment, which we have classified as held for use. This non-cash charge was driven by the decision to terminate our liposomal research and development activities in San Dimas and discontinue the DaunoXome product line. The impairment was based on our analysis of the undiscounted cash flows to be generated from the affected assets as compared to their carrying value. As the carrying value exceeded the related undiscounted cash flows, we wrote the carrying value of the long-lived assets down to fair value in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Fair value was derived using an expected cash flow approach.

6.   SALE OF ONCOLOGY ASSETS

On December 21, 2001, Gilead completed the sale of its oncology assets, pipeline of clinical candidates in oncology and all related intellectual property, as well as our Boulder, Colorado operations, including clinical research and drug development operations, infrastructure and facilities, to OSI. The three clinical development candidates sold to OSI were: NX 211 (liposomal lurtotecan), GS 7836 (a nucleoside analogue) and GS 7904L (a liposomal thymidylate synthase inhibitor). As consideration, Gilead received $130.0 million in cash and 924,984 shares of OSI common stock valued at approximately $38.8 million as of December 21, 2001. The number of shares issued to Gilead was determined by dividing $40.0 million by the average closing sale price of OSI common stock for the 5 days preceding December 21, 2001. We are also entitled to additional payments from OSI of up to $30.0 million in either cash or a combination of cash and OSI common stock if and when OSI reaches certain development milestones for NX 211, the most advanced of the oncology product candidates sold to OSI. Milestone payments, if any, received from OSI will be recognized as contract revenues upon receipt. Based upon the December 21, 2001 net book value of the oncology assets sold of $5.0 million, transaction costs of $3.2 million, and $2.8 million related to the acceleration of approximately 78,000 options to purchase Gilead common stock, we realized a pretax gain of $157.8 million in the fourth quarter of 2001. The carrying value of the transferred assets relates primarily to certain property and equipment. OSI assumed all of Gilead’s oncology-related clinical and preclinical obligations, as well as various lease obligations. Under a related manufacturing agreement, we will produce for OSI liposomal formulations of NX 211 and GS 7904L, the two liposomal products sold to OSI, at our manufacturing facility in San Dimas, CA.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

7.   SALE OF MARKETABLE SECURITIES

In July 2002, Gilead sold all of its remaining shares of OSI common stock for approximately $22.0 million. These shares were partial consideration for the sale of our oncology assets to OSI in December 2001, at which time they were recorded at a fair market value of approximately $38.0 million. In connection with the sale of these remaining shares, we recognized a non-operating loss of approximately $16.0 million that is reflected in our consolidated results of operations for the year ended December 31, 2002.

8.   AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities. Estimated fair values of available-for-sale securities are based on prices obtained from commercial pricing services (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003
U.S. treasury securities and obligations of U.S. government agencies	$167,825	$304	$(5)	$168,124
Corporate debt securities	104,549	256	(15)	104,790
Asset-backed securities	208,557	165	(299)	208,423
Other debt securities	146,901	—	—	146,901
Total	$627,832	$725	$(319)	$628,238
December 31, 2002
U.S. treasury securities and obligations of U.S. government agencies	$419,784	$1,781	$(9)	$421,556
Corporate debt securities	102,891	1,195	(17)	104,069
Asset-backed securities	68,708	852	(6)	69,554
Other debt securities	290,018	—	—	290,018
Total	$881,401	$3,828	$(32)	$885,197

Other debt securities consist primarily of money market funds. We also maintain other marketable securities of nominal value recorded in other noncurrent assets. At December 31, 2003 and December 31, 2002, these securities have a net unrealized loss of approximately $0.8 million and $0.1 million, respectively.

The following table presents certain information related to sales of available-for-sale securities (in thousands):

	Year Ended December 31,
	2003	2002	2001
Proceeds from sales	$579,362	$422,168	$143,684
Gross realized gains on sales	$1,897	$3,492	$1,284
Gross realized losses on sales	$(1,120)	$(16,705)	$(59)

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

8.   AVAILABLE-FOR-SALE SECURITIES (Continued)

At December 31, 2003, $361.9 million of our portfolio of marketable securities (which excludes $208.4 million of asset-backed securities) has a contractual maturity of less than one year and $57.9 million of the portfolio has a contractual maturity greater than one year but less than three years. None of the estimated maturities of our asset-backed securities exceed three years.

9.   BALANCE SHEET DETAIL (in thousands)

	December 31,
	2003	2002
Inventories:
Raw materials	$54,178	$24,840
Work in process	11,775	16,548
Finished goods	32,149	10,240
Total	$98,102	$51,628
Property, plant and equipment, net:
Buildings and improvements (including leasehold improvements)	$146,445	$61,010
Laboratory and manufacturing equipment	35,819	37,108
Office and computer equipment	34,193	27,005
Capitalized leased equipment	16,333	14,915
Construction in progress	10,292	8,467
	243,082	148,505
Less accumulated depreciation and amortization	(89,938)	(80,778)
Subtotal	153,144	67,727
Land	45,056	—
Total	$198,200	$67,727
Accrued compensation and employee benefits:
Accrued bonuses	$13,313	$9,928
Other accrued compensation and employee benefits	22,459	11,583
Total	$35,772	$21,511
Other accrued liabilities:
Accrued Medicaid rebates	$22,097	$10,805
Fair value of forward currency contracts	15,096	1,796
Income taxes payable	13,305	2,997
Accrued sales and marketing expenses	5,883	8,205
Other liabilities	40,621	20,223
Total	$97,002	$44,026

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

10.   COLLABORATIVE ARRANGEMENTS AND CONTRACTS

Chiron Corporation

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

Japan Tobacco Inc.

In July 2003, Gilead entered into a licensing agreement with Japan Tobacco Inc. (Japan Tobacco) under which Japan Tobacco will commercialize products in our HIV portfolio in Japan. The agreement includes Viread, Emtriva and a future co-formulation of the two products. Under the terms of the agreement, we received an up-front fee and are entitled to receive additional cash payments upon achievement of certain milestones. Japan Tobacco also will pay us a royalty on net sales, if any, of these products in Japan. The up-front fee has been recorded as deferred revenue and will be amortized into contract revenue over the period of our remaining obligations under the agreement, approximately 14 years.

Emory University

In April 1996, Triangle obtained, and in January 2003 we acquired as part of our acquisition of Triangle, an exclusive worldwide license to all of Emory University’s rights to purified forms of emtricitabine for use in the HIV and the hepatitis B fields. We are obligated to make certain milestone and royalty payments to Emory, including annual minimum royalties beginning the third year after the first FDA registration is granted for an anti-HIV product incorporating the emtricitabine technology in the U.S. and the third year after the first registration is granted for an anti-hepatitis B product incorporating the emtricitabine technology in certain major market countries, for the HIV and hepatitis B indications, respectively. In 2002, Triangle began paying license maintenance fees because development milestones had not yet been achieved.

The license agreement with Emory terminates upon the later of patent expiration or the expiration of our obligation to pay royalties. In addition, we have the right to terminate the agreement in its entirety or with respect to one or both indications (HIV and HBV) in one or more countries prior to expiration at any time upon 90 days notice.

GlaxoSmithKline

In April 2002, Gilead and GSK entered into a licensing agreement providing GSK the rights to commercialize Hepsera, our antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, we retained rights to Hepsera in the U. S., Canada, Eastern and Western Europe, Australia and New Zealand. GSK received exclusive rights to develop Hepsera solely

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

10.   COLLABORATIVE ARRANGEMENTS AND CONTRACTS (Continued)

for the treatment of chronic hepatitis B in all of its territories, the most significant of which include China, Korea, Japan and Taiwan. In addition, GSK paid us an up-front licensing fee of $10.0 million as the first payment against these additional obligations and, may pay up to $30.0 million upon achievement by GSK of certain regulatory, development and commercial milestones. Of this $30.0 million, $2.0 million was received for the U.S. approval of Hepsera in September 2002 and $2.0 million was received for the Canadian approval of Hepsera in August 2003. GSK also will pay us a royalty on net sales, if any, of Hepsera in the GSK territories. GSK will have full responsibility for development and commercialization of Hepsera in GSK’s territories. The $10.0 million up-front fee and $4.0 million of approval fees have been recorded as deferred revenue with a total of $0.9 million and $0.5 million being recognized as contract revenue in 2003 and 2002, respectively. The $12.6 million balance of deferred revenue at December 31, 2003 will be amortized into contract revenue over the period of our remaining obligations under the agreement, approximately 12 years.

In December 2000, Gilead entered into an agreement with Glaxo Wellcome, now GSK, giving Gilead the rights to GS 7904L, a novel anti-tumor compound. Gilead was developing GS 7904L in a liposome and was evaluating it in preclinical studies. Under the agreement, Gilead had exclusive worldwide rights to develop and commercialize GS 7904L for all indications other than malaria. Gilead paid GSK an up-front fee that was included in R&D expense in 2000. In December 2001, this compound was assigned to OSI as part of the sale of oncology assets.

In May 1998, Gilead entered into a three-part collaboration with GSK in which: (a) GSK received a non-exclusive right to use Gilead’s proprietary SELEX process for target validation; (b) Gilead received exclusive rights (subject to GSK’s right to elect to participate in such activities) to develop and commercialize NX 211, a liposomal formulation of GSK’s proprietary topoisomerase I inhibitor (lurtotecan); and (c) GSK acquired 1,457,028 shares of Gilead common stock for $10.0 million in a private offering. In December 2000, the collaboration and license agreement was modified. Under the revised terms of agreement, GSK waived its right to participate in the development and commercialization of NX 211 and its right to receive royalties, giving Gilead exclusive rights to the compound. In December 2001, this compound was also assigned to OSI as part of the sale of oncology assets.

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

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

10.   COLLABORATIVE ARRANGEMENTS AND CONTRACTS (Continued)

Archemix

In October 2001, we entered into an agreement with Archemix Corporation relating to our SELEX technology. Under this agreement, Archemix obtained the exclusive rights to the SELEX process, including therapeutic and other commercial applications to the extent not already licensed under pre-existing agreements. Archemix paid to us $9.0 million in 2001 and $8.5 million in 2002. As required by our license agreement with License Equity Holdings, Inc. (ULEHI), we paid 5% of these receipts to ULEHI, therefore we recognized $8.1 million and $8.6 million as revenue in 2002 and 2001, respectively. We also received a warrant to purchase 350,000 shares of Archemix common stock, the value of which is not material. As required by our license agreement with ULEHI, we transferred 5% of this warrant at that time. We have since transferred the remainder of the warrant to ULEHI. No additional payments are due by Archemix under this agreement.

EyeTech

In March 2000, we entered into an agreement with EyeTech Pharmaceuticals, Inc. relating to our proprietary aptamer EYE001, now known as Macugen. Currently in Phase 3 clinical trials, Macugen is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, EyeTech received worldwide rights to all therapeutic uses of Macugen, and, if the product is successfully commercialized, EyeTech will pay us royalties on worldwide sales of the product. EyeTech also will be responsible for all research and development costs. We provided clinical supplies of the product to EyeTech through March 2001. We also received a $7.0 million up-front licensing fee from EyeTech in April 2000, which was recognized as revenue ratably over the one-year supply agreement period. Accordingly, $5.2 million of the license fee was recorded as contract revenue under the agreement in 2000, and the remainder of the license fee was recognized as revenue in 2001. We are also entitled to additional cash payments from EyeTech of up to $25.0 million if and when EyeTech reaches certain Macugen development milestones. Additionally, we received a warrant to purchase 791,667 shares of EyeTech series B convertible preferred stock, exercisable at a price of $6.00 per share, the price at which the stock was issued to other investors. See Note 2 for a description of the accounting treatment of the warrant.

Fujisawa

Our rights to market AmBisome are subject to a 1991 agreement between Gilead and Fujisawa Healthcare, Inc., as successor to Fujisawa USA, Inc. (Fujisawa). Under the terms of the Fujisawa agreement, as amended, Fujisawa and Gilead co-promote AmBisome in the U.S. Fujisawa has sole marketing rights to AmBisome in Canada and we have exclusive marketing rights to AmBisome in the rest of the world, provided we pay royalties to Fujisawa in connection with sales in most significant Asian markets, including Japan. In connection with U.S. sales, Fujisawa purchases AmBisome from Gilead at cost. For sales in Canada, Fujisawa purchases AmBisome at cost plus a specified percentage. Fujisawa collects all payments from the sale of AmBisome in the U.S. and Canada. We receive 20% of Fujisawa’s gross profits from the sale of AmBisome in the U.S. Gross profits include a deduction for cost of goods sold, giving us a current effective royalty rate of approximately 17% of Fujisawa’s net sales of AmBisome in

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

10.   COLLABORATIVE ARRANGEMENTS AND CONTRACTS (Continued)

the U.S. In connection with the agreement between us and Fujisawa, we recorded royalty revenue of $12.5 million in 2003, $15.7 million in 2002 and $17.1 million in 2001.

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

Roche

In September 1996, Gilead entered into a collaboration agreement with Roche to develop and commercialize therapies to treat and prevent viral influenza (the Roche Agreement). Under the Roche Agreement, Roche received exclusive worldwide rights to Gilead’s proprietary influenza neuraminidase inhibitors. Prior to 2000, Roche made license fee and developmental milestone payments totaling $29.1 million. During 2000, Gilead recognized $9.6 million of contract revenue from milestone payments from Roche related to Tamiflu milestones achieved during the year. The milestones included filing for regulatory approval in Japan for treatment of influenza, the Japanese approval of the application, the filing for U.S. regulatory approval for the prevention of influenza, and the receipt of such approval in the U.S. In 2001, we recognized a $2.0 million milestone payment for the filing of an application to market Tamiflu as a prophylaxis in the European Union. In 2002, we recognized $8.0 million in milestone payments for the European approval of Tamiflu for treatment and prophylaxis.

As of December 31, 2003, Gilead is entitled to additional cash payments from Roche of up to $1.6 million upon Roche achieving additional developmental and regulatory milestones. In addition, Roche is required to pay Gilead royalties on net product sales. Gilead began receiving royalties from Roche’s sales of Tamiflu in the first quarter of 2000. We recorded a total of $12.0 million of Tamiflu royalties in 2003, $3.4 million of royalties in 2002 and $4.5 million of royalties in 2001. We recognize royalty revenue from Roche in the quarter following the quarter in which the related Tamiflu sales occur.

Pfizer

In August 1996, Gilead and Pfizer (formerly Pharmacia Corporation) entered into a License and Supply Agreement (Pfizer Agreement) to market Vistide in all countries outside the U.S. Under the terms of the Pfizer Agreement, Pfizer paid Gilead an initial license fee of $10.0 million.

Subsequent to the cumulative effect of the change in accounting principle recorded effective in the first quarter of 2000, Gilead is recognizing the initial license fee on a straight-line basis over the supply arrangement period, which is sixteen years from the agreement date. The net impact of the change in accounting principle for the Pfizer Agreement was to increase the net loss in 2000 by $7.3 million. The

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

10.   COLLABORATIVE ARRANGEMENTS AND CONTRACTS (Continued)

cumulative effect of the change in accounting principle related to the initial license fee from Pfizer was a $7.9 million charge to results of operations, and additional contract revenue of $0.6 million was recognized in 2000 subsequent to the accounting change. The remaining $7.3 million of related deferred revenue is expected to be recognized on a straight-line basis as contract revenue over the remaining supply period, through 2013.

Under the terms of the Pfizer Agreement and related agreements covering expanded access programs for Vistide outside of the U.S., Gilead is responsible for maintaining the cidofovir patent portfolio and for supplying to Pfizer bulk cidofovir used to manufacture the finished Vistide product. Gilead is entitled to receive a royalty based upon Pfizer’s sales of Vistide. Gilead receives a portion of the royalty upon shipping either bulk drug substance or Vistide to Pfizer, and the remainder upon Pfizer’s sale of Vistide to third parties. Any royalties that Gilead receives before the product is sold to third parties are recorded as deferred revenue until such third-party sales occur. At December 31, 2003, we have recorded on our balance sheet approximately $2.6 million of such deferred revenue ($1.9 million at December 31, 2002). We recognized royalty revenue from sales of Vistide outside of the United States by Pharmacia of $1.3 million in 2003, $1.3 million in 2002 and $1.4 million in 2001.

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

In December 2000, the agreements with IOCB/REGA were amended to provide for a reduced royalty rate on future sales of Hepsera or Viread, in return for an up-front payment from Gilead of $11.0 million upon signing the agreement. This payment was recorded as a long-term prepaid royalty and is classified in other noncurrent assets on the balance sheet at December 31, 2003 and 2002. It is being recognized as royalty expense over the expected commercial life of Viread and Hepsera. Amortization of the $11.0 million payment began as of the product launch dates of Viread and Hepsera and totaled $1.7 million through December 31, 2003.

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

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

11.   INVESTMENT IN AND SALE OF UNCONSOLIDATED AFFILIATE

In July 1998, we established Proligo L.L.C., a Delaware limited liability company (Proligo), as a wholly owned subsidiary and transferred all of the assets of the NeXstar Technology Products division to Proligo. In August 1998, we sold a 51% interest (Interest) in Proligo to a third party. As payment for the Interest, we received $15.0 million in cash and a 49% interest in PerSeptive Biosystems GmbH, a company in Hamburg, Germany, which specializes in the manufacture of nucleoside phosphoramidite monomers. Prior to February 2000, we made two additional cash investments in Proligo for a total of $5.0 million to maintain our 49% ownership interest in Proligo.

We accounted for our investment in Proligo using the equity method of accounting. During 2001, Gilead sold its 49% interest in Proligo to Degussa Corporation for $14.3 million in cash. The proceeds, net of Gilead’s investment in Proligo, are reflected as an $8.8 million gain on the sale of unconsolidated affiliate. In 2001, prior to the date of the sale, Gilead recorded $2.1 million as equity in the loss of Proligo.

12.   LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

	December 31,
	2003	2002
Capital lease obligations: monthly installments through 2007; interest rates ranging from 6% to 21%	$462	$361
Fixed rate debt: monthly installments through 2003; secured by equipment; interest rates ranging from 2% to 11%	—	106
Total long-term obligations	462	467
Less current portion	(139)	(194)
Long-term obligations due after one year	$323	$273

Future minimum lease payments under capital lease obligations are as follows (in thousands):

Year ending December 31,
2004	$196
2005	184
2006	171
2007	12
2008	—
563
Less amount representing interest	(101)
Total	$462

The terms of the various agreements require us to comply with certain financial and operating covenants. At December 31, 2003, we were in compliance with all such covenants.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

13.   CONVERTIBLE NOTES

On December 18, 2002, Gilead issued $345.0 million of 2% convertible senior notes due December 15, 2007 in a private offering to Goldman, Sachs & Co. who resold the notes to qualified institutional investors. The notes are convertible into a total of up to 7,340,425 shares of Gilead common stock at $47.00 per share. The $47.00 conversion price is higher than Gilead’s common stock price on the note’s issuance date. The notes are redeemable in whole or in part, at the option of Gilead, at any time on or after June 20, 2004, at specified redemption prices plus accrued interest. Debt issuance costs of $8.4 million incurred in connection with the issuance of the notes were recorded as other noncurrent assets, and are being amortized to interest expense on a straight-line basis over the contractual term of the notes.

On December 13, 2000, Gilead issued $250.0 million of 5% convertible subordinated notes due December 15, 2007 in a private offering to J.P. Morgan & Co., Lehman Brothers and Morgan Stanley Dean Witter, which resold the notes to private institutional investors. The notes were convertible into a total of up to 10,178,116 shares of Gilead common stock at $24.5625 per share. The $24.5625 conversion price was higher than Gilead’s common stock price on the note’s issuance date. The notes were redeemable in whole or in part, at the option of Gilead, at any time on or after December 20, 2003, at specified redemption prices plus accrued interest. Debt issuance costs of $8.2 million incurred in connection with the issuance of thenotes were recorded as other noncurrent assets, and were being amortized to interest expense on a straight-line basis over the contractual term of the notes. In November 2003, Gilead called the convertible subordinated notes for redemption and converted them to shares of common stock in December 2003. Upon conversion, the $4.6 million remaining balance of the related debt issuance costs was reclassified to additional paid in capital.

14.   COMMITMENTS AND CONTINGENCIES

Lease Arrangements

We have entered into various long-term noncancelable operating leases for equipment and facilities.

Facility leases in San Dimas, California and Durham, North Carolina expire on various dates between 2006 and 2013. One of the San Dimas leases contains two five-year renewal options. The Durham lease has two seven-year renewal options. We also have operating leases for sales, marketing and administrative facilities in Europe and Australia with various terms. Our equipment leases include a corporate airplane, which has an initial term of two years and an annual renewal option of up to ten years.

Lease expense net of sublease income under our operating leases totaled approximately $15.5 million in 2003, $13.4 million in 2002 and $12.0 million in 2001.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

14.   COMMITMENTS AND CONTINGENCIES (Continued)

Aggregate noncancelable future minimum rental payments under operating leases, net of aggregate future minimum rentals to be received by us under noncancelable subleases, are as follows (in thousands):

Years ending December 31,	Operating Leases, Net of Noncancelable Subleases
2004	$7,036
2005	4,033
2006	10,439
2007	10,697
2008	10,289
Thereafter	12,744
$55,238

Future minimum rental receipts due to us under noncancelable subleases are $6.1 million in 2004, $6.3 million in 2005 and $0.5 million in 2006.

Legal Proceedings

In 1997 we reached a settlement with Elan Corporation, plc (Elan, the successor company to The Liposome Company) in which both companies agreed to dismiss all legal proceedings involving AmBisome, Gilead’s liposomal formulation of amphotericin B. Under the terms of the initial settlement agreement in 1997, we made an initial payment to Elan of $1.8 million and agreed to make additional royalty payments through 2006, based on AmBisome sales. In 1997, we recorded a $10.0 million accounting charge for the accrued litigation settlement expenses, representing the estimated net present value of all future minimum payments we were required to make. In June 2002, Elan and Gilead entered into an agreement terminating our remaining AmBisome payment obligations under the initial settlement agreement in exchange for a payment to Elan of $7.3 million. The excess of the $7.3 million settlement amount over the remaining accrued litigation settlement expenses balance of $6.0 million is being amortized over the remaining life of the patents, approximately four years.

On September 4, 2003, Gilead entered into a Settlement Agreement and Release with University License Equity Holdings, Inc. (ULEHI) and Archemix Corporation concerning rights to identify aptamers using the SELEX technology licensed by ULEHI to Gilead. The Settlement Agreement and Release resolves disputes among the parties arising out of Gilead’s assignment of rights to identify certain aptamers to Archemix.

On September 2, 2003, the County of Westchester, New York (“Westchester”) served Gilead with a complaint which alleges that Gilead and a large number of other pharmaceutical manufacturer defendants report prices for products that overstate the Average Wholesale Price (“AWP”), allegedly inflating reimbursement rates under the Medicaid Program and causing Westchester to pay artificially inflated prices for covered drugs including, in the case of Gilead, Viread. In addition, Westchester argues that the defendants, including Gilead, did not accurately report the “best price” under the Medicaid Program. The complaint asserts varying claims under the federal RICO statutes, their state law corollaries, as well as state law claims for deceptive trade practices and common law fraud. Gilead intends to vigorously defend

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

14.   COMMITMENTS AND CONTINGENCIES (Continued)

itself against the allegations. The complaint seeks an undetermined amount of damages, as well as other relief, including declaratory and injunctive relief.

Other defendants in this lawsuit have been named in numerous other lawsuits with comparable AWP allegations. To our knowledge, Gilead has not been named in these other lawsuits. Were Gilead to be named and served in other lawsuits with comparable AWP allegations, adverse results could result in material damages.

A purported class action complaint was filed on November 10, 2003 in the United States District Court for the Northern District of California against Gilead and our Company’s Chief Executive Officer, Chief Financial Officer, Executive Vice Presidents of Operations and Research and Development, and Senior Vice Presidents of Manufacturing and Research. The complaint alleges that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Gilead’s securities during the period from July 14, 2003 through October 28, 2003. Other similar actions were subsequently filed and the court issued an order consolidating the lawsuits into a single action on December 22, 2003. We believe that we have meritorious defenses to the allegations contained in the complaint and intend to defend the case vigorously. No trial date has been scheduled. On February 9, 2004, the court issued an order appointing lead plaintiffs in the action, and these lead plaintiffs have until March 25, 2004 to file a consolidated complaint.

In December 2003, two purported shareholder derivative lawsuits were filed by individual shareholders on behalf of Gilead against its directors and certain executive officers in the Superior Court of the State of California, County of San Mateo alleging, among other things, that defendants violated the California Corporations Code and breached fiduciary duties owing to Gilead. Gilead is named as a nominal defendant. The plaintiffs seek unspecified damages on behalf of Gilead in connection with alleged insider trading during the period between July 14, 2003 and October 28, 2003 and defendants’ alleged breach of their fiduciary duties, abuse of control, waste and mismanagement. The two cases were consolidated into a single action on January 15, 2004 and plaintiffs filed a consolidated complaint on February 12, 2004. No trial date has been scheduled. We intend to take all appropriate action to defend our interests in connection with this litigation.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, results of operations or financial position.

15.   STOCKHOLDERS’ EQUITY

Preferred Stock

Gilead has 5,000,000 shares of authorized preferred stock issuable in series. Our Board of Directors (Board) is authorized to determine the designation, powers, preferences and rights of any such series. We have reserved 400,000 shares of preferred stock for potential issuance under the Preferred Share Purchase Rights Plan. There was no preferred stock outstanding as of December 31, 2003 and December 31, 2002.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

15.   STOCKHOLDERS’ EQUITY (Continued)

Employee Stock Purchase Plan

Under Gilead’s Employee Stock Purchase Plan (ESPP), employees can purchase shares of Gilead common stock based on a percentage of their compensation. The purchase price per share must equal at least the lower of 85 percent of the market value on the date offered or the date purchased. A total of 6.3 million shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2003, 4.9 million shares of the total shares reserved had been issued under the ESPP (4.6 million shares as of December 31, 2002).

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

In November 1991, Gilead adopted the 1991 Stock Option Plan (1991 Plan) for issuance of common stock to employees and consultants. Options issued under the 1991 Plan shall, at the discretion of the Board, be either incentive stock options or nonqualified stock options. In May 1998, the 1991 Plan was amended such that the exercise price of all stock options must be at least equal to the fair value of Gilead’s common stock on the date of grant. The options vest over five years pursuant to a formula determined by the Board and expire after ten years. The 1991 Plan was amended and restated in April 2000 to extend the term of the plan through 2010. In May 2002 the stockholders approved an amendment to the 1991 Plan that increased the total number of authorized shares under the plan from 47,000,000 to 53,000,000. At December 31, 2003, there were 9,570,258 shares available for grant of future options under the 1991 Plan.

In November 1995, Gilead adopted the 1995 Non-Employee Directors’ Stock Option Plan (Directors’ Plan) for issuance of common stock to non-employee Directors pursuant to a predetermined formula. The exercise price of options granted under the Directors’ Plan must be at least equal to the fair value of Gilead’s common stock on the date of grant. For options granted before January 2003, vesting is over five years from the date of grant in quarterly five percent installments. Initial options granted after January 2003 to new Directors vest over three years from the date of grant in equal annual installments. Annual grants thereafter to existing Directors vest after 12 months. All options expire after ten years. In May 2002, the stockholders approved an amendment to the Directors’ Plan that increased the total number of authorized shares under the Plan from 2,200,000 to 2,800,000. At December 31, 2003, there were 781,200 shares available for grant of future options under the Directors’ Plan.

Stock plans assumed by Gilead in the merger with NeXstar include the 1988 Stock Option Plan (1988 Plan), the 1993 Incentive Stock Plan, and the 1995 Director Option Plan (collectively, NeXstar Plans). Options pursuant to the NeXstar Plans that were issued and outstanding as of July 29, 1999 have been

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

15.   STOCKHOLDERS’ EQUITY (Continued)

converted into options to purchase Gilead common stock as a result of the merger and remain subject to their original terms and conditions. No shares are available for grant of future options under any of the NeXstar Plans.

NeXstar’s 1988 Plan allows certain option holders to execute cashless exercises of options. In a cashless exercise transaction, the option holder specifies how many shares will be exercised and Gilead issues the specified number of shares, less the number that would be required to cover the exercise price based on the fair value of the stock on the exercise date. During 2002 and 2001, several option holders performed cashless exercises. As a result, such option awards are considered to be variable and, therefore, we recognized a nominal amount of compensation expense in 2002 and $0.6 million in 2001. As of July 2002, there were no more options outstanding in this category.

Stock plans assumed by Gilead in the acquisition of the net assets of Triangle include the 1996 Stock Option Plan and a separate plan for the chief executive officer of Triangle (collectively, Triangle Plans). Options pursuant to each plan that were issued and outstanding as of January 23, 2003 have been converted into options to purchase approximately 2.0 million shares of Gilead common stock as a result of the acquisition and remain subject to their original terms and conditions. No shares are available for grant of future options under either of the Triangle Plans.

The following table summarizes activity under all Gilead, NeXstar and Triangle stock option plans for each of the three years in the period ended December 31, 2003. All option grants presented in the table had exercise prices not less than the fair value of the underlying stock on the grant date (shares in thousands):

	Year ended December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted average Exercise Price
Outstanding, beginning of year	21,060	$18.67	21,686	$14.26	21,672	$11.09
Granted and assumed	7,871	$41.74	4,371	$33.37	6,708	$21.11
Forfeited	(971)	$32.57	(785)	$21.90	(2,596)	$16.10
Exercised	(5,200)	$14.53	(4,212)	$10.61	(4,098)	$7.58
Outstanding, end of year	22,760	$27.00	21,060	$18.67	21,686	$14.26
Exercisable, end of year	9,998	$18.09	9,275	$11.82	9,022	$9.62
Weighted average fair value of options granted		$27.36		$22.01		$14.29

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

15.   STOCKHOLDERS’ EQUITY (Continued)

The following is a summary of Gilead options outstanding and options exercisable at December 31, 2003 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise price
$ 0.45-$14.59	5,772	4.38	$10.08	5,047	$9.51
$14.80-$27.20	5,853	6.93	$18.71	2,976	$18.35
$27.32-$34.32	6,288	8.37	$33.37	1,533	$33.02
$34.36-$140.93	4,847	9.02	$48.92	442	$62.50
Total	22,760	7.13	$27.00	9,998	$18.09

The Company has reserved an aggregate of 11.7 million shares of common stock for future issuance under equity compensation plans as of December 31, 2003, including 1.4 million issuable under the ESPP and 10.3 million issuable under the 1991 and 1995 Stock Option Plans. Approximately 7.3 million shares have been reserved for issuance for the 2% senior convertible notes.

Preferred Share Purchase Rights Plan

In November 1994, we adopted a Preferred Share Purchase Rights Plan (Rights Plan). The plan provides for the distribution of a preferred stock purchase right as a dividend for each share of Gilead common stock. The purchase rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of our common stock, the purchase rights permit the holders (other than the 15% holder) to purchase Gilead common stock at a 50% discount from the market price at that time, upon payment of a specified exercise price per purchase right. In addition, in the event of certain business combinations, the purchase rights permit the purchase of the common stock of an acquirer at a 50% discount from the market price at that time. Under certain conditions, the purchase rights may be redeemed by the Board in whole, but not in part, at a price of $.0025 per purchase right. The purchase rights have no voting privileges and are attached to and automatically trade with Gilead common stock.

In October 1999 and again in October 2003, the Board of Directors approved amendments to the Rights Plan. The first amendment provided, among other things, for an increase in the exercise price of a right under the plan from $15 to $100 and an extension of the term of the plan from November 21, 2004 to October 20, 2009. The second amendment provides, among other things, for an increase in the exercise price of a right under the plan from $100 (after adjusting for two 2-for-1 stock splits) to $400 and an extension of the term of the Rights Plan to October 27, 2013.

Acceleration of Stock Options

In December 2001, we completed the sale of our oncology assets to OSI. As part of this transaction, we accelerated approximately 78,000 options to purchase Gilead common stock with a value of $2.8 million. See Note 6 for further discussion.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

16.   COMPREHENSIVE INCOME (LOSS)

The following reclassification adjustments are required to avoid double-counting net realized gains (losses) on sales of securities that were previously included in comprehensive income (loss) prior to the sales of the securities (in thousands):

	Year ended December 31,
	2003	2002	2001
Net gain (loss) on sales of securities	$777	$(13,213)	$1,225
Other comprehensive income:
Net unrealized gain (loss) arising during the year	$(3,245)	$(17,790)	$8,960
Reclassification adjustment	(777)	13,213	(1,225)
Net unrealized gain (loss) reported in other comprehensive income (loss)	$(4,022)	$(4,577)	$7,735

The balance of accumulated other comprehensive income as reported on the balance sheet consists of the following components (in thousands):

	December 31,
	2003	2002
Net unrealized gain (loss) on available-for-sale securities	$(352)	$3,670
Net unrealized gain (loss) on cash flow hedges	(765)	221
Net foreign currency translation gain (loss)	5,624	(1,416)
Accumulated other comprehensive income	$4,507	$2,475

17.   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company operates in one business segment, which primarily focuses on the development and commercialization of human therapeutics for infectious diseases. All products have been aggregated into one segment, because a majority of our products, Viread and AmBisome, which accounted for 90% of sales in 2003, have similar economic characteristics and other similarities, including the nature of our products and production processes, type of customers, distribution methods, and regulatory environment.

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

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

17.   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Continued)

Product sales consist of the following (in thousands):

	Year ended December 31,
	2003	2002	2001
Viread	$566,478	$225,815	$15,586
AmBisome	198,350	185,669	164,533
Other	71,513	12,395	10,851
	$836,341	$423,879	$190,970

The following table summarizes revenues from external customers and collaborative partners by geographic region. Revenues are attributed to countries based on the location of the customer or collaborative partner (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$443,506	$218,958	$63,888
United Kingdom	63,066	43,427	28,533
France	89,176	42,417	16,775
Spain	78,391	33,591	18,283
Germany	42,996	29,461	19,256
Italy	42,722	20,818	18,783
Switzerland	16,492	12,445	7,721
Other European countries	64,273	47,527	40,499
Other countries	27,242	18,146	20,031
Consolidated total revenues	$867,864	$466,790	$233,769

At December 31, 2003, the net book value of our property, plant and equipment was $198.2 million. Approximately 95% of such assets were located in the U.S. At December 31, 2002, the net book value of property, plant and equipment was $67.7 million, and approximately 89% of such assets were located in the U.S.

Product sales to three distributors accounted for approximately 17%, 14% and 12% of total revenues in 2003. Product sales to these same three distributors accounted for approximately 10%, 12% and 11% of total revenues in 2002. Product sales to any one distributor in 2001 did not exceed 10% of total revenues. Total revenues from Fujisawa, which included product sales and royalties, were approximately 3% of total revenues in 2003, 7% in 2002, and 15% in 2001.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

18.   INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

		Year ended December 31,
		2003	2002	2001
Federal	Current	$5,175	$(1,300)	$2,800
	Deferred	(89,363)	—	—
		(84,188)	(1,300)	2,800
State	Current	1,016	4	506
	Deferred	(20,824)	—	—
		(19,808)	4	506
Foreign	Current	9,849	2,596	829
	Deferred	(1,383)	—	—
		8,466	2,596	829
		$(95,530)	$1,300	$4,135

Foreign pre-tax loss was $(79.7) million in 2002, $(24.1) million in 2002 and $(67.8) million in 2001. The Company’s foreign subsidiaries generated operating losses in 2003, 2002, and 2001 reflecting the costs of building a commercial infrastructure in Europe and the foreign subsidiaries’ investment in the Company’s research and development efforts.

The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for income taxes, equity in loss of unconsolidated affiliate and the cumulative effect of a change in accounting principle is explained below (in thousands):

	Year ended December 31,
	2002	2001	2001
Income (loss) before provision for income taxes, equity in loss of unconsolidated affiliate and the cumulative effect of a change in accounting principle	$(167,533)	$73,397	$57,447
Tax at federal statutory rate	$(58,636)	$25,689	$19,532
Previously unbenefitted net operating losses	(150,842)	(23,601)	(19,339)
State taxes, net of federal benefit	660	4	506
Federal alternative minimum taxes	5,175	(1,300)	2,800
Reversal of valuation allowance	(111,570)	—	—
Purchased in-process research and development	170,913	—	—
Foreign losses at different rates	45,689	—	—
Foreign earnings at different rates	3,081	508	636
	$(95,530)	$1,300	$4,135

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

18.   INCOME TAXES (Continued)

The tax benefits associated with stock option exercises and the employee stock purchase plan resulted in a cumulative tax benefit of $134.2 million during the year ended December 31, 2003. Such benefit was credited to additional paid-in capital when realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Net operating loss carryforwards	$156,789	$126,424
Research and other credits	63,329	43,700
Capitalized research and development expenses	6,961	14,923
Reserves and accruals not currently deductible	26,458	15,603
Other, net	55,698	26,171
Total deferred tax assets	309,235	226,821
Valuation allowance	(59,174)	(226,821)
Net deferred tax assets recognized	$250,061	$—

The valuation allowance decreased by $167.6 million for the year ended December 31, 2003 and increased by $14.1 million for the year ended December 31, 2002.

In December 2003, based upon the level of historical taxable income and projections for future taxable income over the periods that our deferred tax assets are deductible, we determined that it was more likely than not that certain of our deferred tax assets will be realized and therefore released the related valuation allowance. The reversal of the valuation allowance resulted in a realization of income tax benefits of approximately $111.6 million. The deferred tax asset attributable to the net operating loss carryforwards included tax benefits of $129.5 million related to the exercise of employee stock options, which benefits were recorded directly to additional paid in capital. The reversal of the valuation allowance also resulted in the reduction of the remaining assembled workforce asset of $3.2 million established upon the acquisition of Triangle. At December 31, 2003, we have a remaining valuation allowance of $59.2 million against the net deferred tax asset as we have concluded, based on the standard set forth in SFAS No. 109, Accounting for Income Taxes, that it is more likely than not that we will not realize any benefits from the related deferred tax assets. We will assess the need for the valuation allowance at each quarter end based on all available evidence. Approximately $11.0 million of the valuation allowance at December 31, 2003 relates to tax benefits of stock option deductions, which will be credited to additional paid-in capital when realized.

At December 31, 2003, we had U.S. federal net operating loss carryforwards of approximately $444.1 million and state net operating loss carryforwards of approximately $23.6 million. The federal net operating loss carryforwards will expire at various dates beginning in 2018 through 2022, if not utilized. The state net operating loss carryforwards will expire at various dates from 2004 through 2011, if not

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

18.   INCOME TAXES (Continued)

utilized. In addition, we had federal and state tax credit carryforwards of approximately $56.0 million and $11.3 million respectively, which expire in the years 2004 through 2022.

Utilization of net operating losses and credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

19.   RETIREMENT SAVINGS PLAN

As of December 31, 2003, Gilead maintains one retirement savings plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Prior to January 1, 2001, Gilead maintained two separate retirement savings plans. One plan primarily covered former NeXstar employees (NeXstar Plan), and the other plan primarily covered Gilead’s remaining eligible employees (Gilead Plan). At December 31, 2000, approximately $0.6 million, representing 13,857 shares of Gilead common stock, was held by the NeXstar Plan in trust for plan participants. Effective January 2001, the NeXstar Plan was terminated and combined with the Gilead Plan. The shares of Gilead common stock held by the NeXstar Plan were subsequently liquidated and the proceeds were deposited into the various other investment options available under the Gilead plan. Under the Gilead Plan, employees may contribute up to 15% of their eligible annual compensation. Effective January 1, 2000, Gilead began making matching contributions under the Gilead Plan. We contribute up to 50% of an employee’s first 6% of contributions up to an annual maximum match of $2,500. Our total matching contribution for the Gilead Plan was $1.4 million in 2003, $1.2 million in 2002 and $1.2 million in 2001.

20.   QUARTERLY RESULTS (UNAUDITED)

The following table is in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003(1)(2)(3)
Total revenues	$165,105	$238,870	$200,372	$263,517
Gross profit on product sales	134,592	198,562	168,139	222,357
Total costs and expenses	598,702	131,098	121,199	175,540
Net income (loss)	(438,054)	100,372	73,096	192,583
Net income (loss) per common share—basic	$(2.21)	$0.50	$0.36	$0.94
Net income (loss) per common share—diluted	$(2.21)	$0.46	$0.33	$0.85

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2003

20.   QUARTERLY RESULTS (UNAUDITED) (Continued)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002(4)
Total revenues	$78,416	$109,363	$133,984	$145,027
Gross profit on product sales	58,669	76,070	99,789	119,627
Total costs and expenses	85,359	90,169	98,067	112,188
Net income (loss)	(3,850)	19,711	20,757	35,479
Net income (loss) per common share—basic	$(0.02)	$0.10	$0.11	$0.18
Net income (loss) per common share—diluted	$(0.02)	$0.10	$0.10	$0.17

(1)          In the first quarter of 2003, Gilead completed the acquisition of the net assets of Triangle and recorded a charge of $488.6 million for in-process research and development.

(2)          In the third quarter of 2003, Gilead was reimbursed $13.2 million of research and development expenses resulting from the settlement of a contractual dispute with a vendor.

(3)          In the fourth quarter of 2003, Gilead recorded non-cash impairment charges against certain long-lived assets of $10.2 million and $0.7 million related to other asset write-downs. In addition, we recorded an income tax benefit of $111.6 million related to the reduction of the valuation allowance on certain of our net deferred tax assets.

(4)          In the third quarter of 2002, Gilead realized a $16.0 million non-operating loss upon the sale of our remaining shares in OSI Pharmaceuticals, Inc.

GILEAD SCIENCES, INC.
Schedule II: Valuation and Qualifying Accounts

	Balance at	Additions					Balance at
	Beginning of Period	Charged to Expense	Charged to Other		Deductions		End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$5,329	$4,879	$436		$—		$10,644
Allowance for sales returns	5,032	4,698	—		733		8,997
Valuation allowance for deferred tax assets	226,821	—	—		167,647	(1)	59,174
	$237,182	$9,577	$436		$168,380		$78,815
Year ended December 31, 2002:
Allowance for doubtful accounts	$2,579	$3,262	$—		$512		$5,329
Allowance for sales returns	678	4,902	—		548		5,032
Valuation allowance for deferred tax assets	212,700	—	14,121	(2)	—		226,821
	$215,957	$8,164	$14,121		$1,060		$237,182
Year ended December 31, 2001:
Allowance for doubtful accounts	$2,300	$467	$—		$188		$2,579
Allowance for sales returns	581	569	—		472		678
Valuation allowance for deferred tax assets	228,600	—	—		15,900	(3)	212,700
	$231,481	$1,036	$—		$16,560		$215,957

(1)          Charged against current tax expense and additional paid in capital.

(2)          Charged to deferred tax benefit.

(3)          Charged against current tax expense.

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

Signature	Title	Date
/s/ John C. Martin	President and Chief Executive Officer, Director	March 10, 2004
John C. Martin	(Principal Executive Officer)
/s/ John F. Milligan	Executive Vice President, Chief Financial Officer	March 10, 2004
John F. Milligan	(Principal Financial and Accounting Officer)
/s/ James M. Denny	Chairman of the Board of Directors	March 10, 2004
James M. Denny
/s/ Paul Berg	Director	March 10, 2004
Paul Berg
/s/ Etienne F. Davignon	Director	March 10, 2004
Etienne F. Davignon
/s/ Cordell W. Hull	Director	March 10, 2004
Cordell W. Hull

/s/ Gordon E. Moore	Director	March 10, 2004
Gordon E. Moore
/s/ George P. Shultz	Director	March 10, 2004
George P. Shultz
/s/Gayle E. Wilson	Director	March 10, 2004
Gayle E. Wilson