Form 10-Q
period 2004-09-30
GILEAD SCIENCES INC
filed 2004-11-04
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rules 12b-2 of the Exchange Act).          Yes  ☒          No  ☐

Number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of October 31, 2004:  432,916,187

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business including the following: GILEAD®, GILEAD SCIENCES®, HEPSERA®, Leaf and Shield Design, VIREAD®, VISTIDE®, DAUNOXOME®, AMBISOME®, EMTRIVA®, TRUVADATM.  MACUGENTM is a trademark belonging to EyeTech Pharmaceuticals, Inc. and TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche.  This report also includes other trademarks, service marks and trade names of other companies.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)

	September 30, 2004	December 31, 2003
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$301,450	$194,719
Marketable securities	846,971	512,281
Accounts receivable, net	304,298	235,217
Inventories	116,234	98,102
Deferred tax assets	107,583	197,567
Prepaid expenses and other current assets	30,831	28,012
Total current assets	1,707,367	1,265,898
Property, plant and equipment, net	211,809	198,200
Noncurrent deferred tax assets	30,027	52,494
Other noncurrent assets	36,473	38,130
	$1,985,676	$1,554,722
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,551	$35,649
Accrued clinical and preclinical expenses	9,001	11,859
Accrued compensation and employee benefits	40,098	35,772
Income taxes payable	23,916	13,305
Other accrued liabilities	94,610	83,836
Deferred revenue	16,350	5,474
Total current liabilities	217,526	185,895

Long-term deferred revenue	27,585	20,530
Long-term obligations	293	323
Convertible senior debt	345,000	345,000

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.001 per share; 700,000 shares authorized; 432,255 and 426,506 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively (2)	432	427
Additional paid-in capital	1,509,514	1,452,989
Deferred compensation	(679)	(1,306)
Accumulated other comprehensive income	521	4,507
Accumulated deficit	(114,516)	(453,643)
Total stockholders’ equity	1,395,272	1,002,974
	$1,985,676	$1,554,722

(1)   The condensed consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date but     does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2)   The number of shares for all periods presented reflect the two-for-one stock split effective August 12, 2004.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product sales	$310,727	$194,075	$886,644	$580,707
Royalty and contract revenue	15,460	6,297	68,392	23,640
Total revenues	326,187	200,372	955,036	604,347

Costs and expenses:
Cost of goods sold	40,842	25,936	117,883	79,414
Research and development	49,204	35,980	153,392	122,861
Selling, general and administrative	72,371	59,283	217,370	160,125
In-process research and development	—	—	—	488,599
Total costs and expenses	162,417	121,199	488,645	850,999

Income (loss) from operations	163,770	79,173	466,391	(246,652)

Gain on EyeTech warrants	—	—	20,576	—
Interest and other income, net	4,801	3,316	13,137	10,577
Interest expense	(2,042)	(5,538)	(6,202)	(16,721)

Income (loss) before provision for income taxes	166,529	76,951	493,902	(252,796)

Provision for income taxes	53,289	3,855	154,775	11,790

Net income (loss)	$113,240	$73,096	$339,127	$(264,586)

Net income (loss) per share – basic (1)	$0.26	$0.18	$0.79	$(0.66)

Net income (loss) per share – diluted (1)	$0.25	$0.17	$0.74	$(0.66)

Shares used in per share calculation - basic (1)	431,273	403,348	429,230	400,184

Shares used in per share calculation - diluted (1)	465,474	466,864	462,980	400,184

(1)   Net income (loss) per share and the number of shares used in the per share calculation for all periods presented reflect the two-for-one stock split effective August 12, 2004.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$339,127	$(264,586)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,979	14,702
In-process research and development	—	488,599
Gain on EyeTech warrants	(20,576)	—
Deferred taxes	112,451	—
Other non-cash transactions	(2,145)	4,352
Changes in assets and liabilities:
Accounts receivable	(75,183)	(67,112)
Inventories	(18,132)	(29,727)
Prepaid expenses and other assets	(4,937)	(10,843)
Accounts payable	(2,098)	(4,820)
Accrued liabilities	22,913	314
Deferred revenue	17,931	3,815
Net cash provided by operating activities	387,330	134,694

INVESTING ACTIVITIES:
Purchases of marketable securities	(1,073,764)	(735,499)
Sales of marketable securities	537,380	436,384
Maturities of marketable securities	222,284	103,362
Acquisition of Triangle net assets, net of cash acquired	—	(375,507)
Acquisition of real estate	—	(123,000)
Capital expenditures	(29,096)	(17,681)
Net cash used in investing activities	(343,196)	(711,941)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock	56,406	69,988
Repayments of long-term debt	(90)	(1,710)
Net cash provided by financing activities	56,316	68,278

Effect of exchange rate changes on cash	6,281	(4,645)
Net increase (decrease) in cash and cash equivalents	106,731	(513,614)

Cash and cash equivalents at beginning of period	194,719	616,931

Cash and cash equivalents at end of period	$301,450	$103,317

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

During the second quarter of 2004, in order to better reflect the nature of certain clinical trials being performed in Europe, the Company began recording certain phase IV clinical trial expenses as research and development which were previously classified as selling, general and administrative.  In order to be consistent with the current period presentation, $4.3 million and $11.3 million of expenses were reclassified from selling, general and administrative to research and development expenses, for the three and nine months ended September 30, 2003, respectively, and $4.9 million of expenses for the quarter ended March 31, 2004 were similarly reclassified (included in the nine months ended September 30, 2004).

All share and per share amounts reflect a two-for-one stock split, effected in the form of a 100% stock dividend, payable to shareholders of record as of August 12, 2004.  The Company’s stock began trading at the post-split price on September 7, 2004.  All share and per share data reflect this two-for-one stock split.

Basic and Diluted Net Income (Loss) Per Share

For all periods presented, basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each period.  For the three and nine months ended September 30, 2004, diluted net income per share includes the effect of 19.5 million and 19.1 million shares of common stock, respectively, calculated on options outstanding using the treasury stock method, and the $345.0 million 2% convertible senior debt, which would convert into approximately 14.7 million shares of common stock.  Options to purchase approximately 1.5 million and 3.0 million additional shares of common stock were outstanding during the three and nine months ended September 30, 2004, respectively, but were not included in the computation of diluted net income per share because their effect was antidilutive.  Interest expense and debt issuance costs of $1.3 million and $3.9 million, net of taxes,  are added back to net income in the calculation of diluted earnings per share for the three and nine month periods ending September 30, 2004, respectively, reflecting the assumed conversion of the 2% convertible senior debt.  Diluted net income per share for the three months ended September 30, 2003 includes the effect of 28.5 million shares of common stock, calculated on options outstanding using the treasury stock method, the $250.0 million 5% convertible subordinated debt, which was converted into approximately 20.4 million shares of common stock in December 2003 and the effect of the $345.0 million 2% convertible senior debt.  Diluted net loss per share for the nine months ended September 30, 2003, does not include the effect of options to purchase 25.5 million shares of common stock, the effect of the $250.0 million 5% convertible subordinated debt, or the effect of the $345.0 million 2% convertible senior debt as they were antidilutive.  Interest expense and debt issuance costs of $4.6 million, net of taxes, is added back to net income in the calculation of diluted earnings per share for the three months ended September 30, 2003, reflecting the assumed conversion of the convertible subordinated and senior debt.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure (collectively, SFAS 123), we have elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (FIN 44), in accounting for our employee stock-based plans.  Under APB 25, if the exercise price of Gilead’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.  Although we have elected to follow the intrinsic value method prescribed by APB 25, we will continue to evaluate our approach to accounting for stock-based awards in light of ongoing industry and regulatory developments.

The table below presents the pro-forma net income (loss) and basic and diluted net income (loss) per share if compensation cost for the Gilead, NeXstar Pharmaceuticals, Inc. and Triangle Pharmaceuticals, Inc. (Triangle) stock option plans and the employee stock purchase plan (ESPP) had been determined based on the estimated fair value of awards under those plans on the grant or purchase date in accordance with SFAS 123 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss) – as reported	$113,240	$73,096	$339,127	$(264,586)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	102	1,115	380	1,357
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(21,458)	(25,209)	(60,649)	(67,572)
Pro forma net income (loss)	$91,884	$49,002	$278,858	$(330,801)

Net income (loss) per share:
Basic - as reported	$0.26	$0.18	$0.79	$(0.66)

Basic - pro forma	$0.21	$0.12	$0.65	$(0.83)

Diluted - as reported	$0.25	$0.17	$0.74	$(0.66)

Diluted - pro forma	$0.20	$0.12	$0.61	$(0.83)

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the pro-forma amounts may not necessarily represent fair value.  To calculate the estimated fair value of the awards, we used the multiple option approach and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected life in years (from vesting date):
Stock options	1.85	1.84	1.85	1.84
ESPP	1.74	1.49	1.60	1.33
Discount rate:
Stock options	3.4%	2.8%	3.0%	2.7%
ESPP	1.6%	1.8%	1.7%	1.8%
Volatility	48%	80%	48%	80%
Expected dividend yield	0%	0%	0%	0%

In the fourth quarter of 2003, we changed the volatility assumption we used to arrive at a fair value for our stock awards.  We began using a time period for purposes of calculating the expected volatility rate, that better reflected our stage of development, the length of time that we have been a public company and several drug approvals over the past few years which have enabled us to achieve positive cash flow from operations.  We believe this estimated volatility rate better reflects the expected volatility of our common stock in the future.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, Share-Based Payment - An Amendment of FASB Statements No. 123 and 95 (proposed FAS 123R), which would be effective for public companies in periods beginning after June 15, 2005.  We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005.  The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require that such transactions be accounted for using a fair-value based approach.  As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans.  The FASB expects to issue a final standard by December 31, 2004.  We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to our employee stock options and employee stock purchase plan.  Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

2.     Inventories

Inventories are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003

Raw materials	$65,847	$54,178
Work in process	20,388	11,775
Finished goods	29,999	32,149
Total inventories	$116,234	$98,102

3.     Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss)	$113,240	$73,096	$339,127	$(264,586)
Net foreign currency translation gain	717	908	179	5,714
Net unrealized loss on cash flow hedges	(2,811)	(2,137)	(3,643)	(282)
Net unrealized gain (loss) on available-for-sale securities	22	(1,882)	(521)	(3,306)

Comprehensive income (loss)	$111,168	$69,985	$335,142	$(262,460)

4.     EyeTech Warrants

In March 2000, we entered into an agreement with EyeTech Pharmaceuticals, Inc. (EyeTech) relating to our proprietary aptamer EYE001, currently known as Macugen™ (pegaptanib sodium injection).  Pursuant to this agreement, we received a warrant to purchase 791,667 shares of EyeTech series B convertible preferred stock, exercisable at a price of $6.00 per share.  In January 2004, EyeTech completed an initial public offering of its common stock at which time we adjusted the fair value of the warrant resulting in a gain of $20.6 million, which is included in our condensed consolidated statement of operations for the nine months ended September 30, 2004.  The fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%.  At the end of the first quarter of 2004, we exercised the warrant on a net basis utilizing shares of EyeTech common stock as consideration and subsequently held 646,841 shares of EyeTech common stock.

In the second quarter of 2004, we sold all of the EyeTech shares we held and realized a gain of approximately $2.3 million, which is included in interest and other income, net, in our condensed consolidated statement of operations for the nine months ended September 30, 2004.

5.     Asset Impairment

During the fourth quarter of 2003, we recorded an asset impairment charge of $10.2 million on certain of our long-lived assets, primarily leasehold improvements and manufacturing and laboratory equipment, which we have classified as held for use.  This non-cash charge was driven by the decision to terminate our liposomal research and development activities in San Dimas and discontinue the DaunoXome (daunorubicin citrate liposome injection) product line.  The impairment was based on our analysis of the undiscounted cash flows to be generated from the affected assets as compared to their carrying value.  As the carrying value exceeded the related undiscounted cash flows, we wrote the carrying value of the long-lived assets down to fair value in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  Fair value was derived using an expected cash flow approach.

Subsequent to our decision to discontinue the DaunoXome product line and the filing of our 2003 Annual Report on Form 10-K, we received unanticipated requests in Europe asking Gilead to reconsider selling DaunoXome.  As a result of these requests, management decided to continue selling this product in certain countries and we are still evaluating our supply and sales strategy with respect to DaunoXome.  In accordance with SFAS 144, the write down in 2003 of the assets held for use in the DaunoXome product line established a new cost basis for such assets that should not be adjusted for these new facts and circumstances.

6.     Disclosures about Segments of an Enterprise and Related Information

The Company operates in one business segment, which primarily focuses on the development and commercialization of human therapeutics for infectious diseases.  All products have been aggregated into one segment, because our major products, Viread (tenofovir disoproxil fumarate), Emtriva (emtricitabine) and Truvada (emtricitabine and tenofovir disoproxil fumarate) (collectively, our HIV products) and AmBisome (amphotericin B liposome for injection), which accounted for 91% and 93% of product sales in the nine months ended September 30, 2004 and 2003, respectively, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods, and regulatory environment.

The Company derives its revenues primarily from product sales of our HIV products and AmBisome as well as royalty and contract revenue.  Royalty revenue relates primarily to sales of Tamiflu® (oseltamivir phosphate) by Hoffmann-La Roche (Roche) and sales of AmBisome by Fujisawa Healthcare, Inc. (Fujisawa).  Contract revenue primarily relates to license and milestone payments earned from various collaborative partners including EyeTech, Medarex, Inc., Roche and GlaxoSmithKline.  Contract revenue for the three and nine month periods ended September 30, 2003 includes license and milestone payments from GlaxoSmithKline and OSI Pharmaceuticals, Inc.

Product sales consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Viread	$193,880	$115,396	$584,138	$389,703
Emtriva	15,963	5,979	44,384	5,979
Truvada	18,207	—	18,207	—
HIV products	228,050	121,375	646,729	395,682
AmBisome	49,831	51,587	156,665	143,808
Other	32,846	21,113	83,250	41,217
Total product sales	$310,727	$194,075	$886,644	$580,707

The following table summarizes total revenues from external customers and collaborative partners by geographic region.  Revenues are attributed to countries based on the location of Gilead’s customer or collaborative partner (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

United States	$177,087	$89,021	$486,504	$301,675
France	27,610	23,704	88,875	65,047
Spain	24,097	19,290	75,498	53,811
United Kingdom	23,362	16,721	61,277	44,727
Italy	17,725	10,491	52,402	30,576
Switzerland	4,758	2,598	46,450	12,447
Germany	17,113	12,702	42,936	30,520
Other European countries	22,804	17,784	67,176	47,014
Other countries	11,631	8,061	33,918	18,530
Total revenues	$326,187	$200,372	$955,036	$604,347

Due to the limited number of large drug distributors in the United States, which is our largest market, we have a concentration of credit risk among the three major U.S. wholesalers as outlined below (in % of total revenues):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

AmerisourceBergen	10%	12%	11%	15%
Cardinal	22%	18%	17%	17%
McKesson	12%	9%	10%	11%

7.     Subsequent Events

Effective October 1, 2004, Gilead entered into a license and research collaboration agreement with Genelabs Technologies, Inc. (Genelabs) under which Gilead and Genelabs will collaborate to research, develop and commercialize certain of Genelabs’ novel compounds against the hepatitis C virus.  The agreement calls for the payment by Gilead of an upfront fee of approximately $8.0 million and research funding of approximately $3.6 million per annum over the next three years.  Genelabs is also eligible to earn additional milestone payments for each compound developed by Gilead under the agreement, based upon the achievement of specified development and regulatory goals.  Gilead will receive exclusive worldwide rights and will pay Genelabs a royalty on any net sales of future products arising from the collaboration.

On October 6, 2004, the Company announced that it was calling for the redemption of all of its outstanding 2% convertible senior notes due December 15, 2007 (the Notes) on November 20, 2004.  The Notes are being called as a provisional redemption based upon the market price of Gilead common stock exceeding certain thresholds.  Note holders may elect to convert their notes into shares of Gilead common stock through the close of business on November 18, 2004.  We expect that the notes will be converted into approximately 14.7 million shares of our common stock.  The Company expects to record a non-operating charge associated with this redemption of approximately $7.4 million during the fourth quarter of 2004.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

Overview

We are a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases.  We are a multinational company, with seven approved products and marketing operations in ten countries.  We focus our research and clinical programs on anti-infectives.  Currently, we market Viread (tenofovir disoproxil fumarate), Emtriva (emtricitabine) and Truvada (emtricitabine and tenofovir disoproxil fumarate) for the treatment of HIV infection; Hepsera (adefovir dipivoxil) for the treatment of chronic hepatitis B infection; AmBisome (amphotericin B liposome for injection), an antifungal agent; and Vistide (cidofovir injection) for the treatment of CMV retinitis.  Roche markets Tamiflu (oseltamivir phosphate) for the treatment of influenza, under a royalty paying collaborative agreement with us.  We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active product acquisition and in-licensing strategy.  Our internal discovery activities include identification of new molecular targets, target screening and medicinal chemistry.  In addition, we are currently developing clinical stage products to treat HIV infection and chronic hepatitis B.

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

Dependence on our HIV products and AmBisome.  We currently depend on sales of our HIV products and AmBisome for a significant portion of our operating income.  If we are unable to continue growing revenues from our HIV franchise or to maintain AmBisome sales, our results of operations are likely to suffer and we may need to scale back our operations.  Our sales of these products may decline for many of the reasons described in this Risk Factors section.

In particular, we face significant competition with these products from businesses that have substantially greater resources than we do.  For example, our HIV products compete primarily and directly with products from GlaxoSmithKline who is substantially larger than we, has more HIV products than we do, and has operated in the HIV field for longer than we have.  For AmBisome, we are encountering significant competition from new products produced by Merck and Pfizer.  All of these companies have substantially greater resources than we do and may significantly impede our ability to be successful with our HIV products and AmBisome.

New Products and Growth of Existing Product Revenues.  If we do not introduce new products or increase revenues from our existing products, we will not be able to grow our revenues.  Each new product commercialization effort will face the risks outlined in this Risk Factors section.  In particular, Hepsera faces a competitive marketplace in which we have little experience.  We expect that new products for the treatment of hepatitis B virus will be introduced that will be significant competitors to Hepsera.  For example, Bristol Meyers-Squibb has recently filed a marketing application with the FDA for a new product for the treatment of hepatitis B.  In addition, we may not be successful in marketing Truvada, our new fixed-dose co-formulation of tenofovir (Viread) with emtricitabine (Emtriva).  If we fail to increase our sales of Viread and Hepsera or if we do not successfully market Truvada, we may not be able to increase revenues and expand our research and development efforts.  GlaxoSmithKline, a company with greater resources than Gilead, has recently launched a fixed-dose combination product for the treatment of HIV which may be significant competition for Truvada and may limit our success in marketing Truvada.

Product Profiles and Safety.  As our products, including Viread, AmBisome, Hepsera, Emtriva, and Truvada, are used over longer periods of time in many patients and in combination with other products, new safety, resistance and interaction issues may arise that could require us to provide additional warnings on our labels or to narrow our approved indications, each of which could reduce the market acceptance of these products.  If serious safety, resistance or interaction issues with our marketed products were to arise, sales of these products could be limited or halted by us or by regulatory authorities.

Regulatory Process.  The products that we develop must be approved for marketing and sale by regulatory authorities and will be subject to extensive regulation by the FDA and comparable regulatory agencies in other countries.  In addition, even after our products are marketed, the products and their manufacturers are subject to continual review and regulatory compliance.  We are continuing clinical trials for AmBisome, Viread, Hepsera, Emtriva and Truvada for currently approved and additional uses and anticipate filing for marketing approval in additional countries and for additional products over the next several years.  If products fail to receive marketing approval on a timely basis, or if approved products or our manufacturing processes are the subject of regulatory changes, actions or recalls, our results of operations may be adversely affected.  In the European Union, marketing approval of Truvada may be delayed if we are required to conduct additional studies.

Clinical Trials.  We are required to demonstrate the safety and effectiveness of products we develop in each intended use through extensive preclinical studies and clinical trials.  The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials.  Even successfully completed large-scale clinical trials may not result in marketable products.  If any of our products under development fail to achieve their primary endpoint in clinical trials or if safety, resistance or interaction issues arise, commercialization of that drug candidate could be delayed or halted.  In addition, clinical trials involving our commercial products could raise additional safety issues for our products.

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

We manufacture AmBisome and DaunoXome (daunorubicin citrate liposome injection) at our facilities in San Dimas, California.  This is our only formulation and manufacturing facility for these products.  In the event of a natural disaster, including an earthquake, equipment failure or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and would be unable to manufacture AmBisome and DaunoXome to meet market needs.

Collaborations.  We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance.  These include collaborations with Fujisawa and Sumitomo for AmBisome, GSK for Hepsera, Roche for Tamiflu, Pfizer for Vistide and Japan Tobacco for Viread and Emtriva.  In certain countries, we rely on international distributors for sales of AmBisome, Viread, Emtriva and Hepsera.  We will also rely on international distributors for some sales of Truvada in the future.  Some of these relationships also involve the clinical development of products by our partners.  Reliance on collaborative relationships poses a number of risks, including that we will not be able to control the resources our partners devote to our programs, disputes may arise with respect to the ownership of rights to technology, disagreements could cause delays or termination of projects, contracts may fail to provide protection or to be effectively enforced if a partner fails to perform, our partners may pursue competing technologies or devote fewer resources to the marketing of our products than they do to products of their own development and our partners may be unable to pay us.  Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaboration efforts.  If these efforts fail, our product development or commercialization of new products could be delayed and revenue from existing products could decline.

We recently announced that we are in discussions with Bristol-Myers Squibb Company and Merck & Co., Inc. on the development of a once-daily, fixed-dose combination of three anti-HIV drugs.  We have not reached final agreement on several significant commercial terms, and we may not be able to complete a final agreement.  In addition, we cannot assure you that if an agreement is reached, we will be able to obtain regulatory approval of the three-drug fixed-dose combination.

Fluctuations in Operating Results.  The clinical trials required for regulatory approval of our products, as well as trials we are required to conduct after approval are extremely expensive.  It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter.  Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter.  In addition, approximately 90% of our product sales in the United States are to three distributors, AmeriSource Bergen Corp., McKesson Corp. and Cardinal Health, Inc.  We do not know whether the inventory management agreements we recently entered into with our three major U.S. wholesalers will be effective in matching inventory levels to end user demand, as we rely on the wholesalers to estimate end user demand.  Inventory levels held by these and other wholesalers may fluctuate significantly which could cause our operating results to fluctuate unpredictably from quarter to quarter.

Foreign Currency Risk.  A significant percentage of our product sales are denominated in foreign currencies.  Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar equivalent sales and negatively impact our financial condition and results of operations.  We have a hedging program to partially mitigate the impact of foreign currency fluctuations on our results of operations; however, this program only hedges a portion of our total exposure and the program may not be successful.  As a result, currency fluctuations could adversely affect our results of operations.

Credit Risks.  We are particularly subject to credit risk from our European customers.  Our European product sales to government-owned or supported customers in Greece, Spain, Portugal, and Italy are subject to significant payment delays due to government funding and reimbursement practices.  Recently, we have experienced increasing payment delays from Greece, Spain, and Portugal due to various budgetary issues in these countries.  If significant changes were to occur in the reimbursement practices of European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our financial position and results of operations would be adversely affected.

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

In Europe, the success of Hepsera, Tamiflu, Emtriva, Viread and Truvada (if and when Truvada is approved in Europe) also depends largely on obtaining and maintaining government reimbursement because in many European countries, patients will not use prescription drugs that are not reimbursed by their governments.  Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis.  For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase.  In 2004, as well as in previous years, we have seen significant price decreases for our products across much of Europe.  We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.  As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

Litigation.  We are named as a defendant in a lawsuit regarding use of average wholesale price and reimbursement rates under Medicaid.  Other defendants in this lawsuit have been named in numerous other lawsuits with comparable allegations.  We have also been named in lawsuits alleging violations of the federal securities laws.  Adverse results from these lawsuits could result in material damages.

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

Critical Accounting Policies and Estimates

Reference is made to “Critical Accounting Policies and Estimates” included on pages 37 through 39 of our Annual Report on Form 10-K for the year ended December 31, 2003.  As of the date of the filing of this Quarterly Report, the Company has not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2003.

Results of Operations

Executive Summary

Sales increased significantly compared to the third quarter 2003, due primarily to strong sales of our HIV products.  This resulted in strong growth in pretax income of 116% and a substantial increase in cash flow from operations of 207% compared to the same quarter last year.  We expect our HIV product sales to continue to grow in the near term, although we expect it to be at a slower rate than we have experienced in the past.  Enabling this growth is the increasing importance of once-daily regimens in prescribing HIV medications.  The availability of Viread, Emtriva and Truvada in our HIV product portfolio contributes to physicians’ ability to construct once-daily regimens.

Total Revenues

We had total revenues of $326.2 million for the quarter ended September 30, 2004 compared with $200.4 million for the quarter ended September 30, 2003.  Total revenues for the nine months ended September 30, 2004 and 2003 were $955.0 million and $604.3 million, respectively.  Included in total revenues are product sales and royalty and contract revenue, including revenue from research and development (R&D) and manufacturing collaborations.

Product Sales

Product sales consisted of the following (in thousands, except percentage changes):

	Three Months Ended September 30, 2004	Change	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Change	Nine Months Ended September 30, 2003

Viread	$193,880	68%	$115,396	$584,138	50%	$389,703
Emtriva	15,963	166%	5,979	44,384	642%	5,979
Truvada	18,207	100%	—	18,207	100%	—
HIV products	228,050	88%	121,375	646,729	64%	395,682
AmBisome	49,831	(3)%	51,587	156,665	9%	143,808
Other	32,846	56%	21,113	83,250	102%	41,217
Total product sales	$310,727	60%	$194,075	$886,644	53%	$580,707

The increase in product sales is primarily due to the increase in the volume of sales within our HIV product franchise, which includes Viread, Emtriva and Truvada.  Viread, Emtriva and Truvada were approved for sale in the U.S. in October 2001, July 2003 and August 2004, respectively.  Viread and Emtriva were approved in the European Union in February 2002 and October 2003, respectively.  HIV product sales were $228.1 million during the third quarter of 2004, up from $121.4 million in the third quarter of 2003, an increase of 88%, driven primarily by higher prescription volumes.  This growth was partially offset by additional reductions in U.S. distribution channel inventory levels as our three major wholesalers achieved the targets stipulated under our inventory management agreements.  Sales of Viread in the third quarter of 2004 were 62% of total product sales, compared to 59% of total product sales in the same period of 2003.  Of the Viread sales in the third quarter of 2004, $108.5 million were U.S. sales, an increase of 83% compared to the third quarter of 2003, and $85.4 million were international sales, an increase of 52% compared to the same period in 2003.  International sales of Viread in the third quarter of 2004 were positively impacted by $5.9 million due to a more favorable currency environment compared to the third quarter of 2003 as well as increased sales outside of Europe.  Sales of Emtriva totaled $16.0 million for the quarter ended September 30, 2004, an increase of 167% compared to the third quarter of 2003.  Since the launch of Truvada, product sales in the third quarter of 2004 were $18.2 million.  We believe that as product sales mix changes with patients who are currently taking Viread and/or Emtriva switching to Truvada, looking at our HIV products’ sales collectively, may be a more relevant basis for period-over-period comparison.  In 2004, we expect sales from our HIV franchise to be $870 million to $890 million for the full year.

Sales of AmBisome accounted for 16% of product sales in the quarter ended September 30, 2004 compared to 27% of product sales in the quarter ended September 30, 2003.  While AmBisome sales volume was up 3% in the third quarter of 2004, sales were 3% lower when compared to the same quarter of 2003 due primarily to increased competition and pricing pressures, particularly in Europe, offset by a $2.8 million increase due to a favorable currency environment.  As a result, we believe that AmBisome sales for 2004 will be in the range of $195 million to $205 million for the full year.  Other product sales consist primarily of Hepsera.  Sales of Hepsera totaled $29.7 million during the quarter ended September 30, 2004, an increase of 81% compared to the third quarter of 2003.  This increase was primarily driven by prescription growth in both the U.S. and Europe.

Total product sales for the nine months ended September 30, 2004 and 2003 were $886.6 million and $580.7 million, respectively, representing an increase of 53%.  Sales of HIV products for the nine months ended September 30, 2004 were $646.7 million, up from $395.7 million in the nine months ended September 30, 2003.  For the nine months ended September 2004, HIV product volume increased by 66% when compared to the first nine months of 2003; volume increased 58% in the U.S. and 82% outside of the U.S.   Sales of Viread for the nine months ended September 30, 2004 were $584.1 million, or 66% of total product sales, compared to $389.7 million, or 67% of total product sales, in the nine months ended September 30, 2003.  The significant year-over-year increase in Viread sales is due to increased prescription volume in both the U.S. and Europe.  Of the $584.1 million in Viread sales, $333.6 million were U.S. sales and $250.5 million were international sales.  International sales of Viread in the first nine months of 2004 were positively impacted by $21.2 million due to the more favorable currency environment compared to the same period last year.  We also recognized $156.7 million in AmBisome sales for the first nine months of 2004, a 9% increase over the nine months ended September 30, 2003.  AmBisome sales in the first nine months of 2004 were $13.6 million higher due to the favorable currency environment.  On a volume basis, AmBisome sales in the first nine months of 2004 increased by 1% in the U.S. while international sales of AmBisome increased by 3%.  Sales of Hepsera totaled $76.6 million for the first nine months of 2004, an increase of 121 percent over the $34.7 million in the first nine months of 2003.

Royalty and Contract Revenue

Royalty and contract revenue was $15.5 million for the third quarter of 2004 compared with $6.3 million for the comparable quarter in 2003.  Significant components of royalty and contract revenue for the third quarter of 2004 include royalties of $3.6 million primarily on sales of AmBisome in the United States by Gilead’s co-promotion partner Fujisawa Healthcare, a $2.9 million milestone payment earned from EyeTech Pharmaceuticals, Inc. upon its filing of a new drug application (NDA) in Europe for Macugen and $2.1 million received from Medarex, Inc. in conjunction with a royalty buyout agreement.

Royalty and contract revenue was $68.4 million for the first nine months of 2004 compared with $23.6 million for the comparable period in 2003.  The most significant source of royalty and contract revenue recorded in the first nine months of 2004 and 2003 was from worldwide sales of Tamiflu by Roche, which generated royalties to Gilead of $38.8 million and $9.7 million, respectively.  The significant period over period increases in Tamiflu royalty was due primarily to the severe U.S. flu season at the end of 2003.  We record royalties from Roche in the quarter following the quarter in which the related Tamiflu sales occur.  We also recorded $7.6 million of contract revenues earned in the second and third quarters of 2004 relating to the EyeTech NDA filing milestones for Macugen in the U.S. and in Europe.

Cost of Goods Sold

Cost of goods sold was $40.8 million in the third quarter of 2004, compared with $25.9 million in the third quarter of 2003 and $117.9 million in the first nine months of 2004 versus $79.4 million in the same period of 2003.  The increases from 2003 to 2004 can primarily be attributed to increases in the volume of Viread sold, which grew 81% and 49% in the three and nine months ended September 30, 2004, respectively, versus the same periods of 2003.

Gross Margins

Product gross margins were 86.9% in the third quarter of 2004, compared with 86.6% in the same period of 2003.  For the first nine months of 2004, product gross margins were 86.7% compared to 86.3% in the same period of 2003.  The slight increase from the nine months of 2003 compared to the nine months of 2004 is primarily driven by product sales mix as Viread and Hepsera, both higher margin products, contributed more significantly to total product sales in 2004 compared to the same period in 2003.

Foreign exchange rates also impact gross margins as we price our products in the currency of the country into which the products are sold while a majority of our manufacturing costs are incurred in U.S. dollars.  For example, an increase in the value of these foreign currencies relative to the U.S. dollar will positively impact gross margins since our manufacturing costs will remain approximately the same while our revenues after being translated into U.S. dollars, will increase.  In the third quarter and nine months of 2004, gross margins were positively impacted by the weakening U.S. dollar compared to the third quarter and nine months of 2003, as discussed in the “Product Sales” section above.  Except for the potential impact of unpredictable and uncontrollable changes in exchange rates relative to the U.S. dollar, we expect gross margins for the remainder of 2004 to remain relatively stable compared to 2003.

Research and Development Expenses

Research and development (R&D) expenses were $49.2 million for the third quarter of 2004 versus $36.0 million for the third quarter of 2003 which included the favorable impact of a $13.2 million reimbursement resulting from the settlement of a contractual dispute with a vendor.  Prior to April 1, 2004, certain European phase IV clinical trial expenses that are now recorded as R&D expenses were recorded as selling, general and administrative expenses (SG&A).  These expenses which totaled $4.3 million for the three months ended September 30, 2003 have been reclassified from SG&A to R&D to be consistent with the current period presentation.  Third quarter 2004 R&D expenses remained flat from the third quarter of 2003 primarily due to higher research spending associated with Gilead’s proprietary prodrug technology and hepatitis C programs, offset by a lower level of clinical trials activity in the third quarter 2004.

Research and development expenses for the nine months ended September 30, 2004 and 2003 were $153.4 million and $122.9 million, respectively, which include the reclassification of phase IV clinical trial expenses to R&D of $11.3 million for the first nine months of 2003 and $4.9 million for the three months ended March 31, 2004 (included in the nine months ended September 30, 2004).  The higher expenses during the first nine months of 2004 are primarily attributable to increased headcount, costs associated with the development of Truvada and research spending related to the Company’s proprietary pro-drug technology.  In the fourth quarter of 2004, we will have additional expenses of $8.9 million related to our license and research collaboration agreement with Genelabs.  Based on current budgeted programs, we expect R&D expenses for the full year 2004 to be approximately $210 million to $220 million, or approximately 16% to 21% higher than 2003, reflecting the costs associated with the development of Truvada.

On October 21, 2004, we announced that we would be discontinuing development activities for two clinical stage compounds, GS 7340 and GS 9005, due to the compounds’ inability to exceed certain clinical and efficacy thresholds necessary for future commercialization.  GS 7340 and GS 9005 were potential treatments for HIV infections and were each in Phase I/II clinical studies at the time of discontinuation.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $72.4 million for the third quarter of 2004.  This compares to $59.3 million for the third quarter of 2003, after a reclassification of phase IV clinical trial expenses to be consistent with the current period presentation as discussed above under R&D.  For the nine months ended September 30, 2004 and 2003, SG&A expenses were $217.4 million and $160.1 million, respectively.  The significant increase in expenses is primarily due to Gilead’s increased global marketing efforts, the expansion of Gilead’s U.S. and European sales forces to support the commercial launches of Viread, Hepsera, Emtriva and Truvada, as well as the adverse impact of foreign exchange on Euro-based spending.  In 2004, we expect SG&A expenses for the full year to be approximately $300 million to $310 million, or 29% to 33% higher than 2003 levels, primarily due to the increase in marketing activities associated with the continued promotion of Viread, Emtriva, Hepsera and AmBisome and launch activities associated with Truvada.

Purchased In-Process Research and Development

In connection with the acquisition of the net assets of Triangle Pharmaceuticals, Inc. (Triangle) completed in January 2003, we recorded in-process research and development expenses of $488.6 million in the first quarter of 2003.  The charge was due to Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.  A summary of these programs at the acquisition date follows, updated for subsequent changes in status of development:

Program	Description	Status of Development	Value (in millions)

Emtricitabine for HIV - Single Agent	A nucleoside analogue that has been shown to be an inhibitor of HIV replication in patients.	Four phase 3 studies completed prior to the acquisition date. U.S. marketing approval received from the FDA in July 2003 and European Union approval received from the European Commission in October 2003.	$178.8

Emtricitabine/Tenofovir DF Fixed Dose Combination for HIV Therapy	A potential fixed-dose co-formulation of tenofovir and emtricitabine.	As of the acquisition date, work had not commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing. In March 2004, applications for marketing approval were submitted in the U.S. and European Union and in August 2004 marketing approval in the U.S. was received from the FDA for Truvada.	$106.4

Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in patients with HIV infection.	Phase 2 trials at acquisition date. In 2004, we terminated the licensing agreement with Emory University and the University of Georgia Research Foundation, Inc. and development was discontinued.	$114.8

Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in patients chronically infected with HBV.	Phase 1/2 trials at acquisition date. In August 2003, the licensing agreement with Bukwang Pharm. Ind. Co., Ltd was terminated and development was discontinued.	$58.8

Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	One phase 3 trial completed.	$29.8

The efforts required to complete Triangle’s remaining research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict.  Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed.  We cannot be certain that emtricitabine for the treatment of chronic hepatitis B will be approved in the U.S. or the European Union or that Truvada will be approved for sale in the European Union, whether marketing approvals will have significant limitations on its use, or whether it will be successfully commercialized.  We have terminated our rights with respect to the other potential products that we acquired with the acquisition of Triangle’s assets.  Emtricitabine for the treatment of chronic hepatitis B faces significant uncertainties associated with pricing, efficacy, regulatory approval and the cost to produce that may not be successfully resolved.  As a result, we may make a strategic decision to discontinue development of this product, as we have done with other development stage products.

The value of the purchased in-process research and development was determined by estimating the related future net cash flows between 2003 and 2020 using a present value risk adjusted discount rate of 15.75%.  This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired.  The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

EyeTech Warrants

In March 2000, we entered into an agreement with EyeTech relating to our proprietary aptamer EYE001, currently known as Macugen.  Pursuant to this agreement, we received a warrant to purchase 791,667 shares of EyeTech series B convertible preferred stock, exercisable at a price of $6.00 per share.  In January 2004, EyeTech completed an initial public offering of its common stock at which time we adjusted the fair value of the warrant resulting in a gain of $20.6 million included in our condensed consolidated statement of operations for the nine months ended September 30, 2004.  The fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%.  At the end of the first quarter of 2004, we exercised the warrant on a net basis utilizing shares of EyeTech common stock as consideration and subsequently held 646,841 shares of EyeTech common stock.

In the second quarter of 2004, we sold all of the EyeTech shares and realized a gain of approximately $2.3 million, which is included in interest and other income, net, in our condensed consolidated statement of operations for the nine months ended September 30, 2004.

Interest and Other Income, net

We reported interest and other income, net, of $4.8 million for the quarter ended September 30, 2004, up from $3.3 million for the quarter ended September 30, 2003.  Interest income was $13.1 million and $10.6 million for the first nine months of 2004 and 2003, respectively.  The increases in 2004 as compared to the same periods in 2003 are primarily attributable to the higher cash balances and yields over the past year, as well as the realized gain of approximately $2.3 million from the sale of all of our shares of EyeTech common stock during the second quarter of 2004.

Interest Expense

Interest expense was $2.0 million and $5.5 million for the quarters ended September 30, 2004 and 2003, respectively, and $6.2 million and $16.7 million for the nine months ended September 30, 2004 and 2003, respectively.  The decreases in 2004 to the comparable periods of 2003 can be attributed to the conversion of the

$250.0 million 5% convertible subordinated debt into shares of our common stock in December 2003.  The only outstanding debt during the first nine months of 2004 consists of the $345.0 million 2% convertible senior debt issued in December 2002.  In October 2004, the Company announced that it was calling for redemption of all of its 2% convertible senior notes (see Note 7 — Condensed Consolidated Notes to Financial Statements).  We expect to incur an additional fourth quarter 2004 expense of approximately $7.4 million as a result of the redemption of our $345.0 million 2% convertible senior notes.

Income Taxes

Our effective tax rate was 32.0% for the third quarter of 2004 and approximately 31.3% for the first nine months of 2004.  The effective tax rate was 5.0% for the three and nine months ended September 30, 2003.  Our provision for income taxes for the third quarter of 2004 was $53.3 million compared to $3.9 million for the third quarter of 2003.  Our provision for income taxes for the first nine months ended September 30, 2004 and 2003 was $154.8 million and $11.8 million, respectively.  The tax provision for the three and nine months ended September 30, 2003 was primarily associated with income earned by our foreign subsidiaries and federal alternative minimum tax.  The effective tax rate for the third quarter and first nine months of 2004 is different from the statutory rate primarily as a result of permanently reinvested earnings of our foreign operations.  We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

We expect our effective tax rate to be 31 to 32 percent for the full year with the utilization rate of our net operating losses (NOLs) and R&D tax credits.  Various other factors may also have favorable or unfavorable effects on our effective tax rate during the remainder of 2004 and in subsequent years.  These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate and changes in overall levels of pre-tax earnings.

Foreign Exchange

The impact on pre-tax earnings during the three and nine months ended September 30, 2004 as a result of the favorable European currency environment versus the comparable period in 2003 was a positive $7.9 million and $23.0 million, respectively.  This includes the impact from revenues and international spending, as well as hedging activity.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $1,148.4 million at September 30, 2004, up from $707.0 million at December 31, 2003.  The increase of $441.4 million was primarily due to net cash provided by operations of $387.3 million and proceeds from issuances of stock under employee stock plans of $56.4 million, partially offset by $29.1 million in capital expenditures.   In addition, we sold our shares of EyeTech common stock for total proceeds of approximately $23.5 million during the second quarter, following our net exercise of the EyeTech warrant during the first quarter of 2004.

Working capital at September 30, 2004 was $1,489.8 million compared to $1,080.0 million at December 31, 2003.  In addition to the increase in our cash, cash equivalents and marketable securities during the first nine months of 2004 as well as a $112.5 million decrease in current and noncurrent deferred tax assets, we experienced significant changes in working capital including a $75.2 million increase in net accounts receivable, a $22.9 million increase in accrued liabilities, a $18.1 million increase in inventories, and a $17.9 million increase in deferred revenues.  The $112.5 million decrease in current and noncurrent deferred tax assets was due to the utilization of net operating loss carryforwards to reduce the amount of income taxes payable.  The accounts receivable increase was primarily due to increased sales of Viread in the U.S. and Europe.  The $22.9 million increase in accrued liabilities was primarily due to an increase in our income taxes payable and government rebates, in addition to an increase in our liability associated with the fair value of our hedge contracts as the Euro has strengthened in value during the first nine months of 2004.

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

•      the expansion of our sales and marketing capabilities,

•      administrative expenses,

•      the possibility of acquiring manufacturing capabilities or additional office facilities,

•      the possibility of acquiring other companies or new products,

•      the establishment of additional collaborative relationships with other companies, and

•      defense costs associated with, settlements of and adverse results of litigation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, our $345.0 million 2% convertible senior notes had a fair value of $546.6 million.  There have been no other significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003.  In October 2004, the Company announced that it was calling for redemption of all of its 2% convertible senior notes (see Note 7 – Notes to Condensed Consolidated Financial Statements).

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2004 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that subject to the limitations described below, our disclosure controls and procedures were sufficiently effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules on Form 10-Q.

Changes in Internal Controls over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)   Reports on Form 8-K

On July 29, 2004, the Company filed an 8-K announcing that its Board of Directors has declared a stock dividend of one share of common stock for each outstanding share of the Company’s common stock.

On July 29, 2004, the Company filed an 8-K announcing the earnings of the Company for the second quarter ended June 30, 2004.

On August 19, 2004, the Company filed an 8-K announcing the establishment of a stock trading program in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 3, 2004	/s/ John C. Martin
John C. Martin
President and Chief Executive Officer

Date:	November 3, 2004	/s/ John F. Milligan
John F. Milligan
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a)   Exhibits

No. 31.1	Certification
No. 31.2	Certification
No. 32	Certification