Form 10-K
period 2004-12-31
GILEAD SCIENCES INC
filed 2005-03-14
CIK 882095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Stock Market on June 30, 2004 was $14,064,813,000.*

The number of shares outstanding of the Registrant’s Common Stock on February 28, 2005 was 449,881,860.**

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of Registrant’s Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting are incorporated by reference into Part III of this Report.

*                     Based on a closing price of $33.50 per share. Excludes 10,577,134 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2004. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

**               On September 3, 2004, the Registrant implemented a two-for-one stock split in the form of a stock dividend. All share and per share amounts for all periods presented have been restated to reflect this stock split.

GILEAD SCIENCES, INC.
2004 Form 10-K Annual Report
Table of Contents

We own or have rights to various trademarks, copyrights and trade names used in our business including the following: GILEAD®, GILEAD SCIENCES®, HEPSERA®, VIREAD®, VISTIDE®, DAUNOXOME®, AMBISOME®, EMTRIVA®, TRUVADA®. MACUGEN® is a registered trademark belonging to Eyetech Pharmaceuticals, Inc., SUSTIVA® is a registered trademark of Bristol-Myers Squibb Company and TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche. This report also includes other trademarks, service marks and trade names of other companies.

PART I

ITEM 1.   BUSINESS

Forward-Looking Statements and Risk Factors

This report includes forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives or assumptions of future events or performance are contained or incorporated by reference in this report. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this report under the heading “Risk Factors That Affect Gilead” beginning at page 15. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward looking statements to reflect future events or developments. When used in the report, unless otherwise indicated, “we,” “our” and “us” refers to Gilead and its subsidiaries.

Overview

Gilead Sciences, Inc. is a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases. We are a multinational company with eight approved products. We focus our research and clinical programs on anti-infectives. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active product acquisition and in-licensing strategy.

Our worldwide headquarters are in Foster City, California and our European headquarters are in Paris, France. We were incorporated in Delaware on June 22, 1987.

Our Products

•       Viread is an oral formulation of a nucleotide analogue reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat human immunodeficiency virus (HIV) infection in adults. We sell Viread in the United States through our U.S. commercial team and wholesalers, in the major European countries through our European commercial team and distributors, and in Japan through our corporate partner, Japan Tobacco. We have an exclusive, worldwide license to patent rights and related technology for Viread from the Institute of Organic Chemistry and Biochemistry (part of the Academy of Sciences of the Czech Republic) and Rega Stichting v.z.w. (together, IOCB/REGA).

•       Emtriva is an oral formulation of a nucleoside analogue reverse transcriptase inhibitor, dosed once a day as part of a combination therapy to treat HIV infection in adults. We sell Emtriva in the United States through our U.S. commercial team and wholesalers and in the major European countries through our European commercial team and distributors. We have an exclusive, worldwide license to patent rights and related technology for Emtriva from Emory University.

•       Truvada is an oral tablet dosed once a day as part of a combination therapy to treat HIV infection in adults. It is a fixed-dose combination of our anti-HIV medications Emtriva and Viread. Truvada combines 200 mg of emtricitabine (Emtriva) and 300 mg of tenofovir disoproxil fumarate (Viread). Truvada is currently sold in the United States through our U.S. commercial team and wholesalers. Our international commercial team began launching Truvada in the European Union following recent regulatory approval in February 2005. We have an exclusive, worldwide license to patent rights and related technology for the components of Truvada from IOCB/REGA and Emory University.

•       AmBisome is a proprietary liposomal formulation of amphotericin B, a powerful antifungal agent to treat serious invasive fungal infections caused by various fungal species. By delivering amphotericin B in our proprietary liposomal formulation, AmBisome reduces the rate and severity of kidney toxicity and injection-related reactions associated with amphotericin B and allows patients to receive higher doses of amphotericin B. AmBisome is approved for sale in more than 45 countries, including the United States and the countries of the European Union. In more than 20 of the countries where AmBisome is approved, including the United States, we are authorized to promote AmBisome for empirical treatment of fungal infections, that is, treatment of patients where a strong suspicion, without definite confirmation, exists for a potentially life-threatening invasive fungal infection. In the remaining countries, AmBisome is approved for use either as first-line treatment of serious invasive fungal infection or as second-line treatment after conventional amphotericin B therapy fails or when conventional amphotericin B cannot be tolerated. We market AmBisome in the major countries of Europe and co-promote AmBisome in the United States with Fujisawa Healthcare, Inc. (Fujisawa).

•       Hepsera is an oral formulation of a nucleotide analogue hepatitis B virus (HBV) DNA polymerase inhibitor, dosed once a day to treat chronic hepatitis B. Hepsera is approved for sale in the United States for the treatment of chronic hepatitis B in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active liver disease. Our U.S. commercial team and wholesalers sell Hepsera in the United States. We sell Hepsera in the major European Union countries through our European commercial team and distributors. We have licensed the rights to commercialize Hepsera solely for the treatment of hepatitis B in China, Japan, Korea, Taiwan, the rest of Asia, Latin America and certain other territories to GlaxoSmithKline (GSK), which launched Hepsera in Japan, South Korea and Taiwan in 2004. We have an exclusive, worldwide license to patent rights and related technology for adefovir dipivoxil from IOCB/REGA.

•       Vistide is an antiviral medication for the treatment of cytomegalovirus (CMV) retinitis in patients with AIDS. CMV retinitis is a condition characterized by lesions that form on a patient’s retina that affects persons with weakened immune systems and is most common in patients with AIDS. Vistide is approved for sale and is sold in the United States by our U.S. commercial team, and by Gilead’s ex-U.S. partner, Pfizer Inc. (Pfizer) (formerly Pharmacia Corporation), in 25 countries for the treatment of CMV retinitis in patients with AIDS.

•       DaunoXome is a liposomal formulation of the anticancer agent daunorubicin. It is approved for sale and has been sold in more than 20 countries for the treatment of AIDS-related Kaposi’s sarcoma. It is sold in the United States by our U.S. commercial team and by independent distributors abroad. In December 2003, we decided to discontinue selling this product; however, in 2004, we subsequently received unanticipated requests in Europe to reconsider selling DaunoXome. We are continuing to sell this product in a limited number of countries and are currently evaluating our supply and sales strategy with regard to this product.

Other Royalty Sources

•       Macugen is an anti-angiogenic injection for the treatment of neovascular age-related macular degeneration (AMD). The drug is an inhibitor of vascular endothelial growth factor (VEGF), which is known to play a role in the development of certain ophthalmic diseases. Macugen was approved by the FDA in the United States in December 2004 and began selling in January 2005. The product is not yet approved outside the United States. Macugen was developed by Eyetech Pharmaceuticals, Inc.

(Eyetech), using technology licensed from us. Eyetech holds the exclusive rights to manufacture and sell Macugen worldwide, subject to Eyetech’s obligation to pay us a percentage of the net revenues that Eyetech generates from Macugen sales. The patents to the technology we license to Eyetech expire in 2017 in the United States and Europe.

•       Tamiflu is an oral pill for the treatment and prevention of influenza A and B. Tamiflu is in a class of prescription drugs called neuraminidase inhibitors. Tamiflu is approved in more than 60 countries, including the United States, Japan and the countries of the European Union for treatment of influenza in children and adults. Tamiflu is also approved in the United States and the European Union for the prevention of influenza in adolescents and adults. We developed Tamiflu with F. Hoffmann-LaRoche Ltd (Roche), and Roche has the exclusive right to manufacture and sell Tamiflu worldwide, subject to its obligation to pay us a percentage of the net revenues that Roche generates from Tamiflu sales, subject to reduction for certain defined manufacturing costs.

The following table lists aggregate product sales for our major products (in thousands):

	2004		2003		2002
		% of Product Sales		% of Product Sales		% of Product Sales
Viread	$782,915	63%	$566,478	68%	$225,815	53%
Emtriva	57,600	5%	10,021	1%	—	—
Truvada	67,865	5%	—	—	—	—
Total HIV products	908,380	73%	576,499	69%	225,815	53%
AmBisome	211,688	17%	198,350	24%	185,669	44%
Other	122,156	10%	61,492	7%	12,395	3%
Total product sales	$1,242,224	100%	$836,341	100%	$423,879	100%

See Note 16 of the Consolidated Financial Statements for financial information about each geographic area in which our products are marketed.

Our Products in Clinical Trials

Research & Development

We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active product acquisition and in-licensing strategy, such as our acquisition of Triangle Pharmaceuticals, Inc. completed in January 2003. We have research scientists in Foster City and San Dimas, California and Durham, North Carolina engaged in the discovery and development of new molecules and technologies that we hope will lead to new medicines and novel formulations of existing drugs. Our therapeutic focus is in the area of life threatening infectious diseases. This research includes working with our proprietary nucleotide analogues to develop treatments for viral infections, particularly HIV and hepatitis C infection. In total, our research and development (R&D) expenses for 2004 were $223.6 million, compared with $181.8 million for 2003 and $141.9 million for 2002.

Our research efforts in the area of hepatitis C viral infection (HCV) include our collaborations with Chiron Corporation (Chiron), Genelabs Technologies (Genelabs) and Achillion Pharmaceuticals, Inc. (Achillion). In August 2003, we entered into an agreement with Chiron, to research, develop and commercialize small molecule therapeutics against certain HCV drug targets. In October 2004, we entered into a research and development agreement with Genelabs Technologies (Genelabs) to discover, develop and commercialize nucleoside, RNA polymerase inhibitors for the treatment of HCV infection. In November 2004, we entered into a research and development agreement with Achillion to discover and commercialize novel inhibitors of HCV replication. In addition, we have several in-house programs designed to discover small molecule inhibitors of HCV RNA polymerase and HCV protease. While we believe that small molecule therapeutics for the treatment of HCV infection could one day lead to better treatment outcomes for patients, such programs will require extensive investments and will take many years. See Note 10 of consolidated financial statements for further discussion.

Commercial Operations

We have U.S. and international commercial sales operations. We have marketing subsidiaries in Australia, Canada, France, Germany, Greece, Ireland, Italy, New Zealand, Portugal, Spain and in the United Kingdom.

Our commercial teams promote our HIV and HBV products, Viread, Emtriva, Truvada and Hepsera, through direct field contact with physicians, hospitals, clinics and other healthcare providers who are involved in the treatment of patients with HIV (for our HIV products) or chronic hepatitis B (for Hepsera). The teams also promote AmBisome to infectious disease specialists, hematologists, intensive care units, hospitals, home health care providers and cancer specialists.

In some countries outside of the United States, we have agreements with third-party distributors, including distributors in certain countries where we have marketing operations, to promote, sell and distribute our products. These international distribution agreements generally provide that the distributor has the exclusive right to sell one or more of our products in a particular country or several countries for a specified period of time.

In December 2002, we announced a program pursuant to which we sell Viread at our cost to all countries in Africa and to the fifteen other countries designated “Least Developed” by the United Nations. We expanded this program in August 2004 to include Truvada. We are taking steps to ensure that the Viread and Truvada products sold under this program are used to serve patients in the developing world and are not diverted to other markets. See “International Distribution.”

Collaborative Relationships

As part of our business strategy, we establish collaborations with other companies to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies. The description and accounting for each of these relationships can be found in Note 10 to our consolidated financial statements included in this report. The following list is representative of our collaborative relationships:

Collaborator	Program Area	Year of Signing
Bristol-Myers Squibb	HIV	2004
Achillion	HCV	2004
Genelabs	HCV	2004
Japan Tobacco	HIV	2003
GlaxoSmithKline	Hepsera	2002
Archemix	SELEX technology	2001
Eyetech	Macugen	2000
Roche	Tamiflu	1996
Pfizer	Vistide	1996
Fujisawa	AmBisome	1991

Bristol-Myers Squibb Company

In December 2004, we entered into a collaboration agreement with Bristol-Myers Squibb Company (BMS) to develop and commercialize the fixed-dose combination of Gilead’s Truvada and BMS’s Sustiva® (efavirenz) in the United States. Structured as a joint venture, Gilead and BMS formed the limited liability company, Bristol-Myers Squibb & Gilead Sciences, LLC. If approved, the new product would be the first complete Highly Active Antiretroviral Therapy (HAART) treatment regimen for HIV available in a fixed-dose combination taken once daily. Fixed-dose combinations contain multiple medicines formulated together and may help simplify HIV therapy for patients and providers. Through the joint venture, the companies will work in partnership to complete development and U.S. regulatory filings for this fixed-dose regimen. Subject to receiving marketing approval of the fixed-dose regimen, the companies will share responsibility for commercializing the product in the United States. Both companies will provide funding and field-based sales representatives in support of promotional efforts for the combination product. Under the terms of the collaboration, Gilead and BMS will grant royalty-free sublicenses to the joint venture for the use of their respective company-owned technologies and will, in return, be granted a license to use jointly created intellectual property. Gilead’s and BMS’ ownership interests in the joint venture, which reflect their respective economic interests, are based on the fraction of the net selling price of the fixed-dose combination product attributable to Truvada and Sustiva, respectively, and will be adjusted on an annual basis. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both joint venturers’ respective economic interests in the joint venture may vary annually.

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

Emory University and University of Georgia Research Foundation, Inc.

Emtricitabine.   In April 1996, Triangle obtained, and in January 2003, we acquired as part of our acquisition of Triangle, an exclusive worldwide license to all of Emory University’s rights to purified forms of emtricitabine for use in the HIV and the HBV fields. We are obligated to make certain milestone and royalty payments to Emory, including annual minimum royalties beginning the third year after the first FDA registration is granted for an anti-HIV product incorporating the emtricitabine technology in the United States and the third year after the first registration is granted for an anti-HBV product incorporating the emtricitabine technology in certain major market countries, for the HIV and HBV indications, respectively. In 2002, Triangle began paying license maintenance fees because development milestones had not yet been achieved.

In May 1999, Emory and GSK settled their litigation pending in the United States District Court relating to emtricitabine, and we became the exclusive licensee of all U.S. and foreign patents and patent applications filed by Burroughs Wellcome Co. on the use of emtricitabine to treat hepatitis B. Under settlement agreements, we are obligated to pay royalties to GSK on net sales of products containing emtricitabine. In addition, we and Emory also received access to development and clinical data and drug substance held by GSK relating to emtricitabine.

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

M.D. Anderson Cancer Center

In 1994, we entered into an agreement with the M.D. Anderson Cancer Center relating to Hepsera. Under this agreement, we currently pay M.D. Anderson Cancer Center a percentage of net revenues based upon our sales of Hepsera. The agreement with M.D. Anderson Cancer Center terminates the later of patent expiration or ten years from first commercial sale.

IOCB/REGA

In 1991 and 1992, we entered into agreements with IOCB/REGA relating to Viread, Hepsera and Vistide and subsequently amended the agreements in 2004 to include Truvada. Under these agreements, we received from IOCB/REGA the exclusive right to manufacture, use and sell the nucleotide compounds covered by these agreements. Under the agreements, we pay a percentage of net revenues based upon sales of Viread, Truvada, Hepsera and Vistide to IOCB/REGA. The agreements with IOCB/REGA terminate on an individual country basis on the later of patent expiration or ten years from first commercial sale. In addition, IOCB/REGA may terminate the licenses for a particular product in a key market in the absence of commercial sales of that product within 12 months after regulatory approval.

University License Equity Holdings, Inc.

We have an ongoing collaborative arrangement with University License Equity Holdings, Inc., (ULEHI), the successor to University Technology Corporation and its predecessor University Research Corporation, a technology holding company for the University of Colorado at Boulder, relating to its SELEX technology to identify aptamers. Under this arrangement, ULEHI has granted us all of its present and future rights to inventions covered by patents and patent applications for SELEX technology, improvements to SELEX technology it makes or discovers, oligonucleotides or other molecules it makes using SELEX technology and computer software related to SELEX technology. We are required to pay ULEHI certain variable royalties based on revenues generated from sales of products derived using the SELEX technology, including those revenues based our license agreement with Eyetech relating to Macugen

Developing World Collaborations

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

The DART Study

In November 2002, we entered into a collaborative agreement with the Medical Research Council (MRC) of the United Kingdom, Boehringer Ingelheim GmBH and GSK in connection with a five-year clinical study conducted by the MRC on antiretroviral HIV therapy in Africa. The trial is called the DART Trial (Development of AntiRetroviral Therapy in Africa) and is aimed at studying clinical versus laboratory monitoring practices and structured treatment interruptions versus continuous antiretroviral therapy in adults with HIV infection in sub-Saharan Africa. We have agreed to provide Viread at no cost for the DART study.

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

International Distribution

We have various agreements with distributors in Europe, Asia, Latin America, the Middle East and Africa that grant these distributors the exclusive right to sell Viread, Emtriva, Hepsera, AmBisome and DaunoXome in a particular country or countries for a specified period of time. Most of these agreements also provide for collaborative efforts between us and the distributor for obtaining regulatory approval for the product in the particular country and for marketing the product in the country. Most of these agreements establish a price that the distributor must pay for our product and require us to deliver quantities of the product ordered by the distributor.

Manufacturing

AmBisome

We manufacture AmBisome in commercial quantities in two separate but adjacent facilities in San Dimas, California. The Medicines Control Agency of the United Kingdom and the FDA have approved the commercial production of AmBisome in the facilities in which it is produced. To import AmBisome into the European Union, we own a manufacturing facility in Dublin, Ireland where we perform quality control testing, final labeling, packaging and distribution for the European Union and elsewhere.

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

Macugen

We manufacture Macugen in commercial quantities at our FDA approved facilities in San Dimas, California, under our manufacturing agreement with Eyetech. We use commercially available materials and equipment to manufacture this product. Currently, Eyetech provides the raw materials used in the manufacture of Macugen, including pegaptanib sodium, the active ingredient in Macugen, through single approved suppliers contracted by Eyetech.

As part of the manufacturing process, we currently produce and fill Macugen at our San Dimas manufacturing facility. Given Eyetech’s current projections for Macugen demand, we believe we have sufficient capacity to meet future demand. We also have the option of installing additional production and filling capacity in San Dimas should such additional supply become necessary. If we were unable to install additional production and filling capacity in San Dimas or locate appropriate third parties to meet this need, our ability to meet increased Macugen demand would be diminished.

Macugen is sold in liquid form and is filled into syringes in our San Dimas facilities. These syringes are supplied by a single approved supplier contracted by Eyetech.

Antiviral Products

We contract with third parties to manufacture our antiviral drugs for clinical and commercial purposes, including Viread, Emtriva, Truvada, Hepsera and Vistide.

We manufacture tenofovir disoproxil fumarate bulk drug substance through two contract manufacturers. Viread tablets are manufactured through two contract manufacturers.

We manufacture emtricitabine bulk drug substance through two contract manufacturers. Emtriva tablets are manufactured by one contract manufacturer for us and a second contract manufacturer is currently being qualified.

We manufacture Truvada tablets through a single contract manufacturer for the United States and a second contract manufacturer is currently being qualified.

We have obtained qualification in the United States and European Union for two contract manufacturers for adefovir dipivoxil bulk drug substance. We have two contract manufacturers for Hepsera tablet commercial supply in Europe. Of these two contract manufacturers, one is also qualified for commercial supply in the United States and the second is currently being qualified.

We have two suppliers that have been approved by the FDA and the European Union to manufacture cidofovir bulk drug substance, which is used in Vistide. We have a single FDA and EMEA approved supplier for Vistide drug product.

Roche is responsible for the manufacturing of Tamiflu. In January 2002, Roche announced that, due to production problems, the liquid suspension form of Tamiflu approved for treatment of children as young as one year-old was not available; however, the liquid suspension form of Tamiflu was returned to market in time for the 2002-2003 flu season. These production issues did not affect availability of the tablet form of Tamiflu for adults and adolescents 13 years and older. In Japan, where the 2002-2003 flu season was particularly severe, Roche’s sublicensee, Chugai Corporation, was unable to meet the heightened demand satisfactorily. In January 2003, Chugai issued a press release attributing this failure, in part, to manufacturing problems. In November 2003, Chugai announced a recall of Tamiflu, resulting in reduced net sales and royalties from Roche in 2003. However, royalty income on Tamiflu net sales increased substantially in 2004 due primarily to a severe flu season in the United States in late 2003.

We have no commercial-scale manufacturing facilities for our antiviral products. For our future antiviral products, we will need to develop additional manufacturing capabilities and establish additional third party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products, our ability to conduct large-scale clinical trials and meet customer demand for commercial products would be adversely affected.

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

Patents and Proprietary Rights

Patents and other proprietary rights are very important to our business. If we have a properly designed and enforceable patent it can be more difficult for our competitors to use our technology to create competitive products and more difficult for our competitors to obtain a patent that prevents us from using technology we create. As part of our business strategy, we actively seek patent protection both in the United States and internationally and file additional patent applications, when appropriate, to cover improvements in our compounds, products and technology. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

We have a number of patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. The following table shows the actual or estimated expiration dates in the United States and Europe for the primary patents and for patents that may issue under pending applications that cover the compounds in our marketed products and our product candidates:

Products	U.S. Patent Expiration	European Patent Expiration
Vistide	2010	2012
Hepsera	2014	2011
AmBisome	2016	2008
Tamiflu	2016	2016
Viread	2017	2018
Emtriva	2021	2016
Truvada	2021	2018

Patents covering Viread, Hepsera, Vistide, Emtriva and Truvada are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties. See “Collaborative Relationships” and “Academic and Consulting Relationships.” Patents do not cover the active ingredients in AmBisome. Instead, we hold patents to the liposomal formulations of this compound and also protect formulations through trade secrets. We do not have patent filings covering all forms of Hepsera in China or in certain other Asian countries, although we do have applications pending in various Asian countries, including China, that relate to specific forms and formulations of Hepsera. Asia is a major market for HBV therapies.

We may obtain patents for our compounds many years before we obtain marketing approval for them. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions. For example, extensions for the patents on Vistide have been granted in the United States and a number of European countries, compensating in part for delays in obtaining marketing approval. Similar patent term extensions may be available for other products that we are developing, but we cannot be certain we will obtain them.

It is also very important that we do not infringe patents or proprietary rights of others and that we do not violate the agreements that grant proprietary rights to us. If we do infringe patents or violate these agreements, we could be prevented from developing or selling products or from using the processes covered by those patents or agreements, or we could be required to obtain a license from the third party allowing us to use their technology. We cannot be certain that, if required, we could obtain a license to any third-party technology or that we could obtain one at a reasonable cost. If we were not able to obtain a required license, we could be adversely affected. Because patent applications are confidential for at least some period of time, including sometimes in the United States until a patent issues, there may be pending patent applications from which patents will eventually issue and prevent us from developing or selling certain products unless we can obtain a license to use the patented technology.

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or reexamination proceedings regarding the enforcement or validity of our existing patents or any future patents could invalidate our patents or substantially reduce their protection. In addition, our pending patent applications and patent applications filed by our collaborative partners may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing the same compounds and products that we have developed or are developing. In addition, certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries.

We also rely on unpatented trade secrets and improvements, unpatented internal know-how and technological innovation. In particular, a great deal of our liposomal manufacturing expertise, which is a key component of our liposomal technology, is not covered by patents but is instead protected as a trade secret. We protect these rights mainly through confidentiality agreements with our corporate partners, employees, consultants and vendors. These agreements provide that all confidential information developed or made known to an individual during the course of their relationship with us will be kept confidential and will not be used or disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions made by the individual while employed by us will be our exclusive property. We cannot be certain that these parties will comply with these confidentiality agreements, that we have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by our competitors. Under some of our research and development agreements, inventions discovered in certain cases become jointly owned by us and our corporate partner and in other cases become the exclusive property of one of us. It can be difficult to determine who owns a particular invention and disputes could arise regarding those inventions.

Competition

Our products and development programs target a number of diseases and conditions, including viral and fungal infections. There are many commercially available products for these diseases and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. Our current products compete with other available products based primarily on:

•       efficacy;

•       safety;

•       tolerability;

•       acceptance by doctors;

•       patient compliance;

•       patent protection;

•       ease of use;

•       price;

•       insurance and other reimbursement coverage;

•       distribution;

•       marketing; and

•       adaptability to various modes of dosing.

Any other products we market in the future will also compete with products offered by our competitors. If our competitors introduce data that show improved characteristics of their products, improve or increase their marketing efforts or simply lower the price of their products, sales of our products could decrease. We also cannot be certain that any products we may develop in the future will compare favorably to products offered by our competitors or that our existing or future products will compare favorably to any new products that are developed by our competitors. Our ability to be competitive also depends upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the substantial period that it takes to develop a product.

Our HIV Products.   The HIV competitive landscape is becoming more crowded and complicated as treatment trends continue to evolve. A growing number of anti-HIV drugs are currently sold or are in advanced stages of clinical development. Of the twenty-six branded drugs available in the United States, Zerit (stavudine, d4T) sold by Bristol-Myers Squibb (BMS) and the fixed combination products, Combivir (AZT and 3TC), Trizivir (AZT, 3TC, ABC), each sold by GSK, represent the most direct competition for our HIV products. These companies are in the process of launching formulations of existing drugs now indicated by the FDA for once-daily oral dosing, including GSK’s 300 mg dose of Epivir (lamivudine, 3TC). Other recently approved antiretroviral products include Epzicom (fixed dose combination of Ziagen and Epivir from GSK approved in the United States and European Union), Fuzeon (injectable integrase inhibitor from Roche/Trimeris), Reyataz (atazanivir sulfate, a once-a-day protease inhibitor from BMS) and Tipranavir (non-peptidic protease inhibitor from Boehringer-Ingelheim). GSK has filed an application for approval of a once-daily dose of Ziagen (abacavir sulfate). Other companies competing in the HIV therapeutic category are Pfizer, Merck and Abbott.

BMS’s Videx EC (didanosine) became the first generic HIV product in the United States in 2004. GSK’s Retrovir (AZT) is expected to face generic competition as early as in 2005 in the United States. The effect of this on the overall U.S. market for HIV products is unknown, but price decreases for all HIV products may result.

AmBisome.   AmBisome faces strong competition from several current and expected competitors. Current competitors include:

•       conventional amphotericin B, made by BMS and numerous generic manufacturers;

•       caspofungin, a product developed by Merck, which is marketed as Cancidas in the United States and as Caspofungin elsewhere;

•       voriconazole, developed by Pfizer, which is marketed as Vfend; and

•       other lipid-based amphotericin B products approved for sale in the United States and throughout Europe, including Abelcet, sold by Enzon Corp. in the United States, Canada and Japan and by Medeus Pharma Ltd. in Europe, and Amphotec, sold by InterMune Pharmaceuticals, Inc.

Presently unapproved but expected competitors include a class of treatments called echinocandins, including Fujisawa’s micafungin, which received marketing approval in Japan in October 2002 and is under review for regulatory approval in the United States and Canada, and anidulafungin, from Vicuron, Inc.

(formerly Versicor, Inc.) product candidate, which is being evaluated in multiple late-stage clinical trials. Finally, Schering Plough is developing Noxafil (posaconazole), which is currently in Phase 3 trials. Competition from these current and expected competitors has eroded and is likely to continue to erode the revenues we receive from sales of AmBisome.

Hepsera.   Hepsera faces significant competition from existing and expected therapies for treating patients who are infected with HBV. Most significantly:

•       Entecavir, an oral nucleoside analogue developed by BMS, is expected to be launched in late 2005 as a once daily oral antiviral. BMS has filed for approval with the U.S. FDA and has a Prescription Drug User Fee Act (PDUFA) action date of April 2005.

•       Epivir-HBV (lamivudine) was developed by GSK in collaboration with Shire Pharmaceuticals, and is sold in all major countries throughout North and South America, Europe and Asia. It is an orally administered nucleoside analogue that inhibits HBV DNA polymerase.

•       Intron-A (interferon alfa-2b) is sold by Schering Plough in major countries throughout North and South America, Europe and Asia. Intron-A is an injectable drug with immunomodulatory effects.

Hepsera may also face competition from clinical-stage candidates, including Idenix’s LdT, an oral nucleoside analogue currently in Phase 3 trials, as well as Roche’s Pegasys (pegylated interferon alfa-2a), which is expected to be approved for chronic hepatitis B in the United States in late 2005.

Tamiflu.   Tamiflu competes with Relenza, an anti-flu drug that is sold by GSK. Relenza is a neuraminidase inhibitor that is delivered as an orally-inhaled dry powder. Generic competitors include Amantadine, an oral tablet that inhibits the replication of the influenza A virus and Rimantadine, also an oral antiviral.

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

FDA Approval Process

If we believe that the data from the Phase 3 clinical trials show an adequate level of safety and effectiveness, we will file a new drug application (NDA) with the FDA seeking approval to sell the drug for a particular use. The FDA will review the NDA and often will hold a public hearing where an independent advisory committee of expert advisors asks additional questions regarding the drug. This committee makes a recommendation to the FDA that is not binding on the FDA but is generally followed by the FDA. If the FDA agrees that the compound has met the required level of safety and effectiveness for a particular use, it will allow us to sell the drug in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug is not safe enough or effective enough or because it does not believe that the data submitted is reliable or conclusive.

At any point in this process, the development of a drug could be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are currently conducting, or any that we conduct in the future, will be completed successfully or within any specified time period. We may choose, or the FDA may require us, to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

The FDA may also require us to complete additional testing, provide additional data or information, improve our manufacturing processes, procedures or facilities or may require extensive post-marketing testing and surveillance to monitor the safety or benefits of our product candidates if it determines that our new drug application does not contain adequate evidence of the safety and benefits of the drug. In addition, even if the FDA approves a drug, it could limit the uses of the drug. The FDA can withdraw approvals if it does not believe that we are complying with regulatory standards or if problems are uncovered or occur after approval.

In addition to obtaining FDA approval for each drug, we obtain FDA approval of the manufacturing facilities for any drug we sell, including those of companies who manufacture our drugs for us as well as our own and these facilities are subject to periodic inspections by the FDA. The FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection. Manufacturing facilities located in California, including our San Dimas facility and Foster City facility, also must be licensed by the State of California in compliance with local regulatory requirements.

Drugs that treat serious or life-threatening diseases and conditions that are not adequately addressed by existing drugs may be designated as fast track products by the FDA and may be eligible for accelerated six-month review and accelerated approval, as was the case for Viread and Truvada. Drugs receiving accelerated approval must be monitored in post-marketing clinical trials in order to confirm the safety and benefits of the drug.

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

Drugs are also subject to extensive regulation outside of the United States. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries in the European Union (which includes most major countries in Europe). If this procedure is not used, under a decentralized system, an approval in one country of the European Union can be used to obtain approval in another country of the European Union under a simplified application process. After approval under the centralized procedure, pricing and reimbursement approvals are also required in most countries. Vistide, Viread, Hepsera, Emtriva and in February 2005, Truvada, were approved by the European Union under the centralized procedure. Viread as an HIV drug was reviewed for accelerated approval in the European Union. Hepsera received a traditional review, as did Emtriva. In March 2004, we applied for marketing applications of Truvada for the treatment of HIV in the European Union and we began our European launch of Truvada following regulatory approval received in February 2005.

Pricing and Reimbursement

Insurance companies, health maintenance organizations (HMOs), other third-party payors and federal and state governments seek to limit the amount we can charge for our drugs. For example, in certain foreign markets, pricing negotiations are often required to obtain approval of a product, and in the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement drug price control. In addition, managed care organizations are becoming more common in the United States and will continue to seek lower drug prices. The announcement of these proposals or efforts can cause our stock price to decrease, and if these proposals are adopted, our revenues could decrease.

Our ability to sell our drugs also depends on the availability of reimbursement from governments and private insurance companies. Governments and insurance companies often demand rebates or predetermined discounts from list prices. We expect that products we are developing, particularly for HIV/AIDS indications, will be subject to reimbursement issues. We cannot be certain that any of our products that obtain regulatory approval will be reimbursed by governments or insurance companies.

Regulatory approval of prices is required in most foreign countries. Certain countries will condition their approval of a product on the agreement of the seller not to sell that product for more than a certain price in that country and in the past have required price reductions after or in connection with product approval. Certain foreign countries also require that the price of an approved product be reduced after that product has been marketed for a period of time. We cannot be certain that regulatory authorities in the future will not establish lower prices or that any regulatory action reducing the price of our products in any one country will not have the practical effect of requiring us to reduce our prices in other countries. Some European governments, notably Germany and Italy, have implemented, or are considering, legislation that would require pharmaceutical companies to sell their products subject to reimbursement at a mandatory discount. Such mandatory discounts would reduce the revenue we receive from our drug sales. In certain developing countries that are significantly affected by HIV and AIDS, parallel importing and generic competition may occur and adversely affect revenues from sales of or market share of Viread. In addition, governments could take regulatory action to disallow the pricing of combination products such as Truvada to be the sum of the prices of the component drugs being marketed in a particular country.

Employees

As of February 28, 2005, we had approximately 1,654 full-time employees. We believe that we have good relations with our employees.

Website

Our website address is www.gilead.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports, other required SEC filings and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website containing our reports.

RISK FACTORS THAT AFFECT GILEAD

In evaluating our business, you should carefully consider the following risks in addition to the other information in this report. Any of the following risks could materially and adversely affect our business, operating results and financial condition.

Substantially all of our revenues are derived from sales of a limited number of products. If we are unable to maintain or continue growing sales of our HIV products or to maintain sales of AmBisome, our results of operations may be adversely affected.

We are currently dependent on sales of our HIV products, especially Viread, and AmBisome, to support our existing operations. Although Viread comprised 86% of HIV product sales in 2004, it is important to consider Viread, Emtriva and Truvada collectively as future sales of these three products are intimately tied to one another. Together sales of HIV products and AmBisome accounted for approximately 90% of our total product revenues for the year ended December 31, 2004. If we are unable to continue growing our HIV product revenues or maintain AmBisome sales, our results of operations are likely to suffer and we may need to scale back our operations. HIV product sales for the year ended December 31, 2004 were $908.4 million, or 69% of our total revenues and AmBisome product sales and royalties for the year ended December 31, 2004 were $224.7 million, or 17% of our total revenues. We may not be able to continue the growth rate of sales of our HIV products or the current sales level of AmBisome for the reasons stated in this risk factor section and, in particular, the following reasons:

•       We face significant competition from businesses that have substantially greater resources than we do, such as Merck and Pfizer, which released new products that compete with AmBisome, and GlaxoSmithKline which markets fixed-dose combination products which compete with Truvada. Our competitors have more products and have operated in the fields we compete in for longer than we have. AmBisome sales volumes in 2004 were relatively flat when compared to 2003.

•       As our HIV products and AmBisome are used over a longer period of time in many patients and in combination with other products, and additional studies are conducted, new issues with respect to safety, resistance and interactions with other drugs may arise which could cause us to provide additional warnings on our labels, narrow our approved indications or halt sales of a product, each of which could reduce our revenues.

•       As a product matures, private insurers and government reimbursers often reduce the amount they will reimburse patients for these products, which increases pressure on us to reduce prices.

•       A large part of the market for our HIV products are patients who are already taking other HIV drugs. If we are not successful in encouraging physicians to change patients’ prescriptions to our HIV products, the sales of our HIV products will be limited.

•       As generic HIV products are introduced into the major markets, our ability to maintain pricing may be affected.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues and our stock price may be adversely affected.

If we do not introduce new products or increase revenues from our existing products, we will not be able to grow our revenues. If we fail to increase our sales of our HIV products, we may not be able to increase revenues and expand our research and development efforts. We may not be successful in our efforts in collaboration with Bristol Myers Squibb Company to formulate a once-a-day one pill combination of Truvada and Sustiva. Failure to achieve any of these objectives when expected, or at all, may have a material adverse effect on our business and results of operations.

If significant safety issues arise for our marketed products, our sales may decline, which would adversely affect our results of operations.

The data that support the marketing approvals for our products and that form the basis for the safety warnings in our product labels were obtained in controlled clinical trials of limited duration, and, in some cases, from limited post-approval use. While both components of Truvada (Emtriva and Viread) have been studied individually, safety and efficacy studies of Truvada are still ongoing. Following approval, our products are used over longer periods of time by many patients taking numerous other medicines, many of whom have underlying health problems and would not be monitored for dosing compliance. As drugs are used over longer periods of time by more patients, we have found and expect to continue to find new issues such as safety, resistance or drug interaction issues, which may require us to provide additional warnings on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. If serious safety, resistance or interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities.

Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to achieve continued compliance could delay or halt commercialization of our products.

The products that we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA and comparable regulatory agencies in other countries. We are continuing clinical trials for AmBisome, Viread, Hepsera, Emtriva and Truvada for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional products over the next several years. These products may fail to receive marketing approval on a timely basis, or at all.

In addition, our marketed products and how we manufacture and sell these products are subject to extensive continued regulation and review. Discovery of previously unknown problems with our marketed products or problems with our manufacturing or promotional activities may result in restrictions on our products, including withdrawal of the products from the market. If we fail to comply with applicable regulatory requirements, we could be subject to penalties including fines, suspensions of regulatory approvals, product recalls, seizure of products and criminal prosecution.

Recently, the formation of an independent drug safety office was announced which is tasked with monitoring the safety of approved products. This new office may increase the difficulty and length of time required for new drugs to obtain marketing approval and the office may create more post-approval obligations with which we would be required to comply.

Results of clinical trials are uncertain and may not support continued development of a product pipeline, which would adversely affect our prospects for future revenue growth.

We are required to demonstrate the safety and effectiveness of products we develop in each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our products under development fail to achieve their primary endpoint in clinical trials or if safety issues arise, commercialization of that drug candidate could be delayed or halted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products and reduce our revenues.

Manufacturing problems could delay product shipments and regulatory approvals, which may adversely affect our results of operations.

We depend on third parties to perform manufacturing activities effectively and on a timely basis. If these third parties fail to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval, and these events could harm our competitive position. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and our manufacturers are subject to the FDA’s current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards and similar regulations are in effect in other countries. In addition, our manufacturing operations are subject to routine inspections by regulatory agencies.

For Viread, Hepsera, Vistide, Emtriva and Truvada, we rely on third parties for the manufacture of bulk drug substance and final drug product for clinical and commercial purposes. In addition, Roche is responsible for manufacturing Tamiflu. These third-party manufacturers may develop problems over which we have no control and these problems may adversely affect our business. For example, in January 2002, Roche announced that due to production problems the liquid suspension form of Tamiflu approved for treatment of children as young as one year old was not available. In Japan, where the 2002-2003 flu season was particularly severe, Roche’s sublicensee, Chugai Corporation, was unable to meet heightened demand satisfactorily. In January 2003, Chugai issued a press release attributing this failure, in part, to manufacturing problems. These problems in Japan reduced the net sales of Tamiflu and our royalty from Roche in 2002 and 2003.

We manufacture AmBisome at our facilities in San Dimas, California. These are our only formulation and manufacturing facilities in the United States. We own a manufacturing facility in Ireland that conducts quality control testing, labeling and packaging. In addition, we use third parties as alternate contract suppliers to fill and freeze dry certain batches of product. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and would be unable to manufacture AmBisome to meet market needs.

We may not be able to obtain materials necessary to manufacture our products, which could limit our ability to generate revenues.

Many of the materials that we utilize in our operations are made at only one facility. For example, we depend on single suppliers for high quality amphotericin B, distearoylphosphatidylcholine and high quality cholesterol, each of which is used in the manufacture of one or more of our liposomal products. Because the suppliers of key components and materials must be named in the new drug application filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship Viread, AmBisome, Hepsera, Emtriva, Truvada or Vistide, or to supply any of our products in development for clinical trials.

We depend on relationships with other companies for sales and marketing performance and revenues. Failure to maintain these relationships would negatively impact our business.

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance. These include collaborations with Fujisawa and Sumitomo for AmBisome, GSK for Hepsera, Roche for Tamiflu, Pfizer for Vistide, Japan Tobacco for Viread, Emtriva and Truvada and our recently announced joint venture with Bristol-Myers Squibb to develop and commercialize a fixed-dose combination of Truvada and Sustiva. In certain countries, we rely on international distributors for sales of AmBisome, Viread and Emtriva and in some European countries, we intend to rely only on international distributors for sales of Hepsera. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including:

•       we are not able to control whether our corporate partners devote sufficient resources to our programs or products;

•       disputes may arise in the future with respect to the ownership of rights to technology developed with corporate partners;

•       disagreements with corporate partners could lead to delays, in or termination of, the research, development or commercialization of product candidates, or result in litigation or arbitration;

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

Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories in Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and Korea. The success of Hepsera in these territories will depend almost entirely on the efforts of GSK. In this regard, GSK promotes Epivir—HBV, a product that competes with Hepsera. Consequently, GSK’s marketing strategy for Hepsera may be influenced by its promotion of Epivir—HBV. We receive royalties from GSK equal to a percentage of GSK’s net sales of Hepsera as well as net sales of GSK’s Epivir—HBV. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera in its territories, our potential revenues from sales of Hepsera may be substantially reduced.

Expenses associated with clinical trials and sales fluctuations as a result of inventory levels held by wholesalers may cause our earnings to fluctuate, which could adversely affect our stock price.

The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are extremely expensive. It is difficult to accurately predict or control the amount or timing of these expenses. Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. In addition, approximately 81% of our product sales in the United States are to three distributors, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. Inventory levels held by these and other wholesalers may fluctuate significantly which could cause our sales to them and as a result, our operating results, to fluctuate unexpectedly from quarter to quarter. For example, based on our review of NDC Health Corp. prescription trends, IMS Health Inc. inventory data and actual Viread sales, we believe that in the quarter ended June 30, 2003, wholesalers built up inventory levels by an estimated 1.2 months. We believe this inventory build-up was followed by an equivalent or possibly greater inventory reduction during the quarter ended September 30, 2003. We do not know if the inventory management agreements we entered into this year with our three major U.S. wholesalers will continue to be effective in matching inventory levels to end user demand, as we rely on the wholesalers to estimate end user demand.

Approximately half of our product sales occur outside the United States, and currency fluctuations may cause our earnings to fluctuate, which could adversely affect our stock price.

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

We are particularly subject to credit risk from our European customers. Our European product sales to government owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government owned or supported customers in these countries totaled $231.9 million as of December 31, 2004. If significant changes were to occur in the reimbursement practices of European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

Our plan to supply Viread and Truvada at our cost to certain developing countries may expose us to liability that would have a material adverse affect on our results of operations and financial condition.

We have launched a distribution program pursuant to which we will supply Viread and Truvada at our cost to all countries in Africa and to the fifteen other countries designated “Least Developed” by the United Nations. The supply and distribution of drugs in a resource-poor environment is a complicated undertaking. As this program develops, we could face unforeseen challenges and risks, which could give rise to unforeseen liabilities. For example, patients in less developed countries using Viread and Truvada may not be as closely supervised by a doctor as they would be in more developed nations. Accordingly, there may be an increased likelihood of Viread- or Truvada-related complications going undetected or untreated, which could result in significant liability to Gilead.

Our product revenues could be reduced by imports from countries where our products are available at lower prices.

Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those countries from lower price markets. There have been cases in which pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Viread and Truvada, which we have agreed to provide at our cost to all countries in Africa and to the fifteen other countries designated “Least Developed Countries” by the United Nations, our revenues would be adversely affected.

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

In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our sales. Certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations.

Our existing products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may reduce profitability.

Successful commercialization of our products depends, in part, on the availability of governmental and third party payor reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. For example, a majority of our sales of AmBisome and Vistide, and a significant percentage of our sales of Viread and Hepsera, are subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. Our business may be adversely affected by an increase in U.S. or international pricing pressures. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement policies and pricing in general.

In Europe, the success of Hepsera, Tamiflu, Emtriva, Viread and Truvada will also depend largely on obtaining and maintaining government reimbursement because in many European countries, including the United Kingdom and France, patients will not use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by twelve months or more. We also expect that the success of our products in development, particularly in Europe, will depend on the ability to obtain reimbursement. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. In 2004, as well as in previous years, we have seen significant price decreases for our products across much of Europe. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

Our results of operations could be adversely affected by future health care reforms.

In the United States in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the health care system, either nationally or at the state level. These proposals have included prescription drug benefit proposals for Medicare beneficiaries recently passed by Congress. Additionally, some states have enacted health care reform legislation. Further federal and state developments are possible. The impact of proposed legislation and other reforms is unclear, but it may result in pricing and reimbursement restrictions, which could adversely impact our revenues.

We may not be able to obtain effective patents to protect our technologies from use by competitors and patents of other companies could require us to stop using or pay for the use of required technology.

Our success will depend to a significant degree on our ability to:

•       obtain patents and licenses to patent rights;

•       preserve trade secrets; and

•       operate without infringing on the proprietary rights of others.

We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology. There is a risk, however, that issued patents will not be enforceable or provide adequate protection or that pending patent applications will not result in issued patents. Patent applications are confidential for at least some period of time, sometimes in the United States until a patent issues. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

We do not have patent filings in China or certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. Asia is a major market for therapies for HBV, the indication for which Hepsera has been developed. We may obtain patents for certain products many years before marketing approval is obtained for those products.

Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions. In addition, patents may not provide adequate protection in certain countries in Africa and Asia, including China.

Our competitors may file patent applications covering our technology. If so, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful.

As part of the approval process of some of our products, the FDA has determined that the products would be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be granted. Generic manufactures often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. As we near the end of exclusivity periods granted to our products, our patents may be subject to challenges for which we may need to spend significant resources to defend and we may not be able to defend our patents successfully.

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

The testing, manufacturing, marketing and use of our commercial products, as well as products in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. Although we maintain product liability insurance, a successful product liability claim against us may not be covered by our insurance or could require us to pay amounts beyond that provided by our insurance, either of which could impair our financial condition and our ability to clinically test and to market our products.

Expensive litigation may reduce our earnings.

We are named as a defendant in a number of lawsuits regarding use of average wholesale price and reimbursement rates under Medicaid. We have also been named in lawsuits alleging violations of the federal securities laws. Adverse results from these lawsuits could result in material damages which could significantly reduce our earnings or cash flows.

Changes in our effective income tax rate could reduce our earnings.

Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development spending, changes in accounting rules, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our results of operations.

Recently adopted changes in accounting for stock options may affect our earnings.

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is required to be implemented by the third quarter of 2005, provides new guidance on the accounting for stock options. Under the new accounting guidance, we will be required to record additional compensation expense related to stock options and other equity incentives. Although we are currently evaluating various option valuation methodologies including the Black-Scholes method, binomial method or other methods allowed under FAS 123R, the impact on our earnings resulting from this new standard will be significant and may have a negative impact on our results of operations.

ITEM 2.   PROPERTIES

Our corporate headquarters, including our principal executive offices and some of our research facilities, are located in Foster City, California. At this location, we own approximately 496,000 square feet of space in 16 proximately located buildings. We currently occupy 10 of the 16 buildings and also have a tenant occupying some of the remaining buildings. In addition, we lease two office buildings with approximately 141,000 square feet of space to house commercial and clinical development activities. The leases for the two buildings expire in June 2009 and 2010, respectively, after which Gilead has the option to renew for two five-year terms. In addition, from June 2004 to May 2007, Gilead has the option to purchase the two buildings at specified amounts.

We also occupy facilities in San Dimas, California. At this location, we lease approximately 102,500 square feet of space, which houses research and development activities, manufacturing and certain administrative functions. These leases expire in November 2013, with no renewal options at present. In addition, we lease an adjacent warehouse facility with about 53,000 square feet of space that we use for product distribution and administrative functions. This lease expires in November 2013, with no renewal options.

In Durham, North Carolina, we lease approximately 101,000 square feet of administrative office and laboratory space, of which we sublease approximately 21,000 square feet to third parties. This lease expires in October 2009, after which Gilead has the option to renew the lease for two seven-year terms.

In addition, we lease approximately 141,000 square feet of space (in the aggregate) for our sales and marketing, regulatory, finance, information technology and human resource operations in Europe and Australia, including a prepaid, 999-year lease for our 13,000 square foot manufacturing and distribution facility in Ireland. The other leases have various expiration dates.

We believe that our facilities are adequate and suitable for at least our current and near-term future needs.

ITEM 3.   LEGAL PROCEEDINGS

The complaints in each of the following cases allege that a large number of defendants, including Gilead, overcharged the governmental entity named as the plaintiff for pharmaceutical products furnished to participants in the Medicaid program. In general, the complaints assert claims under federal and state law, except for the Alabama state action, which includes only state law claims, and seek treble damage and attorneys’ fees. The litigations are all at a preliminary stage and it is not possible to predict the outcome. Indeed, to date Gilead has not been served with process in any of these cases except County of Westchester v. Abbott Laboratories, et al. We intend to defend these cases vigorously. As the outcome of these cases cannot be predicted at this time, no amounts have been accrued.

(1)          County of Westchester v. Abbott Laboratories, et al., now pending as part of multi-district litigation in the United States District Court for the District of Massachusetts. This lawsuit was filed against Gilead and approximately 40 other defendants on August 14, 2003. It was amended to include approximately 80 defendants on January 26, 2005.

(2)          City of New York v. Abbott Laboratories et al., pending as part of multi-district litigation in the United States District Court for the District of Massachusetts. This lawsuit was filed against Gilead and approximately 43 other defendants on August 4, 2004. It was amended to approximately 73 defendants on January 26, 2005.

(3)          County of Rockland v. Abbott Laboratories, et al., pending as part of multi-district litigation in the United States District Court for the District of Massachusetts. This lawsuit did not originally name

Gilead as a defendant, but was amended to include claims against Gilead as well as approximately 77 other defendants on January 26, 2005.

(4)          State of Alabama v. Abbott Laboratories et al., pending in the Circuit Court of Montgomery County, Alabama. This lawsuit was filed against Gilead and approximately 77 other defendants on January 26, 2005.

A purported class action complaint was filed on November 10, 2003 in the United States District Court for the Northern District of California against Gilead and certain of our executive officers. The complaint alleges that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain allegedly false and misleading statements and omissions. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of Gilead’s securities during the period from July 14, 2003 through October 28, 2003. Other similar actions were subsequently filed and the court issued an order consolidating the lawsuits into a single action on December 22, 2003. On February 9, 2004, the court issued an order appointing lead plaintiffs in the consolidated action. On April 30, 2004, lead plaintiffs, on behalf of the purported class, filed their consolidated amended complaint. On June 21, 2004, Gilead and individual defendants filed their motion to dismiss the consolidated amended complaint. On January 25, 2005, the Court granted defendants’ motion to dismiss with leave to amend.

In December 2003, two purported shareholder derivative lawsuits were filed by individual shareholders on behalf of Gilead against its directors and certain executive officers in the Superior Court of the State of California, County of San Mateo alleging, among other things, that defendants violated the California Corporations Code and breached fiduciary duties to Gilead. Gilead is named as a nominal defendant. The plaintiffs seek unspecified damages on behalf of Gilead in connection with alleged insider trading during the period between July 14, 2003 and October 28, 2003 and defendants’ alleged breach of their fiduciary duties, abuse of control, waste and mismanagement. The two cases were consolidated into a single action on January 15, 2004. A third, similar case was filed on February 4, 2004 and later consolidated with the prior two cases. Plaintiffs have filed a consolidated complaint, which was amended two times, most recently on November 22, 2004. Gilead demurred to each consolidated complaint, and the court granted each demurrer. On December 14, 2004, plaintiffs filed a motion for leave to file a third consolidated amended complaint and on January 7, 2005, the Court granted the plaintiff’s motion, rendering that complaint the operative complaint. We intend to demur to this complaint. A trial is scheduled for June 13, 2005.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders during the quarter ended December 31, 2004.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	High	Low
2004
First Quarter	$33.25	$25.75
Second Quarter	$33.90	$27.08
Third Quarter	$37.48	$27.79
Fourth Quarter	$39.10	$32.07
2003
First Quarter	$21.60	$15.62
Second Quarter	$28.69	$20.29
Third Quarter	$35.31	$26.69
Fourth Quarter	$30.83	$25.14

On September 3, 2004, we implemented a two-for-one stock split in the form of stock dividends. All share and per share amounts for all periods presented have been restated to reflect this stock split.

As of February 28, 2005, we had 449,881,860 shares of common stock outstanding held by approximately 477 stockholders of record. We have not paid cash dividends on our common stock since our inception and we do not anticipate paying any in the foreseeable future.

ITEM 6.                SELECTED FINANCIAL DATA

GILEAD SCIENCES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002	2001	2000
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues	$1,324,621	$867,864	$466,790	$233,769	$195,555
Purchased in-process research and development(1)	—	488,599	—	—	—
Total costs and expenses	692,932	1,026,539	385,783	354,458	247,873
Income (loss) from operations	631,689	(158,675)	81,007	(120,689)	(52,318)
Gain on sale of oncology assets(1)	—	—	—	157,771	—
Provision for (benefit from) income taxes(1)	207,051	(95,530)	1,300	4,135	1,199
Income (loss) before cumulative effect of change in accounting principle	449,371	(72,003)	72,097	51,182	(43,106)
Cumulative effect of change in accounting principle(2)	—	—	—	1,089	(13,670)
Net income (loss)	449,371	(72,003)	72,097	52,271	(56,776)
Amounts per common share—basic:
Income (loss) before cumulative effect of change in accounting principle(3)	$1.04	$(0.18)	$0.18	$0.14	$(0.12)
Cumulative effect of change in accounting principle(3)	—	—	—	—	(0.04)
Net income (loss) per share—basic(3)	$1.04	$(0.18)	$0.18	$0.14	$(0.16)
Shares used in per share calculation—basic(3)	432,000	402,210	391,086	380,490	364,198
Amounts per common share—diluted:
Income (loss) before cumulative effect of change in accounting principle(3)	$0.99	$(0.18)	$0.17	$0.13	$(0.12)
Cumulative effect of change in accounting principle(3)	—	—	—	—	(0.04)
Net income (loss) per share—diluted(3)	$0.99	$(0.18)	$0.17	$0.13	$(0.16)
Shares used in per share calculation—diluted(3)	464,246	402,210	412,954	404,642	364,198

GILEAD SCIENCES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA (Continued)

	December 31,
	2004	2003	2002	2001	2000
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$1,254,038	$707,000	$942,374	$582,851	$512,878
Working capital	1,596,241	1,080,003	1,078,868	627,642	535,560
Total assets	2,155,963	1,554,722	1,288,183	794,786	678,099
Long-term obligations	234	323	273	389	2,238
Convertible debt	—	345,000	595,000	250,000	250,000
Accumulated deficit	(4,272)	(453,643)	(381,640)	(453,737)	(506,008)
Total stockholders’ equity(4)	1,870,872	1,002,974	571,341	452,437	351,124

(1)          During 2004, Gilead recorded a gain of $20.6 million related to our warrants in Eyetech which completed its initial public offering. Also in 2004, we recorded a make-whole payment of $7.4 million related to the redemption of our $345.0 million 2% convertible senior debt. During 2003, Gilead completed the acquisition of all of the net assets of Triangle for an aggregate purchase price of $525.2 million. Approximately $488.6 million of the purchase price was allocated to purchased in-process research and development. Also during 2003, we recorded an income tax benefit of $111.6 million related to the reduction of the valuation allowance on certain of our net deferred tax assets. During 2002, we sold all of our shares of OSI common stock and recognized a loss on the sale of marketable securities of $16.0 million. These shares were partial consideration for the sale of our oncology assets in 2001. During 2001, we completed the sale of our oncology assets and related technology to OSI Pharmaceuticals, Inc. and recorded a non-operating gain of $157.8 million. In 2001, we also recorded a non-operating gain of $8.8 million from the sale of our 49 percent interest in Proligo.

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

(3)          On February 22, 2001, March 8, 2002 and September 3, 2004, Gilead implemented two-for-one stock splits in the form of a stock dividend. All share and per share amounts for all periods presented have been restated to reflect these stock splits.

(4)          No cash dividends have been declared or paid on our common stock.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our operating results for 2004 marked another year of growth with total revenues reaching $1.32 billion and higher ending cash, cash equivalents and marketable securities of $1.25 billion, driven in large part by operating cash flows of $511.4 million for the year. Although several factors contributed to our improved financial performance over 2003, two important drivers were the continued growth experienced by our HIV products portfolio (which is comprised of Viread, Emtriva and Truvada), as well as the maintenance of AmBisome revenues amidst increasing competition. Given increased international sales and a favorable foreign currency environment in Europe, Viread sales increased 38% year over year and comprised 63% of 2004 total product sales. In August 2004, we launched Truvada, which is the co-formulation of Viread and Emtriva, in the United States. We began launching Truvada in the European Union following regulatory approval in February 2005. Over time, depending on the treatment regimens prescribed by physicians, we expect to see Truvada sales partially replace product sales of Viread and Emtriva. To further increase our future sales of HIV products, we entered into a joint venture collaboration agreement with BMS in December 2004 to develop and commercialize the fixed-dose combination of Gilead’s Truvada and BMS’ Sustiva in the United States. Understanding the importance of having a clear view of our wholesalers’ channel inventory, we signed inventory management agreements with our three major U.S. wholesalers in 2004. In keeping with our strategy of active product acquisition and in-licensing, we rounded out 2004 by entering into collaboration agreements in the area of HCV.

Our operating results for 2003 were impacted by the acquisition of all of the assets of Triangle in January 2003. We completed this acquisition to expand our antiviral pipeline. Triangle was a development stage company with a particular focus on potential therapies for HIV, including AIDS, and HBV. The aggregate purchase price was $525.2 million and included cash paid of $463.1 million, the fair value of stock options assumed of $41.3 million, direct transaction costs of $14.2 million and employee related costs of $6.6 million. Approximately $488.6 million of the consideration paid was allocated to purchased in-process research and development and represented the fair value of Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. As a result of this transaction and the related purchased in-process research and development charge, our operating loss for 2003 was $158.7 million. This acquisition was important to us not only for the compounds we acquired, but also for the opportunity it provided us to create Truvada, our co-formulation of Viread and Emtriva, into a single pill that can be dosed once a day. See Note 3 to the consolidated financial statements for further information on the Triangle acquisition.

On September 3, 2004, Gilead completed a two-for-one stock split, effected in the form of a stock dividend, to stockholders of record as of August 12, 2004. Accordingly, all share and per share amounts for all periods presented have been restated to reflect this stock split. In addition, certain prior year amounts have also been reclassified to conform to the current year presentation.

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

Forward-Looking Statements and Risk Factors

The following discussion contains forward-looking statements that involve risks and uncertainties. The “Risk Factors” discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, clinical trial accruals and our tax provision. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. We record estimated reductions to revenue for expected returns of expired products, distributor fees, government rebate programs, such as Medicaid reimbursements and customer incentives, such as cash discounts for prompt payment. Estimates for distributor fees are based on contractually determined fixed percentages of sales. Estimates for government rebate programs and cash discounts are based on contractual terms, historical utilization rates and expectations regarding future utilization rates for these programs. Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns. This includes monitoring the feedback that we receive from our sales force regarding customer use and satisfaction, reviewing inventory data available to us through our U.S. wholesaler inventory management agreements to assist us in monitoring channel inventory levels, the purchase of third-party data to monitor prescriptions as well as, for new products, a review of our other long shelf life products we have sold through the same or similar channels. Further, we monitor the activities and clinical trials of our key competitors and assess the potential impact on our future sales and return expectations where necessary. Expected returns for our marketed drugs are generally low because the shelf life for these products ranges from 24 months for Truvada and up to 36 months for AmBisome and Viread in the United States. If conditions become more competitive for any of the markets served by our drugs or if other circumstances change, we may take actions to increase our product return estimates or we may offer additional customer incentives. This would result in an incremental reduction of future revenue at the time the return estimate is changed or new incentives are offered.

Contract revenue for research and development is recorded as performance occurs and the earnings process is completed based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and where there is no continuing involvement by Gilead, are recognized on the earlier of when the payments are received or when collection is reasonably assured.

Revenue from non-refundable up-front license fees and milestone payments where we continue to have involvement such as through a development collaboration or an obligation to supply product is recognized as performance occurs and our obligations are completed. In accordance with the specific terms of Gilead’s obligations under these types of arrangements, revenue is recognized as the manufacturing obligation is fulfilled or ratably over the development period. Revenue associated with substantive at-risk milestones is recognized based upon the achievement of the milestones as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue.

Allowance for Doubtful Accounts

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Our allowance for doubtful accounts balance as a percentage of total accounts receivable did not materially change from December 31, 2003 to December 31, 2004. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors, especially with respect to the government funding and reimbursement practices in the European market could materially change these expectations and result in an increase to our allowance for doubtful accounts.

Inventories

We write down our inventory based on historical review of the quantity of bad batches experienced during the manufacturing process and expectations of production and inventory levels. We also perform quality control reviews of our individual raw material batches. We generally do not record inventory write-offs based on estimated obsolescence or risk of competition primarily because the shelf life of our products is long. However, if our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those projected by management, inventory write-downs may be required which could negatively impact our product gross margins and results of operations.

Clinical Trial Accruals

We record accruals for estimated clinical and preclinical study costs. Most of our clinical and preclinical studies are performed by third party contract research organizations (CROs). These costs are a significant component of research and development expenses. During 2004, 2003 and 2002, we incurred $24.7 million, $15.0 million and $23.9 million, respectively, of CRO costs. We accrue costs for clinical studies performed by CROs on a straight-line basis over the term of the service period and adjust our estimates, if required, based upon our on-going review of the level of effort actually incurred by the CRO. Initially we estimate that the work performed under the contracts occurs ratably over the periods to the expected milestone, event or total contract completion date. The expected completion dates are estimated based upon the terms of the contracts and past experience with similar contracts. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and other measures of activities specified in the contract. As a result, we validate our accruals quarterly through written vendor confirmations and detailed reviews of the activities performed for our significant contracts. Based upon the results of these validation processes, we assess the appropriateness of our accruals and make any adjustments we deem necessary to ensure that our expenses reflect the actual effort incurred by the CROs. Generally, a significant portion of the total costs are associated with start up activities for the trial and patient enrollment. Gilead extensively outsources its clinical trial activities and usually performs only a small portion of the start-up activities in-house. As a result, CROs typically perform most of the total start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training and program management. On a budgeted basis, these costs are typically 20% to 30% of the total contract value. On an actual basis, this percentage range is significantly wider as many of our contracts are either expanded or reduced in scope compared to the original budget while the start-up costs for the particular trial do not change significantly. Start-up costs usually occur within a few months after the contract has been established and are milestone or event driven in nature. The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. Most contracts are negotiated as fixed unit prices and can vary in length between six months for a single dose Phase 1 study and up to two years or more for a more complex Phase 3 study. The average length of contract in 2004, 2003 and 2002 has been at the upper end of this range in order to provide long term safety and efficacy data to support the commercial launches of Viread, Truvada, Hepsera and Emtriva. Through December 31, 2004, differences between actual and estimated activity levels for any particular study were not significant enough to require a material adjustment. All of our material CRO contracts are terminable by us upon written notice and Gilead is generally only liable for actual effort expended by the CRO at any point in time during the contract, regardless of payment status. Amounts paid in advance of services being performed will be refunded if a contract is terminated. However, if management does not receive complete and accurate information from our vendors or has underestimated activity levels associated with a study at a given point in time, we would have to record additional and potentially significant research and development expenses in future periods.

Tax Provision

We develop our income tax provision including deferred tax assets and liabilities, based on significant management judgment. We evaluate the realizibility of our deferred tax assets on a quarterly basis. We record a valuation allowance to reduce our deferred tax assets to the amounts that are likely to be realized. We consider future taxable income, ongoing tax planning strategies and our historical financial performance in assessing the need for a valuation allowance. If we expect to realize deferred tax assets for which we have previously recorded a valuation allowance, we would reduce the valuation allowance in the period in which such determination is first made. Such an adjustment was made in the fourth quarter of 2003 and 2004 when we determined that it was more likely than not that certain of our deferred tax assets would be realized, and therefore, we released the related valuation allowance. This resulted in an income tax benefit for 2003 and 2004 of approximately $111.6 million and $14.2 million, respectively. Similarly, if we determine that we would not be able to realize all or part of our deferred tax assets for which we have no valuation allowance, we would increase the valuation allowance in the period in which such determination is first made. Our future effective income tax rate may be affected by such factors as changes in tax laws or rates, changes in the interpretation of these laws, the impact of accounting for employee stock options beginning in the second half of 2005, and overall changes in future levels of earnings and research and development and capital spending.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Gilead’s Board of Directors and the Audit Committee has reviewed the disclosure presented above relating to them.

Results of Operations

Total Revenues

We had total revenue of $1.32 billion in 2004, $867.9 million in 2003 and $466.8 million in 2002. Included in total revenue are product sales, royalty revenue and contract revenue includes revenue earned from research and development (R&D) and manufacturing collaborations.

Product Sales

Product sales consisted of the following (in thousands):

	2004	Change	2003	Change	2002
Viread	$782,915	38%	$566,478	151%	$225,815
Emtriva	57,600	475%	10,021	—	—
Truvada	67,865	—	—	—	—
Total HIV products	908,380	58%	576,499	155%	225,815
AmBisome	211,688	7%	198,350	7%	185,669
Other	122,156	99%	61,492	396%	12,395
Total product sales	$1,242,224	49%	$836,341	97%	$423,879

Product sales increased 49% in 2004 compared to 2003 and 97% in 2003 compared to 2002, due primarily to the increase in the volume of sales within our HIV products. A significant percentage of our product sales continue to be denominated in foreign currencies. We use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. This reduces, but does not eliminate, fluctuations in sales due to changes in foreign currency exchange rates. Losses on these revenue hedges reduced increases in product sales by $2.5 million in 2004, $2.8 million in 2003 and $1.0 million in 2002, due to fluctuations in exchange rates. However, product sales (mainly Viread and AmBisome) benefitted overall, primarily from the increases in the exchange rates for the Euro and the British Pound in comparison with the U.S. dollar: $43.7 million when comparing 2004 to 2003 and $43.6 million when comparing 2003 to 2002.

Prior to 2004, we experienced significant fluctuations in U.S. distribution channel inventory levels due to speculative purchasing by the major wholesalers. As a result, we experienced increased quarter over quarter sales volatility from these purchasing patterns. In order to help alleviate these fluctuations, in July 2004, we entered into inventory management agreements (IMAs) with AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, three major pharmaceutical wholesalers that distribute more than 90 percent of the portfolio of products that we sell in the United States. These agreements were implemented to limit speculative buying and to help ensure that wholesaler purchasing is more consistent with customer demand and more predictable. Under these agreements, we agreed to pay the wholesalers a fee in exchange for product distribution and inventory management services, market research information, return goods processing assistance and counterfeit product detection services. Such fees are recorded as a reduction to product sales in the consolidated statements of operations. Additionally, under the terms of the agreements, each wholesaler has agreed not to exceed specified maximum levels of inventory on hand. As of the end of December 2004, we believe that these three major wholesalers have inventories on-hand for all Gilead products of less than one month’s supply, which is in compliance with the contractually specified levels.

Viread, Emtriva and Truvada were approved for sale in the United States in October 2001, July 2003 and August 2004, respectively. Viread and Emtriva were approved for sale in the European Union in February 2002 and October 2003, respectively. Sales of Viread were 63%, 68% and 53% of total product sales in 2004, 2003 and 2002, respectively. Of the Viread sales in 2004, $437.5 million were U.S. sales, an increase of 23% versus 2003, and $345.4 million were international sales, an increase of 64% versus 2003. Of the Viread sales in 2003, $355.9 million were U.S. sales, an increase of 113% versus 2002, and $210.6 million were international sales, an increase of 258% versus 2002. Since Emtriva’s introduction in July 2003, sales increased significantly from $10.0 million in 2003 to $57.6 million in 2004. Also, since August 2004 when Truvada was approved for sale in the United States, product sales have totaled $67.9 million through December 31, 2004. Total HIV product sales in 2004 were $27.4 million higher compared to 2003 due to the favorable European currency environment, the majority of which relates to

Viread sales. We believe that as our product sales mix changes with patients who are currently taking Viread and/or Emtriva switching to Truvada, looking at our HIV products’ sales collectively is a more relevant basis for period-over-period comparison. Sales of HIV products as a percentage of total product sales were 73%, 69% and 53% for 2004, 2003 and 2002, respectively. In 2005, we expect sales from our HIV products to be $1.2 billion to $1.25 billion for the full year.

Sales of AmBisome were 17%, 24% and 44% of total product sales in 2004, 2003 and 2002, respectively. As our HIV and HBV product sales continue to increase, AmBisome sales are decreasing as a percentage of total product sales. Of the AmBisome sales in 2004, $11.4 million were U.S. sales, a decrease of 17% versus 2003, and $200.3 million were international sales, an increase of 9% versus 2003. Of the AmBisome sales in 2003, $13.8 million were U.S. sales, a decrease of 10% versus 2002, and $184.6 million were international sales, an increase of 8% over 2002. Reported AmBisome sales for 2004 were $16.3 million higher due to the favorable currency environment compared to 2003. On a volume basis, AmBisome sales in the United States decreased 2% from 2003 while sales volume in Europe increased slightly by 1% compared to 2003. When analyzing the decrease in U.S. sales, it is important to note that while U.S. product sales decreased 17% when comparing 2004 to 2003, volume decreased only 2%. Our discussion of U.S. AmBisome sales relates solely to our sales of AmBisome to Fujisawa which is recorded at our manufacturing cost. In 2004, due to greater manufacturing efficiencies, our per unit manufacturing cost for AmBisome decreased, thereby decreasing revenues reported for our sales to Fujisawa. Royalties that we earn on sales of AmBisome by Fujisawa are discussed below. With continuing competition, we expect AmBisome sales for 2005 to be in the range of $195 million to $205 million.

Royalty Revenue

We recorded royalty revenues of $63.4 million in 2004, compared with $25.2 million in 2003 and $20.4 million in 2002. During this three-year period, our most significant source of royalty revenue resulted from sales of Tamiflu by Roche and sales of AmBisome in the United States by Fujisawa under a co-promotion arrangement with us. Royalty revenues earned on sales of Tamiflu were $44.6 million, $12.0 million and $3.4 million in 2004, 2003 and 2002, respectively. Royalty revenues earned on sales of AmBisome by Fujisawa were $13.0 million, $12.5 million and $15.7 million in 2004, 2003 and 2002, respectively. As it is difficult to estimate third party product sales, we record royalty revenue from Roche one quarter in arrears. Due to a severe influenza epidemic in the United States in late 2003 through early 2004, our royalty revenues increased substantially during the first and second quarters of 2004. Increased awareness and discussion about the supply of influenza treatments in 2004 has further increased Roche’s sales of Tamiflu and consequently, our royalties for the third and fourth quarters of 2004.

Contract Revenue

Total contract revenue was $19.0 million in 2004, compared with $6.3 million in 2003 and $22.5 million in 2002. In 2004, contract revenue consisted primarily of $10.0 million in research and milestone revenue earned from Eyetech Pharmaceuticals which included $7.6 million net milestone payments earned upon the filing of new drug applications by Eyetech in Europe and the United States for Macugen (pegaptanib sodium injection). In 2003, the primary source of contract revenue consisted of $2.2 million in license fees earned in conjunction with our licensing agreement with Eyetech for Macugen. In 2002, contract revenue primarily consisted of $8.1 million due to our licensing of the SELEX process patent estate to Archemix, which, due to collectibility concerns, we recognized on a cash basis, and $8.0 million in milestone payments from Roche for the European prophylaxis and treatment approvals of Tamiflu.

In December 2001, we completed the sale of our oncology assets to OSI. Under the terms our agreement, we are entitled to additional payments from OSI of up to $30.0 million in either cash or a combination of cash and OSI stock if and when OSI reaches certain development milestones for NX 211, the most advanced of the oncology product candidates sold to OSI. Under a related manufacturing agreement, we produce NX 211 and GS 7904L, the two liposomal products included in the sales at our manufacturing facility in San Dimas, California. In 2004, 2003 and 2002, we recognized $1.4 million, $1.1 million and $3.3 million, respectively, of contract revenue under this manufacturing agreement.

Cost of Goods Sold and Product Gross Margins

The following table indicates cost of goods sold and product gross margins (in thousands):

	2004	Change	2003	Change	2002
Total product sales	$1,242,224	49%	$836,341	97%	$423,879
Cost of goods sold	$166,587	48%	$112,691	62%	$69,724
Gross margin percentage	86.6%		86.5%		83.6%

Our gross margin was relatively flat from 2003 to 2004 as the positive impact of improvements in certain manufacturing processes and a favorable foreign currency environment was offset by changes in product sales mix. Comparing 2003 to 2002, gross margin improved primarily due to a change in product mix as Viread, a higher margin product, contributed more significantly to net product sales in 2003.

Changes in foreign currency exchange rates impact gross margins since we price our products in the currency of the country into which the products are sold while a significant majority of our manufacturing costs are in U.S. dollars. For example, an increase in the value of these foreign currencies relative to the U.S. dollar will positively impact gross margins since our manufacturing costs will remain approximately the same while our revenues after being translated into U.S. dollars, will increase. Although the weakening U.S. dollar has positively impacted gross revenues and gross margins in 2004, 2003 and 2002, the full effect of the foreign currency exchange rates has been moderated by our hedging program on forecasted international sales. Except for the potential impact of unpredictable and uncontrollable changes in exchange rates relative to the U.S. dollar and the mix of product sales between our various HIV products, Hepsera and AmBisome, we expect gross margins in 2005 to be consistent with those of 2004, within the range of 85-86%.

Research and Development Expenses

The following table summarizes our research and development expenses into these major components (in thousands):

	2004	Change	2003	Change	2002
Research	$43,872	17%	$37,494	35%	$27,847
Clinical development	146,983	37%	107,438	20%	89,379
Pharmaceutical development	32,697	(11)%	36,832	49%	24,641
Total	$223,552	23%	$181,764	28%	$141,867

The three major categories of research and development (R&D) expenses consist of personnel costs, including salaries and benefits, clinical studies performed by contract research organizations, materials and supplies, and overhead allocations consisting of various support and facilities related costs. Research costs typically consist of preclinical and toxicology work. Clinical development costs include Phase 1, 2, 3 and 4 clinical trials as well as expanded access programs. Pharmaceutical development costs consist of product formulation and chemical analysis. Prior to 2004, clinical development consisted only of clinical trial expenses for Phases 1 through 3 and Phase 4 in the United States. Phase 4 European clinical trials were included in sales, general and administrative (SG&A). During 2004, in order to better reflect the nature of the European Phase 4 clinical trials, we began recording these clinical trial expenses as research and development. In order to be consistent with the current year presentation, $16.9 million and $7.1 million of expenses were reclassified from selling, general and administrative to research and development expenses for the years ended December 31, 2003 and 2002, respectively.

The $41.8 million increase in R&D expenses in 2004 over 2003 was primarily attributable to increased salaries of $10.2 million due largely to higher headcount, increased contract research organization costs of $9.7 million associated with increased clinical activities, as well as $13.0 million research and license fees paid by us in relation to hepatitis C collaboration agreements effective in the fourth quarter of 2004. The new 2004 collaborations were entered into with Achillion and Genelabs and required us to pay aggregate license fees of $13.0 million which were expensed as R&D as the underlying technology had no alternative future use. The increase in 2004 R&D activity was partially offset by a decrease in spending due to the discontinuation of our two programs, GS 9005 and GS 7340, that focused on the development of certain HIV investigational products. It is also important to note that our 2003 R&D expenses included a reimbursement to Gilead of $13.2 million from the settlement of a contractual dispute with a vendor.

The $39.9 million increase in R&D spending in 2003 versus 2002 was primarily attributable to increased salaries of $14.4 million due largely to higher headcount, increased clinical supplies costs of $7.0 million and increased clinical trials costs associated with the development of Emtriva and Truvada, the co-formulation of Viread and Emtriva. Also as mentioned above, in 2003, we settled a contractual dispute with a vendor that resulted in reimbursement to us of $13.2 million that was recorded to research and development expense.

In 2005, we expect R&D expenses to be approximately $240 million to $260 million. This estimated increase in expenses over 2004 levels reflects increased spending on our internal research and development efforts as well as costs associated with post-marketing studies to support our products, but excludes any expenses we may incur associated with potential collaborations or strategic acquisitions, including license and milestone fees or cost sharing arrangements, and the impact of accounting for employee stock based compensation beginning in the second half of 2005.

Industry reports indicate that a biopharmaceutical company generally takes 10 to 15 years (an average of 12 years) to research, develop and bring to market a new prescription medicine in the United States. These averages are generally consistent with the projects that we undertake internally, although our recent product development timelines have been on a slightly more accelerated basis. Drug development in the United States is a process that includes several steps defined by the FDA. The process begins with the filing of an IND, which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase 1, 2 and 3, and generally accounts for an average of seven years of a drug’s total development time. The most significant costs associated with clinical development are the Phase 3 trials as they tend to be the longest and largest studies conducted during the drug development process. We currently have products in development that are in Phase 3 studies. The successful development of our products is highly uncertain. Completion dates and R&D expenses can vary significantly for each product and are difficult to predict. Even after successful development and FDA approval of a product, we undertake additional studies to try to expand the product’s label and market potential. For a more complete discussion of the risks and uncertainties associated with completing the development of products, see the “Risk Factors That Affect Gilead” section of Item I above.

Selling, General and Administrative Expenses

The following table highlights the year to year changes in selling, general and administrative expenses (in thousands):

	2004	Change	2003	Change	2002
Selling, general and administrative	$302,793	30%	$233,266	34%	$174,192

SG&A expenses for the year ended December 31, 2004 were $302.8 million compared to $233.3 million for the year ended December 31, 2003, which includes the reclassification of phase IV clinical trial expenses incurred in 2003 to R&D of $16.9 million. The significant increase in expenses in 2004 compared to 2003 is primarily due to increased salaries of $14.2 million due largely to higher headcount, increased consulting fees of $5.9 million related to Sarbanes-Oxley compliance and business strategy consulting, as well as increased costs of $12.6 million relating to speaker’s programs, grants and journal advertising. The remainder of the increase in SG&A expenses in 2004 compared to 2003 is due to our increased global marketing efforts and increased infrastructure required to support the growth of our business. During 2004, as part of our infrastructure investments, we implemented a reorganization of our sales and marketing functions into a newly created commercial division. In conjunction with this reorganization, we created and filled the new position of executive vice-president, commercial operations who will have responsibility over global commercial operations and strategy for our product portfolio.

The increase in expenses in 2003 compared to 2002, which includes the reclassification of phase IV clinical trial expenses to R&D of $7.1 million, is primarily due to increased salaries of $13.4 million due largely to higher headcount, an increase in hedging costs of $10.6 million, increased costs of $9.0 million relating to marketing meetings and grants, as well as increased general and directors and officers insurance of $6.4 million. The remainder of the increase in SG&A expenses is due to our global sales and marketing efforts including the expansion of our U.S. and European sales forces and increased infrastructure required to support the growth of our business.

In 2005, we expect SG&A expenses to be approximately $350 million to $370 million primarily due to the anticipated launch costs for Truvada in the European Union, as well as ongoing investment in our global commercial organization through hiring and promotional programs, but excludes any expenses we may incur associated with potential collaborations or strategic acquisitions and the impact of applying the new standard on the accounting for employee stock based compensation beginning in the second half of 2005.

Purchased In-process Research and Development

In connection with the acquisition of the net assets of Triangle completed in January 2003, we recorded purchased in-process research and development expenses of $488.6 million in the first quarter of 2003. The charge was due to Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

The value of the purchased in-process research and development was determined by estimating the related future net cash flows between 2003 and 2020 using a present value risk adjusted discount rate of 15.75%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. A summary of these programs at the acquisition date, and updated for subsequent developments through February 2005, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Emtricitabine for HIV	A nucleoside analogue that has been shown to be an inhibitor of HIV replication in patients.	Four phase 3 studies were completed prior to the acquisition date. U.S. marketing approval was received from the FDA in July 2003 for Emtriva and European Union approval received from the European Commission in October 2003.	$178.8
Emtricitabine/Tenofovir DF Fixed Dose Combination for HIV Therapy	A fixed-dose co-formulation of tenofovir and emtricitabine.	As of the acquisition date, work had not commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing. In March 2004, applications for marketing approval were submitted in the United States and European Union and in August 2004 marketing approval in the United States was received from the FDA for Truvada, the fixed-dose co-formulation of tenofovir and emtricitabine. Marketing approval in the European Union was received in February 2005.	$106.4
Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in patients with HIV infection.	This program was in Phase 2 trials at acquisition date. In 2004, we terminated the licensing agreement with Emory University and the University of Georgia Research Foundation, Inc. and development was discontinued.	$114.8
Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in patients chronically infected with HBV.	This program was in Phase 1/2 trials at acquisition date. In August 2003, the licensing agreement with Bukwang Pharm. Ind. Co., Ltd was terminated and development was discontinued.	$58.8
Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	One phase 3 trial has been completed as of December 31, 2004.	$29.8

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

In 2004, subsequent to our decision to discontinue the DaunoXome product line, we received unanticipated requests in Europe asking Gilead to reconsider selling DaunoXome. As a result of these requests, management decided to continue selling this product in certain countries and we are still evaluating our supply and sales strategy with respect to DaunoXome. In accordance with U.S. generally accepted accounting principles, the new cost basis for the impaired assets was not adjusted for these new facts and circumstances.

Gain (Loss) on Marketable Securities

Pursuant to our agreement with Eyetech entered into in March 2000, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share. In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the fair value of the warrant resulting in a gain of $20.6 million. At that time, the fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%. At the end of the first quarter of 2004, we exercised the warrant on a net basis using shares of Eyetech common stock as consideration for the exercise price and subsequently held 646,841 shares of Eyetech common stock. In the second quarter of 2004, we sold all of the Eyetech shares we owned and realized a gain of approximately $2.3 million, which is included in interest and other income, net, for the year ended December 31, 2004.

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

Make-Whole Payment on Debt Redemption

In October 2004, Gilead called for the redemption of all its outstanding 2% convertible senior notes due December 15, 2007 on November 20, 2004. The convertible senior notes were called under a provisional redemption based upon the market price of Gilead common stock exceeding certain thresholds. The aggregate principal amount outstanding of the notes was $345.0 million. The convertible senior notes were redeemable at a redemption price equal to 100% of the principal amount of the notes, plus a cash payment equal to accrued and unpaid interest to the redemption date and a cash make-whole payment equal to $60 per $1,000 principal value of the notes less interest actually paid or accrued and unpaid from the date of issuance of the notes to the redemption date. Interest on the convertible senior notes ceased to accrue on the redemption date, and the only remaining right of the holders thereafter was to receive the redemption payment, including accrued and unpaid interest to the redemption date and the make-whole payment. Alternatively, note holders could elect to convert their notes into shares of Gilead common stock at a price of $23.50 per share, or 42.55 shares of Gilead common stock per $1,000 principal amount of the notes. Holders of substantially all of the outstanding notes converted their notes into shares of Gilead’s common stock prior to the November 20, 2004 redemption date. As a result of these conversions, 14,676,952 shares of common stock were issued to these note holders. In connection with the redemption, Gilead paid aggregate make-whole payments of $7.4 million to note holders.

Interest and Other Income, net

We recorded interest and other income of $18.9 million in 2004, compared with $13.0 million in 2003 and $22.3 million in 2002. The increase in 2004 compared to 2003 is primarily attributable to the higher cash balances and yields over the past year. The decrease in 2003 compared to 2002 is attributable to the significant decline in interest rates and a lower average cash balance due to the acquisition of the net assets of Triangle and the purchase of our Foster City campus, partially offset by positive cash flow from operations. Interest income in 2005 will depend principally upon prevailing interest rates and the level of our cash, cash equivalent and marketable securities balances.

Interest Expense

We incurred interest expense of $7.3 million in 2004, compared with $21.9 million in 2003 and $13.9 million in 2002. The decrease in 2004 over 2003 is primarily due to the conversion of our $250.0 million 5% convertible subordinated debt into shares of our common stock in December 2003. The only outstanding debt during most of 2004 consisted of our $345.0 million 2% convertible senior debt issued in December 2002. In November 2004, we converted our 2% convertible senior notes. The significant increase in 2003 over 2002 is due to the full year of interest on our $345.0 million 2% convertible senior notes which were issued in December 2002. Interest expense for 2003 and 2002 consisted primarily of interest on the $250.0 million 5.0% convertible subordinated notes, which were converted into shares of our common stock in December 2003. We expect interest expense in 2005 to decrease as compared with 2004 primarily due to the conversion of the $345.0 million 2% convertible senior notes in November 2004.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes was $207.1 million, ($95.5) million and $1.3 million in 2004, 2003 and 2002, respectively. The 2004 effective income tax rate of 31.5% differs from the U.S. federal statutory rate of 35% generally due to state taxes being more than offset by the recognition of previously unbenefitted net operating losses, tax credit carryforwards and certain earnings being taxed in foreign tax rate jurisdictions with lower tax rates for which no U.S. taxes have been provided because such earnings are planned to be permanently reinvested outside the United States.

The tax benefit in 2003 includes the reversal of our valuation allowance against certain of our deferred tax assets. In December of 2003, we concluded that it was more likely than not that we would realize a portion of the benefit related to our deferred tax assets. Accordingly, we reduced the valuation allowance against the assets and recorded a tax benefit of $111.6 million. The recognition of these deferred tax assets had no impact on our cash flows. Partially offsetting this tax benefit was income tax expense associated with income earned by our foreign subsidiaries, foreign losses benefitted at lower tax rates and the non-tax deductibility of purchased in-process research and development. We had significant net operating loss carryforwards which were used to reduce our U.S. tax liability. Excluding the benefit relating to the reversal of our valuation allowance, and the write off of purchased in-process research and development, our effective tax rate for 2003 was 5%.

The income tax expense in 2002 was primarily associated with income earned by our foreign subsidiaries as we had significant net operating losses in the United States. The provision for 2002 was reduced by a change in the U.S. income tax law. This law allowed net operating loss carryforward deductions to offset 100% of alternative minimum taxable income, resulting in a reduction of U.S. income tax recorded in previous years of $1.3 million.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA allows for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million (maximum amount allowable to us as defined in the AJCA). Currently, the related potential range of impact on income taxes cannot be reasonably estimated.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $1.25 billion at December 31, 2004, up from $707.0 million at December 31, 2003. In 2004, the increase of $547.0 million was primarily due to net cash provided by operations of $511.4 million and proceeds from issuances of stock under employee stock plans of $78.8 million, partially offset by capital expenditures of $51.4 million. In 2003, the cash decrease of $235.4 million from 2002 was primarily due to the acquisition of Triangle, for which the net cash impact was $375.5 million, the purchase of our Foster City campus for $123.0 million and capital expenditures of $38.6 million, partially offset by proceeds from issuance of stock under employee stock plans of $83.8 million.

Working capital at December 31, 2004 was $1.60 billion compared to $1.08 billion at December 31, 2003. Significant changes in working capital during 2004 included a $144.5 million decrease in current deferred tax assets more than offset by a $118.8 million increase in accounts receivable and a $37.9 million increase in inventory. The $144.5 million decrease in current deferred tax assets was primarily due to the utilization of net operating losses and tax credit carryforwards to offset taxable income. The accounts receivable increase of $118.8 million was primarily due to increased sales of Viread in the United States and Europe and sales from our new product, Truvada, launched in the United States in the latter half of 2004. The $37.9 million increase in inventory was primarily due to an increase in the purchase of raw materials and the production of Viread and Truvada inventory to meet increasing sales demand.

Current liabilities in 2004 increased by $67.6 million from 2003 primarily due to the following: a $15.0 million increase in Medicaid rebate obligations associated with higher sales of Viread; a $14.4 million increase in deferred revenue primarily due to royalties received from Roche; a $12.9 million increase in the liability associated with the fair value of our forward currency contracts as the U.S. dollar continued to weaken against European currencies; an $11.9 million increase in accounts payable primarily due to increases in our raw material purchases in support of Viread and Truvada sales growth; a $9.7 million increase for increased compensation costs and employee benefits with added headcount; and an increase of $4.1 million for distributors fees owed but not yet paid under the inventory management agreements entered into in July 2004. The increase in current liabilities was partially offset by a $4.3 million decrease in accrued clinical and preclinical expenses as a result of decreasing activity associated with the clinical trial programs for Viread and Hepsera towards the end of 2004.

In 2004, we made capital expenditures of $51.4 million compared to $38.6 million in 2003 and $17.6 million in 2002. These expenditures were primarily for domestic and international facilities improvements, including approximately $26.0 million associated with the completion of our pilot plant in Foster City which will be used to develop our drug processes and prepare materials to supply clinical trials, as well as additional spending for laboratory and manufacturing equipment to accommodate our growth. Capital expenditures related to research and development were between 55% and 65% of the $51.4 million spent in 2004, 50% and 60% of the $38.6 million spent in 2003 and 20% to 25% of the $17.6 million spent in 2002. We expect our capital spending for 2005 to be $55 million to $65 million due to increased infrastructure needs and higher R&D spending.

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

We may in the future require additional funding, which could be in the form of proceeds from equity or debt financings, such as from our universal shelf registration statement filed in December 2003 for the potential issuance of up to $500.0 million of our securities, or additional collaborative agreements with corporate entities. If such funding is required, we cannot assure that it will be available on favorable terms, if at all.

Subsidiaries and Other

We have established a variety of subsidiaries in various countries for the purpose of conducting business in those locations. All of these subsidiaries are consolidated in our financial statements. We do not have any variable interest entities that are unconsolidated in our financial statements. We are also not involved in any non-exchange traded commodity contracts accounted for at fair value. We have no commercial commitments with related parties, except for employee loans.

Contractual Obligations

We have contractual obligations in the form of capital and operating leases, non-cancelable raw material supply arrangements and clinical research organization contracts. The following table summarizes these contractual obligations at December 31, 2004 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$476	$221	$255	$—	$—
Operating lease obligations	88,630	14,160	27,009	20,615	26,846
Capital commitments(1)	1,966	1,966	—	—	—
Inventory purchase obligations(2)	232,181	104,681	85,000	42,500	—
Clinical trials(3)	34,893	22,686	7,718	4,489	—
Total	$358,146	$143,714	$119,982	$67,604	$26,846

(1)             At December 31, 2004, we had firm capital project commitments of approximately $2.0 million relating to facilities improvement. In addition, we have budgeted significant capital expenditures for 2005, mainly due to anticipated increased infrastructure needs and higher R&D spending. We may have more capital spending in future years.

(2)             At December 31, 2004, we had firm commitments to purchase active pharmaceutical ingredients. The amounts disclosed only represent minimum purchase requirements. Actual purchases may differ significantly from these amounts.

(3)             At December 31, 2004, we had several clinical studies in various clinical trial phases. Our most significant expenditures are to contract research organizations. Although most contracts are cancelable, we generally have not cancelled contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to existing contracts and anticipated or potential new contracts.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supercedes APB 25 and amends SFAS 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We expect to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to our employee and director stock options and employee stock purchase plan. Although we have not yet determined the method of adoption or the effect of adopting SFAS 123R, we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees and directors exercise stock options), the amount of operating cash flows recognized in prior periods related to tax deductions were $22.0 million, $132.3 million and $0.4 million in 2004, 2003 and 2002, respectively. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted by Gilead.

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

To mitigate the impact of changes in currency exchange rates on cash flows from our foreign currency sales transactions, we enter into foreign exchange forward contracts to hedge our foreign currency-denominated net monetary assets or liabilities.

A significant percentage of our product sales are denominated in foreign currencies. Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar return on these sales and negatively impact our financial condition. Prior to 2002, we did not hedge our exposure to the impact of fluctuating foreign exchange rates on forecasted sales. In January 2002, we began to use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency. In recent years, due to the weakening of the U.S. dollar, foreign currency exchange fluctuations have positively impacted product sales and gross margin; however, the full impact of the favorable foreign currency environment has been moderated by the hedge contracts that we had entered into.

The following table summarizes the notional amounts, average currency exchange rates and fair values of our open foreign exchange forward contracts at December 31, 2004. All contracts have maturities of one year or less. Average rates are stated in terms of the amount of foreign currency per U.S. dollar. Fair values represent estimated settlement amounts at December 31, 2004 (notional amounts and fair values in U.S. dollars in thousands):

Currency	Notional Amount	Average Rate	Fair Value December 31, 2004
British Pound	$48,095	0.5509	$(2,178)
Euro	525,501	0.7716	(25,783)
Australian Dollar	7,146	1.2972	(2)

The total notional amount of $580.7 million and fair value of ($28.0) million on our open foreign exchange forward contracts at December 31, 2004 compares with a total notional amount of $405.0 million and fair value of ($14.5) million on our open foreign exchange forward contracts at December 31, 2003. The significant increase in outstanding contracts from 2003 to 2004 is primarily attributed to the projected increase in revenues over the forecast periods.

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

•       Liquidity of investments sufficient to meet cash flow requirements; and

•       Competitive after-tax rate of return.

The following table summarizes the expected maturities and average interest rates of our fixed-rate interest-bearing assets and fixed-rate liabilities at December 31, 2004 (dollars in thousands).

	Years ending December 31,							Fair Value December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004
Assets
Available-for-sale securities	$725,991	$318,512	$66,335	—	—	—	$1,110,838	$1,110,838
Average interest rate	2.04%	2.76%	2.51%	—	—	—
Liabilities
Long-term obligations, including current portion(1)	$14,559	$13,536	$12,813	$12,211	$7,851	$24,700	$85,670	$85,670
Average interest rate	12.8%	13.4%	10.6%	—	—	—

(1)          Long-term obligations consist of capital leases and operating leases (net of noncancelable subleases). The interest portion of payments due is included.

International Credit Risk

Our accounts receivable balance at December 31, 2004 was $371.2 million compared to $235.2 million at December 31, 2003 and $125.0 million at December 31, 2002. The growth in our accounts receivable balances was primarily due to higher product sales for Viread in the United States and Europe. In certain countries where payments are typically slow, primarily Greece, Italy, Portugal and Spain, our accounts receivable balances are significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the credit risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2004, our past due accounts receivable for Greece, Italy, Portugal and Spain totaled approximately $166.6 million, of which approximately $100.5 million was more than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and we believe that substantially all our accounts receivable balances are collectible. We perform credit evaluations of our customer’s financial condition and generally have not required collateral.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page 52 of this report and are incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2004 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)          Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2004.

Ernst & Young LLP, an independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an audit report on our assessment of internal control over financial reporting.

(c)           Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement filed with the SEC pursuant to Regulation 14A in connection with the 2005 Annual Meeting (the Proxy Statement) under the headings “Nominees”, “Executive Officers”, “Board of Directors”, “Audit Committee” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”.

Gilead’s written Code of Ethics applies to all of its directors and employees, including its executive officers. The Code of Ethics is available on Gilead’s website at http://www.investors.gilead.com. Changes to or waivers of the Code of Ethics will be disclosed on the same website.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Executive Compensation” and “Compensation Committee Report”.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections of our Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Form 10-K:

(1)         Index list to Financial Statements:

(2)         Schedule II is included on page 96 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3)         Exhibits

The following exhibits are filed herewith or incorporated by reference:

Exhibit Footnote	Exhibit Number	Description of Document
(17)	2.1	Asset Purchase Agreement between Registrant and OSI Pharmaceuticals, Inc. dated as of November 26, 2001.
(21)	2.2	Agreement and Plan of Merger, among Registrant, Simbolo Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Triangle Pharmaceuticals, Inc., dated as of December 3, 2002.
(16)	3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
(1)	3.2	Bylaws of the Registrant, as amended and restated March 30, 1999.
	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2.
(3)	4.2	Amended and Restated Rights Agreement dated as of October 21, 1999 between the Registrant and ChaseMellon Shareholder Services, LLC.
(7)	4.3	Agreement and Plan of Merger dated February 28, 1999 by and among Registrant, Gazelle Acquisition Sub, Inc. and NeXstar Pharmaceuticals, Inc.
(32)	4.6	Registration Rights Agreement dated as of December 18, 2002 between the Registrant and Goldman, Sachs & Co.
(29)	4.7	First Amendment to Amended and Restated Rights Agreement dated as of October 29, 2003 between the Registrant and Mellon Investor Services, LLC.
(4)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.
(4)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees.
(4)	10.3	Registrant’s 1987 Incentive Stock Option Plan and related agreements.
(4)	10.4	Registrant’s 1987 Supplemental Stock Option Plan and related agreements.
(1)	10.5	Registrant’s Employee Stock Purchase Plan, as amended March 30, 1999.
(22)	10.6	Registrant’s 1991 Stock Option Plan, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002.
(4)	10.7	Form of Non-Qualified Stock Option issued to certain executive officers and directors in 1991.
(4)	10.9	Letter Agreement, dated as of September 23, 1991 between Registrant and IOCB/REGA, with exhibits with certain confidential information omitted.
(5)	10.11	Amendment Agreement, dated October 25, 1993 between Registrant and IOCB/REGA, and related license agreements and exhibits with certain confidential information omitted.
(16)	10.12	Amendment Agreement, dated December 27, 2000 between Registrant and IOCB/REGA.
(22)	10.14	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, as amended January 26, 1999, and as amended January 30, 2002.
(6)	10.19	Development and License Agreement between Registrant and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated September 27, 1996 with certain confidential information omitted.
(2)	10.21	NeXstar Pharmaceuticals, Inc.’s 1993 Incentive Stock Plan, adopted February 8, 1993, as amended.
(10)	10.22	NeXstar Pharmaceuticals, Inc.’s 1995 Director Option Plan, adopted July 25, 1995.
(11)	10.23	Vestar, Inc. 1988 Stock Option Plan.
(36)	10.24	Lease, dated February 24, 2003, between Registrant and Majestic MAPA Properties, LLC.

(36)	10.25	Lease, dated February 24, 2003, between Registrant and Majestic MAPA Properties, LLC.
(12)	10.26	Assignment and Royalty Agreement, dated December 21, 1990, effective as of June 2, 1989, between Vestar, Inc. and City of Hope National Medical Center.
(11)	10.28	Agreement by and between Fujisawa USA, Inc. and Vestar, Inc., dated August 9, 1991, and Amendment No. 1 thereto, dated as of May 17, 1994.
(10)	10.29	Amendment No. 2 to agreement between Fujisawa USA, Inc. and Vestar, Inc., dated as of April 3, 1995, between Fujisawa USA, Inc. and Vestar, Inc. with certain confidential information omitted.
(19)	10.30	Amendment No. 3 to Agreement between Fujisawa USA, Inc. and the Registrant, dated March 4, 1996, to the Agreement by and between Fujisawa USA, Inc. and Vestar, Inc., dated August 9, 1991.
(36)	10.31	Lease, dated July 20, 2000, among Registrant, Majestic Realty Co. and Majestic-MAPA Properties, LLC and the First Amendment thereto dated March 3, 2003.
(14)	10.33	License and Distribution Agreement, dated September 26, 1997, by and between Sumitomo Pharmaceuticals Co., Ltd. and NeXstar Pharmaceuticals, Inc. with certain confidential information omitted.
(13)	10.34	Settlement Agreement, dated August 11, 1997, by and among NeXstar Pharmaceuticals, Inc., Fujisawa U.S.A., Inc. and The Liposome Company, Inc. with certain confidential information omitted.
(14)	10.35

Amendment, dated April 30, 1998, between Sumitomo Pharmaceuticals Co., Ltd. and NeXstar Pharmaceuticals, Inc. to the License and Distribution Agreement, dated September 26, 1996, between Sumitomo and NeXstar Pharmaceuticals, Inc.

(20)	10.36	The Corporate Plan for Retirement Select Plan—Basic Plan Document.
(20)	10.37	The Corporate Plan for Retirement Select Plan—Adoption Agreement.
(20)	10.38	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan.
(18)	10.39	Licensing Agreement, dated April 26, 2002, by and between Gilead World Markets, Limited and Glaxo Group Limited.
(19)	10.40	Employment Agreement, dated July 1, 2002, by and between Gilead Sciences, Inc. and Sharon Surrey-Barbari.
(23)	10.41	Triangle Pharmaceuticals, Inc. 1996 Stock Incentive Plan.
(23)	10.42	Option Agreement between Triangle Pharmaceuticals, Inc. and Daniel G. Welch, dated August 5, 2002.
(24)	10.43	License Agreement among Triangle Pharmaceuticals, Inc., Emory University and the University of Georgia Research Foundation, Inc. for compound amdoxovir (DAPD), dated March 31, 1996.
(24)	10.44	License Agreement between Triangle Pharmaceuticals, Inc. and Emory University for Coviracil (FTC), dated April 17, 1996.
(25)	10.46	Exclusive License Agreement among Triangle Pharmaceuticals, Inc., Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999.
(25)	10.47

Settlement Agreement among Triangle Pharmaceuticals, Inc., Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999.

(25)	10.49	First Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Emory University, dated May 6, 1999.

(26)	10.50	First Amendment to License Agreement among Triangle Pharmaceuticals, Inc., Emory University and the University of Georgia Research Foundation, Inc., dated July 10, 2000.
(26)	10.51	Second Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Emory University, dated July 10, 2000.
(27)	10.54	Supply and Manufacturing Agreement between Triangle Pharmaceuticals, Inc. and Abbott Laboratories, dated July 30, 2002.
(27)	10.55

Settlement and Exclusive License Agreement among Triangle Pharmaceuticals, Inc., Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002.

(28)	10.56	Second Amendment to License Agreement among Triangle Pharmaceuticals, Inc., Emory University and the University of Georgia Research Foundation, Inc., dated August 30, 2002.
(28)	10.62	Manufacturing Supply Agreement between Gilead World Markets, Ltd. and PPG-Sipsy S.A.S, entered into as of January 1, 2003.
(30)	10.63	Gilead Sciences, Inc. Severance Plan, as adopted effective January 29, 2003
(30)	10.64	Third Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Emory University, dated May 31, 2002.
(31)	10.65	Lease Agreement, dated June 12th, 2003, between Registrant and GRA Associates Limited, L.L.C. for premises located at 4611 and 4615 University Drive, Durham, North Carolina
(35)	10.66	Master Clinical and Commercial Supply Agreement dated January 1, 2003 among Gilead World Markets, Ltd., Gilead Sciences, Inc. and Patheon Inc.
(35)	10.67	Toll Manufacturing Agreement dated August 1, 2003 by and among Gilead World Markets, Ltd., Gilead Sciences, Inc. and ALTANA Pharma Oranienburg GmbH
(35)	10.68	Licensing Agreement, dated as of March 31, 2000 and amended on May 9, 2000, December 4, 2001 and April 12, 2002, by and between Gilead Sciences, Inc. and Eyetech Pharmaceuticals, Inc.
(35)	10.69	Amendment No. 1 to Licensing Agreement, dated as of May 9, 2000 by and between Eyetech Pharmaceuticals, Inc. and Gilead Sciences, Inc.
(35)	10.70	Amendment No. 2 to Licensing Agreement, dated as of December 4, 2001 by and between Eyetech Pharmaceuticals, Inc. and Gilead Sciences, Inc.
(35)	10.71	Amendment No. 3 to Licensing Agreement, dated as of August 30, 2002 by and between Eyetech Pharmaceuticals, Inc. and Gilead Sciences, Inc.
(35)	10.72	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated 26 April 2002 between Glaxo Group Limited and Gilead World Markets Limited
(35)	10.73	Amendment No. 2 dated January 9, 2004 to Licensing Agreement dated 26 April 2002 between Glaxo Group Limited and Gilead World Markets Limited
(33)	10.74	Employment Agreement, dated April 26, 2004, by and between Gilead Sciences, Inc. and Mark L. Perry
(34)	10.75	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended July 29, 2004
+	10.76

Collaboration Agreement by and among Gilead Sciences, Inc., Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated December 17, 2004.

(36)	10.77	4th Amendment to License Agreement between Triangle Pharmaceuticals, Inc. and Emory University, dated May 6, 1999.
	21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney. Reference is made to Signature Page.
31.1	Section 302 Certification.
31.2	Section 302 Certification
32	Section 906 Certification

(1)          Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(2)          Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

(3)          Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.

(4)          Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(5)          Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(6)          Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

(7)          Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 9, 1999, and incorporated herein by reference.

(8)          Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(9)          Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(10)   Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.

(11)   Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

(12)   Filed on March 22, 1991 as an exhibit to NeXstar Pharmaceuticals, Inc.’s Registration Statement on Form S-2 (File No. 33-39549), and incorporated herein by reference.

(13)   Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference.

(14)   Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(15)   Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(16)   Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(17)   Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 4, 2002, and incorporated herein by reference.

(18)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(19)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(20)   Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(21)   Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 10, 2002, and incorporated herein by reference.

(22)   Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(23)   Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102911) filed on January 31, 2003, and incorporated herein by reference.

(24)   Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Registration Statement on Form S-1 (No. 333-11793), as amended, and incorporated herein by reference.

(25)   Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(26)   Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

(27)   Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.

(28)   Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(29)   Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.

(30)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

(31)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

(32)   Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

(33)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

(34)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(35)   Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(36)   Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

+                    Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934

GILEAD SCIENCES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15(a) of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the management of Gilead Sciences, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Gilead Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gilead Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Gilead Sciences, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Gilead Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gilead Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and the related financial statement schedule and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 4, 2005

GILEAD SCIENCES, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$280,909	$194,719
Marketable securities	973,129	512,281
Accounts receivable, net of allowances of $27,491 at December 31, 2004 and $25,607 at December 31, 2003	371,245	235,217
Inventories	135,991	98,102
Deferred tax assets	53,047	197,567
Prepaid expenses and other	35,373	28,012
Total current assets	1,849,694	1,265,898
Property, plant and equipment, net	223,106	198,200
Noncurrent deferred tax assets	45,446	52,494
Other noncurrent assets	37,717	38,130
	$2,155,963	$1,554,722
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,552	$35,649
Accrued clinical and preclinical expenses	7,547	11,859
Accrued compensation and employee benefits	45,469	35,772
Other accrued liabilities	132,824	97,002
Deferred revenue	19,880	5,474
Long-term obligations due within one year	181	139
Total current liabilities	253,453	185,895
Long-term deferred revenue	31,404	20,530
Long-term obligations due after one year	234	323
Convertible senior debt	—	345,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share, 5,000 shares authorized; none outstanding	—	—
Common stock, par value $.001 per share; 700,000 shares authorized; 448,822 and 426,506 shares issued and outstanding at December 31, 2004 and 2003, respectively	449	426
Additional paid-in capital	1,893,926	1,452,990
Accumulated other comprehensive income (loss)	(18,692)	4,507
Deferred stock compensation	(539)	(1,306)
Accumulated deficit	(4,272)	(453,643)
Total stockholders’ equity	1,870,872	1,002,974
	$2,155,963	$1,554,722

See accompanying notes

GILEAD SCIENCES, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues:
Product sales	$1,242,224	$836,341	$423,879
Royalty revenue	63,444	25,219	20,406
Contract revenue	18,953	6,304	22,505
Total revenues	1,324,621	867,864	466,790
Costs and expenses:
Cost of goods sold	166,587	112,691	69,724
Research and development	223,552	181,764	141,867
Selling, general and administrative	302,793	233,266	174,192
Purchased in-process research and development	—	488,599	—
Asset impairment	—	10,219	—
Total costs and expenses	692,932	1,026,539	385,783
Income (loss) from operations	631,689	(158,675)	81,007
Gain (loss) on marketable securities	20,576	—	(16,048)
Make-whole payment on convertible debt redemption	(7,438)	—	—
Interest and other income, net	18,940	13,039	22,291
Interest expense	(7,345)	(21,897)	(13,853)
Income (loss) before provision for (benefit from) income taxes	656,422	(167,533)	73,397
Provision for (benefit from) income taxes	207,051	(95,530)	1,300
Net income (loss)	$449,371	$(72,003)	$72,097
Net income (loss) per share—basic	$1.04	$(0.18)	$0.18
Shares used in per share calculation—basic	432,000	402,210	391,086
Net income (loss) per share—diluted	$0.99	$(0.18)	$0.17
Shares used in per share calculation—diluted	464,246	402,210	412,954

See accompanying notes

GILEAD SCIENCES, INC.
Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Deferred Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Compensation	Deficit	Equity
Balance at December 31, 2001	386,082	$386	$898,340	$7,448	$—	$(453,737)	$452,437
Net income	—	—	—	—	—	72,097	72,097
Unrealized loss on available-for-sale securities, net	—	—	—	(4,577)	—	—	(4,577)
Foreign currency translation adjustment	—	—	—	(580)	—	—	(580)
Unrealized gain on cash flow hedges, net	—	—	—	184	—	—	184
Comprehensive income							67,124
Issuances under employee stock purchase plan	684	—	6,701	—	—	—	6,701
Stock option exercises, net	8,424	10	44,675	—	—	—	44,685
Tax benefits from employee stock plans	—	—	350	—	—	—	350
Compensatory stock transactions	—	—	44	—	—	—	44
Balance at December 31, 2002	395,190	396	950,110	2,475	—	(381,640)	571,341
Net loss	—	—	—	—	—	(72,003)	(72,003)
Unrealized loss on available-for-sale securities, net	—	—	—	(4,022)	—	—	(4,022)
Foreign currency translation adjustment	—	—	—	7,040	—	—	7,040
Unrealized loss on cash flow hedges, net	—	—	—	(986)	—	—	(986)
Comprehensive loss							(69,971)
Conversion of convertible subordinated debt	20,356	20	245,372	—	—	—	245,392
Acquisition of Triangle Pharmaceuticals, Inc.	—	—	41,339	—	(3,305)	—	38,034
Issuances under employee stock purchase plan	560	—	8,238	—	—	—	8,238
Stock option exercises, net	10,400	10	75,558	—	—	—	75,568
Tax benefits from employee stock plans	—	—	132,363	—	—	—	132,363
Amortization of deferred stock compensation	—	—	—	—	1,999	—	1,999
Compensatory stock transactions	—	—	10	—	—	—	10
Balance at December 31, 2003	426,506	426	1,452,990	4,507	(1,306)	(453,643)	1,002,974
Net income	—	—	—	—	—	449,371	449,371
Unrealized loss on available-for-sale securities, net	—	—	—	(1,580)	—	—	(1,580)
Foreign currency translation adjustment	—	—	—	4,165	—	—	4,165
Unrealized loss on cash flow hedges, net	—	—	—	(25,784)	—	—	(25,784)
Comprehensive income							426,172
Conversion of convertible senior debt, net of debt issuance costs	14,677	15	339,829	—	—	—	339,844
Issuances under employee stock purchase plan	596	1	11,173	—	—	—	11,174
Stock option exercises, net	7,038	7	67,615	—	—	—	67,622
Tax benefits from employee stock plans	—	—	22,012	—	—	—	22,012
Amortization of deferred stock compensation	—	—	(5)	—	767	—	762
Compensatory stock transactions	5	—	312	—	—	—	312
Balance at December 31, 2004	448,822	$449	$1,893,926	$(18,692)	$(539)	$(4,272)	$1,870,872

See accompanying notes

GILEAD SCIENCES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$449,371	$(72,003)	$72,097
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,265	16,533	13,189
Amortization	4,143	4,326	1,239
Purchased in-process research and development	—	488,599	—
Asset impairment	—	10,219	—
Loss on disposal of property, plant and equipment	6,195	568	143
Loss (gain) on marketable securities	(20,576)	—	16,048
Deferred tax assets	151,568	(250,061)	—
Tax benefits from employee stock plans	22,012	132,363	350
Other non-cash transactions	1,290	1,276	3,337
Changes in operating assets and liabilities:
Accounts receivable, net	(118,843)	(92,207)	(40,628)
Inventories	(37,889)	(46,474)	(12,348)
Prepaid expenses and other assets	(18,764)	(10,806)	(8,915)
Accounts payable	11,903	6,144	5,232
Accrued liabilities	15,423	44,495	11,544
Deferred revenue	25,280	1,635	13,121
Net cash provided by operating activities	511,378	234,607	74,409
Investing activities:
Purchases of marketable securities	(1,464,046)	(934,759)	(490,259)
Proceeds from sales and maturities of marketable securities	1,024,584	744,530	603,678
Acquisition of Triangle net assets, net of cash acquired	—	(375,507)	—
Acquisition of real estate	—	(123,000)	—
Other capital expenditures	(51,366)	(38,609)	(17,597)
Issuance of note to Triangle	—	—	(50,000)
Net cash provided by (used in) investing activities	(490,828)	(727,345)	45,822
Financing activities:
Proceeds from issuances of common stock	78,796	83,806	51,386
Repayments of long-term debt	(137)	(1,715)	(1,414)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	336,637
Net cash provided by financing activities	78,659	82,091	386,609
Effect of exchange rate changes on cash	(13,019)	(11,565)	(13,399)
Net increase (decrease) in cash and cash equivalents	86,190	(422,212)	493,441
Cash and cash equivalents at beginning of year	194,719	616,931	123,490
Cash and cash equivalents at end of year	$280,909	$194,719	$616,931
Supplemental disclosure of cash flow information:
Interest paid	$13,959	$19,647	$12,657
Income taxes paid	37,064	8,779	851
Non-cash investing and financing activities
Common stock issued upon conversion of debt	$344,910	$250,000	$—
Reclassification of deferred debt issuance costs to additional paid-in capital upon conversion of debt	5,066	4,608	—

See accompanying notes

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Gilead Sciences, Inc. (we or Gilead) was incorporated in Delaware on June 22, 1987. We are a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases. We are a multinational company, with revenues from eight approved products and marketing operations in eleven countries. We focus our research and clinical programs on anti-infectives. Currently, we market Viread (tenofovir disoproxil fumarate), Emtriva (emtricitabine) and Truvada (emtricitabine and tenofovir disoproxil fumarate) for the treatment of HIV infection; Hepsera (adefovir dipivoxil) for the treatment of chronic hepatitis B infection; AmBisome (amphotericin B liposome for injection) for the treatment of fungal infection; and Vistide (cidofovir injection) for the treatment of CMV retinitis. Roche markets Tamiflu (oseltamivir phosphate) for the treatment of influenza, under a royalty paying collaborative agreement with us. In January 2005, Eyetech started to market Macugen (pegaptanib sodium injection) in the United States for the treatment of neovascular age-related macular degeneration, under a milestone and royalty paying collaborative agreement with us.

The accompanying consolidated financial statements include the accounts of Gilead and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with the current year presentation. See “Research and Development Expenses.”

Stock Splits

On March 8, 2002 and September 3, 2004, Gilead completed two-for-one stock splits, effected in the form of stock dividends, to stockholders of record as of February 14, 2002 and August 12, 2004, respectively. Accordingly, all share and per share amounts for all periods presented reflect these stock splits.

Critical Accounting Policies, Estimates and Judgments

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, clinical trial accruals and our tax provision. We base our estimates on historical experience and on various other market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. We do not provide our customers with a general right of product return. However, we will accept returns of products in the United States that have expired for one year after their expiration, or products

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that are deemed to be damaged or defective when received by the customer. Upon recognition of revenue from product sales, provisions are made for estimated future returns of products which may expire, government reimbursements, certain distributor fees and customer incentives, such as cash discounts for prompt payment. Estimates for government reimbursements and cash discounts are based on contractual terms and expectations regarding the utilization rates for these programs. Estimates for distributor fees are based on contractual terms. Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns, as well as third party data to assist us in monitoring channel inventory levels and subsequent prescriptions.

Contract revenue for research and development is recorded as performance occurs and the earnings process is completed based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and where there is no continuing involvement by Gilead, are recognized on the earlier of when the payments are received or when collection is reasonably assured.

Revenue from non-refundable up-front license fees and milestone payments where we continue to have involvement such as through a development collaboration or an obligation to supply product is recognized as performance occurs and our obligations are completed. In accordance with the specific terms of Gilead’s obligations under these types of arrangements, revenue is recognized as the manufacturing obligation is fulfilled or ratably over the development period. Revenue associated with substantive at-risk milestones is recognized based upon the achievement of the milestones as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue.

Royalty revenue from sales of AmBisome is recognized in the month following that in which the corresponding sales occur. Royalty revenue from sales of Hepsera, Tamiflu and Vistide is recognized when received, which is in the quarter following the quarter in which the corresponding sales occur.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in “Cost of goods sold” in the Consolidated Statements of Operations.

Research and Development Expenses

Major components of research and development (R&D) expenses consist of personnel costs, including salaries and benefits, clinical studies performed by contract research organizations (CRO’s), materials and supplies, and overhead allocations consisting of various administrative and facilities related costs. Our R&D activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology work. Clinical development costs include Phase 1, 2, 3 and 4 clinical trials. Pharmaceutical development costs consist of product formulation and chemical analysis.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We charge research and development costs, including clinical and preclinical study costs, to expense when incurred, consistent with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs. These costs are a significant component of R&D expenses. Most of our clinical and preclinical studies are performed by third party CRO’s. We accrue costs for clinical studies performed by CRO’s on a straight-line basis over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort and costs actually incurred by the CRO. Initially we estimate that the work performed under the contracts occurs ratably over the service periods to the expected milestone, event or total contract completion date. The expected completion dates are estimated based upon the terms of the contracts and past experience with similar contracts. We monitor levels of performance under each contract including the extent of patient enrollment and other activities through communications with our CRO’s, and we adjust our estimates, if required, on a quarterly basis so that our expenses reflect the actual effort expended by each CRO.

All of our material CRO contracts are terminable by us upon written notice and Gilead is generally only liable for actual effort expended by the CRO at any point in time during the contract, regardless of payment status. Amounts paid in advance of services being performed will be refunded if a contract is terminated. Some contracts include additional termination payments that become due and payable only if Gilead terminates the contract. Such additional termination payments are only recorded if a contract is terminated.

During 2004, in order to better reflect the nature of European Phase 4 clinical trials, Gilead began recording these costs as R&D expenses. Such amounts were previously classified as selling, general and administrative expenses in our consolidated statements of operations. In order to be consistent with the current period presentation, $16.9 million and $7.1 million of expenses were reclassified from selling, general and administrative to research and development expenses, for the years ended December 31, 2003 and 2002, respectively.

Advertising Expenses

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $50.5 million in 2004, $43.4 million in 2003 and $39.3 million in 2002.

Stock-Based Compensation

In accordance with the provisions of SFAS No. 123, Accounting For Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 123), we have elected to continue to follow Accounting Principles Board Opinion (APB) No. 25, Accounting For Stock Issued To Employees, and Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for our employee stock option plans. Under APB 25, if the exercise price of Gilead’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Although we have elected to follow the intrinsic value method prescribed by APB 25, we will evaluate our approach to accounting for stock options in light of recent industry and regulatory developments.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The table below presents the net income (loss) and basic and diluted net income (loss) per share if compensation cost for the Gilead, NeXstar Pharmaceuticals, Inc. (NeXstar) and Triangle stock option plans and the employee stock purchase plan (ESPP) had been determined based on the estimated fair value of awards under those plans on the grant or purchase date in accordance with SFAS 123 (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002
Net income (loss)—as reported	$449,371	$(72,003)	$72,097
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	465	1,219	44
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(80,843)	(61,429)	(72,137)
Pro forma net income (loss)	$368,993	$(132,213)	$4
Net income (loss) per share:
Basic-as reported	$1.04	$(0.18)	$0.18
Basic-pro forma	$0.85	$(0.33)	$0.00
Diluted-as reported	$0.99	$(0.18)	$0.17
Diluted-pro forma	$0.81	$(0.33)	$0.00

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, other models that may be developed in the future, may generate fair values that differ from those calculated based on Black-Scholes. To calculate the estimated fair value of the awards, we used the multiple option approach and the following assumptions:

	Year ended December 31,
	2004	2003	2002
Expected life in years (from vesting date):
Stock options	1.86	1.84	1.86
ESPP	1.48	1.32	1.31
Discount rate:
Stock options	3.0%	2.8%	3.9%
ESPP	1.9%	1.8%	3.0%
Volatility	47%	78%	82%
Expected dividend yield	0%	0%	0%

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In the fourth quarter of 2003, we refined our volatility assumptions used to arrive at a fair value for our stock awards. For purposes of calculating the expected volatility rate, we began using a time period that better reflected our current stage of development, the length of time that we have been a public company and several drug approvals over the past few years which have enabled us to achieve positive cash flow from operations. We believe these estimated volatility rates better reflect the expected volatility of our common stock in the future. For 2004, the most recent three-year time period was used for purposes of calculating the expected volatility. For 2003, a two-year time period was used to derive a weighted average volatility of 52% for the fourth quarter. The weighted average volatility of the first three quarters of 2003 was 80%.

The weighted average estimated fair value of ESPP shares purchased was $18.74 for 2004, $9.82 for 2003 and $9.27 for 2002.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted-average number of common shares and other dilutive securities. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and equivalents are determined based on the treasury stock method. Dilutive potential common shares resulting from the assumed conversion of convertible notes are determined based on the if-converted method. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share (in thousands):

	Year ended December 31,
	2004	2003	2002
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$449,371	$(72,003)	$72,097
Interest expense and make-whole payment on convertible debt redemption	9,160	—	—
Net income (loss) used in calculation of diluted earnings (loss) per share	$458,531	$(72,003)	$72,097
Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	432,000	402,210	391,086
Effect of dilutive securities:
Stock options and equivalents	19,341	—	21,868
Convertible debt	12,905	—	—
Weighted-average common shares outstanding used in calculation of diluted earnings (loss) per share	464,246	402,210	412,954

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Diluted net loss per share for 2003 excludes the pro-rated effect of the $250.0 million 5% convertible subordinated notes, which would convert to approximately 19.7 million shares, the effect of the $345.0 million 2% convertible senior notes, which would convert to approximately 14.7 million shares, and outstanding stock options and equivalents of 19.8 million shares, as their effects were antidilutive. Diluted net income per share for 2002 excludes the effects of the $250.0 million 5% convertible subordinated notes, which would convert to approximately 20.4 million shares and the $345.0 million 2% convertible senior notes, which would convert to approximately 14.7 million shares, as the effects of their assumed conversions were antidilutive.

Cash and Cash Equivalents

We consider highly liquid investments with insignificant interest rate risk and a remaining maturity of three months or less at the purchase date to be cash equivalents. We may enter into overnight repurchase agreements under which we purchase securities with an obligation to resell them the following day. Securities purchased under agreements to resell are recorded at face value and reported as cash and cash equivalents. Under our investment policy, we may enter into repurchase agreements (repos) with major banks and authorized dealers provided that such repos are collateralized by U.S. government securities with a fair value of at least 102% of the fair value of securities sold to Gilead. Other eligible instruments under our investment policy which are included in cash equivalents include commercial paper, money market funds and other bank obligations.

Marketable and Nonmarketable Securities

We determine the appropriate classification of our marketable securities, which consist solely of debt securities, at the time of purchase and reevaluate such designation at each balance sheet date. All of our marketable securities are classified as available-for-sale and carried at estimated fair values and reported in either cash equivalents or marketable securities. At December 31, 2004, cash and cash equivalents include $137.7 million of securities designated as available-for-sale ($116.0 million at December 31, 2003). Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders’ equity. Interest and other income, net, includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. We regularly review all of our investments for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of such decline. No such reductions have been required during the past three years.

As a result of entering into collaborations, from time to time, Gilead may hold stock in non-public companies. We record these nonmarketable securities at cost in other noncurrent assets, less any amounts for other-than-temporary impairment. We regularly review our investments for indicators of impairment. Investments in nonmarketable securities are not material for the periods presented and we have not recognized any other-than-temporary declines during the past three years.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Risk

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

We are also subject to credit risk from our accounts receivable related to product sales. A significant amount of our trade accounts receivable arises from product sales of Viread in the United States and Europe. In certain countries where payments are typically slow, primarily Greece, Italy, Portugal and Spain, our accounts receivable balances are significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2004, our past due accounts receivable for Greece, Italy, Portugal and Spain totaled approximately $166.6 million, of which approximately $100.5 million was more than 120 days past due based on the contractual terms of the receivables. At December 31, 2003, past due receivables for these countries were $102.7 million, of which approximately $59.0 million was more than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and believe that all of our past due accounts receivable, net of allowances, as reflected in the consolidated balance sheet, are collectible. We perform credit evaluations of our customers’ financial condition and generally have not required collateral.

Many of the materials that we utilize in our operations are made at only one facility. For example, we depend on single suppliers for high quality amphotericin B, distearoylphosphatidyl-choline and high quality cholesterol, each of which is used in the manufacture of AmBisome. As well, we currently only have one contract manufacturer qualified to manufacture Truvada tablets. If supplies from our suppliers were interrupted for any reason, we may be unable to ship Viread, AmBisome, Hepsera, Emtriva, Vistide or Truvada, or to supply any of our products in development for clinical trials.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, government chargebacks and sales returns. Estimates for cash discounts, government chargebacks and sales returns are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs. Estimates for our allowance for doubtful accounts is determined based on existing contractual obligations, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Historically, the level of uncollectible accounts receivable that has been written off, has been insignificant and consistent with management’s expectations.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the impairment is first recognized. Historically, inventory write-downs have been insignificant and consistent with management’s expectations.

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

Office and computer equipment includes capitalized computer software. All of our capitalized software is purchased; we have no internally developed computer software. Leasehold improvements and capitalized leased equipment are amortized over the shorter of the lease term or the asset’s useful life. Amortization of capitalized leased equipment is included in depreciation expense. Capitalized interest on construction in progress is included in property, plant and equipment. Interest capitalized in 2004, 2003 and 2002 was insignificant.

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

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Should there be an indication of impairment, we will test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Foreign Currency Translation, Transactions and Contracts

Adjustments resulting from translating the financial statements of our foreign subsidiaries into U.S. dollars are excluded from the determination of net income (loss) and are accumulated in a separate component of stockholders’ equity. Net foreign exchange transaction gains or losses are reported as selling, general and administrative expenses in the consolidated statements of operations. Such realized losses were $4.3 million in 2004 and $2.2 million in 2003 and such realized gains were $0.6 million in 2002.

We hedge certain of our foreign currency exposures related to outstanding trade accounts receivable and forecasted product sales with foreign exchange forward contracts. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged. Our exposure to credit risk from these contracts is a function of changes in interest and currency exchange rates and, therefore, varies over time. Gilead limits the risk that counterparties to these contracts may be unable to perform by transacting only with major U.S. banks. We also limit risk of loss by entering into contracts that provide for net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized and unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into speculative foreign currency transactions and do not write options. We presently do not hedge our net investment in any of our foreign subsidiaries. In accounting for hedges of net monetary assets or liabilities, we record the changes in the fair value in selling, general and administrative expense, as these derivative instruments are not designated as hedges under SFAS Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities, (collectively referred to as SFAS 133).

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We selectively hedge anticipated currency exposures by purchasing forward contracts to hedge anticipated product sales over the next year or less, which are designated as cash flow hedges under SFAS 133. The unrealized gains and losses on the underlying forward contracts are recorded in other comprehensive income and recognized in earnings when the forecasted transaction occurs. At December 31, 2004 and December 31, 2003, we have net unrealized losses on our open foreign exchange forward contracts of $26.5 million and $14.5 million, respectively. Losses on revenue hedges reduced product sales by $2.5 million in 2004, by $2.8 million in 2003, and by $1.0 million in 2002.

We had notional amounts on forward exchange contracts outstanding of $580.7 million at December 31, 2004 and $405.0 million at December 31, 2003. All contracts have maturities of one year or less. See Note 2 for a further discussion of derivative financial instruments.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, certain other non-current assets, forward foreign exchange contracts, accounts payable and long-term obligations. Cash and cash equivalents, marketable securities and forward foreign exchange contracts that hedge accounts receivable are reported at their respective fair values on the balance sheet. Forward foreign exchange contracts that hedge firmly committed purchases and forecasted sales are recorded at fair value, net of the related deferred gain or loss, resulting in a reported net balance of zero. Gilead called its 2% convertible senior notes for redemption in October 2004 and converted them into 14,676,952 million shares of Gilead common stock in November 2004. At December 31, 2003, the fair value of the convertible senior notes was $472.6 million and its carrying value was $345.0 million. Gilead called its 5% convertible subordinated notes for redemption in November 2003 and converted them into 20,356,232 million shares of Gilead common stock in December 2003. The fair value of the convertible senior notes at December 31, 2003 was determined by obtaining quotes from a market maker for the notes. We believe the remaining financial instruments are reported on the consolidated balance sheet at amounts that approximate current fair values.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supercedes APB 25 and amends SFAS 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption permitted. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We expect to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to our employee and director stock options and employee stock purchase plan. Although we have not yet determined the method of adoption or the effect of adopting SFAS 123R, we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees and directors exercise stock options), the amount of operating cash flows recognized in prior periods related to tax deductions were $22.0 million, $132.3 million and $0.4 million in 2004, 2003 and 2002, respectively. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted by Gilead.

2.   DERIVATIVE FINANCIAL INSTRUMENTS

All derivatives are recognized as either assets or liabilities measured at fair value. We enter into foreign currency forward contracts to hedge against changes in the fair value of significant monetary assets and liabilities denominated in a non-functional currency. If the derivative is designated as, and meets the definition of, a fair value hedge, the changes in the fair value of the derivative and of the hedged item are recognized in earnings.

We enter into foreign currency forward contracts, generally with maturities of 12 months or less, to hedge future cash flows related to forecasted product sales in foreign denominated currencies. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. Hedges related to forecasted foreign currency product sales designated and documented at the inception of the respective hedge are designated as cash flow hedges and evaluated for effectiveness monthly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the estimated change in the fair value of the underlying hedged item. The effective component of the hedge is recorded in accumulated other comprehensive income (see Note 15). Substantially all values reported in accumulated other comprehensive loss at December 31, 2004 will be reclassified to earnings within 12 months. Any residual changes in fair value of the instruments (including those resulting from cancellation or de-designation of hedge contracts) or other ineffectiveness are recognized immediately in selling, general and administrative expense. The impact of ineffectiveness during 2004, 2003 and 2002 was not significant to the consolidated statements of operations.

During 2004, 2003 and 2002, losses of $6.8 million, $5.1 million and $0.4 million on hedging contracts were recognized in the consolidated statements of operations, respectively.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

2.   DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

As a result of entering into a collaboration arrangement, Gilead held warrants to purchase stock in a non-public company, which completed its initial public offering in January 2004 (see Notes 6 and 10). These warrants were exercised in February 2004. The warrants had a net exercise feature and pursuant to SFAS 133, were classified as derivative instruments in other noncurrent assets at December 31, 2003.

3.   ACQUISITION OF TRIANGLE PHARMACEUTICALS, INC.

On January 23, 2003, we completed the acquisition of all of the net assets of Triangle to expand our antiviral pipeline. Triangle was a development stage company with a particular focus on potential therapies for HIV, including AIDS, and the hepatitis B virus (HBV). Triangle’s portfolio consisted of several drug candidates in clinical trials, including Emtriva (emtricitabine) for the treatment of HIV infection, emtricitabine for the treatment of chronic hepatitis B, amdoxovir for the treatment of HIV infection and clevudine for the treatment of chronic hepatitis B. In July 2003, the U.S. Food and Drug Administration (FDA) granted marketing approval for Emtriva for the treatment of HIV and in October 2003, the European Commission granted Marketing Authorisation for Emtriva in all fifteen member states of the European Union.

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

The aggregate purchase price was $525.2 million, including cash paid of $463.1 million for all of the outstanding stock, the fair value of stock options assumed of $41.3 million, direct transaction costs of $14.2 million and employee related costs of $6.6 million.

As part of the purchase, we established a workforce reduction plan and also assumed obligations under various change of control agreements. As of the acquisition date, approximately $6.2 million of employee termination costs and change of control obligations had been recorded as a liability to be paid out over a period of approximately two years. At December 31, 2004, approximately $779,000 remained as a liability.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

3.   ACQUISITION OF TRIANGLE PHARMACEUTICALS, INC. (Continued)

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

Upon the reversal of the deferred tax asset valuation allowance in the fourth quarter of 2003, the remaining $3.2 million assembled workforce asset was eliminated (see Note 17).

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

3.   ACQUISITION OF TRIANGLE PHARMACEUTICALS, INC. (Continued)

Approximately $488.6 million of the purchase price was allocated to purchased in-process research and development and represented the fair value of Triangle’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these programs at the acquisition date, and updated for subsequent developments, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Emtricitabine for HIV	A nucleoside analogue that has been shown to be an inhibitor of HIV replication in patients.	Four phase 3 studies were completed prior to the acquisition date. U.S. marketing approval received from the FDA in July 2003 for Emtriva and European Union approval received from the European Commission in October 2003.	$178.8
Emtricitabine/ Tenofovir DF Fixed Dose Combination for HIV Therapy	A fixed-dose co-formulation of tenofovir and emtricitabine.	As of the acquisition date, work had not commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing. In March 2004, applications for marketing approval were submitted in the United States and European Union and in August 2004 marketing approval in the United States was received from the FDA for Truvada, the fixed-dose co-formulation of tenofovir and emtricitabine. Marketing approval in the European Union was received in February 2005.	$106.4
Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in patients with HIV infection.	This program was in Phase 2 trials at acquisition date. In 2004, we terminated the licensing agreement with Emory University and the University of Georgia Research Foundation, Inc. and development was discontinued.	$114.8
Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in patients chronically infected with HBV.	This program was in Phase 1/2 trials at acquisition date. In August 2003, the licensing agreement with Bukwang Pharm. Ind. Co., Ltd was terminated and development was discontinued.	$58.8
Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	One phase 3 trial has been completed as of December 31, 2004.	$29.8

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

3.   ACQUISITION OF TRIANGLE PHARMACEUTICALS, INC. (Continued)

The value of the acquired in-process research and development was determined by estimating the related future net cash flows between 2003 and 2020 using a present value risk adjusted discount rate of 15.75%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound, including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

4.   ACQUISITION OF REAL ESTATE

In September 2003, we completed the purchase of our Foster City, California campus for approximately $123.0 million in cash. This purchase included 16 buildings, totaling 496,000 square feet of office and laboratory space.

In accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, the purchase price was allocated between land, buildings and existing in-place leases based on their estimated relative fair values. Land and buildings were recorded at $45.1 million and $71.4 million, respectively. The fair value of the buildings will be depreciated over their remaining economic life estimated to be 20 years. We used the market approach to value the existing leases we acquired and recorded an intangible asset of approximately $6.5 million that will be amortized on a straight-line basis to net rental income over approximately two years, the remaining term of the leases. Accumulated amortization on the intangible asset was $3.5 million and $0.8 million as of December 31, 2004 and December 31, 2003, respectively. The net rental income we generate from these leases, after amortization of the intangible asset, is included in interest and other income, net, and was approximately $1.4 million for the year ended December 31, 2004 and $0.4 million for the year ended December 31, 2003. Future net rental income to be received under existing leases is $5.0 million for 2005 and $0.4 million for 2006, prior to amortization of our in-place lease asset.

5.   ASSET IMPAIRMENT

During the fourth quarter of 2003, we recorded an asset impairment charge of $10.2 million on certain of our long-lived assets, primarily leasehold improvements and manufacturing and laboratory equipment, which we have classified as held for use. This non-cash charge was driven by the decision to terminate our liposomal research and development activities in San Dimas and discontinue the DaunoXome (daunorubicin citrate liposome injection) product line. The impairment was based on our analysis of the undiscounted cash flows to be generated from the affected assets as compared to their carrying value. As the carrying value exceeded the related estimated undiscounted cash flows, we wrote the carrying value of the long-lived assets down to their estimated fair value in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Estimated fair value was derived using an expected cash flow approach.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

5.   ASSET IMPAIRMENT (Continued)

In 2004, subsequent to our decision to discontinue the DaunoXome product line, we received unanticipated requests in Europe asking Gilead to reconsider selling DaunoXome. As a result of these requests, management decided to continue selling this product in certain countries and we are still evaluating our supply and sales strategy with respect to DaunoXome. In accordance with SFAS 144, the write down in 2003 of the assets which continue to be used in the DaunoXome product line established a new cost basis for such assets that has not been adjusted for these new facts and circumstances.

6.   GAIN (LOSS) ON MARKETABLE SECURITIES

Eyetech Pharmaceuticals

In March 2000, we entered into an agreement with Eyetech Pharmaceuticals, Inc. (Eyetech) relating to our proprietary aptamer EYE001, currently known as Macugen® (pegaptanib sodium injection). Pursuant to this agreement, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share. In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the carrying value of the warrant to its estimated fair value, resulting in a gain of $20.6 million which is included in our consolidated statement of operations for the year ended December 31, 2004 in gain (loss) on marketable securities. The fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%. At the end of the first quarter of 2004, we exercised the warrant on a net basis using shares of Eyetech common stock as consideration for the exercise price and subsequently held 646,841 shares of Eyetech common stock. In the second quarter of 2004, we sold all of the Eyetech shares we held and realized a gain of approximately $2.3 million, which is included in interest and other income, net, in our consolidated statement of operations for the year ended December 31, 2004.

OSI Pharmaceuticals

In July 2002, Gilead sold all of its remaining shares of OSI common stock for approximately $22.0 million. These shares were partial consideration for the sale of our oncology assets to OSI in December 2001, at which time they were recorded at a fair market value of approximately $38.0 million. In connection with the sale of these remaining shares, we recognized a non-operating loss of approximately $16.0 million that is reflected in our consolidated statement of operations for the year ended December 31, 2002 in gain (loss) on marketable securities.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

7.   AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities recorded in cash equivalents or marketable securities in our consolidated balance sheets. Estimated fair values of available-for-sale securities are based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
U.S. treasury securities and obligations of U.S. government agencies	$501,725	$7	$(2,300)	$499,432
Corporate debt securities	185,441	55	(554)	184,942
Asset-backed securities	267,599	72	(1,365)	266,306
Other debt securities	160,158	—	—	160,158
Total	$1,114,923	$134	$(4,219)	$1,110,838
December 31, 2003
U.S. treasury securities and obligations of U.S. government agencies	$167,825	$304	$(5)	$168,124
Corporate debt securities	104,549	256	(15)	104,790
Asset-backed securities	208,557	165	(299)	208,423
Other debt securities	146,901	—	—	146,901
Total	$627,832	$725	$(319)	$628,238

Other debt securities consist primarily of money market funds. At December 31, 2004 and December 31, 2003, these securities had a net unrealized gain (loss) of approximately $0.5 million and ($0.8) million, respectively.

The following table presents certain information related to sales of available-for-sale securities (in thousands):

	Year ended December 31,
	2004	2003	2002
Proceeds from sales	$688,678	$579,362	$422,168
Gross realized gains on sales	$575	$1,897	$3,492
Gross realized losses on sales	$(1,044)	$(1,120)	$(16,705)

At December 31, 2004, $558.6 million of our portfolio of marketable securities (which excludes $266.3 million of asset-backed securities) has a contractual maturity of less than one year and $286.0 million of the portfolio has a contractual maturity greater than one year but less than three years. None of the estimated maturities of our asset-backed securities exceed three years. As of December 31, 2004, we did not have any marketable securities that were in a continuous unrealized loss position for more than one year.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

8.   BALANCE SHEET DETAIL (in thousands)

	December 31,
	2004	2003
Inventories:
Raw materials	$93,942	$54,178
Work in process	11,103	11,775
Finished goods	30,946	32,149
Total	$135,991	$98,102
Property, plant and equipment, net:
Buildings and improvements (including leasehold improvements)	$177,704	$146,445
Laboratory and manufacturing equipment	40,162	35,819
Office and computer equipment	39,537	34,193
Capitalized leased equipment	15,488	16,333
Construction in-progress	11,968	10,292
	284,859	243,082
Less accumulated depreciation and amortization	(106,809)	(89,938)
Subtotal	178,050	153,144
Land	45,056	45,056
Total	$223,106	$198,200
Accrued compensation and employee benefits:
Accrued bonuses	$17,827	$13,313
Other accrued compensation and employee benefits	27,642	22,459
Total	$45,469	$35,772
Other accrued liabilities:
Accrued Medicaid rebates	$37,139	$22,097
Fair value of forward foreign currency contracts	27,963	15,096
Value added taxes payable	12,891	9,441
Income taxes payable	8,698	13,305
Accrued royalty expenses	14,490	6,499
Other liabilities	31,643	30,564
Total	$132,824	$97,002

9.   JOINT VENTURE WITH BRISTOL-MYERS SQUIBB

In December 2004, we entered into a collaboration with Bristol-Myers Squibb Company (BMS) to develop and commercialize the fixed-dose combination of Gilead’s Truvada and BMS’s Sustiva® (efavirenz) in the United States. Structured as a joint venture, Gilead and BMS formed the limited liability company, Bristol-Myers Squibb & Gilead Sciences, LLC. Under the terms of the collaboration, Gilead and BMS granted royalty-free sublicenses to the joint venture for the use of their respective company-owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. The ownership interests of the joint venture by Gilead and BMS, which

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

9.   JOINT VENTURE WITH BRISTOL-MYERS SQUIBB (Continued)

reflect their respective economic interests, will be based on the fraction of the estimated net selling price of the fixed-dose combination product attributable to Truvada and Sustiva, respectively, and will be adjusted on an annual basis. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both Gilead’s and BMS’s respective economic interests in the joint venture may vary annually.

Gilead has primary responsibility for clinical development activities and regulatory filings relating to any new products resulting from the collaboration, and BMS and Gilead will share marketing and sales efforts (both parties will provide equivalent sales force efforts for a minimum number of years). The daily operations of the joint venture are governed by four primary joint committees. Gilead will be responsible for accounting, financial reporting and product distribution for the joint venture. Both parties agreed to provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values.

The joint venture’s total equity investment at risk is not expected to be sufficient to allow it to finance its operational activities without the ongoing funding of Gilead and BMS. Further, the joint venture has other attributes that we believe result in it representing a variable interest entity as set forth in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). We expect to consolidate the results of operations and financial position of the joint venture, as we have concluded that we are the primary beneficiary, the party that will absorb a majority of the joint venture’s expected losses. Although we are the primary beneficiary, the legal structure of the joint venture limits the recourse that its creditors will have over the general credit or assets of Gilead. There was no financial information to consolidate in 2004 as operations of the joint venture had not yet begun as of December 31, 2004 and no capital contributions had been made by Gilead or BMS. Beginning in 2005, we expect to consolidate the joint venture and record the minority interest owned by BMS. All significant intercompany transactions will be eliminated.

10.   COLLABORATIVE ARRANGEMENTS AND CONTRACTS

Achillion Pharmaceuticals

In November 2004, we entered into an exclusive license and collaboration agreement with Achillion Pharmaceuticals, Inc. (Achillion). Under this agreement, we were granted worldwide rights for the research, development and commercialization of certain small molecule HCV replication inhibitors involving HCV protease, for the treatment of infection with the hepatitis C virus (HCV). Under this collaboration, Achillion is obligated to continue development of the compounds according to a mutually agreed upon development plan, through completion of a proof-of-concept clinical study in HCV-infected patients. The costs incurred to achieve proof-of-concept will be shared equally between Gilead and Achillion. Following the proof-of-concept study, Gilead is obligated to assume full responsibilities and incur all costs associated with development and commercialization of compounds warranting further development. Achillion has the option to participate in U.S. commercialization efforts for future products arising from this collaboration. In conjunction with the signing of the collaboration, Gilead paid a $5.0 million upfront license fee, which was recorded as research and development expense as there was no

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

10.   COLLABORATIVE ARRANGEMENTS AND CONTRACTS (Continued)

future alternative use for the licensed technology. We also made a $5.0 million investment and purchased 2,300,437 million shares of Achillion’s convertible preferred stock, which was recorded in other noncurrent assets. Additionally, we also agreed to make payments to Achillion upon achievement of certain milestones outlined in our agreement and pay royalties on future net sales of products arising from this collaboration.

Genelabs Technologies

In September 2004, we entered into a license and research collaboration agreement with Genelabs Technologies, Inc. (Genelabs) to research, develop and commercialize certain of Genelabs’ novel nucleoside inhibitors of HCV polymerase for the treatment of chronic infection caused by HCV. In conjunction with the signing of this collaboration agreement, we paid an $8.0 million upfront license fee which was recorded in research and development expense as there is no future alternative use for this technology. For an initially agreed upon term of three years, Genelabs is obligated to lead research efforts. Gilead has the option to extend the research term of the collaboration for an additional year. Gilead will lead all development and commercialization activities. We agreed to provide annual funding of full time equivalents (FTE) which we expect to record as research and development expense. We are obligated to make additional payments upon the achievement of certain milestones, and pay royalties on future net sales of selected compounds that are developed and approved in relation to this collaboration.

Chiron Corporation

In August 2003, we entered into a non-exclusive licensing agreement with Chiron Corporation (Chiron) for the research, development and commercialization of small molecule therapeutics against selected HCV drug targets. Under the agreement, Gilead received non-exclusive rights to use Chiron’s HCV technology to develop and commercialize products for the treatment of HCV. Under the terms of the agreement, we paid Chiron an up-front license fee of $2.0 million that was recorded as research and development expense as there is was no future alternative use for this the licensed technology. We also agreed to make additional payments to Chiron if certain clinical, regulatory or other contractually determined milestones are met. In 2004, we made $2.1 million in payments to Chiron that was recorded as research and development expense. Additionally, we are obligated to make royalty payments in the event a product is developed using the licensed technology.

Japan Tobacco Inc.

In July 2003, Gilead entered into a licensing agreement with Japan Tobacco Inc. (Japan Tobacco) under which Japan Tobacco will commercialize products in our HIV product portfolio in Japan. The agreement includes Viread, Emtriva and Truvada. Under the terms of the agreement, we received an up-front license fee of $4.0 million and are entitled to receive additional cash payments upon achievement of certain milestones. Japan Tobacco also will pay us a royalty on net sales, if any, of these products in Japan. The up-front fee has been recorded as deferred revenue and is being amortized into contract revenue over the period of our supply of products to Japan Tobacco, approximately 13 years as of December 31, 2004. In 2004, we received $2.5 million in milestone payments from Japan Tobacco related to Japanese regulatory approval and marketing authorization for Viread, which we are amortizing over the

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

10.   COLLABORATIVE ARRANGEMENTS AND CONTRACTS (Continued)

same remaining period as the up-front license fee. In January 2005, Japan Tobacco submitted marketing authorization applications for Emtriva and Truvada to Japanese regulatory authorities.

Emory University

In April 1996, Triangle obtained, and in January 2003, we acquired as part of our acquisition of Triangle, an exclusive worldwide license to all of Emory University’s (Emory) rights to purified forms of emtricitabine for use in the HIV and the hepatitis B fields. We are obligated to make certain milestone and royalty payments to Emory, including annual minimum royalties beginning the third year after the first FDA registration is granted for an anti-HIV product incorporating the emtricitabine technology in the United States and the third year after the first registration is granted for an anti-hepatitis B product incorporating the emtricitabine technology in certain major market countries. In 2002, Triangle began paying license maintenance fees because development milestones had not yet been achieved.

Due to the launch of Emtriva in 2003, we began paying royalties to Emory with respect to emtricitabine in the HIV indication. We paid royalties of $9.2 million and $0.7 million in 2004 and 2003, respectively, on net sales of Emtriva and net sales of Truvada, which also incorporates the emtricitabine technology and was launched in 2004. The license agreement with Emory terminates upon the later of patent expiration or the expiration of our obligation to pay royalties. In addition, we have the right to terminate the agreement in its entirety or with respect to one or both indications (HIV and HBV) in one or more countries prior to expiration at any time upon 90 days notice.

GlaxoSmithKline

In April 2002, Gilead and GSK entered into a licensing agreement providing GSK the rights to commercialize Hepsera, our oral antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, we retained rights to Hepsera in the United States, Canada, Eastern and Western Europe, Australia, New Zealand and Turkey. GSK received exclusive rights to develop Hepsera solely for the treatment of chronic hepatitis B in all of its territories, the most significant of which include China, Japan, Korea and Taiwan. In addition, GSK paid us an up-front licensing fee of $10.0 million and could pay us up to $30.0 million upon achievement by GSK of certain regulatory, development and commercial milestones. Of this $30.0 million, $2.0 million was received for the U.S. approval of Hepsera in 2002, $2.0 million was received for the Canadian approval of Hepsera in 2003, and an aggregate of $13.0 million was received for the commercial approvals of Hepsera in Japan, South Korea and Taiwan in 2004. GSK has full responsibility for development and commercialization of Hepsera in its territories. The up-front license fee and approval milestones have been recorded as deferred revenue with a total of $1.6 million, $0.9 million and $0.5 million being recognized as contract revenue in 2004, 2003 and 2002, respectively. The $23.9 million balance of deferred revenue at December 31, 2004 will be amortized into contract revenue over the period of our supply of Hepsera to GSK under the agreement, approximately 11 years.

In addition, GSK is required to pay Gilead royalties on net product sales that GSK generates from sales of Hepsera and Epivir—HBV/Zeffix (GSK’s hepatitis product) in the GSK territories. Gilead began receiving royalties from GSK’s sales of Hepsera in the first quarter of 2004 and recorded $2.1 million of royalty revenue in 2004. We recognize royalty revenue from GSK in the quarter following the quarter in which the related Hepsera sales occur.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

10.   COLLABORATIVE ARRANGEMENTS AND CONTRACTS (Continued)

OSI Pharmaceuticals

In December 2001, we completed the sale of our oncology assets to OSI Pharmaceuticals (OSI). Under the terms our agreement, we are entitled to additional payments from OSI of up to $30.0 million in either cash or a combination of cash and OSI stock if and when OSI reaches certain development milestones for NX 211, the most advanced of the oncology product candidates sold to OSI. Under a related manufacturing agreement, we produce NX 211 and GS 7904L, the two liposomal products included in the sale, at our manufacturing facility in San Dimas, California. In 2004, 2003 and 2002, we recognized $1.4 million, $1.1 million and $3.3 million, respectively, of contract revenue under this manufacturing agreement.

Archemix

In October 2001, we entered into an agreement with Archemix Corporation relating to our SELEX technology. Under this agreement, we gave Archemix exclusive rights to the SELEX process, including therapeutic and other commercial applications to the extent not already licensed under pre-existing agreements. Archemix paid us $9.0 million in 2001 and $8.5 million in 2002. As required by our license agreement with License Equity Holdings, Inc. (ULEHI), we paid 5% of these receipts to ULEHI, therefore recognizing $8.6 million and $8.1 million as contract revenue in 2001 and 2002, respectively. We also received a warrant to purchase 350,000 shares of Archemix common stock, the value of which is not material. As required by our license agreement with ULEHI, we transferred 5% of this warrant to them upon receipt. We have since transferred the remainder of the warrant to ULEHI. No additional payments are due by Archemix under this agreement.

Eyetech

In March 2000, we entered into an agreement with Eyetech Pharmaceuticals, Inc. relating to Macugen. Macugen is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, Eyetech received worldwide rights to all therapeutic uses of Macugen and was responsible for all research and development costs. We received a $7.0 million up-front license fee from Eyetech in April 2000, which was recognized as revenue ratably over the one-year period over which we provided clinical supplies of product to Eyetech. We are also entitled to additional cash payments from Eyetech of up to $25.0 million if Eyetech reaches certain Macugen milestones as well as royalties on worldwide net sales of Macugen. In December 2003, we entered into an agreement with Eyetech to supply Macugen to Eyetech for three years. In 2004 and 2003, we recorded contract revenue of $10.0 million and $2.2 million, respectively, in connection with clinical supplies we provided to Eyetech and milestones achieved by Eyetech. We recognized as contact revenue $7.6 million in milestone payments from Eyetech in the second and third quarters of 2004 upon the filing of new drug applications in Europe and in the U.S for Macugen. In January 2005, Eyetech received FDA approval for the sale of Macugen in the United States. Our agreement with Eyetech expires upon the later of ten years after first commercial sale of any product developed, or the date the last patent expires under the agreement.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

10.   COLLABORATIVE ARRANGEMENTS AND CONTRACTS (Continued)

Additionally, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share, the price at which the stock was issued to other investors. See Note 6 for a discussion of the warrant.

Fujisawa

Our rights to market AmBisome are subject to a 1991 agreement between Gilead and Fujisawa Healthcare, Inc., as successor to Fujisawa USA, Inc. (Fujisawa). Under the terms of the Fujisawa agreement, as amended, Fujisawa and Gilead co-promote AmBisome in the United States. Fujisawa has sole marketing rights to AmBisome in Canada and we have exclusive marketing rights to AmBisome in the rest of the world, provided we pay royalties to Fujisawa in connection with sales in significant Asian markets, including China, India, Japan, Korea and Taiwan. In connection with U.S. sales, Fujisawa purchases AmBisome from Gilead at our manufacturing cost. For sales in Canada, Fujisawa purchases AmBisome at manufacturing cost plus a specified percentage. Fujisawa collects all payments from the sale of AmBisome in the United States and Canada. We receive 20% of Fujisawa’s gross profits from the sale of AmBisome in the United States. Gross profits include a deduction for cost of goods sold, giving us a current effective royalty rate of approximately 17% of Fujisawa’s net sales of AmBisome in the United States. In connection with this agreement, we recorded royalty revenue of $13.0 million in 2004, $12.5 million in 2003 and $15.7 million in 2002.

Sumitomo

In September 1996, Gilead and Sumitomo entered into an agreement pursuant to which Sumitomo agreed to develop and market AmBisome in Japan. Under the terms of the agreement, Sumitomo paid us an initial $7.0 million licensing fee (less withholding taxes of $0.7 million) in October 1996 and a $3.0 million milestone payment (less withholding taxes of $0.3 million) in March 1998. Sumitomo is also required to make additional payments to us if certain clinical and commercial milestones are met and to pay us royalties on all Japanese AmBisome sales. Under the agreement, Gilead is obligated to provide a certain quantity of AmBisome to Sumitomo at no charge and is recognizing the payments received to revenue over the supply period. AmBisome is not yet approved for marketing in Japan.

Roche

In September 1996, Gilead entered into a collaboration agreement with Hoffmann-La Roche (Roche) to develop and commercialize therapies to treat and prevent viral influenza. Under the agreement, Roche received exclusive worldwide rights to Gilead’s proprietary influenza neuraminidase inhibitors. In 2002, we recognized as contract revenue $8.0 million in milestone payments for the European approval of Tamiflu for treatment and prophylaxis. In 2004, we recognized as contract revenue $1.6 million in milestone payments for the Japanese approval of Tamiflu for prophylaxis, the last of all milestones receivable under our agreement.

In addition, Roche is required to pay Gilead royalties on its net product sales of Tamiflu, subject to reduction for certain defined manufacturing costs. We recorded a total of $44.6 million, $12.0 million and $3.4 million of Tamiflu royalties in 2004, 2003 and 2002, respectively. We recognize royalty revenue from Roche in the quarter following the quarter in which the related Tamiflu sales occur.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

10.   COLLABORATIVE ARRANGEMENTS AND CONTRACTS (Continued)

IOCB/REGA

In 1991 and 1992, Gilead entered into agreements with the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and Rega Stichting (IOCB/REGA) relating to certain nucleotide compounds discovered at these two institutions. Under the agreements, Gilead received the exclusive right to manufacture, use and sell these nucleotide compounds, and Gilead is obligated to pay IOCB/REGA a percentage of net revenues received from sales of products containing the compounds, subject to minimum royalty payments. The products covered by the agreement include Vistide, Hepsera and Viread, but exclude Tamiflu. In August 2004, the agreements with IOCB/REGA were amended to include Truvada and any future fixed-dose combination products that contain the licensed technology. Gilead currently makes quarterly payments to IOCB/REGA based on a percentage of Vistide, Hepsera, Viread and Truvada net sales. We paid royalties of $29.1 million, $19.3 million and $7.4 million to IOCB/REGA in 2004, 2003 and 2002, respectively.

In December 2000, the agreements with IOCB/REGA were amended to provide for a reduced royalty rate on future sales of Hepsera or Viread, in return for an up-front payment from Gilead of $11.0 million upon signing the agreement. This payment was recorded as a long-term prepaid royalty and is classified in other noncurrent assets on the balance sheet at December 31, 2004 and 2003. The prepaid royalty is being recognized as royalty expense over the expected commercial life of Viread and Hepsera. Amortization of the $11.0 million payment began as of the product launch dates of Viread and Hepsera.

11.   LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

	December 31,
	2004	2003
Capital lease obligations: monthly installments through 2007; interest rates ranging from 6% to 21%	$415	$462
Total long-term obligations	415	462
Less current portion	(181)	(139)
Long-term obligations due after one year	$234	$323

Future minimum lease payments under capital lease obligations are as follows (in thousands):

Year ending December 31,
2005	$221
2006	196
2007	59
476
Less amount representing interest	(61)
Total	$415

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

11.   LONG-TERM OBLIGATIONS (Continued)

The terms of the various agreements require us to comply with certain financial and operating covenants. At December 31, 2004, we were in compliance with all such covenants.

12.   CONVERTIBLE NOTES

On December 18, 2002, Gilead issued $345.0 million of the 2% convertible senior notes due December 15, 2007. The notes were convertible into a total of up to 14,680,850 shares of Gilead common stock at $23.50 per share. The convertible senior notes were provisionally redeemable in whole or in part, at the option of Gilead, at any time on or after June 20, 2004, at specified redemption prices plus accrued interest. Debt issuance costs of $8.4 million incurred in connection with the issuance of the notes were recorded as other noncurrent assets, and were being amortized to interest expense on a straight-line basis over the contractual term of the notes. Gilead called the convertible senior notes for redemption in October 2004 and issued 14,676,952 shares of Gilead common stock to note holders upon their conversion in November 2004. The redemption price was equal to the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. In connection with the redemption, Gilead paid a make-whole payment of $7.4 million to note holders, representing the equivalent of $60 per $1,000 principal value of the notes less interest actually paid or accrued and unpaid from the date of issuance of the notes to the redemption date. Upon conversion, the $5.1 million unamortized balance of related debt issuance costs was reclassified to additional paid-in capital.

On December 13, 2000, Gilead issued $250.0 million of the 5% convertible subordinated notes due December 15, 2007. The convertible subordinated notes were convertible into a total of up to 20,356,232 shares of Gilead common stock at $12.28 per share. The convertible subordinated notes were redeemable in whole or in part, at the option of Gilead, at any time on or after December 20, 2003, at specified redemption prices plus accrued interest. Debt issuance costs of $8.2 million incurred in connection with the issuance of the convertible subordinated notes were recorded as other noncurrent assets, and were being amortized to interest expense on a straight-line basis over the contractual term of the convertible subordinated notes. In November 2003, Gilead called the convertible subordinated notes for redemption and converted all the notes to 20,356,232 shares of common stock in December 2003. Upon conversion, the $4.6 million unamortized balance of related debt issuance costs was reclassified to additional paid-in capital.

13.   COMMITMENTS AND CONTINGENCIES

Lease Arrangements

We have entered into various long-term noncancelable operating leases for equipment and facilities.

Facility leases in Foster City, California, San Dimas, California and Durham, North Carolina expire on various dates between 2009 and 2013. The Foster City lease has two five-year renewal options. In addition, Gilead has the option to purchase the Foster City properties at a specified amount. The Durham lease has two seven-year renewal options. We also have operating leases for sales, marketing and administrative facilities in Europe and Australia with various terms. Our equipment leases include a corporate airplane, which has an initial term of two years and an annual renewal option of up to ten years.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

13.   COMMITMENTS AND CONTINGENCIES (Continued)

Lease expense under our operating leases totaled approximately $14.9 million in 2004, $15.5 million in 2003 and $13.4 million in 2002.

Aggregate noncancelable future minimum rental payments under operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2005	$14,160
2006	13,765
2007	13,244
2008	12,703
2009	7,912
Thereafter	26,846
$88,630

Legal Proceedings

The complaints in each of the following cases allege that a large number of defendants, including Gilead, overcharged the governmental entity named as the plaintiff for pharmaceutical products furnished to participants in the Medicaid program. In general, the complaints assert claims under federal and state law, except for the Alabama state action, which includes only state law claims, and seek treble damage and attorneys’ fees. The litigations are all at a preliminary stage and it is not possible to predict the outcome. Indeed, to date Gilead has not been served with process in any of these cases except County of Westchester v. Abbott Laboratories, et al. We intend to defend the cases vigorously. As the outcome of these cases cannot be predicted at this time, no amounts have been accrued.

(1)          County of Westchester v. Abbott Laboratories, et al., now pending as part of multi-district litigation in the United States District Court for the District of Massachusetts. This lawsuit was filed against Gilead and approximately 40 other defendants on August 14, 2003. It was amended to include approximately 80 defendants on January 26, 2005.

(2)          City of New York v. Abbott Laboratories et al., pending as part of multi-district litigation in the United States District Court for the District of Massachusetts. This lawsuit was filed against Gilead and approximately 43 other defendants on August 4, 2004. It was amended to approximately 73 defendants on January 26, 2005.

(3)          County of Rockland v. Abbott Laboratories, et al., pending as part of multi-district litigation in the United States District Court for the District of Massachusetts. This lawsuit did not originally name Gilead as a defendant, but was amended to include claims against Gilead as well as approximately 77 other defendants on January 26, 2005.

(4)          State of Alabama v. Abbott Laboratories et al., pending in the Circuit Court of Montgomery County, Alabama. This lawsuit was filed against Gilead and approximately 77 other defendants on January 26, 2005.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

13.   COMMITMENTS AND CONTINGENCIES (Continued)

A purported class action complaint was filed on November 10, 2003 in the United States District Court for the Northern District of California against Gilead and certain of our executive officers. The complaint alleges that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of Gilead’s securities during the period from July 14, 2003 through October 28, 2003. Other similar actions were subsequently filed and the court issued an order consolidating the lawsuits into a single action on December 22, 2003. On February 9, 2004, the court issued an order appointing lead plaintiffs in the consolidated action. On April 30, 2004, lead plaintiffs, on behalf of the purported class, filed their consolidated amended complaint. On June 21, 2004, Gilead and individual defendants filed their motion to dismiss the consolidated amended complaint. On January 25, 2005, the Court granted defendants’ motion to dismiss with leave to amend. No amounts have been accrued to date.

In December 2003, two purported shareholder derivative lawsuits were filed by individual shareholders on behalf of Gilead against its directors and certain executive officers in the Superior Court of the State of California, County of San Mateo alleging, among other things, that defendants violated the California Corporations Code and breached fiduciary duties owing to Gilead. Gilead is named as a nominal defendant. The plaintiffs seek unspecified damages on behalf of Gilead in connection with alleged insider trading during the period between July 14, 2003 and October 28, 2003 and defendants’ alleged breach of their fiduciary duties, abuse of control, waste and mismanagement. The two cases were consolidated into a single action on January 15, 2004. A third, similar case was filed on February 4, 2004 and later consolidated with the prior two cases. Plaintiffs have filed a consolidated complaint, which was amended two times, most recently on November 22, 2004. Gilead demurred to each consolidated complaint, and the court granted each demurrer. On December 14, 2004, plaintiffs filed a motion for leave to file a third consolidated amended complaint and on January 7, 2005, the Court granted the plaintiff’s motion, rendering that complaint the operative complaint. We intend to demur to this complaint. A trial is scheduled for June 13, 2005. As the outcome of these cases cannot be predicted at this time, no amounts have been accrued.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, results of operations or financial position.

Other Commitments and Contingencies

In the normal course of business, we may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters. We accrue for such contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

In the normal course of business, we have entered into various firm minimum purchase commitments for inventory-related materials from certain active pharmaceutical ingredient suppliers. As of December 31, 2004, we had approximately $232.2 million in purchase commitments as follows: $104.7 million in 2005, $42.5 million in 2006, $42.5 million in 2007 and $42.5 million in 2008.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

14.   STOCKHOLDERS’ EQUITY

Preferred Stock

Gilead has 5,000,000 shares of authorized preferred stock issuable in series. Our Board of Directors (Board) is authorized to determine the designation, powers, preferences and rights of any such series. We have reserved 400,000 shares of preferred stock for potential issuance under the Preferred Share Purchase Rights Plan. There was no preferred stock outstanding as of December 31, 2004 and 2003.

Employee Stock Purchase Plan

Under Gilead’s Employee Stock Purchase Plan (ESPP), employees can purchase shares of Gilead common stock based on a percentage of their compensation. The purchase price per share must equal at least the lower of 85% of the market value on the date offered or the date purchased. A total of 12.6 million shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2004, 10.4 million shares of the total shares reserved had been issued under the ESPP (9.8 million shares as of December 31, 2003).

Stock Option Plans

In May 2004, Gilead’s stockholders approved and Gilead adopted the 2004 Equity Incentive Plan (2004 Plan) as replacement for both the 1991 Stock Option Plan (1991 Plan) and the 1995 Non-Employee Directors’ Stock Option Plan (1995 Directors’ Plan). The adoption of the 2004 Plan included an increase of 18,994,142 in the number of shares available for issuance over the remaining shares available for issuance under the 1991 Plan and 1995 Directors’ Plan. The 2004 Plan provides for the issuance of various types of equity awards, such as, incentive stock options, nonstatutory stock options, stock appreciation rights (SAR), dividend equivalent rights, restricted stock, performance units, performance shares and phantom shares. Under the 2004 Plan, the exercise or purchase price of incentive stock options shall not be less than 110% of the fair value of Gilead’s common stock on the date of grant. In the case of nonstatutory stock options and SARs, the per share exercise price shall not be less than 100% of the fair value of Gilead’s common stock on the date of grant. In the case of other types of awards, the exercise or purchase price is determined by the plan administrator. Incentive stock options typically vest over five years pursuant to a formula determined by the Board and expire after ten years. The term of other awards shall be the term stated in the award agreement, but no more than ten years from the date of grant. Eligible participants include employees, directors and consultants of Gilead, except that only employees are eligible for incentive stock options. The Compensation Committee or its delegate determines the awards to be granted as well as vesting terms. At December 31, 2004, there were 16,764,722 shares remaining and available for future grant under the 2004 Plan.

In November 1991, Gilead adopted the 1991 Plan for issuance of common stock to employees and consultants. Options issued under the 1991 Plan can, at the discretion of the Board, be either incentive stock options or nonqualified stock options. In May 1998, the 1991 Plan was amended such that the exercise price of all stock options must be at least equal to the fair value of Gilead’s common stock on the date of grant. The options vest over five years pursuant to a formula determined by the Board and expire after ten years. The 1991 Plan was amended and restated in April 2000 to extend the term of the plan through 2010. In May 2002 the stockholders approved an amendment to the 1991 Plan that increased the

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

14.   STOCKHOLDERS’ EQUITY (Continued)

total number of authorized shares under the plan from 94,000,000 to 106,000,000. In May 2004, the remaining shares available for future grant under the 1991 Plan were transferred to the 2004 Plan. Additionally, if options granted under the 1991 Plan expire or otherwise terminate without being exercised, the shares of our common stock reserved for such options again become available for future grant under the 2004 Plan.

In November 1995, Gilead adopted the 1995 Directors Plan for issuance of common stock to non-employee Directors pursuant to a predetermined formula. The exercise price of options granted under the Directors’ Plan must be at least equal to the fair value of Gilead’s common stock on the date of grant. For options granted before January 2003, vesting is over five years from the date of grant in quarterly five percent installments. Initial options granted after January 2003 to new Directors vest over three years from the date of grant in equal annual installments. Annual grants thereafter to existing Directors vest after one year. All options expire after ten years. In May 2002, the stockholders approved an amendment to the Directors’ Plan that increased the total number of authorized shares under the Plan from 4,400,000 to 5,600,000. In May 2004, the remaining shares available for grant under the 1995 Plan were transferred to the 2004 Plan. Additionally, if options granted under the 1995 Plan expire or otherwise terminate without being exercised, the shares of our common stock reserved for such options again become available for future grant under the 2004 Plan.

Stock plans assumed by Gilead in the merger with NeXstar include the 1988 Stock Option Plan, the 1993 Incentive Stock Plan, and the 1995 Director Option Plan (collectively, NeXstar Plans). Options pursuant to the NeXstar Plans that were issued and outstanding as of July 29, 1999 have been converted into options to purchase Gilead common stock as a result of the merger and remain subject to their original terms and conditions. No shares are available for grant of future options under any of the NeXstar Plans.

Stock plans assumed by Gilead in the acquisition of the net assets of Triangle include the 1996 Stock Option Plan and a separate plan for the former chief executive officer of Triangle (collectively, Triangle Plans). Options pursuant to each plan that were issued and outstanding as of January 23, 2003 have been converted into options to purchase approximately 2.0 million shares of Gilead common stock as a result of the acquisition and remain subject to their original terms and conditions. No shares are available for grant of future options under either of the Triangle Plans.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

14.   STOCKHOLDERS’ EQUITY (Continued)

The following table summarizes activity under all Gilead, NeXstar and Triangle stock option plans. All option grants presented in the table had exercise prices not less than the fair value of the underlying stock on the grant date (shares in thousands):

	Year ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	45,520	$13.50	42,120	$9.34	43,372	$7.13
Granted and assumed	12,748	$30.20	15,742	$20.87	8,742	$16.69
Forfeited	(1,817)	$20.74	(1,942)	$16.29	(1,570)	$10.95
Exercised	(7,038)	$9.61	(10,400)	$7.27	(8,424)	$5.31
Outstanding, end of year	49,413	$18.10	45,520	$13.50	42,120	$9.34
Exercisable, end of year	22,554	$11.41	19,996	$9.05	18,550	$5.91
Weighted average fair value of options granted		$13.71		$13.68		$11.01

The following is a summary of Gilead options outstanding and options exercisable at December 31, 2004 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.63-$7.41	12,400	4.23	$5.81	11,136	$5.63
$ 7.51-$16.91	13,368	6.92	$14.45	7,188	$13.68
$ 16.94-$28.86	14,343	8.40	$22.96	3,175	$18.59
$ 29.12-$70.47	9,302	9.00	$32.24	1,055	$35.36
Total	49,413	7.07	$18.10	22,554	$11.41

Preferred Share Purchase Rights Plan

In November 1994, we adopted a Preferred Share Purchase Rights Plan (Rights Plan). The Rights Plan provides for the distribution of a preferred stock purchase right as a dividend for each share of Gilead common stock. The purchase rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of our common stock, the purchase rights permit the holders (other than the 15% holder) to purchase Gilead common stock at a 50% discount from the market price at that time, upon payment of a specified exercise price per purchase right. In addition, in the event of certain business combinations, the purchase rights permit the purchase of the common stock of an acquirer at a 50% discount from the market price at that time. Under certain conditions, the purchase rights may be redeemed by the Board in whole, but not in part, at a price of

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

14.   STOCKHOLDERS’ EQUITY (Continued)

$0.0025 per purchase right. The purchase rights have no voting privileges and are attached to and automatically trade with Gilead common stock.

In October 1999 and again in October 2003, the Board of Directors approved amendments to the Rights Plan. The first amendment provided, among other things, for an increase in the exercise price of a right under the plan from $15 to $100 and an extension of the term of the plan from November 21, 2004 to October 20, 2009. The second amendment provides, among other things, for an increase in the exercise price of a right under the plan from $100 to $400 and an extension of the term of the Rights Plan to October 27, 2013.

15.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and certain changes in stockholders’ equity that are excluded from net income. Such excluded items, other comprehensive income (loss), includes changes in the fair value of our untriggered effective cash flow hedges, changes in unrealized gains and losses on our available-for-sale securities and changes in our cumulative foreign currency translation account. Comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 is included in our consolidated statement of stockholders’ equity. The components of comprehensive income (loss) are shown net of related taxes where the underlying assets or liabilities are held in jurisdictions that are expected to generate a future tax benefit or liability.

The following reclassifications were recorded in connection with net realized gains (losses) on sales of securities and cash flow hedges that were previously included in comprehensive income (loss) (in thousands):

	Year ended December 31,
	2004	2003	2002
Net unrealized loss arising during the year on available-for-sale securities, net of tax benefit of $1,193, $2,268 and $8,079 for 2004, 2003 and 2002, respectively	$(1,866)	$(3,548)	$(12,637)
Net unrealized gain (loss) arising during the year on cash flow hedges	(26,549)	(765)	221
Reclassification adjustments, net of tax benefit (provision) of $183, $(303) and $5,153 for 2004, 2003 and 2002, respectively	1,051	(695)	8,023
Other comprehensive (loss)	$(27,364)	$(5,008)	$(4,393)

The balance of accumulated other comprehensive income (loss), net of taxes, as reported on the balance sheet consists of the following components (in thousands):

	December 31,
	2004	2003
Net unrealized loss on available-for-sale securities	$(1,932)	$(352)
Net unrealized loss on cash flow hedges	(26,549)	(765)
Net foreign currency translation gain	9,789	5,624
Accumulated other comprehensive income (loss)	$(18,692)	$4,507

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

16.   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Gilead operates in one business segment, which primarily focuses on the development and commercialization of human therapeutics for infectious diseases. All products are included in one segment, because our major products, Viread (tenofovir disoproxil fumarate), Emtriva (emtricitabine) and Truvada (emtricitabine and tenofovir disoproxil fumarate) (collectively, our HIV products) and Ambisome (amphotericin B liposome for injection), which accounted for 90%, 93% and 97% of product sales for the years ended December 31, 2004, 2003 and 2002, respectively, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods, and regulatory environment.

Product sales consist of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
HIV Products:
Viread	$782,915	$566,478	$225,815
Emtriva	57,600	10,021	—
Truvada	67,865	—	—
Total HIV products	908,380	576,499	225,815
AmBisome	211,688	198,350	185,669
Hepsera	112,525	50,506	6,716
Vistide	7,904	7,576	2,631
DaunoXome	1,727	3,410	3,048
Total product revenues	$1,242,224	$836,341	$423,879

The following table summarizes revenues from external customers and collaborative partners by geographic region. Revenues are attributed to countries based on the location of the customer or collaborative partner (in thousands):

	Year ended December 31,
	2004	2003	2002
United States	$683,286	$443,506	$218,958
France	120,859	89,176	42,417
Spain	103,329	78,391	33,591
United Kingdom	88,980	63,066	43,427
Italy	72,038	42,722	20,818
Germany	60,363	42,996	29,461
Switzerland	54,718	16,492	12,445
Other European countries	93,048	64,273	47,527
Other countries	48,000	27,242	18,146
Total revenues	$1,324,621	$867,864	$466,790

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

16.   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Continued)

At December 31, 2004, the net book value of our property, plant and equipment was $223.1 million. Approximately 94% of such assets are located in the United States. At December 31, 2003, the net book value of property, plant and equipment was $198.2 million, and approximately 95% of such assets were located in the United States.

The following table summarizes revenues from our three largest customers who distribute our drugs primarily in the United States (as a % of total revenues):

	Year ended December 31,
	2004	2003	2002
Cardinal Health, Inc.	17.3%	17.3%	10.3%
AmerisourceBergen Corp.	10.9%	13.7%	11.9%
McKesson Corp	10.2%	11.6%	11.0%

17.   INCOME TAXES

The provision for (benefit from) income taxes consisted of the following (in thousands):

		Year ended December 31,
		2004	2003	2002
Federal	Current	$20,790	$5,175	$(1,300)
	Deferred	141,218	(89,363)	—
		162,008	(84,188)	(1,300)
State	Current	16,883	1,016	4
	Deferred	20,654	(20,824)	—
		37,537	(19,808)	4
Foreign	Current	7,383	9,849	2,596
	Deferred	123	(1,383)	—
		7,506	8,466	2,596
		$207,051	$(95,530)	$1,300

Foreign pre-tax income (loss) was $83.9 million in 2004, $(79.7) million in 2003 and $(24.1) million in 2002. Gilead’s foreign subsidiaries generated operating losses in 2003 and 2002 reflecting the costs of building a commercial infrastructure in Europe and the foreign subsidiaries’ investment in our research and development efforts. Unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, are approximately $30.5 million as of December 31, 2004. The residual U.S. tax liability, if such amounts were remitted, would be approximately $12.0 million.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

17.   INCOME TAXES (Continued)

The difference between the provision for (benefit from) taxes on income and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for (benefit from) income taxes, is explained below (in thousands):

	Year ended December 31,
	2004	2003	2002
Income (loss) before provision for (benefit from) income taxes	$656,422	$(167,533)	$73,397
Tax at federal statutory rate	$229,748	$(58,636)	$25,689
State taxes, net of federal benefit	24,399	660	4
Benefitted losses	(14,192)	(150,842)	(23,601)
Change in valuation allowance	(14,192)	(111,570)	—
Foreign earnings at different rates	(8,607)	3,081	508
Research and experimentation credits	(4,986)	—	—
In-process research and development charge	—	170,913	—
Foreign losses at different rates	—	45,689	—
Other	(5,119)	5,175	(1,300)
Provision for (benefit from) income taxes	$207,051	$(95,530)	$1,300

The tax benefits associated with stock option exercises and the employee stock purchase plan resulted in a tax benefit of $22.0 million during the year ended December 31, 2004. Such benefit was credited to additional paid-in capital when realized.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

17.   INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$50,023	$156,789
Research and other tax credit carryforwards	43,541	63,329
Reserves and accruals not currently deductible	23,052	26,458
Depreciation related	15,143	5,091
Capitalized research and development expenses	4,439	6,961
Other, net	8,718	50,607
	144,916	309,235
Valuation allowance	(33,349)	(59,174)
Total deferred tax assets	111,567	250,061
Deferred tax liabilities:
Unremitted foreign earnings	(13,074)	—
Total deferred tax liabilities	(13,074)	—
Net deferred tax assets	$98,493	$250,061

The valuation allowance decreased by $25.8 million and $167.6 million for the years ended December 31, 2004 and 2003, respectively.

We have a valuation allowance of $33.3 million and $59.2 million at December 31, 2004 and 2003, respectively. We have concluded, based on the standard set forth in SFAS No. 109, Accounting for Income Taxes, that it is more likely than not that we will not realize any benefits from the related deferred tax assets. We will assess the need for the valuation allowance at each quarter end based on all available evidence. Approximately $11.0 million of the valuation allowance at December 31, 2004 relates to tax benefits of stock option deductions, which will be credited to additional paid-in capital when realized.

At December 31, 2004, we had U.S. federal net operating loss carryforwards of approximately $142.9 million. The federal net operating loss carryforwards will expire at various dates through 2023, if not utilized. In addition, we had federal and state tax credit carryforwards of approximately $41.4 million and $3.4 million, respectively, which expire at various dates through 2023, if not utilized.

Utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. We have started an

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

17.   INCOME TAXES (Continued)

evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the AJCA. We expect to complete our evaluation of the potential effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under the AJCA is between zero and $500 million (maximum allowable to the Company as defined in the AJCA). The related potential range of income tax cannot be reasonably estimated at December 31, 2004.

18.   DEFERRED COMPENSATION PLANS

Gilead maintains one retirement savings plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (Gilead Plan). Under the Gilead Plan, employees may contribute up to 15% of their eligible annual compensation. Gilead makes matching contributions under the Gilead Plan. We contribute up to 50% of an employee’s first 6% of contributions up to an annual maximum match of $2,500. Our total matching contribution expense under the Gilead Plan was $1.8 million in 2004, $1.4 million in 2003 and $1.2 million in 2002.

Gilead maintains a deferred compensation plan under which our directors and officers may defer compensation for income tax purposes under the Internal Revenue Code. Under the plan, officers may contribute up to 70% of their annual salaries and up to 100% of their annual management bonus while directors may contribute up to 100% of their annual retainer fee. Amounts deferred by participants are deposited with a rabbi trust and are recorded in other noncurrent assets in the consolidated balance sheet. Beginning in 2004, directors may also elect to receive all or a portion of their annual cash retainer in phantom shares. As of December 31, 2004, we have issued 3,030 phantom shares. Participants can elect one of several distribution dates available under the plan at which they will receive their deferred compensation payment.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

19.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table is in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004(1)(2)(6)
Total revenues	$309,127	$319,722	$326,187	$369,585
Gross profit on product sales	241,636	257,240	269,885	306,876
Total costs and expenses	164,704	161,524	162,417	204,287
Net income	114,428	111,459	113,240	110,244
Net income per share—basic	$0.27	$0.26	$0.26	$0.25
Net income per share—diluted	$0.25	$0.24	$0.25	$0.24

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003(3)(4)(5)(6)
Total revenues	$165,105	$238,870	$200,372	$263,517
Gross profit on product sales	134,592	198,562	168,139	222,357
Total costs and expenses	598,702	131,098	121,199	175,540
Net income (loss)	(438,054)	100,372	73,096	192,583
Net income (loss) per share—basic	$(1.11)	$0.25	$0.18	$0.47
Net income (loss) per share—diluted	$(1.11)	$0.23	$0.17	$0.43

(1)          In the first quarter of 2004, Gilead recorded a pre-tax gain of $20.6 million related to our warrants in Eyetech which completed its initial public offering.

(2)          In the fourth quarter of 2004, Gilead recorded an expense of $7.4 million in connection with a make-whole payment to our convertible senior debt holders in relation to the redemption and conversion of our convertible senior debt.

(3)          In the first quarter of 2003, Gilead completed the acquisition of the net assets of Triangle and recorded a charge of $488.6 million for purchased in-process research and development.

(4)          In the third quarter of 2003, Gilead was reimbursed $13.2 million of research and development expenses resulting from the settlement of a contractual dispute with a vendor.

(5)          In the fourth quarter of 2003, Gilead recorded non-cash impairment charges against certain long-lived assets of $10.2 million. In addition, we recorded an income tax benefit of $111.6 million related to the reduction of the valuation allowance on certain of our net deferred tax assets.

(6)          On September 3, 2004, Gilead implemented a two-for-one stock split in the form of stock dividends. All share and per share amounts for all periods presented have been restated to reflect the stock split.

GILEAD SCIENCES, INC.
Schedule II: Valuation and Qualifying Accounts

	Balance at	Additions			Balance at
	Beginning of Period	Charged to Expense	Charged to Other	Deductions	End of Period
Year ended December 31, 2004:
Accounts receivable allowances(1)	$25,607	$65,442	$340	$63,898	$27,491
Inventory reserve	3,138	1,606	—	1,689	3,055
Valuation allowance for deferred tax assets	59,174	—	—	25,825	33,349
Year ended December 31, 2003:
Accounts receivable allowances(1)	$11,003	$47,319	$436	$33,151	$25,607
Inventory reserve	1,615	2,899	—	1,376	3,138
Valuation allowance for deferred tax assets	226,821	—	—	167,647	59,174
Year ended December 31, 2002:
Accounts receivable allowances(1)	$4,293	$21,546	$—	$14,836	$11,003
Inventory reserve	1,156	855	—	396	1,615
Valuation allowance for deferred tax assets	212,700	—	14,121	—	226,821

(1)          Allowances are for doubtful accounts, sales returns, cash discounts and chargebacks.

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

Signature	Title	Date
/s/ JOHN C. MARTIN	President and Chief Executive Officer, Director	March 14, 2005
John C. Martin	(Principal Executive Officer)
/s/ JOHN F. MILLIGAN	Executive Vice President, Chief Financial Officer	March 14, 2005
John F. Milligan	(Principal Financial and Accounting Officer)
/s/ JAMES M. DENNY	Chairman of the Board of Directors	March 14, 2005
James M. Denny
/s/ PAUL BERG	Director	March 14, 2005
Paul Berg
/s/ ETIENNE F. DAVIGNON	Director	March 14, 2005
Etienne F. Davignon

/s/ GORDON E. MOORE	Director	March 14, 2005
Gordon E. Moore
/s/ NICHOLAS G. MOORE	Director	March 14, 2005
Nicholas G. Moore
/s/ GEORGE P. SHULTZ	Director	March 14, 2005
George P. Shultz
/s/ GAYLE E. WILSON	Director	March 14, 2005
Gayle E. Wilson