Form 10-Q
period 2005-03-31
GILEAD SCIENCES INC
filed 2005-05-06
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

Number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of April 30, 2005: 451,811,824

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business including the following: GILEAD®, GILEAD SCIENCES®, HEPSERA®, VIREAD®, VISTIDE®, DAUNOXOME®, AMBISOME®, EMTRIVA®, TRUVADA®.  MACUGEN® is a registered trademark belonging to Eyetech Pharmaceuticals, Inc., SUSTIVA® is a registered trademark of Bristol-Myers Squibb Company and TAMIFLU® is a registered trademark belonging to F. Hoffmann-La Roche.  This report also includes other trademarks, service marks and trade names of other companies.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$281,941	$280,909
Marketable securities	1,189,826	973,129
Accounts receivable, net	385,444	371,245
Inventories	135,506	135,991
Deferred tax assets	33,001	53,047
Prepaid expenses and other	44,526	35,373
Total current assets	2,070,244	1,849,694
Property, plant and equipment, net	225,428	223,106
Noncurrent deferred tax assets	34,913	45,446
Other noncurrent assets	38,898	37,717
	$2,369,483	$2,155,963
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,862	$47,552
Accrued clinical and preclinical expenses	7,807	7,547
Accrued compensation and employee benefits	40,186	45,469
Income taxes payable	38,274	8,698
Other accrued liabilities	132,817	124,126
Deferred revenue	15,112	19,880
Long-term obligations due within one year	161	181
Total current liabilities	270,219	253,453

Long-term deferred revenue	35,538	31,404
Long-term obligations	259	234
Minority interest in joint venture	115	—

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.001 per share; 700,000 shares authorized; 450,505 and 448,822 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	451	449
Additional paid-in capital	1,910,928	1,893,926
Accumulated other comprehensive loss	(507)	(18,692)
Deferred stock compensation	(361)	(539)
Retained earnings (accumulated deficit)	152,841	(4,272)
Total stockholders’ equity	2,063,352	1,870,872
	$2,369,483	$2,155,963

(1)   The condensed consolidated balance sheet at December 31, 2004 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product sales	$400,211	$276,585
Royalty and contract revenue	30,203	32,542
Total revenues	430,414	309,127

Costs and expenses:
Cost of goods sold	57,415	34,949
Research and development	70,434	58,545
Selling, general and administrative	80,135	71,210
Total costs and expenses	207,984	164,704

Income from operations	222,430	144,423

Gain on Eyetech warrants	—	20,576
Interest and other income, net	8,366	2,928
Interest expense	(9)	(2,089)
Minority interest in joint venture	261	—

Income before provision for income taxes	231,048	165,838

Provision for income taxes	73,935	51,410

Net income	$157,113	$114,428

Net income per share - basic	$0.35	$0.27

Net income per share – diluted	$0.34	$0.25

Shares used in per share calculation - basic	449,549	427,268

Shares used in per share calculation - diluted	467,619	460,402

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$157,113	$114,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,137	5,850
Gain on Eyetech warrants	—	(20,576)
Deferred tax assets	30,579	43,220
Other non-cash transactions	721	3,470
Changes in operating assets and liabilities:
Accounts receivable, net	(223)	(27,391)
Inventories	485	(3,150)
Prepaid expenses and other assets	(10,597)	(9,345)
Accounts payable	(11,690)	(7,544)
Income taxes payable	29,576	1,239
Accrued liabilities	25,758	(10,653)
Deferred revenue	(634)	8,658
Net cash provided by operating activities	227,225	98,206

INVESTING ACTIVITIES:
Purchases of marketable securities	(491,449)	(365,206)
Proceeds from sales and maturities of marketable securities	272,818	218,053
Other capital expenditures	(8,875)	(5,378)
Net cash used in investing activities	(227,506)	(152,531)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock	17,031	10,917
Repayments of long-term debt	120	—
Net cash provided by financing activities	17,151	10,917

Effect of exchange rate changes on cash	(15,838)	4,274
Net increase (decrease) in cash and cash equivalents	1,032	(39,134)

Cash and cash equivalents at beginning of period	280,909	194,719

Cash and cash equivalents at end of period	$281,941	$155,585

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information.  The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Gilead Sciences, Inc. (Gilead, the Company or we) believes are necessary for a fair presentation of the periods presented.  These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, clinical trial accruals and our tax provision.  Actual results may differ from these estimates.  The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its joint venture with Bristol-Myers Squibb Company (BMS), for which Gilead is the primary beneficiary as determined under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R).  Minority interest is recorded for BMS’ interest in the joint venture.  Significant intercompany transactions have been eliminated.  Certain prior year amounts have been reclassified to be consistent with the current year presentation.  The accompanying financial information should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

During the second quarter of 2004, in order to better reflect the nature of certain clinical trials being performed in Europe, the Company began recording certain Phase 4 clinical trial expenses as research and development that were previously classified as selling, general and administrative.  In order to be consistent with the current period presentation, $4.9 million of expenses were reclassified from selling, general and administrative to research and development expenses for the quarter ended March 31, 2004.

On September 3, 2004, Gilead completed a two-for-one stock split, effected in the form of a stock dividend, to stockholders of record as of August 12, 2004.  Accordingly, all share and per share amounts for all periods reflect this stock split.

Revenue Recognition

Eyetech Pharmaceuticals, Inc. (Eyetech) began commercial sales of Macugen® (pegaptanib sodium injection) in the United States during the quarter ended March 31, 2005.  Royalty revenue from sales of Macugen is recognized when received, which is in the quarter following the quarter in which the corresponding sales occur.

Earnings Per Share

Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is calculated based on the weighted-average number of common shares and other dilutive securities.  Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and equivalents are determined based on the treasury stock method.  Dilutive potential common shares resulting from the assumed conversion of convertible notes are determined based on the if-converted method.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income used in calculation of basic earnings per share	$157,113	$114,428
Interest expense, net of related tax	—	1,302
Net income used in calculation of diluted earnings per share	$157,113	$115,730

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	449,549	427,268
Effect of dilutive securities:
Stock options and equivalents	18,070	18,454
Convertible debt	—	14,680
Weighted-average common shares outstanding used in calculation of diluted earnings per share	467,619	460,402

Options to purchase approximately 2.5 million and 8.4 million shares of common stock were also outstanding during the three months ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure (collectively, SFAS 123), we have elected to continue to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and Financial Accounting Standards Board Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for our employee stock-based plans.  Under APB 25, if the exercise price of Gilead’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

The table below presents the net income and basic and diluted net income per share if compensation cost for the Gilead, NeXstar Pharmaceuticals, Inc. and Triangle Pharmaceuticals, Inc. stock option plans and the employee stock purchase plan (ESPP) had been determined based on the estimated fair value of awards under those plans on the grant or purchase date in accordance with SFAS 123 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004

Net income – as reported	$157,113	$114,428
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	92	179
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(19,433)	(16,894)
Pro forma net income	$137,831	$97,713

Net income per share:
Basic - as reported	$0.35	$0.27
Basic - pro forma	$0.31	$0.23
Diluted - as reported	$0.34	$0.25
Diluted - pro forma	$0.30	$0.22

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  As a result, further refinement of our model assumptions or utilization of newer models more appropriate for our employee stock options may, in the future, generate fair values that differ from those calculated based on Black-Scholes.  To calculate the estimated fair value of the awards, we used the multiple option approach and the following assumptions:

	Three Months Ended March 31,
	2005	2004
Expected life in years (from vesting date):
Stock options	1.87	1.84
ESPP	1.40	1.63
Discount rate:
Stock options	3.7%	2.9%
ESPP	2.5%	1.7%
Expected volatility	47%	51%
Expected dividend yield	0%	0%

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123.  SFAS 123R supercedes APB 25 and amends SFAS No. 95, Statement of Cash Flows.  SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first quarterly period after June 15, 2005, with early adoption permitted.  On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates for SFAS 123R such that the Company is now allowed to adopt the new standard effective January 1, 2006.    The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  We expect to adopt SFAS 123R on January 1, 2006.

Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include modified prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  We are currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to our employee and director stock options and employee stock purchase plan.  Although we have not yet determined the method of adoption or the effect of adopting SFAS 123R, we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.  The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

2.     Inventories

Inventories are summarized as follows (in thousands):

	March 31, 2005	December 31, 2004

Raw materials	$98,618	$93,942
Work in process	11,690	11,103
Finished goods	25,198	30,946
Total inventories	$135,506	$135,991

3.     Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Net income	$157,113	$114,428
Net foreign currency translation loss	(1,861)	(712)
Net unrealized gain on cash flow hedges	22,089	839
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	(2,042)	3,358
Comprehensive income	$175,299	$117,913

4.     Eyetech Warrants

In March 2000, we entered into an agreement with Eyetech relating to our proprietary aptamer EYE001, currently known as Macugen.  Pursuant to this agreement, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share.  In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the carrying value of the warrant to its estimated fair value, resulting in a gain of $20.6 million which is included in our condensed consolidated statement of operations for the three months ended March 31, 2004.  The fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%.  At the end of the first quarter of 2004, we exercised the warrant on a net basis using shares of Eyetech common stock as consideration for the exercise price and subsequently held 646,841 shares of Eyetech common stock.  In the second quarter of 2004, we sold all of the Eyetech shares we held and realized a gain of approximately $2.3 million.

5.     Japan Tobacco Collaboration

In March 2005, we entered into a licensing agreement with Japan Tobacco Inc. (Japan Tobacco), under which Japan Tobacco granted Gilead exclusive rights to develop and commercialize a novel HIV integrase inhibitor GS 9137 (formerly called JTK-303) in all countries of the world, excluding Japan, where Japan Tobacco will retain such rights.  Under the terms of the agreement, Gilead incurred an upfront license fee of $15.0 million which is included in research and development expenses for the three months ended March 31, 2005 as there is no future alternative use for this technology.  Additionally, we are obligated to make additional cash payments of up to $90.0 million upon the achievement of certain milestones as well as pay royalties based on any future net product sales in the territories where Gilead may market the drug.

6.     Contingencies

Legal Proceedings

Gilead is one of a large number of pharmaceutical defendants that has been named in complaints filed by an assortment of states, counties and municipalities alleging that the defendants, including Gilead, reported inaccurate prices for their products, causing the governmental entity named as the plaintiff to overpay for pharmaceutical products furnished to participants in the Medicaid program.  Twenty-three of the complaints in which Gilead has been named have been consolidated as part of multi-district litigation in the United States District Court for the District of Massachusetts.  To its knowledge, Gilead has also been named in one additional case, State of Alabama v. Abbott Laboratories et al., pending in the Circuit Court of Montgomery County, Alabama.  In general, the complaints assert claims under federal and state law, except for the Alabama state action, which includes only state law claims, and seek treble damage and attorneys’ fees.  The litigations are all at a preliminary stage and it is not possible to predict the outcome.  Indeed, to date Gilead has been served with process in only two of these cases.  We intend to defend the cases vigorously.  As the outcome of these cases cannot be predicted at this time, no amounts have been accrued.

A purported class action complaint was filed on November 10, 2003 in the United States District Court for the Northern District of California against Gilead and our Company’s Chief Executive Officer, Chief Financial Officer, former Executive Vice President of Operations (and current Senior Business Advisor), Executive Vice President of Research and Development, and Senior Vice President of Manufacturing and Research.  The complaint alleges that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements.  The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of Gilead’s securities during the period from July 14, 2003 through October 28, 2003.  Other similar actions were subsequently filed and the court issued an order consolidating the lawsuits into a single action on December 22, 2003.  On February 9, 2004, the court issued an order appointing lead plaintiffs in the consolidated action.  On April 30, 2004 lead plaintiffs, on behalf of the purported class, filed their consolidated amended complaint.  On June 21, 2004 the Company and individual defendants filed their motion to dismiss the consolidated amended complaint.  On January 4, 2005 the court granted defendants’ motion to dismiss with leave to amend.  Plaintiffs filed a Second Amended Complaint on February 25, 2005.  On March 11, 2005 Plaintiffs filed a Third Amended Complaint.  Defendants will file a motion to dismiss this complaint by May 10, 2005 and the matter is set to be heard on September 27, 2005.  No trial date has been scheduled.

In December 2003, two purported shareholder derivative lawsuits were filed by individual shareholders on behalf of Gilead against its directors and certain executive officers in the Superior Court of the State of California, County of San Mateo, alleging, among other things, that defendants violated the California Corporations Code and breached fiduciary duties owing to Gilead.  Gilead is named as a nominal defendant.  The plaintiffs seek unspecified damages on behalf of Gilead in connection with alleged insider trading during the period between July 14, 2003 and October 28, 2003 and defendants’ alleged breach of their fiduciary duties, abuse of control, waste and mismanagement.  The two cases were consolidated into a single action on January 15, 2004.  A third, similar case was filed on February 4, 2004 and later consolidated with the Consolidated Action.  Plaintiffs filed a consolidated complaint on February 12, 2004.  On March 17, 2004 defendants’ demurred to the Consolidated Complaint, and on May 12, 2004 the court granted defendants’ demurrer.  On June 2, 2004 plaintiffs filed their amended consolidated complaint and on June 4, 2004 defendants filed their demurrer to that complaint.  On October 20, 2004, the Court granted Defendants’ demurrer.  On November 22, 2004, plaintiffs filed their Consolidated Second Amended Complaint.  On December 14, 2004, plaintiffs filed their Motion for Leave to File Consolidated Third Amended Complaint and on January 7, 2005, the Court granted their motion, rendering that complaint the operative complaint.  Defendants demurred to this complaint on February 9, 2005.  The current hearing date for Defendants’ demurrer has yet to be determined.  It is anticipated that plaintiffs will file a motion for leave to amend their Consolidated Third Amended Complaint prior to a hearing of Defendants’ demurrer.  The trial is currently scheduled for June 13, 2005, although Gilead anticipates that this date will change.

We are also a party to various other legal actions that arose in the ordinary course of our business.  We do not believe that any of these other legal actions will have a material adverse impact on our business, results of operations or financial position.

7.     Disclosures about Segments of an Enterprise and Related Information

Gilead operates in one business segment, which primarily focuses on the development and commercialization of human therapeutics for infectious diseases.  All products are included in one segment, because our major products, Viread® (tenofovir disoproxil fumarate), Emtriva® (emtricitabine) and Truvada® (emtricitabine and tenofovir disoproxil fumarate) (collectively, our HIV products),  and AmBisome® (amphotericin B) liposome for injection, which accounted for 89% and 90% of our total product sales in the three months ended March 31, 2005 and 2004, respectively, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods, and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004

HIV Products:
Viread	$197,843	$193,096
Truvada	91,167	—
Emtriva	12,446	11,960
HIV products	301,456	205,056
AmBisome	54,214	51,873
Hepsera	42,665	18,922
Vistide	1,595	158
DaunoXome	281	576
Total product sales	$400,211	$276,585

The following table summarizes total revenues from external customers and collaborative partners by geographic region.  Revenues are attributed to countries based on the location of Gilead’s customer or collaborative partner (in thousands):

	Three Months Ended March 31,
	2005	2004

United States	$226,720	$143,077
France	39,112	30,912
Spain	30,365	26,147
Germany	26,393	11,947
Italy	25,652	16,376
United Kingdom	23,968	17,470
Switzerland	14,959	29,618
Other European countries	28,265	23,554
Other countries	14,980	10,026
Total revenues	$430,414	$309,127

The following table summarizes revenues from our three largest customers who distribute our drugs primarily in the United States (as a % of total revenues):

	Three Months Ended March 31,
	2005	2004

AmerisourceBergen Corp.	12%	13%
Cardinal Health, Inc.	20%	17%
McKesson Corp.	12%	10%

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases.  We are a multinational company, with revenues from nine approved products and marketing operations in eleven countries.  We focus our research and clinical programs on anti-infectives.  Currently, we market Viread, Emtriva and Truvada for the treatment of HIV infection; Hepsera® (adefovir dipivoxil) for the treatment of chronic hepatitis B; AmBisome for the treatment of fungal infection; and Vistide® (cidofovir injection) for the treatment of CMV retinitis.  F. Hoffmann-La Roche (Roche) markets Tamiflu® (oseltamivir phosphate) for the treatment of influenza, under a royalty paying collaborative agreement with us.  In January 2005, Eyetech began marketing Macugen in the United States for the treatment of neovascular age-related macular degeneration, under a royalty paying collaborative agreement with us.  Since we recognize Macugen royalty revenues when received, we will not be recording any potential royalties from Eyetech until the second quarter of 2005.

Our operating results for the first quarter of 2005 were marked by several significant quarterly milestones including net product sales of $400.2 million and operating cash flows of $227.2 million.  A 47% increase in HIV product sales (Viread, Emtriva and Truvada) in the first quarter of 2005 over the first quarter of 2004, served as a key driver in increasing total product sales by 45% over the same comparative period.  In particular, progress made by Truvada in the United States since its launch in the third quarter of 2004, contributed to overall gains in prescriptions for our U.S. HIV products in the first quarter of 2005 over the first quarter of 2004.  Outside of the United States, higher product sales were primarily driven by sales volume increases in Viread and Emtriva and the launch of Truvada in Germany and the United Kingdom.  AmBisome product sales in the first quarter of 2005 increased by 5% when compared to the first quarter of 2004 due to higher sales volume in certain territories amidst increasing competition.  Hepsera product sales for the first quarter of 2005 increased by 125% when compared to the first quarter of 2004 due to our continued progress in launching the product in various European regions as well as higher prescription levels in the United States.  On an overall product sales basis, our 2004 efforts to enhance our global sales and marketing infrastructure has helped to drive the increase in revenues and Gilead’s operating performance in 2005.

During the first quarter of 2005, we also initiated collaborative activities to develop and commercialize the fixed-dose combination of Gilead’s Truvada and Bristol Myers Squibb’s (BMS) Sustiva® (efavirenz) in the United States and began consolidating the financial statements of our joint venture with BMS.  We also continued to execute on our in-licensing strategy by entering into a license agreement with Japan Tobacco for the rights to develop and commercialize a novel HIV integrase inhibitor.  The combination of the $15.0 million upfront license fee related to our Japan Tobacco collaboration and the higher cost sharing activities related to our hepatitis C collaborations contributed to increased research and development spending in the first quarter of 2005 when compared to the first quarter of 2004.

Forward-Looking Statements and Risk Factors

The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should also read the “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004 for more detailed information regarding these and other risks and uncertainties that can affect our actual financial and operating results.

Dependence on our HIV products and AmBisome.  We currently depend on sales of our HIV products, especially Viread and Truvada, as well as AmBisome, to support our existing operations.  If we are unable to continue growing revenues from our HIV products or to maintain AmBisome sales, our results of operations are likely to suffer and we may need to scale back our operations.  Our sales of these products may decline for many of the reasons described in this Risk Factors section.

In particular, we face significant competition from businesses that have substantially greater resources than we do.  For example, our HIV products compete primarily and directly with products from GlaxoSmithKline (GSK), which is substantially larger than us, has more HIV products than we do, and has operated in the HIV field for longer than we have.  For AmBisome, we are encountering significant competition from new products produced by Merck & Co., Inc. and Pfizer Inc. (Pfizer).  These companies have substantially greater resources than we do and may significantly impede our ability to be successful with our HIV products and AmBisome.

New Products and Growth of Existing Product Revenues.  If we do not introduce new products or increase revenues from our existing products, we will not be able to grow our revenues.  Each new product commercialization effort will face the risks outlined in this Risk Factors section.  If we fail to increase our sales of our HIV products, we may not be able to increase revenues and expand our research and development efforts.  In addition, we may face difficulties in our collaboration efforts with BMS to formulate a once-a-day single pill combination of Truvada and Sustiva.  For example, one of the formulations we developed of this combination did not demonstrate bioequivalence in humans to the individual components, as required for regulatory approval.  While the failure of this particular formulation did not alter our expected timelines for filing for regulatory approval, if the other formulations of this combination we have developed fail, we could experience delays in filing for approval.  Failure to achieve any of these objectives when expected, or at all, may have a material adverse effect on our business and results of operations.

Product Profiles and Safety.  As our products, including Viread, Truvada, AmBisome, Hepsera and Emtriva, are used over longer periods of time in many patients taking numerous other medicines, we have found and expect to continue to find new issues such as safety, resistance or drug interactions, which may require us to provide additional warnings on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products.  If serious safety, resistance or interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities.

Regulatory Process.  The products that we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the U.S. Food and Drug Administration (FDA) and comparable regulatory agencies in other countries.  We are continuing clinical trials for Viread, Truvada, AmBisome, Hepsera and Emtriva for currently approved and additional uses and we anticipate that we will file for marketing approval in additional countries and for additional products over the next several years.  If these products fail to receive marketing approval on a timely basis, or at all, or if our marketed products or our manufacturing processes are the subject of regulatory changes, actions or recalls, our results of operations may be adversely affected.

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

Manufacturing.  We depend on third parties to perform manufacturing activities effectively and on a timely basis for most of our products.  If these third parties fail to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval, and these events could harm our competitive position.  Third-party manufacturers may develop problems over which we have no control and these problems may adversely affect our business.

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

Collaborations.  We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance.  These include collaborations with Astellas Pharma, Inc. (created through the merger of Yamanouchi Pharmaceutical Co. Ltd. and Fujisawa Pharmaceutical Co., Ltd.) and Sumitomo Pharmaceuticals Co. Ltd. for AmBisome, GSK for Hepsera, Roche for Tamiflu, Pfizer for Vistide, Eyetech and Pfizer for Macugen, and Japan Tobacco for Viread, Emtriva and Truvada and our joint venture with BMS to develop and commercialize a fixed-dose combination of Truvada and Sustiva.  In many countries, we rely on international distributors for sales of Viread, Truvada, Ambisome, and Emtriva, and in some European countries, we intend to rely only on international distributors for sales of Hepsera.  Some of these relationships also involve the clinical development of products by our partners.  Reliance on collaborative relationships poses a number of risks, including the risk that we are not able to control the resources our partners devote to our programs or products, disputes may arise with respect to the ownership of rights to technology, disagreements could cause delays in or termination of projects or result in litigation or arbitration, contracts may fail to provide significant protection or to be effectively enforced if a partner fails to perform, our partners may pursue competing technologies or devote fewer resources to the marketing of our products than they do to products of their own development and our partners may be unable to pay us.  Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaboration efforts.  If these efforts fail, our product development or commercialization of new products could be delayed and revenue from existing products could decline.

Fluctuations in Operating Results.  The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval are extremely expensive.  It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter.  Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter.  In addition, approximately 89% of our product sales in the United States are to three distributors, AmeriSource Bergen Corp., McKesson Corp. and Cardinal Health, Inc.  Channel inventory levels can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand.  Although we have entered into inventory management agreements with our three major U.S. wholesalers, we do not know whether they will continue to be effective in matching inventory levels to end user demand, as we rely on the wholesalers to estimate end user demand.

Foreign Currency Risk.  A significant percentage of our product sales are denominated in foreign currencies, most of which are in Euro.  Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar equivalent sales and negatively impact our financial condition and results of operations.  We have a hedging program to partially mitigate the impact of foreign currency fluctuations on our results of operations; however, as this program only hedges a portion of our total exposure, significant foreign exchange rate fluctuations within a short period of time could adversely affect our results of operations.

Credit Risks.  We are particularly subject to credit risk from our European customers.  Our European product sales to government owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices.  If significant changes were to occur in the reimbursement practices of European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.  Although we have received a significant payment from a customer in southern Europe in the first quarter of 2005 in settlement of old receivables, we cannot be assured that other customers will make similar payments in the future.

Imports.  Our sales in countries with relatively higher prices may be reduced if products can be imported into those countries from lower price markets.  There have been cases in which pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be resold at much higher prices.  If this happens with our products, particularly Viread and Truvada, which we have agreed to provide at our cost to all countries in Africa and to the forty-two other countries participating in our global Access Program, our revenues would be adversely affected.   In addition, in the European Union, we are required to permit cross-border sales.  This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices.  Additionally, some U.S. consumers have been able to purchase products, including HIV medicines, from Internet pharmacies in other countries at substantial discounts.  Such cross-border sales could adversely affect our revenues and results of operations.

Compulsory Licenses.  In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost.  Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales.  Recently, certain offices of the government of Brazil declared that they are considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection.  We are currently engaged in discussions with the Brazilian government concerning the likelihood that such licenses will be issued.  Certain countries do not permit enforcement of our patents and manufacturers are able to sell generic versions of our products in those countries.  Compulsory licenses or generic versions of our products could significantly reduce our sales and adversely affect our results of operations.

Pharmaceutical Pricing and Reimbursement Pressures.  Successful commercialization depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of our products.  Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies.  Our business may be adversely affected by an increase in U.S. or international pricing pressures.

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

Insurance Coverage.  The testing, manufacturing, marketing and use of our products, as well as products in development involve substantial risk of product liability claims.  Although we maintain product liability insurance, a successful product liability claim against us may not be covered by our insurance or could require us to pay amounts beyond that provided by our insurance, either of which could impair our financial condition and our ability to clinically test and to market our products.

Litigation.  We are named as a defendant in a number of lawsuits regarding use of average wholesale price and reimbursement rates under Medicaid.  We have also been named in lawsuits alleging violations of the federal securities laws.  Adverse results from these lawsuits could result in material damages which could significantly reduce our earnings and cash flows.

Tax Rate.  Various factors may have favorable or unfavorable effects on our effective income tax rate.  These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate and changes in overall levels of pre-tax earnings.  The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our results of operations.

Critical Accounting Policies and Estimates

Reference is made to “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2004.  As of the date of the filing of this Quarterly Report, the Company has not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2004.  Our revenue recognition for Macugen royalties is consistent with our critical accounting policies discussed in our Annual Report for the year ended December 31, 2004.

Results of Operations

Total Revenues

We had total revenues of $430.4 million for the quarter ended March 31, 2005 compared with $309.1 million for the quarter ended March 31, 2004.  Included in total revenues are product sales, royalty and contract revenue, including revenue earned from research and development (R&D) and manufacturing collaborations.

Product Sales

Product sales consisted of the following for each of the three months ended March 31 (in thousands):

	2005	Change	2004

Viread	$197,843	2%	$193,096
Truvada	91,167	100%	—
Emtriva	12,446	4%	11,960
Total HIV products	301,456	47%	205,056
AmBisome	54,214	5%	51,873
Hepsera	42,665	125%	18,922
Vistide	1,595	909%	158
DaunoXome	281	(51)%	576
Total product sales	$400,211	45%	$276,585

Product sales increased 45% in the first quarter of 2005 compared to the first quarter of 2004, due primarily to the increase in the volume of sales within our HIV product franchise, including the continued growth of Truvada product sales since its U.S. launch in August of 2004, as well as higher product sales for Viread and Emtriva.  Of the HIV product sales in the first quarter of 2005, $190.6 million were U.S sales, an increase of 50% compared to the first quarter of 2004, and $110.8 million were international sales, an increase of 42% compared to the same period in 2004.  According to the latest National Health Corporation (NDC) monthly data, total prescription market share for the Viread and Emtriva molecules in the first quarter of 2005 have increased by 27% and 339%, respectively, compared to the same period in 2004.  The Viread sales growth for the first quarter of 2005 was led by a 37% increase in European volume partially offset by an 18% volume decrease in the United States, or 17% decrease in the dollar value of U.S sales, which was primarily driven by patients switching from a Viread-containing regimen to one containing Truvada.  Based on NDC data from the week ended April 8, 2005, Viread comprised 18% and 19% of new and total prescriptions in the nucleoside reverse transcriptase inhibitor (NRTI) class, respectively, in the U.S market.  Sales of Truvada commenced in the third quarter of 2004 in the United States and in the first quarter of 2005 in certain European countries.  As of the end of the first quarter of 2005, Truvada comprised 15% and 12% of new and total prescriptions in the NRTI class, respectively, in the U.S market.  The growth is primarily due to the use of Truvada in patients new to therapy and to a lesser extent, from switches of patients to Truvada from other regimens.  In 2005, we expect sales from our HIV products to be in the range of $1.225 billion to $1.275 billion for the full year.

The sales volume of AmBisome in Europe increased by 7% in the first quarter of 2005 compared to the same period in 2004.  This increase in volume along with higher sales volumes in Latin America, Africa and Asia, was partially offset by lower pricing in some regions.  We continue to see strong performance in certain European countries but also experienced increased pressure from competition in certain European markets.  In 2005, we expect AmBisome sales to be in the range of $200 million to $210 million for the full year.

For the first quarter of 2005, Hepsera sales in the United States were $18.3 million, compared to $9.4 million for the first quarter of 2004.  Based on NDC data from the week ended April 8, 2005, in the United States, Hepsera comprised 58% and 57%, respectively, of new and total prescriptions of antivirals used for the treatment of chronic hepatitis B.  International sales of Hepsera were $24.4 million compared to $9.5 million for the same period in 2004.  The increase was due to the continued progress in launching Hepsera which resulted in increases in volume in certain European regions.  In 2005, we expect Hepsera sales to be in the range of $160 million to $180 million, which takes into account our current estimated impact of additional competition that has entered the market.

Royalty and Contract Revenue

Royalty and contract revenue was $30.2 million for the first quarter of 2005 and $32.5 million for the first quarter of 2004.  Significant components of royalty and contract revenue for the first quarter of 2005 included royalties of $11.9 million from sales of Tamiflu by Roche, a $7.0 million milestone payment earned from Eyetech upon its first commercial sale of Macugen in the United States, as well as royalties from sales of AmBisome in the United States by Astellas Pharma, Inc. under a co-promotion arrangement, royalties on sales of Hepsera by GSK and payments from Medarex, Inc. in conjunction with a royalty buyout agreement.

The decrease in the royalty and contract revenues was primarily driven by a decrease of $15.5 million in royalties earned from Tamiflu sales by Roche.  Royalties earned in the first quarter of 2004 were higher due to higher Tamiflu sales recognized by Roche in the fourth quarter of 2003 as a result of the significant flu season in the Unites States and continued strong sales in Japan during that quarter.  The decrease in royalty revenues from Tamiflu sales by Roche in the first quarter of 2005 was partially offset by an increase in contract revenue driven by the $7.0 million milestone payment received from Eyetech.

Cost of Goods Sold and Gross Margin Percentage

The following table summarizes our cost of goods sold and product gross margin percentages for each of the three months ended March 31 (in thousands):

	2005	Change	2004
Total product sales	$400,211	45%	$276,585
Cost of goods sold	57,415	64%	34,949
Gross margin percentage	86%		87%

Our gross margin percentage decrease was primarily driven by the inclusion of Truvada into the mix of sales in the first quarter of 2005.  Truvada has a lower gross margin than Viread because of the royalty obligation associated with its Emtriva component.    Except for the potential impact of unanticipated changes in foreign currency exchange rates relative to the U.S. dollar and any significant change to the mix of product sales between our various HIV products, Hepsera and AmBisome, we expect our product gross margin percentage for the full year 2005 to be within the range of 85% to 86%.

Research and Development Expenses

The following table summarizes our research and development expenses into these major components for each of the three months ended March 31 (in thousands):

	2005	Change	2004
Research	$12,347	20%	$10,332
Clinical development	49,508	28%	38,771
Pharmaceutical development	8,579	(9)%	9,442
Total	$70,434	20%	$58,545

The $11.9 million increase in research and development (R&D) expenses for the first quarter of 2005 compared to the first quarter of 2004 was primarily attributed to the $15.0 million upfront license fee to Japan Tobacco in relation to our HIV integrase inhibitor licensing agreement which was included in clinical development expenses as there is no future alternative use for this technology, increased expenses of $2.1 million mainly related to our hepatitis C collaborations with Achillion Pharmaceuticals, Inc. and Genelabs Technologies, Inc., as well as increased salaries of $1.7 million due largely to higher headcount .  These increases were partially offset by lower contract research organization costs of $4.4 million, and a lower level of clinical trial activity and related costs.  In 2005, we expect R&D expenses to be in the range of $250 million to $270 million for the full year, which includes the effect of the $15.0 million upfront license fee we paid to Japan Tobacco.  This range does not reflect any potential future licensing fees or expenses associated with potential corporate development activities.

Selling, General and Administrative Expenses

The following highlights the quarter over quarter changes in selling, general and administrative expenses for each of the three months ended March 31 (in thousands):

	2005	Change	2004
Selling, general and administrative	$80,135	13%	$71,210

Selling, general and administrative (SG&A) expenses for the first quarter of 2005 increased by $8.9 million compared to the first quarter of 2004 primarily due to increased salaries of $2.8 million due largely to higher headcount, as well as increased costs of $3.8 million relating to speaker’s programs and journal advertising as a result of the expansion of our sales and marketing activities, and foreign patent-related legal costs.  These increases were partially offset by lower expenses based on the timing of certain international conferences.  In 2005, we expect SG&A expenses to be in the range of $350 million to $370 million for the full year.  This excludes any expenses we may incur associated with potential collaborations or strategic acquisitions.

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

The value of the purchased in-process research and development was determined by estimating the related future net cash flows between 2003 and 2020 using a present value risk adjusted discount rate of 15.75%.  This discount rate was a significant assumption and was based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired.  The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

A summary of these programs at the acquisition date follows, updated for subsequent changes in status of development:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Emtricitabine for HIV	A nucleoside analogue that has been shown to be an inhibitor of HIV replication in patients.	Four Phase 3 studies were completed prior to the acquisition date. U.S. marketing approval received from the FDA in July 2003 for Emtriva and European Union approval received from the European Commission in October 2003.	$178.8
Emtricitabine/Tenofovir DF Fixed Dose Combination for HIV Therapy	A fixed-dose co-formulation of tenofovir and emtricitabine.	As of the acquisition date, work had not commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing. In March 2004, applications for marketing approval were submitted in the United States and European Union and in August 2004 marketing approval in the United States was received from the FDA for Truvada, the fixed-dose co-formulation of tenofovir and emtricitabine. Marketing approval in the European Union was received in February 2005 and sales commenced later during the first quarter.	$106.4
Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in patients with HIV infection.	This program was in Phase 2 trials at acquisition date. In 2004, we terminated the licensing agreement with Emory University and the University of Georgia Research Foundation, Inc. and development was discontinued.	$114.8
Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in patients chronically infected with HBV.	This program was in Phase 1/2 trials at acquisition date. In August 2003, the licensing agreement with Bukwang Pharm. Ind. Co., Ltd was terminated and development was discontinued.	$58.8
Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	One Phase 3 trial has been completed as of December 31, 2004. We are presently evaluating the study results and competitive landscape, and are engaged in discussions with our partner, Emory University, concerning the next steps to be taken.	$29.8

Gain on Eyetech Warrants

In March 2000, we entered into an agreement with Eyetech relating to our proprietary aptamer EYE001, currently known as Macugen.  Pursuant to this agreement, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share.  In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the fair value of the warrant resulting in a gain of $20.6 million included in our condensed consolidated statement of operations for the three months ended March 31, 2004.  The fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%.  At the end of the first quarter of 2004, we exercised the warrant on a net basis utilizing shares of Eyetech common stock as consideration and subsequently held 646,841 shares of Eyetech common stock.  In the second quarter of 2004, we sold all of the Eyetech shares and realized a gain of approximately $2.3 million.

Interest and Other Income, net

Interest and other income, net, was $8.4 million for the first quarter of 2005, up from $2.9 million for the first quarter of 2004.  The increase in 2005 as compared to the same period in 2004 is primarily attributable to higher cash balances and yields in 2005.

Interest Expense

Interest expense for the first quarter of 2005 was significantly down from the $2.1 million interest expense incurred in the first quarter of 2004 due primarily to the conversion of our $345.0 million 2% convertible senior debt into shares of our common stock in November 2004.

Minority Interest in Joint Venture

We began consolidating the financial statements of our joint venture with BMS in the first quarter of 2005.  In doing so, we recorded a minority interest related to BMS’ share in the operating results and financial position of the joint venture.

Provision for Income Taxes

Our effective income tax rate was 32% and 31% for the first quarter of 2005 and 2004, respectively.  Our provision for income taxes for the first quarter of 2005 was $73.9 million compared to $51.4 million for the first quarter of 2004.  The effective tax rates are different from the statutory rate primarily as a result of permanently reinvested earnings of our foreign operations.  We do not provide U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

Various factors may have favorable or unfavorable effects on our effective tax rate during the remainder of 2005 and in subsequent years.  These factors include, but are not limited to, changes in tax laws and rates, changes in the interpretations of these laws, changes in accounting rules, future levels of research and development spending, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate and changes in overall levels of pre-tax earnings.

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law.  The AJCA allows for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  We may elect to apply this provision to qualifying earnings repatriations in fiscal 2005.  We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.  We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.  The range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million (maximum amount allowable to us as defined in the AJCA).  Currently, the related potential range of impact on the provision for income taxes cannot be reasonably estimated.

Foreign Exchange

The impact on pre-tax earnings for the first quarter of 2005 was a favorable $3.0 million compared to the same quarter in 2004 principally as a result of the favorable European currency environment relative to the U.S. dollar.  This includes the impact from revenues and expenses generated from outside the United States, as well as hedging activity.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $1.47 billion at March 31, 2005, up from $1.25 billion at December 31, 2004.  The increase of $217.7 million was primarily due to net cash provided by operations of $227.2 million which was driven by significant growth in operating income.

Working capital at March 31, 2005 was $1.80 billion compared to $1.60 billion at December 31, 2004.  Significant changes in working capital during the first quarter of 2005 included a $14.2 million increase in accounts receivable due to strong product sales in the first quarter, an $11.7 million decrease in accounts payable, a $9.2 million increase in prepaid expenses and other primarily related to the increase in our hedge-related fair value assets.  These increases were offset by a $29.6 million increase in income taxes payable, a $20.0 million decrease in current deferred tax assets, and a $3.7 million increase in accrued liabilities.  The decrease in current deferred tax assets of $20.0 million was primarily due to the utilization of net operating loss and tax credit carryforwards to reduce the amount income taxes payable.  The increase in accrued liabilities of $3.7 million included a $15.0 million increase related to the upfront license fee payable by us under our HIV licensing agreement with Japan Tobacco, a $7.0 million increase in Medicaid rebates mostly due to higher sales of Viread, and a $4.2 million increase in royalties payable, partially offset by a $22.3 million decrease in our hedge-related fair value liabilities.

Capital expenditures during the first quarter of 2005 were $8.9 million compared to $5.4 million during the first quarter of 2004.  These expenditures were primarily related to domestic facilities improvements and purchases of laboratory and manufacturing equipment.  We expect capital expenditures for the full year to be in the range of $55 million to $65 million.

We believe that our existing capital resources, supplemented by cash generated from our operations, will be adequate to satisfy our capital needs for the foreseeable future.  Our future capital requirements and the adequacy of our resources will depend on many factors, including:

•      the commercial performance of our current and future products,

•      the progress and scope of our research and development efforts, including preclinical studies and clinical trials,

•      the cost, timing and outcome of regulatory reviews,

•      the expansion of our sales and marketing capabilities,

•      the increase in administrative expenses to support the continued growth of operations,

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

Subsidiaries and Other

We have established a variety of subsidiaries in various countries for the purpose of conducting business in those locations.  All of these subsidiaries are consolidated in our financial statements.  We do not have any unconsolidated variable interests in variable interest entities where we are the primary beneficiary as determined under FIN 46R.  We are also not involved in any non-exchange traded commodity contracts accounted for at fair value.  We have no commercial commitments with related parties, except for employee loans.  We have contractual obligations in the form of capital and operating leases, notes payable, raw material supply agreements and clinical research organization contracts.  There have been no significant changes outside the ordinary course of business in our contractual obligations as disclosed in “Item 15. Exhibits and Financial Statement Schedules – Note 13. Commitments and Contingencies” of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2005 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that subject to the limitations described below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules on Form 10-Q.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Condensed Consolidated Financial Statements – Note 6. Contingencies”, to the interim condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 6.  EXHIBITS

No. 10.1+	License Agreement between Japan Tobacco Inc. and Gilead Sciences, Inc. dated March 22, 2005
No. 31.1	Certification
No. 31.2	Certification
No. 32	Certification

+ Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 5, 2005	/s/ John C. Martin
John C. Martin
President and Chief Executive Officer

Date:	May 5, 2005	/s/ John F. Milligan
John F. Milligan
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a)   Exhibits

No. 10.1+	License Agreement between Japan Tobacco Inc. and Gilead Sciences, Inc. dated March 22, 2005
No. 31.1	Certification
No. 31.2	Certification
No. 32	Certification

+ Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.