Form 10-Q
period 2005-06-30
GILEAD SCIENCES INC
filed 2005-08-04
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

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

Number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of July 31, 2005: 455,928,007

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business including the following: GILEAD®, GILEAD SCIENCES®, HEPSERA®, VIREAD®, VISTIDE®, DAUNOXOME®, AMBISOME®, EMTRIVA®, and TRUVADA®. MACUGEN® is a registered trademark belonging to Eyetech Pharmaceuticals, Inc. SUSTIVA® is a registered trademark and BARACLUDE TM is a trademark of Bristol-Myers Squibb Company. TAMIFLU® is a registered trademark belonging to F. Hoffmann-La Roche Ltd. This report also includes other trademarks, service marks and trade names of other companies.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$793,618	$280,909
Marketable securities	995,656	973,129
Accounts receivable, net	371,984	371,245
Inventories	166,060	135,991
Deferred tax assets	16,894	53,047
Prepaid expenses and other	40,608	35,373

Total current assets	2,384,820	1,849,694
Property, plant and equipment, net	237,221	223,106
Noncurrent deferred tax assets	27,777	45,446
Other noncurrent assets	38,296	37,717

	$2,688,114	$2,155,963

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$57,704	$47,552
Accrued clinical and preclinical expenses	8,551	7,547
Accrued compensation and employee benefits	40,368	45,469
Income taxes payable	17,015	8,698
Other accrued liabilities	121,572	124,126
Deferred revenue	15,839	19,880
Long-term obligations due within one year	141	181

Total current liabilities	261,190	253,453

Long-term deferred revenue	34,600	31,404
Long-term obligations	293	234
Minority interest in joint venture	(743)	—

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.001 per share; 700,000 shares authorized; 455,211 and 448,822 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	455	449
Additional paid-in capital	2,031,326	1,893,926
Accumulated other comprehensive income (loss)	12,434	(18,692)
Deferred stock compensation	(249)	(539)
Retained earnings (accumulated deficit)	348,808	(4,272)

Total stockholders’ equity	2,392,774	1,870,872

	$2,688,114	$2,155,963

(1)	The condensed consolidated balance sheet at December 31, 2004 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$448,458	$299,332	$848,669	$575,917
Royalty and contract revenue	46,811	20,390	77,014	52,932

Total revenues	495,269	319,722	925,683	628,849

Costs and expenses:
Cost of goods sold	63,269	42,092	120,684	77,041
Research and development	59,697	45,643	130,131	104,188
Selling, general and administrative	95,546	73,789	175,681	144,999

Total costs and expenses	218,512	161,524	426,496	326,228

Income from operations	276,757	158,198	499,187	302,621

Gain on Eyetech warrants	—	—	—	20,576
Interest and other income, net	10,528	5,408	18,894	8,336
Interest expense	(15)	(2,071)	(24)	(4,160)
Minority interest in joint venture	914	—	1,175	—

Income before provision for income taxes	288,184	161,535	519,232	327,373
Provision for income taxes	92,217	50,076	166,152	101,486

Net income	$195,967	$111,459	$353,080	$225,887

Net income per share – basic	$0.43	$0.26	$0.78	$0.53

Net income per share – diluted	$0.41	$0.24	$0.75	$0.50

Shares used in per share calculation – basic	452,942	429,124	451,255	428,196

Shares used in per share calculation – diluted	472,595	461,979	470,226	461,173

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$353,080	$225,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,572	11,861
Gain on Eyetech warrants	—	(20,576)
Deferred tax assets	53,822	74,809
Tax benefits from employee stock plans	60,000	6,509
Minority interest in joint venture	(743)	—
Other non-cash transactions	1,619	(478)
Changes in operating assets and liabilities:
Accounts receivable, net	31,556	(46,989)
Inventories	(30,069)	(7,861)
Prepaid expenses and other assets	2,507	(12,092)
Accounts payable	10,152	(5,663)
Income taxes payable	8,317	3,063
Accrued liabilities	16,897	(15,533)
Deferred revenue	(845)	7,757

Net cash provided by operating activities	518,865	220,694

INVESTING ACTIVITIES:
Purchases of marketable securities	(759,898)	(616,023)
Proceeds from sales of marketable securities	481,480	278,628
Proceeds from maturities of marketable securities	255,615	122,687
Capital expenditures	(23,623)	(18,197)

Net cash used in investing activities	(46,426)	(232,905)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock	77,222	39,760
Repayments of long-term obligations	(117)	(68)

Net cash provided by financing activities	77,105	39,692

Effect of exchange rate changes on cash	(36,835)	4,363

Net increase in cash and cash equivalents	512,709	31,844

Cash and cash equivalents at beginning of period	280,909	194,719

Cash and cash equivalents at end of period	$793,618	$226,563

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, clinical trial accruals and our tax provision. Actual results may differ from these estimates. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its joint venture with Bristol-Myers Squibb Company (BMS), for which Gilead is the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). Minority interest is recorded for BMS’ interest in the joint venture. Significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with the current year presentation. The accompanying financial information should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

Revenue Recognition

Eyetech Pharmaceuticals, Inc. (Eyetech) began commercial sales of Macugen® (pegaptanib sodium injection) in the United States during the quarter ended March 31, 2005. Royalty revenue from sales of Macugen is recognized when received, which is in the quarter following the quarter in which the corresponding sales occur. We began receiving and recognizing such royalty revenue during the quarter ended June 30, 2005.

Earnings Per Share

Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted-average number of shares of common stock and other dilutive securities outstanding during the period. Dilutive potential shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents are determined based on the treasury stock method. Dilutive potential shares of common stock resulting from the assumed conversion of convertible notes are determined based on the if converted method.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income used in calculation of basic earnings per share	$195,967	$111,459	$353,080	$225,887
Interest expense, net of related tax	—	1,304	—	2,606

Net income used in calculation of diluted earnings per share	$195,967	$112,763	$353,080	$228,493

Denominator:
Weighted-average shares of common stock outstanding used in calculation of basic earnings per share	452,942	429,124	451,255	428,196
Effect of dilutive securities:
Stock options and equivalents	19,653	18,175	18,971	18,296
Convertible debt	—	14,680	—	14,681

Weighted-average shares of common stock outstanding used in calculation of diluted earnings per share	472,595	461,979	470,226	461,173

Options to purchase approximately 0.1 million and 0.6 million shares of common stock were also outstanding during the three and six months ended June 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Options to purchase approximately 6.2 million and 6.3 million shares of common stock were also outstanding during the three and six months ended June 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (collectively, SFAS 123), we have elected to continue to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (collectively, APB 25), in accounting for our employee stock-based plans. Under APB 25, if the exercise price of Gilead’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

The table below presents net income and basic and diluted net income per share if compensation cost for the Gilead, NeXstar Pharmaceuticals, Inc. and Triangle Pharmaceuticals, Inc. stock option plans and the Gilead employee stock purchase plan (ESPP) had been determined based on the estimated fair value of awards under those plans on the grant or purchase date in accordance with SFAS 123 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income – as reported	$195,967	$111,459	$353,080	$225,887
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	55	99	147	278
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(21,083)	(22,297)	(40,549)	(39,760)

Pro forma net income	$174,939	$89,261	$312,678	$186,405

Net income per share:
Basic - as reported	$0.43	$0.26	$0.78	$0.53

Basic - pro forma	$0.39	$0.21	$0.69	$0.44

Diluted - as reported	$0.41	$0.24	$0.75	$0.50

Diluted - pro forma	$0.37	$0.20	$0.67	$0.41

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As a result, further refinement of our model assumptions or utilization of newer models more appropriate for our stock options may, in the future, generate fair values that differ from those calculated based on our current model and assumptions. To calculate the estimated fair value of the awards, we used the multiple option approach and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life in years:
Stock options (from vesting date)	1.88	1.84	1.88	1.84
ESPP	1.39	1.60	1.39	1.60
Discount rate:
Stock options	3.8%	3.2%	3.7%	3.0%
ESPP	2.6%	1.7%	2.6%	1.7%
Volatility	46%	49%	46%	49%
Expected dividend yield	0%	0%	0%	0%

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

Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to our employee and director stock options and employee stock purchase plan. Although we have not yet determined the method of adoption or the effect of adopting SFAS 123R, we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method and assumptions used. SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

2. Inventories

Inventories are summarized as follows (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$124,339	$93,942
Work in process	9,955	11,103
Finished goods	31,766	30,946

Total inventories	$166,060	$135,991

3. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$195,967	$111,459	$353,080	$225,887
Net foreign currency translation gain (loss)	(3,167)	174	(5,028)	(538)
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	14,359	(4,190)	36,447	(832)
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	1,749	(1,382)	(293)	(543)

Comprehensive income	$208,908	$106,061	$384,206	$223,974

4. Eyetech Warrants

In March 2000, we entered into an agreement with Eyetech relating to our proprietary aptamer EYE001, currently known as Macugen. Pursuant to this agreement, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share. In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the carrying value of the warrant to its estimated fair value, resulting in a gain of $20.6 million which is included in our condensed consolidated statement of income for the six months ended June 30, 2004. The fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%. At the end of the first quarter of 2004, we exercised the warrant on a net basis using shares of Eyetech common stock as consideration for the exercise price and subsequently held 646,841 shares of Eyetech common stock. In the second quarter of 2004, we sold all of the Eyetech shares we held and realized a gain of approximately $2.3 million which is included in interest and other income, net, in our condensed consolidated statements of income for the three and six months ended June 30, 2004.

5. Japan Tobacco

In March 2005, we entered into a licensing agreement with Japan Tobacco Inc. (Japan Tobacco), under which Japan Tobacco granted Gilead exclusive rights to develop and commercialize a novel HIV integrase inhibitor, GS 9137 (formerly called JTK-303), in all countries of the world, excluding Japan, where Japan Tobacco will retain such rights. Under the terms of the agreement, Gilead incurred an upfront license fee of $15.0 million which is included in research and development expenses in the first quarter of 2005 as there is no future alternative use for this technology. Additionally, we are obligated to make additional cash payments of up to $90.0 million upon the achievement of certain milestones as well as pay royalties based on any future net product sales in the territories where Gilead may market the drug.

6. Contingencies

Legal Proceedings

A number of states, counties and municipalities have filed complaints alleging that the defendants, including in some instances Gilead, reported inaccurate prices for their products, causing the governmental entity named as the plaintiff to overpay for pharmaceutical products furnished to participants in the Medicaid program. Twenty-six separate actions filed by New York City and numerous New York counties were consolidated in a multi-district litigation proceeding before the United States District Court for the District of Massachusetts. Gilead was originally named as a defendant in some of these actions; however, in the Amended Master Consolidated Complaint filed on June 15, 2005, Gilead was not named as a defendant. Upon obtaining formal dismissals in the separate underlying actions, Gilead will no longer be a party to this litigation. To its knowledge, Gilead has been named in two additional cases, both of which are awaiting transfer to the United States District Court for the District of Massachusetts, (1) State of Alabama v. Abbott Laboratories et al., currently pending in the United States District Court for the Middle District of Alabama and (2) County of Erie v. Abbott Laboratories et al., currently pending in the United States District Court for the Western District of New York. The complaints assert claims under federal and state law and seek treble damage and attorneys’ fees. We intend to defend the cases vigorously. The cases are all at a preliminary stage and it is not possible to predict the outcome. As such, no amounts have been accrued related to the outcome of these cases.

A purported class action complaint was filed on November 10, 2003, in the United States District Court for the Northern District of California against Gilead and our Company’s Chief Executive Officer, Chief Financial Officer, former Executive Vice President of Operations (and current Senior Business Advisor), Executive Vice President of Research and Development, Senior Vice President of Manufacturing and Senior Vice President of Research. The complaint alleges that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of Gilead’s securities during the period from July 14, 2003 through October 28, 2003. Other similar actions were subsequently filed and the court issued an order consolidating the lawsuits into a single action on December 22, 2003. On February 9, 2004, the court issued an order appointing lead plaintiffs in the consolidated action. On April 30, 2004, the lead plaintiffs, on behalf of the purported class, filed their consolidated amended complaint. On June 21, 2004, the Company and individual defendants filed their motion to dismiss the consolidated amended complaint. On January 4, 2005, the court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed a Second Amended Complaint on February 25, 2005. On March 11, 2005, the plaintiffs filed a Third Amended Complaint. Defendants filed a motion to dismiss this complaint on May 10, 2005, and the motion is set to be heard on September 27, 2005. No trial date has been scheduled. We intend to defend the cases vigorously. As the outcome cannot be predicted at this time, no amount has been accrued related to the outcome of this matter.

On July 12, 2005, the Superior Court of the State of California, County of San Mateo, executed orders dismissing in its entirety and with prejudice the Consolidated Third Amended Complaint associated with two purported shareholder derivative lawsuits filed by individual shareholders on behalf of Gilead against its directors and certain executive officers, alleging, among other things, that the defendants violated the California Corporations Code and breached fiduciary duties owing to Gilead. Gilead was named as a nominal defendant.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, results of operations or financial position.

Roche

On June 23, 2005, we delivered a notice of termination to F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) for material breach of the Development and License Agreement for Tamiflu (the 1996 Agreement) entered into by Gilead and Roche in September 1996. The 1996 Agreement was filed as Exhibit 10.42 to the Report on Form 10-Q for the quarter ended September 30, 1996. If, and when, our notice of termination becomes effective, all rights to Tamiflu granted to Roche under the 1996 Agreement would terminate and revert to us.

One of the material breaches described in the notice of termination includes Roche’s failure to properly calculate and pay the royalties owed to Gilead. During the second quarter of 2005, we concluded our audit of the royalties due from Roche to Gilead during the period from 2001 to 2003 pertaining to the 1996 Agreement. The results of this audit, which were presented to Roche, identified a potential underpayment by Roche for this period of $18.2 million.

We cannot predict with certainty the final outcome of our action to seek termination of the 1996 Agreement, including our assertion of a claim relating to the underpayment of royalties under the 1996 Agreement. As such, no amounts have been accrued related to the outcome of these allegations.

7. Segment Information

Gilead operates in one business segment, which primarily focuses on the development and commercialization of human therapeutics for infectious diseases. All products are included in one segment, because our major products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods, and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
HIV Products:
Viread	$209,111	$197,162	$406,954	$390,258
Truvada	123,110	—	214,277	—
Emtriva	12,133	16,456	24,579	28,416

HIV products	344,354	213,618	645,810	418,674
AmBisome	56,207	54,965	110,421	106,839
Hepsera	45,805	27,962	88,470	46,884
Vistide	1,502	2,478	3,097	2,636
DaunoXome	590	309	871	884

Total product sales	$448,458	$299,332	$848,669	$575,917

The following table summarizes total revenues from external customers and collaborative partners by geographic region. Revenues are attributed to countries based on the location of Gilead’s customer or collaborative partner (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	$254,078	$166,340	$480,798	$309,417
France	39,920	30,353	79,032	61,265
Spain	31,249	25,254	61,614	51,401
Switzerland	39,044	12,074	54,003	41,692
Italy	28,342	18,301	53,994	34,677
United Kingdom	29,976	20,445	53,944	37,915
Germany	24,516	13,876	50,909	25,823
Other European countries	31,158	20,818	59,423	44,372
Other countries	16,986	12,261	31,966	22,287

Total revenues	$495,269	$319,722	$925,683	$628,849

The following table summarizes the concentration of revenues from our three largest customers who distribute our products primarily in the United States (as a % of total revenues):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cardinal Health, Inc.	17%	13%	18%	15%
AmerisourceBergen Corp.	12%	10%	12%	11%
McKesson Corp.	12%	8%	12%	9%

8. European Headquarters Relocation

In the second quarter of 2005, Gilead announced that the commercial, medical and administrative groups of its European headquarters, currently based in Paris, France, would be relocated to the London area in the United Kingdom. The European headquarters for our regulatory, safety and information technology groups are currently located in the Cambridge area in the United Kingdom, and we believe that this relocation will enable us to achieve efficiencies through the closer proximity of the groups as Gilead positions itself to compete with the large pharmaceutical companies at a global level. Gilead’s French subsidiary will continue to occupy the related facilities as we will continue to maintain and expand our sales and marketing presence in France. The transition associated with this relocation is expected to occur over the next three to six months. As of June 30, 2005, no liability had been recognized related to the relocation because at this date, we could not reasonably estimate the number of employees who would accept relocation, thereby incurring relocation costs, and the number of employees who would not accept relocation and thereby incurring severance costs, as well as recruiting costs associated with hiring any necessary replacement employees in the United Kingdom. Based upon the most current information available, we believe that the aggregate relocation, severance and recruiting costs resulting from the European headquarters relocation will be in the approximate range of $10 to $13 million, the actual amount of which is expected to be expensed primarily during the second half of 2005.

9. Subsequent Event

On July 21, 2005, Gilead and Royalty Pharma completed the purchase of the royalty interest owned by Emory University (Emory) for emtricitabine. Under the terms of the agreement, Gilead and Royalty Pharma paid 65% and 35%, respectively, of the total purchase price of $525.0 million to Emory in exchange for the elimination of the emtricitabine royalties due to Emory on worldwide net sales of product containing emtricitabine. As a result of this transaction, we will capitalize and amortize our 65% share of the $525.0 million purchase price, or $341.3 million, to cost of goods sold in the future based on the royalty rate derived from our forecasted sales and will record our royalty obligations to Royalty Pharma based on all future actual emtricitabine net sales relative to Royalty Pharma’s 35% interest in the Emory royalty buyout. Gilead also made a payment of $15.0 million to Emory in connection with the amendment and restatement of our existing license agreement with Emory, providing Gilead with greater strategic flexibility as to the development of emtricitabine for the hepatitis B indication.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases. We are a multinational company, with revenues from nine approved products and marketing operations in eleven countries. We focus our research and clinical programs on anti-infectives. Currently, we market Viread®(tenofovir disproxil fumarate), Truvada®(tenofovir disproxil fumarate and emtricitabine) and Emtriva®(emtricitabine) for the treatment of HIV infection; Hepsera® (adefovir dipivoxil) for the treatment of chronic hepatitis B; AmBisome®(amphotericin B) liposome for injection for the treatment of fungal infection; and Vistide® (cidofovir injection) for the treatment of cytomegalovirus (CMV) retinitis. F. Hoffmann-La Roche Ltd (Roche) currently markets Tamiflu® (oseltamivir phosphate) for the treatment of influenza under a royalty-paying development and license agreement with us. Eyetech markets Macugen®(pegaptanib sodium injection) in the United States for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us. We began recording royalties from Eyetech during the second quarter of 2005.

Our operating results for the second quarter of 2005 were marked by several significant quarterly milestones including net product sales of $448.5 million and operating cash flows of $291.6 million. A 61% increase in HIV product sales (Viread, Truvada and Emtriva) in the second quarter of 2005 over the second quarter of 2004 served as a key driver in increasing total product sales by 50% over the comparable period of 2004. In the United States, Truvada sales were up 26% sequentially from the first quarter of 2005 and represented over 50% of our U.S. HIV product sales after less than one year on the market. Outside of the United States, higher product sales were primarily driven by increases in sales volume for Viread, particularly in Europe, and to a lesser extent Emtriva, as well as the launch of Truvada in certain European countries in the first and second quarters of 2005. AmBisome product sales in the second quarter of 2005 increased by 2% when compared to the second quarter of 2004 primarily driven by a stronger European currency compared to the same quarter last year. Hepsera product sales for the second quarter of 2005 increased by 64% when compared to the second quarter of 2004 driven primarily by the volume growth in Europe, which increased by 95% compared to the same quarter last year. Our operating cash flows of $291.6 million for the second quarter of 2005 was an increase of 138% over the same quarter of 2004, primarily driven by the growth in operating income and to a lesser extent, tax deduction benefits related to our employee stock option program as well as strong collections of accounts receivable in certain European countries.

During the second quarter of 2005, we continued to make progress in our collaborative activities. The development and commercialization of the fixed-dose combination of Gilead’s Truvada and Bristol-Myers Squibb’s (BMS) Sustiva® (efavirenz) in the United States continued to progress, including the evaluation of a second formulation of the fixed-dose combination of Truvada and Sustiva. We also initiated a Phase I/II clinical trial to evaluate GS 9137 (also known as JTK-303), a novel HIV integrase inhibitor we licensed from Japan Tobacco Inc. in the first quarter of 2005.

Gilead also continued to evaluate its corporate collaborations during the second quarter of 2005. In June 2005, we delivered a notice of termination to Roche for material breach of the Development and License Agreement for Tamiflu entered into by Gilead and Roche in 1996 (the 1996 Agreement). If, and when, our notice of termination becomes effective, all rights to Tamiflu granted to Roche under the related agreement, would terminate and revert to us. Subsequent to the end of the second quarter of 2005, Gilead and Royalty Pharma completed the purchase of the royalty interest owned by Emory University (Emory) for emtricitabine. As a result of this transaction, Gilead and Royalty Pharma paid 65% and 35%, respectively, of the total purchase price of $525.0 million to Emory in exchange for the elimination of the emtricitabine royalties due to Emory on worldwide net sales of product containing emtricitabine.

In addition, we continued to increase our efforts on broadening access to Truvada and Viread in the developing world countries included in the Gilead Access Program by signing a letter of intent for a definitive non-exclusive licensing and distribution agreement with Aspen Pharmacare.

Forward-Looking Statements and Risk Factors

This Form 10-Q contains forward-looking statements based on our current expectations. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Because our actual results may differ materially from any forward-looking statements made by or on behalf of the Company, you should also read the “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2004 (2004 10-K) for more detailed information regarding these and other risks and uncertainties that can affect our actual financial and operating results. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (SEC), we do not undertake and specifically decline any obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Dependence on our HIV products. We currently depend predominantly on sales of our HIV products, especially Viread and Truvada, to support our existing operations. Our HIV products are exclusively of the nucleoside class of anti-viral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development efforts. Our sales of HIV products and other products may decline for many of the reasons described in the Risk Factors set forth in our 2004 10-K and this section.

New Products and Growth of Existing Product Revenues. If we do not introduce new products or increase revenues from our existing products, we will not be able to grow our revenues. Each new product commercialization effort will face the risks outlined in the Risk Factors set forth in our 2004 10-K and this section. If we fail to increase our sales of HIV products and other products, we may not be able to increase revenues and expand our research and development efforts. In addition, we may face difficulties in our collaboration efforts with BMS to formulate a once-a-day single pill combination of Truvada and Sustiva. For example, the first formulation we developed of this combination did not demonstrate bioequivalence in humans to the individual components, as required for regulatory approval. While the failure of this particular formulation did not alter our expected timelines for filing for regulatory approval, if subsequent formulations of this combination we develop fail, we could experience delays in filing for approval or fail to obtain regulatory approval. Failure to achieve any of these objectives when expected, or at all, may have a material adverse effect on our business and results of operations.

In addition, we face significant competition from businesses that have substantially greater clinical, regulatory and marketing resources and experience than we do. For example, our HIV products compete primarily and directly with products from GlaxoSmithKline (GSK), which is substantially larger than us, has more HIV products than we do and has operated in the HIV field for longer than we have. For AmBisome, we are encountering significant competition from new products produced by Merck & Co., Inc. and Pfizer Inc. (Pfizer). In addition, we are aware of reports of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States. For Hepsera, we have encountered increased competition with the launch of BMS’ BaracludeTM (entecavir). These companies have substantially greater resources than we do and may significantly impede our ability to be successful with our antiviral products and AmBisome.

Product Profiles and Safety. As our products, including Viread, Truvada, AmBisome, Hepsera and Emtriva, are used over longer periods of time in many patients taking numerous other medicines, we have found and expect to continue to find new issues such as safety, resistance or drug interactions, which may require us to provide additional warnings on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. While the components of Truvada (Viread and Emtriva) have been studied over a longer period of time than the components have been studied together as Truvada, safety and efficacy studies of Emtriva, Viread and Truvada are ongoing. If serious safety, resistance or interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities.

Regulatory Process. The products that we develop must be approved for testing, manufacturing, quality control, labeling, marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the U.S. Food and Drug Administration (FDA) and comparable regulatory agencies in other countries. We are continuing clinical trials for Viread, Truvada, AmBisome, Hepsera and Emtriva for currently approved and additional uses and we anticipate that we will file for marketing approval in additional countries and for additional products over the next several years. If these products fail to receive marketing approval on a timely basis, or at all, or if our marketed products or our manufacturing processes are the subject of regulatory changes, actions or recalls, our results of operations may be adversely affected.

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

Manufacturing. We depend on third parties to perform manufacturing activities effectively and on a timely basis for most of our products. We depend on third parties to manufacture Viread, Truvada, Hepsera, Emtriva and Vistide, including the Truvada and Viread made available to physicians and treatment programs at cost in developing countries under our Access Program. If one of our contract manufacturers becomes unable to manufacture the bulk drug substances for our HIV products, we may not be able to fulfill all demand for our HIV products. Roche is responsible for manufacturing Tamiflu under the 1996 Agreement, although when, and if, the notice of termination we delivered to Roche becomes effective, we will assume responsibility for such manufacturing of Tamiflu following a contractually-mandated transition period. If these third parties fail to perform as required, this could impair our ability to produce adequate product supplies or to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval, and these events could harm our competitive position. Third-party manufacturers may develop problems over which we have no control and these problems may adversely affect our business.

We currently manufacture AmBisome and Macugen at our facilities in San Dimas, California. These are our only formulation and manufacturing facilities in the United States. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and would be unable to manufacture AmBisome and Macugen to meet market needs.

Collaborations. We rely on a number of significant collaborative relationships with major pharmaceutical companies for the development, sales and marketing of our products. These include collaborations with Astellas Pharma, Inc. (created through the merger of Yamanouchi Pharmaceutical Co. Ltd. and Fujisawa Pharmaceutical Co., Ltd.) and Sumitomo Pharmaceuticals Co. Ltd. for AmBisome, GSK for Hepsera, Roche for Tamiflu, Pfizer for Vistide, Eyetech and Pfizer for Macugen, and Japan Tobacco for Viread, Truvada and Emtriva and our joint venture with BMS to develop and commercialize a fixed-dose combination of Truvada and Sustiva. In many countries, we rely on international distributors for sales of Viread, Truvada, AmBisome and Emtriva, and in some European countries, we intend to rely only on international distributors for sales of Hepsera. Some of these relationships also involve the clinical development of products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that we are not able to control the resources our partners devote to our programs or products, disputes may arise with respect to the ownership of rights to technology, disagreements could cause delays in or termination of projects or result in litigation or arbitration, contracts may fail to provide significant protection or to be effectively enforced if a partner fails to perform, our partners may pursue competing technologies or devote fewer resources to the marketing of our products than they do to products of their own development and our partners may be unable to pay us. Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaboration efforts. If these efforts fail, our product development or commercialization of new products could be delayed and revenue from existing products could decline.

Development and License Agreement with Roche. On June 23, 2005, we delivered a notice of termination to Roche for material breach of the 1996 Agreement. When, and if, the notice of termination becomes effective, all rights to Tamiflu granted to Roche under the 1996 Agreement would terminate and revert to us. The 1996 Agreement provides for dispute resolution procedures, including binding arbitration. There can be no assurance that we will prevail in arbitration, and we could incur considerable legal expense in arbitration or litigation. In addition, when, and if, the notice of termination becomes effective, there are risks and uncertainties associated with our ability to assume the management of Tamiflu manufacturing and commercialization in an effective manner.

Fluctuations in Operating Results. The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval are extremely expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter. Uneven and unexpected activity on these programs may cause our operating results to fluctuate from quarter to quarter. In addition, approximately 88% of our product sales in the second quarter of 2005 in the United States are to three distributors, AmerisourceBergen Corp., McKesson Corp. and Cardinal Health, Inc. Channel inventory levels can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be effective in matching inventory levels to end user demand, as they make estimates to determine end user demand.

Patents and Proprietary Rights. Our success will depend to a significant degree on our ability to protect our patents and other intellectual property rights both domestically and internationally. We have a number of patents, patent applications and rights to patents related to the compounds in our products, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. As part of the approval process of some of our products, the FDA has determined that the products would be granted an exclusivity period during which other manufacturer’s applications for approval of our products will not be granted. Generic manufacturers often wait to challenge the patents protecting products until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly of use in making our products. It is, therefore, possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug through an Abbreviated New Drug Application, which is the application form typically used by manufacturers seeking approval of a generic drug.

Foreign Currency Risk. A significant percentage of our product sales are denominated in foreign currencies, most of which are in Euro. Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar equivalent sales and negatively impact our financial condition and results of operations. We have a hedging program to partially mitigate the impact of foreign currency fluctuations on our results of operations; however, as this program only hedges a portion of our total exposure, significant foreign exchange rate fluctuations within a short period of time could still adversely affect our results of operations.

Credit Risks. We are particularly subject to credit risk from our European customers. Our European product sales to government owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Historically, receivables had tended to accumulate over a period of time and settled as large lump sum payments as government funding became available. If significant changes were to occur in the reimbursement practices of European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

Imports. Our sales in countries with relatively higher prices may be reduced if products can be imported into those countries from lower price markets. There have been cases in which pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be resold at much higher prices. If this happens with our products, particularly Viread and Truvada, which we have agreed to provide at our cost to all countries in Africa and to the forty-two other countries participating in our Access Program, our revenues would be adversely affected. In addition, in the European Union, we are required to permit cross-border sales. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices. Additionally, some U.S. consumers have been able to purchase products, including HIV medicines, from Internet pharmacies in other countries at substantial discounts. Such cross-border sales could adversely affect our revenues and results of operations.

Compulsory Licenses. Governments in developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. Recently, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they are considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. We are currently engaged in discussions with the Brazilian government regarding the affordability of our HIV products. Certain countries do not permit enforcement of our patents and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or generic versions of our products could significantly reduce our sales and adversely affect our results of operations.

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

Insurance Coverage. The testing, manufacturing, marketing and use of our products, as well as products in development involve substantial risk of product liability claims. We maintain product liability insurance; however, a successful product liability claim against us may not be covered by our insurance or could require us to pay amounts beyond that provided by our insurance, either of which could impair our financial condition and our ability to clinically test and to market our products.

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

The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider any of the above risks or the risks set forth in our 2004 10-K to be a complete statement of all the potential risks or uncertainties that we face.

Critical Accounting Policies and Estimates

Reference is made to “Critical Accounting Policies and Estimates” included in our 2004 10-K. As of the date of the filing of this Quarterly Report, the Company has not identified any significant changes to the critical accounting policies discussed in our 2004 10-K. Our revenue recognition for Macugen royalties which we began receiving from Eyetech in the second quarter of 2005, is consistent with our critical accounting policies discussed in our 2004 10-K.

Results of Operations

Total Revenues

We had total revenues of $495.3 million for the quarter ended June 30, 2005 compared with $319.7 million for the quarter ended June 30, 2004. Total revenues were $925.7 million for the first half of 2005 and $628.8 million for the first half of 2004. Included in total revenues are product sales, and royalty and contract revenue, including revenue earned from manufacturing collaborations.

Product Sales

Product sales consisted of the following (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2005	2004		2005	2004
HIV Products:
Viread	$209,111	$197,162	6%	$406,954	$390,258	4%
Truvada	123,110	—	N/A	214,277	—	N/A
Emtriva	12,133	16,456	(26)%	24,579	28,416	(14)%

HIV products	344,354	213,618	61%	645,810	418,674	54%
AmBisome	56,207	54,965	2%	110,421	106,839	3%
Hepsera	45,805	27,962	64%	88,470	46,884	89%
Vistide	1,502	2,478	(39)%	3,097	2,636	18%
DaunoXome	590	309	91%	871	884	(1)%

Total product sales	$448,458	$299,332	50%	$848,669	$575,917	47%

Product sales increased 50% in the second quarter of 2005 compared to the second quarter of 2004, due primarily to the growth of our HIV product franchise, including the continued strong uptake of Truvada since its U.S. launch in August of 2004, as well as slightly higher product sales for Viread. Of the HIV product sales in the second quarter of 2005, $205.1 million were U.S. sales, an increase of 66% compared to the second quarter of 2004, and $139.3 million were sales outside of the United States, an increase of 54% compared to the same period in 2004. According to the NDCHealth (NDC) data, total prescription market share for the tenofovir and emtricitabine molecules in the second quarter of 2005 increased by 28% and 290%, respectively, compared to the same period in 2004. The Viread sales growth for the second quarter of 2005 was led by a 33% volume increase in Europe partially offset by a 14% volume decrease in the United States, or a 19% decrease in the dollar value of U.S. sales, which was primarily driven by patients switching from a Viread-containing regimen to one containing Truvada. Based on NDC data from the week ended July 8, 2005, Viread comprised 18% of both new and total prescriptions in the nucleoside reverse transcriptase inhibitor (NRTI) class in the U.S. market. Sales of Truvada commenced in the third quarter of 2004 in the United States and in the first and second quarters of 2005 in certain European countries. Based on NDC data from the week ended July 8, 2005, Truvada comprised 16% of both new and total prescriptions in the NRTI class in the U.S. market. The growth is primarily due to the use of Truvada in patients who switched to Truvada from other regimens and to a lesser extent, from patients new to therapy. In 2005, we expect sales from our HIV products to be in the range of $1.275 billion to $1.325 billion for the full year.

AmBisome sales for the second quarter of 2005 were $56.2 million, an increase of 2% compared to the second quarter of 2004 primarily driven by a stronger European currency compared to the same quarter last year. The sales volume of AmBisome in Europe increased by 8% in the second quarter of 2005 compared to the same period in 2004. This increase in volume was offset by lower pricing in most regions. We continue to see strong performance in certain European countries. We also continue to experience increased pressure from competition in other European markets. In 2005, we expect AmBisome sales to be in the range of $205 million to $215 million for the full year.

For the second quarter of 2005, Hepsera sales in the United States were $19.1 million, compared to $14.6 million for the second quarter of 2004. Based on NDC data from the week ended July 8, 2005, in the United States, Hepsera comprised 52% and 56% of new and total prescriptions, respectively, of antivirals used for the treatment of chronic hepatitis B. International sales of Hepsera were $26.7 million in the second quarter of 2005 compared to $13.4 million for the same period in 2004. The increase was driven primarily by the volume growth in Europe, an increase of 95% compared to the same quarter last year. The increase was due to the continued progress in launching Hepsera which resulted in increases in volume in certain European regions. In 2005, we expect Hepsera sales to be in the range of $160 million to $180 million, which takes into account our current estimated impact of additional competition that has entered the market.

Total product sales for the six months ended June 30, 2005 and 2004 were $848.7 million and $575.9 million, respectively, representing an increase of 47%. Sales of HIV products for the six months ended June 30, 2005 were $645.8 million, up from $418.7 million in the six months ended June 30, 2004. For the first six months of 2005, HIV product volume increased by 39% when compared to the same period last year, with volume increasing 22% in the United States and 71% outside of the United States. Sales of Viread for the six months ended June 30, 2005 were $407.0 million, or 48% of total product sales, compared to $390.3 million, or 68% of total product sales, in the six months ended June 30, 2004. The year over year increase in Viread sales of 4% is primarily driven by the volume increase in Europe of 35%. Of the $407.0 million in Viread sales, $184.9 million were U.S. sales and $222.0 million were sales outside of the United States. We also recognized $110.4 million in AmBisome sales for the first six months of 2005, a 3% increase over the six months ended June 30, 2004 primarily driven by a stronger European currency. Sales of Hepsera totaled $88.5 million for the first six months of 2005, an increase of 89% over the $46.9 million in the first six months of 2004.

Royalty and Contract Revenue

Royalty and contract revenue was $46.8 million for the second quarter of 2005 compared with $20.4 million for the second quarter of 2004. The increase in the second quarter of 2005 was primarily driven by $36.0 million of royalties received from Roche for sales of Tamiflu in the first quarter of 2005. We record royalties from Roche in the quarter following the quarter in which the related Tamiflu sales occur. Royalties recognized in the second quarter of 2005 were significantly higher than the second quarter of 2004 due to the higher Tamiflu sales caused by the significant 2004/2005 flu season, particularly in Japan, and the fulfillment of orders for pandemic readiness supplies in certain countries.

Royalty and contract revenue was $77.0 million for the first six months of 2005 compared with $52.9 million for the comparable period in 2004. The most significant source of royalty and contract revenue recorded in the first six months of 2005 and 2004 was from worldwide sales of Tamiflu by Roche, which generated royalties to Gilead of $48.1 million and $37.1 million, respectively. The significant period over period increase in Tamiflu royalties was due to the factors mentioned above for the quarter ended June 30, 2005. We also recorded a $7.0 million milestone payment earned from Eyetech upon its first commercial sale of Macugen in the United States in the first six months of 2005 and recorded $4.8 million in the first six months of 2004 relating to the Eyetech NDA filing milestone for Macugen in the United States.

On June 23, 2005, we delivered a notice of termination to Roche for material breach of the 1996 Agreement. If, and when, our notice of termination becomes effective, all rights to Tamiflu granted to Roche under the 1996 Agreement would terminate and revert to us. One of the material breaches described in the notice of termination includes Roche’s failure to properly calculate and pay the royalties owed to us. During the second quarter of 2005, we concluded our audit of the royalties due from Roche to Gilead during the period from 2001 to 2003 pertaining to the 1996 Agreement. The results of this audit, which were presented to Roche, identified a potential underpayment by Roche for this period of $18.2 million. We cannot predict with certainty the final outcome of our action to seek termination of the 1996 Agreement, including our assertion of a claim relating to the underpayment of royalties under the 1996 Agreement. As such, no amounts have been accrued related to the outcome of these allegations.

Cost of Goods Sold and Product Gross Margin Percentage

The following table summarizes the period over period changes in our cost of goods sold (in thousands) and product gross margin percentages:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2005	2004		2005	2004
Total product sales	$448,458	$299,332	50%	$848,669	$575,917	47%
Cost of goods sold	63,269	42,092	50%	$120,684	77,041	57%
Product gross margin percentage	86%	86%		86%	87%

Our product gross margin percentage for the second quarter of 2005 was 86%, consistent with the same quarter of 2004. As a result of the buyout of our royalty obligation to Emory on future emtricitabine net sales in July 2005, we will capitalize and amortize our 65% share of the $525.0 million purchase price, or $341.3 million, to cost of goods sold in the future based on the royalty rate derived from our forecasted sales and will record our royalty obligations to Royalty Pharma based on all future actual emtricitabine net sales relative to Royalty Pharma’s 35% interest in the Emory royalty buyout. Excluding the potential impact of unanticipated changes in foreign currency exchange rates relative to the U.S. dollar and any significant change to the mix of product sales, we expect our product gross margin percentage to be in the range of 85% to 86% for the full year 2005. We do not expect the Emory royalty buyout to have a significant impact on our 2005 product gross margin.

Research and Development Expenses

The following table summarizes the period over period changes in our research and development (R&D) expenses into these major components (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2005	2004		2005	2004
Research	$12,391	$10,142	22%	$24,738	$20,474	21%
Clinical development	38,726	29,647	31%	88,233	68,418	29%
Pharmaceutical development	8,580	5,854	47%	17,160	15,296	12%

Total research and development	$59,697	$45,643	31%	$130,131	$104,188	25%

The $14.0 million increase in R&D expenses for the second quarter of 2005 compared to the second quarter of 2004 was primarily due to the costs and license fees of $4.9 million incurred by Gilead under its HCV collaborations as well as increased salaries of $2.7 million, partially offset by a lower level of clinical trial activity and related costs.

R&D expenses for the first half of 2005 and 2004 were $130.1 million and $104.2 million, respectively. The higher R&D expenses during the first six months of 2005 are primarily due to the $15.0 million upfront license fee incurred by Gilead under its HIV licensing agreement with Japan Tobacco Inc., the costs and license fees of $7.3 million incurred by Gilead under its HCV collaborations and increased salaries of $4.2 million, partially offset by a lower level of clinical trial activity and related costs.

In 2005, we expect R&D expenses to be in the range of $265 million to $285 million for the full year. This range reflects the $15.0 million one-time payment made to Emory during the third quarter of 2005 in connection with the amendment and restatement of our existing license agreement with Emory which provides Gilead with greater strategic flexibility as to the development of emtricitabine for the hepatitis B indication. This range does not reflect any other future licensing fees or expenses associated with potential corporate development activities.

Selling, General and Administrative Expenses

The following summarizes the period over period changes in our selling, general and administrative (SG&A) expenses (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2005	2004		2005	2004
Selling, general and administrative	$95,546	$73,789	29%	$175,681	$144,999	21%

SG&A expenses for the second quarter of 2005 increased by $21.8 million compared to the second quarter of 2004 primarily due to increased salaries of $3.7 million due largely to higher headcount, increased medical education and journal advertising of $4.1 million, as well as increased marketing meetings and symposia costs of $2.4 million as a result of the expansion of our sales and marketing activities.

For the first half of 2005 and 2004, SG&A expenses were $175.7 million and $145.0 million, respectively. The higher SG&A expenses are due primarily to increased salaries of $6.6 million due largely to higher headcount, increased medical education and journal advertising costs of $5.5 million, as well as increased marketing research, speaker’s programs and symposia costs of $4.7 million as a result of the expansion of our sales and marketing activities.

In the second quarter of 2005, we announced that the commercial, medical and administrative groups of its European headquarters, currently based in Paris, France, would be relocated to the London area in the United Kingdom. The European headquarters for our regulatory, safety and information technology groups are currently located in the Cambridge area in the United Kingdom, and we believe that this relocation will enable us to achieve efficiencies through the closer proximity of the groups as Gilead positions itself to compete with the large pharmaceutical companies at a global level. Gilead’s French subsidiary will continue to occupy the related facilities as we will continue to maintain and expand our sales and marketing presence in France. The transition associated with this relocation is expected to occur over the next three to six months. As of June 30, 2005, no liability had been recognized related to the relocation because at this date, we could not reasonably estimate the number of employees who would accept relocation, thereby incurring relocation costs, and the number of employees who would not accept relocation and thereby incurring severance costs, as well as recruiting costs associated with hiring any necessary replacement employees in the United Kingdom. Based upon the most current information available, we believe that the aggregate relocation, severance and recruiting costs resulting from the European headquarters relocation will be in the approximate range of $10 to $13 million, the actual amount of which is expected to be expensed primarily during the second half of 2005.

In 2005, we expect SG&A expenses to be in the range of $365 million to $385 million for the full year. This includes the costs of relocating our European headquarters from Paris to London and the hiring of additional therapeutic specialists in certain geographic territories, but excludes any expenses we may incur associated with potential collaborations or strategic acquisitions.

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

A summary of these programs at the acquisition date follows, updated for subsequent changes in status of development:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Emtricitabine for HIV	A nucleoside analogue that has been shown to be an inhibitor of HIV replication in patients.	Four Phase III studies were completed prior to the acquisition date. U.S. marketing approval received from the FDA in July 2003 for Emtriva and European Union approval received from the European Commission in October 2003.	$178.8

Emtricitabine/Tenofovir DF Fixed Dose Combination for HIV Therapy	A fixed-dose co-formulation of tenofovir and emtricitabine.	As of the acquisition date, work had not commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing. In March 2004, applications for marketing approval were submitted in the United States and European Union and in August 2004 marketing approval in the United States was received from the FDA for Truvada, the fixed-dose co-formulation of tenofovir and emtricitabine. Marketing approval in the European Union was received in February 2005 and sales commenced later during the first quarter.	$106.4

Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in patients with HIV infection.	This program was in Phase 2 trials at acquisition date. In 2004, we terminated the licensing agreement with Emory University and the University of Georgia Research Foundation, Inc. and development was discontinued.	$114.8

Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in patients chronically infected with HBV.	This program was in Phase I/II trials at acquisition date. In August 2003, the licensing agreement with Bukwang Pharm. Ind. Co., Ltd was terminated and development was discontinued.	$58.8

Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	One Phase III trial has been completed as of December 31, 2004. We continue to evaluate our strategy for the development of emtricitabine for the hepatitis B indication.	$29.8

Gain on Eyetech Warrants

In March 2000, we entered into an agreement with Eyetech relating to our proprietary aptamer EYE001, currently known as Macugen. Pursuant to this agreement, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share. In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the carrying value of the warrant to its estimated fair value resulting in a gain of $20.6 million which is included in our condensed consolidated statement of income for the six months ended June 30, 2004. The fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%. At the end of the first quarter of 2004, we exercised the warrant on a net basis utilizing shares of Eyetech common stock as consideration and subsequently held 646,841 shares of Eyetech common stock. In the second quarter of 2004, we sold all of the Eyetech shares we held and realized a gain of approximately $2.3 million, which is included in interest and other income, net, in our condensed consolidated statement of income for the three and six months ended June 30, 2004.

Interest and Other Income, net

Interest and other income, net, was $10.5 million for the second quarter of 2005, up from $5.4 million for the second quarter of 2004. Interest and other income, net, was $18.9 million and $8.3 million for the first six months of 2005 and 2004, respectively. The increase in 2005 as compared to the same periods in 2004 is primarily due to higher investment balances and yields in 2005. In the second quarter of 2004, we sold all of the Eyetech shares we held and realized a gain of approximately $2.3 million.

Interest Expense

Interest expense for the second quarter and first half of 2005 was significantly lower when compared to the $2.1 million and $4.2 million, respectively, incurred in the second quarter and first half of 2004 due primarily to the conversion of our $345.0 million 2% convertible senior debt into shares of our common stock in November 2004.

Minority Interest in Joint Venture

We began consolidating the financial statements of our joint venture with BMS in the first quarter of 2005. We continue to record a minority interest related to BMS’ share in the operating results and financial position of the joint venture. During the second quarter of 2005, we continued to make progress on the development and commercialization of the fixed-dose combination of Gilead’s Truvada and BMS’ Sustiva in the United States, including the evaluation of a second formulation of the fixed-dose combination of Truvada and Sustiva.

Provision for Income Taxes

Our effective income tax rate was 32% for the second quarter and first half of 2005. Our effective income tax rate was 31% for the second quarter and first half of 2004. Our provision for income taxes for the second quarter of 2005 was $92.2 million compared to $50.1 million for the second quarter of 2004. Our provision for income taxes for the first half of 2005 was $166.2 million compared to $101.5 million for the first half of 2004. The effective tax rate for the second quarter and first half of 2005 and 2004 are different from the statutory rate primarily as a result of permanently reinvested earnings of our foreign operations. We do not provide U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

Foreign Exchange

The impact on pre-tax earnings for the second quarter and first half of 2005 was a favorable $6.4 million and $9.4 million, respectively, compared to the same periods in 2004 principally as a result of the favorable European currency environment relative to the U.S. dollar. This includes the impact from revenues and expenses generated from outside the United States, as well as results from our hedging activity.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $1.79 billion at June 30, 2005, up from $1.25 billion at December 31, 2004. The increase of $535.2 million was primarily due to net cash provided by operations of $518.9 million which was driven by the growth in operating income, and to a lesser extent, strong collections of accounts receivable in certain European countries and the proceeds from issuances of common stock related to our employee stock option program.

Working capital at June 30, 2005, was $2.12 billion compared to $1.60 billion at December 31, 2004. In addition to the $535.2 million increase in cash, cash equivalents and marketable securities, significant increases to working capital during the first half of 2005 included a $30.1 million increase in inventories primarily due to ramp up of material purchases for the Gilead Access Program and to a lesser extent, to support strong product sales, a $6.7 million decrease in accrued liabilities and a $5.2 million increase in prepaid expenses and other current assets primarily related to the increase in our hedge-related fair value assets. These increases in working capital were partially offset by a $36.2 million decrease in current deferred tax assets, a $10.2 million increase in accounts payable, and an $8.3 million increase in income taxes payable. The decrease of $6.7 million in accrued liabilities was primarily due to a decrease in our hedge-related fair value liabilities and accrued compensation and employee benefits, partially offset by an increase in royalties payable, sales and marketing accruals, and Medicaid rebates mostly due to higher sales of Viread and Truvada. The decrease in current deferred tax assets of $36.2 million was primarily due to the utilization of net operating loss and tax credit carryforwards to reduce income taxes payable. Accounts receivable remained consistent in spite of the growth in product sales due to strong collections in certain European countries.

Capital expenditures during the first half of 2005 were $23.6 million compared to $18.2 million during the first half of 2004. These expenditures were primarily related to domestic facilities improvements and purchases of laboratory and manufacturing equipment. We expect capital expenditures for the full year 2005 to be in the range of $55 million to $65 million. This includes the expenditures relating to the relocation our European headquarters from Paris to London.

Subsequent to the quarter ended June 30, 2005, Gilead made a one-time cash payment of $341.3 million, reflecting its 65% share of the total $525.0 million royalty buyout from Emory on all future emtricitabine net sales. Gilead also made a one-time payment of $15.0 million to Emory in connection with the amendment and restatement of our existing license agreement with Emory, providing Gilead with greater strategic flexibility as to the development of emtricitabine for the hepatitis B indication.

We believe that our existing capital resources, supplemented by cash generated from our operations, will be adequate to satisfy our capital needs for the foreseeable future. Our future capital requirements and the adequacy of our resources will depend on many factors, including:

•	the commercial performance of our current and future products,

•	the progress and scope of our research and development efforts, including preclinical studies and clinical trials,

•	the cost, timing and outcome of regulatory reviews,

•	the expansion of our sales and marketing capabilities,

•	the increase in administrative expenses to support the continued growth of operations,

•	the possibility of acquiring manufacturing capabilities or additional office facilities,

•	the possibility of acquiring other companies or new products,

•	the establishment of additional collaborative relationships with other companies, and

•	defense costs associated with settlements of and adverse results of litigation.

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

Subsidiaries and Other

We have established a variety of subsidiaries in various countries for the purpose of conducting business in those locations. We have also established a joint venture with BMS. All of these subsidiaries, including our joint venture with BMS, are consolidated in our financial statements. We do not have any unconsolidated variable interests in variable interest entities where we are the primary beneficiary as determined under FIN 46R. We are also not involved in any non-exchange traded commodity contracts accounted for at fair value. We have no commercial commitments with related parties, except for employee loans. We have contractual obligations in the form of capital and operating leases, notes payable, raw material supply agreements and clinical research organization contracts. There have been no significant changes outside the ordinary course of business in our contractual obligations as disclosed in “Item 15. Exhibits and Financial Statement Schedules – Note 13. Commitments and Contingencies” of our 2004 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk compared to the disclosures in Item 7A of our 2004 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2005 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that subject to the limitations described below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules on Form 10-Q.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 10, 2005 in Burlingame, California. Of the 450,376,221 shares of Gilead common stock entitled to vote at the meeting, 391,853,800 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

The stockholders elected eight directors to serve for the ensuing year and until their successors are elected. The votes regarding the election of directors were as follows:

Name	Shares Voted For	Votes Withheld
Paul Berg	380,275,631	11,578,169
Etienne F. Davignon	384,486,505	7,367,295
James M. Denny	388,341,904	3,511,896
John C. Martin	388,361,707	3,492,093
Gordon E. Moore	356,493,288	35,360,512
Nicholas G. Moore	356,278,859	35,574,941
George P. Shultz	388,109,291	3,744,509
Gayle E. Wilson	361,839,820	30,013,980

The stockholders approved the ratification of Ernst & Young LLP as Gilead’s independent auditors for the year ending December 31, 2005. There were 378,401,487 votes cast for the proposal, 9,448,672 votes cast against, 4,003,641 abstentions and no broker non-votes.

The stockholders approved an amendment to Gilead’s 2004 Equity Incentive Plan. There were 258,783,553 votes cast for the proposal, 89,521,805 votes cast against, 3,470,349 abstentions and 40,078,093 broker non-votes.

The stockholders voted against a stockholder proposal requesting a report to stockholders related to the economic effects of the HIV/AIDS, tuberculosis and malaria pandemics. There were 93,556,347 votes cast for the proposal, 201,655,930 votes cast against, 56,563,410 abstentions and 40,078,113 broker non-votes.

ITEM 6. EXHIBITS

31.1	Certification

31.2	Certification

32	Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date:	August 4, 2005	/s/ John C. Martin
John C. Martin
President and Chief Executive Officer

Date:	August 4, 2005	/s/ John F. Milligan
John F. Milligan
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a) Exhibits

31.1	Certification

31.2	Certification

32	Certification