Form 10-Q
period 2005-09-30
GILEAD SCIENCES INC
filed 2005-11-04
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2005: 457,918,576

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business including the following: GILEAD®, GILEAD SCIENCES®, HEPSERA®, VIREAD®, VISTIDE®, DAUNOXOME®, AMBISOME®, EMTRIVA® and TRUVADA®. MACUGEN® is a registered trademark belonging to Eyetech Pharmaceuticals, Inc. SUSTIVA® is a registered trademark and BARACLUDE TM is a trademark of Bristol-Myers Squibb Company. TAMIFLU® is a registered trademark belonging to F. Hoffmann-La Roche Ltd. This report also includes other trademarks, service marks and trade names of other companies.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$592,722	$280,909
Marketable securities	1,067,554	973,129
Accounts receivable, net	400,623	371,245
Inventories	174,040	135,991
Deferred tax assets	13,818	53,047
Prepaid expenses	33,528	21,681
Other current assets	15,430	13,692

Total current assets	2,297,715	1,849,694
Property, plant and equipment, net	238,310	223,106
Noncurrent portion of prepaid royalties	337,894	11,099
Noncurrent deferred tax assets	16,761	45,446
Other noncurrent assets	28,005	26,618

	$2,918,685	$2,155,963

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,134	$47,552
Accrued clinical and preclinical expenses	8,777	7,547
Accrued compensation and employee benefits	56,774	45,469
Income taxes payable	6,839	8,698
Other accrued liabilities	150,599	124,126
Deferred revenue	11,625	19,880
Long-term obligations due within one year	118	181

Total current liabilities	267,866	253,453

Long-term deferred revenue	33,663	31,404
Long-term obligations	291	234
Minority interest in joint venture	(1,465)	—

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 700,000 shares authorized; 457,474 and 448,822 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	457	449
Additional paid-in capital	2,080,636	1,893,926
Accumulated other comprehensive income (loss)	9,398	(18,692)
Deferred stock compensation	(201)	(539)
Retained earnings (accumulated deficit)	528,040	(4,272)

Total stockholders’ equity	2,618,330	1,870,872

	$2,918,685	$2,155,963

(1)	The condensed consolidated balance sheet at December 31, 2004 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product sales	$467,204	$310,727	$1,315,873	$886,644
Royalty and contract revenue	26,247	15,460	103,261	68,392

Total revenues	493,451	326,187	1,419,134	955,036

Costs and expenses:
Cost of goods sold	65,498	40,842	186,182	117,883
Research and development	78,830	49,204	208,961	153,392
Selling, general and administrative	99,238	72,371	274,918	217,370

Total costs and expenses	243,566	162,417	670,061	488,645

Income from operations	249,885	163,770	749,073	466,391

Gain on Eyetech warrants	—	—	—	20,576
Interest and other income, net	12,492	4,801	31,385	13,137
Interest expense	(26)	(2,042)	(50)	(6,202)
Minority interest in joint venture	1,223	—	2,398	—

Income before provision for income taxes	263,574	166,529	782,806	493,902
Provision for income taxes	84,342	53,289	250,494	154,775

Net income	$179,232	$113,240	$532,312	$339,127

Net income per share – basic	$0.39	$0.26	$1.18	$0.79

Net income per share – diluted	$0.38	$0.25	$1.13	$0.74

Shares used in per share calculation – basic	456,098	431,273	452,923	429,230

Shares used in per share calculation – diluted	475,965	465,474	472,350	462,980

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$532,312	$339,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,904	17,979
Gain on Eyetech warrants	—	(20,576)
Deferred income taxes	67,914	101,059
Tax benefits from employee stock plans	79,000	11,392
Minority interest in joint venture	(1,465)	—
Other non-cash transactions	2,760	(2,145)
Changes in operating assets and liabilities:
Accounts receivable, net	3,492	(75,183)
Inventories	(38,049)	(18,132)
Prepaid expenses and other assets	3,246	(4,937)
Prepaid royalties	(341,250)	—
Accounts payable	(14,418)	(2,098)
Income taxes payable	(1,859)	10,611
Accrued liabilities	65,040	12,302
Deferred revenue	(5,996)	17,931

Net cash provided by operating activities	374,631	387,330

INVESTING ACTIVITIES:
Purchases of marketable securities	(1,067,005)	(1,073,764)
Proceeds from sales of marketable securities	607,765	537,380
Proceeds from maturities of marketable securities	363,467	222,284
Capital expenditures	(34,909)	(29,096)

Net cash used in investing activities	(130,682)	(343,196)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock	107,157	56,406
Repayments of long-term obligations	(166)	(90)

Net cash provided by financing activities	106,991	56,316

Effect of exchange rate changes on cash	(39,127)	6,281

Net increase in cash and cash equivalents	311,813	106,731

Cash and cash equivalents at beginning of period	280,909	194,719

Cash and cash equivalents at end of period	$592,722	$301,450

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, clinical trial accruals and our income tax provision. Actual results may differ from these estimates. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its joint venture with Bristol-Myers Squibb Company (BMS), for which Gilead is the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). Minority interest is recorded for BMS’ interest in the joint venture. Significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with the current year presentation. The accompanying financial information should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

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

Earnings Per Share

Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted-average number of shares of common stock and other dilutive securities outstanding during the period. Dilutive potential shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents are determined based on the treasury stock method. Dilutive potential shares of common stock resulting from the assumed conversion of convertible notes are determined based on the -if converted method.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income used in calculation of basic earnings per share	$179,232	$113,240	$532,312	$339,127
Interest expense, net of related tax	—	1,304	—	3,910

Net income used in calculation of diluted earnings per share	$179,232	$114,544	$532,312	$343,037

Denominator:
Weighted-average shares of common stock outstanding used in calculation of basic earnings per share	456,098	431,273	452,923	429,230
Effect of dilutive securities:
Stock options and equivalents	19,867	19,520	19,427	19,069
Convertible debt	—	14,681	—	14,681

Weighted-average shares of common stock outstanding used in calculation of diluted earnings per share	475,965	465,474	472,350	462,980

Options to purchase approximately 0.3 million and 0.5 million shares of common stock were also outstanding during the three and nine months ended September 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Options to purchase approximately 1.5 million and 3.0 million shares of common stock were outstanding during the three and nine months ended September 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income – as reported	$179,232	$113,240	$532,312	$339,127
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	102	172	380
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(19,752)	(21,458)	(60,258)	(60,649)

Pro forma net income	$159,505	$91,884	$472,226	$278,858

Net income per share:
Basic - as reported	$0.39	$0.26	$1.18	$0.79

Basic - pro forma	$0.35	$0.21	$1.04	$0.65

Diluted - as reported	$0.38	$0.25	$1.13	$0.74

Diluted - pro forma	$0.34	$0.20	$1.00	$0.61

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As a result, further refinement of our model assumptions for our stock options may, in the future, generate fair values that differ from those calculated based on our current model and assumptions. To calculate the estimated fair value of the awards, we used the multiple option approach and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life in years:
Stock options (from vesting date)	1.78	1.85	1.78	1.85
ESPP	1.31	1.74	1.25	1.60
Discount rate:
Stock options	4.0%	3.4%	3.8%	3.0%
ESPP	3.8%	1.6%	3.3%	1.7%
Volatility	45%	48%	45%	48%
Expected dividend yield	0%	0%	0%	0%

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supercedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the income statement based on their fair values, beginning with the first quarterly period after June 15, 2005, with early adoption permitted. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date for SFAS 123R such that the Company is now allowed to adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We expect to adopt SFAS 123R on January 1, 2006.

Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to our employee and director stock options and employee stock purchase plan. Although we have not yet determined the method of adoption or the effect of adopting SFAS 123R, we expect that the adoption of SFAS 123R will have a material impact on our income statement and earnings per share. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method and assumptions used. SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

2. Inventories

Inventories are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$130,856	$93,942
Work in process	10,583	11,103
Finished goods	32,601	30,946

Total inventories	$174,040	$135,991

3. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$179,232	$113,240	$532,312	$339,127
Net foreign currency translation gain (loss)	(1,221)	717	(6,249)	179
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	(941)	(2,811)	35,506	(3,643)
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	(874)	22	(1,167)	(521)

Comprehensive income	$176,196	$111,168	$560,402	$335,142

4. Eyetech Warrants

In March 2000, we entered into an agreement with Eyetech relating to our proprietary aptamer EYE001, currently known as Macugen. Pursuant to this agreement, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share. In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the carrying value of the warrant to its estimated fair value, resulting in a gain of $20.6 million which is included in our condensed consolidated statement of income for the nine months ended September 30, 2004. The fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%. At the end of the first quarter of 2004, we exercised the warrant on a net basis using shares of Eyetech common stock as consideration for the exercise price and subsequently held 646,841 shares of Eyetech common stock. In the second quarter of 2004, we sold all of the Eyetech shares we held and realized a gain of $2.3 million which is included in interest and other income, net, in our condensed consolidated statement of income for the nine months ended September 30, 2004.

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

6. Contingencies

Legal Proceedings

A number of states, counties and municipalities have filed complaints alleging that a large number of pharmaceutical defendants, including in some instances Gilead, reported inaccurate prices for their products, causing the governmental entity named as the plaintiff to overpay for pharmaceutical products furnished to participants in the Medicaid program. Twenty-six separate actions filed by New York City and numerous New York counties were consolidated in a multi-district litigation proceeding before the United States District Court for the District of Massachusetts. On August 23, 2005, these cases were voluntarily dismissed with respect to Gilead. To its knowledge, Gilead has been named in three additional cases, (1) State of Alabama v. Abbott Laboratories, Inc., et al., currently pending in the Circuit Court for Montgomery County, Alabama; (2) County of Erie v. Abbott Laboratories, Inc., et al., currently pending in the United States District Court for the District of Massachusetts and (3) State of Mississippi v. Abbott Laboratories, Inc., et al., currently pending in the Chancery Court of Hinds County, Mississippi. The complaints assert claims under federal and state law and seek damages (and, in the State of Alabama case, treble damage) and attorneys’ fees. We intend to defend the cases vigorously. The cases are all at a preliminary stage and it is not possible to predict the outcome. As such, no amounts have been accrued related to the outcome of these cases.

A purported class action complaint was filed on November 10, 2003, in the United States District Court for the Northern District of California against Gilead and our Company’s Chief Executive Officer, Chief Financial Officer, former Executive Vice President of Operations (and current Senior Business Advisor), Executive Vice President of Research and Development, Senior Vice President of Manufacturing and Senior Vice President of Research. The complaint alleges that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of Gilead’s securities during the period from July 14, 2003 through October 28, 2003. Other similar actions were subsequently filed and the court issued an order consolidating the lawsuits into a single action on December 22, 2003. On February 9, 2004, the court issued an order appointing lead plaintiffs in the consolidated action. On April 30, 2004, the lead plaintiffs, on behalf of the purported class, filed their consolidated amended complaint. On June 21, 2004, the Company and individual defendants filed their motion to dismiss the consolidated amended complaint. On January 4, 2005, the court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed a second amended complaint on February 25, 2005 and a third amended complaint on March 11, 2005. On October 11, 2005, the court granted the defendants’ notion to dismiss the third amended complaint with leave to amend. We intend to defend the cases vigorously. As the outcome cannot be predicted at this time, no amount has been accrued related to the outcome of this matter.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, results of operations or financial position.

Roche

On June 23, 2005, we delivered a notice of termination to F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche) for material breach of the Development and License Agreement for Tamiflu (the 1996 Agreement) entered into by Gilead and Roche in September 1996. The 1996 Agreement was filed as exhibit 10.42 to our report on Form 10-Q for the quarter ended September 30, 1996. The notice of termination was filed as exhibit 99.2 to the report on Form 8-K filed by Gilead on June 23, 2005. If, and when, our notice of termination becomes effective, all rights to Tamiflu granted to Roche under the 1996 Agreement would terminate and revert to us.

One of the material breaches described in the notice of termination includes Roche’s failure to properly calculate and pay the royalties owed to Gilead. During the second quarter of 2005, we concluded our audit of the royalties due from Roche to Gilead under the 1996 Agreement during the period from 2001 to 2003. The results of this audit, which were presented to Roche, identified a potential underpayment by Roche for this period of $18.2 million. In connection with our dispute with Roche related to such potential underpayment, during the third quarter of 2005, Roche advanced a payment of $18.2 million to Gilead; however, Roche has reserved its rights on the payment pending comprehensive resolution of all disputes described in the notice of termination.

We were unable to resolve the dispute with Roche during the ninety-day period following the delivery of our notice of termination. As a result, the parties have now submitted the matter for confidential binding arbitration under the terms of the 1996 Agreement. We cannot predict with certainty the final outcome of the arbitration against Roche in connection with our action to seek termination of the 1996 Agreement, including our assertion of a claim relating to the underpayment of royalties under the 1996 Agreement. As such, we have recorded the receipt of Roche’s $18.2 million payment in other accrued liabilities.

7. Segment Information

Gilead operates in one business segment, which primarily focuses on the development and commercialization of human therapeutics for infectious diseases. All products are included in one segment because our major products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
HIV Products:
Viread	$189,395	$193,880	$596,349	$584,138
Truvada	162,403	18,207	376,680	18,207
Emtriva	11,737	15,963	36,314	44,384

HIV products	363,535	228,050	1,009,343	646,729
AmBisome	54,736	49,831	165,157	156,665
Hepsera	46,893	29,734	135,364	76,618
Vistide	1,808	2,822	4,906	5,457
DaunoXome	232	290	1,103	1,175

Total product sales	$467,204	$310,727	$1,315,873	$886,644

Product sales and product-related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partner. Certain revenue amounts for 2004 and 2005 have been reclassified between geographic regions to conform to the current period presentation. The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	$256,294	$168,853	$722,311	$465,539
France	38,488	27,610	117,520	88,875
Spain	29,625	24,097	91,239	75,498
United Kingdom	30,719	23,362	84,537	61,298
Italy	25,268	17,725	79,261	52,402
Germany	24,090	17,152	75,007	42,975
Switzerland	15,382	4,796	69,385	46,466
Other European countries	38,769	26,924	96,490	76,673
Other countries	34,816	15,668	83,384	45,310

Total revenues	$493,451	$326,187	$1,419,134	$955,036

The following table summarizes the concentration of revenues from our three largest customers who distribute our products primarily in the United States (as a percent of total revenues):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cardinal Health, Inc.	20%	22%	19%	17%
AmerisourceBergen Corp.	12%	10%	12%	11%
McKesson Corp.	12%	12%	12%	10%

8. European Headquarters Relocation

In June 2005, Gilead announced that the commercial, medical and administrative groups of its European headquarters, based in Paris, France, would be relocated to the London area in the United Kingdom. The European headquarters for our regulatory, safety and information technology groups are currently located in the Cambridge area in the United Kingdom, and we believe that this relocation will enable us to achieve efficiencies through the closer proximity of the groups as Gilead positions itself to compete with the large pharmaceutical companies at a global level. Gilead’s French subsidiary will continue to occupy Gilead’s existing French facilities as we will continue to maintain and expand our sales and marketing presence in France.

In the third quarter of 2005, when the relocation plans were finalized, Gilead accrued a charge of $8.4 million, primarily consisting of employee severance costs and termination benefits, which is included in selling, general and administrative expenses in the condensed consolidated statements of income. As of September 30, 2005, no significant amounts have been charged against the accrual which is included in accrued compensation and employee benefits in the condensed consolidated balance sheet. The majority of the payments are expected to be made over the next nine months. Additional costs relating to the new headquarters in the United Kingdom, including recruitment costs, legal expenses, capital expenditures and other related costs will be recorded as incurred. Based upon the most current information available, we believe that the aggregate severance, relocation and recruiting costs resulting from the European headquarters relocation will be in the approximate range of $10 to $13 million.

9. Emory University

In July 2005, Gilead and Royalty Pharma purchased the royalty interest owned by Emory University (Emory) in emtricitabine, the active pharmaceutical ingredient in certain Gilead HIV products. Under the terms of the agreement, Gilead and Royalty Pharma paid 65% and 35%, respectively, of the total purchase price of $525.0 million. We have capitalized as prepaid royalties our 65% share of the $525.0 million purchase price, or $341.3 million. We have begun to amortize this prepaid royalty to cost of goods sold over the remaining life of the underlying patent based on the royalty rate derived from our forecasted sales. In addition, we now record royalties to Royalty Pharma based on actual emtricitabine net sales relative to Royalty Pharma’s 35% interest in the Emory royalty buyout.

In July 2005, Gilead also made a payment of $15.0 million to Emory in connection with the amendment and restatement of our existing license agreement with Emory, as it pertained to our obligation to develop emtricitabine for the hepatitis B indication. We have recorded this payment in research and development expenses as we have not commercialized a product pursuant to this license and we currently do not expect to undertake any significant research and development activities in the next several years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases. We are a multinational company, with revenues from nine approved products and marketing operations in eleven countries. We focus our research and clinical programs on anti-infectives. Currently, we market Viread® (tenofovir disoproxil fumarate), Truvada® (tenofovir disoproxil fumarate and emtricitabine) and Emtriva® (emtricitabine) for the treatment of HIV infection; Hepsera® (adefovir dipivoxil) for the treatment of chronic hepatitis B; AmBisome® (amphotericin B) liposome for injection for the treatment of fungal infection; and Vistide® (cidofovir injection) for the treatment of cytomegalovirus (CMV) retinitis. F. Hoffmann-La Roche Ltd (Roche) currently markets Tamiflu® (oseltamivir phosphate) for the treatment and prevention of influenza under a royalty-paying development and license agreement with us. Eyetech Pharmaceuticals, Inc. (Eyetech) markets Macugen® (pegaptanib sodium injection) in the United States for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us. We began recording royalties from Eyetech during the second quarter of 2005.

Our operating results for the third quarter of 2005 were led by strong net product sales of $467.2 million and HIV product sales (Viread, Truvada and Emtriva) of $363.5 million. A 59% increase in HIV product sales in the third quarter of 2005 over the third quarter of 2004 served as a key driver in increasing total product sales by 50% over the comparable period in 2004. In the United States, Truvada sales were up 25% sequentially from the second quarter of 2005 and represented 64% of our U.S. HIV product sales after being on the market for one year. Outside of the United States, higher HIV product sales compared to the third quarter of 2004 were primarily driven by the launch of Truvada in certain European countries in the first nine months of 2005 and increases in sales volume for Viread, particularly in Europe, Australia, Canada and Latin America. AmBisome product sales in the third quarter of 2005 increased by 10% when compared to the third quarter of 2004, primarily driven by higher sales volume outside of the United States. Hepsera product sales for the third quarter of 2005 increased 58% from the third quarter of 2004 driven primarily by significant volume growth in both the United States and Europe, which increased by 38% and 55%, respectively, compared to the same quarter last year.

We completed several important corporate initiatives during the third quarter of 2005 including the purchase of the royalty interest owned by Emory University (Emory) and the finalization of the relocation plans of our European headquarters. In July, Gilead and Royalty Pharma purchased the royalty interest owned by Emory in emtricitabine, the active pharmaceutical ingredient in certain Gilead HIV products. Gilead and Royalty Pharma paid 65% and 35%, respectively, of the total purchase price of $525.0 million. During the quarter, we also commenced the relocation of our European commercial, medical and administrative headquarters to the United Kingdom from France, which resulted in $8.4 million of severance and relocation expenses for the third quarter of 2005.

During the third quarter of 2005, we announced several updates on our collaborative activities. In August, we announced bioequivalence results demonstrating that our second formulation of the fixed-dose combination of Truvada® (emtricitabine and tenofovir disoproxil fumarate) and Bristol-Myers Squibb’s Sustiva® (efavirenz) for the treatment of HIV did not demonstrate bioequivalence to the individual products dosed separately. The company is now proceeding with the evaluation of up to three new formulations, developed based on bi-layer technology. This bi-layer technology involves co-formulation of Truvada and Sustiva as individually formulated layers combined together in one tablet. In addition, Gilead and Achillion Pharmaceuticals began dosing patients in a Phase I study of GS 9132 (also known as ACH-806) for the treatment of hepatitis C. We also made advances in the Phase I/II clinical trial to evaluate GS 9137 (also known as JTK-303), a novel HIV integrase inhibitor we licensed from Japan Tobacco Inc. (Japan Tobacco) in the first quarter of 2005.

In addition, we demonstrated our commitment to broadening access to Viread and Truvada by reducing their prices by 31% and 12% for Viread and Truvada, respectively, under the Gilead Access Program. We also signed a non-exclusive manufacture and distribution agreement with Aspen Pharmacare in October 2005, providing for the manufacture and distribution of Viread and Truvada to certain developing world countries included in the Gilead Access Program.

Our net cash used in operating activities was $144.2 million for the third quarter of 2005 compared to net cash provided by operating activities of $166.6 million in the same quarter of 2004, primarily driven by the $341.3 million payment we made to Emory for the buyout of all future royalties due to Emory on worldwide net sales of product containing emtricitabine, partially offset by positive cash flows provided by our operating income.

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

New Products and Growth of Existing Product Revenues. If we do not introduce new products or increase revenues from our existing products, we will not be able to grow our revenues. Each new product commercialization effort will face the risks outlined in the Risk Factors set forth in our 2004 10-K and this section. If we fail to increase our sales of HIV products and other products, we may not be able to increase revenues and expand our research and development efforts. In addition, we may face difficulties in our collaboration efforts with BMS to formulate a once-a-day single pill combination of Truvada and Sustiva. For example, the initial formulations we developed of this combination did not demonstrate bioequivalence in humans to the individual components, as required for regulatory approval. We are currently testing additional formulations in clinical studies for bioequivalence and the earliest potential U.S. NDA filing date is in the first half of 2006. If these subsequent formulations of this combination we develop fail, including our current formulations based on bi-layer technology, we could experience additional delays in filing for approval or fail to obtain regulatory approval. Failure to achieve any of these objectives when expected, or at all, may have a material adverse effect on our business and results of operations.

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

Product Profiles and Safety. As our products, including Viread, Truvada, Emtriva, AmBisome and Hepsera, are used over longer periods of time in many patients taking numerous other medicines, we have found and expect to continue to find new issues such as safety, resistance or drug interactions, which may require us to provide additional warnings on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. Safety and efficacy studies of Viread and Emtriva dosed as separate products are ongoing and have been underway for a longer period of time then the safety and efficacy studies of Truvada (Viread and Emtriva together), which are also underway. If serious safety, resistance or interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities.

Regulatory Process. The products that we develop must be approved by regulatory authorities for testing, manufacturing, quality control, labeling, marketing and sale, and, once approved, are subject to extensive regulation by the U.S. Food and Drug Administration (FDA) and comparable regulatory agencies in other countries. We are continuing clinical trials for Viread, Truvada, Emtriva, AmBisome and Hepsera for currently approved and additional uses and we anticipate that we will file for marketing approval in additional countries and for additional products over the next several years. If these products fail to receive marketing approval on a timely basis, or at all, or if our marketed products or our manufacturing processes are the subject of regulatory changes, actions or recalls, our results of operations may be adversely affected.

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

Manufacturing. We depend on third parties to perform manufacturing activities effectively and on a timely basis for most of our products. We depend on third parties to manufacture Viread, Truvada, Emtriva, Hepsera, and Vistide, including the Truvada and Viread made available to physicians and treatment programs at cost in developing countries under our Access Program. If one of our contract manufacturers becomes unable to manufacture the bulk drug substances for our HIV products, we may not be able to fulfill all demand for our HIV products. Roche is responsible for manufacturing Tamiflu under the Development and License Agreement entered into by Gilead and Roche in September 1996 (the 1996 Agreement), although when, and if, the notice of termination we delivered to Roche becomes effective, we would assume responsibility for such manufacturing of Tamiflu following a contractually-mandated transition period. If these third parties fail to perform as required, this could impair our ability to produce adequate product supplies or to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval, and these events could harm our competitive position. Third-party manufacturers may develop problems over which we have no control and these problems may adversely affect our business.

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

Collaborations. We rely on a number of significant collaborative relationships with major pharmaceutical companies for the development, sales and marketing of our products in certain regions. These include collaborations with Astellas Pharma, Inc. (created through the merger of Yamanouchi Pharmaceutical Co. Ltd. and Fujisawa Pharmaceutical Co., Ltd.) and Sumitomo Pharmaceuticals Co. Ltd. for AmBisome, GSK for Hepsera, Roche for Tamiflu, Pfizer for Vistide, Eyetech and Pfizer for Macugen, and Japan Tobacco for Viread, Truvada and Emtriva and our joint venture with BMS to develop and commercialize a fixed-dose combination of Truvada and Sustiva. In many countries, we rely on international distributors for sales of Viread, Truvada, Emtriva, AmBisome, and Hepsera outside of the United States. Some of these relationships also involve the clinical development of products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that we are not able to control the resources our partners devote to our programs or products, disputes may arise with respect to the ownership of rights to technology, disagreements could cause delays in or termination of projects or result in litigation or arbitration, contracts may fail to provide significant protection or to be effectively enforced if a partner fails to perform, our partners may pursue competing technologies or devote fewer resources to the marketing of our products than they do to products of their own development and our partners may be unable to pay us. Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaboration efforts. If these efforts fail, our product development or commercialization of new products could be delayed and revenue from existing products could decline.

Development and License Agreement with Roche. On June 23, 2005, we delivered a notice of termination to Roche for material breach of the 1996 Agreement. When, and if, the notice of termination becomes effective, all rights to Tamiflu granted to Roche under the 1996 Agreement would terminate and revert to us. The 1996 Agreement provides for dispute resolution procedures, including confidential binding arbitration. We were unable to resolve the dispute with Roche during the ninety-day period following the delivery of our notice of termination. As a result, the parties have now submitted the matter for arbitration under the terms of the 1996 Agreement. There can be no assurance that we will prevail in the confidential binding arbitration against Roche and we could incur considerable legal expenses in arbitration. In addition, when, and if, the notice of termination becomes effective, there are risks and uncertainties associated with our ability to assume the management of Tamiflu manufacturing and commercialization in an effective manner.

Fluctuations in Operating Results. The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval are extremely expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter. Uneven and unexpected activity on these programs may cause our operating results to fluctuate from quarter to quarter. In addition, approximately 90% of our product sales in the third quarter of 2005 in the United States are to three distributors, AmerisourceBergen Corp., McKesson Corp. and Cardinal Health, Inc. Channel inventory levels can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand.

Patents and Proprietary Rights. Our success will depend to a significant degree on our ability to protect our patents and other intellectual property rights both domestically and internationally. We have a number of patents, patent applications and rights to patents related to the compounds in our products, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. As part of the approval process of some of our products, the FDA has determined that the products would be granted an exclusivity period during which other manufacturer’s applications for approval of our products will not be granted. Generic manufacturers often wait to challenge the patents protecting products until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. It is, therefore, possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug through an Abbreviated New Drug Application, which is the application form typically used by manufacturers seeking approval of a generic drug.

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

Credit Risks. We are particularly subject to credit risk from our European customers. Our European product sales to government owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Historically, receivables have tended to accumulate over a period of time and then be settled with large lump sum payments as government funding became available. If significant changes were to occur in the reimbursement practices of European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

Imports. Our sales in countries with relatively higher prices may be reduced if products can be imported into those countries from lower price markets. There have been cases in which pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be resold at much higher prices. If this happens with our products, particularly Viread and Truvada, which we have agreed to provide at our cost to 97 countries participating in our Access Program, our revenues would be adversely affected. In addition, in the European Union, we are required to permit cross-border sales. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices. Additionally, some U.S. consumers have been able to purchase products, including HIV medicines, from Internet pharmacies in other countries at substantial discounts. Such cross-border sales could adversely affect our revenues and results of operations.

Compulsory Licenses. Governments in developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. Recently, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they are considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. We are currently engaged in discussions with the Brazilian government regarding the affordability of our HIV products. Certain countries do not permit enforcement of our patents and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or generic versions of our products could significantly reduce our sales and adversely affect our results of operations. Concerns over the cost and availability of Tamiflu as fear grows about a potential avian flu pandemic have generated international discussions over potential compulsory licensing of our Tamiflu patents. Should one or more compulsory licenses be issued permitting generic manufacturing to override Gilead’s Tamiflu patents, or should Roche issue its voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could significantly reduce royalties received from Roche’s sales of Tamiflu, and could adversely impact the eventual resolution of the outstanding dispute between Gilead and Roche.

Pharmaceutical Pricing and Reimbursement Pressures. Successful commercialization depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of our products. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. Our business may be adversely affected by an increase in global pricing pressures.

In Europe, the success of Viread, Truvada, Emtriva, Hepsera and Tamiflu will depend largely on obtaining and maintaining government reimbursement because in many European countries, patients will not use prescription drugs that are not reimbursed by their governments. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. In 2004 and 2005, as well as in previous years, we have seen significant price decreases for our products across much of Europe. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

Litigation. We are named as a defendant in three lawsuits regarding use of average wholesale price and reimbursement rates under Medicaid. We have also been named in a lawsuit alleging violations of the federal securities laws. Adverse results from these lawsuits could result in material damages which could significantly reduce our earnings and cash flows.

Tax Rate. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate and changes in overall levels of pre-tax earnings and the potential repatriation of foreign earnings under the American Job Creation Act of 2004 (the AJCA). The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our results of operations.

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

Results of Operations

Total Revenues

We had total revenues of $493.5 million for the quarter ended September 30, 2005 compared with $326.2 million for the quarter ended September 30, 2004. Total revenues were $1.4 billion for the first nine months of 2005 and $955.0 million for the first nine months of 2004. Included in total revenues are product sales and royalty and contract revenue, including revenue earned from manufacturing collaborations.

Product Sales

Product sales consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
HIV Products:
Viread	$189,395	$193,880	(2)%	$596,349	$584,138	2%
Truvada	162,403	18,207	792%	376,680	18,207	1969%
Emtriva	11,737	15,963	(26)%	36,314	44,384	(18)%

HIV products	363,535	228,050	59%	1,009,343	646,729	56%
AmBisome	54,736	49,831	10%	165,157	156,665	5%
Hepsera	46,893	29,734	58%	135,364	76,618	77%
Vistide	1,808	2,822	(36)%	4,906	5,457	(10)%
DaunoXome	232	290	(20)%	1,103	1,175	(6)%

Total product sales	$467,204	$310,727	50%	$1,315,873	$886,644	48%

Total product sales increased 50% in the third quarter of 2005 compared to the third quarter of 2004, due primarily to the growth of our HIV product franchise, including the continued strong uptake of Truvada since its U.S. launch in August of 2004, as well as higher product sales for AmBisome and Hepsera.

HIV product sales for the third quarter of 2005 increased 59% from the third quarter of 2004 and increased six percent from the second quarter of 2005. Of the HIV product sales in the third quarter of 2005, $219.7 million were U.S. sales, an increase of 58% compared to the third quarter of 2004, and $143.8 million were sales outside of the United States, an increase of 62% compared to the same period in 2004. Viread sales decreased 2% in the third quarter of 2005 compared to the third quarter of 2004, primarily driven by patients switching from a Viread-containing regimen to one containing Truvada in countries where Truvada is available, offset by the continued strong sales of Viread in the regions where Truvada has yet to be launched. Sales of Truvada commenced in the third quarter of 2004 in the United States and in the first nine months of 2005 in certain European countries. In the United States, Truvada sales for the third quarter of 2005 increased 25% sequentially, primarily due to the use of Truvada in patients new to therapy and secondarily from switches of patients on other regimens, including those containing Viread or Emtriva, for which U.S. sales decreased sequentially by 15% and 2%, respectively. For the full year 2005, we expect sales from our HIV products to be in the range of $1.365 billion to $1.385 billion.

AmBisome sales for the third quarter of 2005 were $54.7 million, an increase of 10% compared to the third quarter of 2004 primarily driven by higher sales volume outside of the United States. AmBisome sales for the third quarter of 2005 decreased 3% sequentially from the prior quarter. Sales volume of AmBisome in Europe increased by 11% in the third quarter of 2005 compared to the same period in 2004. This increase in sales volume was partially offset by lower pricing in certain European markets. We continue to expect healthy sales performance of AmBisome in certain European countries; however, we also anticipate continued pressure to lower the price of AmBisome as a result of competition in other European markets. For the full year 2005, we expect AmBisome sales to be in the range of $210 million to $220 million.

For the third quarter of 2005, Hepsera sales in the United States were $21.9 million, compared to $14.6 million for the third quarter of 2004. Outside of the United States, sales of Hepsera were $25.0 million in the third quarter of 2005 compared to $15.2 million for the same period in 2004. The increase was driven primarily by significant volume growth in both the United States and Europe, an increase of 38% and 55%, respectively, compared to the same quarter last year. Volume also increased with respect to our sales of Hepsera to GSK, which we sell at cost, in connection with their distribution activities in Asia. For the full year 2005, we expect Hepsera sales to be in the range of $170 million to $180 million, which takes into account our current estimated impact of additional competition that has entered the market.

Total product sales for the nine months ended September 30, 2005 and 2004 were $1.3 billion and $886.6 million, respectively, representing an increase of 48%. Sales of HIV products for the nine months ended September 30, 2005 were $1.0 billion, up from $646.7 million in the nine months ended September 30, 2004. For the first nine months of 2005, HIV product volume increased by 40% when compared to the same period last year, with volume increasing 20% in the United States and 76% outside of the United States. Sales of Viread for the nine months ended September 30, 2005 were $596.3 million, or 45% of total product sales, compared to $584.1 million, or 66% of total product sales, for the nine months ended September 30, 2004. The year over year increase in Viread sales of 2% is primarily driven by a stronger European currency and volume increases in Europe of 30%, partially offset by volume decreases of 21% in the United States due to patients switching from a Viread-containing regimen to one containing Truvada. Of the $596.3 million in Viread sales, $259.9 million were U.S. sales and $336.5 million were sales outside of the United States. Truvada sales further contributed to the increase in total HIV product sales with $376.7 million for the nine months ended September 30, 2005 as compared to $18.2 million for the nine months ended September 30, 2004. Truvada was launched in August 2004 in the United States.

We also recognized $165.2 million in AmBisome sales for the first nine months of 2005, a 5% increase over the nine months ended September 30, 2004 primarily driven by higher sales volume outside of the United States and a stronger European currency, partially offset by lower pricing in many international regions. Sales of Hepsera totaled $135.4 million for the first nine months of 2005, an increase of 77% over the $76.6 million in the first nine months of 2004 due to strong sales growth in both Europe and the United States.

Royalty and Contract Revenue

Royalty and contract revenue was $26.2 million for the third quarter of 2005 compared with $15.5 million for the third quarter of 2004. The increase in the third quarter of 2005 was primarily driven by $12.1 million of royalties received from Roche’s sales of Tamiflu in the second quarter of 2005 and $2.4 million of royalties received from Eyetech for sales of Macugen recognized by Eyetech in the second quarter of 2005. Eyetech began selling Macugen during the first quarter of 2005.

Royalty and contract revenue was $103.3 million for the first nine months of 2005 compared with $68.4 million for the comparable period in 2004. The most significant source of royalty and contract revenue recorded in the first nine months of 2005 and 2004 was from worldwide sales of Tamiflu by Roche, which generated royalties to Gilead of $60.2 million and $38.8 million, respectively. The significant period over period increase in Tamiflu royalties was primarily due to higher royalties received from Roche in 2005 for higher Tamiflu sales caused by the significant 2004/2005 flu season, particularly in Japan, and the fulfillment of orders for pandemic readiness supplies in certain countries in 2005. We also recorded a $7.0 million milestone payment earned from Eyetech upon its first commercial sale of Macugen in the United States in the first nine months of 2005 and recorded $7.6 million in the first nine months of 2004 relating to Eyetech filing milestones for Macugen in the United States and Europe.

In June 2005, we delivered a notice of termination to Roche for material breach of the 1996 Agreement. When, and if, our notice of termination becomes effective, all rights to Tamiflu granted to Roche under the 1996 Agreement would terminate and revert to us. One of the material breaches described in the notice of termination includes Roche’s failure to properly calculate and pay the royalties owed to us. During the second quarter of 2005, we concluded our audit of the royalties due from Roche to Gilead during the period from 2001 to 2003 pertaining to the 1996 Agreement. The results of this audit, which were presented to Roche, identified a potential underpayment by Roche for this period of $18.2 million. In connection with our dispute with Roche related to such potential underpayment, during the third quarter of 2005, Roche advanced a payment of $18.2 million to Gilead; however, Roche has reserved its rights on the payment subject pending comprehensive resolution of all disputes described in the notice of termination. We are currently in confidential binding arbitration with Roche. There can be no assurance that we will prevail in the confidential binding arbitration with Roche and we could incur considerable legal expenses in arbitration. As such, we have recorded the receipt of Roche’s $18.2 million payment in other accrued liabilities.

Cost of Goods Sold and Product Gross Margin Percentage

The following table summarizes the period over period changes in our cost of goods sold (in thousands) and product gross margin percentages:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Total product sales	$467,204	$310,727	50%	$1,315,873	$886,644	48%
Cost of goods sold	65,498	40,842	60%	186,182	117,883	58%
Product gross margin percentage	86%	87%		86%	87%

Our product gross margin percentage for the third quarter of 2005 was 86%, compared to 87% for the same quarter of 2004. The lower gross margin is primarily due to product mix changes as transitions continue from Viread, a higher margin product, to Truvada. As a result of our purchase of the royalty interest owned by Emory in emtricitabine, in July 2005, we have capitalized as prepaid royalties our 65% share of the $525.0 million purchase price, or $341.3 million. We have begun to amortize this prepaid royalty to cost of goods sold over the remaining life of the underlying patent based on the royalty rate derived from our forecasted sales. In addition, we now record royalties to Royalty Pharma based on actual emtricitabine net sales relative to Royalty Pharma’s 35% interest in the Emory royalty buyout. Excluding the potential impact of unanticipated changes in foreign currency exchange rates relative to the U.S. dollar and any significant change to the mix of product sales, we expect our product gross margin percentage to be in the range of 85% to 86% for the full year 2005. We do not expect the Emory royalty buyout to have a significant impact on our 2005 product gross margin.

Research and Development Expenses

The following table summarizes the period over period changes in our research and development (R&D) expenses into these major components (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Research	$15,165	$11,127	36%	$39,903	$31,601	26%
Clinical development	49,313	30,743	60%	137,547	99,161	39%
Pharmaceutical development	14,352	7,334	96%	31,511	22,630	39%

Total research and development	$78,830	$49,204	60%	$208,961	$153,392	36%

The $29.6 million increase in R&D expenses for the third quarter of 2005 compared to the third quarter of 2004 was primarily driven by the $15.0 million payment made to Emory in connection with the amendment of our license agreement with Emory related to the development of emtricitabine for the hepatitis B indication, for which we are not expecting any significant activity in the next several years, $5.5 million for purchases of clinical and product development materials, increased costs and fees of $2.7 million incurred by Gilead under our hepatitis C collaborations and $2.6 million of increased salaries due to higher headcount.

R&D expenses for the first nine months of 2005 and 2004 were $209.0 million and $153.4 million, respectively. The higher R&D expenses during the first nine months of 2005 were primarily due to license fees of $32.2 million including the $15.0 million payment made to Emory mentioned above and the $15.0 million upfront license fee incurred by Gilead under its HIV licensing agreement with Japan Tobacco, increased salaries of $7.0 million due to higher headcount, the increased costs and fees of $6.9 million incurred by Gilead under its hepatitis C collaborations, and increased purchases of clinical and product development materials of $5.8 million, partially offset by a lower level of clinical trial activity and related costs compared to the nine months ended September 30, 2004.

In 2005, we expect R&D expenses to be in the range of $270 million to $280 million for the full year. This range does not reflect any expenses we may incur associated with potential collaborations or strategic acquisitions.

Selling, General and Administrative Expenses

The following summarizes the period over period changes in our selling, general and administrative (SG&A) expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Selling, general and administrative	$99,238	$72,371	37%	$274,918	$217,370	26%

SG&A expenses for the third quarter of 2005 increased by $26.9 million compared to the third quarter of 2004 primarily due to $8.4 million of accrued severance and relocation expenses related to the relocation of our European commercial, medical and administrative headquarters from France to the United Kingdom, increased salaries of $3.5 million due largely to higher headcount and increased medical education and journal advertising of $3.8 million.

For the first nine months of 2005 and 2004, SG&A expenses were $274.9 million and $217.4 million, respectively. The higher SG&A expenses were primarily driven by increased salaries of $10.0 million due largely to higher headcount, increased medical education and journal advertising costs of $9.2 million, $8.4 million of severance and relocation expenses related to the European headquarters relocation mentioned above, as well as increased marketing research, speaker’s programs and symposia costs of $5.6 million as a result of the expansion of our sales and marketing activities. More specifically, sales and marketing activities have expanded in order to launch Truvada in a number of major European markets, such as Germany, the United Kingdom and Spain, as well as to effectively compete against increasing levels of competition for certain of our products.

In the third quarter of 2005, when the relocation plans were finalized, Gilead recorded $8.4 million in severance and relocation expenses of which $8.2 million related to employee severance costs and termination benefits. As of September 30, 2005, no significant amounts have been charged against the accrual. The majority of the payments are expected to be made over the next nine months. Additional costs relating to the new headquarters in the United Kingdom, including recruitment costs, legal expenses, capital expenditures and other related costs will be recorded as incurred. We believe that the aggregate relocation, severance and recruiting costs resulting from the European headquarters relocation will be in the approximate range of $10 to $13 million.

In 2005, we expect SG&A expenses to be in the range of $370 million to $380 million for the full year. This includes the costs of relocating our European headquarters and the hiring of additional therapeutic specialists in certain geographic territories, but excludes any expenses we may incur associated with potential collaborations or strategic acquisitions.

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

A summary of these programs at the acquisition date follows, updated for subsequent changes in status of development:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Emtricitabine for HIV	A nucleoside analogue that has been shown to be an inhibitor of HIV replication in patients.	Four Phase III studies were completed prior to the acquisition date. U.S. marketing approval received from the FDA in July 2003 for Emtriva and European Union approval received from the European Commission in October 2003.	$178.8

Emtricitabine/Tenofovir DF Fixed Dose Combination for HIV Therapy	A fixed-dose co-formulation of tenofovir and emtricitabine.	As of the acquisition date, work had not commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing. In March 2004, applications for marketing approval were submitted in the United States and European Union and in August 2004 marketing approval in the United States was received from the FDA for Truvada, the fixed-dose co-formulation of tenofovir and emtricitabine. Marketing approval in the European Union was received in February 2005 and sales commenced later during the first quarter.	$106.4

Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in patients with HIV infection.	This program was in Phase II trials at acquisition date. In 2004, we terminated the licensing agreement with Emory University and the University of Georgia Research Foundation, Inc. and development was discontinued.	$114.8

Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in patients chronically infected with HBV.	This program was in Phase I/II trials at acquisition date. In August 2003, the licensing agreement with Bukwang Pharm. Ind. Co., Ltd was terminated and development was discontinued.	$58.8

Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	One Phase III trial has been completed as of December 31, 2004. We continue to evaluate our strategy for the development of emtricitabine for the hepatitis B indication. We currently do not expect to undertake any significant research and development activities in the next several years.	$29.8

Gain on Eyetech Warrants

In March 2000, we entered into an agreement with Eyetech relating to our proprietary aptamer EYE001, currently known as Macugen. Pursuant to this agreement, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share. In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the carrying value of the warrant to its estimated fair value resulting in a gain of $20.6 million which is included in our condensed consolidated statement of income for the nine months ended September 30, 2004. The fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%. At the end of the first quarter of 2004, we exercised the warrant on a net basis utilizing shares of Eyetech common stock as consideration and subsequently held 646,841 shares of Eyetech common stock. In the second quarter of 2004, we sold all of the Eyetech shares we held and realized a gain of $2.3 million, which is included in interest and other income, net, in our condensed consolidated statement of income for the nine months ended September 30, 2004.

Interest and Other Income, net

Interest and other income, net, was $12.5 million for the third quarter of 2005, up from $4.8 million for the third quarter of 2004. Interest and other income, net, was $31.4 million and $13.1 million for the first nine months of 2005 and 2004, respectively. The increases in 2005 as compared to the same periods in 2004 are primarily due to higher investment balances and yields in 2005. In the second quarter of 2004, we sold all of the Eyetech shares we held and realized a gain of $2.3 million.

Interest Expense

Interest expense for the third quarter and first nine months of 2005 was significantly lower when compared to the $2.0 million and $6.2 million incurred in the third quarter and first nine months of 2004, respectively, due primarily to the conversion of our $345.0 million 2% convertible senior debt into shares of our common stock in November 2004.

Minority Interest in Joint Venture

We began consolidating the financial statements of our joint venture with BMS in the first quarter of 2005. We continue to record a minority interest related to BMS’ share in the operating results and financial position of the joint venture. During the third quarter of 2005, we began evaluating alternate formulations of the fixed-dose combination of Gilead’s Truvada and BMS’ Sustiva in the United States, which led to an increase in the costs of the joint venture.

Provision for Income Taxes

Our effective income tax rate was 32.0% for the third quarter and first nine months of 2005. Our effective income tax rate was 32.0% for the third quarter of 2004 and 31.3% for the first nine months of 2004. Our provision for income taxes for the third quarter of 2005 was $84.3 million compared to $53.3 million for the third quarter of 2004. Our provision for income taxes for the first nine months of 2005 was $250.5 million compared to $154.8 million for the first nine months of 2004. The effective tax rate for the third quarter and first nine months of 2005 varies from the statutory rate primarily as a result of permanently reinvested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

Various factors may have favorable or unfavorable effects on our effective tax rate during the remainder of 2005 and in subsequent years. These factors include, but are not limited to, changes in tax laws and rates, changes in the interpretations of these laws, changes in accounting rules, future levels of research and development spending, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and the potential repatriation of foreign earnings under the AJCA.

On October 22, 2004, the AJCA was signed into law. The AJCA allows for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We are evaluating the effects of the repatriation provisions and will complete this evaluation during the fourth quarter of 2005. The range of possible amounts that we are considering for repatriation during 2005 under this provision is between zero and $300.0 million. The related potential impact on income taxes under this provision if we choose to repatriate foreign earnings under the AJCA, would be a one-time benefit with a range between zero and $30.0 million.

Foreign Exchange

The impact on pre-tax earnings for the third quarter and first nine months of 2005 was a favorable $5.3 million and $14.7 million, respectively, compared to the same periods in 2004 principally as a result of the favorable European currency environment relative to the U.S. dollar. This includes the impact from revenues and expenses generated from outside the United States, as well as results from our hedging activity.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $1.7 billion at September 30, 2005, up from $1.3 billion at December 31, 2004. The increase of $406.2 million was primarily due to net cash provided by operations of $374.6 million which was driven by the growth in operating income, partially offset by the non-recurring payment of $341.3 million made to Emory related to the royalty buyout of emtricitabine, and the proceeds from issuances of common stock related to our employee stock option program.

Working capital at September 30, 2005, was $2.0 billion compared to $1.6 billion at December 31, 2004. In addition to the $406.2 million increase in cash, cash equivalents and marketable securities, significant increases to working capital during the first nine months of 2005 included a $38.0 million increase in inventories primarily to support anticipated commercial product sales and the ramp up of material purchases for the Gilead Access Program, a $29.4 million increase in accounts receivable primarily related to favorable European currency partially offset by strong collections in certain European countries, a $14.4 million decrease in accounts payable and an $8.3 million decrease in current deferred revenue. These increases in working capital were partially offset by a $39.2 million decrease in current deferred tax assets and a $39.0 million increase in accrued liabilities. The increase of $39.0 million in accrued liabilities was primarily due to the $18.2 million payment received from Roche related to our royalty audit, an increase in accrued compensation and employee benefits, royalties payable and Medicaid rebates, partially offset by a decrease in our hedge-related fair value liabilities and sales and marketing accruals. The decrease in current deferred tax assets of $39.2 million was primarily due to the utilization of net operating loss and tax credit carryforwards to reduce income taxes payable.

Capital expenditures during the first nine months of 2005 were $34.9 million compared to $29.1 million during the first nine months of 2004. These expenditures were primarily related to domestic facilities improvements and purchases of laboratory and manufacturing equipment. We expect capital expenditures for the full year 2005 to be in the range of $45 million to $50 million. This includes the expenditures relating to the relocation of our European headquarters.

As mentioned earlier, we are currently evaluating various alternatives of the repatriation provisions of the AJCA. As a result, if we choose to repatriate foreign earnings under AJCA, although we would benefit from a lower rate of taxation related to certain foreign earnings that would eventually be repatriated, this one-time benefit would lead to increased cash payments for income taxes during the quarter that the foreign earnings are repatriated.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2005 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that subject to the limitations described below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules on Form 10-Q.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Condensed Consolidated Financial Statements – Note 6. Contingencies” to the interim condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 6. EXHIBITS

10.1+	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead World Markets, Ltd. and Pharmachem Technologies (Grand Bahama), Ltd. dated July 17, 2003.

10.2+	Royalty Sale Agreement by and among Gilead Sciences, Inc., Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005.

10.3+x	Amended and Restated License Agreement by and among Gilead Sciences, Inc., Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma dated July 21, 2005.

31.1	Certification

31.2	Certification

32	Certification

99.1	Manufacture and Distribution Agreement, by and between Gilead Sciences, Inc. and Aspen Pharmacare Holdings Limited dated October 12, 2005.

+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

x	Filed as Exhibit A to the Royalty Sale Agreement by and among Gilead Sciences, Inc., Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005 (Exhibit 10.2 to this Quarterly Report on Form 10-Q) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: November 4, 2005	/s/ John C. Martin
John C. Martin President and Chief Executive Officer

Date: November 4, 2005	/s/ John F. Milligan
John F. Milligan Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a) Exhibits

10.1+	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead World Markets, Ltd. and Pharmachem Technologies (Grand Bahama), Ltd. dated July 17, 2003.

10.2+	Royalty Sale Agreement by and among Gilead Sciences, Inc., Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005.

10.3+x	Amended and Restated License Agreement by and among Gilead Sciences, Inc., Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma dated July 21, 2005.

31.1	Certification

31.2	Certification

32	Certification

99.1	Manufacture and Distribution Agreement, by and between Gilead Sciences, Inc. and Aspen Pharmacare Holdings Limited dated October 12, 2005.

+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

x	Filed as Exhibit A to the Royalty Sale Agreement by and among Gilead Sciences, Inc., Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005 (Exhibit 10.2 to this Quarterly Report on Form 10-Q) and incorporated herein by reference.