Form 10-K
period 2005-12-31
GILEAD SCIENCES INC
filed 2006-03-03
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK, $0.001 PAR VALUE PER SHARE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Stock Market on June 30, 2005 was $19,536,330,000.*

The number of shares outstanding of the Registrant’s Common Stock on February 28, 2006 was 462,284,636.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders, to be held on May 10, 2006, are incorporated by reference into Part III of this Report.

*	Based on a closing price of $43.99 per share. Excludes 11,102,338 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2005. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

GILEAD SCIENCES, INC.

2005 Form 10-K Annual Report

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, HEPSERA®, VIREAD®, VISTIDE®, DAUNOXOME®, AMBISOME®, EMTRIVA® and TRUVADA®. MACUGEN® is a registered trademark belonging to OSI Pharmaceuticals, Inc., SUSTIVA® and VIDEX® are registered trademarks and BARACLUDE™ is a trademark of Bristol-Myers Squibb Company. TAMIFLU® is a registered trademark belonging to F. Hoffmann-La Roche Ltd. RETROVIR®, TRIZIVIR® and COMBIVIR® are registered trademarks and EPZICOM™ is a trademark of GlaxoSmithKline Inc. CANCIDAS® is a registered trademark belonging to Merck & Co., Inc. This report also includes other trademarks, service marks and trade names of other companies.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the Securities Act) and the Securities Exchange Act of 1934 (the Exchange Act). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward looking statements for various reasons, including those identified below, under “Risk Factors” beginning at page 19. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward looking statements. The forward looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (SEC), we do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

ITEM 1.    BUSINESS

Overview

Gilead Sciences, Inc. is a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases. We are a multinational company, with revenues from nine approved products and marketing operations in twelve countries. We focus our research and clinical programs on anti-infectives. We seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active product acquisition and in-licensing strategy. As used in this Annual Report on Form 10-K, “Gilead,” “we,” “our,” “us” and words of similar import are references to Gilead Sciences, Inc. and its consolidated subsidiaries.

Our worldwide headquarters are in Foster City, California. We were incorporated in Delaware on June 22, 1987. The mailing address of our headquarters is 333 Lakeside Drive, Foster City, California 94404, and our telephone number at that location is 650-574-3000. Our website is www.gilead.com. Through a link on the “Investors” section of our website (under “Financial Information”), we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Our Products

•	Viread (tenofovir disoproxil fumarate) is an oral formulation of a nucleotide analogue reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat human immunodeficiency virus (HIV) infection in adults. We promote Viread in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. We promote and sell Viread in the major European countries through our European commercial team and distributors and in certain Latin American countries through distributors. We promote and sell Viread in Japan through our corporate partner, Japan Tobacco Inc. (Japan Tobacco). We have an exclusive, worldwide license to patent rights and related technology for Viread from the Institute of Organic Chemistry and Biochemistry (part of the Academy of Sciences of the Czech Republic) and Rega Stichting v.z.w. (together, IOCB/REGA).

•	Truvada (emtricitabine and tenofovir disoproxil fumarate) is an oral formulation dosed once a day as part of a combination therapy to treat HIV infection in adults. It is a fixed-dose combination of our anti-HIV medications, Viread and Emtriva. We promote Truvada in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. Following regulatory approval in February 2005, we commenced promotion and sale of Truvada in the European Union through our European commercial team and distributors. We promote and sell Truvada in Japan through our corporate partner, Japan Tobacco. We have an exclusive, worldwide license to patent rights and related technology for the Viread and Emtriva components of Truvada from IOCB/REGA and Emory University (Emory), respectively.

•	Emtriva (emtricitabine) is an oral formulation of a nucleoside analogue reverse transcriptase inhibitor, dosed once a day as part of a combination therapy to treat HIV infection in adults. In the United States and Europe, Emtriva is also approved as part of a combination therapy to treat HIV infection in children. We promote Emtriva in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. We promote and sell Emtriva in the major European countries through our European commercial team and distributors and in certain Latin American countries through distributors. We promote and sell Emtriva in Japan through our corporate partner, Japan Tobacco. We have an exclusive, worldwide license to patent rights and related technology for Emtriva from Emory.

•	AmBisome (amphotericin B liposome for injection) is a proprietary liposomal formulation of amphotericin B, an antifungal agent to treat serious invasive fungal infections caused by various fungal species. Our corporate partner, Astellas Pharma, Inc. (Astellas), as successor to Fujisawa USA, Inc., promotes and sells AmBisome in the United States, and we promote and sell AmBisome in the major countries of Europe through our European commercial team.

•	Hepsera (adefovir dipivoxil) is an oral formulation of a nucleotide analogue hepatitis B virus (HBV) DNA polymerase inhibitor, dosed once a day to treat chronic hepatitis B. Hepsera is approved for sale in the United States for the treatment of chronic hepatitis B in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active liver disease. Our U.S. commercial team promotes Hepsera in the United States, and we sell it in the United States exclusively through the wholesale channel. We promote and sell Hepsera in the major European Union countries through our European commercial team and distributors. We have licensed the rights to commercialize Hepsera solely for the treatment of hepatitis B in Asia, Latin America and certain other territories to GlaxoSmithKline Inc. (GSK), which began selling Hepsera in Japan, The Republic of Korea and Taiwan in 2004 and in China in 2005. We have an exclusive, worldwide license to patent rights and related technology for Hepsera from IOCB/REGA.

•	Vistide (cidofovir injection) is an antiviral medication for the treatment of cytomegalovirus (CMV) retinitis in patients with acquired immunodeficiency syndrome (AIDS). Vistide is approved for sale in the United States. We promote Vistide in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. In 25 countries outside the United States, Vistide is sold by Pfizer Inc. (Pfizer), as successor to Pharmacia Corporation.

•	DaunoXome (liposomal daunorubicin injection) is a liposomal formulation of the anticancer agent daunorubicin. It is approved for sale in the United States, Europe and certain other countries for the treatment of AIDS-related Kaposi’s sarcoma. Gilead sells this product in a limited number of countries. We are currently evaluating our supply and sales strategy with regard to this product.

The following table lists aggregate product sales for our major products (in thousands):

	2005		2004		2003
		% of Product Sales		% of Product Sales		% of Product Sales
HIV products:
Viread	$778,783	43%	$782,915	63%	$566,478	68%
Truvada	567,829	31%	67,865	5%	—	—
Emtriva	47,486	3%	57,600	5%	10,021	1%

Total HIV products	1,394,098	77%	908,380	73%	576,499	69%
AmBisome	220,753	12%	211,688	17%	198,350	24%
Hepsera	186,532	10%	112,525	9%	50,506	6%
Vistide	6,629	1%	7,904	1%	7,576	1%
DaunoXome	1,287	0%	1,727	0%	3,410	0%

Total product sales	$1,809,299	100%	$1,242,224	100%	$836,341	100%

See Item 8, Note 16 to our consolidated financial statements on pages 92 through 93 included in this Annual Report on Form 10-K, for our product sales by geographic area.

Royalties from Other Products

•	Tamiflu (oseltamivir phosphate) is an oral antiviral available in capsule form for the treatment and prevention of influenza A and B. Tamiflu is in a class of prescription drugs called neuraminidase inhibitors. Tamiflu is approved for the treatment of influenza in children and adults in more than 60 countries, including the United States, Japan and the countries of the European Union and is approved for the prevention of influenza in children and adults in the United States, Japan and the countries of the European Union. We developed Tamiflu with F. Hoffmann-La Roche Ltd (Roche), and Roche has the exclusive right to manufacture, by itself or through third parties, and sell Tamiflu worldwide, subject to its obligation to pay us a percentage of the net revenues that Roche generates from Tamiflu sales.

•	Macugen (pegaptanib sodium injection) is an anti-angiogenic injection for the treatment of neovascular age-related macular degeneration. Macugen was approved by the U.S. Food and Drug Administration (FDA) in the United States in December 2004 and sales commenced in January 2005. In February 2006, the product received marketing approval for sale in the European Union. Macugen was developed by Eyetech Pharmaceuticals, Inc. (Eyetech) using technology licensed from us and is now promoted in the United States by OSI Pharmaceuticals, Inc. (OSI), the successor to Eyetech, and Pfizer. OSI holds the exclusive rights to manufacture and sell Macugen worldwide, subject to OSI’s obligation to pay us a percentage of the net revenues that OSI generates from Macugen sales.

Commercialization and Distribution

We have U.S. and international commercial sales operations, with marketing subsidiaries in Australia, Canada, France, Germany, Greece, Ireland, Italy, New Zealand, Portugal, Spain, the United Kingdom and the United States.

Our commercial teams promote our HIV and HBV products, Viread, Truvada, Emtriva and Hepsera, through direct field contact with physicians, hospitals, clinics and other healthcare providers who are involved in the treatment of patients with HIV (for our HIV products) or chronic hepatitis B (for Hepsera). We sell our HIV products and Hepsera in the United States exclusively through our wholesale channel. Our corporate partner, Astellas, promotes and sells AmBisome for us in the United States. We sell our HIV products, Hepsera and AmBisome in major European countries through our European commercial team and distributors.

We promote, sell and distribute our products in countries outside of the United States and Europe, including countries in Asia, Latin America, the Middle East and Africa. In certain territories, we enter into agreements with third party distributors granting them the exclusive right to sell our products in a particular territory for a specified period of time. Most of these agreements provide for collaborative efforts between the distributor and us for obtaining regulatory approval for the product in the specified territory. These agreements generally grant the distributor the right to market the product in the territory and generally establish a price that the distributor must pay for our product and require us to deliver quantities of the product ordered by the distributor.

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

Our HIV Products. The HIV landscape is becoming more competitive and complex as treatment trends continue to evolve. A growing number of anti-HIV drugs are currently sold or are in advanced stages of clinical development. Of the approximately 25 branded drugs available in the United States, our HIV products primarily compete with the fixed-dose combination products in the nucleotide/nucleoside reverse transcriptase inhibitors (NRTI) class, including Combivir (AZT and 3TC); Epzicom (3TC and ABC) and Trizivir (AZT/3TC/ABC), each sold by GSK. Other companies with HIV products competing in the same NRTI class include Bristol-Myers Squibb Company (BMS) and Roche, although our HIV products also compete broadly with HIV products from Boehringer Ingelheim, Merck & Co., Inc. (Merck) and Abbott Laboratories.

BMS’s Videx EC (didanosine) became the first generic HIV product in the United States in 2004. GSK’s Retrovir (AZT) also now faces generic competition in the United States as a result of the launch of generic AZT in 2005. There has been little impact from generic didanosine or generic AZT on the price of Gilead’s HIV products, but price decreases for all HIV products may result.

AmBisome. AmBisome faces strong competition from several current and expected competitors. Competition from these current and expected competitors may erode the revenues we receive from sales of AmBisome. AmBisome primarily competes with Vfend (voriconazole) developed by Pfizer and caspofungin, a product developed by Merck that is marketed as Cancidas in the United States and as Caspofungin elsewhere. AmBisome also competes with other lipid-based amphotericin B products, including Abelcet (amphotericin B lipid complex injection), sold by Enzon Pharmaceuticals, Inc in the United States, Canada and Japan and by

Medeus Pharma Ltd. in Europe, and Amphotec (amphotericin B cholesteryl sulfate complex for injection), sold by Three Rivers Pharmaceuticals, LLC worldwide. BMS and numerous generic manufacturers sell conventional amphotericin B, which also competes with AmBisome.

Presently, unapproved but expected competitors are from a class of treatments called echinocandins, including Astellas’ micafungin, which received marketing approval in Japan in October 2002 and is under review for regulatory approval in the United States and Canada, and anidulafungin from Pfizer (formerly Vicuron, Inc.), a product candidate that is being evaluated in multiple late-stage clinical trials. Finally, Schering Plough is developing Noxafil (posaconazole), which is currently in Phase 3 trials and has recently received a positive opinion from European regulators.

We are aware of reports of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the anticipated entry of one such formulation in Greece in 2006. The impact on such formulations on sales of AmBisome is unknown although these formulations may compete in the same markets as AmBisome.

Hepsera. Hepsera faces significant competition from existing and expected therapies for treating patients who are infected with HBV. Hepsera competes primarily with the antiviral products, Baraclude (entecavir), an oral nucleoside analogue developed by BMS and launched in the United States in 2005, and Epivir-HBV (lamivudine), developed by GSK in collaboration with Shire Pharmaceuticals (Shire) and sold in all major countries throughout North and South America, Europe and Asia. Hepsera may also face competition from clinical-stage candidates, including telbivudine, an oral nucleoside analogue, developed by Novartis Pharmaceuticals Corporation (Novartis) and Idenix Pharmaceuticals Limited (Idenix) which is currently under review for approval in the United States and Europe, and pradefovir mesylate, an oral antiviral compound developed by Valeant Pharmaceuticals International which is currently in Phase 2 trials.

Hepsera also competes with established immunomodulatory therapies, including Intron-A (interferon alfa-2b), which is sold by Schering Plough in major countries throughout North and South America, Europe and Asia, and Pegasys (pegylated interferon alfa-2a), an injectable drug similar to Intron-A sold by Roche for the treatment of HBV.

Vistide. Vistide competes with a number of drugs that also treat CMV retinitis, including Cytovene IV and Cytovene (ganciclovir), sold in intravenous and oral formulations by Roche and as an ocular implant by Bausch & Lomb Incorporated; Valcyte (valganciclovir), also marketed by Roche; Foscavir (foscarnet), an intravenous drug sold by AstraZeneca; and Vitravene (fomivirsen), a drug injected directly into the eye sold by CibaVision.

Tamiflu. Tamiflu competes with Relenza (zanamivir), an anti-influenza drug that is sold by GSK. Relenza is a neuraminidase inhibitor that is delivered as an orally-inhaled dry powder. Generic competitors include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. BioCryst Pharmaceuticals, Inc. is developing injectable formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of influenza, which is currently in preclinical trials.

Macugen. Macugen competes primarily with Visudyne (verteporfin for injection), which is sold by Novartis Pharmaceuticals Corporation and used in connection with photodynamic therapy. Genentech, Inc. is developing Lucentis (ranibizumab), which is currently in Phase 3 trials pending FDA approval and if approved, will compete directly with Macugen.

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

Collaborative Relationships

As part of our business strategy, we establish collaborations with other companies, universities and medical research institutions to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies, universities and medical research institutions. More information regarding these relationships, including their financial and accounting impact on our business can be found in Item 8, Note 11 to our consolidated financial statements on pages 80 through 84 included in this Annual Report on Form 10-K.

Commercial Collaborations

The following list is representative of our commercial collaborations:

Collaboration Partner	Program Area	Year of Signing
Roche	Tamiflu	1996
Emory	Emtricitabine	2005
IOCB/REGA	Viread, Truvada, Hepsera and Vistide	1991
Japan Tobacco	Viread, Truvada and Emtriva	2003
GSK	Hepsera	2002
Pfizer	Macugen and Vistide	2002; 1996
OSI	Liposome Products and Macugen	2001; 2000
Sumitomo	AmBisome	1996
M.D. Anderson Cancer Center	Hepsera	1994
Astellas	AmBisome	1991
ULEHI	SELEX	1991

•	F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche). In September 1996, we entered into a development and license agreement with Roche to develop and commercialize therapies to treat and prevent viral influenza. Tamiflu, an antiviral oral formulation for the treatment and prevention of influenza, was co-developed by us and Roche. Under the original agreement, Roche had the exclusive right to manufacture and sell Tamiflu worldwide, subject to its obligation to pay us a percentage of the net sales that Roche generated from Tamiflu sales. In June 2005, we delivered a notice of termination to Roche for material breach of the original agreement. In November 2005, we resolved our dispute with Roche and agreed to terminate the related arbitration proceeding pending between the parties. In connection with this dispute resolution, we entered into a first amendment and supplement to the original agreement with Roche. The amendment eliminates cost of goods adjustments from the royalty calculation, retroactive to calendar year 2004 and for all future calculations. The amendment also provides for the formation of a joint manufacturing committee to review Roche’s existing manufacturing capacity for Tamiflu and global plans for manufacturing Tamiflu, a U.S. commercial committee to evaluate commercial plans and strategies for Tamiflu in the United States and a joint supervisory committee to evaluate Roche’s overall commercial plans for Tamiflu on a global basis. Each of the committees consists of representatives of Gilead and Roche. Under the amendment, we also have the option to provide a specialized sales force to supplement Roche’s U.S. marketing efforts for Tamiflu.

•	Emory University (Emory). In April 1996, Triangle Pharmaceuticals, Inc. (Triangle) obtained, and in January 2003, we acquired as part of our acquisition of Triangle, an exclusive worldwide license to all of Emory’s rights to purified forms of emtricitabine for use in the HIV and HBV indications. Prior to July 2005, we paid royalties to Emory with respect to worldwide net sales of product containing emtricitabine. In July 2005, we and Royalty Pharma purchased 65% and 35%, respectively, of the royalty interest owned by Emory in exchange for the elimination of the emtricitabine royalties payable to Emory. Since July 2005, we have paid royalties with respect to worldwide net sales of products containing emtricitabine directly to Royalty Pharma at a rate proportional to its share of the purchase price. Also in July 2005, we made a payment to Emory in connection with the amendment and restatement of our existing license agreement with Emory, as it pertained to our obligation to develop emtricitabine for the hepatitis B indication.

•	Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and Rega Stichting (IOCB/REGA). In 1991 and 1992, we entered into agreements with IOCB/REGA relating to certain nucleotide compounds discovered at these two institutions. Under the agreements, we received the exclusive right to manufacture, use and sell these nucleotide compounds and are obligated to pay IOCB/REGA a percentage of net revenues received from sales of products containing the compounds, subject to minimum royalty payments. The products covered by the original agreement included Vistide, Hepsera and Viread. In December 2000, the agreements with IOCB/REGA were amended to provide for a reduced royalty rate on future sales of product incorporating adefovir (the active ingredient in Hepsera) and tenofovir (the active ingredient in both Viread and Truvada), in return for an up-front payment from us upon signing the amendment. In August 2004, the agreements with IOCB/REGA were amended to include Truvada and any future fixed-dose combination products that contain the licensed technology. IOCB/REGA has agreed to waive their right to a royalty on sales of Viread and Truvada in the developing countries where we sell such products at our cost under the Gilead Access Program.

•	Japan Tobacco Inc. (Japan Tobacco). In July 2003, we entered into a licensing agreement with Japan Tobacco under which Japan Tobacco would commercialize our HIV product portfolio, specifically Viread, Truvada and Emtriva, in Japan. Under the terms of the agreement, we received an up-front license fee and are entitled to receive additional cash payments upon achievement of certain milestones. Japan Tobacco is also required to pay us a royalty on net sales of these products in Japan. In March 2004, Viread was approved for sale in Japan and in March 2005, both Emtriva and Truvada were approved for sale in Japan.

•	GlaxoSmithKline Inc. (GSK). In April 2002, we entered into a licensing agreement with GSK providing GSK the right to commercialize Hepsera in Asia, Latin America and certain other territories. Under the agreement, we retained rights to Hepsera in the United States, Canada, Eastern and Western Europe, Australia, New Zealand and Turkey. GSK received exclusive rights to develop Hepsera solely for the treatment of chronic hepatitis B in all of its territories, the most significant of which include China, Japan, The Republic of Korea and Taiwan. We received an up-front license fee and certain milestone payments, and are entitled to receive additional payments upon achievement of certain milestones. GSK has full responsibility for development and commercialization of Hepsera in its territories. In addition, GSK is required to pay us royalties on net product sales of Hepsera and GSK’s hepatitis product, Epivir-HBV/Zeffix in the GSK territories. Hepsera launched in Japan, The Republic of Korea and Taiwan in 2004 and in China in 2005.

•	Pfizer Inc. (Pfizer).

•	In December 2002, OSI (as successor to Eyetech) granted Pfizer a sublicense relating to Macugen, and in connection with this sublicense, we entered into a license with Pfizer on the same terms as contained in our agreement with OSI. In December 2003, we entered into an agreement with OSI to fill and finish Macugen for OSI for three years. Macugen was approved by the FDA in the United States in December 2004 and sales commenced in January 2005. In February 2006, the product received marketing approval for sale in the European Union.

•	In 1996, we entered into an agreement with Pfizer, as successor to Pharmacia Corporation, relating to Vistide. Under this agreement, Pfizer has the exclusive right to market and sell Vistide in all countries outside of the United States, subject to payment to us of a percentage of net product sales. We are required to sell to Pfizer bulk cidofovir and to maintain the Vistide patents. In connection with the agreement, we received an up-front license fee, a cash payment upon obtaining marketing approval in Europe as well as certain royalties on net sales of Vistide.

•	OSI Pharmaceuticals, Inc. (OSI).

•	In December 2001, we completed the sale of our oncology assets to OSI. Under the terms of the agreement, we are entitled to additional payments from OSI, in either cash or a combination of cash and OSI stock, if and when OSI reaches certain development milestones for NX 211, the most advanced of the oncology product candidates sold to OSI. Under a related manufacturing agreement, we produce NX 211 and GS 7904L, the two liposomal drug candidates included in the sale.

•	In March 2000, we entered into an agreement with OSI, as successor to Eyetech, relating to Macugen. Under the terms of the agreement, OSI has worldwide rights to all therapeutic uses of Macugen and is responsible for all research and development costs. We are entitled to cash payments from OSI if OSI reaches certain milestones, as well as royalties on worldwide net sales of Macugen. In December 2003, we entered into an agreement with OSI to fill and finish Macugen for OSI for three years.

•	Dainippon Sumitomo Pharma Co., Ltd. (Sumitomo). In September 1996, we entered into an agreement with Sumitomo pursuant to which Sumitomo agreed to develop and market AmBisome in Japan. Under the terms of the agreement, we received an up-front license fee. In addition, we are entitled to receive additional payments if certain clinical and commercial milestones are met as well as receive royalties on all AmBisome sales in Japan.

•	M.D. Anderson Cancer Center. In 1994, we entered into an agreement with the M.D. Anderson Cancer Center relating to Hepsera. In connection with the agreement, we paid an up-front license fee and are required to pay M.D. Anderson Cancer Center a percentage of net sales based upon our sales of Hepsera.

•	Astellas Pharma Inc. (Astellas). In 1991, we entered into an agreement with Astellas, as successor to Fujisawa USA, Inc., related to rights to market AmBisome. Under the agreement, as amended, Astellas is responsible for the promotion of AmBisome in the United States. Astellas has sole marketing rights to AmBisome in Canada, and we have exclusive marketing rights to AmBisome in the rest of the world, provided we pay royalties to Astellas in connection with sales in significant markets in Asia, including China, India, Japan, Korea and Taiwan. Astellas collects all payments from the sale of AmBisome in the United States and Canada. We are entitled to receive royalties based on a specified percentage of Astellas’ gross profits from the sale of AmBisome in the United States and in Canada.

•	University License Equity Holdings, Inc. (ULEHI). We have an ongoing collaborative arrangement with ULEHI, the successor to University Technology Corporation and its predecessor University Research Corporation, a technology holding company for the University of Colorado at Boulder, relating to the identification of aptamers, oligonucleotides with diagnostic or therapeutic applications, using its SELEX technology. Under this arrangement, ULEHI has granted us all of its present and future rights to inventions covered by patents and patent applications for SELEX technology, improvements to the SELEX technology it makes or discovers, oligonucleotides or other molecules it makes using SELEX technology and computer software related to its SELEX technology. We are required to pay ULEHI royalties based on revenues generated from sales of products derived using its SELEX technology, including those revenues based on our license agreement with OSI relating to Macugen. In May 2005, ULEHI assigned part of its royalty income to Capital Royalty Partners, L.P. Pursuant to the consent agreement that we signed in connection with the assignment, we now pay part of our royalty obligation related to the SELEX process patent to Capital Royalty Partners, L.P.

Developing World Collaborations

The following list is representative of our developing world collaborations:

•	Aspen Pharmacare. In October 2005, we entered into a non-exclusive manufacture and distribution agreement with Aspen Pharmacare, providing for the manufacture and distribution of Viread and Truvada to certain developing world countries included in the Gilead Access Program.

•	Gilead Access Program. In December 2002, we established the Gilead Access Program, pursuant to which we agreed to sell Viread at our cost in 97 developing countries in Africa, the Caribbean, Latin America and Southeast Asia. We expanded our Access Program in August 2004 to include Truvada. In August 2005, we announced a significant price reduction for Viread and Truvada made available through the Gilead Access Program. We take steps to ensure that the Viread and Truvada sold under this program are used to serve patients in the developing world and are not diverted to other markets.

•	The Institute for One World Health. In January 2003, we entered into an agreement with the Institute for One World Health, pursuant to which we provide AmBisome at our cost for a Phase 3 clinical trial evaluating AmBisome for the treatment of visceral leishmaniasis with paromomycin in India, which has the greatest global burden of visceral leishmaniasis. The clinical trial has been conducted by the Institute for One World Health in partnership with the World Health Organization.

•	The DART Study. In November 2002, we entered into a collaborative agreement with the Medical Research Council (MRC) of the United Kingdom, Boehringer Ingelheim GmBH and GSK in connection with a five-year clinical study conducted by the MRC on antiretroviral HIV therapy in Africa. The trial is called the DART study (Development of AntiRetroviral Therapy) and is aimed at studying clinical versus laboratory monitoring practices and structured treatment interruptions on continuous antiretroviral therapy in adults with HIV infection in sub-Saharan Africa. We provide Viread at no cost for the DART study.

•	The Bill & Melinda Gates Foundation and Family Health International. In October 2002, we entered into an agreement with the Bill & Melinda Gates Foundation and Family Health International (FHI) to provide Viread for FHI’s multinational clinical trial evaluating Viread’s effectiveness as a method of reducing the risk of HIV infection among sexually active adults who are regularly exposed to HIV. The clinical trials have been conducted by FHI and are funded by a $6.5 million grant from the Gates Foundation.

Research Collaborations

The following list is representative of our research collaborations:

Collaboration Partner	Program Area	Year of Signing
Japan Tobacco	GS 9137 (also known as JTK-303) for the treatment of HIV	2005
BMS	Truvada/Sustiva fixed-dose regimen for the treatment of HIV	2004
Achillion	GS 9132 (also known as ACH-806) for the treatment of hepatitis C (HCV)	2004
Genelabs	Nucleoside, RNA polymerase inhibitors for the treatment of HCV	2004
Chiron	Small molecule therapeutics against certain HCV drug targets	2003

•

Japan Tobacco. In March 2005, we entered into a licensing agreement with Japan Tobacco, under which Japan Tobacco granted Gilead exclusive rights to develop and commercialize a novel HIV integrase inhibitor, GS 9137 (also known as JTK-303), in all countries of the world, excluding Japan, where Japan Tobacco would retain such rights. Under the terms of the agreement, we paid an up-front license fee. Additionally, we are obligated to make additional cash payments upon the achievement of certain milestones, as well as pay royalties based on any future net product sales in the territories where we may market the drug.

•	Bristol-Myers Squibb Company (BMS). In December 2004, we entered into a collaboration with BMS to develop and commercialize the fixed-dose regimen of our Truvada and BMS’s Sustiva® (efavirenz) in the United States. We and BMS structured this collaboration as a joint venture by forming a limited liability company called Bristol-Myers Squibb & Gilead Sciences, LLC. Under the terms of the collaboration, we and BMS granted royalty-free licenses to the joint venture for the use of our respective company-owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. The ownership interests of the joint venture by us and BMS, which reflect our respective economic interests, is based on the fraction of the estimated net selling price of the fixed-dose regimen product attributable to Truvada and Sustiva, respectively, and are adjusted on an annual basis. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both our and BMS’s respective economic interests in the joint venture may vary annually. We have primary responsibility for clinical development activities and regulatory filings relating to any new products resulting from the collaboration, and we and BMS will share marketing and sales efforts (both parties will provide equivalent sales force efforts for a minimum number of years). The daily operations of the joint venture are governed by four primary joint committees. We are responsible for accounting, financial reporting and product distribution for the joint venture. In January 2006, Gilead and BMS announced that we have obtained data supporting bioequivalence of a new formulation of the fixed-dose combination product. Gilead and BMS anticipate filing a New Drug Application (NDA) with the FDA in the second quarter of 2006.

•	Achillion Pharmaceuticals, Inc. (Achillion). In November 2004, we entered into an exclusive license and collaboration agreement with Achillion. Pursuant to this agreement, we were granted worldwide rights for the research, development and commercialization of certain small molecule HCV replication inhibitors involving HCV protease for the treatment of hepatitis C. Under this collaboration, Achillion is obligated to continue development of the compounds according to a mutually agreed upon development plan, through completion of a proof-of-concept clinical study in HCV-infected patients. The costs incurred to achieve proof-of-concept will be shared equally between Gilead and Achillion up to a contractually agreed upon budget. Following the proof-of-concept study, we are obligated to assume full responsibilities and incur all costs associated with development and commercialization of compounds warranting further development. Achillion has the option to participate in U.S. commercialization efforts for future products arising from this collaboration. In conjunction with the signing of the collaboration, we paid an up-front license fee and made an equity investment in Achillion’s convertible preferred stock. We also agreed to make payments to Achillion upon achievement of certain milestones outlined in the agreement and to pay royalties on future net sales of products arising from the collaboration. In 2005, we and Achillion began dosing healthy volunteers in a Phase 1 clinical study of GS 9132 (also known as ACH-806) for the treatment of hepatitis C.

•	Genelabs Technologies, Inc. (Genelabs). In September 2004, we entered into a license and research collaboration agreement with Genelabs to research, develop and commercialize certain of Genelabs’ novel nucleoside inhibitors of HCV polymerase for the treatment of chronic infection caused by HCV. In conjunction with the signing of the agreement, we paid an up-front license fee. For an initial term of three years (which term may be extended for an additional year at Gilead’s option), Genelabs is obligated to lead research efforts. We agreed to provide annual funding of full-time equivalents, and we will lead all development and commercialization activities. We are obligated to make additional payments upon the achievement of certain milestones, and to pay royalties on future net sales of selected compounds that are developed and approved in relation to the collaboration.

•	Chiron Corporation (Chiron). In August 2003, we entered into a non-exclusive licensing agreement with Chiron for the research, development and commercialization of small molecule therapeutics against selected HCV drug targets. Under the agreement, we received non-exclusive rights to use Chiron’s HCV technology to develop and commercialize products for the treatment of HCV. Under the terms of the agreement, we paid Chiron an up-front license fee and agreed to make additional payments if certain clinical, regulatory or other contractually determined milestones are met. Additionally, we are obligated to make royalty payments in the event a product is developed using the licensed technology.

Research and Development

In addition to entering into collaborations with other companies, universities and medical research institutions, we seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active in-licensing and product acquisition strategy, such as our acquisition of Triangle completed in January 2003. We have research scientists in Foster City and San Dimas, California and Durham, North Carolina engaged in the discovery and development of new molecules and technologies that we hope will lead to new medicines and novel formulations of existing drugs. Our therapeutic focus is in the area of life threatening infectious diseases.

Our internal research is focused on the discovery and development of treatments for viral infections, particularly by HIV, HBV and HCV. In HIV, we filed an Investigational New Drug (IND) application in December 2005 for GS 9160, one of our internal integrase clinical candidates, and initiated a Phase 1 clinical study in healthy volunteers in February 2006. In January 2006, we also announced that we have completed a Phase 1/2 study of GS 9137, a novel HIV integrase inhibitor licensed from Japan Tobacco, and based on the results of this study, Gilead anticipates initiating a Phase 2 clinical trial during the second quarter of 2006. In hepatitis B, we are progressing with the enrollment of two Phase 3 studies comparing the efficacy and safety of tenofovir DF, the active pharmaceutical ingredient in Viread, versus Hepsera in patients with hepatitis B and anticipate completing enrollment during the second half of 2006. In addition, using technology licensed from Chiron, we have several in-house programs designed to discover small molecule inhibitors of HCV RNA polymerase and HCV protease. While we believe that small molecule therapeutics for the treatment of hepatitis C could one day lead to better treatment outcomes for patients, such programs will require extensive investments and will take many years. In total, our research and development expenses for 2005 were $277.7 million, compared with $223.6 million for 2004 and $181.8 million for 2003.

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

The following table shows the actual or estimated expiration dates in the United States and Europe for the primary patents and for patents that may issue under pending applications that cover the compounds in our marketed products:

Products	U.S. Patent Expiration	European Patent Expiration
DaunoXome	2009	2008
Vistide	2010	2012
Hepsera	2014	2011
AmBisome	2016	2008
Tamiflu	2016	2016
Macugen	2017	2017
Viread	2017	2018
Emtriva	2021	2016
Truvada	2021	2018

Patents covering Viread, Hepsera, Vistide, Emtriva and Truvada are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties. See “Commercial Collaborations.” Patents do not cover the active ingredients in AmBisome. Instead, we hold patents to the liposomal formulations of this compound and also protect formulations through trade secrets. Although we do not have patent filings covering all forms of adefovir dipivoxil, the active ingredient in Hepsera, in China or in certain other countries in Asia, we do have applications pending in various countries in Asia, including China, that relate to specific forms and formulations of Hepsera. Asia is a major market for therapies for HBV, the indication for which Hepsera has been developed.

We may obtain patents for certain products many years before we obtain marketing approval for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions. For example, extensions for the patents on Vistide have been granted in the United States and in a number of European countries, compensating in part for delays in obtaining marketing approval. Similar patent term extensions may be available for other products that we are developing, but we cannot be certain we will obtain them.

It is also very important that we do not infringe patents or proprietary rights of others and that we do not violate the agreements that grant proprietary rights to us. If we do infringe patents or violate these agreements, we could be prevented from developing or selling products or from using the processes covered by those patents or agreements, or we could be required to obtain a license from the third party allowing us to use their technology. We cannot be certain that, if required, we could obtain a license to any third-party technology or that we could obtain one at a reasonable cost. If we were not able to obtain a required license, we could be adversely affected. Because patent applications are confidential for at least some period of time until a patent issues, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. If competitors file patents applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful.

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or reexamination proceedings regarding the enforcement or validity of our existing patents or any future patents could invalidate our patents or substantially reduce their protection. In addition, our pending patent applications and patent applications filed by our collaborative partners may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing the same compounds and products that we have developed or are developing. In addition, certain countries in Africa and Asia, including China, do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries.

As part of the approval process of some of our products, the FDA has determined that the products would be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. It is, therefore, possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug through an Abbreviated New Drug Application, which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

We also rely on unpatented trade secrets and improvements, unpatented internal know-how and technological innovation. In particular, a great deal of our liposomal manufacturing expertise, which is a key component of our liposomal technology, is not covered by patents but is instead protected as a trade secret. We protect these rights mainly through confidentiality agreements with our corporate partners, employees, consultants and vendors. These agreements provide that all confidential information developed or made known to an individual during the course of their relationship with us will be kept confidential and will not be used or disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions made by the individual while employed by us will be our exclusive property. We cannot be certain that these parties will comply with these confidentiality agreements, that we have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by our competitors. Under some of our research and development agreements, inventions discovered in certain cases become jointly owned by us and our corporate partner and in other cases become the exclusive property of one of us. It can be difficult to determine who owns a particular invention and disputes could arise regarding those inventions.

Manufacturing and Raw Materials

Antiviral Products

We do not own any commercial-scale manufacturing facilities for our antiviral products. We contract with third parties to manufacture our antiviral drugs for clinical and commercial purposes, including Viread, Truvada, Emtriva, Hepsera, Vistide and Tamiflu.

We use four third party contract manufacturers to manufacture tenofovir disoproxil fumarate, the active pharmaceutical ingredient for Viread. For each of emtricitabine, the active pharmaceutical ingredient in Emtriva, adefovir dipivoxil, the active pharmaceutical ingredient in Hepsera, and cidofovir, the active pharmaceutical ingredient in Vistide, we have two third party contract manufacturers manufacturing the active pharmaceutical ingredient.

Viread, Truvada and Hepsera tableting is performed by two third party contract manufacturers. Both manufacturing sites have been qualified and are approved to supply product to the United States, the European Union and other markets. Emtriva capsulation is completed by two third party contract manufacturers. Of these two manufacturers, one is approved to supply product to the United States, European Union and other markets. The second manufacturer has been qualified, and we expect submission for regulatory approval in 2006. We use a single third party manufacturer to supply Vistide drug product.

We are in the process of installing additional filling and packaging capabilities at our facilities in San Dimas, California and Dublin, Ireland, which, upon regulatory approval, will allow us to fill and package drug product for Viread, Truvada, Emtriva and Hepsera into their finished forms.

Roche, by itself and through third parties, is responsible for the manufacturing of Tamiflu. Under our agreement with Roche, through a joint manufacturing committee composed of representatives from Gilead and Roche, we have the opportunity to review Roche’s existing manufacturing capacity for Tamiflu and global plans for manufacturing Tamiflu.

For our future antiviral products, we will need to develop additional manufacturing capabilities and establish additional third party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any product that is approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products, our ability to conduct large scale clinical trials and meet customer demand for commercial products would be adversely affected.

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

AmBisome

We manufacture AmBisome in commercial quantities at our facilities in San Dimas. The Medicines Control Agency of the United Kingdom and the FDA have approved the commercial production of AmBisome in the facilities in which it is produced. To import AmBisome into the European Union, we own a manufacturing facility in Dublin, Ireland where we perform quality control testing, final labeling, packaging and distribution for the European Union and elsewhere. We use commercially available materials and equipment to manufacture these products. Currently, we obtain amphotericin B, the active pharmaceutical ingredient in AmBisome, and the cholesterol that we use to manufacture AmBisome, from single approved suppliers.

AmBisome is sold as a freeze-dried product. We currently freeze-dry and fill AmBisome at our San Dimas manufacturing facility and also use a third party to freeze-dry and fill additional product as needed. Given our current projections for AmBisome demand, we believe we have sufficient capacity to meet future demand. We also have the option of installing additional freeze-drying capacity in San Dimas should such additional supply become necessary.

Macugen

We manufacture Macugen in commercial quantities at our FDA approved facilities in San Dimas, under our manufacturing agreement with OSI. We use commercially available materials and equipment to produce and fill this product. Currently, OSI provides syringes and the raw materials used in the manufacture of Macugen, including pegaptanib sodium, the active pharmaceutical ingredient in Macugen, through single approved suppliers contracted by OSI.

Given OSI’s current projections for Macugen demand, we believe we have sufficient capacity to meet future demand. We are in the process of installing additional production and filling capacity in San Dimas. If we are unsuccessful in our installation of additional production and filling capacity in San Dimas or locate appropriate third parties to meet this need, our ability to meet increased Macugen demand would be diminished.

Many of the materials that we utilize in our operations are made at only one facility. Since the suppliers of key components and materials must be named in the NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship Viread, AmBisome, Hepsera, Emtriva, Truvada or Vistide, or to supply any of our products in development for clinical trials.

Seasonal Operations and Backlog

Worldwide product sales do not reflect any significant degree of seasonality. However, our contract and royalty revenue, which represented about 11% of our total revenues in 2005, is affected by seasonality. For example, royalty revenue that we receive from Roche’s sale of Tamiflu can be impacted by the severity associated with flu seasons and planning in response to the avian influenza pandemic threat.

For the most part, we operate in markets characterized by short lead times and the absence of significant backlogs. We do not believe that backlog information is material to our business as a whole.

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

The FDA must approve a drug before it can be sold in the United States. The general process for this approval is as follows:

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug’s potential safety and benefits. We submit this data to the FDA in an IND application seeking their approval to test the compound in humans.

Clinical Trials

If the FDA accepts the IND application, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

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

FDA Approval Process

When we believe that the data from the Phase 3 clinical trials show an adequate level of safety and effectiveness, we will file an NDA with the FDA seeking approval to sell the drug for a particular use. The FDA will review the NDA and often will hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug. This committee makes a recommendation to the FDA that is not binding but is generally followed by the FDA. If the FDA agrees that the compound has met the required level of safety and effectiveness for a particular use, it will allow us to sell the drug in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug is not safe enough or effective enough or because it does not believe that the data submitted is reliable or conclusive.

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

The FDA may also require Phase 4 non-registrational studies to explore scientific questions to further characterize safety and efficacy during commercial use of our drug. The FDA may also require us to provide additional data or information, improve our manufacturing processes, procedures or facilities or may require extensive post-marketing testing and surveillance to monitor the safety or benefits of our product candidates if it determines that our NDA does not contain adequate evidence of the safety and benefits of the drug. In addition, even if the FDA approves a drug, it could limit the uses of the drug. The FDA can withdraw approvals if it does not believe that we are complying with regulatory standards or if problems are uncovered or occur after approval.

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

Drugs that treat serious or life-threatening diseases and conditions that are not adequately addressed by existing drugs and for which the development program is designed to address the unmet medical need may be designated as fast track products by the FDA and may be eligible for accelerated and priority review. Drugs for the treatment of HIV that are designated for use under the President’s Emergency Plan for AIDS Relief (PEPFAR) may also qualify for an expedited or priority review. Viread and Truvada received accelerated approval and priority reviews. Drugs receiving accelerated approval must be monitored in post-marketing clinical trials in order to confirm the safety and benefits of the drug.

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

Drugs are also subject to extensive regulation outside of the United States. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries of the European Union (which includes most major countries in Europe). If this procedure is not used, approval in one country of the

European Union can be used to obtain approval in another country of the European Union under two simplified application processes, the mutual recognition procedure or the decentralized procedure, both of which rely on the principle of mutual recognition. After receiving regulatory approval through any of the European registration procedures, pricing and reimbursement approvals are also required in most countries.

Pricing and Reimbursement

Successful commercialization depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of our products. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. As such, our business may be adversely affected by an increase in global pricing pressures.

In the United States, there have been a number of legislative and regulatory changes to the healthcare system that could impact the pricing of our products. In December 2003, President Bush signed into law new Medicare prescription drug coverage legislation. Part of the legislation authorizes the Centers for Medicare & Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare, to implement a new Medicare Part D coverage benefit for prescription drugs. The prescription drug program began on January 1, 2006. Many factors influence the possible impact to Gilead. Not all drugs in a class may be covered. Further, payment levels under the new Medicare program may be lower than the previous Medicare payment. Medicare patients will have to pay co-insurance, which may influence which products are recommended by physicians and selected by patients. Program enrollment is mandatory for those who are dually eligible for both Medicaid and Medicare. There is no assurance that our drugs will be recognized under the new Medicare Part D program for outpatient prescription drugs or paid at levels that reflect current or historical levels. Further, federal Medicare proposals, along with State Medicaid drug payment changes and healthcare reforms could also lower payment for our products. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2006, 2007 and beyond from the Medicare prescription drug coverage legislation. To the extent that private insurers such as Blue Cross and Blue Shield or managed care programs follow Medicaid coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting lower payment. Additionally, some states have enacted health care reform legislation. Further federal and state developments are possible. The impact of proposed legislation and other reforms is unclear, but it may result in pricing and reimbursement restrictions, which could adversely impact our revenues

In Europe, the success of Viread, Truvada, Emtriva, Hepsera and Tamiflu will depend largely on obtaining and maintaining government reimbursement because in many European countries, patients will not use prescription drugs that are not reimbursed by their governments. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. As new drugs come to market, we may face significant price decreases for our products across much of Europe. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

Health Care Fraud and Abuse Laws

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the increasing attention being given to them by law enforcement authorities, it is possible that certain of our practices may be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our sales and marketing activities may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our results of operations.

Compulsory Licenses

Governments in developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. Certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they are considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. We are currently engaged in discussions with the Brazilian government regarding the affordability of our HIV products. In addition, concerns over the cost and availability of Tamiflu as fear grows about a potential avian flu pandemic have generated international discussions over potential compulsory licensing of our Tamiflu patents. In addition, Roche may issue voluntary licenses to permit third party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override Gilead’s Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties received from Roche’s sales of Tamiflu. Compulsory licenses or generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

Employees

As of January 31, 2006, we had approximately 1,900 full-time employees. We believe that we have good relations with our employees.

Environment

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operations or competitive position.

ITEM 1A.    RISK FACTORS

In evaluating our business, you should carefully consider the following risks in addition to the other information in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider any of the above risks to be a complete statement of all the potential risks or uncertainties that we face.

Substantially all of our revenues are derived from sales of a limited number of products. If we are unable to maintain or continue increasing sales of our HIV products, our results of operations may be adversely affected.

We are currently dependent on sales of our HIV products, especially Viread and Truvada, to support our existing operations. Our HIV products are exclusively of the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development efforts. HIV product sales for the year ended December 31, 2005 were $1.39 billion, or 69% of our total revenues, and sales of Viread and Truvada comprised 56% and 41%, respectively, of total HIV product sales in 2005. We may not be able to continue the growth rate of sales of our HIV products for the reasons stated in this risk factor section and, in particular, for the following reasons:

•	As our HIV products are used over a longer period of time in many patients and in combination with other products, and additional studies are conducted, new issues with respect to safety, resistance and interactions with other drugs may arise, which could cause us to provide additional warnings on our labels, narrow our approved indications or halt sales of a product, each of which could reduce our revenues.

•	As a product matures, private insurers and government reimbursers often reduce the amount they will reimburse patients for these products, which increases pressure on us to reduce prices.

•	A large part of the market for our HIV products consists of patients who are already taking other HIV drugs. If we are not successful in encouraging physicians to change patients’ regimens to include our HIV products, the sales of our HIV products will be limited.

•	As generic HIV products are introduced into major markets, our ability to maintain pricing may be affected.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues and our stock price may be adversely affected.

If we do not introduce new products or increase revenues from our existing products, we will not be able to increase our total revenues. If we fail to increase our sales of our HIV products, we may not be able to increase revenues and expand our research and development efforts. We may face difficulties in our collaboration efforts with BMS to commercialize a once-a-day single pill combination of Truvada and Sustiva. For example, regulatory approval for the NDA that we expect to file with the FDA in the second quarter of 2006 may not be granted on a timely basis, or at all.

We face significant competition.

We face significant competition from businesses that have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GSK, which markets fixed-dose combination products that compete with Truvada. For AmBisome, we are encountering significant competition from new products produced by Merck and Pfizer. In addition, we are aware of reports of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the anticipated entry of one such formulation in Greece in 2006. For Hepsera, we have encountered increased competition with the launch of BMS’s Baraclude (entecavir) and there is the potential for future competition from telbivudine, developed by Novartis and Idenix, which is awaiting approval in the United States and Europe. These companies may significantly impede our ability to be successful with our antiviral products and AmBisome.

If significant safety issues arise for our marketed products, our sales may decline, which would adversely affect our results of operations.

The data that support the marketing approvals for our products and that form the basis for the safety warnings in our product labels were obtained in controlled clinical trials of limited duration and, in some cases, from limited post-approval use. Safety and efficacy studies of Viread and Emtriva, dosed as separate products, are ongoing and have been underway for a longer period of time than the safety and efficacy studies of Truvada (Viread and Emtriva together), which are also underway. Following approval, our products are used over longer periods of time by many patients taking numerous other medicines, many of whom have underlying health problems and would not be monitored for dosing compliance. As drugs are used over longer periods of time by more patients, we have found and expect to continue to find new issues such as safety, resistance or drug interaction issues, which may require us to provide additional warnings on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. If serious safety, resistance or interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities.

Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to achieve continued compliance could delay or halt commercialization of our products.

The products that we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA and comparable regulatory agencies in other countries. We are continuing clinical trials for Viread, Truvada, Emtriva, AmBisome and Hepsera for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional products over the next several years. These products may fail to receive marketing approval on a timely basis, or at all.

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

We depend on contract research organizations and our results of clinical trials are uncertain and may not support continued development of a product pipeline, which would adversely affect our prospects for future revenue growth.

Gilead extensively outsources its clinical trial activities and usually performs only a small portion of the start-up activities in-house. We rely on third party contract research organizations (CROs) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training and program management. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. In addition, we are required to demonstrate the safety and effectiveness of products we develop in each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our products under development fails to achieve its primary endpoint in clinical trials or if safety issues arise, commercialization of that drug candidate could be delayed or halted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn reduce our revenues.

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

We depend on third party manufacturers to manufacture Viread, Truvada, Emtriva, Hepsera and Vistide, including the Truvada and Viread made available to physicians and treatment programs at cost in developing countries under our Access Program. We rely on these third parties for the manufacture of both the active pharmaceutical ingredient and final drug product for clinical and commercial purposes. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. These third-party manufacturers may develop problems over which we have no control and these problems may adversely affect our business.

We manufacture AmBisome and Macugen at our facilities in San Dimas, California. These are our only formulation and manufacturing facilities in the United States. We own a manufacturing facility in Ireland that conducts quality control testing, labeling and packaging. In addition, we use third parties as alternate contract suppliers to fill and freeze dry certain batches of product. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and would be unable to manufacture AmBisome and Macugen to meet market needs.

We may not be able to obtain materials necessary to manufacture our products, which could limit our ability to generate revenues.

Many of the materials that we utilize in our operations are made at only one facility. For example, we depend on single suppliers for high quality amphotericin B, distearoylphosphatidylcholine and high quality cholesterol, each of which is used in the manufacture of AmBisome. Because the suppliers of key components and materials must be named in the NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship Viread, AmBisome, Hepsera, Emtriva, Truvada or Vistide, or to supply any of our products in development for clinical trials.

We depend on relationships with other companies for sales and marketing performance and revenues. Failure to maintain these relationships, poor performance by these companies or disputes with these other companies could negatively impact our business.

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance. These include collaborations with Astellas and Sumitomo for AmBisome, GSK for Hepsera, Roche for Tamiflu, Pfizer for Vistide, OSI and Pfizer for Macugen and Japan Tobacco for Viread, Truvada and Emtriva and our joint venture with BMS to develop and commercialize a fixed-dose regimen of Truvada and Sustiva. In many countries, we rely on international distributors for sales of Viread,

Truvada, Emtriva, AmBisome and Hepsera outside the United States. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including:

•	we are not able to control whether our corporate partners devote sufficient resources to our programs or products;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with corporate partners;

•	disagreements with corporate partners could lead to delays in, or termination of, the research, development or commercialization of product candidates or result in litigation or arbitration;

•	contracts with our corporate partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

•	corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

•	corporate partners with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products of their own development; and

•	our distributors and corporate partners may be unable to pay us.

Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenue from existing products could decline.

Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories in Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and The Republic of Korea. The success of Hepsera in these territories will depend almost entirely on the efforts of GSK. In this regard, GSK promotes Epivir-HBV/Zeffix, a product that competes with Hepsera. Consequently, GSK’s marketing strategy for Hepsera may be influenced by its promotion of Epivir-HBV. We receive royalties from GSK equal to a percentage of GSK’s net sales of Hepsera as well as net sales of GSK’s Epivir-HBV/Zeffix. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera in its territories, our potential revenues from sales of Hepsera may be substantially reduced.

Expenses associated with clinical trials and sales fluctuations as a result of inventory levels held by wholesalers may cause our earnings to fluctuate, which could adversely affect our stock price.

The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are extremely expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter. Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. In addition, during the year ended December 31, 2005, approximately 89% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand.

Approximately half of our product sales occurs outside the United States, and currency fluctuations may cause our earnings to fluctuate, which could adversely affect our stock price.

A significant percentage of our product sales are denominated in foreign currencies, primarily the Euro. Increases in the value of the U.S. dollar against foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar equivalent sales and negatively impact our financial condition and results of operations. We use foreign currency forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency. We also hedge a portion of our accounts receivable balances denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. Our hedging program only hedges a portion of our total exposure and significant foreign exchange rate fluctuations within a short period of time could still adversely affect our results of operations.

We face credit risks from our European customers that may adversely affect our results of operations.

Our European product sales to government owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government owned or supported customers in these countries totaled $221.9 million as of December 31, 2005. Historically, receivables tended to accumulate over a period of time and were settled as large lump sum payments as government funding became available. If significant changes were to occur in the reimbursement practices of European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

Our plan to supply Viread and Truvada to certain developing countries under our Access Program may expose us to unforeseen liabilities and risks.

We have launched our Access Program pursuant to which we will supply Viread and Truvada at our cost to all 97 developing countries. The supply and distribution of drugs in a resource-poor environment is a complicated undertaking. As this program develops, we could face unforeseen challenges and risks, which could give rise to unforeseen liabilities. For example, patients in less developed countries using Viread and Truvada may not be as closely supervised by a doctor as they would be in more developed nations. Accordingly, there may be an increased likelihood of Viread- or Truvada-related complications going undetected or untreated, which could result in significant liability to Gilead.

Our product revenues could be reduced by imports from countries where our products are available at lower prices.

Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those countries from lower price markets. There have been cases in which pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Viread and Truvada, which we have agreed to provide at our cost under our Access Program, our revenues would be adversely affected.

In addition, in the European Union, we are required to permit cross border sales. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices. Additionally, some U.S. consumers have been able to purchase products, including HIV products, from Internet pharmacies in other countries at substantial discounts. Such cross border sales could adversely affect our revenues.

In some countries, we may be required to grant compulsory licenses for our products or face generic competition for our products.

In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. Certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they are considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. We are currently engaged in discussions with the Brazilian government regarding the affordability of our HIV products. In addition, concerns over the cost and availability of Tamiflu as fear grows about a potential avian flu pandemic have generated international discussions over potential compulsory licensing of our Tamiflu patents. Furthermore, Roche may issue voluntary licenses to permit third party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override Gilead’s Tamiflu patents, or should Roche issue additional voluntary licenses to permit third party manufacturing of Tamiflu, those developments could reduce royalties received from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

Our existing products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may reduce profitability.

Successful commercialization of our products depends, in part, on the availability of governmental and third party payor reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. For example, a majority of our sales of AmBisome and Vistide, and a majority of our sales of Truvada, Viread and Hepsera, are subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. Our business may be adversely affected by an increase in U.S. or international pricing pressures. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement policies and pricing in general.

In Europe, the success of Viread, Truvada, Emtriva, Hepsera, AmBisome and Tamiflu will also depend largely on obtaining and maintaining government reimbursement because in many European countries, including the United Kingdom and France, patients will not use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by twelve months or more. We also expect that the success of our products in development, particularly in Europe, will depend on the ability to obtain reimbursement. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. As new drugs come to market, we may face significant price decreases for our products across much of Europe. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

Our results of operations could be adversely affected by future health care reforms.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact the pricing of our products. In the United States, in December 2003, President Bush signed into law new Medicare prescription drug coverage legislation. Part of the legislation authorizes the Centers for Medicare & Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare, to implement a new Medicare Part D coverage benefit for prescription drugs. The prescription drug program began on January 1, 2006. Many factors influence the possible impact to Gilead. Not all drugs in a class may be covered. Further, payment levels under the new Medicare program may be lower than the previous Medicare payment. Medicare patients will have to pay co-insurance, which may influence which products are recommended by physicians and selected by patients. Program enrollment is mandatory for those who are dually eligible for both Medicaid and Medicare. There is no assurance that our drugs will be recognized under the new Medicare Part D program for outpatient prescription drugs or paid at levels that reflect current or historical levels. Further, federal Medicare proposals, along with State Medicaid drug payment changes and healthcare reforms could also lower payment for our products. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2006, 2007 and beyond from the Medicare prescription drug coverage legislation. To the extent that private insurers such as Blue Cross and Blue Shield or managed care programs follow Medicaid coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting lower payment. Additionally, some states have enacted health care reform legislation. Further federal and state developments are possible. The impact of proposed legislation and other reforms is unclear, but it may result in pricing and reimbursement restrictions, which could adversely impact our revenues.

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

We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology. There is a risk, however, that issued patents will not be enforceable or provide adequate protection or that pending patent applications will not result in issued patents. Patent applications are confidential for at least some period of time until a patent issues. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

Patents do not cover the active ingredients in AmBisome. In addition, we do not have patent filings in China or certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. Asia is a major market for therapies for HBV, the indication for which Hepsera has been developed.

We may obtain patents for certain products many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions. In addition, certain countries in Africa and Asia, including China do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries.

Our competitors may file patent applications covering our technology. If so, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful.

As part of the approval process of some of our products, the FDA has determined that the products would be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. It is, therefore, possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug through an Abbreviated New Drug Application, which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

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

We are named as a defendant in lawsuits regarding the use of average wholesale price and reimbursement rates under Medicaid. We have also been named as a defendant in a lawsuit alleging violations of the federal securities laws. Adverse results from these lawsuits could result in material damages that could significantly reduce our earnings or cash flows.

Changes in our effective income tax rate could reduce our earnings.

Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, our adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) relating to the accounting for stock options and other share-based payments, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our results of operations.

Recently adopted changes in accounting for stock options will significantly reduce our earnings.

The Financial Accounting Standards Board (FASB) recently issued SFAS 123R, under which we will be required to record additional compensation expense related to stock options and other equity incentives in 2006 and beyond. The impact on our earnings resulting from this new standard will have a significant negative impact on our reported results of operations compared to the results we have reported under prior accounting standards on stock options and other share-based payments.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our primary facilities, located in Foster City, California, house our executive offices and administrative, research and development activities. At this location, we own 16 buildings and lease 2 buildings.

We lease facilities in San Dimas, California, to house some of our manufacturing, warehousing, research and development activities. In addition, we also lease facilities in Durham, North Carolina, to house some of our administrative, research and development activities.

Outside of the United States, we lease facilities in the Cambridge area in the United Kingdom to house our administrative, sales and marketing activities. Our commercial, medical and administrative groups that were previously based in Paris, France have been relocated to leased facilities in the London area in the United Kingdom.

We also lease facilities in the Dublin area of Ireland to house our manufacturing and distribution facilities. We partly own and partly lease this space. In addition, we have leased facilities to house our sales and marketing activities in France, Spain, Portugal, Italy, Greece, Australia, Germany and Canada.

We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business. We believe our capital resources are sufficient to purchase, lease or construct any additional facilities required to meet our long-term growth needs.

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Item 8, Note 13 to our consolidated financial statements on pages 87 and 88 of this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2005
First Quarter	$36.38	$30.39
Second Quarter	$46.16	$34.75
Third Quarter	$49.19	$40.26
Fourth Quarter	$56.51	$44.73

2004
First Quarter	$33.25	$25.75
Second Quarter	$33.90	$27.08
Third Quarter	$37.48	$27.79
Fourth Quarter	$39.10	$32.07

On September 3, 2004, we implemented a two-for-one stock split in the form of a stock dividend. All share and per share amounts for all periods presented have been restated to reflect this stock split.

As of February 28, 2006, we had 462,284,636 shares of common stock outstanding held by approximately 472 stockholders of record.

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the near future.

ITEM 6.	SELECTED FINANCIAL DATA

GILEAD SCIENCES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003	2002	2001
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues	$2,028,400	$1,324,621	$867,864	$466,790	$233,769
Purchased in-process research and development (Note 1)	—	—	488,599	—	—
Total costs and expenses	917,298	692,932	1,026,539	385,783	354,458
Income (loss) from operations	1,111,102	631,689	(158,675)	81,007	(120,689)
Gain on sale of oncology assets (Note 1)	—	—	—	—	157,771
Gain on warrant (Note 1)	—	20,576	—	—	—
Loss on marketable securities (Note 1)	—	—	—	(16,048)	—
Provision for (benefit from) income taxes (Note 1)	347,878	207,051	(95,530)	1,300	4,135
Income (loss) before cumulative effect of change in accounting principle	813,914	449,371	(72,003)	72,097	51,182
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	1,089
Net income (loss)	$813,914	$449,371	$(72,003)	$72,097	$52,271
Amounts per common share—basic:
Income (loss) before cumulative effect of change in accounting principle (Note 3)	$1.79	$1.04	$(0.18)	$0.18	$0.14
Cumulative effect of change in accounting principle (Note 3)	—	—	—	—	—

Net income (loss) per share—basic (Note 3)	$1.79	$1.04	$(0.18)	$0.18	$0.14

Shares used in per share calculation—basic (Note 3)	454,339	432,000	402,210	391,086	380,490

Amounts per common share—diluted:
Income (loss) before cumulative effect of change in accounting principle (Note 3)	$1.72	$0.99	$(0.18)	$0.17	$0.13
Cumulative effect of change in accounting principle (Note 3)	—	—	—	—	—

Net income (loss) per share—diluted (Note 3)	$1.72	$0.99	$(0.18)	$0.17	$0.13

Shares used in per share calculation—diluted (Note 3)	474,284	464,246	402,210	412,954	404,642

GILEAD SCIENCES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA—(Continued)

	December 31,
	2005	2004	2003	2002	2001
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$2,323,885	$1,254,038	$707,000	$942,374	$582,851
Working capital	2,636,870	1,596,241	1,080,003	1,078,868	627,642
Total assets	3,764,651	2,155,963	1,554,722	1,288,183	794,786
Long-term debt	240,000	—	—	—	—
Other long-term obligations	650	234	323	273	389
Convertible debt	—	—	345,000	595,000	250,000
Retained earnings (accumulated deficit)	809,642	(4,272)	(453,643)	(381,640)	(453,737)
Total stockholders’ equity (Note 4)	3,027,778	1,870,872	1,002,974	571,341	452,437

Note 1

•	During 2005, Gilead recognized $80.7 million in royalty revenue relating to the resolution of our dispute with Roche. Gilead also recorded a tax provision benefit of $25.1 million related to our repatriation of qualified foreign earnings under the American Jobs Creation Act.

•	During 2004, Gilead recorded a gain of $20.6 million related to our warrant to purchase capital stock of Eyetech, as predecessor to OSI, which completed its initial public offering.

•	During 2003, Gilead completed the acquisition of all of the net assets of Triangle for an aggregate purchase price of $525.2 million. Approximately $488.6 million of the purchase price was allocated to purchased in-process research and development. We also recorded an income tax benefit of $111.6 million related to the reduction of the valuation allowance on certain of our net deferred tax assets.

•	During 2002, we sold all of our shares of common stock of OSI and recognized a loss on the sale of marketable securities of $16.0 million. These shares were partial consideration for the sale of our oncology assets in 2001.

•	During 2001, we completed the sale of our oncology assets and related technology to OSI and recorded a non-operating gain of $157.8 million. In 2001, we also recorded a non-operating gain of $8.8 million from the sale of our 49% equity interest in Proligo LLC.

Note 2

We adopted SFAS Nos. 133 and 138, collectively referred to as SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in the first quarter of 2001. The change was accounted for as a change in accounting principle.

Note 3

On each of February 22, 2001, March 8, 2002 and September 3, 2004, Gilead implemented two-for-one stock splits in the form of a stock dividend. All share and per share amounts for all periods presented have been restated to reflect these stock splits.

Note 4

No cash dividends have been declared or paid on our common stock.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Gilead. MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and the accompanying notes to the financial statements.

Executive Summary

Gilead experienced another year of increasing revenues, profits and cash flows due to the successful launches and adoption of our drugs for the treatment of the human immunodeficiency virus (HIV) and the hepatitis B virus (HBV), as well as the maintenance of our product sales for AmBisome. We have been able to increase market share due to the favorable and consistent safety and efficacy profile that has been demonstrated to date on our products, including Viread, Truvada and Emtriva. The increase in market share on our HIV products helped contribute to a 53% increase in 2005 HIV product sales to $1.39 billion from 2004, while the continued adoption of Hepsera increased 2005 product sales to $186.5 million, an increase of 66% from 2004. We intend to build upon the successes of these products by continuing to engage in long-term clinical studies to differentiate our products. Additionally, within the HIV franchise, we intend to work with patients, physicians and key opinion leaders to educate them on the benefits of earlier treatment that is expected to help expand the treated-patient population. As we continue to gather positive data on the safety and efficacy of Truvada, which we launched in various European countries in 2005, we believe that the uptake of Truvada will continue to be a driving force in increasing our HIV product sales.

Over the last few years, we have also focused on creating what we believe is a solid foundation for long-term growth by looking for opportunities to acquire or in-license innovative technologies or drug candidates and developing those technologies alongside our in-house initiatives. In 2005, we entered into a collaboration with Japan Tobacco Inc. (Japan Tobacco) and made advances on the Phase 1/2 clinical trial based on the HIV integrase inhibitor we licensed from them. Additionally, we demonstrated bioequivalence on a formulation of the fixed-dose combination of Truvada and Bristol-Myers Squibb Company’s (BMS) Sustiva (the triple product) as well as began dosing patients in a Phase 1 study with the HCV drug candidate we licensed from Achillion Pharmaceuticals. Internally, we made significant progress in the enrollment of two Phase 3 studies comparing the efficacy and safety of tenofovir versus Hepsera in patients with HBV. We also filed an Investigational New Drug application in December 2005 for GS 9160, one of our internal integrase clinical candidates, and initiated a Phase 1 clinical study in healthy volunteers in February 2006. We intend to sustain the long-term growth of our business by continuing to discover and commercialize new drugs in the antivirals area, especially in the HIV and hepatitis C virus (HCV) areas. We also plan on exploring other therapeutic areas with significant unmet medical needs for licensing or acquisition opportunities that fit with our core competencies and complement our long-term growth strategy.

Part of our ability to grow consists of building a strong global organization. During the year, we relocated our European commercial, medical and administrative headquarters from France to the United Kingdom, thereby uniting these functions with the regulatory, safety and information technology groups already headquartered in the United Kingdom. We also made strategic expansion of our global sales and marketing activities for 2005.

As our revenues continued to increase, and as we continued to see collection improvements in certain European regions over the last two years, cash and investment management continued to be an important priority. In addition to re-examining our cash and investments portfolio, investment policies and strategies, we also used our cash for various collaborative activities. During the third quarter of 2005, along with Royalty Pharma, we purchased the royalty interest owned by Emory University in emtricitabine for $525.0 million. Furthermore, in December 2005, leveraging our strong financial position and results, we entered into a $500.0 million credit facility with a syndicate of banks consisting of a $300.0 million term loan and a $200.0 million revolving credit facility. The term loan, which we used to facilitate a one-time repatriation of qualified foreign earnings under the American Jobs Creation Act (AJCA), resulted in a $25.1 million income tax benefit that we recorded in 2005. We have not yet drawn any amounts under the revolving facility but the facility will give us flexibility to use our funds for future corporate development initiatives, including licensing opportunities and potential acquisitions, while allowing us to meet our ongoing working capital and infrastructure needs.

Our focus for 2006 will be to continue building upon our current infrastructure, continuing to advance our drug candidates through the clinic and executing on our operational goals of promoting our products’ safety and efficacy data to drive higher patient adoption. We also intend to build a stronger working relationship with F. Hoffmann-La Roche Ltd (Roche) with respect to Tamiflu under our amended agreement to jointly drive more effective marketing and supply chain strategies to meet the increasing demand for Tamiflu. We will also focus significant resources in preparing for the launch of the co-formulated Truvada-Sustiva product in the United States. Moreover, we are working with Merck & Co., Inc. (Merck) and BMS on arrangements to launch the co-formulated product outside of the United States. Finally, we will continue to strengthen our global infrastructure to better support our growing employee and customer base, including expanding certain aspects of our manufacturing capabilities as well as upgrading our facilities and information systems.

Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, prepaid royalties, clinical trial accruals and our tax provision. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. We record estimated reductions to revenue for expected returns of expired products, distributor fees, government rebate programs such as Medicaid reimbursements and customer incentives such as cash discounts for prompt payment. Estimates for distributor fees are based on contractually determined fixed percentages of sales. Estimates for government rebate programs and cash discounts are based on contractual terms, historical utilization rates and our expectations regarding future utilization rates for these programs. Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns. This includes monitoring the feedback that we receive from our sales force regarding customer use and satisfaction, reviewing inventory data available to us through our inventory management agreements with U.S. wholesalers to assist us in monitoring channel inventory levels, purchasing third-party data to monitor prescriptions as well as, for new products, comparing these products against our other products with same or similar sales channels. Further, we monitor the activities and clinical trials of our key competitors and assess the potential impact on our future sales and return expectations where necessary. Expected returns for our marketed drugs are generally low because the shelf lives for these products in the United States ranges from 24 months for Truvada and Hepsera, and up to 36 months for Viread and AmBisome. If conditions become more competitive for any of the markets served by our drugs or if other circumstances change, we may take actions to increase our product return estimates or we may offer additional customer incentives. This would result in an incremental reduction of future revenue at the time the return estimate is changed or new incentives are offered.

Contract revenue for research and development (R&D) is recorded as performance occurs and the earnings process is completed based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and where there is no continuing involvement by Gilead, are recognized on the earlier to occur of when the payments are received or when collection is reasonably assured.

Revenues from non-refundable up-front license fees and milestone payments where we continue to have involvement such as through a development collaboration or an obligation to supply product are recognized as performance occurs and our obligations are completed. In accordance with the specific terms of Gilead’s obligations under these types of arrangements, revenues are recognized as the obligation is fulfilled or ratably over the development or manufacturing period. Revenues associated with substantive at-risk milestones are recognized based upon the achievement of the milestones as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue.

Allowance for Doubtful Accounts

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Our allowance for doubtful accounts balance as a percentage of total accounts receivable did not materially change from December 31, 2004 to December 31, 2005. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors, especially with respect to the government funding and reimbursement practices in the European market could materially change these expectations and result in an increase to our allowance for doubtful accounts.

Inventories

We record write downs of the value of our inventory based on review of the historical quantity of bad batches experienced during the manufacturing process and expectations of production and inventory levels. We also perform quality control reviews of our individual raw material batches. We generally do not record inventory write-offs relating to estimated obsolescence or risk of competition primarily because the shelf life of our products is long. However, if our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could negatively impact our product gross margins and results of operations.

Prepaid Royalties

We capitalize royalties that we have prepaid at cost, specifically those related to the emtricitabine royalties we paid to Emory for the HIV indication, based on the present value of the future royalty obligation that we would expect to pay to Emory assuming certain expected levels of our product sales incorporating the emtricitabine technology. The net book value of our prepaid asset was determined using our best estimate of relevant future product sales available at the time we consummated the transaction; however, we review at least annually, the expected future performance of our products and indicators that would support a write-down in the net recoverable value of our asset. We amortize our prepaid royalties based on an effective royalty rate that we derive from forecasted HIV product sales incorporating emtricitabine. Our product sales forecasts are prepared annually and determined using our best estimates of future activity. If a previously unanticipated and significant change occurs to our sales forecasts, including the introduction of a competing product by us or one of our competitors into the same HIV market as emtricitabine, we would prospectively update the royalty rate used to amortize our prepaid royalties which may increase future royalty expense. We review our royalty rate at least annually and would adjust the rate based on any significant new facts or circumstances that may arise.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third party contract research organizations (CROs). These costs are a significant component of R&D expenses. During

2005, 2004 and 2003, we incurred CRO costs of $21.1 million, $24.7 million and $15.0 million, respectively. We accrue costs for clinical studies performed by CROs on a straight-line basis over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort and costs actually incurred by the CRO. We validate our accruals quarterly with our vendors and perform detailed reviews of the activities related to our significant contracts. Based upon the results of these validation processes, we assess the appropriateness of our accruals and make any adjustments we deem necessary to ensure that our expenses reflect the actual effort incurred by the CROs.

Generally, a significant portion of the total clinical trial costs are associated with start up activities for the trial and patient enrollment. Gilead extensively outsources its clinical trial activities and usually performs only a small portion of the start-up activities in-house. As a result, CROs typically perform most of the total start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training and program management. On a budgeted basis, these costs are typically 20% to 30% of the total contract value. On an actual basis, this percentage range is significantly wider as many of our contracts are either expanded or reduced in scope compared to the original budget, while start-up costs for the particular trial do not change significantly. Start-up costs usually occur within a few months after the contract has been executed and are milestone or event driven in nature.

The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. Most contracts are negotiated as fixed unit prices and can vary in length between six months for a single dose Phase 1 study and up to two years or more for a more complex Phase 3 study. The average length of contracts in 2005, 2004 and 2003 has been at the upper end of this range in order to provide long-term safety and efficacy data to support the commercial launches of Viread, Truvada, Hepsera and Emtriva. All of our material CRO contracts are terminable by us upon written notice and Gilead is generally only liable for actual effort expended by the CRO at any point in time during the contract, regardless of payment status. Amounts paid in advance of services being performed will be refunded if a contract is terminated. Through December 31, 2005, differences between actual and estimated activity levels for any particular study were not significant enough to require a material adjustment. However, if management does not receive complete and accurate information from our vendors or has underestimated activity levels associated with a study at a given point in time, we would have to record additional and potentially significant R&D expenses in future periods.

Tax Provision

We estimate our income tax provision, including deferred tax assets and liabilities, based on significant management judgment. We evaluate the realization of all or a portion of our deferred tax assets on a quarterly basis. We record a valuation allowance to reduce our deferred tax assets to the amounts that are more likely than not to be realized. We consider future taxable income, ongoing tax planning strategies and our historical financial performance in assessing the need for a valuation allowance. If we expect to realize deferred tax assets for which we have previously recorded a valuation allowance, we would reduce the valuation allowance in the period in which such determination is first made. Such adjustments were made in the fourth quarter of 2005 and 2004 when we determined that it was more likely than not that certain of our deferred tax assets would be realized, and therefore, we released the related valuation allowance. This resulted in an income tax benefit for 2005 and 2004 of approximately $8.2 million and $14.2 million, respectively. Similarly, if we determine that we would not be able to realize all or part of our deferred tax assets for which we have no valuation allowance, we would increase the valuation allowance in the period in which such determination is first made. Our future effective income tax rate may be affected by such factors as changes in tax laws, regulations and/or rates, changing interpretation of existing laws or regulations, changes in our international organization, and changes in overall levels of income before tax.

Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Gilead’s Board of Directors and the Audit Committee has reviewed the disclosures presented above relating to them.

Results of Operations

Total Revenues

We had total revenues of $2.03 billion in 2005, $1.32 billion in 2004 and $867.9 million in 2003. Included in total revenues are product sales, royalty revenue and contract revenue including revenue earned from manufacturing collaborations.

Product Sales

Product sales consisted of the following (in thousands):

	2005	Change	2004	Change	2003
HIV products:
Viread	$778,783	(1)%	$782,915	38%	$566,478
Truvada	567,829	737%	67,865	—	—
Emtriva	47,486	(18)%	57,600	475%	10,021

HIV products	1,394,098	53%	908,380	58%	576,499
AmBisome	220,753	4%	211,688	7%	198,350
Hepsera	186,532	66%	112,525	123%	50,506
Vistide	6,629	(16)%	7,904	4%	7,576
DaunoXome	1,287	(25)%	1,727	(49)%	3,410

Total product sales	$1,809,299	46%	$1,242,224	49%	$836,341

Total product sales increased by 46% in 2005 compared to 2004 and 49% in 2004 compared to 2003, in each case, primarily due to an increase in the volume of sales of our HIV products. A significant percentage of our product sales continue to be denominated in foreign currencies. We use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. This reduces, but does not eliminate, fluctuations in sales due to changes in foreign currency exchange rates.

HIV Products

Viread, Truvada and Emtriva were approved for sale in the United States in October 2001, August 2004 and July 2003, respectively. Viread, Truvada and Emtriva were approved for sale in the European Union in February 2002, February 2005 and October 2003, respectively. Sales of Truvada commenced in the United States in the third quarter of 2004 and country-specific launches in Europe began in 2005.

HIV product volume increased by 37% in 2005 compared to 2004 and by 55% in 2004 compared to 2003. HIV product volume growth in the United States were 18% and 44% in 2005 and 2004, respectively, whereas volume increases outside the United States were 71% and 77% in 2005 and 2004, respectively.

•	Viread

Sales of Viread in 2005 remained relatively consistent with sales levels in 2004, resulting from the continued strong performance of Viread offset by the impact of patients switching from a Viread-containing regimen to one containing Truvada in countries where Truvada is available. Sales of Viread in 2004 increased by 38% compared to 2003, primarily driven by volume increases in the United States and across most European countries.

•	Truvada

Sales of Truvada increased in the United States in 2005, the first full year of Truvada sales. Truvada patients come primarily from patients new to therapy, and secondarily, from patients switching from other regimens, including those containing Viread or Emtriva.

•	Emtriva

Sales of Emtriva in 2005 decreased by 18% compared to 2004, primarily driven by the impact of patients switching from an Emtriva-containing regimen to one containing Truvada in countries where Truvada is available.

In 2006, we expect sales from our HIV products to be in the range of $1.675 billion to $1.750 billion. This does not include future product sales, if any, that may result should the triple product be approved for commercial sale in the United States, as we cannot predict whether the triple product will be approved by the U.S. Food and Drug Administration (FDA).

AmBisome

AmBisome product sales increased by 4% in 2005 compared to 2004, primarily driven by an increase in overall sales volume of 15%, partially offset by lower pricing in most regions outside of the United States. Product sales increased by 7% in 2004 over the prior year due primarily to higher sales volume outside of the United States and a stronger European currency, partially offset by lower pricing in many regions outside of the United States. Our discussion of U.S. AmBisome product sales relates solely to our sales of AmBisome to Astellas Pharma Inc. (Astellas), as successor to Fujisawa USA, Inc., which are recorded at our manufacturing cost. In 2004, due to greater manufacturing efficiencies, our per unit manufacturing cost for AmBisome decreased, thereby decreasing revenues reported for our sales to Astellas. Royalties that we earn on sales of AmBisome by Astellas are discussed under “Royalty Revenue” below. As a result of pricing pressures in Europe and increased competition, we expect AmBisome product sales for 2006 to be in the range of $205.0 million to $215.0 million.

Hepsera

Sales of Hepsera increased by 66% in 2005 compared to 2004 and by 123% in 2004 compared to 2003, primarily driven by sales volume growth in both Europe and the United States. Volume also increased with respect to our sales of Hepsera to GlaxoSmithKline (GSK). We sell Hepsera to GSK at our manufacturing cost in connection with GSK’s distribution activities in Asia. Royalties we earn on sales of Hepsera by GSK are recorded as royalty revenue. We expect Hepsera sales for 2006 to be in the range of $200.0 million to $210.0 million, which takes into account the impact of existing and potential competitor products in the United States and Europe.

Royalty Revenue

We recorded royalty revenues of $196.9 million in 2005, compared with $63.4 million in 2004 and $25.2 million in 2003. During this three-year period, our most significant sources of royalty revenues were from sales of Tamiflu by Roche and sales of AmBisome in the United States by Astellas.

In November 2005, Gilead resolved its dispute with Roche relating to our 1996 development and license agreement and agreed to terminate the related arbitration pending between Gilead and Roche. As part of the terms of the dispute resolution, Gilead and Roche have established joint committees to oversee manufacturing, commercial and pandemic planning for the product and we have the option to co-promote Tamiflu in specialized areas in the United States. Related to the dispute resolution, Roche also paid us $80.7 million that we recognized as royalty revenue in 2005, which consisted of $18.2 million relating to disputed royalties from 2001 to 2003, $11.8 million relating to the reimbursement of the 2004 contractual cost of goods adjustment that had previously reduced our earned royalties, and $50.7 million relating to the updating of royalties payable to Gilead for the first nine months of 2005 based on current year royalty rates instead of the prior year’s effective royalty rate. Excluding the amounts received in connection with the dispute resolution, the significant year over year increase for Tamiflu royalties in 2005 was primarily due to higher royalties received from Roche for higher Tamiflu sales caused by the significant 2004/2005 flu season, particularly in Japan, and the fulfillment of orders for pandemic readiness supplies in certain countries in 2005. Royalty revenues earned from Roche, including the amounts recognized from the dispute resolution in 2005, were $161.6 million, $44.6 million and $12.0 million for 2005, 2004 and 2003, respectively.

Comparing 2004 to 2003, royalty revenues earned from sales of Tamiflu by Roche also increased substantially due to a severe influenza epidemic in the United States from late 2003 through early 2004. Increased awareness and discussion about the supply of influenza treatments in 2003/2004 also increased Roche’s sales of Tamiflu and consequently, our royalties in 2004. As it is difficult to estimate third party product sales, similar to our other out-licensing arrangements other than our arrangement with Astellas, under which royalties are recorded one month in arrears, we record royalty revenue from Roche one quarter in arrears.

Royalty revenue earned on sales of AmBisome by Astellas have remained consistent at $13.0 million for both 2005 and 2004, a slight increase from $12.5 million in 2003.

Contract Revenue

Total contract revenues were $22.2 million in 2005, compared with $19.0 million in 2004 and $6.3 million in 2003. In 2005, contract revenues consisted primarily of a $7.0 million milestone payment earned from OSI Pharmaceuticals, Inc. (OSI), as successor to Eyetech Pharmaceuticals, Inc., upon its first commercial sale of Macugen in the United States in 2005 as well as revenue earned from various contract manufacturing projects. In 2004, contract revenues consisted primarily of $10.0 million in research and milestone revenue earned from OSI, which included $7.6 million recognized upon the filing of new drug applications by OSI in Europe and the United States for Macugen.

Cost of Goods Sold and Product Gross Margin

The following table indicates total product sales and cost of goods sold (in thousands) and product gross margin:

	2005	Change	2004	Change	2003
Total product sales	$1,809,299	46%	$1,242,224	49%	$836,341
Cost of goods sold	$260,326	56%	$166,587	48%	$112,691
Product gross margin	86%		87%		87%

Our product gross margin for 2005 was slightly lower than that for 2004 due to product mix changes as patients continue to switch from Viread, a higher margin product, to Truvada. Our product gross margin was relatively consistent from 2003 to 2004 as the positive impact of improvements in certain manufacturing processes and a favorable foreign currency environment in 2004 was offset by changes in product sales mix.

As a result of Royalty Pharma and our purchase of the royalty interest owned by Emory in emtricitabine in July 2005, we capitalized $341.3 million in prepaid royalties, representing our 65% share of the $525.0 million purchase price. In the third quarter of 2005, we have begun to amortize this prepaid royalty to cost of goods sold over the remaining life of the underlying patent based on an effective royalty rate derived from our forecasted sales. We recorded royalties to Royalty Pharma based on actual emtricitabine net sales relative to Royalty Pharma’s 35% ownership interest in the underlying Emory royalty interest. Although we expect this transaction to have a favorable impact on our emtricitabine product gross margin in the long-term, the impact to our overall product gross margin in 2005 was not significant.

We expect our product gross margin in 2006 to be generally consistent with that of 2005. This excludes the impact of the potential launch of the triple product as we cannot predict whether or when the triple product will be approved by the FDA. Although we expect the launch of the triple product will decrease our product gross margin percentage, there will be no impact to our net profit. This is due to the fact that as the majority owner of our joint venture with BMS, we will consolidate 100% of the triple product revenue. However, we will earn the full product margin of the Truvada portion of the triple product but earn zero product margin on the Sustiva portion of the triple product.

Research and Development Expenses

The following table summarizes our R&D expenses into these major components (in thousands):

	2005	Change	2004	Change	2003
Research	$55,918	27%	$43,872	17%	$37,494
Clinical development	178,015	21%	146,983	37%	107,438
Pharmaceutical development	43,791	34%	32,697	(11)%	36,832

Total	$277,724	24%	$223,552	23%	$181,764

R&D expenses consist primarily of personnel costs, including salaries and benefits, clinical studies performed by CROs, materials and supplies, licenses and fees and overhead allocations consisting of various support and facilities related costs. Our R&D activities are separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1, 2, 3 and 4 clinical trials. Pharmaceutical development costs consist of product formulation and chemical analysis costs.

The $54.2 million increase in R&D expenses in 2005 compared to 2004 was primarily attributable to a $15.0 million payment made to Emory in connection with the amendment of our existing license agreement with Emory related to our obligation to develop emtricitabine for the hepatitis B indication, a $15.0 million payment made to Japan Tobacco related to the execution of our HIV integrase license agreement for GS 9137, increased salaries from additional headcount of $8.9 million and increased clinical and product development activities associated with our HCV, HBV and HIV programs. The payments made to Emory and Japan Tobacco were expensed as the underlying technology was incomplete and had no alternative future use, and in the case of Emory, no significant R&D activities are expected in the next several years.

The $41.8 million increase in R&D expenses in 2004 as compared to 2003 was primarily attributable to increased salaries of $10.2 million due largely to higher headcount, $13.0 million in research and license fees paid in relation to the HCV collaboration agreements we entered into with Achillion Pharmaceuticals (Achillion) and Genelabs Technologies (Genelabs) during 2004, as well as increased CRO costs of $9.7 million associated with increased clinical activities. The payments made to Achillion and Genelabs were expensed as the underlying technology had no alternative future use. The increase in 2004 R&D expenses compared to 2003 was partially offset by a decrease in spending due to the discontinuation of our two internal programs, GS 9005 and GS 7340, that focused on the development of certain HIV investigational products. Our 2003 R&D expenses included a reimbursement to Gilead of $13.2 million from the settlement of a contractual dispute with a vendor.

In 2006, we expect R&D expenses to increase over 2005 levels reflecting increased spending on our internal and collaborative R&D efforts relating to our expectation that pipeline products will progress into more advanced clinical trials, increased headcount as well as the impact of expensing share-based payments.

Selling, General and Administrative Expenses

The following table summarizes our SG&A expenses (in thousands):

	2005	Change	2004	Change	2003
Selling, general and administrative	$379,248	25%	$302,793	30%	$233,266

SG&A expenses for 2005 were $379.2 million, an increase of $76.5 million compared to 2004. The significant increase was primarily due to an increase in salaries of $12.8 million due largely to higher headcount, an increase in market research, speaker’s programs and symposia costs of $9.2 million, $8.4 million of severance and relocation expenses associated with the relocation of our European commercial, medical and administrative headquarters from France to the United Kingdom, an increase in medical education costs of $5.6 million, an increase in journal advertising costs of $4.6 million, as well as a general expansion of our sales and marketing activities worldwide. These increases were partially offset by a decrease in bad debt expense of $5.7 million as a result of higher collections in certain European countries.

SG&A expenses in 2004 were $302.8 million compared to $233.3 million for 2003, which includes the reclassification of Phase 4 clinical trial expenses to R&D as mentioned above. The significant increase in expenses in 2004 compared to 2003 is primarily related to an increase in salaries of $14.2 million due largely to higher headcount, an increase in consulting fees of $5.9 million related to Sarbanes-Oxley compliance and business strategy consulting, as well as an increase in costs of $12.6 million relating to speaker’s programs, grants and journal advertising. The remainder of the increase in SG&A expenses in 2004 as compared to 2003 was generally due to our increased global marketing efforts and expanded infrastructure required to support the growth of our business. During 2004, as part of our infrastructure investments, we implemented a reorganization of our sales and marketing functions into a newly created commercial division. In conjunction with this reorganization, we created and filled the new position of executive vice-president, commercial operations responsible for global commercial operations and strategy for our product portfolio.

In 2006, we expect SG&A expenses to increase primarily due to the anticipated costs associated with launching and supporting Truvada in various countries, costs related to our ongoing investment in our global commercial organization through hiring and promotional programs as well as the impact of expensing share-based payments.

Purchased In-process Research and Development

In connection with the acquisition of the net assets of Triangle Pharmaceuticals, Inc. (Triangle) completed in January 2003, we recorded purchased in-process R&D expenses of $488.6 million in the first quarter of 2003. The charge was due to Triangle’s incomplete R&D programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

The value of the purchased in-process R&D was determined by estimating the related future net cash flows between 2003 and 2020 using a present value risk adjusted discount rate of 15.75%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

A summary of these programs at the acquisition date follows, updated for subsequent changes in status of development:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Emtricitabine for HIV	A nucleoside analogue that has been shown to be an inhibitor of HIV replication in patients.	Four Phase 3 studies were completed prior to the acquisition date. U.S. marketing approval received from the FDA in July 2003 for Emtriva and European Union approval received from the European Commission in October 2003.	$178.8
Emtricitabine/Tenofovir DF Fixed Dose Combination for HIV Therapy	A fixed-dose co-formulation of tenofovir and emtricitabine.	As of the acquisition date, work had not commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing. In March 2004, applications for marketing approval were submitted in the United States and European Union and in August 2004 marketing approval in the United States was received from the FDA for Truvada, the fixed-dose co-formulation of tenofovir and emtricitabine. Marketing approval in the European Union was received in February 2005 and sales commenced later during the first quarter.	$106.4
Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in patients with HIV infection.	This program was in Phase 2 trials at acquisition date. In 2004, we terminated the licensing agreement with Emory University and the University of Georgia Research Foundation, Inc. and development was discontinued.	$114.8
Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in patients chronically infected with HBV.	This program was in Phase 1/2 trials at acquisition date. In August 2003, the licensing agreement with Bukwang Pharm. Ind. Co., Ltd was terminated and development was discontinued.	$58.8
Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	This program was in Phase 3 trials at acquisition date but was completed as of December 31, 2004. We continue to evaluate our strategy for the development of emtricitabine for the hepatitis B indication. We currently do not expect to undertake any significant R&D activities in the next several years.	$29.8

Asset Impairment

During 2003, we recorded an asset impairment charge of $10.2 million on certain of our long-lived assets, primarily leasehold improvements, manufacturing and laboratory equipment. This non-cash charge was driven by the decision in December 2003 to terminate our liposomal R&D activities in San Dimas and discontinue the DaunoXome product line. The impairment was based on our analysis of the undiscounted cash flows to be generated from the affected assets as compared to their carrying value. As the carrying value exceeded the related estimated undiscounted cash flows, we wrote the carrying value of the long-lived assets down to their estimated fair value.

In 2004, subsequent to our decision to discontinue the DaunoXome product line, we received unanticipated requests in Europe asking Gilead to reconsider selling DaunoXome. As a result of these requests, management decided to continue selling this product in certain countries although we are evaluating our supply and sales strategy with respect to DaunoXome. In accordance with U.S. generally accepted accounting principles, the new cost basis for the impaired assets was not adjusted for these new facts and circumstances.

Gain on Warrant

Pursuant to our agreement with Eyetech Pharmaceuticals, Inc. (Eyetech), as predecessor to OSI, that we entered into in March 2000, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share. In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the fair value of the warrant resulting in a gain of $20.6 million. At that time, the fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%. At the end of the first quarter of 2004, we exercised the warrant on a net basis using shares of Eyetech common stock as consideration for the exercise price and subsequently held 646,841 shares of Eyetech common stock. In the second quarter of 2004, we sold all of the Eyetech shares we owned and realized a gain of approximately $2.3 million, which is included in interest and other income, net, in 2004.

Make-Whole Payment on Convertible Debt Redemption

In October 2004, we called for the redemption of all our outstanding 2% convertible senior notes due December 15, 2007 on November 20, 2004. The convertible senior notes were called under a provisional redemption based upon the market price of Gilead common stock exceeding certain thresholds. The aggregate principal amount outstanding of the notes was $345.0 million. The convertible senior notes were redeemable at a redemption price equal to 100% of the principal amount of the notes, plus a cash payment equal to accrued and unpaid interest to the redemption date and a cash make-whole payment equal to $60 per $1,000 principal value of the notes less interest actually paid or accrued and unpaid from the date of issuance of the notes to the redemption date. Interest on the convertible senior notes ceased to accrue on the redemption date, and the only remaining right of the holders thereafter was to receive the redemption payment, including accrued and unpaid interest to the redemption date and the make-whole payment. Alternatively, note holders could elect to convert their notes into shares of Gilead common stock at a price of $23.50 per share, or 42.55 shares of Gilead common stock per $1,000 principal amount of the notes. Holders of substantially all of the outstanding notes converted their notes into shares of Gilead common stock prior to the November 20, 2004 redemption date. As a result of these conversions, 14,676,952 shares of common stock were issued to these note holders. In connection with the redemption, we made aggregate make-whole payments of $7.4 million to note holders.

Interest and Other Income, net

We recorded interest and other income, net of $47.1 million in 2005, $18.9 million in 2004 and $13.0 million in 2003. The increases in 2005 and 2004 are primarily attributable to the higher cash balances over the previous year. Interest income in 2006 will depend principally upon prevailing interest rates and the level of our cash, cash equivalent and marketable securities balances.

Interest Expense

We incurred interest expense of $0.4 million in 2005, compared with $7.3 million in 2004 and $21.9 million in 2003. The decrease in 2005 over 2004 is primarily attributable to the conversion of our $345.0 million 2% convertible senior notes into shares of our common stock in November 2004. The decrease in 2004 over 2003 is primarily due to the conversion of our $250.0 million 5% convertible subordinated notes into shares of our common stock in December 2003. We expect interest expense in 2006 to increase as a result of the interest we will be paying under the $300.0 million five-year term loan that we entered into in December 2005.

Minority Interest in Joint Venture

The minority interest reflects BMS’s interest in the operating results of our joint venture with BMS in the United States. The operations of the joint venture commenced in 2005 with activities primarily focusing on the the triple product and achieving bioequivalence with the various co-formulations. With the achievement of a successful formulation in the fourth quarter of 2005, we expect a significant increase in activities during 2006, especially if FDA and commercial approval is obtained.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes was $347.9 million, $207.1 million and ($95.5) million in 2005, 2004 and 2003, respectively. The 2005 effective income tax rate of 29.9% differs from the U.S. federal statutory rate of 35% due generally to the recognition of previously unbenefitted net operating losses and tax credit carryforwards, certain earnings from operations in jurisdictions with lower tax rates than the United States and in jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States and the benefit derived from the qualifying dividend made under the American Jobs Creation Act (AJCA), partially offset by state taxes.

On October 22, 2004, the AJCA was signed into law. The AJCA allows for a deduction of 85% of certain qualified foreign earnings that are repatriated, as defined in the AJCA. We elected to apply this provision to qualifying earnings that were repatriated in 2005. The earnings repatriation resulted in a one-time tax provision benefit of approximately $25.1 million, which includes the reversal of the deferred tax liability previously accrued on unremitted foreign earnings of $13.1 million at December 31, 2004.

The 2004 effective income tax rate of 31.5% differs from the U.S. federal statutory rate of 35% due generally to the recognition of previously unbenefitted net operating losses and tax credit carryforwards and certain earnings from operations in jurisdictions with lower tax rates than the United States and in jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, partially offset by state taxes.

The tax benefit in 2003 includes the reversal of our valuation allowance against certain of our deferred tax assets. In December 2003, we concluded that it was more likely than not that we would realize a portion of the benefit related to our deferred tax assets. Accordingly, we reduced the valuation allowance against the assets and recorded a tax benefit of $111.6 million. The recognition of these deferred tax assets had no impact on our cash flows. Partially offsetting our recorded tax benefit was income tax expense associated with income earned by our foreign subsidiaries, foreign losses at lower tax rates and the non-tax deductibility of purchased in-process R&D. We had significant net operating loss carryforwards that were used to reduce our U.S. tax liability. Excluding the benefit relating to the reversal of our valuation allowance and the write off of purchased in-process R&D, our effective tax rate for 2003 was 5%.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital, and our statements of cash flows (in thousands):

	2005	2004	2003
As of December 31:
Cash, cash equivalents and marketable securities	$2,323,885	$1,254,038	$707,000
Working capital	2,636,870	1,596,241	1,080,003

Year Ended December 31:
Cash provided by (used in):
Operating activities	715,080	511,378	234,607
Investing activities	(691,916)	(490,828)	(727,345)
Financing activities	441,896	78,659	82,091

Cash, Cash Equivalents and Marketable securities

Cash, cash equivalents and marketable securities totaled $2.32 billion at December 31, 2005, an increase of 85% from December 31, 2004. Cash, cash equivalents and marketable securities totaled $1.25 billion at December 31, 2004, an increase of 77% from December 31, 2003. The increase of $1.07 billion in 2005 and $547.0 million in 2004 was primarily due to:

•	net cash provided by operations of $715.1 million in 2005 and $511.4 million in 2004;

•	proceeds from the issuance of stock under employee stock plans of $143.3 million in 2005 and $78.8 million in 2004; and

•	proceeds from issuance of long-term debt of $300.0 million in 2005.

These increases were partially offset by capital expenditures of $46.9 million in 2005 and $51.4 million in 2004.

Working Capital

Working capital at December 31, 2005 was $2.64 billion compared to $1.60 billion at December 31, 2004. Significant factors that resulted in an increase in 2005 working capital were:

•	$1.07 billion increase in cash, cash equivalents and marketable securities;

•	$24.9 million increase in accounts receivable primarily due to increased sales in 2005 partially offset by improved collection activity especially in certain European countries where collections have traditionally been slower;

•	$80.9 million increase in inventories to meet growing demand in our HIV products and in Hepsera as well as to meet Gilead Access Program requirements;

•	$31.8 million increase in deferred tax assets; and

•	$35.1 million increase in prepaids and other current assets primarily related to the current portion of our prepaid royalties to Emory for emtricitabine.

These increases were partially offset by:

•	$87.0 million increase in income taxes payable primarily due to higher profitability partially offset by tax benefits from employee stock plans;

•	$60.0 million increase reflecting the current portion of the $300.0 million term loan that we entered into in December 2005; and

•	$25.4 million increase in other accrued liabilities including increases in accruals related to Medicaid rebates, royalty expenses, sales and marketing expenses and rent expenses, partially offset by the decrease in the liability associated with the fair value of our forward currency contracts as the U.S. dollar strengthened against the Euro.

Working capital at December 31, 2004 was $1.60 billion compared to $1.08 billion at December 31, 2003. Significant factors that resulted in an increase in 2004 working capital were:

•	$547.0 million increase in cash, cash equivalents and marketable securities;

•	$118.8 million increase in accounts receivable primarily due to increased sales of Viread in the United States and Europe and sales from our new product, Truvada, launched in the United States in the latter half of 2004; and

•	$37.9 million increase in inventories primarily due to an increase in the purchase of raw materials and the production of Viread and Truvada inventory to meet increasing sales demand.

The increases in the 2004 working capital were partially offset by:

•	$144.5 million decrease in current deferred tax assets that was primarily due to the utilization of net operating losses and tax credit carryforwards to offset taxable income; and

•	$67.6 million increase in current liabilities including:

•	$15.0 million increase in Medicaid rebate obligations;

•	$14.4 million increase in deferred revenue primarily due to royalties received from Roche;

•	$12.9 million increase in the liability associated with the fair value of our forward currency contracts as the U.S. dollar continued to weaken against the Euro; and

•	$11.9 million increase in accounts payable primarily due to increases in our raw material purchases in support of Viread and Truvada sales growth.

Cash Provided by Operating Activities

Cash provided by operating activities was primarily driven by increases in our net income, which has been and is expected to continue to be our primary recurring source of cash. The increase in cash provided by operating activities during the year ended December 31, 2005 of $715.1 million is primarily attributed to our product sales growth, increased cash collections from customers as well as payments received related to the resolution of our dispute with Roche, partially offset by the $341.3 million of prepaid royalties that we made to Emory.

Cash Used in Investing Activities

Cash used in investing activities primarily related to purchases, sales and maturities of available-for-sale securities and capital expenditures. We used $691.9 million of cash for investing activities during 2005, compared to $490.8 million during 2004 and $727.3 million in 2003. Increases in cash used in investing activities were primarily due to increases in cash and cash equivalents balances year over year. Net cash used in investing activities for purchases of available-for-sale securities increased in 2005 to $644.0 million, compared to $439.5 million in 2004 and $190.2 million in 2003. Cash used in investing activities was higher in 2003 compared to 2004, due to the $375.5 million we paid for the acquisition of Triangle’s net assets and the $123.0 million paid for the purchase of our Foster City facilities.

Capital expenditures made in 2005 related primarily to expanding certain aspects of our manufacturing capabilities as well as upgrading our facilities. Our capital expenditures in 2004 were primarily for facilities improvements, including approximately $26.0 million associated with the completion of our pilot plant in Foster City to be used to develop our drug processes and prepare materials to supply clinical trials, as well as additional spending for laboratory and manufacturing equipment to accommodate our growth.

Cash Provided by Financing Activities

Cash provided by financing activities in 2005 primarily related to proceeds from our $300.0 million term loan as well as stock option exercises and stock purchases made under our employee stock plans. We also received $143.3 million, $78.8 million and $83.8 million in 2005, 2004 and 2003, respectively, relating to stock option exercises and stock purchases under our employee stock purchase plan.

We believe that our existing capital resources, supplemented by cash generated from our operations, will be adequate to satisfy our capital needs for the foreseeable future. Our future capital requirements will depend on many factors, including:

•	the commercial performance of our current and future products;

•	the progress and scope of our R&D efforts, including preclinical studies and clinical trials;

•	the cost, timing and outcome of regulatory reviews;

•	the expansion of our sales and marketing capabilities;

•	administrative expenses;

•	the possibility of acquiring manufacturing capabilities or additional office facilities;

•	the possibility of acquiring other companies or new products;

•	the establishment of additional collaborative relationships with other companies; and

•	defense costs associated with, settlements of and adverse results of litigation.

We may in the future require additional funding, which could be in the form of proceeds from equity or debt financings, such as from our universal shelf registration statement filed in December 2004 for the potential issuance of up to $500.0 million of our securities. If such funding is required, we cannot assure that it will be available on favorable terms, if at all.

In December 2005, we entered into an agreement with a syndicate of banks, to provide for a five-year $500.0 million senior credit facility. The $500.0 million facility comprised an uncollateralized $300.0 million term loan and an uncollateralized $200.0 million revolving credit facility. The proceeds from the term loan were used in December 2005 to facilitate a qualified intercompany cash dividend distribution of $280.0 million from Gilead Biopharmaceutics Ireland Corporation (GBIC), a wholly-owned Irish subsidiary of Gilead, to the U.S. parent company, Gilead Sciences, Inc., as part of the repatriation of our qualified foreign earnings under the provisions of the AJCA. Under the terms of the $300.0 million term loan, the minimum principal payments to be repaid at the end of each calendar quarter, beginning March 31, 2006, are $15.0 million. As of December 31, 2005, there were no amounts outstanding under the $200.0 million revolving credit facility. The capacity of the revolving credit facility will increase to a maximum of $500.0 million as the $300.0 million term loan is repaid. We have the ability to irrevocably cancel any unutilized portion of the revolving credit facility, in whole or in part.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

Our contractual obligations consist of capital and operating leases, as well as purchase obligations primarily in the form of capital commitments, purchase obligations for active pharmaceutical ingredients and inventory-related items and clinical trials contracts. The following table summarizes our enforceable and legally binding obligations, future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2005. The following table summarizes these contractual obligations at December 31, 2005 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Term loan(1)	$300,000	$60,000	$120,000	$120,000	$—
Capital lease obligations	898	276	622	—	—
Operating lease obligations	99,113	17,318	31,081	19,923	30,791
Capital commitments(2)	4,596	4,596	—	—	—
Purchase obligations(3)	367,082	126,569	240,513	—	—
Clinical trials(4)	90,878	45,294	41,697	3,887	—

Total	$862,567	$254,053	$433,913	$143,810	$30,791

(1)	At December 31, 2005, we had long-term debt which consists of the $300 million, 5-year term loan that we entered into in the fourth quarter of 2005.
(2)	At December 31, 2005, we had firm capital project commitments of approximately $4.6 million relating to facilities improvement. In addition, we have budgeted significant capital expenditures for 2006, mainly due to anticipated increased infrastructure needs and higher R&D spending. We may have more capital spending in future years.
(3)	At December 31, 2005, we had firm commitments to purchase active pharmaceutical ingredients and inventory-related items. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to significantly exceed these amounts.
(4)	At December 31, 2005, we had several clinical studies in various clinical trial phases. Our most significant clinical trial expenditures are to CROs. Although most of our contracts with CROs are cancelable, we generally have not cancelled such contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to existing contracts and anticipated or potential new contracts.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board Opinion (APB) 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the income statement based on their fair values, beginning with the first quarterly period after June 15, 2005, with early adoption permitted. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date for SFAS 123R such that we are allowed to adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition under SFAS 123R. We adopted SFAS 123R on January 1, 2006.

Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have determined that we will adopt the modified prospective method and continue to use the Black-Scholes option valuation model. Based on our preliminary analysis, we expect that the adoption of SFAS 123R will have a material impact on our income statement and earnings per share. We currently estimate the impact to be approximately $0.15 to $0.17 per diluted share for 2006. SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported in the statement of cash flows as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our operations include manufacturing and sales activities in the United States as well as sales activities in countries outside the United States, including Europe and Australia. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Euro, the British pound and the Australian dollar. When the U.S. dollar strengthens against these currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens, the relative amounts of such sales increase. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business.

We enter into foreign exchange forward contracts to mitigate the impact of changes in currency exchange rates on cash flows from our sales denominated in foreign currency, as well as foreign currency-denominated net monetary assets and liabilities.

A significant percentage of our product sales are denominated in foreign currencies. Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar return on these sales and negatively impact our financial condition. We use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency. In recent years, foreign currency exchange fluctuations have both positively and negatively impacted product sales and gross margin; however, the full impact of the foreign currency fluctuations have been moderated by our hedge program.

The following table summarizes the notional amounts, average currency exchange rates and fair values of our open foreign exchange forward contracts at December 31, 2005. All contracts have maturities of one year or less. Average rates are stated in terms of the amount of foreign currency per U.S. dollar. Fair values represent estimated settlement amounts at December 31, 2005 (notional amounts and fair values in U.S. dollars in thousands):

Currency	Notional Amount	Average Rate	Fair Value
British Pound	$65,028	0.5652	$1,366
Euro	656,841	0.8251	9,969
Australian Dollar	10,158	1.3791	(2)

Total	$732,027		$11,333

The total notional amount of $732.0 million and fair value of $11.3 million on our open foreign exchange forward contracts at December 31, 2005 compares with a total notional amount of $580.7 million and fair value of ($28.0) million on our open foreign exchange forward contracts at December 31, 2004. The significant increase in the notional amount of outstanding contracts from 2004 to 2005 is primarily attributed to the projected increase in product sales over the forecasted periods.

Interest Rate Risk

Our portfolio of available-for-sale investment securities and our variable-rate liabilities create an exposure to interest rate risk. With respect to the investment portfolio, we adhere to an investment policy that requires us to limit amounts invested in securities based on duration, industry group and investment type and issuer, except for securities issued by the U.S. government. The goals of our investment policy, in order of priority, are as follows:

•	Safety and preservation of principal and diversification of risk;

•	Liquidity of investments sufficient to meet cash flow requirements; and

•	Competitive after-tax rate of return.

The following table summarizes the expected maturities and average interest rates of our interest-generating assets and interest-bearing liabilities at December 31, 2005 (dollars in thousands):

	Years ending December 31,						Total Fair Value at December 31, 2005
	2006	2007	2008	2009	2010	Thereafter
Assets
Available-for-sale securities	$1,179,925	$377,123	$259,111	$90,838	$235,903	—	$2,142,900
Average interest rate	3.8%	3.9%	4.0%	3.9%	4.3%	—
Liabilities
Long-term debt, including current portion(1)	$60,000	$60,000	$60,000	$60,000	$60,000	—	$300,000
Average interest rate	5.1%	5.0%	5.0%	5.1%	5.2%	—
Other long-term obligations, including current portion(2)	$17,594	$16,813	$14,890	$11,348	$8,575	$30,791	$100,011
Average interest rate	12.5%	9.5%	8.0%	—	—	—

(1)	Long-term debt consists of the $300.0 million, 5-year term loan that we entered into in the fourth quarter of 2005. The average interest rates are based on implied forward rates in the yield curve at the reporting date. Under the terms of the loan, the minimum principal amount to be repaid at the end of each calendar quarter, beginning March 31, 2006, is $15.0 million. Interest is accrued at a rate of LIBOR plus a tiered contractual rate of up to 62.5 basis points. We can prepay the term loan at any time in whole or in part, together with accrued interest on the prepaid principal, without penalty or premium. Any outstanding interest or principal at December 2010 is payable on demand.
(2)	Other long-term obligations consist of capital leases and operating leases (net of noncancelable subleases). The interest portion of payments due is included.

International Credit Risk

Our accounts receivable balance at December 31, 2005 was $396.1 million compared to $371.2 million at December 31, 2004. The growth in our accounts receivable balances was primarily due to higher product sales for Viread and Truvada in the United States and Europe. In certain countries where payments are typically slow, primarily Greece, Italy, Portugal and Spain, our accounts receivable balances are significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the credit risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2005, our past due accounts receivable for Greece, Italy, Portugal and Spain totaled $156.9 million, of which $81.0 million was more than 120 days past due based on contractual terms of the receivables. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and we believe that substantially all of our accounts receivable balances are collectible. We perform credit evaluations of our customers’ financial condition and generally have not required collateral.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page 58 of this report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2005 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued a report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting as of December 31, 2005. The report on the audit of internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Gilead Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gilead Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Gilead Sciences, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gilead Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gilead Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and the related financial statement schedule and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 17, 2006

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement filed with the SEC pursuant to Regulation 14A in connection with our 2006 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Nominees,” “Executive Officers, “ and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”.

Gilead’s written Code of Ethics applies to all of its directors and employees, including its executive officers. The Code of Ethics is available on Gilead’s website at http://www.investors.gilead.com (under “Corporate Governance”). Changes to or waivers of the Code of Ethics will be disclosed on the same website.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Performance Measurement Comparison.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the section of our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Compensation of Executive Officers.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section of our Proxy Statement under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Index list to Financial Statements:

(2) Schedule II is included on page 98 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits

The following exhibits are filed herewith or incorporated by reference:

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Asset Purchase Agreement between Registrant and OSI Pharmaceuticals, Inc. dated as of November 26, 2001

(2)	2.2	Agreement and Plan of Merger, among Registrant, Simbolo Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Triangle Pharmaceuticals, Inc., dated as of December 3, 2002

(3)	3.1	Restated Certificate of Incorporation of the Registrant, as amended

(4)	3.2	Bylaws of the Registrant, as amended and restated March 30, 1999

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(5)	4.2	Amended and Restated Rights Agreement dated as of October 21, 1999 between the Registrant and ChaseMellon Shareholder Services, LLC

(6)	4.3	First Amendment to Amended and Restated Rights Agreement dated as of October 29, 2003 between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC)

*(7)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(7)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(7)	10.3	Form of option agreements used under the 1991 Stock Option Plan

+(7)	10.4	Letter Agreement, dated as of September 23, 1991 between Registrant and IOCB/REGA

	10.5	Registrant’s Employee Stock Purchase Plan, as amended through July 27, 2005

*(8)	10.6	Registrant’s 1991 Stock Option Plan, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002, and related agreements

*(4),(8)	10.7	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, as amended January 26, 1999, and as amended January 30, 2002, including the form of option agreement thereunder

+(9)	10.8	Amendment Agreement, dated October 25, 1993 between Registrant and IOCB/REGA

Exhibit Footnote	Exhibit Number	Description of Document
(10)	10.9	Amendment Agreement, dated December 27, 2000 between Registrant and IOCB/REGA

+(11)	10.10	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. dated September 27, 1996

(12)	10.11	NeXstar Pharmaceuticals, Inc.’s 1993 Incentive Stock Plan, adopted February 8, 1993, as amended

(13)	10.12	NeXstar Pharmaceuticals, Inc.’s 1995 Director Option Plan, adopted July 25, 1995

(14)	10.13	Lease, dated February 24, 2003, between Registrant and Majestic MAPA Properties, LLC

(14)	10.14	Lease, dated February 24, 2003, between Registrant and Majestic MAPA Properties, LLC

(14)	10.15	Lease, dated July 20, 2000, among Registrant, Majestic Realty Co. and Majestic-MAPA Properties, LLC and the First Amendment thereto dated March 3, 2003

(15)	10.16	Agreement by and between Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.) and Registrant (as successor to Vestar, Inc.), dated August 9, 1991, and Amendment No. 1 thereto, dated as of May 17, 1994

(16)	10.17	Amendment No. 2 to agreement between Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.) and Registrant (as successor to Vestar, Inc.) as of April 3, 1995

(17)	10.18	Amendment No. 3 to Agreement between Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.) and Registrant, dated March 4, 1996

+(18)	10.19	License and Distribution Agreement, dated September 26, 1996, by and between Dainippon Sumitomo Pharma Co., Ltd. (as successor to Sumitomo Pharmaceuticals Co., Ltd.) and Registrant (as successor to NeXstar Pharmaceuticals, Inc.)

+(19)	10.20	Settlement Agreement, dated August 11, 1997, by and among Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc.

(20)	10.21	Amendment, dated April 30, 1998, between Sumitomo Pharmaceuticals Co., Ltd. and Registrant (as successor to NeXstar Pharmaceuticals, Inc.) to the License and Distribution Agreement, dated September 26, 1996, between Sumitomo and Registrant (as successor to NeXstar Pharmaceuticals, Inc.)

*(21)	10.22	The Corporate Plan for Retirement Select Plan—Basic Plan Document

*(21)	10.23	The Corporate Plan for Retirement Select Plan—Adoption Agreement

*(21)	10.24	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(22)	10.25	Licensing Agreement, dated April 26, 2002, by and between Gilead World Markets, Limited and Glaxo Group Limited

(23)	10.26	Triangle Pharmaceuticals, Inc. 1996 Stock Incentive Plan

+(24)	10.27	Exclusive License Agreement among Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(24)	10.28	Settlement Agreement among Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(25)	10.29	Settlement and Exclusive License Agreement among Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

*(35)	10.30	Gilead Sciences, Inc. Severance Plan, as amended through May 9, 2005

Exhibit Footnote	Exhibit Number	Description of Document
(26)	10.31	Lease Agreement, dated June 12th, 2003, between Registrant and GRA Associates Limited, L.L.C. for premises located at 4611 and 4615 University Drive, Durham, North Carolina

+(27)	10.32	Master Clinical and Commercial Supply Agreement dated January 1, 2003 among Gilead World Markets, Ltd., Registrant and Patheon Inc.

+(27)	10.33	Licensing Agreement, dated as of March 31, 2000 and amended on May 9, 2000, December 4, 2001 and April 12, 2002, by and between Registrant and OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.

(27)	10.34	Amendment No. 1 to Licensing Agreement, dated as of May 9, 2000 by and between Eyetech Pharmaceuticals, Inc. and Registrant

(27)	10.35	Amendment No. 2 to Licensing Agreement, dated as of December 4, 2001 by and between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant

+(27)	10.36	Amendment No. 3 to Licensing Agreement, dated as of August 30, 2002 by and between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant

+(27)	10.37	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated 26 April 2002 between Glaxo Group Limited and Gilead World Markets Limited

+(27)	10.38	Amendment No. 2 dated January 9, 2004 to Licensing Agreement dated 26 April 2002 between Glaxo Group Limited and Gilead World Markets Limited

*(28)	10.39	Employment Agreement, dated April 26, 2004, by and between Registrant and Mark L. Perry

*(29)	10.40	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended May 10, 2005

+(30)	10.41	Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated December 17, 2004

+(31)	10.42	License Agreement between Japan Tobacco Inc. and Registrant dated March 22, 2005

+(32)	10.43	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead World Markets, Ltd. and Pharmachem Technologies (Grand Bahama), Ltd. dated July 17, 2003

+(32)	10.44	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(32)	10.45	Amended and Restated License Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma dated July 21, 2005

(33)	10.46	Term Loan Agreement among Gilead Biopharmaceutics Ireland Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent dated December 21, 2005

(33)	10.47	Parent Guaranty Agreement by Registrant dated December 21, 2005

(33)	10.48	Subsidiary Guaranty Agreement, dated December 21, 2005, by Gilead Vintage Park, LLC

(33)	10.49	Credit Agreement among Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer dated as of December 21, 2005

(33)	10.50	Subsidiary Guaranty Agreement by Gilead Vintage Park, LLC dated December 21, 2005

*(34)	10.51	2006 Base Salaries for Named Executive Officers

*(35)	10.52	Form of employee stock option agreement used under 2004 Equity Incentive Plan

Exhibit Footnote	Exhibit Number	Description of Document
*(35)	10.53	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(35)	10.54	2006 Corporate Bonus Plan

*(35)	10.55	Code Section 162(m) Bonus Plan

+	10.56	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement by and among Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated as of September 27, 1996

+	10.57	Restated and Amended Toll Manufacturing Agreement by and among Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH dated November 7, 2005

	21.1	Subsidiaries of Gilead Sciences, Inc.

	23.1	Consent of Independent Registered Public Accounting Firm

	24.1	Power of Attorney. Reference is made to Signature Page

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32	Section 906 Certification

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 4, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 10, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-117480) filed on July 19, 2004, and incorporated herein by reference
(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.
(12)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
(13)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.
(15)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

(16)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
(17)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.
(18)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(19)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(20)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102911) filed on January 31, 2003, and incorporated herein by reference.
(24)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(25)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A in connection with the Registrant’s 2005 Annual Meeting of Stockholders, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 27, 2005, and incorporated herein by reference.
(34)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed on January 31, 2006, and incorporated herein by reference.
(35)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

GILEAD SCIENCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the management of Gilead Sciences, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 17, 2006

GILEAD SCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$707,913	$280,909
Marketable securities	1,615,972	973,129
Accounts receivable, net of allowances of $33,234 at December 31, 2005 and $27,491 at December 31, 2004	396,125	371,245
Inventories	216,903	135,991
Deferred tax assets	84,839	53,047
Prepaid expenses	48,383	21,681
Other current assets	22,073	13,692

Total current assets	3,092,208	1,849,694
Property, plant and equipment, net	242,568	223,106
Noncurrent portion of prepaid royalties	333,582	11,099
Noncurrent deferred tax assets	66,893	45,446
Other noncurrent assets	29,400	26,618

	$3,764,651	$2,155,963

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$61,083	$47,552
Accrued clinical and preclinical expenses	10,514	7,547
Accrued compensation and employee benefits	59,927	45,469
Income taxes payable	95,739	8,698
Other accrued liabilities	149,516	124,126
Deferred revenue	18,353	19,880
Current maturities of long-term debt	60,000	—
Other long-term obligations due within one year	206	181

Total current liabilities	455,338	253,453
Long-term deferred revenue	32,725	31,404
Long-term debt	240,000	—
Other long-term obligations due after one year	650	234
Minority interest in joint venture	8,160	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $.001 per share; 700,000 shares authorized; 459,726 and 448,822 shares issued and outstanding at December 31, 2005 and 2004, respectively	460	449
Additional paid-in capital	2,206,228	1,893,926
Accumulated other comprehensive income (loss)	11,578	(18,692)
Deferred stock compensation	(130)	(539)
Retained earnings (accumulated deficit)	809,642	(4,272)

Total stockholders’ equity	3,027,778	1,870,872

	$3,764,651	$2,155,963

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues:
Product sales	$1,809,299	$1,242,224	$836,341
Royalty revenue	196,873	63,444	25,219
Contract revenue	22,228	18,953	6,304

Total revenues	2,028,400	1,324,621	867,864
Costs and expenses:
Cost of goods sold	260,326	166,587	112,691
Research and development	277,724	223,552	181,764
Selling, general and administrative	379,248	302,793	233,266
Purchased in-process research and development	—	—	488,599
Asset impairment	—	—	10,219

Total costs and expenses	917,298	692,932	1,026,539

Income (loss) from operations	1,111,102	631,689	(158,675)
Gain on warrant	—	20,576	—
Make-whole payment on convertible debt redemption	—	(7,438)	—
Interest and other income, net	47,137	18,940	13,039
Interest expense	(442)	(7,345)	(21,897)
Minority interest in joint venture	3,995	—	—

Income (loss) before provision for (benefit from) income taxes	1,161,792	656,422	(167,533)
Provision for (benefit from) income taxes	347,878	207,051	(95,530)

Net income (loss)	$813,914	$449,371	$(72,003)

Net income (loss) per share—basic	$1.79	$1.04	$(0.18)

Shares used in per share calculation—basic	454,339	432,000	402,210

Net income (loss) per share—diluted	$1.72	$0.99	$(0.18)

Shares used in per share calculation—diluted	474,284	464,246	402,210

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	395,190	$396	$950,110	$2,475	$—	$(381,640)	$571,341
Net loss	—	—	—	—	—	(72,003)	(72,003)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(4,022)	—	—	(4,022)
Foreign currency translation adjustment	—	—	—	7,040	—	—	7,040
Unrealized loss on cash flow hedges, net of tax	—	—	—	(986)	—	—	(986)

Comprehensive loss							(69,971)
Conversion of convertible subordinated debt, net	20,356	20	245,372	—	—	—	245,392
Acquisition of Triangle Pharmaceuticals, Inc	—	—	41,339	—	(3,305)	—	38,034
Issuances under employee stock purchase plan	560	—	8,238	—	—	—	8,238
Stock option exercises, net	10,400	10	75,558	—	—	—	75,568
Tax benefits from employee stock plans	—	—	132,363	—	—	—	132,363
Amortization of deferred stock compensation	—	—	—	—	1,999	—	1,999
Compensatory stock transactions	—	—	10	—	—	—	10

Balance at December 31, 2003	426,506	426	1,452,990	4,507	(1,306)	(453,643)	1,002,974
Net income	—	—	—	—	—	449,371	449,371
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(1,580)	—	—	(1,580)
Foreign currency translation adjustment	—	—	—	4,165	—	—	4,165
Unrealized loss on cash flow hedges, net of tax	—	—	—	(25,784)	—	—	(25,784)

Comprehensive income							426,172
Conversion of convertible senior notes, net of debt issuance costs	14,677	15	339,829	—	—	—	339,844
Issuances under employee stock purchase plan	596	1	11,173	—	—	—	11,174
Stock option exercises, net	7,038	7	67,615	—	—	—	67,622
Tax benefits from employee stock plans	—	—	22,012	—	—	—	22,012
Amortization of deferred stock compensation	—	—	(5)	—	767	—	762
Compensatory stock transactions	5	—	312	—	—	—	312

Balance at December 31, 2004	448,822	449	1,893,926	(18,692)	(539)	(4,272)	1,870,872
Net income	—	—	—	—	—	813,914	813,914
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(889)	—	—	(889)
Foreign currency translation adjustment	—	—	—	(1,109)	—	—	(1,109)
Unrealized gain on cash flow hedges, net of tax	—	—	—	32,268	—	—	32,268

Comprehensive income							844,184
Issuances under employee stock purchase plan	472	1	13,502	—	—	—	13,503
Stock option exercises, net	10,426	10	129,770	—	—	—	129,780
Tax benefits from employee stock plans	—	—	168,470	—	—	—	168,470
Amortization of deferred stock compensation	—	—	(56)	—	409	—	353
Compensatory stock transactions	6	—	616	—	—	—	616

Balance at December 31, 2005	459,726	$460	$2,206,228	$11,578	$(130)	$809,642	$3,027,778

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$813,914	$449,371	$(72,003)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	25,285	20,265	16,533
Amortization	10,492	4,143	4,326
Purchased in-process research and development	—	—	488,599
Asset impairment	—	—	10,219
Loss on disposal of property, plant and equipment	2,105	6,195	568
Gain on warrant	—	(20,576)	—
Deferred tax assets	(53,239)	151,568	(250,061)
Tax benefits from employee stock plans	168,470	22,012	132,363
Minority interest in joint venture	8,160	—	—
Other non-cash transactions	714	1,290	1,276
Changes in operating assets and liabilities:
Accounts receivable, net	13,753	(118,843)	(92,207)
Inventories	(81,923)	(37,889)	(46,474)
Prepaid royalties	(341,250)	—	—
Prepaid expenses and other assets	(14,290)	(18,764)	(10,806)
Accounts payable	13,531	11,903	6,144
Income taxes payable	87,041	(4,607)	10,309
Accrued liabilities	62,523	20,030	34,186
Deferred revenue	(206)	25,280	1,635

Net cash provided by operating activities	715,080	511,378	234,607

Investing activities:
Purchases of marketable securities	(2,225,980)	(1,464,046)	(934,759)
Proceeds from sales of marketable securities	1,139,437	712,944	579,362
Proceeds from maturities of marketable securities	442,578	311,640	165,168
Acquisition of Triangle net assets, net of cash acquired	—	—	(375,507)
Acquisition of real estate	—	—	(123,000)
Capital expenditures and other	(47,951)	(51,366)	(38,609)

Net cash used in investing activities	(691,916)	(490,828)	(727,345)

Financing activities:
Proceeds from issuances of common stock	143,283	78,796	83,806
Proceeds from long-term debt	300,000	—	—
Debt issuance costs	(1,184)	—	—
Repayments of long-term debt	(203)	(137)	(1,715)

Net cash provided by financing activities	441,896	78,659	82,091

Effect of exchange rate changes on cash	(38,056)	(13,019)	(11,565)

Net increase (decrease) in cash and cash equivalents	427,004	86,190	(422,212)
Cash and cash equivalents at beginning of year	280,909	194,719	616,931

Cash and cash equivalents at end of year	$707,913	$280,909	$194,719

Supplemental disclosure of cash flow information:
Interest paid	$108	$13,959	$19,647
Income taxes paid	$151,364	$37,064	$8,779

Non-cash investing and financing activities
Common stock issued upon conversion of debt	$—	$344,910	$250,000
Reclassification of deferred debt issuance costs to additional paid-in capital upon conversion of debt	$—	$5,066	$4,608

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Gilead Sciences, Inc. (we or Gilead or the Company) was incorporated in Delaware on June 22, 1987. We are a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases. We are a multinational company, with revenues from nine approved products and marketing operations in twelve countries. We focus our research and clinical programs on anti-infectives. Currently, we market Viread (tenofovir disoproxil fumarate), Emtriva (emtricitabine) and Truvada (emtricitabine and tenofovir disoproxil fumarate) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera (adefovir dipivoxil) for the treatment of chronic hepatitis B infection; AmBisome (amphotericin B liposome for injection) for the treatment of fungal infection and Vistide (cidofovir injection) for the treatment of cytomegalovirus (CMV) infection. F. Hoffman-La Roche Ltd (Roche) markets Tamiflu (oseltamivir phosphate) for the treatment of influenza, under a royalty paying collaborative agreement with us. We manufacture Macugen (pegaptamib sodium for injection) under our manufacturing agreement with OSI Pharmaceuticals, Inc. (OSI), as successor to Eyetech Pharmaceuticals, Inc., who sells Macugen for the treatment of neovascular age-related macular degeneration, under a royalty paying collaborative agreement with us.

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its joint venture with Bristol-Myers Squibb Company (BMS), for which Gilead is the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). We record a minority interest in our consolidated financial statements to reflect BMS’s interest in the joint venture. Significant intercompany transactions have been eliminated.

Certain prior year amounts have been reclassified to be consistent with the current year presentation. Additionally, we reclassified $74.1 million in variable rate demand obligations from cash and cash equivalents to available-for-sale marketable securities as previously reported on our Consolidated Balance Sheet and Consolidated Statement of Cash Flows included in our Quarterly Report on Form 10-Q as of September 30, 2005. This reclassification was based on an interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards (SFAS) No. 95, Statement of Cash Flows (SFAS 95). This reclassification had the effect of increasing investing cash outflows from purchases of marketable securities by $76.8 million and increasing investing cash inflows from sales of marketable securities by $2.7 million for the three and nine months ended September 30, 2005.

Stock Splits

On September 3, 2004, Gilead completed a two-for-one stock split effected in the form of a stock dividend, to stockholders of record as of August 12, 2004. Accordingly, all share and per share amounts for all periods presented reflect this stock split.

Significant Accounting Policies, Estimates and Judgments

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, prepaid royalties, clinical trial accruals and our tax provision. We base our estimates on historical experience and on various other market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. We do not provide our customers with a general right of product return. However, we will accept returns of product in the United States that have expired for one year after their expiration, or product that is deemed to be damaged or defective when received by the customer. Upon recognition of revenue from product sales, provisions are made for estimated future returns of products that may expire, government reimbursements, certain distributor fees and customer incentives, such as cash discounts for prompt payment. Estimates for government reimbursements and cash discounts are based on contractual terms and expectations regarding the utilization rates for these programs. Estimates for distributor fees are based on contractual terms.

Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns, as well as third party data to assist us in monitoring channel inventory levels and subsequent prescriptions.

Contract revenue for research and development (R&D) is recorded as performance occurs and the earnings process is completed based on the performance requirements of the contract. Nonrefundable fees for which no further performance obligations exist, and where there is no continuing involvement by Gilead, are recognized on the earlier of when the payments are received or when collection is reasonably assured.

Revenue from non-refundable up-front license fees and milestone payments where we continue to have involvement such as through a development collaboration or an obligation to supply product is recognized as performance occurs and our obligations are completed. In accordance with the specific terms of Gilead’s obligations under these types of arrangements, revenue is recognized as the manufacturing obligation is fulfilled or ratably over the development or manufacturing period. Revenue associated with substantive at-risk milestones is recognized based upon the achievement of the milestones as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue.

Royalty revenue from sales of AmBisome is recognized in the month following that in which the corresponding sales occur. Royalty revenue from sales of our other products is recognized when received, which is in the quarter following the quarter in which the corresponding sales occur.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in “Cost of goods sold” in the Consolidated Statements of Operations.

Research and Development Expenses

Major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical studies performed by clinical research organizations (CROs), materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities related costs. Our R&D activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1, 2, 3 and 4 clinical trials. Pharmaceutical development costs consist of expenses incurred from product formulation and chemical analysis.

We charge R&D costs, including clinical study costs, to expense when incurred, consistent with SFAS No. 2, Accounting for Research and Development Costs. These costs are a significant component of R&D

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

expenses. Most of our clinical studies are performed by third party CROs. We accrue costs for clinical studies performed by CROs on a straight-line basis over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort and costs actually incurred by the CRO. We monitor levels of performance under each significant contract including the extent of patient enrollment and other activities through communications with our CROs, and we adjust our estimates, if required, on a quarterly basis so that our expenses reflect the actual effort expended by each CRO.

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

Advertising Expenses

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $50.5 million in 2005, $35.6 million in 2004 and $20.8 million in 2003.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated based on the weighted-average number of common shares and other dilutive securities outstanding. Dilutive potential common shares resulting from the assumed exercise of outstanding stock options and equivalents are determined based on the treasury stock method. Dilutive potential common shares resulting from the assumed conversion of convertible notes are determined based on the if-converted method. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share (in thousands):

	Year ended December 31,
	2005	2004	2003
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$813,914	$449,371	$(72,003)
Interest expense and make-whole payment on convertible notes redemption	—	9,160	—

Net income (loss) used in calculation of diluted earnings (loss) per share	$813,914	$458,531	$(72,003)

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	454,339	432,000	402,210
Effect of dilutive securities:
Stock options and equivalents	19,945	19,341	—
Convertible notes	—	12,905	—

Weighted-average common shares outstanding used in calculation of diluted earnings (loss) per share	474,284	464,246	402,210

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Options to purchase approximately 0.8 million and 1.8 million shares of common stock were also outstanding for the years ended December 31, 2005 and 2004, respectively. These options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Diluted net loss per share for 2003 excludes the pro-rated effect of the $250.0 million 5% convertible subordinated notes, which would convert to approximately 19.7 million shares, the effect of the $345.0 million 2% convertible senior notes, which would convert to approximately 14.7 million shares, and outstanding stock options and equivalents to purchase 19.8 million shares, as their effects were antidilutive.

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

The table below presents net income (loss) and basic and diluted net income (loss) per share as if compensation cost for the Gilead, NeXstar Pharmaceuticals, Inc. and Triangle Pharmaceuticals, Inc. (Triangle) stock option plans and the Gilead employee stock purchase plan (ESPP) had been determined based on the estimated fair value of awards under those plans on the grant or purchase date in accordance with SFAS 123 (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004	2003
Net income (loss)—as reported	$813,914	$449,371	$(72,003)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	215	465	1,219
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(77,292)	(80,843)	(61,429)

Net income (loss) used in calculation of basic-pro forma earnings (loss) per share	$736,837	$368,993	$(132,213)
Interest expense and make-whole payment on convertible debt redemption	—	9,160	—

Net income (loss) used in calculation of diluted-pro forma earnings (loss) per share	$736,837	$378,153	$(132,213)

Net income (loss) per share:
Basic—as reported	$1.79	$1.04	$(0.18)

Basic—pro forma	$1.62	$0.85	$(0.33)

Diluted—as reported	$1.72	$0.99	$(0.18)

Diluted—pro forma	$1.56	$0.81	$(0.33)

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model and recognized using the accelerated expense attribution method. We refined our volatility assumptions used to arrive at a fair value beginning in the fourth quarter of 2003. For purposes of calculating the expected volatility rate, we use a time period that better reflects our current stage of development, the length of time that we have been a public company and have had several drug approvals that have enabled us to achieve positive cash flows from operations. For 2005 and 2004, the most recent four-year and three-year periods, respectively, were used for purposes of calculating the expected volatility. For 2003, a two-year time period was used to derive a weighted average volatility of 52% for the fourth quarter. The weighted average volatility of the first three quarters of 2003 was 80%. Further refinement of the assumptions used to determine the fair value of our stock options may, in the future, generate fair values that differ from those calculated based on our current model and assumptions. To calculate the estimated fair value of the awards, we used the multiple option approach and the following assumptions:

	Year ended December 31,
	2005	2004	2003
Expected life in years:
Stock options (from vesting date)	1.78	1.86	1.84
ESPP (from purchase date)	1.24	1.48	1.32
Discount rate:
Stock options	3.8%	3.0%	2.8%
ESPP	3.3%	1.9%	1.8%
Volatility	44%	47%	78%
Expected dividend yield	0%	0%	0%

The weighted average estimated fair value of ESPP shares purchased was $13.92 for 2005, $18.74 for 2004 and $9.82 for 2003.

The pro forma disclosure presented in the table above is currently permitted under SFAS 123 but will no longer be an alternative to financial statement recognition under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), a revision of SFAS 123, which we adopted on January 1, 2006.

In December 2004, the FASB issued SFAS 123R which supersedes APB 25 and amends SFAS 95. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the income statement based on their fair values, beginning with the first quarterly period after June 15, 2005, with early adoption permitted.

Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retroactive adoption methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods requires that we record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported in the statement of cash flows as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

We have determined that we will adopt the modified prospective method and continue to use the Black-Scholes option valuation model. Based on our preliminary analysis, we expect that the adoption of SFAS 123R

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

will have a material impact on our income statement and earnings per share. We currently estimate the impact to be approximately $0.15 to $0.17 per share for 2006. However, our estimate of future share-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

Cash and Cash Equivalents

We consider highly liquid investments with insignificant interest rate risk and an original maturity of three months or less at the purchase date to be cash equivalents. We may enter into overnight repurchase agreements (repos) under which we purchase securities with an obligation to resell them the following day. Securities purchased under agreements to resell are recorded at face value and reported as cash and cash equivalents. Under our investment policy, we may enter into repos with major banks and authorized dealers provided that such repos are collateralized by U.S. government securities with a fair value of at least 102% of the fair value of securities sold to Gilead. Other eligible instruments under our investment policy that are included in cash equivalents include commercial paper, money market funds and other bank obligations.

Marketable and Nonmarketable Securities

We determine the appropriate classification of our marketable securities, which consist solely of debt securities and which include auction rate securities and variable rate demand obligations, at the time of purchase and reevaluate such designation at each balance sheet date. All of our marketable securities are considered as available-for-sale and carried at estimated fair values and reported in either cash equivalents or marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders’ equity. Interest and other income, net, includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, as well as the severity and duration of the unrealized losses. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of such decline. No such reductions have been required during the past three years.

As a result of entering into collaborations, from time to time, Gilead may hold investments in non-public companies. We record these nonmarketable securities at cost in other noncurrent assets, less any amounts for other-than-temporary impairment. We regularly review our investments for indicators of impairment. Investments in nonmarketable securities are not material for the periods presented.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

We are also subject to credit risk from our accounts receivable related to product sales. A significant amount of our trade accounts receivable arises from product sales in the United States and Europe. In certain countries where payments are typically slow, primarily Greece, Italy, Portugal and Spain, our accounts receivable balances are significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2005, our past due accounts receivable for Greece, Italy, Portugal and Spain totaled $156.9 million, of which $81.0 million was more than 120 days past due based on the contractual terms of the receivables. At December 31, 2004, past due receivables for these countries were $166.6 million, of which $100.5 million was more than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and believe that all of our past due accounts receivable, net of allowances, as reflected in the consolidated balance sheet, are collectible. We perform credit evaluations of our customers’ financial condition and generally have not required collateral.

Certain of the materials that we utilize in our operations are obtained through one supplier. Many of the materials that we utilize in our operations are made at only one facility. Since the suppliers of key components and materials must be named in the new drug application (NDA) filed with the U.S. Food and Drug Administration (FDA) for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship Viread, AmBisome, Hepsera, Emtriva, Truvada or Vistide, or to supply any of our products in development for clinical trials.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, government chargebacks and sales returns. Estimates for cash discounts, government chargebacks and sales returns are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs. Estimates for our allowance for doubtful accounts is determined based on existing contractual obligations, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Historically, the amounts of uncollectible accounts receivable that have been written off have been insignificant and consistent with management’s expectations.

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

Prepaid Royalties

Prepaid royalties are recorded at cost based on the present value of the future royalty obligation that we would expect to pay on expected levels of product sales incorporating the related technology. We review our prepaid royalties at least annually, for indicators that would support a write-down in the net recoverable value of

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

our assets. We amortize our prepaid royalties to cost of goods sold over the remaining life of the underlying patent based on an effective royalty rate derived from forecasted future product sales incorporating the related technology. We review our effective royalty rate at least annually and prospectively adjust the effective rate based on any significant new facts or circumstances that may arise from our review.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Land is not depreciated. Repairs and maintenance costs are expensed as incurred. Estimated useful lives in years are as follows:

Description	Estimated Useful Life
Buildings and improvements	20
Laboratory and manufacturing equipment	4-10
Office and computer equipment	3-6
Leasehold improvements	Life of related lease

Office and computer equipment includes capitalized computer software. All of our capitalized software is purchased; we have no internally developed computer software. Leasehold improvements and capitalized leased equipment are amortized over the shorter of the lease term or the asset’s useful life. Amortization of capitalized leased equipment is included in depreciation expense. Capitalized interest, if any, on construction in progress is included in property, plant and equipment. No interest was capitalized in 2005. Interest capitalized in 2004 and 2003 was insignificant.

Intangible Assets

Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. Our in-place lease intangible asset has been amortized over the related lease term as discussed in Note 4.

Impairment of Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. Specific potential indicators of impairment include a significant decrease in the fair value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that affects the value of an asset, an adverse action or assessment by the FDA or another regulator, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset and operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an income-producing asset.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Foreign Currency Translation, Transactions and Contracts

Adjustments resulting from translating the financial statements of our foreign subsidiaries into U.S. dollars are excluded from the determination of net income (loss) and are accumulated in a separate component of stockholders’ equity. Net foreign exchange transaction gains or losses are reported as selling, general and administrative (SG&A) expenses in the consolidated statements of operations. Such realized gains (losses) were $2.0 million in 2005, $(4.3) million in 2004, and $(2.2) million in 2003.

We hedge certain of our foreign currency exposures related to outstanding trade accounts receivable and forecasted product sales with foreign exchange forward contracts. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged. Our exposure to credit risk from these contracts is a function of changes in interest and currency exchange rates and, therefore, varies over time. Gilead limits the risk that counterparties to these contracts may be unable to perform by transacting only with major banks. We also limit risk of loss by entering into contracts that provide for net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized and unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into speculative foreign currency transactions and do not write options. We presently do not hedge our net investment in any of our foreign subsidiaries. In accounting for hedges of net monetary assets or liabilities, we record the changes in the fair value in SG&A expenses, as these derivative instruments are not designated as hedges under SFAS Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities, (collectively referred to as SFAS 133).

We selectively hedge anticipated currency exposures by purchasing forward contracts to hedge anticipated product sales over the next year or less, which are designated as cash flow hedges under SFAS 133. The unrealized gains and losses on the underlying forward contracts are recorded in other comprehensive income (loss) and recognized in earnings when the forecasted transaction occurs. At December 31, 2005 and December 31, 2004, we have net unrealized gains (losses) of $5.7 million and $(26.5) million, respectively, on our open foreign exchange forward contracts. Gains (losses) on cash flow hedges recorded in product sales increased (decreased) product sales by $0.6 million, $(2.5) million and $(2.8) million in 2005, 2004 and 2003, respectively.

We had notional amounts on forward exchange contracts outstanding of $732.0 million at December 31, 2005 and $580.7 million at December 31, 2004. We had an asset fair value of $11.3 million and a liability fair value of $(28.0) million at December 31, 2005 and 2004, respectively. All contracts have maturities of one year or less. See Note 2 for a further discussion of derivative financial instruments.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, certain other non-current assets, forward foreign exchange contracts, accounts payable, long-term debt and other long-term obligations. Cash and cash equivalents, marketable securities (see Note 7) and forward foreign exchange contracts that hedge accounts receivable (see above and Note 2) are reported at their respective fair values on the balance sheet. Forward foreign exchange contracts that hedge forecasted sales are recorded at fair value, net of the related deferred gain or loss, resulting in a reported net balance of zero. Gilead called its 2% convertible senior notes for redemption in October 2004 and converted them into 14,676,952 shares of Gilead common stock in November 2004. We believe the remaining financial instruments are reported on the consolidated balance sheet at amounts that approximate current fair values.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Income Taxes

Our income tax provision is computed under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income tax. Some of these estimates are based on interpretations of existing tax laws or regulations. We believe that our estimates are reasonable and that our reserves for income tax related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in our international organization, and changes in overall levels of income before tax.

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

We enter into foreign currency forward contracts, generally with maturities of 12 months or less, to hedge future cash flows related to forecasted product sales in foreign denominated currencies. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. Hedges related to forecasted foreign currency product sales designated and documented at the inception of the respective hedge are designated as cash flow hedges and evaluated for effectiveness monthly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the estimated change in the fair value of the underlying hedged item. The effective component of the hedge is recorded in accumulated other comprehensive income (loss) (see Note 15). Substantially all values reported in accumulated other comprehensive income at December 31, 2005 will be reclassified to earnings within 12 months. Any residual changes in fair value of the instruments (including those resulting from cancellation or de-designation of hedge contracts) or other ineffectiveness are recognized immediately in SG&A expense. The impact of ineffectiveness during 2005, 2004 and 2003 was not significant to the consolidated statements of operations.

During 2005, 2004 and 2003, gains (losses) of $2.7 million, $(6.8) million and $(5.1) million on hedging contracts were recognized in the consolidated statements of operations, respectively.

As a result of entering into a collaboration arrangement, Gilead held warrants to purchase stock in a non-public company, which completed its initial public offering in January 2004 (see Notes 6 and 11). These warrants were exercised at the end of the first quarter of 2004.

3.    ACQUISITION OF TRIANGLE PHARMACEUTICALS, INC.

On January 23, 2003, we completed the acquisition of all of the net assets of Triangle to expand our antiviral pipeline. Triangle was a development stage company with a particular focus on potential therapies for the human immunodeficiency virus (HIV), including AIDS, and the hepatitis B virus (HBV). Triangle’s portfolio consisted of several drug candidates in clinical trials, including emtricitabine for the treatment of HIV infection, emtricitabine for the treatment of chronic hepatitis B, amdoxovir for the treatment of HIV infection and clevudine for the treatment of chronic hepatitis B. In July 2003, the FDA granted marketing approval for Emtriva

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

for the treatment of HIV and in October 2003, the European Commission granted Marketing Authorisation for Emtriva in all fifteen member states of the European Union.

The Triangle acquisition has been accounted for as an acquisition of assets rather than as a business combination in accordance with the criteria outlined in Emerging Issues Task Force 98-3. Triangle was a development stage company that had not commenced its planned principal operations. It lacked the necessary elements of a business because it did not have completed products and, therefore, no ability to access customers. The results of operations of Triangle since January 23, 2003 have been included in our consolidated financial statements and primarily consist of R&D expenses and to a lesser extent, SG&A expenses.

In December 2002, as part of the arrangements contemplated by the proposed acquisition of Triangle by Gilead, a $50.0 million loan was extended to Triangle for working capital and other corporate purposes. Triangle issued to Gilead a 7.5% unsecured convertible promissory note. Upon completion of the acquisition in January 2003, this loan was eliminated in our consolidated financial statements.

The aggregate purchase price was $525.2 million, including cash paid of $463.1 million for all of the outstanding stock, the fair value of stock options assumed of $41.3 million, direct transaction costs of $14.2 million and employee related costs of $6.6 million.

As part of the purchase, we established a workforce reduction plan and also assumed obligations under various change of control agreements. As of the acquisition date, $6.2 million of employee termination costs and change of control obligations had been recorded as a liability to be paid out over a period of approximately two years. At December 31, 2005, the employee termination costs and change of control obligations had been fully paid.

The following table summarizes the purchase price allocation at January 23, 2003 (in thousands):

Net tangible assets	$28,700
Assembled workforce	4,590
Deferred compensation	3,305
In-process R&D	488,599

$525,194

The $28.7 million of net tangible assets includes assumed liabilities of $20.8 million. The $4.6 million value assigned to the assembled workforce was being amortized over three years, the estimated useful life of the asset. The deferred compensation represents the intrinsic value of the unvested stock options assumed in the transaction and, through December 31, 2005, was being amortized over the remaining vesting period of the options, which extends through January 2007.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Upon the reversal of the deferred tax asset valuation allowance in the fourth quarter of 2003, the remaining $3.2 million assembled workforce asset was eliminated (see Note 17). Approximately $488.6 million of the purchase price was allocated to purchased in-process R&D and represented the fair value of Triangle’s incomplete R&D programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these programs at the acquisition date follows, updated for subsequent changes in status of development:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Emtricitabine for HIV	A nucleoside analogue that has been shown to be an inhibitor of HIV replication in patients.	Four Phase 3 studies were completed prior to the acquisition date. U.S. marketing approval received from the FDA in July 2003 for Emtriva and European Union approval received from the European Commission in October 2003.	$178.8
Emtricitabine/Tenofovir DF Fixed Dose Combination for HIV Therapy	A fixed-dose co-formulation of tenofovir and emtricitabine.	As of the acquisition date, work had not commenced on the potential co-formulation except to the extent that work on emtricitabine as a single agent was progressing. In March 2004, applications for marketing approval were submitted in the United States and European Union and in August 2004 marketing approval in the United States was received from the FDA for Truvada, the fixed-dose co-formulation of tenofovir and emtricitabine. Marketing approval in the European Union was received in February 2005 and sales commenced later during the first quarter.	$106.4
Amdoxovir for HIV	A purine dioxolane nucleoside that may offer advantages over other marketed nucleosides because of its activity against drug resistant viruses as exhibited in patients with HIV infection.	This program was in Phase 2 trials at acquisition date. In 2004, we terminated the licensing agreement with Emory and the University of Georgia Research Foundation, Inc. and development was discontinued.	$114.8
Clevudine for HBV	A pyrimidine nucleoside analogue that has been shown to be an inhibitor of HBV replication in patients chronically infected with HBV.	This program was in Phase 1/2 trials at acquisition date. In August 2003, the licensing agreement with Bukwang Pharm. Ind. Co., Ltd was terminated and development was discontinued.	$58.8

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Emtricitabine for HBV	An inhibitor of HBV replication in patients chronically infected with HBV.	This program was in Phase 3 trials at acquisition date but was completed as of December 31, 2004. We continue to evaluate our strategy for the development of emtricitabine for the hepatitis B indication. We currently do not expect to undertake any significant R&D activities in the next several years.	$29.8

The value of the purchased in-process R&D was determined by estimating the related future net cash flows between 2003 and 2020 using a present value risk adjusted discount rate of 15.75%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound, including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

4.    ACQUISITION OF REAL ESTATE

In September 2003, we completed the purchase of our Foster City, California campus for $123.0 million in cash. This purchase included 16 buildings, totaling 496,000 square feet of office and laboratory space.

In accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, the purchase price was allocated between land, buildings and existing in-place leases based on their estimated relative fair values. Land and buildings were recorded at $45.1 million and $71.4 million, respectively. The fair value of the buildings is being depreciated over their remaining economic life estimated to be 20 years. We used the market approach to value the existing leases we acquired and recorded an intangible asset of approximately $6.5 million in 2003 that was amortized on a straight-line basis to net rental income over approximately two years, the remaining term of the leases. Accumulated amortization on the intangible asset was $6.5 million and $3.5 million as of December 31, 2005 and December 31, 2004, respectively. During 2005, 2004 and 2003, amortization expense was $3.0 million, $2.7 million and $0.8 million, respectively. The net rental income we generate from these leases, after amortization of the intangible asset, is included in interest and other income, net, and was approximately $1.9 million in 2005 and $1.4 million in 2004. These leases were terminated in November 2005.

5.    ASSET IMPAIRMENT

During the fourth quarter of 2003, we recorded an asset impairment charge of $10.2 million on certain of our long-lived assets, primarily leasehold improvements and manufacturing and laboratory equipment, which we have classified as held for use. This non-cash charge was driven by the decision to terminate our liposomal R&D activities in San Dimas and discontinue the DaunoXome (daunorubicin citrate liposome injection) product line. The impairment was based on our analysis of the undiscounted cash flows to be generated from the affected assets as compared to their carrying value. As the carrying value exceeded the related estimated undiscounted cash flows, we wrote the carrying value of the long-lived assets down to their estimated fair value in accordance

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Estimated fair value was derived using an expected cash flow approach.

In 2004, subsequent to our decision to discontinue the DaunoXome product line, we received unanticipated requests in Europe asking Gilead to reconsider selling DaunoXome. As a result of these requests, management decided to continue selling this product in certain countries although we are evaluating our supply and sales strategy with respect to DaunoXome. In accordance with SFAS 144, the write down in 2004 of the assets that continue to be used in the DaunoXome product line established a new cost basis for such assets that has not been adjusted for these new facts and circumstances.

6.    GAIN ON WARRANT

In March 2000, we entered into an agreement with Eyetech Pharmaceuticals, Inc., (Eyetech) as predecessor to OSI Pharmaceuticals, Inc., relating to our proprietary aptamer EYE001, currently known as Macugen. Pursuant to this agreement, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share. In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the carrying value of the warrant to its estimated fair value, resulting in a gain of $20.6 million that is included in our consolidated statement of operations for the year ended December 31, 2004. The fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%. At the end of the first quarter of 2004, we exercised the warrant on a net basis using shares of Eyetech common stock as consideration for the exercise price and subsequently held 646,841 shares of Eyetech common stock. In the second quarter of 2004, we sold all of the Eyetech shares we held and realized a gain of $2.3 million that is included in interest and other income, net, in our consolidated statement of operations for the year ended December 31, 2004.

7.    AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities recorded in cash equivalents or marketable securities in our consolidated balance sheets. Estimated fair values of available-for-sale securities are based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
U.S. treasury securities and obligations of U.S. government agencies	$802,044	$608	$(3,214)	$799,438
Corporate debt securities	300,507	126	(949)	299,684
Asset-backed securities	409,566	12	(2,139)	407,439
Municipal debt securities	305,713	264	(602)	305,375
Other debt securities	330,964	—	—	330,964

Total	$2,148,794	$1,010	$(6,904)	$2,142,900

December 31, 2004
U.S. treasury securities and obligations of U.S. government agencies	$501,725	$7	$(2,300)	$499,432
Corporate debt securities	185,441	55	(554)	184,942
Asset-backed securities	267,599	72	(1,365)	266,306
Municipal debt securities	—	—	—	—
Other debt securities	160,158	—	—	160,158

Total	$1,114,923	$134	$(4,219)	$1,110,838

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

As of December 31, 2005, other debt securities consist primarily of money market funds and auction rate securities, and as of December 31, 2004, other debt securities consist primarily of money market funds. The available-for-sale securities included in cash equivalents are $526.9 million and $137.7 million as of December 31, 2005 and 2004, respectively.

At December 31, 2005, our portfolio of available-for-sale securities (which excludes $224.1 million of asset-backed securities) was comprised of $957.6 million of securities with a contractual maturity of less than one year and $883.7 million of securities with a contractual maturity greater than one year but less than five years. Auction rate securities and variable rate demand obligations, which had an aggregate fair value of $77.5 million, have contractual maturities greater than ten years but contain Dutch auction or put features of less than 90 days. None of the estimated maturities of our asset-backed securities exceeded five years.

The following table presents certain information related to sales of available-for-sale securities (in thousands):

	Year ended December 31,
	2005	2004	2003
Proceeds from sales	$1,139,437	$712,944	$579,362
Gross realized gains on sales	$710	$575	$1,897
Gross realized losses on sales	$(1,369)	$(1,044)	$(1,120)

At December 31, 2005, we had the following available-for-sale securities that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
U.S. treasury securities and obligations of U.S. government agencies	$(1,624)	$400,916	$(1,589)	$151,241
Corporate debt securities	(148)	72,845	(802)	58,099
Asset-backed securities	(497)	163,861	(1,642)	111,365
Municipal debt securities	(602)	191,021	—	—
Other debt securities	—	—	—	—

Total	$(2,871)	$828,643	$(4,033)	$320,705

December 31, 2004
U.S. treasury securities and obligations of U.S. government agencies	$(2,300)	$474,416	$—	$—
Corporate debt securities	(554)	132,884	—	—
Asset-backed securities	(1,365)	182,223	—	—
Municipal debt securities	—	—	—	—
Other debt securities	—	—	—	—

Total	$(4,219)	$789,523	$—	$—

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of our securities. Based on our review of these securities, including the assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these securities.

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

In the third quarter of 2005, when the relocation plans were finalized, Gilead accrued a charge of $8.4 million, primarily consisting of employee severance costs and termination benefits, which is included in SG&A expenses in the consolidated statement of operations. As of December 31, 2005, approximately $3.0 million has been charged against the accrual that is included in accrued compensation and employee benefits in the consolidated balance sheet. The remaining payments are expected to be made during the first half of 2006. Additional costs relating to the new headquarters in the United Kingdom, including recruitment costs, legal expenses, capital expenditures and other related costs will be recorded as incurred. Based upon the most current information available, we believe that the aggregate severance, relocation and recruiting costs resulting from the European headquarters relocation will be in the range of $10 million to $13 million.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

9.    CONSOLIDATED BALANCE SHEET DETAIL (in thousands)

	December 31,
	2005	2004
Inventories:
Raw materials	$147,950	$93,942
Work in process	25,061	11,103
Finished goods	43,892	30,946

Total	$216,903	$135,991

Property, plant and equipment, net:
Buildings and improvements (including leasehold improvements)	$201,082	$177,704
Laboratory and manufacturing equipment	48,507	40,162
Office and computer equipment	49,302	39,537
Capitalized leased equipment	15,467	15,488
Construction in-progress	13,819	11,968

	328,177	284,859
Less accumulated depreciation and amortization (including $15,005 and $14,795 relating to capitalized leased equipment for 2005 and 2004, respectively)	(130,665)	(106,809)

Subtotal	197,512	178,050
Land	45,056	45,056

Total	$242,568	$223,106

Accrued compensation and employee benefits:
Accrued bonuses	$20,113	$17,827
Other accrued compensation and employee benefits	39,814	27,642

Total	$59,927	$45,469

Other accrued liabilities:
Accrued Medicaid rebates	$63,444	$37,139
Fair value of forward foreign currency contracts	808	27,963
Value added taxes payable	15,586	12,891
Accrued royalty expenses	19,595	14,490
Other liabilities	50,083	31,643

Total	$149,516	$124,126

10.    JOINT VENTURE WITH BRISTOL-MYERS SQUIBB

In December 2004, we entered into a collaboration with Bristol-Myers Squibb Company (BMS) to develop and commercialize the fixed-dose combination of Gilead’s Truvada and BMS’s Sustiva® (efavirenz) in the United States. Structured as a joint venture, Gilead and BMS formed the limited liability company, Bristol-Myers Squibb & Gilead Sciences, LLC. Under the terms of the collaboration, Gilead and BMS granted royalty-free sublicenses to the joint venture for the use of their respective company-owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. The ownership interests of the joint venture by Gilead and BMS, which reflect their respective economic interests, is based on the fraction of the estimated net selling price of the fixed-dose combination product attributable to

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Truvada and Sustiva, respectively, and will be adjusted on an annual basis. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both Gilead’s and BMS’s respective economic interests in the joint venture may vary annually.

Gilead has primary responsibility for clinical development activities and regulatory filings relating to any new products resulting from the collaboration, and BMS and Gilead will share marketing and sales efforts (both parties will provide equivalent sales force efforts for a minimum number of years). The daily operations of the joint venture are governed by four primary joint committees. Gilead will be responsible for accounting, financial reporting and product distribution for the joint venture. Both parties agreed to provide their respective bulk active pharmaceutical ingredients to the joint venture at their estimated net selling price. As of December 31, 2005, the joint venture held approximately $26.5 million of Sustiva active pharmaceutical ingredient, which it purchased from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market.

The joint venture’s total equity investment at risk is not expected to be sufficient to allow it to finance its operational activities without the ongoing funding of Gilead and BMS. Although we are the primary beneficiary, the legal structure of the joint venture limits the recourse that its creditors will have over the general credit or assets of Gilead. As explained in Note 1, our consolidated financial statements for 2005 include the results of our joint venture with BMS and reflect BMS’s interest in the joint venture as a minority interest.

11.    COLLABORATIVE ARRANGEMENTS AND CONTRACTS

Roche

In September 1996, Gilead entered into a Development and License Agreement (the 1996 Agreement) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, Roche), to develop and commercialize therapies to treat and prevent viral influenza. Tamiflu, an antiviral oral formulation for the treatment and prevention of influenza, was co-developed by the Company and Roche. Under the 1996 Agreement, Roche has the exclusive right to manufacture and sell Tamiflu worldwide, subject to its obligation to pay Gilead a percentage of the net revenues that Roche generates from Tamiflu sales, which, in turn, has been subject to reduction for certain defined manufacturing costs. In June 23 2005, Gilead delivered a notice of termination to Roche for material breach of the 1996 Agreement.

In November 2005, Gilead resolved its dispute with Roche relating to breach of the 1996 Agreement and agreed to terminate the related arbitration pending between the parties. In connection with the dispute resolution, Gilead and Roche entered into a first amendment and supplement to the 1996 Agreement. The amended agreement provides for the formation of a joint manufacturing committee to review Roche’s existing manufacturing capacity for Tamiflu and global plans for manufacturing Tamiflu, a U.S. commercial committee to evaluate commercial plans and strategies for Tamiflu in the United States and a joint supervisory committee to evaluate Roche’s overall commercial plans for Tamiflu on a global basis in each case, consisting of representatives of Gilead and Roche. Under the amended agreement, we also have the option to provide a specialized sales force to supplement Roche’s marketing efforts in the United States for Tamiflu.

The royalties payable to Gilead on net sales of Tamiflu sold by Roche remain the same under the Amended Agreement, which are as follows: (a) 14 percent of the first $200.0 million in worldwide net sales in a given calendar year; (b) 18 percent of the next $200.0 million in worldwide net sales during the same calendar year; and (c) 22 percent of worldwide net sales in excess of $400.0 million during the same calendar year. The Amended Agreement revises the provision in the 1996 Agreement relating to the calculation of royalty payments such that in any given calendar quarter Roche will pay U.S. royalties based on the actual royalty rates applicable to such quarter. In addition, royalties payable by Roche to us will no longer be subject to a cost of goods sold

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

adjustment that was provided in the 1996 Agreement. Further, Roche paid Gilead $80.7 million that Gilead recognized as royalty revenues in 2005, consisting of $18.2 million relating to disputed royalties from 2001 to 2003, $11.8 million relating to the reimbursement of the cost of goods adjustment for 2004, and $50.7 million relating to the updating of royalties payable to Gilead for the first nine months of 2005 based on current year royalty rates instead of the prior year’s effective royalty rate.

We recorded a total of $161.6 million, $44.6 million, and $12.0 million of Tamiflu royalties in 2005, 2004 and 2003, respectively. We recognize royalty revenue from Roche in the quarter following the quarter in which the related Tamiflu sales occur. In 2004, we recognized as contract revenue a $1.6 million milestone payment for the Japanese approval of Tamiflu for prophylaxis, the last of all milestones receivable under our agreement.

Emory University

In July 2005, Gilead and Royalty Pharma purchased the royalty interest owned by Emory University (Emory) in emtricitabine. Under the terms of the agreement, Gilead and Royalty Pharma paid 65% and 35%, respectively, of the total purchase price of $525.0 million to Emory in exchange for the elimination of the emtricitabine royalties due to Emory on worldwide net sales of product containing emtricitabine. As a result of this transaction, we have capitalized as prepaid royalties our 65% share of the $525.0 million purchase price, or $341.3 million. We have begun to amortize this prepaid royalty to cost of goods sold over the remaining life of the underlying patent based on an effective royalty rate derived from our forecasted future product sales. In 2005, the amortization amount was $6.2 million. We record royalties to Royalty Pharma based on actual emtricitabine net sales relative to Royalty Pharma’s 35% ownership in the underlying Emory royalty interest. We paid royalties of $4.8 million to Royalty Pharma in 2005.

In July 2005, Gilead made a payment of $15.0 million to Emory in connection with the amendment and restatement of our existing license agreement with Emory, providing Gilead with greater strategic flexibility as to the development of emtricitabine for the hepatitis B indication. We have recorded this payment in R&D expenses as we are currently not expecting any significant related R&D in the next several years.

Prior to July 2005, we paid royalties to Emory with respect to emtricitabine in the HIV indication for the worldwide license acquired through our acquisition of Triangle. We paid royalties of $22.4 million, $9.2 million and $0.7 million in 2005, 2004 and 2003, respectively, on net sales of Emtriva and net sales of Truvada, which also incorporates the emtricitabine technology and was launched in 2004.

IOCB/REGA

In 1991 and 1992, Gilead entered into agreements with the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and Rega Stichting (IOCB/REGA) relating to certain nucleotide compounds discovered at these two institutions. Under the agreements, Gilead received the exclusive right to manufacture, use and sell these nucleotide compounds, and Gilead is obligated to pay IOCB/REGA a percentage of net revenues received from sales of products containing the compounds, subject to minimum royalty payments. The products covered by the agreement include Vistide, Hepsera and Viread. In August 2004, the agreements with IOCB/REGA were amended to include Truvada and any future fixed-dose combination products that contain the licensed technology. Gilead currently makes quarterly payments to IOCB/REGA based on a percentage of Vistide, Hepsera, Viread and Truvada net sales. We paid royalties of $39.3 million, $29.1 million and $19.3 million to IOCB/REGA in 2005, 2004 and 2003, respectively.

In December 2000, the agreements with IOCB/REGA were amended to provide for a reduced royalty rate on future sales of tenofovir and adefovir, in return for an up-front payment from Gilead of $11.0 million upon

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

signing the agreement. This payment was recorded as a long-term prepaid royalty and is classified in other assets on the balance sheet at December 31, 2005 and 2004. The prepaid royalty is being recognized as royalty expense over the expected commercial life of tenofovir and adefovir. Amortization of the $11.0 million payment began as of the product launch dates of Viread and Hepsera.

Japan Tobacco

In March 2005, we entered into a licensing agreement with Japan Tobacco Inc. (Japan Tobacco), under which Japan Tobacco granted Gilead exclusive rights to develop and commercialize a novel HIV integrase inhibitor, GS 9137 (also known as JTK-303), in all countries of the world, excluding Japan, where Japan Tobacco will retain such rights. Under the terms of the agreement, Gilead incurred an up-front license fee of $15.0 million which was included in R&D expenses in the first quarter of 2005 as the technology was incomplete and there is no future alternative use for this technology. Additionally, we are obligated to make payments to Japan Tobacco upon the achievement of certain milestones and pay royalties to them based on any future net product sales in the territories where we may market the drug.

In July 2003, Gilead entered into a licensing agreement with Japan Tobacco under which Japan Tobacco would commercialize products in our HIV product portfolio in Japan. The agreement includes Viread, Truvada and Emtriva. Under the terms of the agreement, we received an up-front license fee of $4.0 million and are entitled to receive additional payments upon achievement of certain milestones. Japan Tobacco pays us a royalty on net sales, if any, of these products in Japan. The up-front fee has been recorded as deferred revenue and is being amortized into contract revenue over the period of our supply of products to Japan Tobacco, approximately 12 years as of December 31, 2005. In both 2005 and 2004, we received $2.5 million each year in milestone payments from Japan Tobacco related to Japanese regulatory approval and marketing authorization for Viread, which we are amortizing over the same remaining period as the up-front license fee. In January 2005, Japan Tobacco submitted marketing authorization applications for Emtriva and Truvada to Japanese regulatory authorities. In March 2005, both Emtriva and Truvada were approved for sale in Japan.

Achillion Pharmaceuticals

In November 2004, we entered into an exclusive license and collaboration agreement with Achillion Pharmaceuticals, Inc. (Achillion). Under this agreement, we were granted worldwide rights for the research, development and commercialization of certain small molecule HCV replication inhibitors involving HCV protease, for the treatment of infection with the hepatitis C virus (HCV). Under this collaboration, Achillion is obligated to continue development of the compounds according to a mutually agreed upon development plan, through completion of a proof-of-concept clinical study in HCV-infected patients. The costs incurred to achieve proof-of-concept will be shared equally between Gilead and Achillion. Such costs incurred in 2005 amounted to $4.0 million. Following the proof-of-concept study, Gilead is obligated to assume full responsibilities and incur all costs associated with development and commercialization of compounds warranting further development. Achillion has the option to participate in U.S. commercialization efforts for future products arising from this collaboration. In conjunction with the signing of the collaboration, Gilead paid a $5.0 million up-front license fee, which was recorded as R&D expense as there was no future alternative use for the licensed technology. Additionally, we have invested in Achillion’s convertible preferred stock and have agreed to make payments to Achillion upon achievement of certain milestones outlined in our agreement and pay royalties on future net sales of products arising from this collaboration. In 2005, Gilead and Achillion began dosing patients in a Phase 1 study of GS 9132 (also known as ACH-806) for the treatment of hepatitis C. As of December 31, 2005, our net investment in Achillion’s nonmarketable convertible preferred stock was $4.6 million, which was recorded in other noncurrent assets.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Genelabs Technologies

In September 2004, we entered into a license and research collaboration agreement with Genelabs Technologies, Inc. (Genelabs) to research, develop and commercialize certain of Genelabs’ novel nucleoside inhibitors of HCV polymerase for the treatment of chronic infection caused by HCV. In conjunction with the signing of this collaboration agreement, we paid an $8.0 million up-front license fee that was recorded in R&D expense as there is no future alternative use for this technology. For an initially agreed upon term of three years, Genelabs is obligated to lead research efforts. Gilead has the option to extend the research term of the collaboration for an additional year. Gilead will lead all development and commercialization activities. We agreed to provide annual funding of full time equivalents. In 2005, we made $2.9 million of payments to Genelabs that was recorded as R&D expense. We are obligated to make additional payments upon the achievement of certain milestones, and pay royalties on future net sales of selected compounds that are developed and approved in relation to this collaboration.

Medarex, Inc.

In July 2004, we entered into an agreement with Medarex, Inc. (Medarex) where Medarex would buy-out its future royalty obligations to us on any approved products that result from Medarex’s licensing of a patent estate previously held by NeXstar, Inc. The total amount due to us under this agreement is $8.5 million, which is scheduled to be paid over eight installments in either cash or Medarex stock at Medarex’s option. We received two installments totaling $2.1 million in 2004 and four installments totaling $4.3 million in 2005, which we recorded as contract revenue.

Chiron Corporation

In August 2003, we entered into a non-exclusive licensing agreement with Chiron Corporation (Chiron) for the research, development and commercialization of small molecule therapeutics against selected HCV drug targets. Under the agreement, Gilead received non-exclusive rights to use Chiron’s HCV technology to develop and commercialize products for the treatment of HCV. Under the terms of the agreement, we paid Chiron an up-front license fee of $2.0 million that was recorded as R&D expense as there was no future alternative use for the licensed technology. We also agreed to make additional payments to Chiron if certain clinical, regulatory or other contractually determined milestones are met. In 2004, we made $2.1 million in payments to Chiron that was recorded as R&D expense. Additionally, we are obligated to make royalty payments in the event a product is developed using the licensed technology.

GlaxoSmithKline

In April 2002, Gilead and GSK entered into a licensing agreement providing GSK the rights to commercialize Hepsera, our oral antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, we retained rights to Hepsera in the United States, Canada, Eastern and Western Europe, Australia, New Zealand and Turkey. GSK received exclusive rights to develop Hepsera solely for the treatment of chronic hepatitis B in all of its territories, the most significant of which include China, Japan, Korea and Taiwan. In addition, we received $2.0 million of milestone payment from GSK for the U.S. approval of Hepsera in 2002, $2.0 million for the Canadian approval of Hepsera in 2003, and an aggregate of $13.0 million for the commercial approvals of Hepsera in Japan, South Korea and Taiwan in 2004. GSK has full responsibility for development and commercialization of Hepsera in its territories. The up-front license fee and approval milestones have been recorded as deferred revenue with a total of $2.4 million, $1.6 million and $0.9 million being recognized as contract revenue in 2005, 2004 and 2003, respectively. The $24.6 million balance of

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

deferred revenue at December 31, 2005 is expected to be amortized into contract revenue over the period of our supply of Hepsera to GSK under the agreement, which is approximately 10 years.

In addition, GSK is required to pay Gilead royalties on net product sales that GSK generates from sales of Hepsera and Epivir-HBV/Zeffix (GSK’s hepatitis product) in the GSK territories. Gilead began receiving royalties from GSK’s sales of Hepsera in the first quarter of 2004 and recorded $7.6 million and $2.1 million of royalty revenue in 2005 and 2004, respectively. We recognize royalty revenue from GSK in the quarter following the quarter in which the related Hepsera sales occur.

Eyetech Pharmaceuticals, Inc. (as predecessor to OSI)

In March 2000, we entered into an agreement with Eyetech Pharmaceuticals, Inc. (Eyetech), as predecessor to OSI, relating to Macugen. Macugen is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, Eyetech received worldwide rights to all therapeutic uses of Macugen and was responsible for all R&D costs. We are entitled to payments from Eyetech if Eyetech reaches certain Macugen milestones as well as for royalties on worldwide net sales of Macugen, and we are also required to make payments to third parties relating to these royalties. In February 2006, Macugen was approved in the European Union and we are entitled to receive a $5.0 million milestone payment when the first commercial sale is made.

In December 2003, we entered into an agreement with Eyetech to supply Macugen to Eyetech for three years. In 2005, 2004 and 2003, we recorded contract revenue of $13.1 million, $10.0 million and $2.2 million, respectively, in connection with clinical supplies we provided to Eyetech and milestones achieved by Eyetech. We recognized as contact revenue $7.6 million in milestone payments from Eyetech in the second and third quarters of 2004 upon the filing of new drug applications in Europe and in the United States for Macugen. In January 2005, Eyetech received FDA approval for the sale of Macugen in the United States.

Our agreement with Eyetech expires upon the later of ten years after first commercial sale of any product developed, or the date the last patent expires under the agreement. Additionally, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share, the price at which the stock was issued to other investors. See Note 6 for a discussion of the warrant and the eventual sale of all Eyetech shares.

Astellas Pharma Inc.

Our rights to market AmBisome are subject to a 1991 agreement between Gilead and Astellas Pharma, Inc. (Astellas) as successor to Fujisawa USA, Inc. Under the terms of the Astellas agreement, as amended, Astellas has sole marketing rights to AmBisome in Canada and we have exclusive marketing rights to AmBisome in the rest of the world, provided we pay royalties to Astellas in connection with sales in significant markets in Asia, including China, India, Japan, Korea and Taiwan. In connection with U.S. sales, Astellas purchases AmBisome from Gilead at our manufacturing cost. For sales in Canada, Astellas purchases AmBisome at manufacturing cost plus a specified percentage. Astellas collects all payments from the sale of AmBisome in the United States and Canada. We receive royalties equal to 20% of Astellas’ gross profits from the sale of AmBisome in the United States and in Canada. Gross profits include a deduction for cost of goods sold, giving us a current effective royalty rate of approximately 17% of Astellas’ net sales of AmBisome in the United States. In connection with this agreement, we recorded royalty revenue of $13.0 million in 2005, $13.0 million in 2004 and $12.5 million in 2003.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

12.    LONG-TERM OBLIGATIONS

Total long-term obligations consist of the following (in thousands):

	December 31,
	2005	2004
Capital lease obligations: monthly installments through 2008; interest rates ranging from 7% to 21%	$856	$415
Long-term loan: quarterly installments through 2010; interest rates at LIBOR plus tiered contractual rate	300,000	—

Total long-term obligations	300,856	415
Less current portion	(60,206)	(181)

Total long-term obligations due after one year	$240,650	$234

Future minimum payments of the long-term obligations are as follows (in thousands):

Year ending December 31,	Capital lease obligations	Long-term loan
2006	$276	$60,000
2007	507	60,000
2008	115	60,000
2009	—	60,000
2010	—	60,000

Total	898	$300,000

Less amount representing interest	(42)

Total	$856

The terms of the various debt agreements require us to comply with certain financial and operating covenants. At December 31, 2005, we were in compliance with all such covenants.

Credit facilities

In December 2005, we entered into an agreement with a syndicate of banks, to provide for a five-year $500.0 million senior credit facility. The $500.0 million facility consisted of an uncollateralized $300.0 million term loan, which was entered into by Gilead Biopharmaceutics Ireland Corporation (GBIC), a wholly-owned Irish subsidiary of Gilead, and an uncollateralized $200.0 million revolving credit facility, which was entered into by the U.S. parent company, Gilead Sciences, Inc. The proceeds from the term loan were used by GBIC in December 2005 to facilitate a cash dividend distribution of $280.0 million to the parent company as part of the repatriation of our qualified foreign earnings under the provisions of the American Jobs Creation Act (the AJCA).

Under the terms of our $300.0 million term loan, minimum principal payments to be repaid at the end of each calendar quarter, beginning March 31, 2006, are $15.0 million. Interest is accrued at a rate of LIBOR plus a tiered contractual rate of up to 62.5 basis points, and is payable in arrears at the end of each quarter. GBIC can prepay the term loan at any time in whole or in part, together with accrued interest on the prepaid principal,

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

without penalty or premium. Any outstanding interest or principal at December 2010 is payable on demand. As of December 31, 2005 we had $300.0 million outstanding under the term loan agreement. The U.S. parent company and another wholly-owned subsidiary, Gilead Vintage Park, LLC, are guarantors.

Under the terms of the $200.0 million revolving credit facility, interest is accrued and payable at a rate of LIBOR plus a tiered contractual rate of up to 50 basis points, and is payable in arrears at the end of each quarter. The parent company can prepay any outstanding borrowings at any time in whole or in part, together with accrued interest on the prepaid principal, without penalty or premium. Any outstanding interest or principal at December 2010 is payable on demand. The capacity of the revolving credit facility will increase to a maximum of $500.0 million as the $300.0 million term loan is repaid. We have the ability to irrevocably cancel any unutilized portion of the revolving credit facility, in whole or in part. Any proceeds obtained under the revolving credit facility are expected to be used for working capital, capital expenditures and other general corporate purposes, including the issuance of letters of credit up to $25.0 million. As of December 31, 2005, we did not have any borrowings under the revolving credit facility. A wholly-owned subsidiary of Gilead, Gilead Vintage Park, LLC, is the guarantor.

Convertible Senior Notes

On December 18, 2002, Gilead issued $345.0 million of 2% convertible senior notes due December 15, 2007. The notes were convertible into a total of up to 14,680,850 shares of Gilead common stock at $23.50 per share. The convertible senior notes were provisionally redeemable in whole or in part, at the option of Gilead, at any time on or after June 20, 2004, at specified redemption prices plus accrued interest. Debt issuance costs of $8.4 million incurred in connection with the issuance of the notes were recorded as other noncurrent assets, and were being amortized to interest expense on a straight-line basis over the contractual term of the notes. Gilead called the convertible senior notes for redemption in October 2004 and issued 14,676,952 shares of Gilead common stock to note holders upon their conversion in November 2004. The redemption price was equal to the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. In connection with the redemption, Gilead paid a make-whole payment of $7.4 million to note holders, representing the equivalent of $60 per $1,000 principal value of the notes less interest actually paid or accrued and unpaid from the date of issuance of the notes to the redemption date. Upon conversion, the $5.1 million unamortized balance of related debt issuance costs was reclassified to additional paid-in capital.

Convertible Subordinated Notes

On December 13, 2000, Gilead issued $250.0 million of 5% convertible subordinated notes due December 15, 2007. The convertible subordinated notes were convertible into a total of up to 20,356,232 shares of Gilead common stock at $12.28 per share. The convertible subordinated notes were redeemable in whole or in part, at the option of Gilead, at any time on or after December 20, 2003, at specified redemption prices plus accrued interest. Debt issuance costs of $8.2 million incurred in connection with the issuance of the convertible subordinated notes were recorded as other noncurrent assets, and were being amortized to interest expense on a straight-line basis over the contractual term of the convertible subordinated notes. In November 2003, Gilead called the convertible subordinated notes for redemption and converted all the notes to 20,356,232 shares of common stock in December 2003. Upon conversion, the $4.6 million unamortized balance of related debt issuance costs was reclassified to additional paid-in capital.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

13.    COMMITMENTS AND CONTINGENCIES

Lease Arrangements

We have entered into various long-term noncancelable operating leases for equipment and facilities. Facility leases in Foster City and San Dimas, California, Durham, North Carolina, the Dublin area of Ireland and the London area of the United Kingdom expire on various dates between 2009 and 2028. The Foster City lease has two five-year renewal options. The Durham lease has two seven-year renewal options. Our leases in Ireland and the United Kingdom are for 25 and 10 years, respectively, with rent subject to increase on the fifth anniversary of the commencement dates. We also have operating leases for sales, marketing and administrative facilities in Europe, Canada and Australia with various terms. Our equipment leases include two corporate aircrafts, with varying terms, one of which provides us with a renewal option upon expiration of the lease term.

Lease expense under our operating leases totaled approximately $17.2 million in 2005, $14.9 million in 2004, and $15.5 million in 2003.

Aggregate noncancelable future minimum rental payments under operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2006	$17,318
2007	16,306
2008	14,775
2009	11,348
2010	8,575
Thereafter	30,791

$99,113

Legal Proceedings

A number of states, counties and municipalities have filed complaints alleging that a large number of pharmaceutical defendants, including in some instances Gilead, reported inaccurate prices for their products, causing the governmental entity named as the plaintiff to overpay for pharmaceutical products furnished to participants in the Medicaid program. Twenty-six separate actions filed by New York City and numerous New York counties were consolidated in a multi-district litigation proceeding before the United States District Court for the District of Massachusetts. On August 23, 2005, these cases were voluntarily dismissed with respect to Gilead. To its knowledge, Gilead has been named in three additional cases, (1) State of Alabama v. Abbott Laboratories, Inc. et al., currently pending in the Circuit Court of Montgomery County, Alabama; (2) County of Erie v. Abbott Laboratories, Inc. et al., currently pending in the United States District Court for the District of Massachusetts and (3) State of Mississippi v. Abbott Laboratories, Inc., et al., currently pending in the Chancery Court of the First Judicial District of Hinds County, Mississippi. The complaints assert claims under federal and state law and seek damages (and, in the State of Alabama case, treble damages) and attorneys’ fees. We intend to defend the cases vigorously. The cases are all at a preliminary stage and it is not possible to predict the outcome. As such, no amounts have been accrued related to the outcome of these cases.

A purported class action complaint was filed on November 10, 2003, in the United States District Court for the Northern District of California against Gilead and our Company’s Chief Executive Officer, Chief Financial Officer, former Executive Vice President of Operations (and current Senior Business Advisor), Executive Vice

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

President of Research and Development, Senior Vice President of Manufacturing and Senior Vice President of Research. The complaint alleges that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of Gilead’s securities during the period from July 14, 2003 through October 28, 2003. Other similar actions were subsequently filed and the court issued an order consolidating the lawsuits into a single action on December 22, 2003. On February 9, 2004, the court issued an order appointing lead plaintiffs in the consolidated action. On April 30, 2004, the lead plaintiffs, on behalf of the purported class, filed their consolidated amended complaint. On June 21, 2004, the Company and individual defendants filed their motion to dismiss the consolidated amended complaint. On January 4, 2005, the court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed a second amended complaint on February 25, 2005 and a third amended complaint on March 11, 2005. On October 11, 2005, the court granted the defendants’ notion to dismiss the third amended complaint with leave to amend. On December 2, 2005, the plaintiffs filed a fourth consolidated amended complaint. The court heard defendants’ motion to dismiss on February 21, 2006, took the matter under submission and has yet to rendered its decision. We intend to defend the cases vigorously. As the outcome cannot be predicted at this time, no amount has been accrued related to the outcome of this matter.

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

In the normal course of business, we have entered into various firm purchase commitments for active pharmaceutical ingredients and inventory-related items. As of December 31, 2005, we had approximately $367.1 million in purchase commitments as follows: $126.6 million in 2006, $113.5 million in 2007 and $127.0 million in 2008.

14.    STOCKHOLDERS’ EQUITY

Preferred Stock

Gilead has 5,000,000 shares of authorized preferred stock issuable in series. Our Board of Directors (Board) is authorized to determine the designation, powers, preferences and rights of any such series. We have reserved 400,000 shares of preferred stock for potential issuance under the Amended and Restated Rights Agreement entered into by Gilead. There was no preferred stock outstanding as of December 31, 2005 and 2004.

Employee Stock Purchase Plan

Under Gilead’s Employee Stock Purchase Plan (ESPP), employees can purchase shares of Gilead common stock based on a percentage of their compensation. The purchase price per share must equal at least the lower of 85% of the market value on the date offered or the date purchased. A total of 12,640,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2005, 10,914,317 shares of the total shares reserved had been issued under the ESPP (10,442,556 shares as of December 31, 2004).

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Stock Option Plans

In May 2004, Gilead’s stockholders approved and Gilead adopted the 2004 Equity Incentive Plan (2004 Plan) as replacement for both the 1991 Stock Option Plan (1991 Plan) and the 1995 Non-Employee Directors’ Stock Option Plan (1995 Directors’ Plan). Under the 2004 Plan, 7,200,000 shares plus any shares previously authorized and available for issuance under the 1991 Plan and 1995 Director’s Plan were reserved for issuance. In May 2005, Gilead’s stockholder approved an increase of an additional 10,000,000 shares of common stock available for issuance under the 2004 Plan. The 2004 Plan provides for the issuance of various types of equity awards, such as, incentive stock options, nonstatutory stock options, stock appreciation rights (SAR), dividend equivalent rights, restricted stock, performance units, performance shares and phantom shares. Under the 2004 Plan, the exercise or purchase price of incentive stock options, nonstatutory stock options and SARs shall not be less than 100% of the fair value of Gilead’s common stock on the date of grant. In the case of other types of awards, the exercise or purchase price is determined by the plan administrator. Incentive stock options typically vest over five years pursuant to a formula determined by the Board and expire after ten years. The term of other awards shall be the term stated in the award agreement, but no more than ten years from the date of grant. Eligible participants include employees, directors and consultants of Gilead, except that only employees are eligible for incentive stock options. The Compensation Committee or its delegate determines the awards to be granted as well as vesting terms. At December 31, 2005, there were 19,775,561 shares remaining and available for future grant under the 2004 Plan.

In November 1991, Gilead adopted the 1991 Plan for issuance of common stock to employees and consultants. Options issued under the 1991 Plan can, at the discretion of the Board, be either incentive stock options or nonqualified stock options. In May 1998, the 1991 Plan was amended such that the exercise price of all stock options must be at least equal to the fair value of Gilead’s common stock on the date of grant. The options vest over five years pursuant to a formula determined by the Board and expire after ten years. The 1991 Plan was amended and restated in April 2000 to extend the term of the plan through 2010. In May 2002 the stockholders approved an amendment to the 1991 Plan that increased the total number of authorized shares under the plan from 94,000,000 to 106,000,000. In May 2004, the remaining shares available for future grant under the 1991 Plan were transferred to the 2004 Plan. Additionally, if options granted under the 1991 Plan expire or otherwise terminate without being exercised, the shares of our common stock reserved for such options again become available for future grant under the 2004 Plan.

In November 1995, Gilead adopted the 1995 Directors’ Plan for issuance of common stock to non-employee Directors pursuant to a predetermined formula. The exercise price of options granted under the Directors’ Plan must be at least equal to the fair value of Gilead’s common stock on the date of grant. For options granted before January 2003, vesting is over five years from the date of grant in quarterly five percent installments. Initial options granted from January 2003 to January 2004 to new Directors vest over three years from the date of grant in equal annual installments, while annual grants to existing Directors vest after one year. Initial options granted after January 2004 to new Directors vest over two years from the date of grant in equal installments, while annual grants to existing Directors vest immediately. All options expire after ten years. In May 2002, the stockholders approved an amendment to the Directors’ Plan that increased the total number of authorized shares under the Plan from 4,400,000 to 5,600,000. In May 2004, the remaining shares available for grant under the 1995 Plan were transferred to the 2004 Plan. Additionally, if options granted under the 1995 Plan expire or otherwise terminate without being exercised, the shares of our common stock reserved for such options again become available for future grant under the 2004 Plan.

Stock plans assumed by Gilead in the merger with NeXstar include the 1988 Stock Option Plan, the 1993 Incentive Stock Plan, and the 1995 Director Option Plan (collectively, NeXstar Plans). Options pursuant to the

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

NeXstar Plans that were issued and outstanding as of July 29, 1999 have been converted into options to purchase Gilead common stock as a result of the merger and remain subject to their original terms and conditions. No shares are available for grant of future options under any of the NeXstar Plans.

Stock plans assumed by Gilead in the acquisition of the net assets of Triangle include the 1996 Stock Option Plan and a separate stock option agreement with the former chief executive officer of Triangle (collectively, Triangle Plans). Options pursuant to each plan that were issued and outstanding as of January 23, 2003 have been converted into options to purchase approximately 4.0 million shares of Gilead common stock as a result of the acquisition and remain subject to their original terms and conditions. No shares are available for grant of future options under the Triangle Plans.

The following table summarizes activity under all Gilead, NeXstar and Triangle stock option plans. All option grants presented in the table had exercise prices not less than the fair value of the underlying stock on the grant date (shares in thousands):

	Year ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	49,413	$18.10	45,520	$13.50	42,120	$9.34
Granted and assumed	8,930	$36.39	12,748	$30.20	15,742	$20.87
Forfeited	(1,997)	$26.05	(1,817)	$20.74	(1,942)	$16.29
Exercised	(10,426)	$12.45	(7,038)	$9.61	(10,400)	$7.27

Outstanding, end of year	45,920	$22.60	49,413	$18.10	45,520	$13.50

Exercisable, end of year	22,237	$15.56	22,554	$11.41	19,996	$9.05

Weighted average fair value of options granted		$15.79		$13.71		$13.68

The following is a summary of Gilead options outstanding and options exercisable at December 31, 2005 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 2.25-$16.32	11,582	4.12	$7.80	10,859	$7.54
$ 16.40-$23.35	11,798	6.64	$17.43	6,619	$17.33
$ 24.84- 31.34	14,238	8.32	$29.86	3,414	$29.46
$ 31.40- 70.47	8,302	8.88	$38.13	1,345	$36.40

Total	45,920	6.93	$22.60	22,237	$15.56

Rights Agreement

In November 1994, we entered into a rights agreement (Rights Plan). The Rights Plan provides for the distribution of a preferred stock purchase right as a dividend for each share of Gilead common stock. The

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

purchase rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of our common stock, the purchase rights permit the holders (other than the 15% holder) to purchase Gilead common stock at a 50% discount from the market price at that time, upon payment of a specified exercise price per purchase right. In addition, in the event of certain business combinations, the purchase rights permit the purchase of the common stock of an acquirer at a 50% discount from the market price at that time. Under certain conditions, the purchase rights may be redeemed by the Board in whole, but not in part, at a price of $0.0025 per purchase right. The purchase rights have no voting privileges and are attached to and automatically trade with Gilead common stock.

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

15.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income and certain changes in stockholders’ equity that are excluded from net income. Such excluded items, other comprehensive income (loss), include changes in the fair value of our outstanding effective cash flow hedges, changes in unrealized gains and losses on our available-for-sale securities and changes in our cumulative foreign currency translation account. Comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 is included in our consolidated statement of stockholders’ equity. The components of comprehensive income (loss) are shown net of related taxes where the underlying assets or liabilities are held in jurisdictions that are expected to generate a future tax benefit or liability.

The following reclassifications were recorded in connection with net realized gains (losses) on sales of securities and cash flow hedges that were previously included in comprehensive income (loss) (in thousands):

	Year ended December 31,
	2005	2004	2003
Net unrealized loss related to available-for-sale securities, net of tax benefit of $825, $1,193 and $2,268 for 2005, 2004 and 2003, respectively	$(1,291)	$(1,866)	$(3,548)
Net unrealized gain (loss) related to cash flow hedges, net of tax provision of $3,656, $0 and $0 for 2005, 2004 and 2003, respectively	32,652	(26,549)	(765)
Reclassification adjustments, net of tax benefit (provision) of $11, $183 and $(303) for 2005, 2004 and 2003, respectively	18	1,051	(695)

Other comprehensive income (loss)	$31,379	$(27,364)	$(5,008)

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

The balance of accumulated other comprehensive income (loss), net of taxes, as reported on the consolidated balance sheets consists of the following components (in thousands):

	December 31,
	2005	2004
Net unrealized loss on available-for-sale securities	$(2,820)	$(1,932)
Net unrealized gain (loss) on cash flow hedges	5,719	(26,549)
Net foreign currency translation gain	8,679	9,789

Accumulated other comprehensive income (loss)	$11,578	$(18,692)

16.    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Gilead operates in one business segment, which primarily focuses on the development and commercialization of human therapeutics for infectious diseases. All products are included in one segment, because our major products, Viread, Truvada and Emtriva (collectively, our HIV products) and AmBisome, which together accounted for 89%, 90% and 93% of total product sales for the years ended December 31, 2005, 2004 and 2003, respectively, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods, and regulatory environment.

Product sales consist of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
HIV products:
Viread	$778,783	$782,915	$566,478
Truvada	567,829	67,865	—
Emtriva	47,486	57,600	10,021

Total HIV products	1,394,098	908,380	576,499
AmBisome	220,753	211,688	198,350
Hepsera	186,532	112,525	50,506
Vistide	6,629	7,904	7,576
DaunoXome	1,287	1,727	3,410

Total product sales:	$1,809,299	$1,242,224	$836,341

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Product sales and product-related contract revenue are attributed to countries based on ship-to location. Royalty and non-product related contract revenue are attributed to countries based on the location of the collaboration partner. Certain revenue amounts for 2004 and 2003 have been reclassified between geographic regions to conform to the current period presentation. The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands):

	Year ended December 31,
	2005	2004	2003
United States	$991,079	$657,902	$440,710

Outside of the United States:
France	156,370	120,859	89,176
Spain	125,171	103,329	78,391
United Kingdom	120,259	88,327	62,218
Italy	106,482	72,038	42,722
Germany	104,003	59,910	43,008
Switzerland	174,358	54,765	17,113
Other European countries	143,852	104,645	64,030
Other countries	106,826	62,846	30,496

Total revenues outside of the United States	1,037,321	666,719	427,154

Total revenues	$2,028,400	$1,324,621	$867,864

At December 31, 2005, the net book value of our property, plant and equipment was $242.6 million. Approximately 93% of such assets are located in the United States. At December 31, 2004, the net book value of property, plant and equipment was $223.1 million, and approximately 94% of such assets were located in the United States.

The following table summarizes revenues from our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Year ended December 31,
	2005	2004	2003
Cardinal Health, Inc.	18.0%	17.3%	17.3%
AmerisourceBergen Corp.	11.8%	10.9%	13.7%
McKesson Corp	11.8%	10.2%	11.6%

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

17.    INCOME TAXES

The provision for (benefit from) income taxes consisted of the following (in thousands):

		Year ended December 31,
		2005	2004	2003
Federal	Current	$313,397	$20,790	$5,175
	Deferred	(36,672)	141,218	(89,363)

		276,725	162,008	(84,188)

State	Current	91,943	16,883	1,016
	Deferred	(35,587)	20,654	(20,824)

		56,356	37,537	(19,808)

Foreign	Current	18,776	7,383	9,849
	Deferred	(3,979)	123	(1,383)

		14,797	7,506	8,466

		$347,878	$207,051	$(95,530)

Foreign pre-tax income (loss) was $263.9 million in 2005, $83.9 million in 2004 and $(79.7) million in 2003. The Company’s foreign subsidiaries generated operating losses in 2003 reflecting the costs of building a commercial infrastructure in Europe and the foreign subsidiaries’ investment in our R&D efforts. Cumulative unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, were approximately $103.0 million as of December 31, 2005. The residual U.S. tax liability, if such amounts were remitted, would be approximately $36.0 million.

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for (benefit from) income taxes is explained below (in thousands):

	Year ended December 31,
	2005	2004	2003
Income (loss) before provision for (benefit from) income taxes	$1,161,792	$656,422	$(167,533)

Tax at federal statutory rate	$406,627	$229,748	$(58,636)
State taxes, net of federal benefit	36,631	24,399	660
Foreign earnings at different rates	(36,413)	(8,607)	3,081
Benefit for qualified foreign earnings repatriation	(25,081)	—	—
Benefited losses	(14,192)	(14,192)	(150,842)
Change in valuation allowance	(8,154)	(14,192)	(111,570)
In-process R&D charge	—	—	170,913
Foreign losses at different rates	—	—	45,689
Other	(11,540)	(10,105)	5,175

Provision for (benefit from) income taxes	$347,878	$207,051	$(95,530)

Tax benefits associated with stock option exercises and the employee stock purchase plan were $168.5 million for the year ended December 31, 2005. Such benefit was credited to additional paid-in capital.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$35,246	$50,023
Reserves and accruals not currently deductible	21,629	23,052
Depreciation related	17,734	15,143
Research and other credit carryforwards	11,532	43,541
Capitalized intangibles	9,752	—
Capitalized R&D expenses	5,850	4,439
Other, net	53,672	8,718

Total deferred tax assets before valuation allowance	155,415	144,916
Valuation allowance	—	(33,349)

Total deferred tax assets	155,415	111,567

Deferred tax liabilities:
Unrealized gains on investments	(3,683)	—
Unremitted foreign earnings	—	(13,074)

Total deferred tax liabilities	(3,683)	(13,074)

Net deferred tax assets	$151,732	$98,493

The Company did not have a valuation allowance at December 31, 2005 and had a valuation allowance of $33.3 million at December 31, 2004. The valuation allowance decreased by $33.3 million, $25.8 million and $167.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. We have concluded, based on the standard set forth in SFAS No. 109, Accounting for Income Taxes, that it is more likely than not that we will realize the benefits from the related deferred tax assets. Approximately $11.0 million of the valuation allowance at December 31, 2004 related to tax benefits of stock option deductions, which was credited to additional paid-in capital in 2005.

At December 31, 2005, the Company had U.S. federal net operating loss carryforwards of approximately $100.7 million. The federal net operating loss carryforwards will expire at various dates through 2023, if not utilized. In addition, the Company had federal tax credit carryforwards of approximately $11.5 million that expire through 2022 if not utilized.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

On October 22, 2004, the AJCA was signed into law. The AJCA allows for a deduction of 85% of certain qualified foreign earnings that are repatriated, as defined in the AJCA. The Company has elected to apply this provision to qualifying earnings repatriation in fiscal 2005. The earnings repatriation resulted in a one-time tax benefit of approximately $25.1 million, which includes the reversal of the deferred tax liability previously accrued on unremitted foreign earnings of $13.1 million at December 31, 2004.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

18.    DEFERRED COMPENSATION PLANS

Gilead maintains one retirement savings plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (Gilead Plan). Under the Gilead Plan, employees may contribute up to 15% of their eligible annual compensation. Gilead makes matching contributions under the Gilead Plan. We contribute up to 50% of an employee’s first 6% of contributions up to an annual maximum match of $2,500. Our total matching contribution expense under the Gilead Plan was $1.8 million in both 2005 and 2004, and $1.4 million in 2003.

Gilead maintains a deferred compensation plan under which our directors and officers may defer compensation for income tax purposes. The deferred compensation plan is a non-qualified deferred compensation plan which is not subject to the qualification requirements under Section 401(a) of the Internal Revenue Code. Compensation deferred after December 31, 2004 is subject to the requirements of Section 409A of the Internal Revenue Code. Under the plan, officers may contribute up to 70% of their annual salaries and up to 100% of their annual bonus while directors may contribute up to 100% of their annual retainer fee. Amounts deferred by participants are deposited with a rabbi trust and are recorded in other noncurrent assets in the consolidated balance sheets. Beginning in 2004, directors may also elect to receive all or a portion of their annual cash retainer in phantom shares, which gives the participant the right to receive an amount equal to the value of a specified number of shares over a specified period of time and which will be payable in cash or shares as established by the plan administrator. As of December 31, 2005, we have issued 6,249 phantom shares. Participants can elect one of several distribution dates available under the plan at which they will receive their deferred compensation payment.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

19.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following amounts are in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005(1)(2)
Total revenues	$430,414	$495,269	$493,451	$609,266
Gross profit on product sales	342,796	385,189	401,706	419,282
Total costs and expenses	207,984	218,512	243,566	247,236
Net income	157,113	195,967	179,232	281,602
Net income per share—basic	$0.35	$0.43	$0.39	$0.61

Net income per share—diluted	$0.34	$0.41	$0.38	$0.59

2004(3)(4)(5)
Total revenues	$309,127	$319,722	$326,187	$369,585
Gross profit on product sales	241,636	257,240	269,885	306,876
Total costs and expenses	164,704	161,524	162,417	204,287
Net income	114,428	111,459	113,240	110,244
Net income per share—basic	$0.27	$0.26	$0.26	$0.25

Net income per share—diluted	$0.25	$0.24	$0.25	$0.24

(1)	In the fourth quarter of 2005, Gilead recognized $80.7 million in royalty revenue relating to the resolution of our dispute with Roche.
(2)	In the fourth quarter of 2005, Gilead recorded a one-time tax benefit of $25.1 million related to our repatriation of qualified foreign earnings under the AJCA.
(3)	In the first quarter of 2004, Gilead recorded a pre-tax gain of $20.6 million related to our warrants to purchase capital stock of Eyetech, which completed its initial public offering.
(4)	In the fourth quarter of 2004, Gilead recorded an expense of $7.4 million in connection with a make-whole payment to our convertible senior note holders in relation to the redemption and conversion of our convertible senior notes.
(5)	On September 3, 2004, Gilead implemented a two-for-one stock split in the form of stock dividends. All per share amounts for all periods presented have been restated to reflect the stock split.

GILEAD SCIENCES, INC.

Schedule II: Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2005:
Accounts receivable allowances(1)	$27,491	$114,810	$109,067	$33,234
Valuation allowance for deferred tax assets	33,349	—	33,349	—

Year ended December 31, 2004:
Accounts receivable allowances(1)	$25,607	$65,782	$63,898	$27,491
Valuation allowance for deferred tax assets	59,174	—	25,825	33,349

Year ended December 31, 2003:
Accounts receivable allowances(1)	$11,003	$47,755	$33,151	$25,607
Valuation allowance for deferred tax assets	226,821	—	167,647	59,174

(1)	Allowances are for doubtful accounts, sales returns, cash discounts and chargebacks.

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

Signature	Title	Date

/s/ JOHN C. MARTIN John C. Martin	President and Chief Executive Officer, Director (Principal Executive Officer)	March 3, 2006

/s/ JOHN F. MILLIGAN John F. Milligan	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2006

/s/ JAMES M. DENNY James M. Denny	Chairman of the Board of Directors	March 3, 2006

/s/ PAUL BERG Paul Berg	Director	March 3, 2006

/s/ JOHN F. COGAN John F. Cogan	Director	March 3, 2006

/s/ ETIENNE F. DAVIGNON Etienne F. Davignon	Director	March 3, 2006

Signature	Title	Date

/s/ JOHN W. MADIGAN John W. Madigan	Director	March 3, 2006

/s/ GORDON E. MOORE Gordon E. Moore	Director	March 3, 2006

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Director	March 3, 2006

/s/ GAYLE E. WILSON Gayle E. Wilson	Director	March 3, 2006