Form 10-Q
period 2006-06-30
GILEAD SCIENCES INC
filed 2006-08-04
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2006: 456,841,173

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business including the following: GILEAD SCIENCES®, AMBISOME® , EMTRIVA®, HEPSERA®, TRUVADA®, VIREAD® and VISTIDE®. ATRIPLATM is a trademark of Bristol-Myers Squibb & Gilead Sciences, LLC. MACUGEN® is a registered trademark belonging to OSI Pharmaceuticals, Inc. SUSTIVA® is a registered trademark and BARACLUDETM is a trademark of Bristol-Myers Squibb Company. TAMIFLU® is a registered trademark belonging to F. Hoffmann-La Roche Ltd. This report also includes other trademarks, service marks and trade names of other companies.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$884,449	$707,913
Short-term marketable securities	603,134	1,603,120
Accounts receivable, net	489,319	396,125
Inventories	318,713	216,903
Deferred tax assets	101,948	84,839
Prepaid expenses	37,535	48,383
Other current assets	56,771	34,925

Total current assets	2,491,869	3,092,208
Property, plant and equipment, net	253,760	242,568
Noncurrent portion of prepaid royalties	322,289	333,582
Noncurrent deferred tax assets	210,995	66,893
Long-term marketable securities	1,812,083	—
Minority interest in joint venture	1,298	1,665
Other noncurrent assets	87,354	29,400

	$5,179,648	$3,766,316

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$153,817	$70,908
Accrued clinical and preclinical expenses	11,524	10,514
Accrued compensation and employee benefits	52,868	59,927
Income taxes payable	58,504	95,739
Other accrued liabilities	157,438	149,516
Deferred revenue	13,568	18,353
Current portion of other long-term obligations	60,249	60,206

Total current liabilities	507,968	465,163
Long-term deferred revenue	34,349	32,725
Convertible senior notes	1,300,000	—
Other long-term obligations	139,417	240,650

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 1,400,000 shares authorized; 456,276 and 459,726 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	456	460
Additional paid-in capital	2,386,379	2,206,228
Accumulated other comprehensive income (loss)	(15,369)	11,578
Deferred stock compensation	—	(130)
Retained earnings	826,448	809,642

Total stockholders’ equity	3,197,914	3,027,778

	$5,179,648	$3,766,316

(1)	The condensed consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$590,691	$448,458	$1,150,044	$848,669
Royalty and contract revenue	94,611	46,811	228,136	77,014

Total revenues	685,302	495,269	1,378,180	925,683

Costs and expenses:
Cost of goods sold	77,883	63,269	168,240	120,684
Research and development	90,536	59,697	178,936	130,131
Selling, general and administrative	151,568	94,805	294,037	173,893

Total costs and expenses	319,987	217,771	641,213	424,708

Income from operations	365,315	277,498	736,967	500,975
Interest and other income, net	37,360	9,787	65,885	17,106
Interest expense	(5,207)	(15)	(8,931)	(24)
Minority interest in joint venture	1,244	914	2,238	1,175

Income before provision for income taxes	398,712	288,184	796,159	519,232
Provision for income taxes	133,562	92,217	268,305	166,152

Net income	$265,150	$195,967	$527,854	$353,080

Net income per share – basic	$0.58	$0.43	$1.15	$0.78

Net income per share – diluted	$0.56	$0.41	$1.10	$0.75

Shares used in per share calculation – basic	457,505	452,942	459,454	451,255

Shares used in per share calculation – diluted	476,217	472,595	479,004	470,226

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$527,854	$353,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,833	12,572
Stock-based compensation expense	66,400	474
Tax benefits from employee stock plans	62,751	60,000
Excess tax benefits from stock-based compensation	(50,499)	—
Deferred income taxes	(13,344)	53,822
Asset impairment	7,883	—
Write-down of inventory	6,820	—
Minority interest in joint venture	367	(743)
Other non-cash transactions	13,859	(54)
Changes in operating assets and liabilities:
Accounts receivable, net	(82,961)	31,556
Inventories	(106,459)	(30,069)
Prepaid expenses and other assets	(613)	(326)
Accounts payable	82,909	10,152
Income taxes payable	(37,235)	8,317
Accrued liabilities	(10,611)	18,096
Deferred revenue	(3,161)	(845)

Net cash provided by operating activities	487,793	516,032

INVESTING ACTIVITIES:
Purchases of marketable securities	(1,534,693)	(759,898)
Proceeds from sales of marketable securities	444,389	481,480
Proceeds from maturities of marketable securities	265,411	258,448
Purchases of non-marketable equity securities	(56,244)	—
Capital expenditures	(33,584)	(23,623)

Net cash used in investing activities	(914,721)	(43,593)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock	77,904	77,222
Proceeds from issuance of convertible senior notes, net of issuance costs	1,276,242	—
Proceeds from sale of warrants	235,495	—
Purchases of convertible note hedges	(379,145)	—
Repurchases of common stock	(544,943)	—
Repayments of long-term debt and other obligations	(101,276)	(117)
Excess tax benefits from stock-based compensation	50,499	—

Net cash provided by financing activities	614,776	77,105
Effect of exchange rate changes on cash	(11,312)	(36,835)

Net increase in cash and cash equivalents	176,536	512,709
Cash and cash equivalents at beginning of period	707,913	280,909

Cash and cash equivalents at end of period	$884,449	$793,618

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Gilead Sciences, Inc. (Gilead, the Company or we) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or for any subsequent interim period.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, prepaid royalties, clinical trial accruals, income tax provision and stock-based compensation. Actual results may differ from these estimates. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and its joint venture with Bristol-Myers Squibb Company (BMS), of which Gilead is the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). Minority interest is recorded for BMS’s interest in the joint venture. Significant intercompany transactions have been eliminated.

On January 1, 2006, we began reporting net foreign exchange transaction gains or losses as well as fair value changes on derivative instruments not designated as hedges in interest and other income, net, in our Condensed Consolidated Statements of Income. These amounts, which were previously reported as selling, general and administrative (SG&A) expenses, were reclassified to conform to the current period presentation. Additionally, we began classifying interest receivable related to our marketable securities into other current assets in our Condensed Consolidated Balance Sheets to conform to the current period presentation. This reclassification had the effect of increasing other current assets and decreasing marketable securities by $12.9 million as of December 31, 2005. On our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005, this reclassification had the effect of decreasing net cash used in investing activities and decreasing net cash provided by operating activities by $2.8 million. This reclassification did not affect our Condensed Consolidated Statements of Income.

As a result of our issuance of the convertible senior notes and related transactions in April 2006 (see Note 8), our cash, cash equivalents and marketable securities increased significantly. We believe that, when the net proceeds from these transactions are considered together with our existing cash, cash equivalents, marketable securities and our credit facility (see Note 8), we now have the ability to hold the long-term marketable securities until their respective maturities. Accordingly, during the quarter ended June 30, 2006, we began classifying our marketable securities portfolio as short-term or long-term according to their contractual maturities.

The accompanying financial information should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC).

Recent Accounting Pronouncements

In July 2006 the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

Earnings Per Share

Basic earnings per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted-average number of shares of common stock and other dilutive securities outstanding during the period. Potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents, the assumed conversion of our convertible senior notes due in 2011 (2011 Notes) and our convertible senior notes due in 2013 (2013 Notes) (collectively, the Notes) and the assumed exercise of the warrants relating to the Notes are determined under the treasury stock method.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$265,150	$195,967	$527,854	$353,080

Denominator:
Weighted-average shares of common stock outstanding used in calculation of basic earnings per share	457,505	452,942	459,454	451,255
Effect of dilutive securities:
Stock options and equivalents	18,712	19,653	19,550	18,971

Weighted-average shares of common stock outstanding used in calculation of diluted earnings per share	476,217	472,595	479,004	470,226

Options to purchase approximately 7.6 million and 6.3 million shares of common stock were also outstanding during the three and six months ended June 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. In addition, due to the inclusion of the restrictions on conversion under our Notes, our diluted earnings per share computation will not give effect to the dilution from the conversion of the Notes until the share price of our common stock exceeds $77.50 and $76.20 for the 2011 Notes and 2013 Notes, respectively. Options to purchase approximately 0.1 million and 0.6 million shares of common stock were outstanding during the three and six months ended June 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which requires that all share-based payments to employees and directors, including grants of stock options, be recognized in the income statement based on their fair values, beginning with the first quarterly period of the first fiscal year beginning on or after June 15, 2005, with early adoption permitted. SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported in the statement of cash flows as a financing cash flow, rather than as an operating cash flow. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows. On January 1, 2006, we adopted SFAS 123R using the modified prospective method, one of the adoption methods permitted under SFAS 123R (see Note 10).

2. INVENTORIES

Inventories are summarized as follows (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$189,289	$147,950
Work in process	60,384	25,061
Finished goods	69,040	43,892

Total inventories	$318,713	$216,903

Our inventory balance as of June 30, 2006 and December 31, 2005 included Sustiva® (efavirenz) active pharmaceutical ingredient (API) which we purchased from BMS at BMS’s approximate market value of Sustiva, in anticipation of the impending launch of the co-formulation of Truvada and BMS’s Sustiva.

During the first quarter of 2006, based on our regular evaluation of forecasted sales and existing pricing, we concluded that we would not fully recover the capitalized manufacturing costs associated with our Gilead Access Program inventory. As a result, we recorded $6.8 million in cost of goods sold to write down this inventory to its estimated net realizable value.

3. ASSET DISPOSAL

In March 2006, we received local city approval to proceed with the demolition of two of our owned buildings in Foster City, California, and to begin construction of new facilities. We included the charge associated with the write-off of these buildings, equal to their aggregate net book value of $7.9 million, in SG&A expenses during the first quarter of 2006.

4. EUROPEAN HEADQUARTERS RELOCATION

In June 2005, we announced that the commercial, medical and administrative groups of our European headquarters, based in Paris, France, would be relocated to the London area in the United Kingdom to be closer to our European headquarters for our regulatory, safety and information technology groups already located in the Cambridge area in the United Kingdom. We believe that this relocation will enable us to achieve efficiencies through the closer proximity of the groups as we position our company to compete with the large pharmaceutical companies at a global level. Our French subsidiary continues to occupy our existing Paris facilities as we continue to expand our sales and marketing presence in France.

In the third quarter of 2005, when the relocation plans were finalized, we accrued a charge of $8.4 million, primarily consisting of employee severance costs and termination benefits, which was included in SG&A expenses. As of June 30, 2006, $5.7 million of these severance costs and termination benefits has been charged against the accrual that is included in accrued compensation and employee benefits in the Condensed Consolidated Balance Sheets. Additional costs relating to the new headquarters in the United Kingdom, including recruitment costs, legal expenses, capital expenditures and other related costs are being expensed as incurred. Based upon the most current information available, we believe that the aggregate severance, relocation and recruiting costs resulting from the relocation of our European headquarters continues to be in the range of $10 million to $13 million.

5. COLLABORATIVE ARRANGEMENTS AND CONTRACTS

As a result of entering into strategic collaborations from time to time, we may hold investments in non-public companies. We record these nonmarketable equity securities at cost in other noncurrent assets, less any amounts for other-than-temporary impairment. We regularly review these investments for indicators of impairment. We also review our interests in our investee companies for consolidation and/or appropriate disclosure under the provisions of FIN 46R. As of June 30, 2006, we determined that certain of our investee companies are variable interest entities; however, other than of our joint venture with BMS, we are not the primary beneficiary. Accordingly, we have conformed our disclosures with this determination.

Corus Pharma

In April 2006, we invested $25.0 million in Series C preferred stock issued by Corus Pharma, Inc. (Corus), a privately-held company based in Seattle, Washington that focuses on the development of novel drugs for respiratory and infectious diseases. The Series C preferred stock is convertible into Corus’s common stock on a one-to-one basis, which ratio may be adjusted for future dilutive stock issuances by Corus and certain other events. The investment in Corus has been accounted for using the cost method and is recorded in other noncurrent assets. In connection with the purchase of the Series C preferred stock, we also entered into an agreement with Corus whereby we received an exclusive option to acquire all of Corus’s remaining equity securities for a combination of cash (payable to Corus’s stockholders) and Gilead stock options (issuable to Corus’s option holders) having an aggregate value of $365.0 million, subject to certain adjustments. In July 2006, we announced that we had agreed to exercise this option and concurrently entered into an agreement with Novartis Vaccines and Diagnostics, Inc. (Novartis) whereby Novartis has agreed to dismiss its litigation against Corus for a payment to be made by Gilead. We exercised the option in August 2006. We expect the acquisition to close in the third quarter of 2006, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of other closing conditions.

Japan Tobacco

In March 2005, we entered into a licensing agreement with Japan Tobacco Inc. (Japan Tobacco), under which Japan Tobacco granted Gilead exclusive rights to develop and commercialize a novel HIV integrase inhibitor, GS 9137 (formerly called JTK-303), in all countries of the world, excluding Japan, where Japan Tobacco will retain such rights. Under the terms of the agreement, we incurred an upfront license fee of $15.0 million which was included in research and development (R&D) expenses in the first quarter of 2005 as there was no future alternative use for this technology. In March 2006, we recorded $5.0 million in R&D expenses related to a milestone we incurred as a result of dosing the first patient in a Phase 2 clinical study. We are obligated to make additional payments upon the achievement of other milestones as well as pay royalties based on any future net product sales in the territories where we may market the drug.

Achillion Pharmaceuticals

In November 2004, we entered into an exclusive license and collaboration agreement with Achillion Pharmaceuticals, Inc. (Achillion). Under the terms of this agreement, we were granted worldwide rights for the research, development and commercialization of certain small molecule hepatitis C virus (HCV) replication inhibitors involving HCV protease, for the treatment of HCV infection. Achillion is obligated to continue development of the compounds according to a mutually agreed-upon development plan through completion of a proof-of-concept clinical study in HCV-infected patients. The costs incurred to achieve proof-of-concept will be shared equally between Gilead and Achillion. Following the proof-of-concept study, Gilead will assume full responsibilities and costs associated with development and commercialization of compounds warranting further development. Achillion has the option to participate in U.S. commercialization efforts for future products arising from this collaboration.

In addition, we have invested in Achillion’s convertible preferred stock and have agreed to make payments to Achillion upon achievement of certain milestones outlined in our agreement and pay royalties on future net sales of products arising from this collaboration. As of June 30, 2006, our net investment in Achillion’s convertible preferred stock was $12.6 million, which was recorded in other noncurrent assets.

OSI Pharmaceuticals, Inc.

In March 2000, we entered into an agreement with Eyetech Pharmaceuticals, Inc., which was acquired by OSI Pharmaceuticals, Inc. (OSI) in 2005, relating to Macugen. Macugen is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, OSI received worldwide rights to all therapeutic uses of Macugen and was responsible for all R&D costs. We are entitled to receive payments from OSI if OSI reaches certain milestones as well as for royalties on worldwide net sales of Macugen, subject to our obligation to make payments to third parties relating to these royalties. In February 2006, Macugen was approved in the European Union, and in June 2006, we recognized a $5.0 million milestone payment from OSI relating to the first commercial sale of Macugen in the European Union which was included in contract revenue.

6. JOINT VENTURE WITH BRISTOL-MYERS SQUIBB

In December 2004, we entered into a collaboration with BMS to develop and commercialize the single tablet regimen of Gilead’s Truvada and BMS’s Sustiva in the United States. Structured as a joint venture, Gilead and BMS formed the limited liability company, Bristol-Myers Squibb & Gilead Sciences, LLC. Under the terms of the collaboration, Gilead and BMS granted royalty-free sublicenses to the joint venture for the use of their respective company-owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. The ownership interests of the joint venture by Gilead and BMS, which reflect their respective economic interests, are based on the fraction of the estimated net selling price of the single tablet regimen attributable to Truvada and Sustiva, respectively, and will be adjusted on an annual basis. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both Gilead’s and BMS’s respective economic interests in the joint venture may vary annually.

Gilead has primary responsibility for clinical development activities and regulatory filings relating to any new products resulting from the collaboration, and BMS and Gilead will share marketing and sales efforts (both parties will provide equivalent sales force efforts for a minimum number of years). The daily operations of the joint venture are governed by four primary joint committees. Gilead is responsible for accounting, financial reporting and product distribution for the joint venture. Both parties agreed to provide their respective bulk API to the joint venture at their approximate market values. As of June 30, 2006, the joint venture held approximately $87.4 million of Sustiva API which it purchased from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market and included in raw materials inventory, as well as $16.5 million of Sustiva API included in work-in-process inventory. In April 2006, the joint venture filed a New Drug Application with the U.S. Food and Drug Administration for approval of the single tablet regimen for the treatment of HIV infection in adults and in July 2006, the joint venture received approval for this single tablet regimen, which has been given the trade name AtriplaTM (efavirenz/emtricitabine/tenofovir disoproxil fumarate).

The joint venture’s total equity investment at risk is not expected to be sufficient to allow it to finance its operational activities without the ongoing funding of Gilead and BMS. Although we are the primary beneficiary, the legal structure of the joint venture limits the recourse that its creditors will have over the general credit or assets of Gilead. As explained in Note 1, our Condensed Consolidated Financial Statements include the accounts of our joint venture with BMS and reflect BMS’s minority interest in the joint venture.

7. ACQUISITION OF RAYLO CHEMICALS INC.

On June 6, 2006, we entered into a stock purchase agreement with Degussa AG (Degussa), a Germany-based specialty chemicals company, and its wholly-owned subsidiary, LaPorte Nederland BV. Under the terms of this agreement and subject to certain closing conditions, Gilead will acquire Raylo Chemicals Inc. (Raylo), Degussa’s Canadian subsidiary from Degussa for €115.2 million (approximately $144.3 million). The Company has entered into a Euro forward contract in order to hedge the U.S. dollar price of the transaction. The forward contract does not qualify for hedge accounting treatment under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and therefore all changes in fair value are recorded in interest and other income, net, in our Condensed Consolidated Statement of Income. Gilead paid a deposit of €18.0 million ($23.0 million) upon signing of the agreement which we recorded in other current assets in our Condensed Consolidated Balance Sheet. The companies expect the transaction to close in the fourth quarter of 2006.

Additionally, Gilead Science Limited (GSL), one of our wholly-owned Irish subsidiaries, entered into a seven-year supply agreement with Degussa for the manufacture and supply of certain API for certain of Gilead’s products. During the term of the agreement, Gilead is obligated to purchase total API valued at approximately €177.0 million (approximately $221.8 million). If the acquisition of Raylo is not completed, subject to certain conditions, the parties may terminate the agreement or reduce its term to three years, which would result in a reduction in the amount of API to be purchased by GSL. Gilead has guaranteed the performance of GSL under this agreement.

8. LONG-TERM OBLIGATIONS

Convertible Senior Notes

In April 2006, we issued $650.0 million principal amount of convertible senior notes due 2011 (2011 Notes) and $650.0 million principal amount of convertible senior notes due 2013 (2013 Notes) (collectively, the Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2011 Notes and the 2013 Notes were issued at par and bear interest rates of 0.50% and 0.625%, respectively. Debt issuance costs of $23.8 million in connection with the issuance of the Notes were recorded in other noncurrent assets and are being amortized to interest expense on a straight-line basis over the contractual terms of the Notes. The aggregate principal amount of the Notes sold reflects the full exercise by the initial purchasers of their option to purchase additional Notes to cover over-allotments. The 2011 Notes may be convertible based on an initial conversion rate of 12.9024 shares per $1,000 principal amount of 2011 Notes (which represents an initial conversion price of approximately $77.50 per share). The 2013 Notes may be convertible based on an initial conversion rate of 13.1230 shares per $1,000 principal amount of 2013 Notes (which represents an initial conversion price of approximately $76.20 per share). The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after September 30, 2006 if the closing price of our common stock for at least 20 trading days during the last 30 consecutive trading day period of the previous quarter is more than 130% of the applicable conversion price per share, 2) if we make specified distributions to holders of our common stock or if specified corporate transactions occur, or 3) during the last month prior to maturity of the applicable Notes. Upon conversion, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the Note or (ii) the conversion value, as defined. If the conversion value exceeds $1,000, we will also deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If the Notes are converted in connection with a change in control, as defined, we may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require us to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon, if any.

Concurrent with the issuance of the Notes, we purchased convertible note hedges in private transactions at a cost of $379.1 million to cover, subject to customary anti-dilution adjustments, 16.9 million shares of our common stock at strike prices that correspond to the initial conversion prices of the Notes. If the market value per share of our common stock at the time of conversion of the Notes is above the strike price of the applicable convertible note hedges, we are entitled to receive from the counterparties in the transactions cash or common stock or a combination of cash and common stock for the excess of the then market price of the common stock over the strike price of the convertible note hedges. We also sold warrants to acquire 16.9 million shares of our common stock, subject to customary anti-dilution adjustments, in private transactions and received net proceeds of $235.5 million. If the market value of our common stock at the time of the exercise of the applicable warrants exceeds their respective strike prices, we will be required to net settle with the respective counterparties for the value of the warrants in excess of the warrant strike prices. The warrants have strike prices of $101.60 per share (for the warrants expiring in 2011) and $107.79 per share (for the warrants expiring in 2013) and are exercisable only on the respective expiration dates. Taken together, the convertible note hedges and warrants are intended to reduce the potential dilution upon future conversions of the Notes by effectively increasing the initial conversion price to $101.60 per share for the 2011 Notes and $107.79 per share for the 2013 Notes. The net cost of $143.7 million of the convertible note hedges and warrant transactions was recorded in stockholders’ equity.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recorded the convertible note hedges and warrants in additional paid-in capital (APIC) as of June 30, 2006, and will not recognize subsequent changes in their respective fair values. In addition, in accordance with SFAS 109 and EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, we also recorded a deferred tax asset of $147.9 million in APIC as of June 30, 2006 for the effect of the future tax benefits related to the convertible note hedges.

Contemporaneously with the closing of the sale of the Notes, a portion of the net proceeds from the Notes’ issuance and the proceeds of the warrant transactions were used to repurchase 8.4 million shares of our common stock for $544.9 million under our stock repurchase program.

Credit Facilities

In December 2005, we entered into an agreement with a syndicate of banks for a five-year $500.0 million senior credit facility. The $500.0 million facility consisted of an uncollateralized $300.0 million term loan, which was entered into by Gilead Biopharmaceutics Ireland Corporation (GBIC), one of our wholly-owned Irish subsidiaries, and an uncollateralized $200.0 million revolving credit facility, which was entered into by the U.S. parent company, Gilead Sciences, Inc. The proceeds from the term loan were used by GBIC in December 2005 to facilitate a cash dividend distribution of $280.0 million to the parent company as part of the repatriation of our qualified foreign earnings under the provisions of the American Jobs Creation Act.

Under the terms of our term loan, the minimum amount of the principal payment that is required to be repaid at the end of each calendar quarter, beginning on March 31, 2006, is $15.0 million. Interest is accrued at a rate of LIBOR plus a tiered contractual rate of up to 62.5 basis points and is payable quarterly in arrears. GBIC can prepay the term loan, together with accrued interest on the prepaid principal, at any time in whole or in part without penalty or premium. During the six months ended June 30, 2006, $101.0 million of the term loan principal was repaid. Any outstanding interest or principal at December 2010 is payable on demand. The U.S. parent company and another wholly-owned subsidiary, Gilead Vintage Park, LLC, are guarantors. As of June 30, 2006, the outstanding principal on the term loan was $199.0 million.

Under the terms of the revolving credit facility, interest is accrued and payable at a rate of LIBOR plus a tiered contractual rate of up to 50 basis points, and is payable quarterly in arrears. The parent company can prepay any outstanding borrowings, together with accrued interest on the prepaid principal, at any time in whole or in part without penalty or premium. Any outstanding interest or principal at December 2010 is payable on demand. The capacity of the revolving credit facility will increase to a maximum of $500.0 million as the term loan is repaid. We have the ability to irrevocably cancel any unutilized portion of the revolving credit facility, in whole or in part. Any proceeds obtained under the revolving credit facility are expected to be used for working capital, capital expenditures and other general corporate purposes, including the issuance of letters of credit up to $25.0 million. Gilead Vintage Park, LLC is the guarantor. In June 2006, the revolving credit facility was increased to $301.0 million as a result of our cumulative principal repayments of $101.0 million that we have made under the term loan. As of June 30, 2006, we did not have any borrowings under the revolving credit facility.

9. CONTINGENCIES

Legal Proceedings

A number of states, counties and municipalities have filed complaints alleging that a large number of pharmaceutical company defendants, including in some instances Gilead, reported inaccurate prices for their products, causing the governmental entity named as the plaintiff to overpay for pharmaceutical products furnished to participants in the Medicaid program. Separate actions filed by New York City and numerous New York counties were consolidated into a multi-district litigation proceeding before the United States District Court for the District of Massachusetts. On August 23, 2005, these cases were voluntarily dismissed with respect to Gilead. To our knowledge, we have been named in five additional cases, (1) State of Alabama v. Abbott Laboratories, Inc. et al., currently pending in the Circuit Court of Montgomery County, Alabama; (2) County of Erie v. Abbott Laboratories, Inc. et al., currently pending in the Supreme Court of the State of New York, County of Erie (3) State of Mississippi v. Abbott Laboratories, Inc., et al., currently pending in the Chancery Court of the First Judicial District of Hinds County, Mississippi; (4) County of Oswego v. Abbott Laboratories, Inc. et al., currently pending in the Supreme Court of the State of New York, in the County of Oswego; and (5) County of Schenectady v. Abbott Laboratories, Inc. et al., currently pending in the Supreme Court of the State of New York, in the County of Schenectady. The complaints assert claims under state law and seek damages (and, in some cases, treble damages) and attorneys’ fees. We intend to defend the cases vigorously. The cases are all at a preliminary stage and it is not possible to predict the outcome. As such, no amounts have been accrued related to the outcome of these cases.

On May 12, 2006, the United States District Court for the Northern District of California executed orders dismissing in its entirety and with prejudice the Fourth Consolidated Amended Complaint associated with a purported class action lawsuit against Gilead and our Chief Executive Officer, Chief Financial Officer, former Executive Vice President of Operations (and current Senior Business Advisor), Executive Vice President of Research and Development, Senior Vice President of Manufacturing and Senior Vice President of Research, alleging that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs have appealed the dismissal.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, results of operations or financial position.

Other Matters

In March 2006, we initiated an evaluation of our European distribution framework outside of our existing European subsidiaries. As a result, we initiated contact with certain of our European distributors with our intent to ultimately terminate these distribution agreements. This process may entail lengthy negotiations with these distributors. Although it is probable that we will incur contract termination costs, we are currently unable to reasonably estimate such costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and as such, no amount has been accrued related to the outcome of these negotiations.

10. STOCK-BASED COMPENSATION

On January 1, 2006, we adopted the provisions of SFAS 123R which requires that the fair value of all share-based payments to employees and directors, including grants of stock options, be recognized in our Condensed Consolidated Statements of Income. We applied the modified prospective method, one of the adoption methods permitted under SFAS 123R, which requires that compensation expense be recorded for the vesting of all nonvested stock options and other stock-based awards at the beginning of the first quarter of adoption of SFAS 123R. In accordance with the modified prospective method, no prior period amounts have been restated to reflect our adoption of SFAS 123R.

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

The table below presents net income and basic and diluted net income per share as if compensation cost for the Company’s stock option plans and employee stock purchase plan (ESPP) had been determined based on the estimated fair value of awards under those plans on the grant or purchase date in accordance with SFAS 123 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income – as reported	$195,967	$353,080
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	55	147
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(21,083)	(40,549)

Pro forma net income	$174,939	$312,678

Net income per share:
Basic - as reported	$0.43	$0.78

Basic - pro forma	$0.39	$0.69

Diluted - as reported	$0.41	$0.75

Diluted - pro forma	$0.37	$0.67

Adoption of SFAS 123R

Stock-based compensation is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Income using a graded vesting expense attribution approach for nonvested stock options granted prior to the adoption of SFAS 123R and using the straight-line expense attribution approach for stock options granted after the adoption of SFAS 123R. As stock-based compensation expense related to stock options recognized on adoption of SFAS 123R is based on awards ultimately expected to vest, gross expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience. Prior to the adoption of SFAS 123R, pro forma information required under SFAS 123 included forfeitures as they occurred.

The table below summarizes the impact of adopting SFAS 123R effective January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of goods sold	$2,526	$5,713
Research and development expenses	12,892	24,842
Selling, general and administrative expenses	21,349	35,845

Stock-based compensation expense included in total costs and expenses	36,767	66,400
Tax benefit related to stock-based compensation expense	(9,046)	(15,175)

Stock-based compensation expense included in net income	$27,721	$51,225

Stock-based compensation expense included in net income per share:
Basic	$0.06	$0.11

Diluted	$0.06	$0.11

During the three and six months ended June 30, 2006, we capitalized $2.6 million and $5.1 million, respectively, into inventory. The total fair value of stock options that vested during the three and six months ended June 30, 2006 was $30.5 million and $67.1 million, respectively. As of June 30, 2006, we had stock-based compensation expense of $236.0 million related to nonvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of 2.4 years.

Valuation Assumptions

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility and expected award life. In connection with our adoption of SFAS 123R, we refined the methodologies used to derive our valuation model assumptions. To calculate the estimated fair value of the awards, we used the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected Volatility:
Stock options	39%	46%	39%	46%
ESPP	33%	46%	34%	46%
Expected life in years:
Stock options	5.1	4.3	5.3	4.8
ESPP	1.1	1.4	1.2	1.4
Risk-free interest rate:
Stock options	5.0%	3.8%	4.6%	3.7%
ESPP	5.0%	2.6%	4.8%	2.6%
Expected dividend yield	0%	0%	0%	0%

The fair value of stock options granted prior to the adoption of SFAS 123R was calculated using the multiple option approach while the fair value of stock options granted beginning January 1, 2006 was calculated using the single option approach.

Prior to the adoption of SFAS 123R, we used historical stock price volatility. In connection with our adoption of SFAS 123R, we determined that a blend of historical volatility along with implied volatility for traded options on Gilead’s stock is a better reflection of market activity and expected volatility.

The expected life of stock-based awards represents the weighted-average period the awards are expected to remain outstanding. We estimate the weighted-average expected life based on historical cancellation and historical exercise data related to our stock options as well as the contractual term and vesting terms of the awards.

The risk-free interest rate is based upon observed interest rates appropriate for the term of the stock-based awards. The dividend yield is based on our history and expectation of dividend payouts.

Other Stock-Based Compensation Information

In May 2004, Gilead’s stockholders approved and we adopted our 2004 Equity Incentive Plan (2004 Plan). Stock options under the NeXstar Pharmaceuticals, Inc. (NeXstar) and Triangle Pharmaceuticals, Inc. (Triangle) stock option plans, which we assumed as a result of the merger with NeXstar and the acquisition of Triangle, have been converted into Gilead options effective with the merger or acquisition. The 2004 Plan is a broad-based, incentive plan that allows for the awards to be granted to employees, directors and consultants of Gilead. Historically, few grants have been made to consultants and currently there are no grants outstanding to consultants. The 2004 Plan provides for option grants designated as either nonqualified or incentive stock options. In May 2006, Gilead’s stockholders approved an increase of an additional 10,000,000 shares of common stock available for issuance under the 2004 Plan. Prior to January 1, 2006, Gilead granted both nonqualified and incentive stock options while after January 1, 2006, all stock options granted are nonqualified stock options. Under the 2004 Plan, employee stock options generally vest over five years, are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices not less than the fair value of our common stock on the grant date. Stock option exercises are settled with newly issued common stock from the 2004 Plan’s previously authorized and available pool of shares. As of June 30, 2006, there were 23,931,078 shares remaining and available for future grant under the 2004 Plan.

Under Gilead’s ESPP, employees can purchase shares of Gilead common stock based on a percentage of their compensation. The purchase price per share is equal to the lower of 85% of the fair value of our common stock on the offering date or the purchase date. A two-year look-back feature in our ESPP causes the offering period to reset if the fair value of our common stock on the purchase date is less than that on the original offering date. ESPP purchases by employees are settled with newly issued common stock from the ESPP’s previously authorized and available pool of shares. As of June 30, 2006, there were 1,444,861 shares remaining and available for issuance under the ESPP.

The following table summarizes activity under all Gilead, NeXstar and Triangle stock option plans. All option grants presented in the table had exercise prices not less than the fair value of the underlying stock on the grant date (shares in thousands):

	Six Months Ended June 30, 2006		Year Ended December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	45,920	$22.60	49,413	$18.10
Granted	6,967	$58.03	8,930	$36.39
Forfeited	(1,136)	$29.51	(1,997)	$26.05
Exercised	(4,627)	$14.81	(10,426)	$12.45

Outstanding, end of period	47,124	$28.43	45,920	$22.60

Exercisable, end of period	22,669	$18.17	22,237	$15.56

Weighted average grant-date fair value		$24.80		$15.79

The following is a summary of Gilead stock options outstanding and stock options exercisable at June 30, 2006 (options and aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.25 - $16.44	10,871	4.1	$9.39	$541,035	10,326	4.0	$9.06	$517,379
$16.45 - $27.78	9,658	6.4	$18.68	390,945	5,905	6.3	$18.25	241,601
$28.24 - $31.34	11,821	7.9	$30.14	343,094	4,155	7.8	$30.02	121,093
$31.40 - $57.36	9,752	8.7	$41.83	169,003	2,265	7.9	$37.44	49,188
$57.91 - $70.47	5,022	9.6	$58.37	4,457	18	1.5	$67.54	—

Total	47,124	7.0	$28.43	$1,448,534	22,669	5.7	$18.17	$929,261

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $208.0 million.

The following is a summary of the activity relating to Gilead’s nonvested restricted stock awards for the six months ended June 30, 2006 (shares in thousands):

	Shares	Weighted Average Grant-Date Fair Value
Nonvested, January 1, 2006	—	$—
Granted	8,250	$57.54
Forfeited	—	$—
Vested	—	$—

Nonvested, June 30, 2006	8,250	$57.54

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In March 2006, Gilead’s Board of Directors authorized a program for the repurchase of Gilead common stock in an amount of up to $1.0 billion over a two year period. Stock repurchases under this program may be made through open market and private block transactions pursuant to Rule 10b5-1 plans or privately negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

In April 2006, Gilead repurchased and retired 8.4 million shares of Gilead common stock at $65.13 per share for an aggregate of $544.9 million. The remaining authorized amount of stock repurchases that may be made under this stock repurchase program which terminates in March 2008 is $455.0 million. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to APIC with the amounts in excess of the estimated original sales price charged to retained earnings. As a result of our stock repurchase in April 2006, we reduced common stock and APIC by $33.9 million and retained earnings by $511.0 million.

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$265,150	$195,967	$527,854	$353,080
Net foreign currency translation gain (loss)	533	(3,167)	424	(5,028)
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	(8,388)	14,359	(14,651)	36,447
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	(5,041)	1,749	(12,720)	(293)

Comprehensive income	$252,254	$208,908	$500,907	$384,206

12. SEGMENT INFORMATION

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

Product sales consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
HIV Products:
Truvada	$299,255	$123,110	$548,201	$214,277
Viread	167,441	209,111	359,217	406,954
Emtriva	8,665	12,133	18,627	24,579

Total HIV products	475,361	344,354	926,045	645,810
AmBisome	55,628	56,207	109,428	110,421
Hepsera	56,844	45,805	109,499	88,470
Vistide	2,356	1,502	4,150	3,097
DaunoXome	502	590	922	871

Total product sales	$590,691	$448,458	$1,150,044	$848,669

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$331,393	$236,470	$631,987	$466,017

Outside of the United States:
Switzerland	77,144	39,044	196,089	54,003
France	53,969	39,920	102,284	79,032
Spain	42,224	31,249	77,369	61,614
Italy	38,674	28,342	73,889	53,994
United Kingdom	36,475	29,880	71,518	53,818
Germany	32,124	24,516	61,038	50,917
Other European countries	43,062	32,544	91,117	57,721
Other countries	30,237	33,304	72,889	48,567

Total revenues outside of the United States	353,909	258,799	746,193	459,666

Total revenues	$685,302	$495,269	$1,378,180	$925,683

The following table summarizes revenues from our customers and collaboration partner who individually account for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cardinal Health, Inc.	17%	17%	17%	18%
AmerisourceBergen Corp.	11%	12%	11%	12%
McKesson Corp.	12%	12%	12%	12%
F. Hoffmann-La Roche Ltd.	11%	*	14%	*

*	Amount less than 10%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited condensed consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2005 and our unaudited condensed consolidated financial statements for the six-month period ended June 30, 2006 included in this Quarterly Report on Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Executive Summary

We are a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases. We are a multinational company, with revenues from ten approved products and marketing operations in twelve countries. We focus our research and clinical programs on anti-infectives. Currently, we market Truvada® (tenofovir disoproxil fumarate and emtricitabine), Viread® (tenofovir disoproxil fumarate), and Emtriva® (emtricitabine) for the treatment of HIV infection; Hepsera® (adefovir dipivoxil) for the treatment of chronic hepatitis B; AmBisome® (amphotericin B) liposome for injection for the treatment of fungal infection; and Vistide® (cidofovir injection) for the treatment of cytomegalovirus (CMV) retinitis. In July 2006, we also began marketing AtriplaTM (efavirenz, emtricitabine and tenofovir disoproxil fumarate), a single tablet regimen of our Truvada and Bristol-Myers Squibb Company’s (BMS) Sustiva® (efavirenz), with our joint venture partner, BMS. F. Hoffmann-La Roche Ltd (Roche) currently markets Tamiflu® (oseltamivir phosphate) for the treatment and prevention of influenza under a royalty-paying development and license agreement with us. OSI Pharmaceuticals, Inc. (OSI) markets Macugen® (pegaptanib sodium injection) in the United States and Europe for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us.

Our operating results for the second quarter of 2006 were led by strong net product sales of $590.7 million including HIV product sales (Truvada, Viread and Emtriva) of $475.4 million. A 38% increase in HIV product sales in the second quarter of 2006 over the second quarter of 2005 served as a key driver in increasing total product sales by 32% over the comparable period in 2005. In the United States, Truvada sales were up 16% sequentially from the first quarter of 2006 and represented 72% of our U.S. HIV product sales. Outside of the United States, higher HIV product sales as compared to the second quarter of 2005 were primarily due to the launch of Truvada in certain European countries which began in the first three months of 2005, offset by a decrease of 20% in sales of Viread in the second quarter of 2006 from the second quarter of 2005. AmBisome product sales in the second quarter of 2006 decreased by one percent compared to the second quarter of 2005, as a result of the dynamics of the competitive European antifungal market offset by higher sales volume in Asia and Latin America. Hepsera product sales for the second quarter of 2006 increased 24% from the second quarter of 2005 driven primarily by sales volume growth in both the United States and Europe, which increased by 12% and 28%, respectively, compared to the same quarter last year. On the collaborative front, the Company recognized $85.3 million in royalty revenue of which $73.3 million related to royalties received from first quarter 2006 sales of Tamiflu by Roche. Tamiflu royalties increased due to strong sales of Tamiflu by Roche as well as the elimination of the contractual cost of goods adjustment that was implemented in 2005. In addition, Macugen was approved in the European Union in February 2006, and in June 2006 we recognized a $5.0 million milestone payment as contract revenue from OSI relating to the first commercial sale of Macugen in the European Union.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and began expensing the fair value of stock-based awards. As a result, stock-based compensation expense is a significant component of the increase in our operating expenses for the three and six months ended June 30, 2006 as compared to the same period in the prior year. Further discussion is included in “Critical Accounting Policies and Estimates” below.

We continued to make progress in our HIV, hepatitis B virus (HBV) and hepatitis C virus (HCV) programs. In April 2006, we filed a New Drug Application (NDA) on a bioequivalent formulation of the single tablet regimen of Truvada and BMS’s Sustiva, and in July 2006, the joint venture, Bristol-Myers Squibb & Gilead Sciences, LLC received approval in the United States for sale of this single tablet regimen, which has been given the trade name Atripla. In our integrase inhibitor program, we dosed our first patient in a Phase 2 clinical study related to our novel integrase inhibitor for HIV, GS 9137, which we licensed from Japan Tobacco Inc. (Japan Tobacco). This event triggered a $5.0 million milestone payment which we recorded in research and development (R&D) expenses during the first quarter of 2006. We completed enrollment of patients into our GS 9137 clinical study in the second quarter of 2006. In the HBV area, we completed enrollment of patients into our two pivotal Phase 3 clinical studies of tenofovir disoproxil fumarate for chronic hepatitis B and in the HCV area, we expect to begin Phase 1/2 viral dynamics clinical studies of GS 9132 in HCV-infected patients in the third quarter of 2006 in collaboration with Achillion Pharmaceuticals, Inc.

To further support our clinical and product development initiatives, in June 2006, we entered into a stock purchase agreement with Degussa AG (Degussa), a Germany-based specialty chemicals company, and with its wholly-owned subsidiary, LaPorte Nederland BV. Under the terms of this agreement and subject to certain closing conditions, we will acquire Raylo Chemicals Inc. (Raylo), Degussa’s Canadian subsidiary, for €115.2 million (approximately $144.3 million). We paid a deposit of €18.0 million ($23.0 million) upon the signing of the agreement which we recorded in other current assets. We plan to leverage Raylo’s operations and expertise primarily for manufacturing development work, including scale up of investigational products, supplying active pharmaceutical ingredient (API) for clinical research programs and supporting new product launch supplies for Gilead’s therapeutics. In addition, we entered into a seven-year supply agreement with Degussa where Gilead is obligated to purchase total API for certain of our products valued at approximately €177.0 million (approximately $221.8 million) over the contractual term. We expect the acquisition to close in the fourth quarter of 2006.

In April 2006, our exploration into new therapeutic areas was marked by a $25.0 million Series C preferred stock investment in Corus Pharma, Inc. (Corus), a privately-held Seattle, Washington-based company focused on the development of novel drugs for respiratory and infectious diseases. In connection with the investment, we also received an exclusive option to acquire all of Corus’s remaining equity securities for a combination of cash (payable to Corus’s stockholders) and Gilead stock options (issuable to Corus’s option holders) having an aggregate value of $365.0 million, subject to certain adjustments. In July 2006, we announced that we had agreed to exercise this option and concurrently entered into an agreement with Novartis Vaccines and Diagnostics, Inc. (Novartis) whereby Novartis has agreed to dismiss its litigation against Corus for a payment to be made by Gilead. We exercised the option in August 2006. We expect the acquisition to close in the third quarter of 2006, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of other closing conditions. We also expect that, upon consummation, we will record a material charge to earnings related to this acquisition associated with acquired in-process R&D.

In April 2006, we issued $1.30 billion principal amount of convertible senior notes and concurrently, we repurchased $544.9 million of our common stock under our stock repurchase program, purchased convertible note hedges at a cost of $379.1 million as well as sold warrants for proceeds of $235.5 million. These transactions, along with $487.8 million of operating cash flows generated during the first six months of 2006, partially offset by $101.0 million of payments towards the principal on our term loan, contributed to the increase in our cash, cash equivalents and marketable securities of $1.0 billion from December 31, 2005. Our existing cash, cash equivalents and marketable securities will allow us to further our corporate development initiatives, including licensing opportunities and potential acquisitions, as well as to meet our ongoing working capital and infrastructure needs.

Critical Accounting Policies and Estimates

For a more complete discussion, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Prior to the adoption of SFAS 123R, in accordance with the provisions of SFAS 123, we elected to follow APB 25, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for our employee stock-based plans. Under APB 25, if the exercise price of Gilead’s employee and director stock options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized. However, as required by SFAS 123, the pro forma impact of expensing the fair value of our stock options and employee stock purchase plan was disclosed in the notes to our condensed consolidated financial statements.

In connection with our adoption of SFAS 123R, we refined our valuation assumptions and the methodologies used to derive those assumptions; however, we elected to continue using the Black-Scholes option valuation model. The fair value of stock options granted prior to the adoption of SFAS 123R was calculated using the multiple option approach while the fair value of stock options granted beginning January 1, 2006 was calculated using the single option approach. Concurrent with our adoption of SFAS 123R, we determined that a blend of historical volatility along with implied volatility for traded options on Gilead’s stock would be a better measure of market conditions and expected volatility. Previously, we used historical stock price volatility as it was the most reliable source of volatility data. We estimate the weighted-average expected life of our stock options based on historical cancellation and exercise data related to our stock options as well as the contractual term and vesting terms of the awards. We record stock-based compensation expense using a graded vesting expense attribution approach for nonvested stock options granted prior to the adoption of SFAS 123R consistent with the expense attribution approach used in our historical SFAS 123 disclosures and using a straight-line expense attribution approach for stock options granted after the adoption of SFAS 123R. We currently believe that the straight-line expense attribution approach better reflects the level of service to be provided over the vesting period of our awards. Stock-based compensation expense related to stock options is recognized net of estimated forfeitures. We estimated forfeitures based on our historical experience.

During the three and six months ended June 30, 2006, we recognized stock-based compensation expense of $27.7 million and $51.2 million, respectively, net of tax and we capitalized $2.6 million and $5.1 million, respectively, into inventory. As of June 30, 2006, we had unrecognized stock-based compensation of $236.0 million related to nonvested stock options, which is expected to be recognized over an estimated weighted average period of 2.4 years.

Results of Operations

Total Revenues

We had total revenues of $685.3 million for the quarter ended June 30, 2006 compared with $495.3 million for the quarter ended June 30, 2005. Total revenues were $1.38 billion for the first half of 2006 and $925.7 million for the first half of 2005. Included in total revenues are product sales and royalty and contract revenue, including revenue earned from manufacturing collaborations.

Product Sales

Product sales consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
HIV Products:
Truvada	$299,255	$123,110	143%	$548,201	$214,277	156%
Viread	167,441	209,111	(20)%	359,217	406,954	(12)%
Emtriva	8,665	12,133	(29)%	18,627	24,579	(24)%

Total HIV products	475,361	344,354	38%	926,045	645,810	43%
AmBisome	55,628	56,207	(1)%	109,428	110,421	(1)%
Hepsera	56,844	45,805	24%	109,499	88,470	24%
Vistide	2,356	1,502	57%	4,150	3,097	34%
DaunoXome	502	590	(15)%	922	871	6%

Total product sales	$590,691	$448,458	32%	$1,150,044	$848,669	36%

Total product sales increased 32% in the second quarter of 2006 compared to the second quarter of 2005, due primarily to higher sales of our HIV products and Hepsera.

HIV Products

HIV product sales for the second quarter of 2006 were $475.4 million, of which $286.9 million were U.S. sales, an increase of 40% compared to the second quarter of 2005. HIV product sales outside of the United States for the second quarter of 2006 were $188.5 million, an increase of 35% compared to the same period in 2005. We continued to see steady prescription gains for our HIV product portfolio and as of the week ended June 30, 2006, according to a third-party market research firm, our HIV products collectively held approximately 41% of both new and total prescriptions in the nucleoside reverse transcriptase market. During the three months ended June 30, 2006, the average selling prices of our HIV products increased compared to the same period in 2005 primarily driven by higher overall selling prices of our HIV products as well as the transition of some eligible patients in the United States from Medicaid to Medicare Part D, which reduces the amount of Medicaid claims. As a result of this transition, we benefitted from a reduction in Medicaid claims of $8.5 million and $5.6 million for the first and second quarters of 2006, respectively

HIV product sales for the six months ended June 30, 2006 were $926.0 million, an increase of 43% from $645.8 million in the six months ended June 30, 2005. For the first six months of 2006, HIV product volume increased by 26%, when compared to the same period last year, with volume increasing 11% in the United States and 46% outside of the United States, when compared to the same period last year. During the first six months of 2006, Truvada continued to be launched in regions outside of the United States.

•	Truvada

Truvada sales were $299.3 million for the second quarter of 2006, an increase of 143% from Truvada sales in the second quarter of 2005. Sales of Truvada commenced in the United States in the third quarter of 2004 and in the major markets of the European Union during 2005.

Truvada sales for the six months ended June 30, 2006 were $548.2 million, compared to Truvada sales of $214.3 million for the six months ended June 30, 2005. The increase in sales for the first six months of 2006 was primarily driven by strong sales volume growth across the major geographic regions. Truvada sales accounted for 63% and 59% of Gilead’s total HIV product sales for the three and six months ended June 30, 2006, respectively.

•	Viread

Viread sales were $167.4 million in the second quarter of 2006, a 20% decrease from $209.1 million in the second quarter of 2005. Viread sales for the six months ended June 30, 2006 were $359.2 million, a decrease of 12% from $407.0 million for the six months ended June 30, 2005. Viread sales volume has decreased across major geographic regions due primarily to patients switching from a Viread-containing regimen to one containing Truvada in countries where Truvada is available.

•	Emtriva

Emtriva sales were $8.7 million for the second quarter of 2006, a 29% decrease from $12.1 million in the second quarter of 2005. Emtriva sales for the six months ended June 30, 2006 were $18.6 million, compared to $24.6 million for the six months ended June 30, 2005. These decreases were driven by patients switching from an Emtriva-containing regimen to one containing Truvada in countries where Truvada is available.

For the full year 2006, we expect sales from our HIV products, including Atripla sales, to be in the range of $1.95 billion to $2.00 billion.

AmBisome

AmBisome sales for the second quarter of 2006 were $55.6 million, a decrease of one percent compared to the second quarter of 2005, primarily due to slightly lower sales volume and pricing in Europe, partially offset by higher sales volumes in Asia and Latin America. We also recognized $109.4 million in AmBisome sales for the first six months of 2006, a one percent decrease over the first six months of 2005. For the full year 2006, we expect AmBisome sales to be in the range of $205.0 million to $215.0 million.

Hepsera

Hepsera sales totaled $56.8 million for the second quarter of 2006, a 24% increase from $45.8 million in the second quarter of 2005. The increase in sales for the second quarter of 2006 was primarily driven by sales volume growth in both the United States and Europe. Sales of Hepsera totaled $109.5 million for the first six months of 2006, an increase of 24% over the $88.5 million in the first six months of 2005. For the first six months of 2006, sales volume increased 54% over the same period last year primarily driven by volume increases in Europe and the United States. Hepsera sales in Asia increased significantly, primarily due to GlaxoSmithKline’s (GSK) Hepsera launch in certain countries in Asia, particularly China. For the full year 2006, we expect Hepsera sales to be in the range of $215.0 million to $225.0 million.

Royalty and Contract Revenue

For the second quarter of 2006, royalty and contract revenue resulting from collaborations with corporate partners totaled $94.6 million, an increase of $47.8 million from the second quarter of 2005. For the first half of 2006, royalty and contract revenue resulting from collaborations with corporate partners totaled $228.1 million, an increase of $151.1 million from the first half of 2005. The increase in the second quarter and first half of 2006 was primarily driven by the recognition of Tamiflu royalties from Roche of $73.3 million and $188.6 million, respectively. This amount was significantly higher than the Tamiflu royalties of $36.2 million and $48.1 million recognized in the second quarter and first half of 2005, respectively, due to the significantly higher Tamiflu sales recorded by Roche during the fourth quarter of 2005 and first quarter of 2006 compared to the same periods in 2004 and 2005, as well as the elimination of a contractual cost of goods adjustment that had historically reduced the amount of Tamiflu royalties recognized by Gilead.

Cost of Goods Sold and Product Gross Margin Percentage

The following table summarizes the period over period changes in our cost of goods sold (in thousands) and product gross margin percentages:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2006	2005		2006	2005
Total product sales	$590,691	$448,458	32%	$1,150,044	$848,669	36%
Cost of goods sold	77,883	63,269	23%	168,240	120,684	39%
Product gross margin percentage	87%	86%		85%	86%

Our product gross margin percentage for the second quarter of 2006 was 87%, compared to 86% for the same quarter of 2005. The higher gross margin percentage was primarily due to the higher overall selling prices of our HIV products as well as the higher average selling prices of our HIV products in the United States as some Medicaid patients began transitioning to Medicare Part D, which reduces the amount of Medicaid claims, partially offset by product mix changes as patients continue to switch from Viread, a higher margin product, to Truvada and the inclusion of stock-based compensation expense from our adoption of SFAS 123R.

We expect our product gross margin percentage for 2006 to be in the range of 84% to 85%. This includes the impact of our adoption of SFAS 123R and the launch of Atripla in the United States in July 2006. We expect that the Atripla launch will decrease our product gross margin percentage, but without a corresponding impact to our net profit. As the majority owner of our joint venture with BMS, we will consolidate 100% of Atripla revenues but will only earn the full product margin on the Truvada portion of Atripla. We earn zero product gross margin on the Sustiva portion of Atripla since the joint venture purchases Sustiva API from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market.

Research and Development Expenses

The following table summarizes the period over period changes in our research and development (R&D) expenses into these major components (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2006	2005		2006	2005
Research	$21,871	$12,391	77%	$40,236	$24,738	63%
Clinical development	55,226	38,726	43%	110,745	88,233	26%
Pharmaceutical development	13,439	8,580	57%	27,955	17,160	63%

Total research and development	$90,536	$59,697	52%	$178,936	$130,131	38%

R&D expenses for the second quarter of 2006 were $90.5 million compared to $59.7 million for the same quarter in 2005. R&D expenses for the second quarter of 2006 were higher primarily due to increased contract service and clinical study expenses of $14.0 million relating to clinical, product development and research activities with our hepatitis C, hepatitis B and HIV programs, stock-based compensation expense of $12.9 million from our adoption of SFAS 123R on January 1, 2006 and increased compensation and benefits of $3.5 million due largely to higher headcount.

R&D expenses for the first half of 2006 and 2005 were $178.9 million and $130.1 million, respectively. R&D expenses for the first six months of 2006 were higher primarily due to stock-based compensation expense of $24.8 million from our adoption of SFAS 123R on January 1, 2006, increased expenses of $24.8 million in contract service and clinical study expenses relating to increased clinical, product development and research activities with our hepatitis C, hepatitis B and HIV programs and increased compensation and benefits of $8.0 million due largely to higher headcount. In general, significant collaboration payments during a quarter can cause our R&D expenses to fluctuate. During the first half of 2006, we incurred a milestone payment of $5.0 million related to the dosing of the first patient in a Phase 2 clinical study for our lead integrase inhibitor, GS 9137, under our collaboration agreement with Japan Tobacco. In comparison, in the first half of 2005, we incurred an upfront payment of $15.0 million to Japan Tobacco related to the signing of the same agreement.

For the full year 2006, we expect our R&D expenses to be in the range of $345.0 million to $370.0 million. This includes the impact of our adoption of SFAS 123R, but excludes any additional R&D expenses for potential new collaborations or product licensing activity.

Selling, General and Administrative Expenses

The following summarizes the period over period changes in our selling, general and administrative (SG&A) expenses (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2006	2005		2006	2005
Selling, general and administrative	$151,568	$94,805	60%	$294,037	$173,893	69%

SG&A expenses for the second quarter of 2006 were $151.6 million compared to $94.8 million for the same quarter in 2005. The higher SG&A expenses in the second quarter of 2006 as compared to the second quarter of 2005 were primarily due to stock-based compensation expense of $21.3 million from our adoption of SFAS 123R on January 1, 2006, increased expenses of $13.2 million in contract services and promotional programs relating to our significant business growth, business development activities and preparation for our launch of Atripla and increased compensation and benefits of $6.6 million due largely to higher headcount. During the quarter ended March 31, 2006, we began reporting net foreign exchange transaction gains or losses as well as fair value changes on derivative instruments not designated as hedges in interest and other income, net. These amounts, which were previously reported as SG&A expenses, were reclassified to enhance the comparability of our financial statements with those of other companies. Prior year amounts, although insignificant, have been reclassified to be consistent with the current year presentation.

For the first half of 2006 and 2005, SG&A expenses were $294.0 million and $173.9 million, respectively. The higher SG&A expenses were primarily due to stock-based compensation expense of $35.8 million from our adoption of SFAS 123R on January 1, 2006, increased expenses of $36.6 million in contract services and promotional programs relating to our significant business growth, business development activities and preparation for our launch of Atripla, increased compensation and benefits of $14.2 million due largely to higher headcount, and the $7.9 million write-off of certain capital assets related to campus renovations.

In March 2006, we initiated an evaluation of our European distribution framework outside of our existing European subsidiaries. As a result, we initiated contact with certain of our European distributors with our intent to ultimately terminate these distribution agreements. This process may entail lengthy negotiations with these distributors. Although it is probable that we will incur contract termination costs, we are currently unable to reasonably estimate such costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and as such, no amount has been accrued related to the outcome of these negotiations. When the amounts become estimable, we will record such costs in SG&A expenses.

For the full year 2006, we expect our SG&A expenses to be in the range of $550.0 million to $580.0 million. This includes the impact of our adoption of SFAS 123R, the anticipated costs associated with launching and supporting Truvada and Atripla in various countries, costs related to our ongoing investment in our global commercial organization through hiring and promotional programs, as well as additional investments including HIV-related public health initiatives and establishing new subsidiaries in Europe to decrease our reliance on distributors, but excludes the distribution agreement termination costs mentioned above.

Interest and Other Income, net

Interest and other income, net, was $37.4 million for the second quarter of 2006, up from $9.8 million for the second quarter of 2005, which included the reclassification of net foreign exchange transaction gains or losses mentioned above. Interest and other income, net, was $65.9 million and $17.1 million for the first six months of 2006 and 2005, respectively, which included the reclassification mentioned above. The increase in 2006 compared to the same periods in 2005 was primarily due to higher investment balances and interest rates in 2006.

Interest Expense

Interest expense for the three and six months ended June 30, 2006 was $5.2 million and $8.9 million, respectively, which was due primarily to interest on our term loan which we entered into in December 2005.

Minority Interest in Joint Venture

The minority interest reflects BMS’s interest in the operating results of our joint venture with BMS in the United States. The operations of the joint venture commenced in 2005 with activities primarily focusing on the co-formulation of the once-daily single tablet regimen and achieving bioequivalence with the various co-formulations. We achieved bioequivalence on a formulation of the single tablet regimen at the end of 2005, and we filed an NDA for the single tablet regimen in April 2006. In July 2006, we received approval from the FDA for this single tablet regimen, which has been given the trade name Atripla and we now expect a significant increase in the activities of the joint venture.

Provision for Income Taxes

Our effective income tax rate was 33.5% and 33.7% for the three and six months ended June 30, 2006, respectively. Our effective income tax rate was 32.0% for each of the three and six months ended June 30, 2005. Our provision for income taxes for the second quarter of 2006 was $133.6 million compared to $92.2 million for the second quarter of 2005. Our provision for income taxes for the first half of 2006 was $268.3 million compared to $166.2 million for the first half of 2005. The effective tax rate for the first half of 2006 varied from the statutory rate primarily as a result of permanently reinvested earnings of our foreign operations and the tax impact of stock-based compensation expensing under SFAS 123R. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and all marketable securities, our working capital, and our statements of cash flows (in thousands):

	June 30, 2006	December 31, 2005
Cash, cash equivalents and all marketable securities	$3,299,666	$2,311,033
Working capital	$1,983,901	$2,627,045

	Six Months ended June 30,
	2006	2005
Cash provided by (used in):
Operating activities	$487,793	$516,032
Investing activities	$(914,721)	$(43,593)
Financing activities	$614,776	$77,105

Cash, Cash Equivalents and All Marketable Securities

Cash, cash equivalents and all marketable securities totaled $3.30 billion at June 30, 2006, an increase of 43% from December 31, 2005. The increase of $988.6 million was primarily attributable to $487.8 million of operating cash flows generated during the first six months of 2006 and $587.6 million of net proceeds generated from our issuance of convertible senior notes and related transactions, partially offset by $101.0 million paid towards principal on our term loan. As a result of our issuance of the convertible senior notes and related transactions in April 2006, our cash, cash equivalents and all marketable securities increased significantly. We believe that, when the net proceeds from these transactions are considered together with our existing cash, cash equivalents and all marketable securities and our available credit facility, we have the ability to hold the marketable securities in our portfolio until their respective maturities. Accordingly, during the quarter ended June 30, 2006, we began classifying our marketable securities as short-term or long-term according to their contractual maturities.

Working Capital

Working capital at June 30, 2006 was $1.98 billion compared to $2.63 billion at December 31, 2005. The decrease of $643.1 million was primarily due to the following:

•	$823.5 million decrease in cash, cash equivalents and short-term marketable securities primarily due to the classification of our marketable securities portfolio into noncurrent assets as discussed above, partially offset by the increase in our marketable securities portfolio;

•	$101.8 million increase in inventory partially offset by $82.9 million increase in accounts payable primarily due to the impending launch of Atripla, and the related purchases of Sustiva API from BMS at BMS’s approximate market value of Sustiva;

•	$93.2 million increase in accounts receivable primarily due to increased sales in the first half of 2006, partially offset by an increase in collection activities in certain European countries; and

•	$37.2 million decrease in income taxes payable primarily due to the payment of income taxes in the first half of 2006.

Cash Provided by Operating Activities

Cash provided by operating activities for the six months ended June 30, 2006 was comprised primarily of net income of $527.9 million, non-cash stock-based compensation expense of $66.4 million, tax benefits from employee stock plans of $62.8 million and non-cash depreciation and amortization of $23.8 million, partially offset by a $158.1 million net cash outflow related to changes in operating assets and liabilities. Operating cash flows also included a non-cash outflow of $50.5 million related to excess tax benefits from stock option exercises, which is now classified as a financing cash flow in accordance with SFAS 123R. Cash provided by operating activities for the six months ended June 30, 2005 included $353.1 million of net income, a non-cash change in deferred tax assets of $53.8 million and a $36.9 million net cash inflow related to changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities primarily related to purchases, sales and maturities of available-for-sale securities. We used $914.7 million of cash for investing activities during the first half of 2006, compared to $43.6 million during the first half of 2005. Net cash used in investing activities for purchases of available-for-sale securities increased in the first six months of 2006 to $824.9 million, compared to $20.0 million in the first six months of 2005. During the first six months of 2006, we invested $56.2 million in non-marketable securities issued by certain of our strategic partners, including a $23.0 million deposit we paid to Degussa associated with our pending acquisition of Raylo.

Capital expenditures made in the first half of 2006 totaled $33.6 million and related to expanding certain aspects of our manufacturing capabilities, upgrading our facilities, as well as additional spending on computer and laboratory equipment to accommodate our growth. In May 2006, we exercised our option, granted to us by the landlord in June 2004 to purchase two facilities which we currently lease, for a purchase price of $29.2 million. We intend to consummate the purchase in August 2006. Capital expenditures made in the first half of 2005 totaled $23.6 million primarily related to domestic facilities improvements and purchases of laboratory and manufacturing equipment.

Cash Provided by Financing Activities

Cash provided by financing activities in the first half of 2006 was $614.8 million primarily from the $587.6 million of net proceeds generated from our issuances of convertible senior notes and related transactions. In addition, we received proceeds from employee stock option exercises of $77.9 million, as well as $50.5 million of excess tax benefits from stock option exercises. This was partially offset by $101.0 million paid towards principal on our term loan during the first half of 2006. Cash provided by financing activities in the first half of 2005 was $77.1 million due primarily to proceeds from employee stock option exercises.

Other Information

As of June 30, 2006, we had an uncollateralized revolving credit facility of $301.0 million of which there were no outstanding amounts. The capacity of the revolving credit facility will continue to increase to a maximum of $500.0 million commensurate with the repayments of principal under our term loan.

In June 2006, we agreed to acquire Raylo from Degussa for €115.2 million (approximately $144.3 million), subject to certain closing conditions. The Company has entered into a Euro forward contract in order to hedge the U.S. dollar price for the transaction. Additionally, we also entered into a seven-year supply agreement with Degussa for the manufacture and supply of API for certain of our products in which we are obligated to purchase API valued at approximately €177.0 million (approximately $221.8 million). We expect the transaction to close in the fourth quarter of 2006.

In connection with our investment in Corus, we also received an exclusive option to acquire all of Corus’s remaining equity securities for a combination of cash (payable to Corus’s stockholders) and Gilead stock options (issuable to Corus’s option holders) having an aggregate value of $365.0 million, subject to certain adjustments. In July 2006, we announced that we had agreed to exercise this option and concurrently entered into an agreement with Novartis Vaccines and Diagnostics, Inc. (Novartis) whereby Novartis has agreed to dismiss its litigation against Corus for a payment to be made by Gilead. We exercised the option in August 2006. We expect the acquisition to close in the third quarter of 2006, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of other closing conditions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk as of June 30, 2006 compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 10-K).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2006 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that subject to the limitations described below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules on Form 10-Q.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Condensed Consolidated Financial Statements – Note 9. Contingencies - Legal Proceedings” to the interim condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

This Form 10-Q contains forward-looking statements based on our current expectations. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Because our actual results may differ materially from any forward-looking statements made by us or on our behalf, you should also read the “Risk Factors” included in our 2005 10-K for more detailed information regarding these and other risks and uncertainties that can affect our actual financial and operating results. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the SEC, we do not undertake and specifically decline any obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider any of the above risks or the risks set forth in our 2005 10-K to be a complete statement of all the potential risks or uncertainties that we face.

Dependence on our HIV products. We are currently dependent on sales of our HIV products, especially Truvada and Viread, to support our existing operations. Our HIV products are exclusively of the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development efforts. HIV product sales for the three months ended June 30, 2006 were $475.4 million, or 69% of our total revenues, and sales of Truvada and Viread comprised 63% and 35%, respectively, of total HIV product sales in the second quarter of 2006. Our sales of HIV products and other products may decline for many of the reasons described in the Risk Factors set forth in our 2005 10-K and this section.

New Products and Growth of Existing Product Revenues. If we do not introduce new products or increase revenues from our existing products, we will not be able to increase our total revenues. Each new product commercialization effort will face the risks outlined in the Risk Factors set forth in our 2005 10-K and this section. If we fail to increase our sales of our HIV products, we may not be able to increase revenues and expand our research and development efforts. Although our joint venture with BMS launched the single tablet regimen of Truvada and Sustiva, trade named Atripla, in July 2006 in the United States, physicians may be reluctant to prescribe Atripla if they fail to see advantages of the single tablet regimen over other antiretrovirals and as a result, we may not be able to increase revenues. Furthermore, product sales of Atripla may increase at the expense of product sales of its component products and our overall total revenues may not increase from the launch of Atripla.

Significant Competition. We face significant competition from businesses that have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GSK, which markets fixed-dosed combination products that compete with Truvada and Atripla. For AmBisome, we are encountering significant competition from new products produced by Merck & Co., Inc. and Pfizer Inc. (Pfizer). In addition, we are aware of reports of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the anticipated entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome and if any of these formulations are later found to be unsafe, sales of AmBisome may also be negatively impacted as well. For Hepsera, we have encountered increased competition with the launch of BMS’s BaracludeTM (entecavir), and there is the potential for future competition from telbivudine, developed by Novartis Pharmaceuticals Corporation and Idenix Pharmaceuticals Limited, which is awaiting approval in the United States and Europe. These companies have substantially greater resources than we do and may significantly impede our ability to be successful with our antiviral products and AmBisome.

Product Profiles and Safety. As our products, including Viread, Truvada, Emtriva, AmBisome and Hepsera, are used over longer periods of time by many patients taking numerous other medicines, we have found and expect to continue to find new issues such as safety, resistance or drug interaction issues, which may require us to provide additional warnings on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. Safety and efficacy studies of Viread and Emtriva, dosed as separate products, are ongoing and have been underway for a longer period of time than the safety and efficacy studies of Truvada, which are also underway and eventually Atripla. If serious safety, resistance or interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities.

Regulatory Process. The products that we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the United States Food and Drug Administration (FDA) and comparable regulatory agencies in other countries. We are continuing clinical trials for Truvada, Viread, Emtriva, AmBisome and Hepsera for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional products over the next several years. These products may fail to receive marketing approval on a timely basis, or at all. In addition, our marketed products and how we manufacture and sell these products are subject to extensive continued regulation and review.

Dependence on Contract Research Organizations. We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on third-party contract research organizations (CROs) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training and program management. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed.

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

Manufacturing. We depend on third parties to perform manufacturing activities effectively and on a timely basis for most of our products. We depend on third-party manufacturers to manufacture Truvada, Viread, Emtriva, Atripla, Hepsera and Vistide, including the Truvada and Viread made available to physicians and treatment programs at no-profit prices in developing countries under our Access Program. We rely on these third parties for the manufacture of both the active pharmaceutical ingredient and final drug product for clinical and commercial purposes. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. If these third parties fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval, and these events could harm our competitive position. These third-party manufacturers may develop problems over which we have no control, and these problems may adversely affect our business.

We manufacture AmBisome and fill and finish Macugen at our facilities in San Dimas, California. These are our only formulation and manufacturing facilities in the United States. We own a manufacturing facility in Ireland that conducts quality control testing, labeling and packaging. In addition, we use third parties as alternate contract suppliers to fill and freeze dry certain batches of product. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome and Macugen to meet market needs.

Collaborations. We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance. These include collaborations with Astellas Pharma, Inc. (created through the merger of Yamanouchi Pharmaceutical Co. Ltd. and Fujisawa Pharmaceutical Co., Ltd.) and Dainippon Sumitomo Pharma Co., Ltd. for AmBisome, GSK for Hepsera, Roche for Tamiflu, Pfizer for Vistide, OSI and Pfizer for Macugen, Japan Tobacco for Viread, Truvada and Emtriva in Japan and our joint venture with BMS for Atripla, the single tablet regimen of Truvada and Sustiva. In many countries, we rely on international distributors for sales of Truvada, Viread, Emtriva, AmBisome and Hepsera outside the United States. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that we are not able to control the resources our partners devote to our programs or products, disputes may arise with respect to the ownership of rights to technology, disagreements could cause delays in or termination of projects or result in litigation or arbitration, contracts may fail to provide significant protection or to be effectively enforced if a partner fails to perform, our partners may pursue competing technologies or devote fewer resources to the marketing of our products than they do to products of their own development and our partners may be unable to pay us. Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenue from existing products could decline.

Fluctuations in Operating Results. The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are extremely expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter. Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. We estimate the future demand for our product, consider the shelf life of the inventory and regularly review the realizably of our inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. For example, as a result of our review of inventory realizability, during the first quarter of 2006, we recorded a write-down of a portion of our Access Program inventory. During the second quarter of 2006, approximately 88% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. The non-retail sector in the United States, which includes government institutions, correctional facilities and large health maintenance organizations, which currently contributes to approximately 25% to 30% of our HIV business, tends to be less consistent in terms of buying patterns, and often results in quarter over quarter fluctuations that do not necessarily mirror the growth patterns that can be seen in the retail prescription data. The unpredictable variability of Roche’s Tamiflu sales and the strong relationship between this revenue and global pandemic planning and supply also cause our royalty revenues to fluctuate from quarter to quarter.

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

Patents do not cover the active ingredients in AmBisome. In addition, we do not have patent filings in China or certain other countries in Asia covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. Asia is a major market for therapies for HBV, the indication for which Hepsera has been developed.

As part of the approval process of some of our products, the FDA has determined that the products would be granted an exclusivity period during which other manufacturers’ applications for approval of our products will not be granted. Generic manufacturers often wait to challenge the patents protecting products until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. It is, therefore, possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug through an Abbreviated NDA, which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

Foreign Currency Risk. A significant percentage of our product sales are denominated in foreign currencies, primarily the Euro. Increases in the value of the U.S. dollar against foreign currencies in the past have reduced, and in the future may reduce the value of our U.S. dollar equivalent sales and negatively impact our financial condition and results of operations. We use foreign currency forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency. We also hedge a portion of our accounts receivable balances denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. Our hedging program only hedges a portion of our total exposure, significant foreign exchange rate fluctuations within a short period of time could still adversely affect our results of operations.

Credit Risks. We are particularly subject to credit risk from our European customers. Our European product sales to government owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government owned or supported customers in these countries totaled $276.4 million as of June 30, 2006. Historically, receivables tended to accumulate over a period of time and then be settled through large lump sum payments as government funding became available. If significant changes were to occur in the reimbursement practices of European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected. From time to time, we also enter into non-recourse factoring arrangements which subject us to charges which could adversely affect our results of operations.

Imports. Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Viread and Truvada, which we have agreed to make available at no-profit prices to 97 countries participating in our Access Program, our revenues would be adversely affected. In addition, in the European Union, we are required to permit cross-border sales. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices. We are currently negotiating non-exclusive, voluntary licenses for the manufacture of tenofovir disoproxil fumarate to generic manufacturers in India for the local Indian market and for manufacturers to export product to the 97 developing world countries included in our Access Program. If generic versions of Viread under these licenses are then re-exported to the United States, Europe or other markets outside of India or the 97 developing world countries participating in our Access Program, our revenues would be adversely affected. Additionally, some U.S. consumers have been able to purchase products, including HIV products, from Internet pharmacies in other countries at substantial discounts. Such cross border sales could adversely affect our revenues.

Compulsory Licenses. In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. As a result of discussions with the Brazilian government, Gilead reached agreement with the Brazilian Health Ministry in May 2006 to reduce by the price of Viread in Brazil by approximately 50%. In addition, concerns over the cost and availability of Tamiflu as fear grows about a potential avian flu pandemic have generated international discussions over potential compulsory licensing of our Tamiflu patents. Furthermore, Roche may issue voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override Gilead’s Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties received from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

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

Litigation. We are named as a defendant in lawsuits regarding the use of average wholesale price and reimbursement rates under Medicaid. In addition, the plaintiffs have appealed the dismissal of a class action lawsuit brought against us alleging violations of federal securities laws. Adverse results from these lawsuits, or any others that may be brought against us, could result in material damages that could significantly reduce our earnings and cash flows.

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

Integration of Corus, Raylo and New Companies into our Operations. If we complete the pending acquisitions of Corus and Raylo, integrating their businesses with our existing business will be a complex and time-consuming process. Corus and Raylo currently operate independent of Gilead, each with its own business, corporate culture, locations, employees and systems. Upon completion of the acquisitions, we will have to operate our existing business, along with the businesses of Corus and Raylo, as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration of these companies with Gilead and the integration with Gilead of any other company or assets that Gilead may from time to time acquire. The failure to integrate either of these companies with Gilead successfully, or any other assets or companies we may acquire, may have a material adverse effect on our business, financial condition and results of operations.

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

The table below summarizes our stock repurchase activity for the three months ended June 30, 2006 (in millions, except per share amounts):

	Total Number of Shares Purchased in 2006	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (1)
March 1 - March 31, 2006	—	$—	—
April 1 - April 30,2006	8.4	$65.13	8.4
May 1 - May 31, 2006	—	$—	—

Total	8.4	$65.13	8.4	$455.0

(1)	The stock repurchase program expires in March 2008. As of June 30, 2006, Gilead has no intention to terminate the program prior to its expiry date and reserves the option to repurchase additional shares under the program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 10, 2006 in Burlingame, California. Of the 462,682,676 shares of Gilead common stock entitled to vote at the meeting, 399,700,130 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

The stockholders elected nine directors to serve for the ensuing year and until their successors are elected. The votes regarding the election of directors were as follows:

Name	Shares Voted For	Votes Withheld
Paul Berg	395,683,112	4,017,018
John F. Cogan	395,951,361	3,748,769
Etienne F. Davignon	387,594,226	12,105,904
James M. Denny	395,525,890	4,174,240
John W. Madigan	393,958,262	5,741,868
John C. Martin	395,954,363	3,745,767
Gordon E. Moore	393,024,456	6,675,674
Nicholas G. Moore	393,264,646	6,435,484
Gayle E. Wilson	395,238,316	4,461,814

The stockholders ratified the selection of Ernst & Young LLP by the Audit Committee of the Board of Directors as Gilead’s independent registered public accounting firm for the fiscal year ending December 31, 2006. There were 389,040,582 votes cast for the proposal, 7,231,508 votes cast against, 3,428,040 abstentions and no broker non-votes.

The stockholders approved an amendment to Gilead’s 2004 Equity Incentive Plan. There were 304,598,517 votes cast for the proposal, 56,060,716 votes cast against, 2,480,590 abstentions and 36,560,307 broker non-votes.

The stockholders approved Gilead’s Code Section 162(m) Bonus Plan and certain performance-based provisions thereunder. There were 348,651,590 votes cast for the proposal, 14,038,545 votes cast against, 2,530,024 abstentions and 34,479,971 broker non-votes.

The stockholders approved an amendment to Gilead’s Restated Certificate of Incorporation to increase the authorized number of shares of Gilead’s common stock from 700,000,000 to 1,400,000,000 shares. There were 342,421,120 votes cast for the proposal, 41,560,346 votes cast against, 2,631,182 abstentions and 13,087,482 broker non-votes.

The stockholders voted against a stockholder proposal requesting a report on the HIV/AIDS, tuberculosis and malaria pandemics. There were 100,674,733 votes cast for the proposal, 211,422,065 votes cast against, 52,514,810 abstentions and 35,068,522 broker non-votes.

ITEM 6. EXHIBITS

3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended

3.2(2)	Bylaws of the Registrant, as amended and restated March 30, 1999

3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, as amended

3.4(4)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant

3.5(4)	Certificate of Amendment to Certificate of Designation of the Registrant

4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3, Exhibit 3.4 and Exhibit 3.5

4.2(5)	Amended and Restated Rights Agreement dated as of October 21, 1999 between the Registrant and ChaseMellon Shareholder Services, LLC

4.6(6)	First Amendment to Amended and Restated Rights Agreement dated as of October 29, 2003 between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC)

4.7(7)	Second Amendment to Amended and Restated Rights Agreement dated as of May 11, 2006 between the Registrant and Mellon Investor Services, LLC

10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Gilead Sciences, Inc. and Bank of America, N.A.

10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Gilead Sciences, Inc. and Bank of America, N.A.

10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Gilead Sciences, Inc. and Bank of America, N.A. for warrants expiring in 2011.

10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Gilead Sciences, Inc. and Bank of America, N.A. for warrants expiring in 2013.

10.5*	Stock Purchase Agreement dated June 6, 2006 by and among Gilead Sciences, Inc., Degussa AG, LaPorte Nederland BV and Raylo Chemicals Inc.

10.6*	Emtricitabine Manufacturing Supply Agreement dated June 6, 2006 by and between Gilead Sciences Limited and Degussa AG.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-117420), filed on July 19, 2004, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 1994 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-135412), filed on June 28, 2006, and incorporated herein by reference.
*	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date:	August 4, 2006	/s/ John C. Martin
John C. Martin President and Chief Executive Officer

Date:	August 4, 2006	/s/ John F. Milligan
John F. Milligan Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a) Exhibits

3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended

3.2(2)	Bylaws of the Registrant, as amended and restated March 30, 1999

3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, as amended

3.4(4)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant

3.5(4)	Certificate of Amendment to Certificate of Designation of the Registrant

4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3, Exhibit 3.4 and Exhibit 3.5

4.2(5)	Amended and Restated Rights Agreement dated as of October 21, 1999 between the Registrant and ChaseMellon Shareholder Services, LLC

4.6(6)	First Amendment to Amended and Restated Rights Agreement dated as of October 29, 2003 between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC)

4.7(7)	Second Amendment to Amended and Restated Rights Agreement dated as of May 11, 2006 between the Registrant and Mellon Investor Services, LLC

10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Gilead Sciences, Inc. and Bank of America, N.A.

10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Gilead Sciences, Inc. and Bank of America, N.A.

10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Gilead Sciences, Inc. and Bank of America, N.A. for warrants expiring in 2011.

10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Gilead Sciences, Inc. and Bank of America, N.A. for warrants expiring in 2013.

10.5*	Stock Purchase Agreement dated June 6, 2006 by and among Gilead Sciences, Inc., Degussa AG, LaPorte Nederland BV and Raylo Chemicals Inc.

10.6*	Emtricitabine Manufacturing Supply Agreement dated June 6, 2006 by and between Gilead Sciences Limited and Degussa AG.

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-117420), filed on July 19, 2004, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 1994 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-135412), filed on June 28, 2006, and incorporated herein by reference.
*	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.