Form 10-Q
period 2006-09-30
GILEAD SCIENCES INC
filed 2006-11-06
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2006: 459,826,913

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business including the following: GILEAD SCIENCES®, AMBISOME®, DAUNOXOME®, EMTRIVA®, HEPSERA®, TRUVADA®, VIREAD® and VISTIDE®. ATRIPLATM is a trademark of Bristol-Myers Squibb & Gilead Sciences, LLC. MACUGEN® is a registered trademark belonging to OSI Pharmaceuticals, Inc. SUSTIVA® is a registered trademark and BARACLUDETM is a trademark of Bristol-Myers Squibb Company. TAMIFLU® is a registered trademark belonging to F. Hoffmann-La Roche Ltd. This report also includes other trademarks, service marks and trade names of other companies.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$559,580	$707,913
Short-term marketable securities	2,294,368	1,603,120
Accounts receivable, net	585,050	396,125
Inventories	373,266	216,903
Deferred tax assets	113,602	84,839
Prepaid expenses	44,396	48,383
Other current assets	62,138	34,925

Total current assets	4,032,400	3,092,208
Property, plant and equipment, net	288,105	242,568
Noncurrent portion of prepaid royalties	321,777	333,582
Noncurrent deferred tax assets	239,644	66,893
Long-term marketable securities	350,495	—
Minority interest in joint venture	1,869	1,665
Other noncurrent assets	64,842	29,400

	$5,299,132	$3,766,316

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$207,806	$70,908
Accrued clinical and preclinical expenses	10,237	10,514
Accrued compensation and employee benefits	65,919	59,927
Income taxes payable	—	95,739
Other accrued liabilities	220,995	149,516
Deferred revenue	16,757	18,353
Current portion of other long-term obligations	60,115	60,206

Total current liabilities	581,829	465,163
Long-term deferred revenue	38,052	32,725
Convertible senior notes	1,300,000	—
Other long-term obligations	80,421	240,650

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share; 1,400,000 shares authorized; 458,789 and 459,726 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	459	460
Additional paid-in capital	2,518,025	2,206,228
Accumulated other comprehensive income	6,062	11,578
Deferred stock compensation	—	(130)
Retained earnings	774,284	809,642

Total stockholders’ equity	3,298,830	3,027,778

	$5,299,132	$3,766,316

(1)	The condensed consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product sales	$670,060	$467,204	$1,820,104	$1,315,873
Royalty and contract revenue	78,673	26,247	306,809	103,261

Total revenues	748,733	493,451	2,126,913	1,419,134

Costs and expenses:
Cost of goods sold	109,791	65,498	278,031	186,182
Research and development	93,305	78,830	272,241	208,961
Selling, general and administrative	132,529	100,873	426,567	274,765
Purchased in-process research and development	355,568	—	355,568	—

Total costs and expenses	691,193	245,201	1,332,407	669,908

Income from operations	57,540	248,250	794,506	749,226
Interest and other income, net	36,197	14,127	102,082	31,232
Interest expense	(6,081)	(26)	(15,012)	(50)
Minority interest in joint venture	1,640	1,223	3,878	2,398

Income before provision for income taxes	89,296	263,574	885,454	782,806
Provision for income taxes	141,460	84,342	409,764	250,494

Net income (loss)	$(52,164)	$179,232	$475,690	$532,312

Net income (loss) per share – basic	$(0.11)	$0.39	$1.04	$1.18

Net income (loss) per share – diluted	$(0.11)	$0.38	$0.99	$1.13

Shares used in per share calculation – basic	457,433	456,098	458,773	452,923

Shares used in per share calculation – diluted	457,433	475,965	478,101	472,350

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$475,690	$532,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,517	23,904
Purchased in-process research and development	355,568	—
Stock-based compensation expense	98,144	898
Tax benefits from employee stock plans	107,496	79,000
Excess tax benefits from stock-based compensation	(79,779)	—
Deferred income taxes	(271)	67,914
Asset impairment	8,230	—
Write-down of inventory	6,820	—
Minority interest in joint venture	(204)	(1,465)
Other-than-temporary loss on marketable securities	6,617	—
Other non-cash transactions	13,621	(59)
Changes in operating assets and liabilities:
Accounts receivable, net	(177,570)	3,492
Inventories	(160,826)	(38,049)
Prepaid expenses and other assets	(16,797)	(2,093)
Prepaid royalties	—	(341,250)
Accounts payable	136,880	(14,418)
Income taxes payable	(95,739)	(1,859)
Accrued liabilities	21,423	66,961
Deferred revenue	3,731	(5,996)

Net cash provided by operating activities	738,551	369,292

INVESTING ACTIVITIES:
Purchases of marketable securities	(2,292,355)	(1,143,800)
Proceeds from sales of marketable securities	886,472	610,765
Proceeds from maturities of marketable securities	366,869	368,477
Acquisition of Corus net assets, net of cash acquired	(356,167)	—
Purchases of non-marketable equity securities	(31,688)	—
Capital expenditures and other	(74,995)	(34,909)

Net cash used in investing activities	(1,501,864)	(199,467)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock	123,824	107,157
Proceeds from issuance of convertible senior notes, net of issuance costs	1,276,242	—
Proceeds from sale of warrants	235,495	—
Purchases of convertible note hedges	(379,145)	—
Repurchases of common stock	(544,943)	—
Repayments of long-term debt and other obligations	(161,418)	(166)
Excess tax benefits from stock-based compensation	79,779	—

Net cash provided by financing activities	629,834	106,991
Effect of exchange rate changes on cash	(14,854)	(39,127)

Net increase (decrease) in cash and cash equivalents	(148,333)	237,689
Cash and cash equivalents at beginning of period	707,913	280,909

Cash and cash equivalents at end of period	$559,580	$518,598

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

On January 1, 2006, we began reporting net foreign exchange transaction gains or losses as well as fair value changes on derivative instruments not designated as hedges in interest and other income, net, in our Condensed Consolidated Statements of Operations. The amounts of $1.6 million and $(0.2) million for the three and nine months ended September 30, 2005, respectively, which were previously reported as selling, general and administrative (SG&A) expenses, were reclassified to conform to the current period presentation. Additionally in 2006, we began classifying interest receivable related to our marketable securities in other current assets in our Condensed Consolidated Balance Sheets. This reclassification had the effect of increasing other current assets and decreasing marketable securities by $12.9 million as of December 31, 2005. On our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005, this reclassification had the effect of decreasing net cash used in investing activities and decreasing net cash provided by operating activities by $5.3 million. This reclassification did not affect our Condensed Consolidated Statements of Operations.

As a result of our issuance of the convertible senior notes and related transactions in April 2006 (see Note 9), our cash, cash equivalents and marketable securities increased significantly. When the net proceeds from these transactions were considered together with our existing cash, cash equivalents, marketable securities and our credit facility (see Note 9), our ability to hold our long-term marketable securities until their respective maturities was significantly enhanced. Accordingly, during the quarter ended June 30, 2006, we began classifying our marketable securities portfolio as short-term or long-term according to their contractual maturities.

The accompanying financial information should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC).

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning with the first fiscal period after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our consolidated financial statements.

Revenue Recognition

Product Sales

We recognize revenue from product sales when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. Upon recognition of revenue from product sales, provisions are made for government rebates, customer incentives such as cash discounts for prompt payment, certain distributor fees and estimated future returns of products that may expire.

Items Deducted from Gross Product Sales:

Government Rebates

We estimate amounts payable by us to government-managed Medicaid programs as well as to certain other qualifying federal and state government programs based on contractual terms, historical utilization rates, any new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and channel inventory data as obtained from our major U.S. wholesalers in accordance with our inventory management agreements. Government rebates that are invoiced directly to us are recorded in other accrued liabilities in our condensed consolidated balance sheets. For qualified programs that can purchase our products through wholesalers at a lower contractual government price, the wholesalers charge back to us the difference between their acquisition cost and the lower price, which we record as allowances against accounts receivable.

Cash Discounts

We estimate cash discounts based on contractual terms, historical utilization rates and our expectations regarding future utilization rates.

Distributor Fees

Under our inventory management agreements with our significant U.S. wholesalers, we pay the wholesalers a fee primarily for the compliance of certain contractually-determined covenants such as the maintenance of agreed-upon inventory levels. These distributor fees are based on a contractually-determined fixed percentage of sales.

Product Returns

We do not provide our customers with a general right of product return but permit returns if the product is damaged or defective when received by the customer, or if the product in the Unites States has expired. We will accept product returns in the United States that have expired for one year after their expiration. Our estimates for expected returns of expired products are based primarily on an on-going analysis of historical return patterns.

Contract Revenue

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

Revenue from non-refundable up-front license fees and milestone payments where we continue to have involvement such as through a development collaboration or an obligation to supply product is recognized as performance occurs and our obligations are completed. In accordance with the specific terms of Gilead’s obligations under these types of arrangements, revenue is recognized as the obligation is fulfilled or ratably over the development or manufacturing period. Revenue associated with substantive at-risk milestones is recognized based upon the achievement of the milestones as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue.

Royalty Revenue

Royalty revenue from sales of AmBisome® (amphotericin B liposome for injection) is recognized in the month following the month in which the corresponding sales occur. Royalty revenue from sales of our other products is recognized when received, which is in the quarter following the quarter in which the corresponding sales occur.

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(52,164)	$179,232	$475,690	$532,312

Denominator:
Weighted-average shares of common stock outstanding used in calculation of basic earnings per share	457,433	456,098	458,773	452,923
Effect of dilutive securities:
Stock options and equivalents	—	19,867	19,328	19,427

Weighted-average shares of common stock outstanding used in calculation of diluted earnings (loss) per share	457,433	475,965	478,101	472,350

Options to purchase approximately 7.7 million and 6.8 million shares of common stock were also outstanding during the three and nine months ended September 30, 2006, respectively, but were not included in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Additionally, options and equivalents to purchase approximately 18.8 million shares of common stock were also outstanding during the three months ended September 30, 2006 but were not included in the computation of diluted earnings per share because their effect was antidilutive as we reported a net loss. In addition, due to the inclusion of the restrictions on conversion under our Notes, our diluted earnings (loss) per share computation will not give effect to the dilution from the conversion of the Notes until the share price of our common stock exceeds $77.50 and $76.20 for the 2011 Notes and 2013 Notes, respectively. Options to purchase approximately 0.3 million and 0.5 million shares of common stock were outstanding during the three and nine months ended September 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which requires that all share-based payments to employees and directors, including grants of stock options, be recognized in the income statement based on their fair values, beginning with the first quarterly period of the first fiscal year beginning on or after June 15, 2005, with early adoption permitted. SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported in the statement of cash flows as a financing cash flow, rather than as an operating cash flow. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows. On January 1, 2006, we adopted SFAS 123R using the modified prospective method, one of the adoption methods permitted under SFAS 123R (see Note 11).

2. INVENTORIES

Inventories are summarized as follows (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$179,623	$147,950
Work in process	56,968	25,061
Finished goods	136,675	43,892

Total inventories	$373,266	$216,903

Our inventory balance as of September 30, 2006 and December 31, 2005 included Sustiva® (efavirenz) active pharmaceutical ingredient (API) which we purchased from BMS at BMS’s approximate market value of Sustiva. As of September 30, 2006, the joint venture formed by Gilead and BMS held approximately $63.7 million of Sustiva API which it purchased from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market and included in raw materials inventory, as well as $9.2 million and $60.8 million of Sustiva API included in work-in-process inventory and finished goods inventory, respectively.

During the first quarter of 2006, based on our regular evaluation of forecasted sales and existing pricing, we concluded that we would not fully recover the capitalized manufacturing costs associated with the inventory for our Gilead Access Program. As a result, we recorded $6.8 million in cost of goods sold to write down this inventory to its estimated net realizable value.

3. ASSET DISPOSAL

In March 2006, we received local city approval to proceed with the demolition of two of our owned buildings in Foster City, California, and to begin construction of new facilities. We included the charge associated with the write-off of these buildings, equal to their aggregate net book value of $7.9 million, in SG&A expenses during the first quarter of 2006.

4. ACQUISITION OF REAL ESTATE

In August 2006, we completed the purchase of two additional buildings located on our Foster City, California campus for an aggregate of approximately $29.3 million. The purchase price was allocated between land, buildings and land improvements based on their estimated relative fair values determined by management, based in part on an independent appraisal, which were $13.7 million, $14.6 million and $0.9 million, respectively. The fair value of the buildings and land improvements are being depreciated over their remaining economic life estimated to be 20 years.

5. EUROPEAN HEADQUARTERS RELOCATION

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

In the third quarter of 2005, when the relocation plans were finalized, we accrued a charge of $8.4 million, primarily consisting of employee severance costs and termination benefits, which was included in SG&A expenses. As of September 30, 2006, $6.3 million of these severance costs and termination benefits have been incurred, thereby reducing the relocation accrual that is included in accrued compensation and employee benefits in the Condensed Consolidated Balance Sheets to $2.1 million. Additional costs relating to the new headquarters in the United Kingdom, including recruitment costs, legal expenses, capital expenditures and other related costs are being expensed as incurred. Based upon the most current information available, we believe that the aggregate severance, relocation and recruiting costs resulting from the relocation of our European headquarters continues to be in the range of $10 million to $13 million.

6. COLLABORATIVE ARRANGEMENTS AND CONTRACTS

As a result of entering into strategic collaborations from time to time, we may hold investments in non-public companies. We record these nonmarketable equity securities at cost in other noncurrent assets, less any amounts for other-than-temporary impairment. We regularly review these investments for indicators of impairment. We also review our interests in our investee companies for consolidation and/or appropriate disclosure under the provisions of FIN 46R. As of September 30, 2006, we determined that certain of our investee companies are variable interest entities; however, other than with respect to our joint venture with BMS, we are not the primary beneficiary. Accordingly, we have conformed our disclosures with this determination.

Japan Tobacco

In March 2005, we entered into a licensing agreement with Japan Tobacco Inc. (Japan Tobacco), under which Japan Tobacco granted Gilead exclusive rights to develop and commercialize a novel HIV integrase inhibitor, GS 9137 (formerly called JTK-303), in all countries of the world, excluding Japan, where Japan Tobacco will retain such rights. Under the terms of the agreement, we incurred an upfront license fee of $15.0 million which was included in R&D expenses in the first quarter of 2005 as there was no future alternative use for this technology. In March 2006, we recorded $5.0 million in R&D expenses related to a milestone we incurred as a result of dosing the first patient in a Phase 2 clinical study as there was no future alternative use for this technology. We are obligated to make additional payments upon the achievement of other milestones as well as pay royalties based on any future net product sales in the territories where we may market the drug.

GlaxoSmithKline

In April 2002, Gilead and GlaxoSmithKline (GSK) entered into a licensing agreement providing GSK the rights to commercialize Hepsera®(adefovir dipivoxil), our oral antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, we retained rights to Hepsera in the United States, Canada, Eastern and Western Europe, Australia, New Zealand and Turkey. GSK received exclusive rights to develop Hepsera solely for the treatment of chronic hepatitis B in all of its territories, the most significant of which include China, Japan, Korea and Taiwan. We received a $2.0 million milestone payment from GSK for the U.S. approval of Hepsera in 2002, $2.0 million for the Canadian approval of Hepsera in 2003, and an aggregate of $13.0 million for the commercial approvals of Hepsera in Japan, South Korea and Taiwan in 2004. During the third quarter of 2006, we received a $5.0 million milestone payment from GSK for the achievement by GSK of four consecutive quarters of Hepsera gross sales exceeding $75.0 million. GSK has full responsibility for development and commercialization of Hepsera in its territories. The up-front license fee and milestones have all been recorded as deferred revenue to be amortized into contract revenue over the remaining period of our supply of Hepsera to GSK under the agreement, which is approximately 9 years.

OSI Pharmaceuticals, Inc.

In March 2000, we entered into an agreement with Eyetech Pharmaceuticals, Inc., which was acquired by OSI Pharmaceuticals, Inc. (OSI) in 2005, relating to Macugen®(pegaptanib sodium injection). Macugen is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, OSI received worldwide rights to all therapeutic uses of Macugen and was responsible for all R&D costs. We are entitled to receive payments from OSI if OSI reaches certain milestones as well as for royalties on worldwide net sales of Macugen, subject to our obligation to make payments to third parties relating to these royalties. In February 2006, Macugen was approved in the European Union, and in June 2006, we recognized a $5.0 million milestone payment from OSI relating to the first commercial sale of Macugen in the European Union which was included in contract revenue.

7. ACQUISITIONS

Corus Pharma, Inc.

On August 11, 2006, we completed the acquisition of Corus Pharma, Inc. (Corus), a privately held biopharmaceutical company based in Seattle, Washington. Corus was a development stage company that focused on the development and commercialization of novel drugs for respiratory and infectious diseases. Corus has one lead product candidate in late-stage clinical trials and two early-stage product candidates. This acquisition provides us with an opportunity to expand into new therapeutic areas such as respiratory diseases and augments our existing pipeline.

The Corus acquisition has been accounted for as an acquisition of assets rather than as a business combination in accordance with the criteria outlined in Emerging Issues Task Force (EITF) Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. Corus was considered a development stage company because it had not commenced its planned principal operations. Additionally, it lacked all the necessary elements of a business, including not having a completed product and, therefore, no ability to access customers. The results of operations of Corus since August 11, 2006 have been included in our condensed consolidated statements or operations and primarily consist of research and development expenses and to a lesser extent, SG&A expenses.

In April 2006, we purchased $25.0 million of Corus’s Series C preferred stock, which represented approximately 15% of Corus’s voting equity interests at the time. In conjunction with the purchase of Series C preferred stock, we also entered into the Agreement and Plan of Merger under which we had an option to acquire by merger the remaining outstanding shares of Corus. In July 2006, we announced that we had agreed to exercise this option and concurrently we entered into an agreement with Novartis Vaccines and Diagnostics, Inc. (Novartis) whereby Novartis agreed to dismiss its litigation against Corus for a payment to be made by Gilead to Novartis. Since the claims made by Novartis directly implicated Corus’s right to develop and commercialize its products, settling with Novartis was deemed appropriate to allow completion of the acquisition and to ensure claims by Novartis could not impede our ability to further develop and commercialize Corus product candidates. Without a settlement, the results of the ongoing trial at the time of settlement would have been uncertain for a sustained period following the closing due to legal appeals and other potential proceedings. Upon completion of the acquisition, we included our investment in Corus’s Series C preferred stock and the payment to Novartis as part of the acquisition purchase price.

The aggregate purchase price for all of the acquired shares and assets was approximately $414.7 million, including cash paid at or prior to closing of $363.6 million, the fair value of vested stock options assumed of $7.4 million, estimated direct transaction costs of $3.2 million and employee-related severance costs of $4.0 million. In addition, a holdback amount of $36.5 million is payable to Corus shareholders by Gilead in the future, except to the extent utilized to pay claims made by Gilead within one year after the closing of the merger. We assessed that it is probable that we will pay out this holdback amount, therefore we recorded this amount in other accrued liabilities on our condensed consolidated balance sheet as of September 30, 2006.

Employee related severance costs are included as part of the purchase price, as we established a workforce reduction plan as part of the acquisition transaction. These costs include employee termination benefits to be paid out within one year, as well as the stock-based compensation costs resulting from the accelerated vesting of stock options for employees who are involuntarily terminated in conjunction with a change in control as covered by Corus’s stock option plan.

The following table summarizes the preliminary purchase price allocation at August 11, 2006 (in thousands):

Net assets	$4,191
Assembled workforce	1,597
Net deferred tax assets	53,376
In-process research and development	355,568

$414,732

The $4.2 million of net assets includes $10.7 million of cash and short-term investments and $4.0 million of tangible assets, less assumed liabilities of $10.5 million. The $1.6 million value assigned to the assembled workforce is being amortized over three years, which is the estimated useful life of the asset. The $53.4 million of net deferred tax assets is primarily related to federal net operating loss and tax credit carryforwards. We have concluded that, based on the standard set forth in SFAS No. 109, it is more likely than not that we will realize the benefits from these deferred tax assets. We did not record any income tax benefit related to the purchased in-process research and development (IPR&D) charge as such amount is non-deductible. This purchase price allocation is preliminary and has not been finalized in that we are currently reviewing the allocation. Material changes, if any, to the preliminary allocation summarized above, will be reported once the uncertainty has been resolved.

The estimated fair value of purchased IPR&D and assembled workforce was determined by our management based in part on an independent appraisal. The estimated fair value of purchased IPR&D is greater than the purchase price paid, therefore, the amount that was allocated to purchased IPR&D consists of the net amount remaining after allocating the purchase price to the net tangible assets, assembled workforce and net deferred tax assets. The purchased IPR&D represented Corus’s incomplete R&D program that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of this program at the acquisition date is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Aztreonam lysine for cystic fibrosis	Aztreonam formulation for inhalation to be used against Gram-negative bacteria that cause lung infections in patients with cystic fibrosis.	Phase 3 clinical trials at acquisition date. We expect to file a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) in late 2007.	$355.6

The remaining efforts for completion of Corus’s R&D project primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that aztreonam lysine for cystic fibrosis, purchased from Corus, will be approved in the United States or the European Union or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired product candidate under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of this product candidate, if we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

The value of the purchased IPR&D was determined by estimating the related future net cash flows using a present value risk adjusted discount rate of 16%. This discount rate is a significant assumption and is based on the estimated internal rate of return for Corus’s operations and is comparable to the estimated weighted average cost of capital for companies in Corus’s industry. The projected cash flows from the aztreonam program were based on estimates of revenues and operating profits related to the program considering its stage of development, the time and resources needed to complete the development and approval of the related product, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. Corus’s two other early-stage candidates were not included in the valuation of purchased IPR&D because they were early-stage projects that did not have identifiable revenues and expenses associated with them.

Raylo Chemicals Inc.

On November 3, 2006, we completed the acquisition of Raylo Chemicals Inc., a subsidiary of Germany-based specialty chemicals company Degussa AG, for approximately €107.1 million (approximately $136 million). Raylo’s operations encompass custom manufacturing of API and advanced intermediates for the pharmaceutical and biopharmaceutical industries. The Company entered into a Euro forward contract in June 2006 in order to hedge the U.S. dollar price of the transaction. The Euro forward contract matured on November 3, 2006. The forward contract does not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and therefore all changes in fair value are recorded in interest and other income, net, in our Condensed Consolidated Statements of Operations. Gilead paid a deposit of €18.0 million ($23.0 million) upon execution of the stock purchase agreement in June 2006 which we recorded in other current assets in our Condensed Consolidated Balance Sheets.

Additionally, Gilead Sciences Limited (GSL), one of our wholly-owned Irish subsidiaries, entered into a seven-year supply agreement with Degussa for the manufacture and supply of certain API for certain of Gilead’s products. During the term of the agreement, Gilead is obligated to purchase total API valued at approximately €177.0 million (approximately $221.8 million). Gilead has guaranteed the performance of GSL under this agreement.

IOCB and K.U. Leuven

On August 18, 2006, we executed a sixth amendment agreement with the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and K. U. Leuven Research and Development. This amendment sets forth our royalty obligations for the sale of tenofovir in upper and lower middle income and Gilead Access Program countries. In upper and lower middle income countries, we will pay a royalty equal to three percent of the gross amount that we receive from any third party in consideration for the sale of tenofovir. For sales of tenofovir in the Gilead Access Program countries, pursuant to licenses we granted to 11 companies in India, we will pay a royalty equal to 20 percent of the gross amount received from any such Indian company in consideration for the sale of tenofovir.

8. JOINT VENTURE WITH BRISTOL-MYERS SQUIBB

In December 2004, we entered into a collaboration with BMS to develop and commercialize the single tablet regimen of Gilead’s Truvada®( emtricitabine and tenofovir disoproxil fumarate) and BMS’s Sustiva in the United States. Structured as a joint venture, Gilead and BMS formed the limited liability company, Bristol-Myers Squibb & Gilead Sciences, LLC. Under the terms of the collaboration, Gilead and BMS granted royalty-free sublicenses to the joint venture for the use of their respective company-owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. The ownership interests of the joint venture by Gilead and BMS, which reflect their respective economic interests, are based on the fraction of the estimated net selling price of the single tablet regimen attributable to Truvada and Sustiva, respectively, and will be adjusted on an annual basis. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both Gilead’s and BMS’s respective economic interests in the joint venture may vary annually.

Gilead has primary responsibility for clinical development activities and regulatory filings relating to any new products resulting from the collaboration, and BMS and Gilead share marketing and sales efforts (both parties provide equivalent sales force efforts for a minimum number of years). The daily operations of the joint venture are governed by four primary joint committees. Gilead is responsible for accounting, financial reporting and product distribution for the joint venture. Both parties agreed to provide their respective bulk active pharmaceutical ingredient (API) to the joint venture at their approximate market values. In April 2006, the joint venture filed a NDA with the FDA for approval of the single tablet regimen for the treatment of HIV infection in adults and in July 2006, the joint venture received approval for this single tablet regimen, which has been given the trade name Atripla™ (efavirenz/emtricitabine/tenofovir disoproxil fumarate). On September 28, 2006, Gilead and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada. As of September 30, 2006, the joint venture held Sustiva API which it purchased from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market and included in inventory on our condensed consolidated balance sheet (see Note 2).

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

9. LONG-TERM OBLIGATIONS

Convertible Senior Notes

In April 2006, we issued $650.0 million principal amount of convertible senior notes due 2011 (2011 Notes) and $650.0 million principal amount of convertible senior notes due 2013 (2013 Notes) (collectively, the Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2011 Notes and the 2013 Notes were issued at par and bear interest rates of 0.50% and 0.625%, respectively. Debt issuance costs of $23.8 million in connection with the issuance of the Notes were recorded in other noncurrent assets and are being amortized to interest expense on a straight-line basis over the contractual terms of the Notes. The aggregate principal amount of the Notes sold reflects the full exercise by the initial purchasers of their option to purchase additional Notes to cover over-allotments. The 2011 Notes may be convertible based on an initial conversion rate of 12.9024 shares per $1,000 principal amount of 2011 Notes (which represents an initial conversion price of approximately $77.50 per share). The 2013 Notes may be convertible based on an initial conversion rate of 13.1230 shares per $1,000 principal amount of 2013 Notes (which represents an initial conversion price of approximately $76.20 per share). The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after September 30, 2006 if the closing price of our common stock for at least 20 trading days during the last 30 consecutive trading day period of the previous quarter is more than 130% of the applicable conversion price per share, 2) if we make specified distributions to holders of our common stock or if specified corporate transactions occur, or 3) during the last month prior to maturity of the applicable Notes. Upon conversion, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the Note or (ii) the conversion value for such Notes. If the conversion value exceeds $1,000, we may also deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If the Notes are converted in connection with a change in control, we may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require us to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon, if any.

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

In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and SFAS 133, we recorded the convertible note hedges and warrants in additional paid-in capital (APIC) as of June 30, 2006, and we will not recognize subsequent changes in their respective fair values. In addition, in accordance with SFAS 109 and EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, we also recorded a deferred tax asset of $147.9 million in APIC for the effect of the future tax benefits related to the convertible note hedges.

Contemporaneously with the closing of the sale of the Notes, a portion of the net proceeds from the Notes’ issuance and the proceeds of the warrant transactions was used to repurchase 8.4 million shares of our common stock for $544.9 million under our stock repurchase program.

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

Under the terms of our term loan, the minimum amount of the principal payment that is required to be repaid at the end of each calendar quarter, beginning on March 31, 2006, is five percent of the outstanding balance. Interest is accrued at a rate of LIBOR plus a tiered contractual rate of up to 62.5 basis points and is payable quarterly in arrears. GBIC can prepay the term loan, together with accrued interest on the prepaid principal, at any time in whole or in part without penalty or premium. During the nine months ended

September 30, 2006, $161.0 million of the term loan principal was repaid. Any outstanding interest or principal at December 2010 is payable on demand. The U.S. parent company and another wholly-owned subsidiary, Gilead Vintage Park, LLC, are guarantors. As of September 30, 2006, the outstanding principal on the term loan was $139.0 million.

Under the terms of the revolving credit facility, interest is accrued and payable at a rate of LIBOR plus a tiered contractual rate of up to 50 basis points, and is payable quarterly in arrears. The parent company can prepay any outstanding borrowings, together with accrued interest on the prepaid principal, at any time in whole or in part without penalty or premium. Any outstanding interest or principal at December 2010 is payable on demand. The capacity of the revolving credit facility will increase to a maximum of $500.0 million as the term loan is repaid. We have the ability to irrevocably cancel any unutilized portion of the revolving credit facility, in whole or in part. Any proceeds obtained under the revolving credit facility are expected to be used for working capital, capital expenditures and other general corporate purposes, including the issuance of letters of credit up to $25.0 million. Gilead Vintage Park, LLC is the guarantor. In September 2006, the revolving credit facility was increased to $361.0 million as a result of cumulative principal repayments of $161.0 million that we have made under the term loan. As of September 30, 2006, we did not have any borrowings under the revolving credit facility.

10. CONTINGENCIES

Legal Proceedings

A number of states, counties and municipalities have filed complaints alleging that a large number of pharmaceutical company defendants, including Gilead in some instances, reported inaccurate prices for their products, causing the governmental entity named as the plaintiff to overpay for pharmaceutical products furnished to participants in the Medicaid program. Separate actions filed by New York City and numerous New York counties were consolidated into a multi-district litigation proceeding before the United States District Court for the District of Massachusetts. On August 23, 2005, these cases were voluntarily dismissed with respect to Gilead. On August 3 and October 12, 2006, two similar actions, State of Alabama v. Abbott Laboratories, Inc. et al., currently pending in the Circuit Court of Montgomery County, Alabama, and State of Mississippi v. Abbott Laboratories, Inc., et al., currently pending in the Chancery Court of the First Judicial District of Hinds County, Mississippi were voluntarily dismissed with respect to Gilead. To our knowledge, we have been named in three additional cases, (1) County of Erie v. Abbott Laboratories, Inc. et al., currently pending in the Supreme Court of the State of New York, in the County of Erie; (2) County of Oswego v. Abbott Laboratories, Inc. et al., currently pending in the Supreme Court of the State of New York, in the County of Oswego; and (3) County of Schenectady v. Abbott Laboratories, Inc. et al., currently pending in the Supreme Court of the State of New York, in the County of Schenectady. The complaints assert claims under state law and seek damages (and, in some cases, treble damages) and attorneys’ fees. We intend to defend the cases vigorously. The cases are all at a preliminary stage and it is not possible to predict the outcome. As such, no amounts have been accrued related to the outcome of these cases.

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

11. STOCK-BASED COMPENSATION

On January 1, 2006, we adopted the provisions of SFAS 123R which requires that the fair value of all share-based payments to employees and directors, including grants of stock options, be recognized in our Condensed Consolidated Statements of Operations. We applied the modified prospective method, one of the adoption methods permitted under SFAS 123R, which requires that compensation expense be recorded for the vesting of all nonvested stock options and other stock-based awards at the beginning of the first quarter of adoption of SFAS 123R. In accordance with the modified prospective method, no prior period amounts have been restated to reflect our adoption of SFAS 123R.

Pro Forma Information Under SFAS 123

Prior to the adoption of SFAS 123R, in accordance with the provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we elected to follow APB 25, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for our employee stock-based plans. Under APB 25, if the exercise price of Gilead’s employee and director stock options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized in our Condensed Consolidated Statements of Operations.

The table below presents net income and basic and diluted net income per share as if compensation cost for the Company’s stock option plans and employee stock purchase plan (ESPP) had been determined based on the estimated fair value of awards under those plans on the grant or purchase date in accordance with SFAS 123 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income – as reported	$179,232	$532,312
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	172
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(19,752)	(60,258)

Pro forma net income	$159,505	$472,226

Net income per share:
Basic - as reported	$0.39	$1.18

Basic - pro forma	$0.35	$1.04

Diluted - as reported	$0.38	$1.13

Diluted - pro forma	$0.34	$1.00

Adoption of SFAS 123R

Stock-based compensation is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations using a graded vesting expense attribution approach for nonvested stock options granted prior to the adoption of SFAS 123R and using the straight-line expense attribution approach for stock options granted after the adoption of SFAS 123R. As stock-based compensation expense related to stock options recognized on adoption of SFAS 123R is based on awards ultimately expected to vest, gross expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience. Prior to the adoption of SFAS 123R, pro forma information required under SFAS 123 included forfeitures as they occurred.

The table below summarizes the impact of adopting SFAS 123R effective January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of goods sold	$2,524	$8,236
Research and development expenses	13,267	38,108
Selling, general and administrative expenses	15,954	51,800

Stock-based compensation expense included in total costs and expenses	31,745	98,144
Tax benefit related to stock-based compensation expense	(6,165)	(21,340)

Stock-based compensation expense included in net income	$25,580	$76,804

Stock-based compensation expense included in net income (loss) per share:
Basic	$0.06	$0.17

Diluted	$0.06	$0.16

During the three and nine months ended September 30, 2006, we capitalized $2.6 million and $7.7 million of stock-based compensation expense, respectively, into inventory. The total fair value of stock options that vested during the three and nine months ended September 30, 2006 was $29.3 million and $96.4 million, respectively. As of September 30, 2006, we had stock-based compensation expense of $236.4 million related to nonvested stock options not yet recognized, which is expected to be recognized over an estimated weighted average period of 2.1 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility:
Stock options	38%	45%	39%	45%
ESPP	34%	45%	34%	45%
Expected life in years:
Stock options	5.1	4.7	5.2	4.8
ESPP	1.3	1.3	1.3	1.3
Risk-free interest rate:
Stock options	4.8%	4.0%	4.7%	3.8%
ESPP	5.0%	3.8%	4.9%	3.3%
Expected dividend yield	0%	0%	0%	0%

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

Other Stock-Based Compensation Information

In May 2004, Gilead’s stockholders approved and we adopted our 2004 Equity Incentive Plan (2004 Plan). Stock options under the NeXstar Pharmaceuticals, Inc. (NeXstar), Triangle Pharmaceuticals, Inc. (Triangle) and Corus stock option plans, which we assumed as a result of the merger with NeXstar and the acquisitions of Triangle and Corus, have been converted into Gilead options effective with the merger or acquisition. The 2004 Plan is a broad-based, incentive plan that allows for the awards to be granted to employees, directors and consultants of Gilead. Historically, few grants have been made to consultants and currently there are no grants outstanding to consultants. The 2004 Plan provides for option grants designated as either nonqualified or incentive stock options. Gilead assumed Corus’s 2001 Stock Plan (Corus Plan) in conjunction with the acquisition of the net assets of Corus. Options pursuant to the Corus Plan that were issued and outstanding as of August 11, 2006 have been converted into options to purchase approximately 333,551 shares of Gilead common stock as a result of the acquisition and remain subject to their original terms and conditions. No shares are available for grant of future options under the Corus Plan.

In May 2006, Gilead’s stockholders approved an increase of an additional 10,000,000 in the number of shares of common stock, available for issuance under the 2004 Plan. Prior to January 1, 2006, Gilead granted both nonqualified and incentive stock options, but all stock options granted after January 1, 2006 have been nonqualified stock options. Under the 2004 Plan, employee stock options generally vest over five years, are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices not less than the fair value of our common stock on the grant date. Stock option exercises are settled with newly issued common stock from the 2004 Plan’s previously authorized and available pool of shares. As of September 30, 2006, there were 23,164,332 shares remaining and available for future grant under the 2004 Plan.

Under Gilead’s ESPP, employees can purchase shares of Gilead common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair value of our common stock on the offering date or the purchase date. A two-year look-back feature in our ESPP causes the offering period to reset if the fair value of our common stock on the purchase date is less than that on the original offering date. ESPP purchases by employees are settled with newly issued common stock from the ESPP’s previously authorized and available pool of shares. As of September 30, 2006, there were 1,444,861 shares remaining and available for issuance under the ESPP.

The following table summarizes activity under all Gilead, NeXstar, Triangle and Corus stock option plans. All option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date (shares in thousands):

	Nine Months Ended September 30, 2006		Year Ended December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	45,920	$22.60	49,413	$18.10
Granted and assumed	8,527	$57.16	8,930	$36.39
Forfeited	(1,624)	$32.27	(1,997)	$26.05
Exercised	(7,116)	$16.08	(10,426)	$12.45

Outstanding, end of period	45,707	$29.71	45,920	$22.60

Exercisable, end of period	22,356	$18.93	22,237	$15.56

Weighted average grant-date fair value		$27.16		$15.79

The following is a summary of Gilead stock options outstanding and stock options exercisable at September 30, 2006 (options and aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.85 - $16.44	9,909	3.9	$9.45	$587,810	9,534	3.8	$9.21	$567,866
$16.45 - $28.24	9,192	6.2	$18.85	458,875	5,996	6.1	$18.32	302,493
$28.36 - $31.34	11,009	7.6	$30.18	424,893	4,259	7.5	$30.07	164,793
$31.40 - $57.36	9,461	8.5	$41.88	254,451	2,550	7.9	$37.76	79,081
$57.91 - $70.47	6,136	9.4	$59.14	59,104	17	1.1	$68.01	34

Total	45,707	6.9	$29.71	$1,785,133	22,356	5.6	$18.93	$1,114,267

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $312.5 million.

Restricted Stock

The following is a summary of the activity relating to Gilead’s nonvested restricted stock awards for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested, January 1, 2006	—	$—
Granted	32,250	$61.94
Forfeited	—	$—
Vested	(1,000)	$58.91

Nonvested, September 30, 2006	31,250	$62.03

12. STOCKHOLDERS’ EQUITY

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

In April 2006, Gilead repurchased and retired 8.4 million shares of Gilead common stock at $65.13 per share for an aggregate of $544.9 million and retired the shares. The remaining authorized amount of stock repurchases that may be made under this stock repurchase program which terminates in March 2008 is $455.0 million. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to APIC with the amounts in excess of the estimated original sales price charged to retained earnings. As a result of our stock repurchase in April 2006, we reduced common stock and APIC by $33.9 million and retained earnings by $511.0 million.

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(52,164)	$179,232	$475,690	$532,312
Net foreign currency translation gain (loss)	1,234	(1,221)	1,658	(6,249)
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	(53)	(941)	(14,704)	35,506
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	20,250	(874)	7,530	(1,167)

Comprehensive income (loss)	$(30,733)	$176,196	$470,174	$560,402

13. SEGMENT INFORMATION

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

Product sales consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
HIV products:
Truvada	$309,033	$162,403	$857,235	$376,680
Viread®(tenofovir disoproxil fumarate)	170,624	189,395	529,841	596,349
Atripla	68,373	—	68,373	—
Emtriva®(emtricitabine)	9,272	11,737	27,899	36,314

Total HIV product sales	557,302	363,535	1,483,348	1,009,343
AmBisome	55,313	54,736	164,740	165,157
Hepsera	55,113	46,893	164,612	135,364
Vistide®(cidofovir injection)	2,114	1,808	6,264	4,906
DaunoXome®(liposomal daunorubicin injection)	218	232	1,140	1,103

Total product sales	$670,060	$467,204	$1,820,104	$1,315,873

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$385,327	$256,294	$1,017,314	$722,311

Outside of the United States:
Switzerland	68,307	15,382	264,396	69,385
France	56,561	38,488	158,845	117,520
Spain	41,467	29,625	118,836	91,239
United Kingdom	40,687	30,719	112,205	84,537
Italy	36,889	25,268	110,778	79,261
Germany	29,803	24,090	90,841	75,007
Other European countries	43,682	38,769	134,798	96,490
Other countries	46,010	34,816	118,900	83,384

Total revenues outside of the United States	363,406	237,157	1,109,599	696,823

Total revenues	$748,733	$493,451	$2,126,913	$1,419,134

The following table summarizes revenues from our customers and collaboration partner who individually account for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cardinal Health, Inc.	18%	20%	17%	19%
McKesson Corp.	13%	12%	12%	12%
F. Hoffmann-La Roche Ltd.	*	*	12%	*
AmerisourceBergen Corp.	11%	12%	11%	12%

*	Amount less than 10%

14. SUBSEQUENT EVENT

In October 2006, we signed a definitive agreement with Myogen, Inc., under which we plan to acquire Myogen in a cash transaction for approximately $2.5 billion. Myogen is a publicly held biopharmaceutical company based in Westminster, Colorado, focused on the discovery, development and commercialization of small molecule therapeutics for the treatment of cardiovascular disorders. We expect the acquisition to close in the fourth quarter of 2006, subject to the satisfaction of certain closing conditions.

In anticipation of the cash outlay to consummate the Myogen acquisition, we reclassified certain of our marketable securities from long-term to short-term assets based on our intent to liquidate and access the underlying cash. Additionally, since it is probable that the full value of certain of our marketable securities will not be realized at the time of their liquidation, we recognized during the three months ended September 30, 2006, a loss of approximately $6.6 million associated with the planned sale of such securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In evaluating our business, you should carefully consider the risks described in the section titled “Risk Factors” below, in addition to the other information in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. In particular, this Form 10-Q contains forward-looking statements based on our current expectations. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider any of the above risks to be a complete statement of all the potential risks or uncertainties that we face.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2005 and our unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2006 and other disclosures (including the disclosures under “Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Executive Summary

We are a biopharmaceutical company that discovers, develops and commercializes therapeutics to advance the care of patients suffering from life-threatening diseases. We are a multinational company, with revenues from ten approved products and marketing operations in twelve countries. We focus our research and clinical programs on anti-infectives. Currently, we market Truvada® (emtricitabine and tenofovir disoproxil fumarate), Viread® (tenofovir disoproxil fumarate), and Emtriva® (emtricitabine) for the treatment of HIV infection; Hepsera® (adefovir dipivoxil) for the treatment of chronic hepatitis B; AmBisome® (amphotericin B) liposome for injection for the treatment of fungal infection; and Vistide® (cidofovir injection) for the treatment of cytomegalovirus (CMV) retinitis and DaunoXome®(liposomal daunorubicin injection) for the treatment of advanced HIV-related Kaposi’s sarcoma. In July 2006, we also began marketing Atripla™ (efavirenz, emtricitabine and tenofovir disoproxil fumarate), a single tablet regimen of our Truvada and Bristol-Myers Squibb Company’s (BMS) Sustiva® (efavirenz), with our joint venture partner, BMS. F. Hoffmann-La Roche Ltd (Roche) currently markets Tamiflu® (oseltamivir phosphate) for the treatment and prevention of influenza under a royalty-paying development and license agreement with us. OSI Pharmaceuticals, Inc. (OSI) markets Macugen® (pegaptanib sodium injection) in the United States and Europe for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us.

Our operating results for the third quarter of 2006 were led by strong net product sales of $670.1 million including HIV product sales (Truvada, Viread, Atripla and Emtriva) of $557.3 million. A 53% increase in HIV product sales in the third quarter of 2006 over the third quarter of 2005 served as a key driver in increasing total product sales by 43% over the comparable period in 2005. HIV product sales were up 17% sequentially from the second quarter of 2006, mainly due to the continued growth of Truvada in Europe and the launch of Atripla in the United States in July 2006. This increase was offset by a decrease in sales of Viread in the third quarter of 2006 from the third quarter of 2005 due primarily to patients switching from a Viread-containing regimen to one containing Truvada and Atripla in countries where Truvada and Atripla are available. AmBisome product sales in the third quarter of 2006 increased by one percent compared to the third quarter of 2005. Hepsera product sales for the third quarter of 2006 increased 18% from the third quarter of 2005 driven primarily by sales volume growth in Europe. On the collaborative front, we recognized $76.2 million in royalty revenue of which $62.7 million related to royalties received from second quarter 2006 sales of Tamiflu by Roche. Tamiflu royalties increased from comparable periods in 2005 due to strong sales of Tamiflu by Roche as well as the elimination of the contractual cost of goods adjustment that was implemented in 2005. In addition, during the quarter ended September 30, 2006, we received a $5.0 million milestone payment from GlaxoSmithKline (GSK), associated with achieving four consecutive quarters of Hepsera gross sales exceeding $75.0 million in GSK territories. This amount has been recorded as deferred revenue to be amortized into contract revenue over the life of our manufacturing supply agreement with GSK.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and began expensing the fair value of stock-based awards. As a result, stock-based compensation expense is a significant component of the increase in our operating expenses for the three and nine months ended September 30, 2006 as compared to the same period in the prior year. Further discussion is included in “Critical Accounting Policies and Estimates” below.

We continued to make progress in our HIV, hepatitis B virus (HBV) and hepatitis C virus (HCV) clinical programs. In the first quarter of this year, we dosed the first patient in a Phase 2 clinical study of our novel integrase inhibitor for HIV, GS 9137, which we licensed from Japan Tobacco Inc. (Japan Tobacco). This event triggered a $5.0 million milestone payment to Japan Tobacco, which we recorded in research and development (R&D) expenses during the first quarter of 2006. We completed enrollment of patients in this Phase 2 study in the second quarter of 2006. In October of this year, based on a review of data from our independent Data Safety Monitoring Board, we terminated the arm of the study with the lowest dose of GS 9137 (20 mg), amended the protocol and recommended that all patients in that arm of the study be transitioned to the high dose arm (125 mg). The study will otherwise continue as planned, and data from the trial are expected in the first half of 2007. In addition, we have identified a second integrase inhibitor for HIV, GS 9224, and filed an investigational new drug application (IND) with the U. S Food and Drug Administration (FDA) in October 2006. We expect to begin the Phase 1 clinical study for GS 9224 during the fourth quarter of 2006. In the HBV area, we completed enrollment of patients into our two pivotal Phase 3 clinical studies of tenofovir disoproxil fumarate for chronic hepatitis B in the second quarter of 2006. In the HCV area, our collaboration partner, Achillion Pharmaceuticals, Inc., advised us that they expect to begin dosing HCV infected patients in a Phase 1/2 viral dynamics clinical study of GS 9132 in the fourth quarter of 2006. In August of 2006, we filed an IND with the FDA for GS 9190, a non-nucleoside HCV polymerase inhibitor, for the potential treatment of hepatitis C. We expect to begin the Phase 1 clinical study for GS 9190 during the fourth quarter of 2006, and anticipate having results from this study in early 2007.

To further support our increasing levels of clinical and product development activities, in November 2006, we completed the acquisition of Raylo Chemicals Inc. (Raylo), which was Degussa AG (Degussa)’s Canadian subsidiary, for approximately €107.1 million (approximately $136 million). We plan to leverage Raylo’s operations and expertise primarily for manufacturing development work, including scale up of investigational products, supplying active pharmaceutical ingredients (API) for clinical research programs and supporting new product launch supplies for Gilead’s therapeutics. In June 2006, in conjunction with the stock purchase agreement with Degussa and its wholly-owned subsidiary, LaPorte Nederland BV, we also entered into a seven-year supply agreement with Degussa where we are obligated to purchase total API for certain of our products valued at approximately €177.0 million (approximately $221.8 million) over the contractual term.

Our move into new therapeutic areas has been marked by two transactions in 2006. On August 11, 2006, we completed the acquisition of Corus Pharma, Inc. (Corus), a privately held development stage biopharmaceutical company based in Seattle, Washington, focused on the development and commercialization of novel drugs for respiratory and infectious diseases. We accounted for the Corus acquisition as an acquisition of assets and included the results of operations of Corus since August 11, 2006, which primarily consisted of research and development expenses and to a lesser extent, selling, general and administrative expenses, in our condensed consolidated financial statements for the third quarter of 2006. The aggregate purchase price was approximately $414.7 million, including cash paid of $363.6 million for all of Corus’s outstanding stock, a holdback amount of $36.5 million payable to Corus shareholders if there are no claims or disputes brought forth by Gilead one year after the closing of the merger, the fair value of vested stock options assumed of $7.4 million, estimated direct transaction costs of $3.2 million and employee related costs of $4.0 million. We also recorded a purchased in-process research and development (IPR&D) expense of $355.6 million during the quarter ended September 30, 2006.

In October 2006, we signed a definitive agreement with Myogen, Inc. (Myogen), under which we plan to acquire Myogen in a cash transaction of approximately $2.5 billion. Myogen is a publicly held biopharmaceutical company based in Westminster, Colorado, focused on the discovery, development and commercialization of small molecule therapeutics for the treatment of cardiovascular disorders. We expect the acquisition to close in the fourth quarter of 2006, subject to the satisfaction of other closing conditions. We also expect that, upon consummation, we will record a material charge to earnings related to this acquisition associated with purchased IPR&D.

In September 2006, we established a three-way joint venture, Bristol-Myers Squibb Gilead Sciences And Merck Sharp & Dohme Limited, a limited company incorporated in Ireland. The joint venture will be the holder of the marketing authorization for Atripla. The joint venture filed for marketing authorization with the European Medicines Agency in October 2006, under the centralized licensing procedure. When the marketing authorization application is finalized and approved, the joint venture will hold one marketing authorization in all member states of the European Union. Discussions among the three companies regarding agreements for manufacturing, commercialization and distribution of Atripla in the European Union are ongoing.

On August 18, 2006, we executed a sixth amendment agreement with the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and K. U. Leuven Research and Development. This amendment sets forth our royalty obligations for the sale of tenofovir in upper and lower middle income and Gilead Access Program countries. In upper and lower middle income countries, we will pay a royalty equal to three percent of the gross amount that we receive from any third party in consideration for the sale of tenofovir. For sales of tenofovir in the Gilead Access Program countries, pursuant to licenses we granted to eleven companies in India, we will pay a royalty equal to 20 percent of the gross amount received from any such Indian company in consideration for the sale of tenofovir.

In April 2006, we issued $1.30 billion principal amount of convertible senior notes and concurrently, we repurchased $544.9 million of our common stock under our stock repurchase program, purchased convertible note hedges at a cost of $379.1 million as well as sold warrants for proceeds of $235.5 million. These transactions, along with $738.6 million of operating cash flows generated during the first nine months of 2006, partially offset by $356.2 million of net cash paid for the Corus acquisition and $161.0 million of payments made towards the principal on our term loan, contributed to the increase in our cash, cash equivalents and marketable securities of $893.4 million from December 31, 2005. Our existing cash, cash equivalents and marketable securities will allow us to further our corporate development initiatives, including licensing opportunities and potential acquisitions such as the $2.5 billion Myogen acquisition expected to close in the fourth quarter of 2006, as well as to meet our ongoing working capital and infrastructure needs.

Critical Accounting Policies, Estimates and Judgments

For a more complete discussion, see “Critical Accounting Policies, Estimates and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue Recognition

Product Sales

We recognize revenues from product sales when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. We record estimated reductions to revenues for government rebates such as Medicaid reimbursements, customer incentives such as cash discounts for prompt payment, distributor fees, and expected returns of expired products. These estimates are deducted from gross product sales at the time such revenues are recognized. Of these reductions from gross product sales, government rebates significantly impact our reported net product sales and are based upon certain estimates that require complex and significant management judgments.

Government Rebates

We estimate amounts payable by us to government-managed Medicaid programs as well as to certain other qualifying federal and state government programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by these programs. Government rebates that are invoiced directly to us are recorded in other accrued liabilities in our condensed consolidated balance sheets. For qualified programs that can purchase our products through wholesalers at a lower contractual government price, the wholesalers charge back to us the difference between their acquisition cost and the lower price, which we record as allowances against accounts receivable. We estimate these sales allowances based on contractual terms, historical utilization rates, any new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs, and channel inventory data as obtained from our major U.S. wholesalers in accordance with our inventory management agreements. It may take up to two quarters for the majority of actual rebates that we process against our government rebate accruals, to be invoiced to us. Based on the most current information available, our actual annual government rebates have varied by less than 3% from our estimates recorded for the related years. During the three and nine months ended September 30, 2006, $34.5 million and $100.6 million, respectively, representing 4% and 5% of total gross product sales, respectively, were deducted from gross product sales for government rebates. Actual government rebates for the years ended December 31, 2005 and 2004 have varied by less than 3% from our estimates recorded in those periods. As of September 30, 2006, we had accrued government rebates of $62.0 million in other accrued liabilities and allowances of $9.0 million recorded against accounts receivable.

Contract Revenue

Contract revenue for research and development is recorded as performance occurs and the earnings process is completed based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and where there is no continuing involvement by Gilead, are recognized when the payments are received or when collection is reasonably assured.

Revenue from non-refundable up-front license fees and milestone payments where we continue to have involvement, such as through a development collaboration or an obligation to supply product, are recognized as performance occurs and our obligations are completed. In accordance with the specific terms of Gilead’s obligations under these types of arrangements, revenues are recognized as the obligation is fulfilled or ratably over the development or manufacturing period. Revenues associated with substantive at-risk milestones are recognized based upon the achievement of the milestones as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue.

Prepaid Royalties

We capitalize royalties that we have prepaid at cost, specifically those related to the emtricitabine royalties we paid to Emory University (Emory) for the HIV indication, based on the present value of the future royalty obligation that we would expect to pay to Emory assuming certain expected levels of our product sales incorporating the emtricitabine technology. The present value of our future royalty obligation was derived using our weighted average cost of capital. We review quarterly the expected future sales levels of our products and any indicators that might require a write-down in the net recoverable value of our asset or a change in the estimated life of the prepaid royalty. Some potential indicators of impairment include the launch of a significant product by a competitor, significant deviations in recognized product sales compared to forecast and product safety issues and recalls.

We amortize our prepaid royalties based on an effective royalty rate that we derive from forecasted HIV product sales incorporating emtricitabine. Our product sales forecasts are prepared annually and determined using our best estimates of future activity considering such factors as historical and expected future patient usage or uptake of our products, the introduction of complimentary or combination therapies or products, and future product launch plans. If a previously unanticipated and significant change occurs to our sales forecasts, including the introduction of a competing product by us or one of our competitors into the same HIV market as emtricitabine, we would prospectively update the royalty rate used to amortize our prepaid royalties which may increase future royalty expense. As of September 30, 2006, we had a prepaid royalty asset relating to the emtricitabine royalties we paid to Emory of $324.0 million. Amortization expense relating to this prepaid royalty asset was $3.4 million and $12.2 million for the three and nine months ended September 30, 2006, respectively.

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

During the three and nine months ended September 30, 2006, we recognized stock-based compensation expense of $25.6 million and $76.8 million, respectively, net of tax, and we capitalized $2.6 million and $7.7 million, respectively, into inventory. As of September 30, 2006, we had unrecognized stock-based compensation of $236.4 million related to nonvested stock options, which is expected to be recognized over an estimated weighted average period of 2.1 years.

Results of Operations

Total Revenues

We had total revenues of $748.7 million for the quarter ended September 30, 2006 compared with $493.5 million for the quarter ended September 30, 2005. Total revenues were $2.13 billion for the first nine months of 2006 and $1.42 billion for the first nine months of 2005. Included in total revenues are product sales and royalty and contract revenue, including revenue earned from manufacturing collaborations.

Product Sales

Product sales consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
HIV Products:
Truvada	$309,033	$162,403	90%	$857,235	$376,680	128%
Viread	170,624	189,395	(10)%	529,841	596,349	(11)%
Atripla	68,373	—	100%	68,373	—	100%
Emtriva	9,272	11,737	(21)%	27,899	36,314	(23)%

Total HIV products	557,302	363,535	53%	1,483,348	1,009,343	47%
AmBisome	55,313	54,736	1%	164,740	165,157	0%
Hepsera	55,113	46,893	18%	164,612	135,364	22%
Vistide	2,114	1,808	17%	6,264	4,906	28%
DaunoXome	218	232	(6)%	1,140	1,103	3%

Total product sales	$670,060	$467,204	43%	$1,820,104	$1,315,873	38%

Total product sales increased 43% in the third quarter of 2006 compared to the third quarter of 2005, due primarily to higher sales of our HIV products and Hepsera.

HIV Products

HIV product sales for the third quarter of 2006 were $557.3 million, an increase of 53% compared to the third quarter of 2005. HIV product sales in the United States and outside of the United States for the third quarter of 2006 were $346.7 million and $210.6 million, respectively, an increase of 58% and 46%, respectively, compared to the same period in 2005. We continued to see steady prescription gains for our HIV product portfolio and as of the week ended September 30, 2006, according to a third-party market research firm, our HIV products collectively held approximately 46.7% and 44.7% of new and total prescriptions, respectively, in the nucleoside reverse transcriptase inhibitor market in the United States.

HIV product sales for the nine months ended September 30, 2006 totaled $1.48 billion, an increase of 47% from $1.0 billion for the nine months ended September 30, 2005. For the first nine months of 2006, HIV product volume increased by 28%, when compared to the same period last year, with volume increasing 15% in the United States and 45% outside of the United States, when compared to the same period last year. During the first nine months of 2006, Truvada continued to be launched in regions outside of the United States.

During the three and nine months ended September 30, 2006, the average selling prices of our HIV products increased compared to the same period in 2005 primarily driven by higher overall selling prices of our HIV products as well as the transition of some eligible patients in the Unites States from Medicaid to Medicare Part D, which reduced the amount of Medicaid claims. As a result of this transition, we benefited from a reduction in Medicaid claims of approximately $29.1 million for the first nine months of 2006.

•	Truvada

Truvada sales were $309.0 million for the third quarter of 2006, an increase of 90% from Truvada sales in the third quarter of 2005. Sales of Truvada commenced in the United States in the third quarter of 2004 and in the major markets of the European Union during 2005. The increase in sales for the third quarter of 2006 was primarily driven by strong sales volume growth across the major geographic regions.

Truvada sales for the nine months ended September 30, 2006 were $857.2 million, compared to Truvada sales of $376.7 million for the nine months ended September 30, 2005. The increase in sales for the first nine months of 2006 was primarily driven by strong sales volume growth across the major geographic regions.

Truvada sales accounted for 55% and 58% of Gilead’s total HIV product sales for the three and nine months ended September 30, 2006, respectively. In the United States, we expect Truvada sales to begin to level off but remain strong, as we expect Truvada will continue to be the nucleoside reverse transcriptase inhibitor backbone of choice with protease inhibitors.

•	Viread

Viread sales were $170.6 million in the third quarter of 2006, a 10% decrease from $189.4 million in the third quarter of 2005. Viread sales for the nine months ended September 30, 2006 totaled $529.8 million, a decrease of 11% from $596.3 million for the nine months ended September 30, 2005. Viread sales volume has decreased across major geographic regions due primarily to patients switching from a Viread-containing regimen to one containing Truvada in countries where Truvada is available.

•	Atripla

Atripla was approved for sale in the United States in July 2006. Sales were $68.4 million for the three months ended September 30, 2006 and accounted for 12% of Gilead’s total HIV product sales for the three months ended September 30, 2006.

•	Emtriva

Emtriva sales were $9.3 million for the third quarter of 2006, a 21% decrease from $11.7 million in the third quarter of 2005. Emtriva sales for the nine months ended September 30, 2006 were $27.9 million, compared to $36.3 million for the nine months ended September 30, 2005. These decreases were primarily driven by patients switching from an Emtriva-containing regimen to one containing Truvada in countries where Truvada is available.

For the full year 2006, we expect sales from our HIV product franchise, which now includes Atripla sales in the United States, to be in the range of $2.00 billion to $2.05 billion.

AmBisome

AmBisome sales for the third quarter of 2006 were $55.3 million, an increase of one percent compared to the third quarter of 2005, primarily due to higher sales volume in the United States, partially offset by lower sales volumes in Latin America. We recognized $164.7 million in AmBisome sales for the first nine months of 2006, a slight decrease compared to $165.2 million in the first nine months of 2005. For the full year 2006, we expect AmBisome sales to be in the range of $205.0 million to $215.0 million.

Hepsera

Hepsera sales totaled $55.1 million for the third quarter of 2006, an 18% increase from $46.9 million in the third quarter of 2005. The increase in 2006 was primarily driven by sales volume growth in Europe. Sales of Hepsera totaled $164.6 million for the first nine months of 2006, an increase of 22% over the $135.4 million in the first nine months of 2005. For the first nine months of 2006, sales volume increased 16% over the same period last year primarily driven by volume increases in Europe and in the United States. For the full year 2006, we expect Hepsera sales to be in the range of $215.0 million to $225.0 million.

Royalty and Contract Revenue

For the third quarter of 2006, royalty and contract revenue resulting from collaborations with corporate partners totaled $78.7 million, an increase of $52.4 million from the third quarter of 2005. For the first nine months of 2006, royalty and contract revenue resulting from collaborations with corporate partners totaled $306.8 million, an increase of $203.5 million from the first nine months of 2005. The increase in the three and nine months ended September 30, 2006 was primarily driven by the recognition of Tamiflu royalties from Roche during those periods of $62.7 million and $251.3 million, respectively. These royalties were significantly higher than the Tamiflu royalties of $12.1 million and $60.2 million recognized in the three and nine months ended September 30, 2005, respectively, due to the significantly higher Tamiflu sales recorded by Roche during the fourth quarter of 2005 and the first and second quarters of 2006 compared to the same periods in 2004 and 2005, as well as the elimination of a contractual cost of goods adjustment that had historically reduced the amount of Tamiflu royalties recognized by Gilead. Roche reported their third quarter 2006 financial results on October 17, 2006, at which time they provided an update on their guidance for government sales of Tamiflu for pandemic planning purposes. Roche’s revised guidance for the full year 2006 is 1.6 to 1.7 billion Swiss francs, up from their guidance provided in the previous quarter of 1.2 to 1.3 billion Swiss francs. As we recognize royalties on Tamiflu sales the quarter following the quarter in which it is sold, Gilead expects to receive royalties from Roche at the rate of 22% of net sales after certain adjustments in the fourth quarter of this year. In addition, during the quarter ended September 30, 2006, we received a $5.0 million milestone payment from GSK, associated with achieving four consecutive quarters of Hepsera gross sales exceeding $75.0 million in GSK territories. This amount has been recorded as deferred revenue to be amortized into contract revenue over the life of our manufacturing supply agreement with GSK.

Cost of Goods Sold and Product Gross Margin Percentage

The following table summarizes the period over period changes in our cost of goods sold (in thousands) and product gross margin percentages:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2006	2005		2006	2005
Total product sales	$670,060	$467,204	43%	$1,820,104	$1,315,873	38%
Cost of goods sold	109,791	65,498	68%	278,031	186,182	49%
Product gross margin percentage	84%	86%		85%	86%

Our product gross margin percentage for the third quarter of 2006 was 84%, compared to 86% for the same quarter of 2005. The lower gross margin percentage was primarily due to product mix changes which included the impact of the launch of Atripla in the United States, and the inclusion of stock-based compensation expense from our adoption of SFAS 123R, partially offset by the higher average selling prices of our HIV products in the United States as some Medicaid patients began transitioning to Medicare Part D, which reduces the amount of Medicaid claims. Our product gross margin percentage for the first nine months of 2006 was 85%, compared to 86% for the same period in 2005. The lower gross margin percentage was primarily due to the factors mentioned above, as well as the $6.8 million charge to cost of goods sold in the first quarter of 2006 to write-down the inventory for our Gilead Access Program to its estimated net realizable value.

The Atripla product decreases our product gross margin percentage, but without a corresponding impact to our net profit. As the primary beneficiary of our joint venture with BMS, we consolidate 100% of Atripla product sales but only benefit from the product margin on the Truvada portion of Atripla. The Sustiva portion of Atripla product sales carries a zero product gross margin since the joint venture purchases Sustiva API from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market.

We expect our product gross margin percentage for 2006 to be in the range of 84% to 85%. This includes the impact of our adoption of SFAS 123R and the launch of Atripla in the United States in July 2006.

Research and Development Expenses

The following table summarizes the period over period changes in our R&D expenses into these major components (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2006	2005		2006	2005
Research	$21,931	$15,165	45%	$62,167	$39,903	56%
Clinical development	57,612	49,313	17%	168,357	137,547	22%
Pharmaceutical development	13,762	14,352	(4)%	41,717	31,511	32%

Total research and development	$93,305	$78,830	18%	$272,241	$208,961	30%

R&D expenses for the third quarter of 2006 were $93.3 million compared to $78.8 million for the same quarter in 2005. R&D expenses for the third quarter of 2006 were higher primarily due to stock-based compensation expense of $13.3 million from our adoption of SFAS 123R on January 1, 2006, increased contract service and clinical study expenses of $9.3 million relating to clinical, product development and research activities with our hepatitis C, hepatitis B and HIV programs and increased compensation and benefits of $5.6 million due largely to higher headcount. In the third quarter of 2005, we incurred a $15.0 million payment to Emory in connection with the amendment of our existing license agreement with Emory related to our obligation to develop emtricitabine for the hepatitis B indication.

R&D expenses for the first nine months of 2006 and 2005 were $272.2 million and $209.0 million, respectively. R&D expenses for the first nine months of 2006 were higher primarily due to stock-based compensation expense of $38.1 million from our adoption of SFAS 123R on January 1, 2006, increased contract service and clinical study expenses of $33.8 million relating to clinical, product development and research activities with our hepatitis C, hepatitis B and HIV programs and increased compensation and benefits of $10.0 million due largely to higher headcount. In general, significant collaboration payments during a period can cause our R&D expenses to fluctuate. During the first nine months of 2006, we incurred a milestone payment of $5.0 million related to the dosing of the first patient in a Phase 2 clinical study for our lead integrase inhibitor, GS 9137, under our collaboration agreement with Japan Tobacco. In comparison, in the first nine months of 2005, we incurred an upfront payment of $15.0 million to Japan Tobacco related to the signing of this same agreement as well as a $15.0 million payment to Emory mentioned above.

For the full year 2006, we expect our R&D expenses to be in the range of $365.0 million to $385.0 million. This includes the impact of our adoption of SFAS 123R and operating expenses associated with our Seattle operations as a result of the Corus acquisition, but excludes any additional R&D expenses for potential new collaborations or product licensing activity as well as expenses related to the Myogen acquisition.

Selling, General and Administrative Expenses

The following summarizes the period over period changes in our selling, general and administrative (SG&A) expenses (in thousands):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2006	2005		2006	2005
Selling, general and administrative	$132,529	$100,873	31%	$426,567	$274,765	55%

SG&A expenses for the third quarter of 2006 were $132.5 million compared to $100.9 million for the same quarter in 2005. The higher SG&A expenses in the third quarter of 2006 as compared to the same quarter of 2005 were primarily due to stock-based compensation expense of $16.0 million from our adoption of SFAS 123R on January 1, 2006, increased expenses of $10.1 million in contract services, grants and promotional programs relating to our significant business growth and business development activities, and increased compensation and benefits of $7.9 million due largely to higher headcount. In the third quarter of 2005, we incurred $8.4 million of accrued severance and relocation expenses related to the relocation of our European commercial, medical and administrative headquarters from France to the United Kingdom. In addition, beginning in 2006, we began reporting net foreign exchange transaction gains or losses as well as fair value changes on derivative instruments not designated as hedges in interest and other income, net. These amounts, which were previously reported as SG&A expenses, were reclassified to enhance the comparability of our financial statements with those of other companies. Prior year amounts, although insignificant, have been reclassified to be consistent with the current year presentation.

For the first nine months of 2006 and 2005, SG&A expenses were $426.6 million and $274.8 million, respectively. The higher SG&A expenses were primarily due to increased expenses of $55.1 million in contract services, grants and promotional programs relating to our significant business growth, business development activities and preparation for our launch of Atripla, stock-based compensation expense of $51.8 million from our adoption of SFAS 123R on January 1, 2006, increased compensation and benefits of $22.8 million due largely to higher headcount, and the $7.9 million write-off of certain capital assets related to campus renovations.

In March 2006, we initiated an evaluation of our European distribution framework outside of our existing European subsidiaries. As a result, we initiated contact with certain of our European distributors with our intent to ultimately terminate these distribution agreements. This process may entail lengthy negotiations with these distributors. Although it is probable that we will incur contract termination costs, we are currently unable to reasonably estimate such costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and as such, no amount has been accrued related to the outcome of these negotiations. When the amounts become estimable, we will record such costs in SG&A expenses.

For the full year 2006, we expect our SG&A expenses to be in the range of $555.0 million to $575.0 million. This includes the impact of our adoption of SFAS 123R, as well as operating expenses associated with our Seattle operations as a result of the Corus acquisition, but excludes expenses related to the Myogen acquisition.

Purchased In-Process Research and Development Expense

In connection with our acquisition of Corus, we recorded purchased IPR&D expense of $355.6 million for the three and nine months ended September 30, 2006, representing the estimated fair value of Corus’s incomplete aztreonam lysine for cystic fibrosis research and development program that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A description of this program at the acquisition date is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Aztreonam lysine for cystic fibrosis	Aztreonam formulation for inhalation to be used against Gram-negative bacteria that cause lung infections in patients with cystic fibrosis.	Phase 3 clinical trials at acquisition date. We expect to file a NDA with the FDA in late 2007.	$355.6

The remaining efforts for completion of Corus’s R&D project primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that aztreonam lysine for cystic fibrosis, purchased from Corus, will be approved in the United States or the European Union or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired product candidate under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of this product candidate, if we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

The value of the purchased IPR&D was determined by estimating the related future net cash flows using a present value risk adjusted discount rate of 16%. This discount rate is a significant assumption and is based on the estimated internal rate of return for Corus’s operations and is comparable to the estimated weighted average cost of capital for companies in Corus’s industry. The projected cash flows from the aztreonam program were based on estimates of revenues and operating profits related to the program considering its stage of development, the time and resources needed to complete the development and approval of the related product, the life of the potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. Corus’s two other early-stage candidates were not included in the valuation of the purchased IPR&D because they were early-stage projects that did not have identifiable revenues and expenses associated with them.

Interest and Other Income, net

Including the reclassification of net foreign exchange transaction gains or losses mentioned above, interest and other income, net, was $36.2 million for the third quarter of 2006, up from $14.1 million for the third quarter of 2005. Including the effect of the reclassification discussed above, interest and other income, net, totaled $102.1 million and $31.2 million for the first nine months of 2006 and 2005, respectively. The increase in 2006 compared to the same periods in 2005 was primarily due to higher investment balances and interest rates in 2006, which was partially offset by the recognition of $6.6 million of other-than-temporary loss associated with marketable securities that we expect to liquidate in order to fund the $2.5 billion acquisition of Myogen anticipated to close in the fourth quarter of 2006.

Interest Expense

Interest expense for the three and nine months ended September 30, 2006 was $6.1 million and $15.0 million, respectively, which was due primarily to interest on our term loan which we entered into in December 2005.

Minority Interest in Joint Venture

The minority interest in joint venture on our condensed consolidated financial statements reflects BMS’s interest in the operating results of our joint venture with BMS in the United States. The operations of the joint venture commenced in 2005 with activities primarily focusing on the co-formulation of the once-daily single tablet regimen and achieving bioequivalence with the various co-formulations. We achieved bioequivalence on a formulation of the single tablet regimen at the end of 2005, and we filed an NDA for the single tablet regimen in April 2006. In July 2006, we received approval from the FDA for this single tablet regimen, which has been given the trade name Atripla.

Provision for Income Taxes

Our effective tax rate for three and nine months ended September 30, 2006 was 158.4% and 46.3%, respectively. Included in our operating income in the third quarter of 2006 was a pre-tax charge of $355.6 million for purchased IPR&D expense associated with our Corus acquisition. We did not record any income tax benefit related to the purchased IPR&D charge as such amount is non-deductible. Our effective income tax rate was 32.0% for each of the three and nine months ended September 30, 2005. Our provision for income taxes for the third quarter of 2006 was $141.5 million compared to $84.3 million for the third quarter of 2005. Our provision for income taxes for the first nine months of 2006 was $409.8 million compared to $250.5 million for the first nine months of 2005. The effective tax rate for the first nine months of 2006 varied from the statutory rate primarily as a result of our non-deductible purchased IPR&D expense, permanently reinvested earnings of our foreign operations and the tax impact of stock-based compensation expensing under SFAS 123R. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, our adoption of SFAS 123R relating to the accounting for stock options and other share-based payments, changes in tax laws and rates, mergers and acquisitions, future levels of research and development spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate and changes in overall levels of pre-tax earnings.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our consolidated financial statements.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and all marketable securities, our working capital, and our statements of cash flows (in thousands):

	September 30, 2006	December 31, 2005
Cash, cash equivalents and all marketable securities	$3,204,443	$2,311,033
Working capital	$3,450,571	$2,627,045

	Nine Months Ended September 30,
	2006	2005
Cash provided by (used in):
Operating activities	$738,551	$369,292
Investing activities	$(1,501,864)	$(199,467)
Financing activities	$629,834	$106,991

Cash, Cash Equivalents and All Marketable Securities

Cash, cash equivalents and all marketable securities totaled $3.20 billion at September 30, 2006, an increase of 39% from December 31, 2005. The increase of $893.4 million was primarily attributable to $738.6 million of operating cash flows generated during the first nine months of 2006 and $587.6 million of net proceeds generated from our issuance of convertible senior notes and related transactions, partially offset by cash paid for the acquisition of Corus net assets of $356.2 million and $161.0 million paid towards principal on our term loan. As a result of our issuance of the convertible senior notes and related transactions in April 2006, our cash, cash equivalents and all marketable securities increased significantly. We believe that, when the net proceeds from these transactions are considered together with our existing cash, cash equivalents and all marketable securities and our available credit facility, we have the ability to hold the marketable securities in our portfolio until their respective maturities. Accordingly, during the quarter ended June 30, 2006, we began classifying our marketable securities as short-term or long-term according to their contractual maturities.

Working Capital

Working capital at September 30, 2006 was $3.45 billion compared to $2.63 billion at December 31, 2005. The increase of $823.5 million was primarily due to the following:

•	$542.9 increase in cash, cash equivalents and short-term marketable securities primarily due to the increase in our marketable securities portfolio, partially offset by a decrease resulting from the classification of certain of our marketable securities into noncurrent assets as discussed above;

•	$188.9 million increase in accounts receivable primarily due to increased sales during the first nine months of 2006;

•	$156.4 million increase in inventory and $136.9 million increase in accounts payable primarily due to the launch of Atripla and the related purchases of Sustiva API from BMS at BMS’s approximate market value of Sustiva; and

•	$95.7 million decrease in income taxes payable primarily due to the payment of income taxes in the first nine months of 2006.

Cash Provided by Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2006 was comprised primarily of net income of $475.7 million, non-cash purchased IPR&D expense of $355.6 million, non-cash stock-based compensation expense of $98.1 million, tax benefits related to employee stock plans of $107.5 million and non-cash depreciation and amortization of $35.5 million, partially offset by a $288.9 million net cash outflow related to changes in operating assets and liabilities. Operating cash flows also included a non-cash outflow of $79.8 million related to excess tax benefits from stock option exercises, which is now classified as a financing cash flow in accordance with SFAS 123R. Cash provided by operating activities for the nine months ended September 30, 2005 included $532.3 million of net income, a non-cash change in deferred tax assets of $67.9 million and a $333.2 million net cash outflow related to changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities primarily related to purchases, sales and maturities of available-for-sale securities and our acquisition of the net assets of Corus. We used $2.29 billion of cash for investing activities during the first nine months of 2006, compared to $1.14 billion during the same period in 2005. Net cash used for purchases of available-for-sale securities increased in the first nine months of 2006 to $1.04 billion, compared to $164.6 million in the first nine months of 2005. During the first nine months of 2006, net cash used in investing also included $356.2 million related to our acquisition of Corus net assets, $75.0 million of capital expenditures, a $23.0 million deposit we paid to Degussa associated with our acquisition of Raylo and $8.7 million invested in non-marketable securities issued by certain of our strategic partners.

Capital expenditures made in the first nine months of 2006 totaled $75.0 million and related to the purchase of two facilities that we were previously leasing at our Foster City campus, expanding certain aspects of our manufacturing capabilities, the general upgrade of our facilities, as well as additional spending on computer and laboratory equipment to accommodate our growth. Capital expenditures made in the first nine months of 2005 totaled $34.9 million primarily related to domestic facilities improvements and purchases of laboratory and manufacturing equipment.

Cash Provided by Financing Activities

Cash provided by financing activities in the first nine months of 2006 was $629.8 million primarily from the $587.6 million of net proceeds generated from our issuances of convertible senior notes and related transactions. In addition, we received proceeds from employee stock option exercises of $123.8 million, as well as $79.8 million of excess tax benefits from stock option exercises. This was partially offset by $161.0 million paid towards principal on our term loan during the first nine months of 2006. Cash provided by financing activities in the first nine months of 2005 was $107.0 million due primarily to proceeds from employee stock option exercises.

Other Information

As of September 30, 2006, we had an uncollateralized revolving credit facility of $361.0 million of which there were no outstanding amounts. The capacity of the revolving credit facility will continue to increase to a maximum of $500.0 million commensurate with the repayments of principal under our term loan.

In November 2006, we completed the acquisition of Raylo from Degussa for approximately €107.1 million (approximately $136 million). In June 2006, we also entered into a seven-year supply agreement with Degussa for the manufacture and supply of API for certain of our products in which we are obligated to purchase API valued at approximately €177.0 million (approximately $221.8 million).

In October 2006, we signed a definitive agreement with Myogen, under which we plan to acquire Myogen in a cash transaction for approximately $2.5 billion. We expect the acquisition to close in the fourth quarter of 2006, subject to the satisfaction of certain closing conditions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk as of September 30, 2006 compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2006 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that subject to the limitations described below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules on Form 10-Q.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in “Item 1. Condensed Consolidated Financial Statements – Note 10. Contingencies - Legal Proceedings” to the interim condensed consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Substantially all of our revenues are derived from sales of a limited number of products. If we are unable to maintain or continue increasing sales of our HIV products, our results of operations may be adversely affected.

We are currently dependent on sales of our HIV products, especially Viread and Truvada, to support our existing operations. Our HIV products are exclusively of the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. HIV product sales for the three months ending September 30, 2006 were $557 million, or 74% of our total revenues, and sales of Truvada and Viread comprised 55% and 31%, respectively, of total HIV product sales for the third quarter of 2006. Our sales of HIV products and other products may decline for the reasons stated in this risk factor section and, in particular, for the following reasons:

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

If we do not introduce new products or increase revenues from our existing products, we will not be able to increase our total revenues. Each new product commercialization effort will face the risks outlined in this section. If we fail to increase our sales of our HIV products, we may not be able to increase revenues and expand our R&D efforts. Although our joint venture with BMS launched the single tablet regimen of Truvada and Sustiva, trade named Atripla, in July 2006 in the United States, physicians may be reluctant to prescribe Atripla if they fail to see advantages of the single tablet regimen over other antiretrovirals and as a result, we may not be able to increase revenues. Furthermore, product sales of Atripla may increase at the expense of product sales of its component products and our overall total revenues may not increase from the launch of Atripla.

We face significant competition.

We face significant competition from businesses that have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GSK, which markets fixed-dose combination products that compete with Truvada and Atripla. For AmBisome, we are encountering significant competition from new products produced by Merck & Co., Inc. and Pfizer Inc. (Pfizer). In addition, we are aware of reports of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the anticipated entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted. For Hepsera, we have encountered increased competition with the launch of BMS’s Baraclude™ (entecavir) and there is the potential for future competition from telbivudine, developed by Novartis Pharmaceuticals Corporation and Idenix Pharmaceuticals Limited, which is awaiting approval in the United States and Europe. These companies have substantially greater resources than we do and may significantly impede our ability to be successful with our antiviral products and AmBisome.

If significant safety issues arise for our marketed products, our sales may decline, which would adversely affect our results of operations.

The data that support the marketing approvals for our products and that form the basis for the safety warnings in our product labels were obtained in controlled clinical trials of limited duration and, in some cases, from limited post-approval use. As our products, including Truvada, Viread, Atripla, Emtriva, AmBisome and Hepsera, are used over longer periods of time by many patients taking numerous other medicines, many of whom have underlying health problems and would not be monitored for dosing compliance. As drugs are used over longer periods of time by more patients, we have found and expect to continue to find new issues such as safety, resistance or drug interaction issues, which may require us to provide additional warnings or contraindications on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. Safety and efficacy studies of Viread and Emtriva, dosed as separate products, are ongoing and have been underway for a longer period of time than the safety and efficacy studies of Truvada (Viread and Emtriva together), which are also underway. We expect to conduct similar studies using Atripla. If serious safety, resistance or interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities.

Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to achieve continued compliance could delay or halt commercialization of our products.

The products that we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA and comparable regulatory agencies in other countries. We are continuing clinical trials for Truvada, Viread, Atripla, Emtriva, AmBisome and Hepsera for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional products over the next several years. These products may fail to receive marketing approval on a timely basis, or at all.

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

We recently completed the acquisitions of Corus and Raylo, and expect to complete the acquisition of Myogen during the fourth quarter of 2006.

Integrating these businesses with our existing business will be a complex and time-consuming process. Myogen and until recently, Corus and Raylo, operate independently of Gilead, each with its own business, corporate culture, locations, employees and systems. Following each of these acquisitions, we will have to operate our existing business, along with the businesses of Corus, Raylo and Myogen, as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration of these companies with Gilead and the integration with Gilead of any other company or assets that Gilead may from time to time acquire. The failure to integrate these companies with Gilead successfully, or any other assets or companies we may acquire, may have a material adverse effect on our business, financial condition and results of operations.

The remaining efforts for completion of Corus’s R&D project primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that aztreonam lysine for cystic fibrosis, purchased from Corus, will be approved in the United States or the European Union or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired product candidate under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of this product candidate, if we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

Manufacturing problems could delay product shipments and regulatory approvals, which may adversely affect our results of operations.

We depend on third parties to perform manufacturing activities effectively and on a timely basis for Truvada, Viread, Atripla, Emtriva, Hepsera and Vistide. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and our manufacturers are subject to the FDA’s current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards and similar regulations are in effect in other countries. Our manufacturing operations are also subject to routine inspections by regulatory agencies. Additionally, our third party manufacturers are independent entities who are subject to their own unique operational and financial risks which are out of our control. To the extent that these risks materialize and affect their performance obligations to us, it may adversely affect our financial results.

We also depend on these third party manufacturers to manufacture the Truvada, Viread and Atripla made available to physicians and treatment programs at cost in developing countries under our Access Program. We rely on these third parties for the manufacture of both the API and final drug product for clinical and commercial purposes. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. If these third parties fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval. These events could harm our competitive position and financial results.

We manufacture AmBisome and fill and finish Macugen only at our facilities in San Dimas, California. Business interruptions at our San Dimas facility could adversely affect our business.

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

Many of the materials that we utilize in our operations are made at only one facility. For example, we depend on single suppliers for high quality amphotericin B, distearoylphosphatidylcholine and high quality cholesterol, each of which is used in the manufacture of AmBisome. Because the suppliers of key components and materials must be named in the NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship Truvada, Viread, Atripla, Emtriva, AmBisome, Hepsera or Vistide, or to supply any of our products in development for clinical trials.

We depend on relationships with other companies for sales and marketing performance and revenues. Failure to maintain these relationships, poor performance by these companies or disputes with these other companies could negatively impact our business.

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with Astellas Pharma, Inc. (created through the merger of Yamanouchi Pharmaceutical Co. Ltd. and Fujisawa Pharmaceutical Co., Ltd.) and Dainippon Sumitomo Pharma Co., Ltd. for AmBisome, GSK for Hepsera, Roche for Tamiflu, Pfizer for Vistide, OSI and Pfizer for Macugen, Japan Tobacco for Viread, Truvada and Emtriva and our joint venture with BMS for Atripla, the single tablet regimen of Truvada and Sustiva. In many countries, we rely on international distributors for sales of Truvada, Viread, Emtriva, AmBisome and Hepsera. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including:

•	the risk that we are not able to control the resources our corporate partners devote to our programs or products;

•	disputes may arise with respect to the ownership of rights to technology developed with corporate partners;

•	disagreements with corporate partners could cause delays in, or termination of, the research, development or commercialization of product candidates or result in litigation or arbitration;

•	contracts with our corporate partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

•	corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

•	corporate partners with marketing rights may choose to pursue competing technologies or to devote fewer resources to the marketing of our products than they do to products of their own development; and

•	our distributors and corporate partners may be unable to pay us.

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

We estimate the future demand for our product, consider the shelf life of our inventory and regularly review the realizability of our inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. For example, as a result of our review of inventory realizability, during the first quarter of 2006, we recorded a write-down of a portion of our Access Program inventory. Additional write downs of inventory for our Access Program may be necessary if demand for our HIV products in the Access Program countries is not sufficient to consume existing inventories.

During the third quarter of 2006, approximately 83% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. The non-retail sector in the United States, which includes government institutions, correctional facilities and large health maintenance organizations, which currently contributes to approximately 25% to 30% of our HIV business, tends to be less consistent in terms of buying patterns, and often results in quarter over quarter fluctuations that do not necessarily mirror the growth patterns that can be seen in the retail prescription data. The unpredictable variability of Roche’s Tamiflu sales and the strong relationship between this revenue and global pandemic planning and supply also cause our royalty revenues to fluctuate from quarter to quarter.

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

Our European product sales to government owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government owned or supported customers in these countries totaled $300.5 million as of September 30, 2006. Historically, receivables tend to accumulate over a period of time and then are settled through large lump sum payments as government funding becomes available. If significant changes were to occur in the reimbursement practices of European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected. From time to time, we also enter into non-recourse factoring arrangements which subject us to charges which could adversely affect our results of operations.

Our product revenues could be reduced by imports from countries where our products are available at lower prices.

Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at no-profit prices to 97 countries participating in our Access Program, our revenues would be adversely affected. In addition, we have granted non-exclusive, voluntary licenses for the manufacture of tenofovir disoproxil fumarate to 11 generic manufacturers in India for the local Indian market and for manufacturers to export product to 95 of the developing world countries included in our Access Program. If generic versions of Viread under these licenses are then re-exported to the United States, Europe or other markets outside of India or the 97 developing world countries participating in our Access Program, our revenues would be adversely affected.

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

In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. As a result of discussions with the Brazilian government Gilead reached agreement with the Brazilian Health Ministry in May 2006 to reduce the price of Viread in Brazil by approximately 50%. In addition, concerns over the cost and availability of Tamiflu as fear grows about a potential avian flu pandemic have generated international discussions over potential compulsory licensing of our Tamiflu patents. For example, we are aware that the Canadian government is considering measures that would allow Canadian manufacturers to manufacture and sell the active ingredient in Tamiflu in Canada and certain other countries. Furthermore, Roche may issue voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override Gilead’s Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

Our existing products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may reduce profitability.

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. For example, a majority of our sales of AmBisome and Vistide, and a majority of our sales of Truvada, Viread, Atripla and Hepsera, are subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. Our business may be adversely affected by an increase in U.S. or international pricing pressures. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement policies and pricing in general.

In Europe, the success of Truvada, Viread, Emtriva, Ambisome, Hepsera and Tamiflu will also depend largely on obtaining and maintaining government reimbursement because in many European countries, including the United Kingdom and France, patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by twelve months or more. We also expect that the success of our products in development, particularly in Europe, will depend on the ability to obtain reimbursement. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. As new drugs come to market, we may face significant price decreases for our products across much of Europe. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

Our results of operations could be adversely affected by recent and future health care reforms.

Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. Recently, there have been significant changes to the federal Medicare system in the United States that could impact the pricing of our products. The new Medicare Part D benefit for prescription drugs began on January 1, 2006. Many factors influence the possible impact of this program on us. For example, not all drugs in a class may be covered and the amount the Medicare program pays for our products may be lowered if legislation is introduced and passed into law that mandates discounts or allows the government to negotiate discounts. In addition, some Medicare patients under this new program are required to pay co-insurance, which may influence which products are recommended by physicians and selected by patients. Participation in Medicare Part D is mandatory for those who are dually eligible for state Medicaid and federal Medicare programs. As a result, changes to federal or state Medicaid drug payment regulations or other foreign or domestic healthcare reforms could lower payment for our products or introduce new discounts. Such changes could adversely affect our results of operations.

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

We are named as a defendant in lawsuits regarding the use of average wholesale price and reimbursement rates under Medicaid. In addition, the plaintiffs have appealed the dismissal of a class action lawsuit brought against us alleging violations of federal securities laws. Adverse results from these lawsuits, or any others brought against us could result in material damages that could significantly reduce our earnings and cash flows.

Changes in our income tax rate could reduce our earnings.

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, our adoption of SFAS 123R relating to the accounting for stock options and other share-based payments, changes in tax laws and rates, mergers and acquisitions, future levels of R&D spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our net income or loss.

Recently adopted changes in accounting for stock options will significantly reduce our earnings.

We adopted SFAS 123R on January 1, 2006, under which we are required to record additional compensation expense related to stock options and other share-based payments in 2006 and beyond. This new standard has a significant negative impact on our reported results of operations compared to the results we have reported under prior accounting standards on stock options and other share-based payments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 18, 2006, we executed a Sixth Amendment Agreement with the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and K. U. Leuven Research and Development. This amendment sets forth Gilead’s royalty obligations for the sale of tenofovir in upper and lower middle income and Gilead Access Program countries. In upper and lower middle income countries, Gilead will pay a royalty equal to three percent of the gross amount received by Gilead from any third party in consideration for the sale of tenofovir. For sales of tenofovir in the access countries, pursuant to licenses granted by Gilead to 11 companies in India, Gilead will pay a royalty equal to 20 percent of the gross amount received from any such Indian company in consideration for the sale of tenofovir.

On October 1, 2006, we entered into an Agreement and Plan of Merger pursuant to which we plan to acquire all of the outstanding common stock of Myogen, Inc. (Myogen) for total consideration, including the assumption by Gilead of all outstanding Myogen stock options, of approximately $2.5 billion. Myogen is a publicly held biopharmaceutical company based in Westminster, Colorado, focused on the discovery, development and commercialization of small molecule therapeutics for the treatment of cardiovascular disorders. We expect this transaction to close in the fourth quarter of 2006, subject to the satisfaction of certain closing conditions. More information about this transaction can be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on October 5, 2006 and our Schedule TO filed with the SEC on October 16, 2006.

ITEM 6. EXHIBITS

3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended

3.2(2)	Bylaws of the Registrant, as amended and restated March 30, 1999

3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, as amended

3.4(4)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant

3.5(4)	Certificate of Amendment to Certificate of Designation of the Registrant

4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3, Exhibit 3.4 and Exhibit 3.5

4.2(5)	Amended and Restated Rights Agreement dated as of October 21, 1999 between the Registrant and ChaseMellon Shareholder Services, LLC

4.6(6)	First Amendment to Amended and Restated Rights Agreement dated as of October 29, 2003 between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC)

4.7(7)	Second Amendment to Amended and Restated Rights Agreement dated as of May 11, 2006 between the Registrant and Mellon Investor Services, LLC

10.1(8)	Agreement and Plan of Merger dated as of October 1, 2006 by and among Gilead Sciences, Inc., Mustang Merger Sub, Inc. and Myogen, Inc.

10.2*	Amended and Restated Collaboration Agreement dated as of September 28, 2006 by and among Gilead Sciences, Inc., Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC

10.3	Sixth Amendment Agreement, dated August 18, 2006 between Registrant and IOCB/REGA

10.4	Form of Restricted Stock Award Agreement

10.5*	Development and License Agreement, dated September 27, 1996 by and between Gilead Sciences, Inc. and F. Hoffmann-LA Roche Ltd. and Hoffmann-LA Roche Inc.

10.6	Agreement and Plan of Merger dated as of April 12, 2006 by and among Gilead Sciences, Inc., Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D, as Chairman of and on behalf of the Stockholder Representative Committee

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-117420), filed on July 19, 2004, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 1994 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-135412), filed on June 28, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
*	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: November 3, 2006	/s/ John C. Martin
John C. Martin President and Chief Executive Officer

Date: November 3, 2006	/s/ John F. Milligan
John F. Milligan, Ph.D. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a) Exhibits

3.1(1)	Restated Certificate of Incorporation of the Registrant, as amended

3.2(2)	Bylaws of the Registrant, as amended and restated March 30, 1999

3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, as amended

3.4(4)	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant

3.5(4)	Certificate of Amendment to Certificate of Designation of the Registrant

4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3, Exhibit 3.4 and Exhibit 3.5

4.2(5)	Amended and Restated Rights Agreement dated as of October 21, 1999 between the Registrant and ChaseMellon Shareholder Services, LLC

4.6(6)	First Amendment to Amended and Restated Rights Agreement dated as of October 29, 2003 between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC)

4.7(7)	Second Amendment to Amended and Restated Rights Agreement dated as of May 11, 2006 between the Registrant and Mellon Investor Services, LLC

10.1(8)	Agreement and Plan of Merger dated as of October 1, 2006 by and among Gilead Sciences, Inc., Mustang Merger Sub, Inc. and Myogen, Inc.

10.2*	Amended and Restated Collaboration Agreement dated as of September 28, 2006 by and among Gilead Sciences Inc., Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC

10.3	Sixth Amendment Agreement, dated August 18, 2006 between Registrant and IOCB/REGA

10.4	Form of Restricted Stock Award Agreement

10.5*	Development and License Agreement, dated September 27, 1996 by and between Gilead Sciences, Inc. and F. Hoffmann-LA Roche Ltd. and Hoffmann-LA Roche Inc.

10.6	Agreement and Plan of Merger dated as of April 12, 2006 by and among Gilead Sciences, Inc., Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D, as Chairman of and on behalf of the Stockholder Representative Committee

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-117420), filed on July 19, 2004, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 1994 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-135412), filed on June 28, 2006, and incorporated herein by reference.
*	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.