Form 10-K
period 2006-12-31
GILEAD SCIENCES INC
filed 2007-02-27
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-19731

GILEAD SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3047598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Lakeside Drive, Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-574-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Global Select Market on June 30, 2006 was $22,487,044,000.*

The number of shares outstanding of the registrant’s common stock on February 23, 2007 was 464,663,916.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be held on May 9, 2007, are incorporated by reference into Part III of this Report.

*	Based on a closing price of $59.16 per share on June 30, 2006. Excludes 76,170,429 shares of the registrant’s common stock held by executive officers, directors and any stockholders whose ownership exceeds 5% of registrant’s common stock outstanding at June 30, 2006. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

GILEAD SCIENCES, INC.

2006 Form 10-K Annual Report

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD SCIENCES®, HEPSERA®, VIREAD®, VISTIDE®, AMBISOME®, EMTRIVA® and TRUVADA®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. MACUGEN® is a registered trademark belonging to OSI Pharmaceuticals, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Company. TAMIFLU® is a registered trademark belonging to F. Hoffmann-La Roche Ltd. FLOLAN® is a registered trademark of GlaxoSmithKline Inc. This report also includes other trademarks, service marks and trade names of other companies.

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the Securities Act) and the Securities Exchange Act of 1934, as amended, (the Exchange Act). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward looking statements for various reasons, including those identified below, under “Risk Factors” beginning at page 23. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward looking statements. The forward looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (SEC), we do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Gilead Sciences, Inc. (Gilead, we or our), incorporated in Delaware on June 22, 1987, is a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life-threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Australia. To date, we have focused our efforts on bringing to the market novel therapeutics for the treatment of life-threatening infectious diseases. In 2006, we expanded our research, development and commercial focus to include respiratory and cardiopulmonary disease through the acquisitions of two companies. We continue to seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active product acquisition and in-licensing strategy.

During 2006, we acquired the following two companies in the respiratory and cardiopulmonary disease areas.

•

In August 2006, we acquired Corus Pharma, Inc. (Corus), a company engaged in drug discovery related to respiratory and infectious diseases. Corus’s lead product candidate, aztreonam lysine for inhalation, is an inhaled antibiotic with activity against Gram-negative bacteria including Pseudomonas aeruginosa, which can cause lung infections in patients with cystic fibrosis (CF). We completed enrollment in a second Phase 3 study in January 2007 and expect to have data from such study mid-year of 2007. Pending a positive outcome from this second Phase 3 study, we anticipate that we will file a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) for regulatory approval of aztreonam lysine for the treatment of CF in the United States in the second half of 2007. In addition to aztreonam lysine, we are exploring other inhaled compounds for the treatment of respiratory infections.

•

In November 2006, we acquired Myogen, Inc. (Myogen), a company engaged primarily in drug discovery related to cardiopulmonary disease and other cardiovascular disorders. Myogen’s lead product candidate, ambrisentan, is an endothelin receptor antagonist for the potential treatment of pulmonary arterial hypertension (PAH). In December 2006, we filed an NDA for the treatment of PAH with ambrisentan with the FDA. In February 2007, the FDA granted us priority review status for the NDA for marketing approval of ambrisentan and established a target review date of June 2007. Ambrisentan has been granted orphan drug status for the potential treatment of PAH in both the United States and the European Union. We have exclusive rights to ambrisentan in the United States while GlaxoSmithKline Inc. (GSK) holds exclusive rights to ambrisentan for all territories outside of the United States.

Our Products

•

Truvada (tenofovir disoproxil fumarate and emtricitabine) is an oral formulation dosed once a day as part of a combination therapy to treat human immunodeficiency virus (HIV) infection in adults. It is a fixed-dose combination of our anti-HIV medications, Viread (tenofovir disoproxil fumarate) and Emtriva (emtricitabine). We promote Truvada in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. We promote and sell Truvada in the European Union through our commercial team and distributors, in Australia and New Zealand through our commercial team and in certain Latin American countries through distributors. We promote and sell Truvada in Japan through our corporate partner, Japan Tobacco Inc. (Japan Tobacco). In addition, Truvada is made available by us at no-profit prices to certain developing world countries included in our Gilead Access Program. We have an exclusive, worldwide license to patent rights and related technology for the Viread and Emtriva components of Truvada from the Institute of Organic Chemistry and Biochemistry (part of the Academy of Sciences of the Czech Republic) and Rega Stichting v.z.w. (together, IOCB/REGA) and Emory University (Emory), respectively.

•

Viread is an oral formulation of a nucleotide analogue reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat HIV infection in adults. We promote Viread in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. We promote and sell Viread in the European Union through our commercial team and distributors, in Australia and New Zealand through our commercial team and in certain Latin American countries through distributors. We promote and sell Viread in Japan through our corporate partner, Japan Tobacco. In addition, Viread is made available by us at no-profit prices to certain developing world countries included in our Gilead Access Program. We have an exclusive, worldwide license to patent rights and related technology for Viread from IOCB/REGA.

•

Atripla (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg) is an oral formulation dosed once a day for the treatment of HIV infection in adults. Atripla is the first once-daily single tablet regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. It is a fixed-dose combination of our anti-HIV medications, Viread and Emtriva, and Bristol Myers-Squibb Company’s Sustiva (efavirenz). Atripla is approved for commercial sale only in the United States. We promote Atripla with our joint venture partner, Bristol Myers-Squibb Company (BMS), in the United States through each company’s U.S. commercial teams and sell it through our joint venture with BMS, Bristol Myers-Squibb & Gilead Sciences, LLC, in the United States exclusively through the wholesale channel. We have an exclusive, worldwide license to patent rights and related technology for the Viread and Emtriva components of Atripla from IOCB/REGA and Emory, respectively. The Sustiva component of Atripla is licensed to the joint venture by BMS. We filed for marketing approval of Atripla in the European Union with BMS and Merck & Co., Inc. (Merck) in October 2006 through a three-way joint venture established by the three companies.

•

Emtriva is an oral formulation of a nucleoside analogue reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat HIV infection in adults. In the United States and Europe, Emtriva is also approved as part of combination therapy to treat HIV infection in children. We promote Emtriva in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. We promote and sell Emtriva in the European Union through our commercial team and distributors, in Australia and New Zealand through our commercial team and in certain Latin American countries through distributors. We promote and sell Emtriva in

Japan through our corporate partner, Japan Tobacco. We have an exclusive, worldwide license to patent rights and related technology for Emtriva from Emory.

•

Hepsera (adefovir dipivoxil) is an oral formulation of a nucleotide analogue hepatitis B virus (HBV) DNA polymerase inhibitor, dosed once a day to treat chronic hepatitis B. Hepsera is approved for sale in the United States for the treatment of chronic hepatitis B in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active liver disease. Our U.S. commercial team promotes Hepsera in the United States, and we sell it in the United States exclusively through the wholesale channel. We promote and sell Hepsera in the European Union through our commercial team and distributors and in Australia and New Zealand through our commercial team. We have licensed the rights to commercialize Hepsera solely for the treatment of hepatitis B in Asia, Latin America and certain other territories to GSK, which began selling Hepsera in Japan, The Republic of Korea and Taiwan in 2004 and in China in 2005 subject to its obligation to pay us royalties on net sales that GSK generates from Hespera. We have an exclusive, worldwide license to patent rights and related technology for Hepsera from IOCB/REGA.

•

AmBisome (amphotericin B liposome for injection) is a proprietary liposomal formulation of amphotericin B, an antifungal agent to treat serious invasive fungal infections caused by various fungal species. Our corporate partner, Astellas Pharma, Inc. (Astellas), promotes and sells AmBisome in the United States and Canada, and we promote and sell AmBisome in Europe, Australia and New Zealand through our international commercial team. We also use various distributors to promote and sell AmBisome in Latin America, South America, Asia (other than Japan, where Dainippon Sumitomo Pharma Co., Ltd. handles promotion and distribution), India, the Mediterranean and the Middle East.

•

Vistide (cidofovir injection) is an antiviral medication for the treatment of cytomegalovirus retinitis in patients with acquired immunodeficiency syndrome (AIDS). Vistide is approved for sale in the United States. We promote Vistide in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. In 25 countries outside the United States, Vistide is sold by Pfizer Inc. (Pfizer), subject to its obligation to pay us royalties on net sales that Pfizer generates from Vistide.

•

Flolan (epoprostenol sodium) is an injected medication for the long-term intravenous treatment of primary pulmonary hypertension and pulmonary hypertension associated with the scleroderma spectrum of disease in New York Heart Association class III and class IV patients who do not respond adequately to conventional therapy. In March 2006, Myogen, acquired by us in November 2006, entered into a license agreement and a distribution and supply agreement with GSK under which we have exclusive rights to market, promote and distribute Flolan and the sterile diluent for Flolan in the United States until April 2009.

The following table lists aggregate product sales for our major products (in thousands):

	2006	% of Total Product Sales	2005	% of Total Product Sales	2004	% of Total Product Sales
HIV products:
Truvada	$1,194,292	46%	$567,829	31%	$67,865	5%
Viread	689,356	27%	778,783	43%	782,915	63%
Atripla	205,729	8%	—	—	—	—
Emtriva	36,393	1%	47,486	3%	57,600	5%

Total HIV product sales	2,125,770	82%	1,394,098	77%	908,380	73%
Hepsera	230,531	9%	186,532	10%	112,525	9%
AmBisome	223,031	9%	220,753	12%	211,688	17%
Other	8,865	0%	7,916	1%	9,631	1%

Total product sales	$2,588,197	100%	$1,809,299	100%	$1,242,224	100%

See Item 8, Note 18 to our Consolidated Financial Statements on pages 116 through 117 included in this Annual Report on Form 10-K, for our product sales by geographic area.

Royalties from Other Products

•

Tamiflu (oseltamivir phosphate) is an oral antiviral available in capsule form for the treatment and prevention of influenza A and B. Tamiflu is in a class of prescription drugs called neuraminidase inhibitors. Tamiflu is approved for the treatment of influenza in children and adults in more than 60 countries, including the United States, Japan and the European Union and is approved for the prevention of influenza in children and adults in the United States, Japan and the European Union. We developed Tamiflu with F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche), and Roche has the exclusive right to manufacture, by itself or through third parties, and sell Tamiflu worldwide, subject to its obligation to pay us royalties based on a percentage of the net sales that Roche generates from Tamiflu worldwide.

•

Macugen (pegaptanib sodium injection) is an intravitreal injection of an anti-angiogenic oligonucleotide for the treatment of neovascular age-related macular degeneration. Macugen was approved by the FDA in the United States in December 2004, and sales commenced in January 2005. In February 2006, the product received marketing approval for sale in the European Union. Macugen was developed by OSI Pharmaceuticals, Inc. (OSI) using technology licensed from us and is now promoted in the United States by OSI and Pfizer. OSI holds the exclusive rights to manufacture and sell Macugen worldwide, subject to OSI’s obligation to pay us royalties based on a percentage of the net sales that OSI generates from Macugen worldwide.

•

DaunoXome (liposomal daunorubicin injection) is a liposomal formulation of the anticancer agent daunorubicin. It is approved for sale in the United States, Europe and certain other countries for the treatment of AIDS-related Kaposi’s sarcoma. In March 2006, we exclusively licensed worldwide rights to sell DaunoXome to Diatos S.A. (Diatos). Under the terms of the license agreement, Diatos is obligated to pay us royalties based on a percentage of the net sales that Diatos generates from DaunoXome.

Commercialization and Distribution

We have U.S. and international commercial sales operations, with marketing subsidiaries in Australia, Austria, Belgium, Canada, France, Germany, Greece, Ireland, Italy, the Netherlands, New Zealand, Portugal, Spain, Switzerland, Turkey, the United Kingdom and the United States.

Our commercial teams promote Truvada, Viread, Emtriva and Hepsera, through direct field contact with physicians, hospitals, clinics and other healthcare providers who are involved in the treatment of patients with HIV (for Truvada, Viread and Emtriva) or chronic hepatitis B (for Hepsera). We sell Truvada, Viread, Emtriva and Hepsera in the United States exclusively through our wholesale channel. Our corporate partner, Astellas, promotes and sells AmBisome for us in the United States. We sell Truvada, Viread, Emtriva, Hepsera and AmBisome in the European Union through our commercial team and distributors and in Australia and New Zealand through our commercial team.

We promote Atripla in the United States with our joint venture partner, BMS, through our respective commercial teams using direct field contact with physicians, hospitals, clinics and other healthcare providers who are involved in the treatment of patients with HIV.

We promote Vistide in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. Our U.S. commercial team promotes and distributes Flolan and the sterile diluent for Flolan in the United States.

We promote, sell and distribute our products in countries outside of the United States and the European Union, including countries in Asia, Latin America, the Middle East and Africa. In certain territories, we enter into agreements with third-party distributors granting them the exclusive right to sell our products in a particular territory for a specified period of time. Most of these agreements provide for collaborative efforts between the distributor and us for obtaining regulatory approval for the product in the specified territory. These agreements generally grant the distributor the right to market the product in the territory. In March 2006, we initiated an evaluation of our European distribution framework outside of our existing European subsidiaries. As a result, we initiated contact with certain of our European distributors with our intent to ultimately terminate these distribution agreements.

We had product sales to three large wholesalers, each accounting for more than 10% of total revenues for the years ended December 31, 2006, 2005 and 2004. On a combined basis, these wholesalers accounted for approximately 87% of our product sales in the United States. The following table summarizes the percent of our total revenues that were attributed to sales to these three wholesalers:

	Year ended December 31,
	2006	2005	2004
Cardinal Health, Inc.	17.8%	18.0%	17.3%
McKesson Corp.	12.1%	11.8%	10.2%
AmerisourceBergen Corp.	11.1%	11.8%	10.9%

Competition

Our products and development programs target a number of areas, including viral, fungal, respiratory and cardiopulmonary diseases. There are many commercially available products for the treatment of these diseases and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. Our products compete with other available products based primarily on:

•	efficacy;

•	safety;

•	tolerability;

•	acceptance by doctors;

•	ease of patient compliance;

•	patent protection;

•	ease of use;

•	price;

•	insurance and other reimbursement coverage;

•	distribution; and

•	marketing.

Our HIV Products. The HIV landscape is becoming more competitive and complex as treatment trends continue to evolve. A growing number of anti-HIV drugs are currently sold or are in advanced stages of clinical development. Of the approximately 26 branded drugs available in the United States, our HIV products primarily compete with the fixed-dose combination products in the nucleotide/nucleoside reverse transcriptase inhibitors (NRTI) class, including Combivir (lamivudine and zidovudine); Epzicom (abacavir and lamivudine) and Trizivir (abacavir/lamivudine/zidovudine), each sold by GSK. Other companies with HIV products competing in the same NRTI class include BMS and Roche, although our HIV products also compete broadly with HIV products from Boehringer Ingelheim GmbH, Merck, Abbott Laboratories, Inc. and Tibotec Therapeutics, a division of Ortho Biotech Products, L.P.

BMS’s Videx EC (didanosine, ddI) became the first generic HIV product in the United States in 2004. GSK’s Retrovir (zidovudine) also now faces generic competition in the United States as a result of the launch of generic zidovudine in 2005. To date, there has been little impact from generic didanosine or generic zidovudine on the price of our HIV products; however, price decreases for all HIV products may result in the longer term.

AmBisome. AmBisome faces strong competition from several current and expected competitors. Competition from these current and expected competitors may erode the revenues we receive from sales of AmBisome. AmBisome primarily competes with Vfend (voriconazole) developed by Pfizer and caspofungin, a product developed by Merck that is marketed as Cancidas in the United States and as Caspofungin elsewhere. AmBisome also competes with other lipid-based amphotericin B products, including Abelcet (amphotericin B lipid complex injection), sold by Enzon Pharmaceuticals, Inc. in the United States, Canada and Japan and by Zeneus Pharma Ltd. in Europe; Amphotec (amphotericin B cholesteryl sulfate complex for injection), sold by Three Rivers Pharmaceuticals, LLC worldwide; and Anfogen (amphotericin B liposomal), sold by Genpharma, S.A. in Argentina. BMS and numerous generic manufacturers sell conventional amphotericin B, which also competes with AmBisome.

We are aware of reports of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the anticipated entry of one such formulation in Greece. In addition, Amphiprol (amphotericin B), made by PROEL Pharmaceuticals has been approved, but is not yet commercially available in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association.

Hepsera. Hepsera faces significant competition from existing and expected therapies for treating patients who are infected with HBV. Hepsera competes primarily with the antiviral products, Baraclude (entecavir), an oral nucleoside analogue developed by BMS and launched in the United States in 2005; Tyzeka (telbivudine), an oral nucleoside analogue developed by Novartis Pharmaceuticals Corporation (Novartis) and Idenix Pharmaceuticals Limited (Idenix) and launched in the United States in October 2006; and Epivir-HBV/Zeffix (lamivudine), developed by GSK in collaboration with Shire Pharmaceuticals Group PLC and sold in all major countries throughout North and South America, Europe and Asia. Hepsera may also face competition from clinical-stage candidates, including pradefovir mesylate, an oral antiviral compound developed by Valeant Pharmaceuticals International, which is currently in Phase 2 clinical trials.

Hepsera also competes with established immunomodulatory therapies, including Intron-A (interferon alfa-2b), which is sold by Schering Plough Corporation in major countries throughout North and South America, Europe and Asia, and Pegasys (pegylated interferon alfa-2a), an injectable drug similar to Intron-A sold by Roche for the treatment of HBV.

Vistide. Vistide competes with a number of drugs that also treat cytomegalovirus retinitis, including Cytovene IV and Cytovene (ganciclovir), sold in intravenous and oral formulations by Roche and as an ocular implant by Bausch & Lomb Incorporated; Valcyte (valganciclovir), also marketed by Roche; Foscavir (foscarnet), an intravenous drug sold by AstraZeneca PLC; and Vitravene (fomivirsen), a drug injected directly into the eye, sold by CibaVision.

Tamiflu. Tamiflu competes with Relenza (zanamivir), an anti-influenza drug that is sold by GSK. Relenza is a neuraminidase inhibitor that is delivered as an orally-inhaled dry powder. Generic competitors include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. BioCryst Pharmaceuticals, Inc. is developing injectable formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of influenza, which is currently in Phase 1 clinical trials.

Macugen. Macugen competes primarily with Visudyne (verteporfin for injection), which is sold by Novartis and used in connection with photodynamic therapy, and Lucentis (ranibizumab), which is sold by Genentech, Inc.

Flolan. Flolan competes primarily with Remodulin (treprostinil), a form of prostacyclin that is administered via continuous subcutaneous infusion or continuous intravenous infusion, which is sold by United Therapeutics Corporation in the United States. Flolan also competes with Ventavis (iloprost), an inhaled form of prostacyclin sold by affiliates of Actelion Ltd. in the United States. In addition, one or more generic pharmaceutical companies may launch, or attempt to launch, a generic version of Flolan in the United States in 2007 or thereafter.

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

We anticipate that we will face increased competition in the future as our competitors introduce new products to the market and new technologies become available. We cannot determine if existing products or new products that our competitors develop will be more effective or more effectively marketed and sold than any that we develop. Competitive products could render our technology and products obsolete or noncompetitive before we recover the investments and resources we used to develop these products.

Collaborative Relationships

As part of our business strategy, we establish collaborations with other companies, universities and medical research institutions to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies, universities and medical research institutions. More information regarding these relationships, including their financial and accounting impact on our business can be found in Item 8, Note 12 to our Consolidated Financial Statements on pages 101 through 106 included in this Annual Report on Form 10-K.

Commercial Collaborations

The following list is representative of our commercial collaborations:

Commercial Collaboration Partner	Program Area	Year of Signing
Emory	Emtricitabine	2005
Bristol Myers-Squibb	Atripla	2004
Japan Tobacco	Viread, Truvada and Emtriva	2003
GSK	Hepsera and Flolan	2002, 2006
OSI	Liposome Products and Macugen	2000; 2001
Pfizer	Macugen and Vistide	1996; 2002
Sumitomo	AmBisome	1996
Roche	Tamiflu	1996
M.D. Anderson Cancer Center	Hepsera	1994
IOCB/REGA	Atripla, Viread, Truvada, Hepsera and Vistide	1991
Astellas	AmBisome	1991
ULEHI	SELEX	1991

•

Emory University (Emory). In April 1996, Triangle Pharmaceuticals, Inc. (Triangle), acquired by us in January 2003, obtained an exclusive worldwide license to all of Emory’s rights to purified forms of emtricitabine for use in the HIV and HBV indications. Prior to July 2005, we paid royalties to Emory with respect to worldwide net sales of product containing emtricitabine. In July 2005, we and Royalty Pharma purchased 65% and 35%, respectively, of the royalty interest owned by Emory in exchange for the elimination of the emtricitabine royalties payable to Emory. Since July 2005, we have paid royalties with respect to worldwide net sales of products containing emtricitabine directly to Royalty Pharma at a rate proportional to its share of the purchase price. Also in July 2005, we made a payment to Emory in connection with the amendment and restatement of our existing license agreement with Emory, as it pertained to our obligation to develop emtricitabine for the hepatitis B indication.

•

Bristol-Myers Squibb Company (BMS). In December 2004, we entered into a collaboration with BMS to develop and commercialize the single tablet regimen of our Truvada and BMS’s Sustiva in the United States. This combination was approved for use in the United States in July 2006 and is sold under the name Atripla. We and BMS structured this collaboration as a joint venture by forming a limited liability company called Bristol-Myers Squibb & Gilead Sciences, LLC. Under the terms of the collaboration, we and BMS granted royalty-free sublicenses to the joint venture for the use of our respective company-owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. The economic interests of the joint venture held by us and BMS are based on the fraction of the estimated net selling price of Atripla attributable to Truvada and Sustiva, respectively, and are adjusted on an annual basis. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both our and BMS’s respective economic interests in the joint venture may vary annually. We and BMS share marketing and sales efforts, with both parties providing equivalent sales force efforts for a minimum number of years. The daily operations of the joint venture are governed by four primary joint committees. We are responsible for accounting, financial reporting and product distribution for the joint venture. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada.

•

Japan Tobacco Inc. (Japan Tobacco). In July 2003, we entered into a licensing agreement with Japan Tobacco under which Japan Tobacco would commercialize our HIV product portfolio, specifically Viread, Truvada and Emtriva, in Japan. Under the terms of the agreement, we received an up-front license fee and received additional cash payments upon achievement of certain milestones. Japan Tobacco is also required to pay us a royalty on net sales of these products in Japan. In March 2004, Viread was approved for sale in Japan and in March 2005, both Emtriva and Truvada were approved for sale in Japan.

•

GlaxoSmithKline Inc. (GSK). In March 2006, Myogen, acquired by us in November 2006, entered into a license and a distribution and supply agreement with GSK under which we have exclusive rights to market, promote and distribute Flolan and the sterile diluent for Flolan in the United States until April 2009. GSK assigned to us its rights and responsibilities with respect to Flolan under certain agreements with specialty pharmacy distributors. To the extent our gross sales of Flolan in the United States exceed certain predefined targets, the supply price to be paid by us to GSK for Flolan will decrease on a sliding scale. Myogen commenced distribution activities of Flolan in the United States under the distribution and supply agreement in April 2006.

In April 2002, we entered into a licensing agreement with GSK providing GSK the right to commercialize Hepsera solely for the treatment of chronic hepatitis B in Asia, Latin America and certain other territories, the most significant of which include China, Japan, The Republic of Korea and Taiwan. Under the agreement, we retained rights to Hepsera in the United States, Canada, Europe, Australia, New Zealand and Turkey. We have received an up-front license fee and all milestone payments payable under our licensing agreement. GSK has full responsibility for development and commercialization of Hepsera for the treatment of hepatitis B in its territories. In addition, GSK is required to pay us royalties on net product sales of Hepsera and GSK’s hepatitis product, Epivir-HBV/Zeffix, in the GSK territories. Hepsera launched in Japan, The Republic of Korea and Taiwan in 2004 and in China in 2005.

•

OSI Pharmaceuticals, Inc. (OSI). In December 2001, we completed the sale of all of our oncology assets to OSI. Under the terms of the agreement, we are entitled to additional payments from OSI, in either cash or a combination of cash and OSI stock, if and when OSI reaches certain development milestones for NX 211, the most advanced of the oncology product candidates sold to OSI. Under a related manufacturing agreement, we produce NX 211 and GS 7904L, the two liposomal drug candidates included in the sale.

In March 2000, we entered into an agreement with OSI, as successor to Eyetech Pharmaceuticals, Inc., relating to Macugen. Under the terms of the agreement, OSI has worldwide rights to all therapeutic uses of Macugen and is responsible for all research and development costs. We are entitled to receive payments from OSI if OSI reaches certain milestones, as well as for royalties on worldwide net sales of Macugen. In December 2003, we entered into an agreement with OSI to fill and finish Macugen for OSI for an initial term ending in January 2008.

•

Pfizer Inc. (Pfizer). In December 2002, OSI granted Pfizer a sublicense relating to Macugen, and in connection with this sublicense, we entered into a license with Pfizer on the same terms as contained in our agreement with OSI. Macugen was approved by the FDA in the United States in December 2004 and sales commenced in January 2005. In February 2006, the product received marketing approval for sale in the European Union.

In August 1996, we entered into an agreement with Pfizer, as successor to Pharmacia Corporation, relating to Vistide. Under this agreement, Pfizer has the exclusive right to market and sell Vistide in all countries outside of the United States, subject to payment to us of a percentage of net product sales. Under the agreement, we are required to sell to Pfizer bulk cidofovir and to maintain the Vistide patents. In connection with the agreement, we received an up-front license fee, a cash payment upon obtaining marketing approval in Europe as well as certain royalties on net sales of Vistide.

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

•

F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche). In September 1996, we entered into a development and license agreement with Roche to develop and commercialize therapies to treat and prevent viral influenza. Tamiflu, an antiviral oral formulation for the treatment and prevention of influenza, was co-developed by us and Roche. Under the original agreement, Roche had the exclusive right to manufacture and sell Tamiflu worldwide, subject to its obligation to pay us a percentage of the net sales that Roche generated from Tamiflu sales. In November 2005, we entered into a first amendment and supplement to the original agreement with Roche. The amendment eliminated cost of goods adjustments from the royalty calculation, retroactive to calendar year 2004 and for all future calculations. The amendment also provided for the formation of a joint manufacturing committee to review Roche’s existing manufacturing capacity for Tamiflu and global plans for manufacturing Tamiflu, a U.S. commercial committee to evaluate commercial plans and strategies for Tamiflu in the United States and a joint supervisory committee to evaluate Roche’s overall commercial plans for Tamiflu on a global basis. Each of the committees consists of representatives from Roche and us. Under the amendment, we also have the option to provide a specialized sales force to supplement Roche’s U.S. marketing efforts for Tamiflu.

•

M.D. Anderson Cancer Center. In 1994, we entered into an agreement with the M.D. Anderson Cancer Center relating to Hepsera. In connection with the agreement, we paid an up-front license fee and are required to pay M.D. Anderson Cancer Center a percentage of net sales based upon our sales of Hepsera.

•

Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and Rega Stichting (IOCB/REGA). In 1991 and 1992, we entered into agreements with IOCB/REGA relating to certain nucleotide compounds discovered at these two institutions. Under the agreements, we received the exclusive right to manufacture, use and sell these nucleotide compounds and are obligated to pay IOCB/REGA a percentage of net sales received from sales of products containing the patented compounds, subject to minimum royalty payments. The products covered by the original agreement included Vistide, Hepsera and Viread. In December 2000, the agreements with IOCB/REGA were amended to provide for a reduced royalty rate on future sales of product incorporating adefovir (the active ingredient in Hepsera) and tenofovir (the active ingredient in both Viread and Truvada), in return for an up-front payment from us upon signing the amendment. In August 2004, the agreements with IOCB/REGA were amended to include Truvada and any future fixed-dose combination products that contain the licensed technology. IOCB/REGA has agreed to waive their right to a royalty on sales of Truvada and Viread in the developing countries where we sell such products at no profit under our Access Program and on sales of Atripla distributed by Merck in developing countries. In August 2006, we executed an amendment with IOCB/REGA that sets forth our royalty obligations for sales of tenofovir in certain upper and lower middle income countries and for sales of tenofovir manufactured by Indian generic companies in certain specified developing countries, including India.

•

Astellas Pharma Inc. (Astellas). In 1991, we entered into an agreement with Astellas, as successor to Fujisawa USA, Inc., related to rights to market AmBisome. Under the agreement, as amended, Astellas is responsible for the promotion of AmBisome in the United States. Astellas has sole marketing rights to AmBisome in Canada, and we have exclusive marketing rights to AmBisome in the rest of the world, subject to our obligation to pay royalties to Astellas in connection with sales in significant markets in Asia, including China, India, Japan, The Republic of Korea and Taiwan. Astellas collects all payments from the sale of AmBisome in the United States and Canada. We are entitled to receive royalties based on a specified percentage of Astellas’s gross profits from the sale of AmBisome in the United States and Canada.

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

Developing World Collaborations

In December 2002, we established the Gilead Access Program, pursuant to which we agreed to make Truvada and Viread available at no-profit prices in 97 developing countries in Africa, the Caribbean, Latin America and Southeast Asia. We take steps to ensure that the Viread and Truvada sold under this program are used to serve patients in the developing world and are not being diverted to other markets by utilizing a different trade dress than our U.S. or European tablets.

The following list is representative of our developing world collaborations:

•

International Partnership for Microbicides (IPM) and CONRAD. In December 2006, we entered into an agreement under which we granted rights to IPM and CONRAD, a cooperating agency of U.S. Agency for International Development (USAID) committed to improving reproductive health by expanding the contraceptive choices of women and men, to develop, manufacture and, if proven efficacious, arrange for distribution in resource-limited countries of tenofovir as a microbicide to prevent infection with HIV.

•

Merck. In August 2006, we entered into an agreement with an affiliate of Merck pursuant to which we are working with Merck to provide low cost Atripla to HIV-infected patients in developing countries in Africa, the Caribbean, Latin America and Southeast Asia, utilizing a different trade dress than our U.S. or European tablets. Under the agreement, we will manufacture Atripla using efavirenz supplied by Merck, and Merck will handle distribution of the product in the countries covered by the agreement.

•

Generic Licenses. During 2006, we entered into non-exclusive license agreements with eleven Indian generic manufacturers, granting them the rights to produce and distribute generic versions of tenofovir to 95 low-income countries around the world, which included India and many of the low-income countries in our Gilead Access Program. The agreements require that the generic manufacturers meet certain national and international regulatory standards and include technology transfer to enable expeditious production of large volumes of high quality generic versions of tenofovir. In addition, these agreements allow for the manufacture of commercial quantities of both active pharmaceutical ingredient and finished product.

•

Aspen Pharmacare. In October 2005, we entered into a non-exclusive manufacture and distribution agreement with Aspen Pharmacare, providing for the manufacture and distribution of Viread and Truvada to certain developing world countries included in our Gilead Access Program.

•

The Bill & Melinda Gates Foundation (the Gates Foundation) and Family Health International (FHI). In December 2003, we entered into an agreement with the Gates Foundation and FHI to provide Viread for FHI’s multinational clinical trial evaluating Viread’s effectiveness as a method of reducing the risk of HIV infection among sexually active adults who are regularly exposed to HIV. The clinical trials were conducted by FHI and were funded by a $6.5 million grant from the Gates Foundation. The clinical trials were completed in March 2006.

•

The Institute for One World Health. In January 2003, we entered into an agreement with the Institute for One World Health, pursuant to which we provide AmBisome at our cost for a Phase 3 clinical trial evaluating AmBisome for the treatment of visceral leishmaniasis with paromomycin in India, where the greatest global burden of visceral leishmaniasis exists. The clinical trial has been conducted by the Institute for One World Health in partnership with the World Health Organization.

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

Research Collaborations

The following list is representative of our research collaborations:

Research Collaboration Partner	Program Area	Year of Signing
Japan Tobacco	GS 9137 (also known as JTK-303) for the treatment of HIV	2005
Achillion	GS 9132 (also known as ACH-806) and related compounds for the treatment of HCV	2004
Genelabs	Nucleoside, RNA polymerase inhibitors for the treatment of HCV	2004
Novartis Vaccines	Small molecule therapeutics against certain HCV drug targets	2003
GlaxoSmithKline	Ambrisentan for the treatment of certain hypertensive conditions	2003
Novartis Institutes	Novel compounds for the treatment of cardiovascular disease	2003
Abbott Laboratories	Ambrisentan and darusentan for the treatment of certain hypertensive conditions	2001; 2003
University of Texas	Novel compounds for the treatment of cardiac hypertrophy and heart failure	1999

•

Japan Tobacco. In March 2005, we entered into a licensing agreement with Japan Tobacco, under which Japan Tobacco granted us exclusive rights to develop and commercialize a novel HIV integrase inhibitor, GS 9137 (also known as JTK-303), in all countries of the world, excluding Japan, where Japan Tobacco would retain such rights. Under the terms of the agreement, we paid an up-front license fee as well as a milestone payment. Additionally, we are obligated to make additional cash payments upon the achievement of certain milestones, as well as pay royalties based on any future net product sales in the territories where we may market the drug.

•

Achillion Pharmaceuticals, Inc. (Achillion). In November 2004, we entered into an exclusive license and collaboration agreement with Achillion. Pursuant to this agreement, we were granted worldwide rights for the research, development and commercialization of certain small molecule HCV replication inhibitors involving HCV protease for the treatment of hepatitis C. Under this collaboration, Achillion is obligated to continue development of the inhibitor compounds according to a mutually agreed upon development plan, through completion of a proof-of-concept clinical study in HCV-infected patients. The costs incurred to achieve proof-of-concept will be shared equally between Achillion and us up to a contractually agreed upon budget. Following the proof-of-concept study, we are obligated to assume full responsibilities and incur all costs associated with development and commercialization of compounds warranting further development. Achillion has the option to participate in U.S. commercialization efforts for future products arising from this collaboration. In conjunction with the signing of the collaboration, we paid an up-front license fee and made certain investments in Achillion’s equity. We also agreed to make payments to Achillion upon achievement of certain milestones outlined in the agreement and to pay royalties on future net sales of products arising from the collaboration. In December 2006, Achillion began dosing HCV-infected patients in a Phase 1/2 clinical study of GS 9132 (also known as ACH-806) for the treatment of hepatitis C. In February 2007, based on preliminary data from the Phase 1b/2 study, the companies decided to discontinue development of GS 9132.

•

Genelabs Technologies, Inc. (Genelabs). In September 2004, we entered into a license and research collaboration agreement with Genelabs to research, develop and commercialize certain of Genelabs’s novel nucleoside inhibitors of HCV polymerase for the treatment of chronic infection caused by HCV. In conjunction with the signing of the agreement, we paid an up-front license fee. For an initial term of three years (which term may be extended for an additional year at our option), Genelabs is obligated to lead research efforts. We agreed to provide annual research payments to fund full-time equivalents, and we will lead all development and commercialization activities. We are obligated to make additional payments upon the achievement of certain milestones and pay royalties on future net sales of selected compounds that are developed and approved in relation to the collaboration.

•

Novartis Vaccines and Diagnostics, Inc. (Novartis Vaccines). In August 2003, we entered into a non-exclusive licensing agreement with Novartis Vaccines, as successor to Chiron Corporation, for the research, development and commercialization of small molecule therapeutics against selected HCV drug targets. Under the agreement, we received non-exclusive rights to use Novartis Vaccines’s HCV technology to develop and commercialize products for the treatment of HCV. Under the terms of the agreement, we paid Novartis Vaccines an up-front license fee and agreed to make additional payments if certain clinical, regulatory or other contractually determined milestones are met. Additionally, we are obligated to make royalty payments in the event a product is developed using the licensed technology.

•

GlaxoSmithKline (GSK). In March 2006, Myogen, acquired by us in November 2006, entered into a license agreement with GSK under which GSK received an exclusive sublicense to our rights to ambrisentan for certain hypertensive conditions in territories outside of the United States. Under the license agreement, Myogen received an upfront payment and, subject to the achievement of specific milestones, we will be eligible to receive additional milestone payments. In addition, we will receive stepped royalties based on net commercial sales of ambrisentan in the GSK territory. GSK has an option to negotiate from us an exclusive sublicense for additional therapeutic uses for ambrisentan in the GSK territory during the term of the license agreement. Under the agreement, we will continue to conduct and bear the expense of all clinical development activities that we believe are required to obtain and maintain regulatory approvals for ambrisentan in the United States, Canada and the European Economic Area, and each party may conduct additional development activities in its territory at its own expense. The parties may agree to jointly develop ambrisentan for new indications in the licensed field, and each party will pay its share of external costs associated with such joint development.

•

Novartis Institutes for BioMedical Research, Inc. (Novartis Institutes). In October 2003, Myogen entered into a research collaboration with Novartis Institutes for the discovery and development of novel drugs for the treatment of cardiovascular disease. Novartis Institutes will provide research funding to us in exchange for rights to license compounds developed under the collaboration. In May 2005, the collaboration was expanded to include Myogen’s histone deacetylase inhibitor (HDACi) program. Novartis Institutes has the exclusive option to our discoveries in the relevant field, with limited exceptions, until May 2008 (relating to HDACi product candidates) and until October 2008 (relating to product candidates other than HDACi product candidates). Upon execution of a license for a product candidate, Novartis Institutes is obligated to fund all further development of that product candidate, make payments to us upon the achievement of certain milestones and pay us royalties for sales if the product is successfully commercialized. To date, Novartis Institutes has not licensed any drug targets or compounds under the terms of the collaboration.

•

Abbott Laboratories, Inc. (Abbott). In October 2001, Myogen entered into a license agreement with Abbott. If we successfully develop ambrisentan for PAH, we will be required to make additional milestone payments as well as pay royalties based on net sales of ambrisentan. If we fail to commercialize ambrisentan in certain markets, Abbott may market the product on its own in the affected markets, paying us a royalty on its sales. In December 2006, we filed an NDA with the FDA for the treatment of PAH with ambrisentan. In March 2006, Myogen licensed rights to commercialize ambrisentan in all territories outside of the United States to GSK.

In June 2003, Myogen entered into an exclusive worldwide license agreement with Abbott to develop and commercialize darusentan for all conditions except oncology. We are obligated to make future milestone payments as well as pay royalties based on net sales if we successfully commercialize the drug for any indication. If we do not commercialize darusentan in certain markets, Abbott may market the product on its own in the affected markets, paying us a royalty on its sales. Darusentan is currently being studied in clinical trials for the treatment of patients with resistant hypertension.

•

University of Texas System. In December 1999, Myogen entered into a license agreement with the University of Texas System, providing us exclusive rights to certain patents and technology related to cardiac hypertrophy and heart failure. Concurrently, we entered into a sponsored research agreement with the university to fund research on cardiac hypertrophy and heart failure at the University of Texas Southwestern Medical Center. Under this agreement, we have rights to inventions arising from the sponsored research. We are obligated to pay future annual fees beginning the first year following termination of the sponsored research agreement, a percentage of sublicense revenue and royalties based upon net sales. Additionally, we are obligated to make milestone payments for any drugs developed from the licensed technology.

In January 2002, Myogen entered into a second license agreement, which was amended in February 2004, and a related sponsored research agreement with the University of Texas System. Under these agreements, we received exclusive rights to certain patents and technology relating to cardiac hypertrophy, heart disease, and heart failure, including inventions that arise during the conduct of the sponsored research. We have an obligation to pay milestone payments plus a percentage of sublicense revenue and royalties based upon a percentage of net sales. Under the sponsored research agreement entered into concurrently with the license agreement, we are obligated to make annual payments to the university through March 2007.

Research and Development

In addition to entering into collaborations with other companies, universities and medical research institutions, we seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active in-licensing and product acquisition strategy, such as with our acquisitions of Myogen and Corus during the year. We have research scientists in Foster City and San Dimas, California; Durham, North Carolina; Seattle, Washington; and Westminster, Colorado, engaged in the discovery and development of new molecules and technologies that we hope will lead to new medicines and novel formulations of existing drugs.

Our internal research is focused on the discovery and development of treatments for diseases in the following areas:

•	HIV

In February 2007, we announced that we completed a Phase 2 study of GS 9137, a novel HIV integrase inhibitor licensed from Japan Tobacco. The clinical study met its primary endpoint of non-inferiority in viral load reduction in HIV-positive patients. We have begun designing a Phase 2/3 study, which pending discussion with the FDA, may commence during the second quarter of 2007. Integrase inhibitors represent a relatively new class of compounds that has not had a long history of clinical research and development. Therefore, we may face challenges in clinical trial protocol design and trial enrollment, and the results of clinical trials involving integrase inhibitors may be less predictable than with other drug candidates for the treatment of HIV.

•	Hepatitis

In HBV, in June 2006, we completed the enrollment of two Phase 3 studies comparing the efficacy and safety of tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread, versus Hepsera in patients infected with hepatitis B and anticipate data from these studies in the second half of 2007. Pending a positive outcome from these studies, we anticipate filing for regulatory approval of tenofovir disoproxil fumarate for the treatment of hepatitis B in the United States and European Union prior to the end of 2007.

In HCV, in December 2006, our collaboration partner, Achillion, began dosing patients with GS 9132 (also known as ACH-806), a small molecule inhibitor of HCV, in a Phase 1/2 viral dynamic study. The goal of the trial was to evaluate the pharmacokinetics, tolerability and safety of multiple escalating doses of GS 9132 in HCV-infected patients. In February 2007, based on preliminary data from the study, the companies decided to discontinue development of GS 9132 for the treatment of HCV infection. In the fourth quarter of 2006, we began dosing HCV-infected patients in a Phase 1 study of GS 9190, a non-nucleoside polymerase inhibitor. We anticipate safety and efficacy data from this study in the second quarter of 2007.

•	Respiratory and Cardiopulmonary Diseases

We expanded our research and development focus to include respiratory and cardiopulmonary diseases through our acquisition of Corus in August 2006 and our acquisition of Myogen in November 2006. In December 2006, we announced that our Phase 3 AIR-CF2 study of aztreonam lysine for inhalation for the treatment of people with CF who have pulmonary Pseudomonas aeruginosa met its primary efficacy endpoint, the “time to need” for inhaled or intravenous antibiotics, which was assessed by the onset of common symptoms predictive of a pulmonary exacerbation. We completed enrollment of a second Phase 3 study in January 2007 and expect to have data from such study mid-year of 2007. Pending a positive outcome from this second study, we anticipate that we will file for regulatory approval of aztreonam lysine for inhalation for the treatment of CF in the United States in the second half of 2007. In addition to aztreonam lysine for inhalation, we are exploring other inhaled compounds for the treatment of respiratory infections.

In December 2006, we also completed the submission of a NDA to the FDA for marketing approval of ambrisentan for the once-daily treatment of PAH. In February 2007, the FDA granted us priority review status for the NDA for marketing approval of ambrisentan, and established a target review date of June 2007. In June 2006, we initiated Phase 3 clinical trials to evaluate darusentan in patients with resistant hypertension. Because the study has enrolled very slowly, we are evaluating certain modifications to the study’s protocol, which following discussion with regulatory authorities, may be implemented to increase enrollment rate in the study. We also intend to begin enrollment in a second Phase 3 study this year. In addition, we also have a research collaboration agreement with Novartis Institutes focused on the identification of disease-modifying drugs for the treatment of chronic heart failure and related cardiovascular disorders.

In total, our research and development expenses for 2006 were $383.9 million, compared with $277.7 million for 2005 and $223.6 million for 2004.

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

The following table shows the actual or estimated expiration dates in the United States and Europe for the primary patents and for patents that may issue under pending applications that cover the compounds in our marketed products:

Products	U.S. Patent Expiration	European Patent Expiration
DaunoXome	2009	2008
Vistide	2010	2012
Hepsera	2014	2011
AmBisome	2016	2008
Tamiflu	2016	2016
Macugen	2017	2017
Viread	2017	2018
Emtriva	2021	2016
Truvada	2021	2018
Atripla	2021	2018

Patents covering Truvada, Viread, Atripla, Emtriva, Hepsera and Vistide are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties. See “Commercial Collaborations.” Patents do not cover the active ingredients in AmBisome. Instead, we hold patents to the liposomal formulations of this compound and also protect formulations through trade secrets. Although we do not have patent filings covering all forms of adefovir dipivoxil, the active ingredient in Hepsera, in China or in certain other countries in Asia, we do have applications pending in various countries in Asia, including China, that relate to specific forms and formulations of Hepsera. Asia is a major market impacted by hepatitis B, the indication for which Hepsera has been developed. In addition, Flolan’s patent, which was held by a third party, and market exclusivity protection have expired. As a result, one or more generic pharmaceutical companies may launch, or attempt to launch, a generic version of Flolan in the United States in 2007 or thereafter.

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

It is also very important that we do not infringe patents or proprietary rights of others and that we do not violate the agreements that grant proprietary rights to us. If we do infringe patents or violate these agreements, we could be prevented from developing or selling products or from using the processes covered by those patents or agreements, or we could be required to obtain a license from the third party allowing us to use their technology. We cannot be certain that, if required, we could obtain a license to any third-party technology or that we could obtain one at a reasonable cost. If we were not able to obtain a required license, we could be adversely affected. Because patent applications are confidential for at least some period of time until a patent is issued, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. If competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful.

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

Manufacturing and Raw Materials

Antiviral Products

We contract with third parties to manufacture our antiviral products for clinical and commercial purposes, including Truvada, Viread, Atripla, Emtriva, Hepsera, Vistide and Tamiflu. We have not historically manufactured any of our antiviral products on a commercial-scale. However, in November 2006, we acquired Raylo Chemicals Inc. (Raylo), a subsidiary of Germany-based specialty chemicals company Degussa AG. Raylo’s operations encompassed custom manufacturing of active pharmaceutical ingredients and advanced intermediates for the pharmaceutical and biopharmaceutical industries. As a result of our Raylo acquisition, we now have the ability to produce tenofovir disoproxil fumarate and emtricitabine at our Edmonton, Alberta, Canada facility and intend to utilize this site for process research and scale-up of our clinical development candidates, for the manufacture of our active pharmaceutical ingredients for both investigational and commercial products and for our chemical development activities to improve existing commercial manufacturing processes.

We use multiple third-party contract manufacturers to manufacture tenofovir disoproxil fumarate, the active pharmaceutical ingredient for Viread and a component of Truvada and Atripla. For each of emtricitabine, the active pharmaceutical ingredient in Emtriva, adefovir dipivoxil, the active pharmaceutical ingredient in Hepsera, and cidofovir, the active pharmaceutical ingredient in Vistide, we have third-party contract manufacturers manufacturing the active pharmaceutical ingredient.

Truvada, Viread, Atripla and Hepsera tableting is performed by third-party contract manufacturers. These manufacturers have been qualified and are approved to supply product to the United States, the European Union and other markets. Emtriva capsulation is also completed by third-party contract manufacturers. We use a single third-party manufacturer to supply Vistide.

In 2006, we completed the installation of additional filling and packaging capabilities at our facilities in San Dimas, California and Dublin, Ireland. The San Dimas site has received regulatory approval in the United States and approval in the European Union is expected during the first half of 2007. The Dublin site has received regulatory approval in the United States and the European Union. These regulatory approvals allow us to fill and package drug product for Truvada, Viread, Atripla, Emtriva and Hepsera in their finished forms.

Roche, by itself and through third parties, is responsible for the manufacturing of Tamiflu. Under our agreement with Roche, through a joint manufacturing committee composed of representatives from Roche and us, we have the opportunity to review Roche’s existing manufacturing capacity for Tamiflu and global plans for manufacturing Tamiflu.

For our future antiviral products, we will continue to consider developing additional manufacturing capabilities and establishing additional third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any product that is approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products, our ability to conduct large scale clinical trials and meet customer demand for commercial products would be adversely affected.

We believe the technology we use to manufacture our products is proprietary. For our antiviral products, we have disclosed all necessary aspects of this technology to contract manufacturers to enable them to manufacture the products for us. We have agreements with these manufacturers that are intended to restrict them from using or revealing this technology, but we cannot be certain that these manufacturers will comply with these restrictions. In addition, these manufacturers could develop their own technology related to the work they perform for us that we may need to manufacture our products. We could be required to enter into an agreement with that manufacturer if we wanted to use that technology ourselves or allow another manufacturer to use that technology. The manufacturer could refuse to allow us to use their technology or could demand terms to use their technology that are not acceptable.

AmBisome

We manufacture AmBisome in commercial quantities at our facilities in San Dimas, California. The Medicines Control Agency of the United Kingdom and the FDA approved the commercial production of AmBisome in these facilities. To import AmBisome into the European Union, we own a manufacturing facility in Dublin, Ireland where we perform quality control testing, final labeling, packaging and distribution for the European Union and elsewhere. We use commercially available materials and equipment to manufacture these products. Currently, we obtain the cholesterol that we use to manufacture AmBisome from a single approved supplier.

AmBisome is sold as a freeze-dried product. We currently freeze-dry and fill AmBisome at our San Dimas facility and also use a third party to freeze-dry and fill additional product as needed. Given our current projections for AmBisome demand, we believe we have sufficient production capacity to meet future demand. We also have the option of installing additional freeze-drying capacity in San Dimas should such additional requirements become necessary.

Macugen

We manufacture Macugen in commercial quantities at our FDA approved facilities in San Dimas, under our manufacturing agreement with OSI. We use commercially available materials and equipment to produce and fill this product. Currently, OSI provides the raw materials used in the manufacture of Macugen, including pegaptanib sodium, the active pharmaceutical ingredient in Macugen, through single approved suppliers contracted by OSI. Given OSI’s current projections for Macugen demand, we believe we have sufficient production capacity to meet future demand.

Flolan

GSK and its affiliates, by itself or through third parties, have the exclusive right to manufacture Flolan for distribution by us in the United States under the terms of our distribution and supply agreement with GSK.

Seasonal Operations and Backlog

Worldwide product sales do not reflect any significant degree of seasonality. However, our royalty revenue, which represented about 14% of our total revenues in 2006 and of which Tamiflu royalties comprised a significant portion, is affected by seasonality. Royalty revenue that we recognize from Roche’s sale of Tamiflu can be impacted by the severity associated with flu seasons and product delivery in response to the avian influenza pandemic threat.

For the most part, we operate in markets characterized by short lead times and the absence of significant backlogs. We do not believe that backlog information is material to our business as a whole.

Government Regulation

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and product approval processes are very expensive and time consuming.

The FDA must approve a drug before it can be sold in the United States. The general process for this approval is as follows:

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug’s potential benefits and safety. We submit this data to the FDA in an investigational new drug (IND) application seeking their approval to test the compound in humans.

Clinical Trials

If the FDA accepts the IND application, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are subject to considerable regulation, are as follows:

•

Phase 1. The drug is given to a small number of healthy human control subjects or patients suffering from the indicated disease, to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.

•

Phase 2. The drug is given to a limited patient population to determine the effect of the drug in treating the disease, the best dose of the drug, and the possible side effects and safety risks of the drug. It is not uncommon for a drug that appears promising in Phase 1 clinical trials to fail in the more rigorous Phase 2 clinical trials.

•

Phase 3. If a compound appears to be effective and safe in Phase 2 clinical trials, Phase 3 clinical trials are commenced to confirm those results. Phase 3 clinical trials are long-term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug. It is not uncommon for a drug that appears promising in Phase 2 clinical trials to fail in the more rigorous Phase 3 clinical trials.

FDA Approval Process

When we believe that the data from the Phase 3 clinical trials shows an adequate level of safety and effectiveness, we will file a NDA with the FDA seeking approval to sell the drug for a particular use. The FDA will review the NDA and often will hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug. This committee makes a recommendation to the FDA that is not binding but is generally followed by the FDA. If the FDA agrees that the compound has met the required level of safety and effectiveness for a particular use, it will allow us to sell the drug in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug is not safe enough or effective enough or because it does not believe that the data submitted is reliable or conclusive.

At any point in this process, the development of a drug could be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are currently conducting or any that we conduct in the future will be completed successfully or within any specified time period. We may choose, or the FDA may require us, to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

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

In addition to obtaining FDA approval for each drug, we obtain FDA approval of the manufacturing facilities for any drug we sell, including those of companies who manufacture our drugs for us. All of these facilities are subject to periodic inspections by the FDA. The FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection. Manufacturing facilities located in California, including our San Dimas and Foster City facilities, also must be licensed by the State of California in compliance with local regulatory requirements. Manufacturing facilities located in Canada, including our Edmonton, Alberta facility, also must obtain local licenses and permits in compliance with local regulatory requirements.

Drugs that treat serious or life-threatening diseases and conditions that are not adequately addressed by existing drugs and for which the development program is designed to address the unmet medical need may be designated as fast track candidates by the FDA and may be eligible for accelerated and priority review. Drugs for the treatment of HIV that are designated for use under the President’s Emergency Plan for AIDS Relief (PEPFAR) may also qualify for an expedited or priority review. Viread, Truvada and Atripla received accelerated approval and priority reviews. Drugs receiving accelerated approval must be monitored in post-marketing clinical trials in order to confirm the safety and benefits of the drug.

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

Pricing and Reimbursement

Successful commercialization depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of our products. Government authorities and third-party payors increasingly are challenging the price of medical products and services. As such, our business may be adversely affected by an increase in global pricing pressures.

In the United States, there have been a number of legislative and regulatory changes to the healthcare system that could impact the pricing of our products. Under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D, and the various entities providing such coverage will attempt to negotiate price concessions from pharmaceutical manufacturers, which may increase pressure to lower prescription drug prices and may limit drug access. The prescription drug program began on January 1, 2006 and although we benefited from patients transitioning from Medicaid to Medicare Part D in 2006, the potentially detrimental impact in the longer term of this new law on our business as it relates to our product in the United States is not yet clear to us, and the impact will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category. Further, Medicare patients will have to pay co-insurance, which may influence which products are recommended by physicians and selected by patients. These changes in Medicare reimbursement could have a negative effect on revenue. Federal Medicare proposals, along with state Medicaid drug payment changes and healthcare reforms could also lower payment for our products. In addition, to the extent that private insurers such as Blue Cross and Blue Shield or managed care programs follow Medicaid coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting lower payment schedules. Additionally, some states have enacted health care reform legislation. Further federal and state developments are possible.

In Europe, the success of Viread, Truvada, Emtriva, Hepsera, AmBisome and Tamiflu, as well as Atripla, if and when marketing approval is obtained in the European Union, will depend largely on obtaining and maintaining government reimbursement because in many European countries, patients will not use prescription drugs that are not reimbursed by their governments. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. As new drugs come to market, we may face significant price decreases for our products across much of Europe. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

In November 2006, we received a subpoena from the United States Attorney’s Office in San Francisco requesting documents regarding our marketing and medical education programs for Truvada, Viread and Emtriva. We are complying with the U.S. Attorney’s subpoena and intend to cooperate with any related government investigation.

Compulsory Licenses

Governments in developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. As a result of discussions with the Brazilian government, we reached agreement with the Brazilian Health Ministry in May 2006 to reduce the price of Viread in Brazil by approximately 50%. In addition, concerns over the cost and availability of Tamiflu, as fear grows about a potential avian flu pandemic, have generated international discussions over potential compulsory licensing of our Tamiflu patents. For example, we are aware that the Canadian government is considering measures that would allow Canadian manufacturers to manufacture and sell the active ingredient in Tamiflu in Canada and certain other countries. Furthermore, Roche may issue voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties received from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if sales of generic versions of our products are imported into territories where we have existing commercial sales.

Employees

As of January 31, 2007, we had approximately 2,515 full-time employees. We believe that we have good relations with our employees.

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

Other Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

The mailing address of our headquarters is 333 Lakeside Drive, Foster City, California 94404, and our telephone number at that location is 650-574-3000. Our website is www.gilead.com. Through a link on the “Investors” section of our website (under “SEC Filings” in the “Financial Information” section), we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge upon request.

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

We are currently dependent on sales of our HIV products, especially Truvada and Viread, to support our existing operations. Our HIV products are exclusively of the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development efforts. HIV product sales for the year ended December 31, 2006 were $2.13 billion, or approximately 70% of our total revenues, and sales of Truvada and Viread accounted for 56% and 32%, respectively, of our total HIV product sales in 2006. We may not be able to continue the growth rate of sales of our HIV products for the reasons stated in this risk factor section and, in particular, for the following reasons:

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

If we do not introduce new products or increase revenues from our existing products, we will not be able to increase or maintain our total revenues. Each new product commercialization effort will face the risks outlined in this section. If we fail to increase our sales of our products or bring new products to market, we may not be able to increase revenues and expand our research and development efforts. Although our joint venture with BMS launched the single tablet regimen of Truvada and Sustiva, trade-named Atripla, in July 2006 in the United States, physicians may be reluctant to prescribe Atripla if they fail to see advantages of the single tablet regimen over other antiretrovirals and as a result, we may not be able to increase revenues from our HIV products. In addition, product sales of Atripla may increase at the expense of product sales of its component products and our overall total revenues may not increase from the launch of Atripla. Furthermore, the marketing authorization application submitted by BMS, Merck and us in October 2006 seeking approval of Atripla in the European Union may not be granted on a timely basis, or at all.

We face significant competition.

We face significant competition from businesses that have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GSK, which markets fixed-dose combination products that compete with Truvada and Atripla. For AmBisome, we are encountering significant competition from new products produced by Merck and Pfizer. In addition, we are aware of reports of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the anticipated entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. For Hepsera, we have encountered increased competition with the launch of BMS’s Baraclude (entecavir) and the launch of Novartis/Idenix’s Tyzeka (telbivudine) in the United States. These companies have substantially greater resources than we do and may significantly impede our ability to be successful with our antiviral products and AmBisome. In addition, we are developing aztreonam lysine for inhalation for the treatment of bacterial infections in patients with CF and ambrisentan for the treatment of PAH. If approved, aztreonam lysine would compete with TOBI (tobramycin for inhalation), marketed by Novartis, and ambrisentan would compete directly with Actelion Ltd.’s Tracleer (bosentan), and indirectly with PAH products from United Therapeutics Corporation and Pfizer.

If significant safety issues arise for our marketed products or our product candidates, our future sales may be reduced, which would adversely affect our results of operations.

The data that support the marketing approvals for our products and that form the basis for the safety warnings in our product labels were obtained in controlled clinical trials of limited duration and, in some cases, from limited post-approval use. As our products, including Truvada, Viread, Atripla, Emtriva, AmBisome and Hepsera, are used over longer periods of time by many patients taking numerous other medicines, many of whom have underlying health problems, we expect to continue to find new issues such as safety, resistance or drug interaction issues, which may require us to provide additional warnings or contraindications on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. Safety and efficacy studies of Viread and Emtriva, dosed as separate products, are ongoing and have been underway for a longer period of time than the safety and efficacy studies of Truvada (Viread and Emtriva together), which are also underway. We are also conducting similar studies of Atripla (Viread, Emtriva and Sustiva together). If serious safety, resistance or interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities.

In addition, following our acquisition of Myogen, we are developing new product candidates (darusentan and ambrisentan) that have a different safety profile than our current marketed products. As these new product candidates are developed, they may prove to be more susceptible to safety, resistance or drug interaction issues than we have experienced in the past. If safety issues arise with these product candidates, our clinical development programs may be limited or halted by us or by regulatory authorities and the product candidates may never become marketable products.

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

The results of our clinical trials are uncertain and may not support continued development of a product pipeline, which would adversely affect our prospects for future revenue growth.

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

Due to our reliance on third-party contract research organizations to conduct clinical trials, we are unable to directly control the timing, conduct, expense and quality of our clinical trials.

We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third-party contract research organizations (CROs), over which we do not have control, to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely impacted. In February 2007, we were advised by the FDA that it discovered certain irregularities during its inspection of bioanalytical analyses conducted for various organizations by one of our third-party CROs. During the period under review, the CRO performed bioanalytical analyses in studies for certain of our products. We do not know whether the investigation involves or will impact any of our clinical data results or related regulatory approvals.

We may not be able to successfully integrate our existing business with the businesses of Corus Pharma, Inc., Raylo Chemicals Inc., and Myogen, Inc.

Integrating these businesses with our existing business will be a complex and time-consuming process. Until recently, Corus, Raylo and Myogen operated independently of us, each with its own business, corporate culture, locations, employees and systems. As a result of these acquisitions, we have to operate our existing business, along with the businesses of Corus, Raylo and Myogen, as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration of these companies with us and the integration with us of any other company or assets that we may from time to time acquire. The failure to successfully integrate these companies with us, or any other assets or companies we may acquire, may have a material adverse effect on our business, financial condition and results of operations.

The remaining efforts for completion of Corus’s and Myogen’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed.

We cannot be certain that aztreonam lysine for CF, purchased from Corus, or ambrisentan for PAH, purchased from Myogen, which is pending FDA review, will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired product candidates under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of these product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If either of these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted.

Manufacturing problems could delay product shipments and regulatory approvals, which may adversely affect our results of operations.

We depend on third parties to perform manufacturing activities effectively and on a timely basis for Truvada, Viread, Atripla, Emtriva, Hepsera and Vistide. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and our manufacturers are subject to the FDA’s current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards and similar regulations are in effect in other countries. Our manufacturing operations are also subject to routine inspections by regulatory agencies. Additionally, our third-party manufacturers are independent entities who are subject to their own unique operational and financial risks which are out of our control. To the extent that these risks materialize and affect their performance obligations to us, it may adversely affect our financial results.

We also depend on these third-party manufacturers to manufacture Truvada, Viread and Atripla made available to physicians and treatment programs at no-profit prices in developing countries under our Gilead Access Program. We rely on these third parties for the manufacture of both the active pharmaceutical ingredient and final drug product for clinical and commercial purposes. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. If any of these third-party manufacturers fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval. These events could harm our competitive position and financial results.

We may not be able to manufacture AmBisome and Macugen to meet market needs in the event of business interruptions at our San Dimas facility.

We manufacture AmBisome and fill and finish Macugen at our facilities in San Dimas, California, which are our only formulation and manufacturing facilities in the United States. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome and Macugen to meet market needs.

Our ability to successfully manufacture and commercialize aztreonam lysine, if approved, will depend upon our ability to continue to manufacture in a multi-product facility.

Aztreonam lysine is a mono-lactam Gram-negative antibiotic that we currently plan to manufacture, by ourselves or through third parties, in a multi-product manufacturing facility. Historically, the FDA has permitted the manufacture of mono-lactams in multi-product manufacturing facilities, however, there can be no assurances that the FDA will continue to allow this practice. We do not currently have a single-product facility that can be dedicated to the manufacture of aztreonam lysine nor have we engaged a contract manufacturer with a single-product facility for aztreonam lysine. If the FDA prohibits the manufacture of mono-lactam antibiotics, like aztreonam lysine, in multi-product manufacturing facilities in the future, we may not be able to procure a single-product manufacturing facility in a timely manner, which would adversely affect our commercial supplies of aztreonam lysine and our anticipated financial results attributable to such product, if approved.

We may not be able to obtain materials or supplies necessary to manufacture or sell our products, which could limit our ability to generate revenues.

Some of the materials that we utilize in our operations are made at only one facility. For example, we depend on a single supplier for high quality cholesterol, which is used in the manufacture of AmBisome. Because the suppliers of key components and materials must be named in the NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship Truvada, Viread, Atripla, Emtriva, Hepsera, AmBisome or Vistide, or to supply any of our products in development for clinical trials. In addition, the aztreonam lysine for inhalation that we are developing is administered to the lungs of patients through a device that is made by a single supplier. We are currently working with the supplier to prepare for the commercial launch of aztreonam lysine for inhalation, if and when regulatory approval is obtained. If sufficient quantities of this device are not available at the time of a commercial launch or following such a launch or if we encounter problems in our relationship with the supplier, the commercial launch of aztreonam lysine for inhalation could be delayed, and the anticipated contribution of aztreonam lysine to our financial results could be adversely effected.

We depend on relationships with other companies for sales and marketing performance and revenues. Failure to maintain these relationships, poor performance by these companies or disputes with these other companies could negatively impact our business.

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with Astellas (created through the merger of Yamanouchi Pharmaceutical Co. Ltd. and Fujisawa Pharmaceutical Co., Ltd.) and Sumitomo for AmBisome, GSK for Hepsera, Roche for Tamiflu, Pfizer for Vistide, OSI and Pfizer for Macugen, Japan Tobacco for Viread, Truvada and Emtriva and our joint venture with BMS for Atripla. In many countries, we rely on international distributors for sales of Truvada, Viread, Emtriva, AmBisome and Hepsera. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including:

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

Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories in Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and The Republic of Korea. The success of Hepsera in these territories will depend almost entirely on the efforts of GSK. In this regard, GSK promotes Epivir-HBV/Zeffix, a product that competes with Hepsera. Consequently, GSK’s marketing strategy for Hepsera may be influenced by its promotion of Epivir-HBV/Zeffix. We receive royalties from GSK equal to a percentage of GSK’s net sales of Hepsera as well as net sales of GSK’s Epivir-HBV/Zeffix. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera in its territories, our potential revenues from sales of Hepsera from these territories may be substantially reduced.

Expenses associated with clinical trials and sales fluctuations as a result of inventory levels held by wholesalers may cause our earnings to fluctuate, which could adversely affect our stock price.

The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are very expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter. Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter.

We estimate the future demand for our product, consider the shelf life of our inventory and regularly review the realizability of our inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations. For example, as a result of our review of inventory realizability, during the first and fourth quarters of 2006, we recorded write-downs of a portion of our Gilead Access Program inventory. Additional write downs of inventory for our Gilead Access Program may be necessary if demand for our HIV products in the Access Program countries is not sufficient to consume existing inventories.

During the year ended December 31, 2006, approximately 87% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. The non-retail sector in the United States, which includes government institutions, correctional facilities and large health maintenance organizations, which currently contributes to approximately 30% of our HIV business, tends to be less consistent in terms of buying patterns, and often results in quarter over quarter fluctuations that do not necessarily mirror the growth patterns that can be seen in the retail prescription data. The unpredictable variability of Roche’s Tamiflu sales and the strong relationship between this revenue and global pandemic planning also cause our royalty revenues to fluctuate from quarter to quarter.

Our success will depend to a significant degree on our ability to protect our patents and other intellectual property rights both domestically and internationally.

We have a number of patents, patent applications and rights to patents related to the compounds in our products, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. Patent applications are confidential for at least some period of time until a patent is issued. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. If competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful.

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

Our European product sales to government owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government-owned or supported customers in these countries totaled $330.5 million as of December 31, 2006. Historically, receivables tended to accumulate over a period of time and were settled as large lump sum payments as government funding became available. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

Our product revenues could be reduced by imports from countries where our products are available at lower prices.

Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at no-profit prices to 97 countries participating in our Gilead Access Program, or Atripla, which Merck will distribute at low cost to HIV-infected patients in developing countries under our August 2006 agreement, our revenues would be adversely affected. In addition, we have granted non-exclusive, voluntary licenses for the manufacture of tenofovir disoproxil fumarate to 11 generic manufacturers in India for the local Indian market and for manufacturers to export product to 95 of the developing world countries included in our Gilead Access Program. If generic versions of Viread under these licenses are then re-exported to the United States, Europe or other markets outside of India or the 97 developing world countries participating in our Gilead Access Program, our revenues would be adversely affected.

In addition, in the European Union, we are required to permit cross-border sales. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they are sold at lower prices. Purchases of our products in countries where our sales prices are relatively low for resale in countries in which our sales prices are relatively high may adversely impact our gross margin and may cause our sales to fluctuate from quarter to quarter. During the fourth quarter of 2006, we have seen increased instances of such cross-border sales in Europe. Additionally, some U.S. consumers have been able to purchase products, including HIV products, from internet pharmacies in other countries at substantial discounts. Such cross-border sales could adversely affect our revenues.

In some countries, we may be required to grant compulsory licenses for our products or face generic competition for our products.

In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. As a result of discussions with the Brazilian government, we reached agreement with the Brazilian Health Ministry in May 2006 to reduce the price of Viread in Brazil by approximately 50%. In addition, concerns over the cost and availability of Tamiflu as fear grows about a potential avian flu pandemic have generated international discussions over potential compulsory licensing of our Tamiflu patents. For example, we are aware that the Canadian government is considering measures that would allow Canadian manufacturers to manufacture and sell the active ingredient in Tamiflu in Canada and certain other countries. Furthermore, Roche may issue voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

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

In Europe, the success of Truvada, Viread, Emtriva, Hepsera, AmBisome and Tamiflu, as well as Atripla, if and when approved in the European Union, will also depend largely on obtaining and maintaining government reimbursement because in many European countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by twelve months or more. We also expect that the success of our products in development, particularly in Europe, will depend on the ability to obtain reimbursement. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. As new drugs come to market, we may face significant price decreases for our products across much of Europe. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

Our results of operations could be adversely affected by current and future health care reforms.

Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. Recently, there have been significant changes to the federal Medicare system in the United States that could impact the pricing of our products. Under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D, and the various entities providing such coverage will attempt to negotiate price concessions from pharmaceutical manufacturers, which may increase pressure to lower prescription drug prices and may limit drug access. The prescription drug program began on January 1, 2006 and although we have benefited initially from patients transitioning from Medicaid to Medicare Part D in 2006, the longer term impact of this new law on our business is not yet clear to us, and the impact will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category. Further, Medicare patients will have to pay co-insurance, which may influence which products are recommended by physicians and selected by patients. These changes in Medicare reimbursement could have a negative effect on revenues. Federal Medicare proposals, along with State Medicaid drug payment changes and healthcare reforms could also lower payment for our products. Our results of operations could be materially adversely affected by the reimbursement changes emerging from the Medicare prescription drug coverage legislation. In addition, to the extent that private insurers such as Blue Cross and Blue Shield or managed care programs follow Medicaid coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting lower payment schedules. Additionally, some states have enacted health care reform legislation. Further federal and state developments are possible.

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

We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology. There is a risk, however, that issued patents will not be enforceable or provide adequate protection or that pending patent applications will not result in issued patents. Patent applications are confidential for at least some period of time until a patent is issued. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

Patents do not cover the active ingredients in AmBisome. In addition, we do not have patent filings in China or certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. Asia is a major market for therapies for HBV, the indication for which Hepsera has been developed. Flolan’s patent and market exclusivity protection has expired. As a result, one or more generic pharmaceutical companies may launch, or attempt to launch, a generic version of Flolan in the United States in 2007 or thereafter.

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

Our assumptions used to determine our self-insurance levels could be wrong and materially impact our business.

We continually evaluate our levels of self-insurance based on historical claims experience, demographic factors, severity factors and other actuarial assumptions. However, if future occurrences and claims differ from these assumptions and historical trends, our results of operations, business, cash flow and financial condition could be materially impacted by claims and other expenses.

Expensive litigation and government investigations may reduce our earnings.

We are named as a defendant in lawsuits regarding the use of average wholesale price and reimbursement rates under Medicaid. In addition, the plaintiffs have appealed the dismissal of a class action lawsuit brought against us alleging violations of federal securities laws. In November 2006, we received a subpoena from the

United States Attorney’s Office in San Francisco requesting documents regarding our marketing and medical education programs for Truvada, Viread and Emtriva. We are complying with the U.S. Attorney’s subpoena and intend to cooperate with any related government investigation. The outcome of these lawsuits, any other lawsuits brought against us, the investigation, or any other such investigations brought against us, are inherently uncertain, and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows.

Changes in our effective income tax rate could reduce our earnings.

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, our adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) relating to the accounting for stock options and other share-based payments, changes in tax laws and rates, mergers and acquisitions, future levels of research and development (R&D) spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and finalization of federal and state income tax audits. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our net income or loss.

Changes in accounting for stock options has significantly reduced and will continue to significantly reduce our earnings.

We are subject to SFAS 123R, under which we have been required to record additional compensation expense related to stock options and other share-based payments since January 1, 2006. This standard has had and will continue to have a significant negative impact on our reported results of operations compared to the results we reported prior to 2006 under prior accounting standards on stock options and other share-based payments.

If we fail to attract and retain highly qualified personnel, we may be unable to successfully develop new product candidates, conduct our clinical trials and commercialize our product candidates.

Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Competition for qualified personnel in the biopharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. We may not be able to attract and retain quality personnel on acceptable terms. If we are unsuccessful in our recruitment and retention efforts, our business may be harmed.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

Our corporate headquarters, including our principal executive offices, and some of our commercial, administrative, research and development facilities, are located in Foster City, California. At this location, we own 17 buildings.

We lease facilities in San Dimas, California, to house some of our manufacturing, warehousing, research and development activities. In addition, we also lease facilities in Durham, North Carolina; Westminster, Colorado; and Seattle, Washington to house some of our administrative, research and development activities.

Our European headquarters, which include some of our commercial, medical and administrative facilities, are located in the London area in the United Kingdom.

We also lease and own facilities in the Dublin area of Ireland to house our manufacturing and distribution activities. In addition, we have leased facilities to house our commercial, medical and administrative activities in Austria, Australia, Canada, France, Germany, Greece, Italy, Portugal, Spain, Turkey and the United Kingdom.

We own a manufacturing facility in Edmonton, Alberta, Canada, that we use to conduct process research and scale-up of our clinical development candidates, the manufacturing of our active pharmaceutical ingredients for both investigational and commercial products and our chemical development activities to improve existing commercial manufacturing processes.

We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business. We believe our capital resources are sufficient to purchase, lease or construct any additional facilities required to meet our long-term growth needs.

ITEM 3.      LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found under the heading “Legal Proceedings” in Item 8, Note 14 “Commitments and Contingencies” to our Consolidated Financial Statements on pages 109 and 110 of this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “GILD”. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock on The Nasdaq Global Select Market. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent prices of actual transactions.

	High	Low
2006
First Quarter	$64.66	$52.48
Second Quarter	$66.20	$52.55
Third Quarter	$69.27	$58.02
Fourth Quarter	$70.00	$61.52

2005
First Quarter	$36.38	$30.39
Second Quarter	$46.16	$34.75
Third Quarter	$49.19	$40.26
Fourth Quarter	$56.51	$44.73

As of February 23, 2007, we had 464,663,916 shares of common stock outstanding held by approximately 469 stockholders of record.

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the near future.

Performance Graph(1)

The following graph compares our total stockholder returns for the past five years to two indices: the Nasdaq CRSP Total Return Index for the Nasdaq Global Select Market (U.S. companies), labeled Nasdaq-US; and the Nasdaq Pharmaceutical Index, labeled Nasdaq-Pharmaceutical. The total return for our common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on our common stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each monthly period. The Nasdaq-US tracks the aggregate price performance of equity securities of U.S. companies traded on the Nasdaq Global Select Market. The Nasdaq-Pharmaceutical tracks the aggregate price performance of equity securities of pharmaceutical companies traded on the Nasdaq Global Select Market. Our common stock is traded on the Nasdaq Global Select Market and is a component of both the Nasdaq-US and the Nasdaq-Pharmaceutical Indices.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return on Investment for Past Five Years(2)

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)	Shows the cumulative return on investment assuming an investment of $100 in our common stock, the Nasdaq-US and Nasdaq-Pharmaceuticals indices on December 31, 2001.

ITEM 6.      SELECTED FINANCIAL DATA

GILEAD SCIENCES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004	2003	2002
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues	$3,026,139	$2,028,400	$1,324,621	$867,864	$466,790
Purchased in-process research and development (Note 1)	2,394,051	—	—	488,599	—
Total costs and expenses (Note 2)	3,784,892	919,333	697,234	1,024,304	386,370
Income (loss) from operations	(758,753)	1,109,067	627,387	(156,440)	80,420
Gain on warrant (Note 1)	—	—	20,576	—	—
Loss on sale of OSI common stock (Note 1)	—	—	—	—	(16,048)
Provision for (benefit from) income taxes (Notes 1 and 2)	551,750	347,878	207,051	(95,530)	1,300
Net income (loss)	$(1,189,957)	$813,914	$449,371	$(72,003)	$72,097

Net income (loss) per share—basic (Note 3)	$(2.59)	$1.79	$1.04	$(0.18)	$0.18

Shares used in per share calculation—basic (Note 3)	459,106	454,339	432,000	402,210	391,086

Net income (loss) per share—diluted (Note 3)	$(2.59)	$1.72	$0.99	$(0.18)	$0.17

Shares used in per share calculation—diluted (Note 3)	459,106	474,284	464,246	402,210	412,954

	As of December 31,
	2006	2005	2004	2003	2002
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$1,389,566	$2,311,033	$1,250,624	$704,136	$938,303
Working capital	1,664,930	2,627,045	1,596,241	1,080,003	1,078,868
Total assets	4,085,981	3,766,316	2,155,963	1,554,722	1,288,183
Other long-term obligations (Note 4)	91,847	240,650	234	323	273
Convertible debt (Note 4)	1,300,000	—	—	345,000	595,000
Retained earnings (accumulated deficit)	(891,363)	809,642	(4,272)	(453,643)	(381,640)
Total stockholders’ equity (Note 5)	1,815,718	3,027,778	1,870,872	1,002,974	571,341

Note 1

•

During 2006, we completed the acquisition of Myogen for an aggregate purchase price of $2.44 billion, of which $2.06 billion was allocated to purchased in-process research and development, $167.4 million was allocated to deferred tax assets primarily related to federal net operating loss and tax credit carryforwards and certain state amortizations, $107.9 million was allocated to goodwill and $110.0 million was allocated to net tangible assets. In 2006, we also acquired the net assets of Corus for $415.5 million, of which $335.6 million was allocated to purchased in-process research and development, $71.2 million was allocated to net deferred tax assets primarily related to federal net

GILEAD SCIENCES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA—(Continued)

operating loss and tax credit carryforwards and certain state amortizations, $7.2 million was allocated to net tangible assets and $1.6 million was allocated to assembled workforce.

•

During 2005, we recognized $80.7 million in royalty revenue relating to the resolution of our dispute with Roche. We also recorded a tax provision benefit of $25.1 million related to our repatriation of qualified foreign earnings under the American Jobs Creation Act (AJCA).

•	During 2004, we recorded a gain of $20.6 million related to our warrant to purchase capital stock of Eyetech Pharmaceuticals, Inc., as predecessor to OSI, which completed its initial public offering.

•

During 2003, we completed the acquisition of all of the net assets of Triangle for an aggregate purchase price of $525.2 million. Approximately $488.6 million of the purchase price was allocated to purchased in-process research and development. We also recorded an income tax benefit of $111.6 million related to the reduction of the valuation allowance on certain of our net deferred tax assets.

•

During 2002, we sold all of our shares of common stock of OSI and recognized a loss on the sale of marketable securities of $16.0 million. These shares were partial consideration for the sale of our oncology assets in 2001.

Note 2

We adopted SFAS 123R on a modified prospective basis, beginning on January 1, 2006. See Notes 1 and 16 to our Consolidated Financial Statements.

Note 3

On March 8, 2002 and September 3, 2004, we implemented two-for-one stock splits in the form of a stock dividend. All share and per share amounts for all periods presented have been restated to reflect these stock splits.

Note 4

•	During 2006, we issued $1.30 billion principal amount of convertible senior notes in a private placement.

•

During 2005, we entered into an uncollateralized $300.0 million term loan to facilitate a cash dividend distribution as part of the repatriation of our qualified foreign earnings under the provisions of the AJCA.

Note 5

No cash dividends have been declared or paid on our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying notes to the financial statements and other disclosures included in this Annual Report on Form 10-K (including the disclosures under “Item 1A. Risk Factors”). Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Executive Summary

We experienced another successful year in 2006 with the achievement of several significant financial and operating milestones. Driven by the continued growth of our sales of HIV products (Truvada, Viread, Atripla and Emtriva), total product sales reached $2.59 billion during 2006, a 43% increase over 2005. Coupled with a significant increase in royalty revenue for the year, total 2006 revenues increased to $3.03 billion. Sales from our HIV products of $2.13 billion represented a 52% increase over 2005 HIV product sales, primarily driven by the continued growth of Truvada, especially in Europe. Truvada product sales comprised more than half of our total 2006 HIV product sales. The launch of Atripla, the single tablet regimen of our Truvada with Bristol Myers Squibb Company’s (BMS) Sustiva (efavirenz), in the United States in July 2006 and its successful uptake during the latter half of the year further contributed to the higher HIV product sales in 2006 over 2005. Building on the momentum established by our joint venture with BMS, in September 2006, we established a three-way joint venture with BMS and Merck & Co., Inc. (Merck), to hold the European marketing authorization for Atripla. This joint venture filed for marketing authorization with the European Medicines Agency in October 2006, under the centralized licensing procedure. If and when the marketing authorization application is finalized and approved, the joint venture will hold one marketing authorization in all member states of the European Union. Discussions among the three companies regarding agreements for manufacturing, commercialization and distribution of Atripla in the European Union are ongoing.

The sales increases generated by the strong performance of Truvada and Atripla in 2006 were partially offset by a decrease in sales of Viread in 2006 from 2005 due primarily to patients switching from a Viread-containing regimen to one containing Truvada and/or Atripla in countries where Truvada and/or Atripla are available. Despite facing continued strong competitive forces worldwide, sales of AmBisome increased slightly by one percent compared to 2005. As previously anticipated, the availability of several new treatment options to patients living with hepatitis B infection has helped the HBV market expand. Hepsera product sales for 2006 increased 24% from 2005 driven primarily by sales volume growth in Europe. In addition to growth in our product sales, royalty revenue increased significantly during the year. Of the $416.5 million in royalty revenue that we recognized, $364.6 million came from royalties on the sales of Tamiflu by F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche). Tamiflu royalties increased from 2005 due to strong sales of Tamiflu by Roche, including sales of Tamiflu related to pandemic planning initiatives worldwide, as well as the elimination of the contractual cost of goods adjustment that was implemented in 2005.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and began expensing the fair value of stock-based awards. As a result, stock-based compensation expense was a significant component of the increase in our operating costs and expenses for the year ended December 31, 2006 as compared to prior years. Further discussion regarding our adoption of SFAS 123R is included in “Critical Accounting Policies, Estimates and Judgments” below.

Over the last few years, we focused on creating a solid foundation for long-term growth as highlighted by the strong performance of our anti-infectives in HIV, HBV and antifungals. Our strategy for building on this foundation continues to be through opportunities to acquire or in-license and partner with innovative technologies or drug candidates and developing those technologies alongside our in-house initiatives. In 2006, we further implemented this strategy by completing two significant acquisitions to acquire additional innovative technologies and drug candidates. On August 11, 2006, we completed the acquisition of Corus Pharma, Inc. (Corus), a privately-held development stage biopharmaceutical company based in Seattle, Washington, focused on the development and commercialization of novel drugs for respiratory and infectious diseases, for an aggregate purchase price of $415.5 million. Corus had one product candidate in late-stage clinical development, aztreonam lysine for inhalation for the treatment of patients with cystic fibrosis who have pulmonary infection with Pseudomonas aeruginosa. On November 17, 2006, we completed the acquisition of all of the outstanding shares of common stock of Myogen, Inc. (Myogen), a publicly-held biopharmaceutical company based in Westminster, Colorado that focused on the discovery, development and commercialization of small molecule therapeutics for the treatment of cardiovascular disorders, for an aggregate purchase price of $2.44 billion. Myogen had two product candidates in late-stage clinical development: ambrisentan for the treatment of patients with pulmonary arterial hypertension and darusentan for the treatment of patients with resistant hypertension. We believe our acquisitions of Corus and Myogen will provide us with an opportunity to expand into the respiratory and cardiopulmonary therapeutic areas.

In the clinic, we made considerable progress on compounds and drug candidates in-licensed from our collaboration partners. In HIV, during the first quarter of 2006, we dosed the first patients in a Phase 2 clinical study of our novel integrase inhibitor for HIV, GS 9137, which we licensed from Japan Tobacco Inc. (Japan Tobacco) in 2005. In February 2007, we announced completion of a Phase 2 clinical trial and announced that the clinical study met its primary endpoint of non-inferiority in viral load reduction in HIV-positive patients. In the hepatitis area, we completed enrollment of patients into our two pivotal Phase 3 clinical studies of tenofovir disoproxil fumarate for chronic hepatitis B in the second quarter of 2006, and our collaboration partner, Achillion Pharmaceuticals, Inc., began dosing HCV-infected patients in a Phase 1/2 viral dynamics clinical study of GS 9132, a small molecule inhibitor of HCV, in the fourth quarter of 2006. In February 2007, based on preliminary data from the study, the companies decided to discontinue development of GS 9132 for HCV infection. We filed an investigational new drug application with the FDA for GS 9190, a non-nucleoside HCV polymerase inhibitor, for the potential treatment of hepatitis C and began dosing infected patients in the Phase 1 clinical study for GS 9190 during the fourth quarter of 2006. We anticipate data from our GS 9190 program in the second quarter of 2007. Although we will continue to explore new opportunities where there is significant unmet medical need as part of our long-term growth strategy, our primary focus for 2007 will be to develop our current pipeline, including those drug and product candidates from our Corus and Myogen acquisitions.

Our success in 2006, both commercially and from a research and development perspective, was the product of the strong global organization and infrastructure we built over the past several years. We will continue to invest in infrastructure to facilitate continued strong growth in 2007 and beyond. In 2005, we relocated our European commercial, medical and administrative headquarters from France to the United Kingdom, thereby uniting these functions with the regulatory, safety and information technology groups already headquartered in the United Kingdom. In 2006, we undertook a strategic re-alignment of our international commercial organization to better build, manage and expand our presence in new and existing markets. During the year, we also began assessing and addressing the way in which we distribute product to the markets we serve as well as enhancing our manufacturing capabilities. With the growth in demand for our products, the increased need for timely and adequate procurement of clinical materials and our focus on continuously looking at ways in which we can manufacture more efficiently and effectively, we completed the acquisition of Raylo Chemicals Inc. (Raylo), a wholly-owned subsidiary of Germany-based specialty chemicals company Degussa AG, in November 2006 for an aggregate purchase price of $133.3 million. Located in Edmonton, Alberta, Canada, Raylo’s operations encompassed custom manufacturing of active pharmaceutical ingredient (API) and advanced intermediates for the pharmaceutical and biopharmaceutical industries. We intend to utilize the Edmonton site for process research and scale-up of our clinical development candidates, for the manufacture of our API for both investigational and commercial products, and for our chemical development activities to improve existing commercial manufacturing processes.

The cost of funding corporate development opportunities, building infrastructure and meeting daily operating needs, continued to be an area of management’s focus in 2006. Although we generated operating cash flows of $1.22 billion during 2006, we continued to explore ways of accessing cash in order to fund our corporate initiatives. In April 2006, we took advantage of favorable market and corporate conditions to issue $1.30 billion principal amount of convertible senior notes. Concurrently, we repurchased $544.9 million of our common stock under our stock repurchase program, purchased convertible note hedges at a cost of $379.1 million and sold warrants for proceeds of $235.5 million. These transactions, along with our operating cash flows, helped to fund the significant cash outlays required during the year for the Myogen, Corus and Raylo acquisitions and the $201.0 million of payments made towards the principal on our term loan. As a result, our December 31, 2006 cash, cash equivalents and marketable securities balance was $1.39 billion. We currently anticipate that our current cash, cash equivalents and marketable securities, along with our revolving credit facility that we have not yet used, will be adequate to satisfy our capital needs for the foreseeable future.

Our focus for 2007 will be to continue building our infrastructure, advancing our drug candidates through the clinic and accomplishing our operational goals of promoting our products’ safety and efficacy data to drive higher patient adoption. We also intend to continue building strong working relationships with our corporate partners, such as Roche, with respect to Tamiflu, BMS and Merck, with respect to Atripla, and GlaxoSmithKline, with respect to Hepsera. Due to the number of acquisitions made during 2006, significant energy will be invested in 2007 to ensure that we successfully integrate the people, processes and systems at our Edmonton, Seattle and Westminster sites. We will also expend significant resources preparing for the launch of ambrisentan in the United States as well as the filing of a new drug application (NDA) for aztreonam lysine for inhalation in the United States. Finally, we will continue to strengthen our global infrastructure to better support our growing employee and customer base, to better facilitate our expanding manufacturing, research, development and commercial activities, and to ensure that the activities undertaken by our employees continue to be executed within a framework of high integrity.

Critical Accounting Policies, Estimates and Judgments

The discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, prepaid royalties, clinical trial accruals, our tax provision and stock-based compensation. We base our estimates on historical experience and on various other market-specific assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements

Revenue Recognition

Product Sales

We recognize revenues from product sales when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. We record estimated reductions to revenues for government rebates such as Medicaid reimbursements, customer incentives such as cash discounts for prompt payment, distributor fees and expected returns of expired products. These estimates are deducted from gross product sales at the time such revenues are recognized. Of these reductions from gross product sales, government rebates significantly impact our reported net product sales and are based upon certain estimates that require complex and significant management judgments.

Government Rebates

We estimate amounts payable by us to government-managed Medicaid programs as well as to certain other qualifying federal and state government programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by these programs. Government rebates that are invoiced directly to us are recorded in other accrued liabilities in our Consolidated Balance Sheets. For qualified programs that can purchase our products through wholesalers at a lower contractual government price, the wholesalers charge back to us the difference between their acquisition cost and the lower price, which we record as allowances against accounts receivable. We estimate these sales allowances based on contractual terms, historical utilization rates, any new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs, and channel inventory data as obtained from our major U.S. wholesalers in accordance with our inventory management agreements. During 2006, 2005 and 2004, $272.2 million, $184.8 million and $113.0 million, respectively, representing 9%, 9% and 8% of total gross product sales, respectively, were deducted from gross product sales for government rebates. Based on the current information available to us, actual government rebates claimed for these periods have varied by less than 3% from our estimates recorded in those periods. As of December 31, 2006 and 2005, we had accrued government rebates of $65.7 million and $63.4 million, respectively, in other accrued liabilities and an allowance of $10.6 million and $7.8 million, respectively, recorded against accounts receivable.

The following table summarizes the aggregate activity in these accrued government rebates allowance and accrued liabilities accounts:

	Balance at Beginning of Year	Charged to Expense	Deducted from Accruals	Balance at End of Year
Year ended December 31, 2006:
Government rebates allowances and accrued liabilities
Activity related to 2006 sales	$—	$246,274	$190,258	$56,016
Activity related to sales prior to 2006	71,220	(4,681)	46,193	20,346

Total	$71,220	$241,593	$236,451	$76,362

Year ended December 31, 2005:
Government rebates allowances and accrued liabilities
Activity related to 2005 sales	$—	$189,507	$124,371	$65,136
Activity related to sales prior to 2005	40,507	(2,470)	31,953	6,084

Total	$40,507	$187,037	$156,324	$71,220

Contract Revenue

Contract revenue for research and development (R&D) is recorded as performance occurs and the earnings process is completed based on the performance requirements of the contract. Nonrefundable contract fees for which no further performance obligations exist, and where there is no continuing involvement by us, are recognized when the payments are received or when collection is reasonably assured.

Revenue from non-refundable up-front license fees and milestone payments where we continue to have involvement, such as through a development collaboration or an obligation to supply product, is recognized as performance occurs and our obligations are completed. In accordance with the specific terms of our obligations under these types of arrangements, revenues are recognized as the obligation is fulfilled or ratably over the development or manufacturing period. Revenues associated with substantive at-risk milestones are recognized based upon the achievement of the milestones as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue.

Allowance for Doubtful Accounts

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Our allowance for doubtful accounts balance as a percentage of total accounts receivable did not materially change from December 31, 2005 to December 31, 2006. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors, especially with respect to the government funding and reimbursement practices in the European market could materially change these expectations and result in an increase to our allowance for doubtful accounts.

Inventories

We record write-downs in the value of our inventory based on our review of bad batches experienced during the manufacturing process as well as quality control reviews of our inventory. We generally do not record inventory write-downs relating to estimated obsolescence or risk of competition primarily because the shelf life of our products is long. However, if our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could negatively impact our product gross margins and results of operations.

Prepaid Royalties

We capitalize royalties that we have prepaid at cost, specifically those related to the emtricitabine royalties we paid to Emory University (Emory) for the HIV indication, based on the present value of the future royalty obligation that we would expect to pay to Emory assuming certain expected future levels of our product sales incorporating the emtricitabine technology. The present value of our future royalty obligation was derived using our weighted average cost of capital. We review quarterly the expected future sales levels of our products and any indicators that might require a write-down in the net recoverable value of our asset or a change in the estimated life of the prepaid royalty. Some potential indicators of impairment include the launch of a significant product by a competitor, significant deviations in recognized product sales compared to forecast and product safety issues and recalls.

We amortize our prepaid royalties based on an effective royalty rate that we derive from forecasted HIV product sales incorporating emtricitabine. Our product sales forecasts are prepared annually and determined using our best estimates of future activity considering such factors as historical and expected future patient usage or uptake of our products, the introduction of complimentary or combination therapies or products, and future product launch plans. If a previously unanticipated and significant change occurs to our sales forecasts, including the introduction of a competing product by us or one of our competitors into the same HIV market as emtricitabine, we would prospectively update the royalty rate used to amortize our prepaid royalties which may increase future royalty expense. As of December 31, 2006, we had a prepaid royalty asset relating to the emtricitabine royalties we paid to Emory of $321.0 million. Amortization expense relating to this prepaid royalty asset was $15.1 million and $6.2 million, for the years ended December 31, 2006 and 2005, respectively.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third-party contract research organizations (CROs). These costs are a significant component of R&D expenses. During 2006, 2005 and 2004, we incurred CRO costs of $30.2 million, $21.1 million and $24.7 million, respectively. We accrue costs for clinical studies performed by CROs on a straight-line basis over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort and costs actually incurred by the CRO. We validate our accruals quarterly with our vendors and perform detailed reviews of the activities related to our significant contracts. Based upon the results of these validation processes, we assess the appropriateness of our accruals and make any adjustments we deem necessary to ensure that our expenses reflect the actual effort incurred by the CROs.

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

The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. Most contracts are negotiated as fixed unit prices and can vary in length between six months for a single dose Phase 1 study and up to two years or more for a more complex Phase 3 study. The average length of contracts in 2006, 2005 and 2004 has been at the upper end of this range in order to provide long-term safety and efficacy data to support the commercial launches of Truvada, Viread, Atripla, Emtriva and Hepsera. All of our material CRO contracts are terminable by us upon written notice and Gilead is generally only liable for actual effort expended by the CRO at any point in time during the contract, regardless of payment status. Amounts paid in advance of services being performed will be refunded if a contract is terminated. Through December 31, 2006, differences between actual and estimated activity levels for any particular study were not significant enough to require a material adjustment. However, if management does not receive complete and accurate information from our vendors or has underestimated activity levels associated with a study at a given point in time, we would have to record additional and potentially significant R&D expenses in future periods.

Tax Provision

We estimate our income tax provision, including deferred tax assets and liabilities, based on significant management judgment. We evaluate the realization of all or a portion of our deferred tax assets on a quarterly basis. We record a valuation allowance to reduce our deferred tax assets to the amounts that are more likely than not to be realized. We consider future taxable income, ongoing tax planning strategies and our historical financial performance in assessing the need for a valuation allowance. As part of the purchase of Myogen in the fourth quarter of 2006, we determined that it was more likely than not that certain of our acquired deferred tax assets related to state net operating loss carryforwards would not be realized and therefore established a valuation allowance of approximately $7.1 million.

If we expect to realize deferred tax assets for which we have previously recorded a valuation allowance, we would reduce the valuation allowance in the period in which such determination is first made. Such an adjustment was made in the fourth quarter of 2005 when we determined that it was more likely than not that certain of our deferred tax assets would be realized, and therefore, we released the related valuation allowance. This resulted in an income tax benefit for 2005 of approximately $8.2 million.

Our future effective income tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, changes in our international organization, and changes in overall levels of income before tax.

Our income tax returns are routinely audited by the various state and foreign tax authorities. There are differing interpretations of tax laws and regulations, and as a result significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with tax filing positions. While we believe our positions comply with applicable laws, we record liabilities based upon SFAS No. 5, Accounting for Contingencies.

We do not believe any such items currently pending will have a material adverse effect on our Consolidated Financial Statements included in this Annual Report on Form 10-K, although an adverse resolution of one or more of these items in any quarterly reporting period covered by our Consolidated Financial Statements could have a material impact on the results of operations for that period.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, which requires that all share-based payments to employees and directors, including grants of stock options, be recognized in the statement of operations based on their fair values. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows. On January 1, 2006, we adopted SFAS 123R using the modified prospective method of adoption as permitted under SFAS 123R, which requires that compensation expense be recorded for all nonvested stock options and other stock-based awards as of the beginning of the first quarter of adoption. In accordance with the modified prospective method, no prior period amounts have been restated to reflect the provisions of SFAS 123R.

Prior to the adoption of SFAS 123R, in accordance with the provisions of SFAS 123, we elected to follow APB 25, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for our employee stock-based plans. Under APB 25, if the exercise price of our employee and director stock options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized. However, as required by SFAS 123, the pro forma impact of expensing the fair value of our stock options and employee stock purchase plan was disclosed in the notes to our Consolidated Financial Statements.

In connection with our adoption of SFAS 123R, we refined our valuation assumptions and the methodologies used to derive those assumptions; however, we elected to continue using the Black-Scholes option valuation model. The fair value of stock options granted prior to the adoption of SFAS 123R was calculated using the multiple option approach while the fair value of stock options granted beginning January 1, 2006 was calculated using the single option approach. Concurrent with our adoption of SFAS 123R, we determined that a blend of historical volatility along with implied volatility for traded options on our stock would be a better measure of market conditions and expected volatility. Previously, we used historical stock price volatility as it was the most reliable source of volatility data. We estimate the weighted-average expected life of our stock options based on historical cancellation and exercise data related to our stock options as well as the contractual term and vesting terms of the awards. We record stock-based compensation expense using a graded vesting expense attribution approach for nonvested stock options granted prior to the adoption of SFAS 123R consistent with the expense attribution approach used in our historical SFAS 123 disclosures and using a straight-line expense attribution approach for stock options granted after the adoption of SFAS 123R. We currently believe that the straight-line expense attribution approach better reflects the level of service to be provided over the vesting period of our awards. Stock-based compensation expense related to stock options is recognized net of estimated forfeitures. We estimated forfeitures based on our historical experience. As a result of the adoption of SFAS 123R, we will only recognize a benefit from stock-based compensation in additional paid-in-capital (APIC) if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through the Consolidated Statement of Operations rather than through APIC.

During the year ended December 31, 2006, we recognized stock-based compensation expense of $133.8 million in operating expenses, and we capitalized $2.4 million into inventory. As of December 31, 2006, we had unrecognized stock-based compensation of $273.7 million related to nonvested stock options, which we expect to expense over an estimated weighted-average period of two years.

Senior management has discussed the development, selection and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure presented above relating to them.

Results of Operations

Total Revenues

We had total revenues of $3.03 billion in 2006, $2.03 billion in 2005 and $1.32 billion in 2004. Included in total revenues are product sales, royalty revenue, and contract and other revenue.

Product Sales

Product sales for the last three years consisted of the following (in thousands):

	2006	Change	2005	Change	2004
HIV products:
Truvada	$1,194,292	110%	$567,829	737%	$67,865
Viread	689,356	(11)%	778,783	(1)%	782,915
Atripla	205,729	—	—	—	—
Emtriva	36,393	(23)%	47,486	(18)%	57,600

Total HIV products sales	2,125,770	52%	1,394,098	53%	908,380
Hepsera	230,531	24%	186,532	66%	112,525
AmBisome	223,031	1%	220,753	4%	211,688
Other	8,865	12%	7,916	(18)%	9,631

Total product sales	$2,588,197	43%	$1,809,299	46%	$1,242,224

Total product sales increased by 43% in 2006 compared to 2005, and 46% in 2005 compared to 2004, in each case, primarily due to an increase in the volume of sales of our HIV products. A significant percentage of our product sales continue to be denominated in foreign currencies. We use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. This reduces, but does not eliminate, fluctuations in sales due to changes in foreign currency exchange rates.

HIV Products

Viread, Emtriva, Truvada and Atripla were approved for sale in the United States in October 2001, July 2003, August 2004 and July 2006, respectively. Viread, Emtriva and Truvada were approved for sale in the European Union in February 2002, October 2003 and February 2005, respectively. We are currently seeking approval of Atripla for sale in the European Union.

HIV product sales increased by 52% compared to 2005, and 53% in 2005 compared to 2004, primarily driven by product volume growth. We experienced steady prescription gains for our HIV product portfolio throughout 2006.

During 2006, the average selling prices of our HIV products increased compared to 2005, primarily driven by higher overall selling prices of our HIV products as well as the transition of some patients in the United States from coverage under Medicaid to Medicare Part D, which reduced the amount of Medicaid claims. As a result of this transition, we estimated that assuming all patients dually eligible under Medicaid did in fact transition to Medicare Part D, the benefit to net product sales resulting from a reduction in Medicaid claims was approximately $38 million for 2006.

•	Truvada

Truvada sales increased by 110% in 2006 compared to 2005, primarily driven by strong sales volume growth across the major geographic regions. Truvada sales accounted for 56% and 41% of our total HIV product sales for 2006 and 2005, respectively, reflecting its strong position as the NRTI backbone of choice in the United States, as well as rapid and significant uptake in key European territories during 2006. Truvada sales increased in the United States in 2005, the first full year of Truvada sales, primarily due to patients new to therapy and secondarily, from patients switching from other regimens, including those containing Viread and/or Emtriva.

•	Viread

Viread sales decreased by 11% in 2006 compared to 2005, primarily due to patients switching from a Viread-containing regimen to one containing Truvada in countries where Truvada is available, partially offset by sales volume increases in Latin America. Viread sales in 2005 were relatively consistent with sales levels in 2004, resulting from the continued strong performance of Viread despite the offsetting impact of patients switching from a Viread-containing regimen to one containing Truvada in countries where Truvada is available.

•	Atripla

Atripla sales were $205.7 million in 2006. Since we consolidate 100% of Atripla product sales as we are the primary beneficiary of our joint venture with BMS, these sales included approximately $76 million relating to Sustiva. Atripla was approved for sale in the United States in July 2006 and accounted for 10% of our 2006 HIV product sales since its launch through December 31, 2006.

•	Emtriva

Emtriva sales decreased by 23% in 2006 compared to 2005 and by 18% in 2005 compared to 2004. The decreases in both years were primarily driven by the impact of patients switching from an Emtriva-containing regimen to one containing Truvada and/or Atripla in countries where these products are available.

Hepsera

Hepsera sales increased by 24% in 2006 compared to 2005 and by 66% in 2005 compared to 2004, primarily driven by sales volume growth in both Europe and the United States. Hepsera sales volume also increased with respect to our sales of Hepsera to GlaxoSmithKline Inc. (GSK). We sell Hepsera to GSK at our manufacturing cost in connection with GSK’s distribution activities in Asia. Royalties earned by us on sales of Hepsera by GSK are recorded as royalty revenue.

AmBisome

Sales of AmBisome increased one percent in 2006 compared to 2005, and increased by four percent in 2005 compared to 2004. The increases in both comparative periods were primarily due to increased sales in the United States. AmBisome product sales in the United States relate solely to our sales of AmBisome to Astellas Pharma Inc. (Astellas) which are recorded at our manufacturing cost. Royalties that we earn on sales of AmBisome by Astellas are discussed under “Royalty Revenue” below. In both comparative periods, although AmBisome sales volume increased in the European Union, lower pricing in most regions slightly reduced the related net product sales that we recognized.

In 2007, we expect our total product sales on our marketed products to continue to grow as we continue to expand our sales and marketing efforts.

Royalty Revenue

The following table summarizes the period over period changes in our royalty revenue (in thousands):

	2006	Change	2005	Change	2004
Royalty revenue	$416,526	112%	$196,873	210%	$63,444

Our most significant sources of royalty revenue for 2006, 2005 and 2004 were from sales of Tamiflu by Roche and sales of AmBisome in the United States by Astellas.

Royalty revenue for 2006 was $416.5 million, an increase of 112% compared to 2005, primarily driven by the recognition of Tamiflu royalties from Roche of $364.6 million in 2006. The increase in Tamiflu royalties is due to the higher Tamiflu sales recorded by Roche, including sales related to pandemic planning initiatives worldwide, as well as the elimination of a contractual cost of goods adjustment resulting from the dispute resolution in November 2005 that had historically reduced the amount of Tamiflu royalties recognized by us. We recognize royalties on Tamiflu sales by Roche the quarter following the quarter in which it is sold.

Royalty revenue for 2005 was $196.9 million, an increase of 210% compared to 2004, primarily driven by the amounts received in connection with the dispute resolution discussed below, the recognition of the higher royalties received from Roche for higher Tamiflu sales caused by the significant 2004/2005 flu season, particularly in Japan, as well as the fulfillment of orders for pandemic readiness supplies in certain countries in 2005. In November 2005, we resolved our dispute with Roche relating to our 1996 development and license agreement and agreed to terminate the related arbitration pending between Roche and us. Related to the dispute resolution, Roche also paid us $80.7 million that we recognized as royalty revenue in 2005, which consisted of $18.2 million relating to disputed royalties from 2001 to 2003, $11.8 million relating to the reimbursement of the 2004 contractual cost of goods adjustment that had previously reduced our earned royalties and $50.7 million relating to the updating of royalties payable to us for the first nine months of 2005 based on the 2005 then-current royalty rates instead of the prior year’s effective royalty rate. Royalty revenue earned by us from Roche, including the amounts recognized from the dispute resolution in 2005, were $161.6 million and $44.6 million for 2005 and 2004, respectively.

Royalty revenue earned on sales of AmBisome by Astellas was $12.2 million for 2006, a seven percent decrease from 2005, and was at $13.0 million for each of 2005 and 2004.

Contract and Other Revenue

The following table summarizes the period over period changes in our contract and other revenue (in thousands):

	2006	Change	2005	Change	2004
Contract and other revenue	$21,416	(4)%	$22,228	17%	$18,953

Contract and other revenue was $21.4 million in 2006, a decrease of 4% compared to 2005. In 2006, contract and other revenue consisted primarily of net product distribution service revenue from sales of Flolan, a $5.0 million milestone payment we received from OSI Pharmaceuticals, Inc. (OSI) related to the first commercial sale of Macugen in the European Union, revenue earned from various contract manufacturing projects as well as the amortization of previously deferred milestone revenues. In 2005, contract and other revenue consisted primarily of a $7.0 million milestone payment earned from OSI, related to its first commercial sale of Macugen in the United States in 2005, revenue earned from various contract manufacturing projects as well as the amortization of previously deferred milestone revenues.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales (in thousands) and cost of goods sold (in thousands) and product gross margin:

	2006	Change	2005	Change	2004
Total product sales	$2,588,197	43%	$1,809,299	46%	$1,242,224
Cost of goods sold	$433,320	66%	$260,326	56%	$166,587
Product gross margin	83%		86%		87%

Our product gross margin for 2006 was 83%, compared to 86% for 2005. The lower gross margin was primarily due to the launch of Atripla in the United States, $15.8 million in write-downs of inventory for our Gilead Access Program to its estimated net realizable value, as well as product mix changes as patients continue to switch from Viread, a higher margin product, to Truvada and/or Atripla, partially offset by the lower effective royalty rate resulting from our July 2005 emtricitabine royalty buyout discussed below, lower API costs and the higher average selling prices of our HIV products in the United States.

Atripla product sales decreased our product gross margin, without a corresponding impact to our product gross profit. As the primary beneficiary of our joint venture with BMS, we consolidate 100% of Atripla product sales but only benefit from the product gross margin on the Truvada portion of Atripla. The Sustiva portion of Atripla product sales carries a zero product gross profit since the joint venture purchases Sustiva API from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market.

Our product gross margin for 2005 was 86%, compared to 87% for 2004, primarily due to product mix changes as patients switched from Viread, a higher margin product, to Truvada.

Prior to July 2005, we paid royalties to Emory on worldwide net sales of product containing emtrcitabine. In July 2005, we and Royalty Pharma purchased 65% and 35%, respectively, of the royalty interest owned by Emory in exchange for the elimination of the royalty obligation. As a result of the purchase, we capitalized $341.3 million in prepaid royalties, representing our 65% share of the $525.0 million purchase price. In the third quarter of 2005, we began to amortize this prepaid royalty to cost of goods sold over the remaining life of the underlying patent based on an effective royalty rate derived from our forecasted sales of products containing emtricitabine. We recorded royalties to Royalty Pharma based on actual emtricitabine net sales relative to Royalty Pharma’s 35% ownership interest in the underlying Emory royalty interest.

We expect our product gross margin in 2007 to be lower, driven by the higher mix of Atripla product sales, which include the Sustiva portion at zero product gross profit, partially offset by gross margin improvements driven by lower API costs and the continued benefit associated with our prepaid emtricitabine royalties.

Research and Development Expenses

The following table summarizes the period over period changes in the major components of our R&D expenses over the last three years (in thousands):

	2006	Change	2005	Change	2004
Research	$85,202	52%	$55,918	27%	$43,872
Clinical development	238,270	34%	178,015	21%	146,983
Pharmaceutical development	60,389	38%	43,791	34%	32,697

Total research and development	$383,861	38%	$277,724	24%	$223,552

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by CROs, materials and supplies, licenses and fees and overhead allocations consisting of various support and facilities related costs. Our R&D activities are separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1, 2, 3 and 4 clinical trials. Pharmaceutical development expenses consist of costs for product formulation and chemical analysis.

R&D expenses in 2006 increased by $106.1 million compared to 2005, primarily due to increased compensation and benefits of $73.9 million due largely to higher headcount and which included stock-based compensation expense of $52.2 million from our adoption of SFAS 123R on January 1, 2006, as well as increased contract service and clinical study expenses of $50.1 million relating to clinical, product development and research activities in our HIV and hepatitis programs and our newly-acquired programs in the respiratory and cardiopulmonary areas. These higher expenses were partially offset by lower milestone payments made to Japan Tobacco in 2006 compared to 2005 related to the licensing and development of our lead integrase inhibitor candidate, GS 9137, as well as a $15.0 million payment to Emory in 2005 in connection with the amendment of our license agreement with Emory related to our obligation to develop emtricitabine for the hepatitis B indication. In general, significant collaboration payments, as seen in our payments to Japan Tobacco and Emory, during a period can cause our R&D expenses to fluctuate period over period.

R&D expenses in 2005 increased by $54.2 million compared to 2004, primarily due to the $15.0 million payment made to Emory mentioned above, a $15.0 million payment made to Japan Tobacco related to the execution of our HIV integrase license agreement for GS 9137, increased compensation and benefits of $8.9 million from higher headcount and increased clinical and product development activities associated with our HIV and hepatitis programs. The payments made to Emory and Japan Tobacco were expensed as the underlying technologies were incomplete and had no alternative future use, and in the case of Emory, no significant R&D activities are expected in the next several years.

In 2007, we expect R&D expenses to increase over 2006 levels reflecting increased spending on our internal and collaborative R&D efforts, as well as product licensing activity relating to our expectation that our product candidates will progress into more advanced clinical trials, especially in the respiratory and cardiopulmonary areas.

Selling, General and Administrative Expenses

The following table summarizes the period over period changes in our selling, general and administrative (SG&A) expenses over the last three years (in thousands):

	2006	Change	2005	Change	2004
Selling, general and administrative	$573,660	50%	$381,283	24%	$307,095

SG&A expenses for 2006 increased by $192.4 million compared to 2005. Higher expenses were primarily driven by higher headcount which increased compensation and benefits by $92.0 million including stock-based compensation expense of $70.8 million from our adoption of SFAS 123R on January 1, 2006, increased expenses of $54.3 million in contract services and promotional programs relating to our business growth, business development activities and activities to prepare us for the launch of Atripla and a $7.9 million write-off of certain capital assets related to renovations at our corporate headquarter campus.

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

SG&A expenses for 2005 increased by $74.2 million compared to 2004. The increase was primarily due to an increase in compensation and benefits of $12.8 million due largely to higher headcount, an increase in market research, speaker’s programs and symposia costs of $9.2 million, $8.4 million of severance and relocation expenses associated with the relocation of our European commercial, medical and administrative headquarters from France to the United Kingdom, an increase in medical education costs of $5.6 million, an increase in journal advertising costs of $4.6 million, as well as costs related to a general expansion of our sales and marketing activities worldwide. These increases were partially offset by a decrease in bad debt expense of $5.7 million as a result of higher collections activity in certain European countries.

In 2007, we expect SG&A expenses to increase primarily due to higher costs to be incurred on administrative activities and sales and marketing efforts to support our business growth, as well as on the sales force expansion planned for the anticipated ambrisentan launch in the United States, higher costs related to our ongoing investment in our global commercial organization through additional hiring and promotional programs, as well as incremental operating expenses associated with our acquisitions of Corus and Myogen.

Purchased In-process Research and Development

In connection with our acquisitions of Myogen and Corus, we recorded purchased in-process research and development (IPR&D) expense of $2.06 billion and $335.6 million, respectively, for the year ended December 31, 2006.

The purchased IPR&D expense for Myogen represented the estimated fair value of Myogen’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition. A summary of these research and development programs as of the acquisition date is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Ambrisentan	An orally active, non-sulfonamide, propanoic acid-class, endothelin receptor antagonist (ERA) for the treatment of pulmonary arterial hypertension.	Phase 3 clinical trials were completed prior to the acquisition date. We filed an NDA with the FDA in December 2006. In February 2007, the FDA granted us priority review status for the NDA for marketing approval of ambrisentan, and established a target review date of June 2007.	$1,413.7
Darusentan	An orally active ETA-selective ERA for the treatment of resistant hypertension.	In Phase 3 clinical development as of the acquisition date and the date of this filing.	$644.5

The estimated fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows to present value. We estimated the related future net cash flows using a present value risk-adjusted discount rate of 14%, which is a significant assumption and is based on the estimated internal rate of return for Myogen’s operations and is comparable to the estimated weighted average cost of capital for companies with Myogen’s profile. The projected cash flows from the ambrisentan and darusentan programs were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the development and approval of the related products; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets.

For the purpose of estimating the fair value of the ambrisentan program, we estimated that the program was approximately 78% complete as of the acquisition date, based on estimated time and cost to complete, as Phase 3 clinical trials had been completed. Based on this assumption, we would incur future research and development costs of approximately $35 million to $45 million from the date of acquisition through and including the year when commercialization is expected to occur. Material net cash inflows are estimated to begin in 2009 for ambrisentan, assuming the necessary regulatory approvals would be received and the product would be successfully commercialized by that date.

For the purpose of estimating the fair value of the darusentan program, we estimated that the program was approximately 35% complete as of the acquisition date, based on estimated time and cost to complete, and remaining efforts would include the completion of Phase 3 clinical development as well as preparing for and filing an NDA with the FDA. Based on this assumption, we would incur future research and development costs of approximately $130 million to $140 million from the date of acquisition through and including the year when commercialization is expected to occur. Material net cash inflows are estimated to begin in 2012 for darusentan, assuming the necessary regulatory approvals would be received and the product would be successfully commercialized by that date.

The remaining efforts for completing Myogen’s IPR&D programs primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that either ambrisentan or darusentan, purchased from Myogen, will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired product candidates under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of these product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of the projects will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

The purchased IPR&D expense for Corus represented the estimated fair value of Corus’s incomplete inhaled aztreonam lysine for cystic fibrosis research and development program that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition. A description of this program as of the acquisition date is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Inhaled aztreonam lysine for cystic fibrosis	Aztreonam formulation for inhalation to be used against Gram-negative bacteria that cause lung infections in patients with cystic fibrosis.	In Phase 3 clinical trials as of the acquisition date and the date of this filing.	$335.6

The estimated fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows to present value. We estimated the related future net cash flows using a present value risk-adjusted discount rate of 16%, which is a significant assumption and is based on the estimated internal rate of return for Corus’s operations and is comparable to the estimated weighted-average cost of capital for companies with Corus’s profile. The projected cash flows from the aztreonam lysine for inhalation program were based on key assumptions such as estimates of revenues and operating profits related to the program considering its stage of development; the time and resources needed to complete the development and approval of the related product; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets. Corus’s two other early-stage candidates were not included in the valuation of purchased IPR&D because they were early-stage programs that did not have identifiable revenues and expenses associated with them.

For the purpose of estimating the fair value of the aztreonam program, we estimated that the program was approximately 71% complete as of the acquisition date, based on estimated time and cost to complete, and remaining efforts would include the completion of Phase 3 clinical development as well as preparing for and filing an NDA with the FDA. Based on this assumption, we would incur future research and development costs of approximately $30 million to $35 million from the date of acquisition through and including the year when commercialization is expected to occur. Material net cash inflows are estimated to begin in 2009 for the aztreonam program, assuming the necessary regulatory approvals would be received and the product would be successfully commercialized by that date.

The remaining efforts for completing Corus’s IPR&D program primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that aztreonam lysine for cystic fibrosis, purchased from Corus, will be approved in the United States or countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired product candidate under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of this product candidate if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of the project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

Gain on Warrant

Pursuant to our March 2000 agreement with Eyetech Pharmaceuticals, Inc. (Eyetech), as predecessor to OSI, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share. In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the fair value of the warrant resulting in a gain of $20.6 million. At that time, the fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility rate of 50% and a discount rate of 2.8%. At the end of the first quarter of 2004, we exercised the warrant on a net basis using shares of Eyetech common stock as consideration for the exercise price and subsequently held 646,841 shares of Eyetech common stock. In the second quarter of 2004, we sold all of the Eyetech shares we owned and realized a gain of approximately $2.3 million, which is included in interest and other income, net, in 2004.

Make-Whole Payment on Convertible Debt Redemption

In October 2004, we called for the redemption of all our outstanding 2% convertible senior notes due December 15, 2007. The convertible senior notes were redeemed on November 20, 2004 under a provisional redemption based upon the market price of our common stock exceeding certain thresholds. The aggregate principal amount outstanding of the notes was $345.0 million. The convertible senior notes were redeemable at a redemption price equal to 100% of the principal amount of the notes, plus a cash payment equal to accrued and unpaid interest to the redemption date and a cash make-whole payment equal to $60 per $1,000 principal value of the notes less interest actually paid or accrued and unpaid from the date of issuance of the notes to the redemption date. Interest on the convertible senior notes ceased to accrue on the redemption date, and the only remaining right of the holders thereafter was to receive the redemption payment, including accrued and unpaid interest to the redemption date and the make-whole payment. Alternatively, note holders could elect to convert their notes into shares of our common stock at a price of $23.50 per share, or 42.55 shares of our common stock per $1,000 principal amount of the notes. Holders of substantially all of the outstanding notes converted their notes into shares of our common stock prior to the November 20, 2004 redemption date. As a result of these conversions, 14,676,952 shares of common stock were issued to these note holders. In connection with the redemption, we made aggregate make-whole payments of $7.4 million to note holders as classified within our Consolidated Statement of Operations.

Interest and Other Income, Net

We recorded interest and other income, net, of $134.6 million, $49.2 million and $23.2 million in 2006, 2005 and 2004, respectively. These amounts included the reclassification of net foreign exchange transaction gains or losses discussed above. The increases in 2006 and 2005 were primarily attributable to the higher average cash and investment balances over the prior years. Interest income in 2007 will depend principally upon prevailing interest rates and the level of our cash, cash equivalent and marketable securities balances.

Interest Expense

We incurred interest expense of $20.4 million in 2006, compared to $0.4 million in 2005 and $7.3 million in 2004. In April 2006, we issued $650.0 million principal amount of convertible senior notes due 2011 (2011 Notes) and $650.0 million principal amount of convertible senior notes due 2013 (2013 Notes) (collectively, the Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2011 Notes and the 2013 Notes were issued at par and bear interest rates of 0.50% and 0.625%, respectively. Debt issuance costs of $23.8 million in connection with the issuance of the Notes were recorded in other noncurrent assets and are being amortized to interest expense on a straight-line basis over the contractual terms of the Notes. The increase in interest expense in 2006 over 2005 was primarily due to interest on our term loan which we entered into in December 2005 and the interest on our 2011 and 2013 Notes. The decrease in 2005 interest expense over 2004 was primarily attributable to the conversion of our $345.0 million 2% convertible senior notes into shares of our common stock in November 2004. We expect interest expense in 2007 to decrease as we continue to make payments towards our term loan.

Minority Interest in Joint Venture

The minority interest in joint venture on our Consolidated Financial Statements reflects BMS’s interest in the operating results of our joint venture with BMS in the United States. As the primary beneficiary of the joint venture as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, we consolidate the operations of the joint venture in our Consolidated Financial Statements. The operations of the joint venture commenced in 2005 with activities primarily focusing on the co-formulation of the once-daily single tablet regimen and achieving bioequivalence with the various co-formulations. We achieved bioequivalence on a formulation of the single tablet regimen at the end of 2005, and an NDA was filed in April 2006 for the single tablet regimen. In July 2006, we received approval from FDA for the single tablet regimen in the United States, which has been given the trade name Atripla.

Provision for Income Taxes

Our provision for income taxes was $551.8 million, $347.9 million and $207.1 million in 2006, 2005 and 2004, respectively. Included in our operating income in 2006 were pre-tax charges of $335.6 million and $2.06 billion for purchased IPR&D expenses associated with our Corus and Myogen acquisitions, respectively. The 2006 effective tax rate of (86.5)% differs from the U.S. federal statutory rate of 35% primarily due to our federal tax non-deductible purchased IPR&D expenses and state taxes, offset by tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States.

The 2005 effective tax rate of 29.9% differs from the U.S. federal statutory rate of 35% due generally to state taxes offset by the recognition of previously unbenefitted net operating loss and tax credit carryforwards, certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States, and the one-time benefit for qualifying dividends under the American Jobs Creation Act (AJCA).

On October 22, 2004, the AJCA was signed into law. The AJCA allows for a deduction of 85% of certain qualified foreign earnings that are repatriated, as defined in the AJCA. We elected to apply this provision to qualifying earnings that were repatriated in 2005. The earnings repatriation resulted in a one-time tax provision benefit of approximately $25.1 million which we recognized in 2005.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. Our preliminary determination of the impact of adopting this standard is in the range of $10 million to $20 million, and the actual amount will be recorded as a charge to our accumulated deficit on our Consolidated Balance Sheet upon adoption of FIN 48.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital, and our cash flow activity as of the end of, and for each of, the last three years (in thousands):

	2006	2005	2004
As of December 31:
Cash, cash equivalents and marketable securities	$1,389,566	$2,311,033	$1,250,624
Working capital	1,664,930	2,627,045	1,596,241

Year Ended December 31:
Cash provided by (used in):
Operating activities	1,218,059	705,642	507,964
Investing activities	(1,739,334)	(682,478)	(487,414)
Financing activities	649,261	441,896	78,659

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $1.39 billion at December 31, 2006, a decrease of 40% from December 31, 2005. The decrease of $921.5 million in 2006 was primarily due to:

•	net cash paid of $2.74 billion for the acquisitions of Myogen, Raylo and Corus; and

•	cash of $201.0 million paid toward the principal outstanding under our term loan.

These decreases were partially offset by:

•	net cash provided by operations of $1.22 billion in 2006;

•	net proceeds of $587.6 million from the issuance of the Notes and related transactions in 2006; and

•	proceeds from issuance of stock under employee stock plans of $167.9 million in 2006.

Cash, cash equivalents and marketable securities totaled $2.31 billion at December 31, 2005, an increase of 85% from December 31, 2004. The increase of $1.06 billion in 2005 was primarily due to:

•	net cash provided by operations of $705.6 million in 2005;

•	proceeds from our $300.0 million term loan entered into in 2005; and

•	proceeds from issuance of stock under employee stock plans of $143.3 million in 2005.

These increases were partially offset by capital expenditures of $46.9 million in 2005.

Working Capital

Working capital at December 31, 2006 was $1.66 billion compared to $2.63 billion at December 31, 2005. Significant factors that resulted in the decrease in 2006 working capital were:

•

$1.37 billion decrease in cash, cash equivalents and short-term marketable securities, primarily due to our need to fund significant acquisition activities in 2006, as well as a decrease in our marketable securities portfolio and a decrease resulting from the classification of certain of our marketable securities to long-term securities; and

•

$296.1 million increase in accounts payable primarily due to the launch of Atripla in July 2006 and the related purchases of Sustiva API from BMS at BMS’s approximate market value of Sustiva in order for the joint venture to build inventory levels to supply increasing Atripla demand.

These working capital decreases were partially offset by:

•	$347.2 million increase in inventories primarily due to the increase in Atripla inventory which included Sustiva API at BMS’s approximate market value of Sustiva; and

•

$213.2 million increase in accounts receivable primarily due to increased sales in 2006 and the lower receivables collections in certain European countries where collections traditionally have been slower.

Working capital at December 31, 2005 was $2.63 billion compared to $1.60 billion at December 31, 2004. Significant factors that resulted in an increase in 2005 working capital were:

•	$1.06 billion increase in cash, cash equivalents and marketable securities;

•	$80.9 million increase in inventories to meet growing demand in our HIV products and Hepsera as well as to meet our Gilead Access Program requirements;

•	$44.5 million increase in prepaids and other current assets primarily related to the current portion of our prepaid royalties to Emory for emtricitabine;

•	$31.8 million increase in deferred tax assets; and

•

$24.9 million increase in accounts receivable primarily due to increased sales in 2005, partially offset by higher collection activity especially in certain European countries where collections traditionally have been slower.

These increases were partially offset by:

•	$87.0 million increase in income taxes payable primarily due to higher profitability, partially offset by tax benefits from employee stock plans;

•	$60.0 million increase reflecting the current portion of the $300.0 million term loan that we entered into in December 2005; and

•

$25.4 million increase in other accrued liabilities including increases in accruals related to Medicaid rebates, royalty expenses, sales and marketing expenses, partially offset by a decrease in the liability associated with the fair value of our forward currency contracts as the U.S. dollar strengthened against the Euro.

Cash Provided by Operating Activities

Cash provided by operating activities of $1.22 billion in 2006 was comprised primarily of:

•

$1.19 billion in net loss which was adjusted for non-cash items such as our $2.39 billion purchased IPR&D expense, stock-based compensation expense of $133.8 million and $127.6 million of tax benefits related to employee stock plans, partially offset by $95.3 million of excess tax benefits from stock option exercises; and

•	$286.2 million of net cash outflow related to changes in operating assets and liabilities including:

•	$358.2 million of increased inventories, partially offset by $264.0 million of increased accounts payable, both of which related primarily to increases in Atripla inventory as mentioned above; and

•	$184.4 million of increased accounts receivable due to our product sales growth and lower receivables collections in certain European countries where collections have traditionally been slower.

Cash provided by operating activities of $705.6 million in 2005 was comprised primarily of:

•	$813.9 million of net income which was adjusted for non-cash items such as $168.5 million of tax benefits from employee stock plans; and

•	$253.4 million of net cash outflow related to changes in operating assets and liabilities, which included $341.3 million of prepaid royalties that we made to Emory related to emtricitabine.

Cash provided by operating activities of $508.0 million in 2004 was comprised primarily of:

•

$449.4 million of net income which was adjusted for non-cash items such as $151.6 million of deferred income taxes primarily resulting from the utilization of net operating losses and tax credit carryforwards to offset taxable income.

This was partially offset by $126.3 million of net cash outflow related to changes in operating assets and liabilities, which included $118.8 million increase in accounts receivable primarily resulting from our product sales growth.

Cash Used in Investing Activities

Cash used in investing activities in 2006 primarily related to purchases, sales and maturities of available-for-sale securities, our acquisitions of Myogen, Raylo and Corus, as well as capital expenditures. Cash used in investing activities in 2005 and 2004 primarily related to purchases, sales and maturities of available-for-sale securities.

We used $1.74 billion of cash for investing activities during 2006, compared to $682.5 million during 2005 and $487.4 million in 2004. The increase in cash used in investing activities for 2006 was primarily the result of our acquisitions of Myogen, Raylo and Corus for a total of $2.74 billion. In 2006, net cash of $1.11 billion was provided from the sales, maturities and purchases of available-for-sale securities, compared to net cash used of $634.5 million during 2005 and $436.0 million in 2004. During 2006, we used net cash in investing activities including capital expenditures of $105.2 million and $8.7 million that we invested in non-marketable securities issued by certain of our strategic partners.

Capital expenditures made in 2006, 2005 and 2004 related primarily to expanding certain aspects of our manufacturing capabilities, upgrading our facilities, as well as additional spending on computer and laboratory equipment to accommodate our continued growth. In 2006, capital expenditures also included the purchase of two buildings that we previously leased at our Foster City, California headquarters.

Cash Provided by Financing Activities

In April 2006, we issued $650.0 million principal amount of convertible senior notes due 2011 and $650.0 million principal amount of convertible senior notes due 2013 (collectively, the Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. Part of the net proceeds from the Notes’ issuances of $1.28 billion, after deducting the initial purchasers’ discount and the estimated offering expenses, were used to repurchase $544.9 million of our common stock. Concurrent with the issuance of the Notes, we purchased convertible note hedges in private transactions at a cost of $379.1 million. We also sold warrants to acquire 16.9 million shares of our common stock in private transactions and received net proceeds of $235.5 million. Taken together, the convertible note hedges and warrants are intended to reduce the potential dilution upon future conversions of the Notes by effectively increasing the initial conversion price of the Notes. In total, these transactions generated net proceeds of $587.6 million for us.

Cash provided by financing activities in 2006 was $649.3 million, primarily resulting from the $587.6 million of net proceeds generated from the issuance of our Notes and related transactions mentioned above. In addition, we received proceeds from employee stock option exercises of $167.9 million, as well as $95.3 million of excess tax benefits from stock option exercises. These cash inflows were partially offset by $201.0 million paid towards principal on our term loan during 2006.

Cash provided by financing activities in 2005 primarily related to proceeds from our $300.0 million term loan and $143.3 million from stock option exercises and stock purchases made under our employee stock plans. Cash provided by financing activities in 2004 primarily related to the $78.8 million proceeds from stock option exercises and stock purchases under our employee stock purchase plan.

Other Information

As of December 31, 2006, we had an uncollateralized revolving credit facility of $401.0 million of which there were no outstanding amounts. The capacity of the revolving credit facility will continue to increase to a maximum of $500.0 million commensurate with the repayments of principal under our term loan.

We believe that our existing capital resources, supplemented by cash generated from our operations, will be adequate to satisfy our capital needs for the foreseeable future. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the commercial performance of our current and future products;

•	the progress and scope of our R&D efforts, including preclinical studies and clinical trials;

•	the cost, timing and outcome of regulatory reviews;

•	the expansion of our sales and marketing capabilities;

•	administrative expenses;

•	the possibility of acquiring manufacturing capabilities or additional office facilities;

•	the possibility of acquiring other companies or new products;

•	the establishment of additional collaborative relationships with other companies; and

•	defense costs associated with, settlements of and adverse results of litigation and government investigations.

We may in the future require additional funding, which could be in the form of proceeds from equity or debt financings. If such funding is required, we cannot assure that it will be available to us on favorable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Contractual Obligations

Our contractual obligations consist of debt obligations, capital and operating leases, as well as purchase obligations primarily in the form of capital commitments, purchase obligations for active pharmaceutical ingredients and inventory-related items and clinical trials contracts. The following table summarizes our significant enforceable and legally binding obligations, future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2006 (in thousands):

Contractual Obligations	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Convertible senior notes(1)(6)	$1,300,000	$—	$—	$650,000	$650,000
Term loan(2)(6)	99,000	18,364	27,140	53,496	—
Capital lease obligations(6)	686	383	296	7	—
Operating lease obligations	96,814	20,683	31,817	18,836	25,478
Capital commitments(3)	38,562	37,358	1,204	—	—
Purchase obligations(4)(7)	620,425	248,366	166,359	95,106	110,594
Clinical trials(5)	116,477	58,981	45,841	11,655	—

Total	$2,271,964	$384,135	$272,657	$829,100	$786,072

(1)	At December 31, 2006, we had outstanding principal of $1.30 billion on the Notes that we issued in April 2006.
(2)	At December 31, 2006, we had outstanding principal of $99.0 million on the $300.0 million, five-year term loan that we entered into in December 2005.
(3)	At December 31, 2006, we had firm capital project commitments of approximately $38.6 million primarily relating to the expansion of certain aspects of our manufacturing capabilities and upgrading our facilities.
(4)	At December 31, 2006, we had firm commitments to purchase active pharmaceutical ingredients and inventory-related items. The amounts disclosed only represent minimum purchase requirements. Actual purchases are expected to significantly exceed these amounts.
(5)	At December 31, 2006, we had several clinical studies in various clinical trial phases. Our most significant clinical trial expenditures are to CROs. Although most of our contracts with CROs are cancelable, we generally have not cancelled such contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to existing contracts and anticipated or potential new contracts.
(6)	Excludes interest related payments on convertible senior notes, term loan and capital lease obligations.
(7)	In addition to the above, we have committed to make potential future milestone payments to third-parties as part of licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our consolidated balance sheet and have not been included in the table above.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. Our preliminary determination of the impact of adopting this standard is in the range of $10 million to $20 million, and the actual amount will be recorded as a charge to our accumulated deficit on our Consolidated Balance Sheet upon adoption of FIN 48.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our operations include manufacturing and sales activities in the United States, Canada and Ireland as well as sales activities in countries outside the United States, including Europe and Australia. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Euro, the British pound and the Australian dollar. When the U.S. dollar strengthens against these currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens, the relative amounts of such sales increase. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business.

We enter into foreign exchange forward contracts to mitigate the impact of changes in currency exchange rates on cash flows from our sales denominated in foreign currency, as well as foreign currency-denominated net monetary assets and liabilities.

A significant percentage of our product sales are denominated in foreign currencies. Increases in the value of the U.S. dollar against these foreign currencies in the past have reduced, and may in the future reduce our U.S. dollar return on these sales and negatively impact our financial condition. We use forward contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro currency. In recent years, foreign currency exchange fluctuations have both positively and negatively impacted product sales and gross margin; however, the full impact of the foreign currency fluctuations have been moderated by our hedge program.

The following table summarizes the notional amounts, average currency exchange rates and fair values of our open foreign exchange forward contracts at December 31, 2006. All contracts have maturities of one year or less. Average rates are stated in terms of the amount of foreign currency per U.S. dollar. Fair values represent estimated settlement amounts at December 31, 2006 (notional amounts and fair values in U.S. dollars in thousands):

Currency	Notional Amount	Average Rate	Fair Value
British Pound	$95,153	0.5181	$(1,189)
Euro	980,017	0.7692	(5,902)
Australian Dollar	40,563	1.2821	(54)

Total	$1,115,733		$(7,145)

The total notional amount of $1.12 billion and total fair value of our liability of $7.1 million on our open foreign exchange forward contracts at December 31, 2006 compares with a total notional amount of $732.0 million and a total fair value relating to our asset of $11.3 million on our open foreign exchange forward contracts at December 31, 2005.

Interest Rate Risk

Our portfolio of available-for-sale marketable securities and our fixed and variable-rate liabilities create an exposure to interest rate risk. With respect to our investment portfolio, we adhere to an investment policy that requires us to limit amounts invested in securities based on duration, industry group and investment type and issuer, except for securities issued by the U.S. government. The goals of our investment policy, in order of priority, are as follows:

•	Safety and preservation of principal and diversification of risk;

•	Liquidity of investments sufficient to meet cash flow requirements; and

•	Competitive after-tax rate of return.

The following table summarizes the expected maturities and average interest rates of our interest-generating assets and interest-bearing liabilities at December 31, 2006 (dollars in thousands):

	Years ending December 31,					Thereafter	Total Fair Value at December 31, 2006
	2007	2008	2009	2010	2011
Assets
Available-for-sale debt securities	$511,696	$120,725	$122,289	$101,912	$56,933	$—	$913,555
Average interest rate	4.9%	4.9%	4.8%	4.6%	4.8%	—
Liabilities
Convertible senior notes(1)	$—	$—	$—	$—	$650,000	$650,000	$1,300,000
Average interest rate	—	—	—	—	0.5%	0.6%
Term loan, including current portion(2)	$18,364	$14,957	$12,183	$53,496	$—	$—	$99,000
Average interest rate	5.8%	5.5%	5.5%	5.6%	—	—
Capital lease obligations, including current portion	$383	$220	$76	$7	$—	$—	$686
Average interest rate	8.1%	8.1%	8.2%	9.0%	—	—

(1)	In April 2006, we issued $650.0 million principal amount of convertible senior notes due 2011 (2011 Notes) and $650.0 million principal amount of convertible senior notes due 2013 (2013 Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2011 Notes and 2013 Notes were issued at par and bear interest rates of 0.50% and 0.625%, respectively, and may be converted subject to certain circumstances.
(2)	In December 2005, we entered into a $300.0 million, five-year term loan. The average interest rates are based on implied three-month LIBOR forward rates in the yield curve at December 31, 2006. We have an option to choose borrowing maturity based on a one, two, three or six-month LIBOR. Under the terms of the loan, the minimum principal amount to be repaid at the end of each calendar quarter, beginning March 31, 2006, is five percent of the outstanding amount. Interest is accrued at a rate of LIBOR plus a tiered contractual rate of up to 62.5 basis points. We can prepay the term loan at any time in whole or in part, together with accrued interest on the prepaid principal, without penalty or premium. During the year ended December 31, 2006, $201.0 million of the term loan principal was repaid. Any outstanding interest or principal at December 2010 is payable on demand.

International Credit Risk

Our accounts receivable balance at December 31, 2006 was $609.3 million, compared to $396.1 million at December 31, 2005. The growth in our accounts receivable balances was primarily due to higher product sales of our HIV products in the United States and Europe. In certain countries where payments are typically slow, primarily Greece, Italy, Portugal and Spain, our aggregated accounts receivable balance was significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the credit risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow-paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2006, our past due accounts receivable for Greece, Italy, Portugal and Spain totaled $234.3 million, of which $124.5 million was more than 120 days past due based on contractual terms of the receivables. To date, we have not experienced significant losses with respect to the collection of our accounts receivable, and we believe that substantially all of our accounts receivable balances are collectible. We perform credit evaluations of our customers’ financial condition and generally have not required collateral.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page 72 of this report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2006 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued a report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting as of December 31, 2006. The report on the audit of internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gilead Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gilead Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gilead Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gilead Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and the related financial statement schedule and our report dated February 16, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 16, 2007

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Nominees,” “Board Committees and Meetings”, “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our written Code of Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our website at http://www.investors.gilead.com (under “Corporate Governance”). Changes to or waivers of the Code of Ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Ethics by disclosing such information on the same website.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Non-Employee Directors.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the section of our Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section of our Proxy Statement under the headings “Nominees” and “Certain Relationships and Related Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section of our Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Index list to Consolidated Financial Statements:

(2) Schedule II is included on page 122 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference:

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Asset Purchase Agreement between Registrant and OSI Pharmaceuticals, Inc., dated November 26, 2001

(2)	2.2	Agreement and Plan of Merger, among Registrant, Simbolo Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Triangle Pharmaceuticals, Inc., dated December 3, 2002

(3)	2.3	Agreement and Plan of Merger, among Registrant, Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D., as Chairman of and on behalf of the Stockholder Representative Committee, dated April 12, 2006

*(4)	2.4	Stock Purchase Agreement, among Registrant, Degussa AG, Laporte Nederland BV and Raylo Chemicals Inc., dated June 6, 2006

(5)	2.5	Agreement and Plan of Merger, among Registrant, Mustang Merger Sub, Inc. and Myogen, Inc., dated October 1, 2006

(6)	3.1	Restated Certificate of Incorporation of the Registrant, as amended

(7)	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant

(8)		Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.3	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on December 19, 2006

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(9)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999
(10)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

Exhibit Footnote	Exhibit Number	Description of Document
(11)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(12)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(12)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(12)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

*(13)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(13)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees, revised in September 2006

*(13)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(13)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(14)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through July 27, 2005

*(15)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

*(15),(16)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(17)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(18)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(3)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(19)	10.12	NeXstar Pharmaceuticals, Inc.’s 1993 Incentive Stock Plan, adopted February 8, 1993, as amended

(20)	10.13	NeXstar Pharmaceuticals, Inc.’s 1995 Director Option Plan, adopted July 25, 1995

+(21)	10.17	License and Distribution Agreement between Dainippon Sumitomo Pharma Co., Ltd. (as successor to Sumitomo Pharmaceuticals Co., Ltd.) and Registrant (as successor to NeXstar Pharmaceuticals, Inc.), dated September 26, 1996

+(22)	10.18	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997
(23)	10.19	Amendment, dated April 30, 1998, between Sumitomo Pharmaceuticals Co., Ltd. and Registrant (as successor to NeXstar Pharmaceuticals, Inc.) to the License and Distribution Agreement, dated September 26, 1996, between Sumitomo and Registrant (as successor to NeXstar Pharmaceuticals, Inc.)

*(24)	10.20	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

Exhibit Footnote	Exhibit Number	Description of Document
*(24)	10.21	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(24)	10.22	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(25)	10.23	Licensing Agreement between Gilead World Markets, Limited and Glaxo Group Limited, dated April 26, 2002

(26)	10.24	Triangle Pharmaceuticals, Inc. 1996 Stock Incentive Plan

+(27)	10.25	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(27)	10.26	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(28)	10.27	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

+(29)	10.29	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Ltd., Registrant and Patheon Inc., dated January 1, 2003

+(29)	10.30	Licensing Agreement between Registrant and OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.), dated March 31, 2000 and amended on May 9, 2000, December 4, 2001 and April 12, 2002

(29)	10.31	Amendment No. 1 to Licensing Agreement between Eyetech Pharmaceuticals, Inc. and Registrant, dated May 9, 2000

(29)	10.32	Amendment No. 2 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated December 4, 2001

+(29)	10.33	Amendment No. 3 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated August 30, 2002

+(29)	10.34	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated 26 April 2002 between Glaxo Group Limited and Gilead World Markets Limited

+(30)	10.35	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(31)	10.36	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead World Markets, Ltd. and Pharmachem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(31)	10.37	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(31)	10.38	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(32)	10.39	Term Loan Agreement between Gilead Biopharmaceutics Ireland Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent, dated December 21, 2005

(32)	10.40	Parent Guaranty Agreement by Registrant dated December 21, 2005 in favor of Bank Of America, N.A (in connection with the Term Loan Agreement)

(32)	10.41	Subsidiary Guaranty Agreement by Gilead Vintage Park, LLC (in connection with the Term Loan Agreement), dated December 21, 2005

Exhibit Footnote	Exhibit Number	Description of Document
(32)	10.42	Credit Agreement between Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 21, 2005

(32)	10.43	Subsidiary Guaranty Agreement by Gilead Vintage Park, LLC, dated December 21, 2005 (in connection with the Credit Agreement)

*(33)	10.44	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(33)	10.45	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(33)	10.46	Gilead Sciences, Inc. Corporate Bonus Plan

+(14)	10.47	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(14)	10.48	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(34)	10.49	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(7)	10.50	Gilead Sciences, Inc. Severance Plan, as amended through May 10, 2006

*(7)	10.51	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 10, 2006

*(7)	10.52	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(7)	10.53	Gilead Sciences, Inc. 2005 Deferred Compensation Plan

(4)	10.54	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(4)	10.55	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(4)	10.56	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011.

(4)	10.57	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013.

+(4)	10.58	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(35)	10.59	Corus Pharma, Inc. 2001 Stock Plan

*(35)	10.60	Form of Corus Pharma, Inc. 2001 Stock Plan Stock Option Agreement

*(3)	10.61	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

(3)	10.62	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(3)	10.63	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

*(36)	10.64	2007 Base Salaries for the Named Executive Officers

*	10.65	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(37)	10.66	License Agreement between Myogen, Inc. and Abbott Laboratories, dated June 30, 2003.

Exhibit Footnote	Exhibit Number	Description of Document
+(37)	10.67	License Agreement between Abbott Deutschland Holding GmbH and the Company, dated October 8, 2001.

+(38)	10.68	License Agreement between Myogen and Glaxo Group Limited, dated March 3, 2006.

	21.1	Subsidiaries of Registrant

	23.1	Consent of Independent Registered Public Accounting Firm

	24.1	Power of Attorney. Reference is made to Signature Page

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32	Section 906 Certification

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 4, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 10, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-117480) filed on July 19, 2004, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(19)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

(20)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(21)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.
(22)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(23)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102911) filed on January 31, 2003, and incorporated herein by reference.
(27)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(28)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 27, 2005, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference. S
(35)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-136814) filed on August 22, 2006, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 23, 2006, and incorporated herein by reference.
(37)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(38)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to the Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

GILEAD SCIENCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 Gilead Sciences, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 16, 2007

GILEAD SCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$816,007	$707,913
Short-term marketable securities	120,844	1,603,120
Accounts receivable, net of allowances of $51,000 at December 31, 2006 and $33,234 at December 31, 2005	609,320	396,125
Inventories	564,145	216,903
Deferred tax assets	245,916	84,839
Prepaid expenses	50,111	48,383
Other current assets	22,863	34,925

Total current assets	2,429,206	3,092,208
Property, plant and equipment, net	361,299	242,568
Noncurrent portion of prepaid royalties	317,743	333,582
Noncurrent deferred tax assets	302,539	66,893
Long-term marketable securities	452,715	—
Minority interest in joint venture	—	1,665
Other noncurrent assets	222,479	29,400

Total assets	$4,085,981	$3,766,316

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$367,029	$70,908
Accrued clinical and preclinical expenses	15,693	10,514
Accrued compensation and employee benefits	75,659	59,927
Income taxes payable	26,654	95,739
Other accrued liabilities	242,717	149,516
Deferred revenue	17,777	18,353
Current portion of other long-term obligations	18,747	60,206

Total current liabilities	764,276	465,163
Long-term deferred revenue	61,049	32,725
Convertible senior notes	1,300,000	—
Other long-term obligations	91,847	240,650
Minority interest in joint venture	53,091	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 1,400,000 shares authorized; 461,123 and 459,726 shares issued and outstanding at December 31, 2006 and 2005, respectively	461	460
Additional paid-in capital	2,704,399	2,206,228
Accumulated other comprehensive income	2,221	11,578
Deferred stock compensation	—	(130)
Retained earnings (accumulated deficit)	(891,363)	809,642

Total stockholders’ equity	1,815,718	3,027,778

Total liabilities and stockholders’ equity	$4,085,981	$3,766,316

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues:
Product sales	$2,588,197	$1,809,299	$1,242,224
Royalty revenue	416,526	196,873	63,444
Contract and other revenue	21,416	22,228	18,953

Total revenues	3,026,139	2,028,400	1,324,621
Costs and expenses:
Cost of goods sold	433,320	260,326	166,587
Research and development	383,861	277,724	223,552
Selling, general and administrative	573,660	381,283	307,095
Purchased in-process research and development	2,394,051	—	—

Total costs and expenses	3,784,892	919,333	697,234

Income (loss) from operations	(758,753)	1,109,067	627,387
Gain on warrant	—	—	20,576
Make-whole payment on convertible debt redemption	—	—	(7,438)
Interest and other income, net	134,642	49,172	23,242
Interest expense	(20,362)	(442)	(7,345)
Minority interest in joint venture	6,266	3,995	—

Income (loss) before provision for income taxes	(638,207)	1,161,792	656,422
Provision for income taxes	551,750	347,878	207,051

Net income (loss)	$(1,189,957)	$813,914	$449,371

Net income (loss) per share—basic	$(2.59)	$1.79	$1.04

Shares used in per share calculation—basic	459,106	454,339	432,000

Net income (loss) per share—diluted	$(2.59)	$1.72	$0.99

Shares used in per share calculation—diluted	459,106	474,284	464,246

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2003	426,506	$426	$1,452,990	$4,507	$(1,306)	$(453,643)	$1,002,974
Net income	—	—	—	—	—	449,371	449,371
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(1,580)	—	—	(1,580)
Foreign currency translation adjustment	—	—	—	4,165	—	—	4,165
Unrealized loss on cash flow hedges, net of tax	—	—	—	(25,784)	—	—	(25,784)

Comprehensive income							426,172
Conversion of convertible senior notes, net of debt issuance costs	14,677	15	339,829	—	—	—	339,844
Issuances under employee stock purchase plan	596	1	11,173	—	—	—	11,174
Stock option exercises, net	7,038	7	67,615	—	—	—	67,622
Tax benefits from employee stock plans	—	—	22,012	—	—	—	22,012
Amortization of deferred stock compensation	—	—	(5)	—	767	—	762
Compensatory stock transactions	5	—	312	—	—	—	312

Balance at December 31, 2004	448,822	449	1,893,926	(18,692)	(539)	(4,272)	1,870,872
Net income	—	—	—	—	—	813,914	813,914
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(889)	—	—	(889)
Foreign currency translation adjustment	—	—	—	(1,109)	—	—	(1,109)
Unrealized gain on cash flow hedges, net of tax	—	—	—	32,268	—	—	32,268

Comprehensive income							844,184
Issuances under employee stock purchase plan	472	1	13,502	—	—	—	13,503
Stock option exercises, net	10,426	10	129,770	—	—	—	129,780
Tax benefits from employee stock plans	—	—	168,470	—	—	—	168,470
Amortization of deferred stock compensation	—	—	(56)	—	409	—	353
Compensatory stock transactions	6	—	616	—	—	—	616

Balance at December 31, 2005	459,726	460	2,206,228	11,578	(130)	809,642	3,027,778
Net loss	—	—	—	—	—	(1,189,957)	(1,189,957)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	8,141	—	—	8,141
Foreign currency translation adjustment	—	—	—	3,621	—	—	3,621
Unrealized loss on cash flow hedges, net of tax	—	—	—	(21,119)	—	—	(21,119)

Comprehensive loss							(1,199,314)
Issuances under employee stock purchase plan	484	—	17,504	—	—	—	17,504
Stock option exercises, net	9,248	9	150,378	—	—	—	150,387
Tax benefits from employee stock plans	—	—	127,580	—	—	—	127,580
Reversal of deferred stock compensation	—	—	(130)	—	130	—	—
Compensatory stock transactions	32	—	136,199	—	—	—	136,199
Assumption of stock options in connection with acquisitions	—	—	95,282	—	—	—	95,282
Purchase of convertible note hedges	—	—	(379,145)	—	—	—	(379,145)
Sale of warrants	—	—	235,495	—	—	—	235,495
Deferred tax assets on convertible note hedges	—	—	148,894	—	—	—	148,894
Repurchase of common stock	(8,367)	(8)	(33,886)	—	—	(511,048)	(544,942)

Balance at December 31, 2006	461,123	$461	$2,704,399	$2,221	$—	$(891,363)	$1,815,718

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$(1,189,957)	$813,914	$449,371
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,620	25,285	20,265
Amortization	19,664	10,492	4,143
Purchased in-process research and development	2,394,051	—	—
Stock-based compensation expense	133,826	969	1,074
Excess tax benefits from stock-based compensation	(95,259)	—	—
Tax benefits from employee stock plans	127,580	168,470	22,012
Asset impairment	9,590	—	—
Gain on warrant	—	—	(20,576)
Deferred income taxes	(9,220)	(53,239)	151,568
Write-down of inventory	15,812	—	—
Minority interest in joint venture	(6,266)	(3,995)	—
Other-than temporary loss on marketable securities	6,617	—	—
Other non-cash transactions	9,148	(5,177)	6,411
Changes in operating assets and liabilities:
Accounts receivable, net	(184,370)	13,753	(118,843)
Inventories	(358,184)	(81,923)	(37,889)
Prepaid royalties	—	(341,250)	—
Prepaid expenses and other assets	19,028	(23,728)	(22,178)
Accounts payable	263,965	23,356	11,903
Income taxes payable	(69,085)	87,041	(4,607)
Accrued liabilities	38,698	69,550	20,030
Deferred revenue	3,779	(206)	25,280
Minority interest in joint venture	61,022	2,330	—

Net cash provided by operating activities	1,218,059	705,642	507,964

Investing activities:
Purchases of marketable securities	(2,600,831)	(2,225,980)	(1,464,046)
Proceeds from sales of marketable securities	3,254,059	1,139,437	712,944
Proceeds from maturities of marketable securities	457,470	452,016	315,054
Acquisitions, net of cash acquired	(2,736,172)	—	—
Purchases of non-marketable equity securities	(8,652)	—	—
Capital expenditures and other	(105,208)	(47,951)	(51,366)

Net cash used in investing activities	(1,739,334)	(682,478)	(487,414)

Financing activities:
Proceeds from issuances of common stock	167,891	143,283	78,796
Proceeds from term loan, net of issuance costs	—	298,816	—
Proceeds from issuance of convertible senior notes, net of issuance costs	1,276,242	—	—
Proceeds from sale of warrants	235,495	—	—
Purchase of convertible note hedges	(379,145)	—	—
Repurchase of common stock	(544,942)	—	—
Repayments of long-term debt and other obligations	(201,539)	(203)	(137)
Excess tax benefits from stock-based compensation	95,259	—	—

Net cash provided by financing activities	649,261	441,896	78,659
Effect of exchange rate changes on cash	(19,892)	(38,056)	(13,019)

Net increase in cash and cash equivalents	108,094	427,004	86,190
Cash and cash equivalents at beginning of year	707,913	280,909	194,719

Cash and cash equivalents at end of year	$816,007	$707,913	$280,909

Supplemental disclosure of cash flow information:
Interest paid	$15,710	$108	$13,959
Income taxes paid	$489,660	$151,364	$37,064

Non-cash investing and financing activities
Common stock issued upon conversion of debt	$—	$—	$344,910
Reclassification of Achillion equity investment from other noncurrent assets to marketable securities upon Achillion’s initial public offering	$12,617	$—	$—
Reclassification of deferred debt issuance costs to additional paid-in capital upon conversion of debt	$—	$—	$5,066

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Gilead Sciences, Inc. (Gilead, we or our), incorporated in Delaware on June 22, 1987, is a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life-threatening diseases worldwide. Headquartered in Foster City, California, we have marketing operations in North America, Europe and Australia. To date, we have focused our efforts on bringing to the market novel therapeutics for the treatment of life-threatening infectious diseases. In 2006, we expanded our research, development and commercial focus to include respiratory and cardiopulmonary disease through the acquisition of Myogen, Inc. (Myogen) and Corus Pharma, Inc. (Corus). Currently, we market Truvada (emtricitabine and tenofovir disoproxil fumarate), Viread (tenofovir disoproxil fumarate), Atripla (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg) and Emtriva (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera (adefovir dipivoxil) for the treatment of chronic hepatitis B infection; AmBisome (amphotericin B liposome for injection) for the treatment of fungal infection, Vistide (cidofovir injection) for the treatment of cytomegalovirus (CMV) infection and Flolan (epoprostenol sodium) for the treatment of pulmonary hypertension. F. Hoffman-La Roche Ltd (together with F. Hoffman-La Roche Inc., Roche) markets Tamiflu (oseltamivir phosphate) for the treatment of influenza, under a royalty paying collaborative agreement with us. We manufacture Macugen (pegaptamib sodium for injection) under our manufacturing agreement with OSI Pharmaceuticals, Inc. (OSI), who sells Macugen for the treatment of neovascular age-related macular degeneration, under a royalty paying collaborative agreement with us.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Gilead, its wholly owned subsidiaries and our joint venture with Bristol-Myers Squibb Company (BMS), for which we are the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). We record a minority interest in our Consolidated Financial Statements to reflect BMS’s interest in the joint venture. Significant intercompany transactions have been eliminated.

Certain prior year amounts have been reclassified to be consistent with the current year presentation. On January 1, 2006, we began reporting net foreign exchange transaction gains or losses as well as fair value changes on derivative instruments not designated as hedges in interest and other income, net, in our Consolidated Statements of Operations. The amounts of $2.0 million and $4.3 million for the years ended December 31, 2005 and 2004, respectively, which were previously reported as selling, general and administrative (SG&A) expenses, were reclassified to conform to the current year presentation. Additionally, in 2006, we began classifying interest receivable related to our marketable securities in other current assets in our Consolidated Balance Sheets. This reclassification had the effect of increasing other current assets and decreasing marketable securities by $12.9 million as of December 31, 2005. On our Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, this reclassification had the effect of decreasing net cash used in investing activities and decreasing net cash provided by operating activities by $9.4 million and $3.4 million, respectively. This reclassification did not affect our Consolidated Statements of Operations.

As a result of our issuance of convertible senior notes and related transactions in April 2006 (see Note 13), our cash, cash equivalents and marketable securities increased significantly. When the net proceeds from these transactions were considered together with our existing cash, cash equivalents, marketable securities, credit facility (see Note 13), and our anticipated significant cash outflows, our ability to hold our long-term marketable

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

securities until their respective maturities was significantly enhanced. Accordingly, during the quarter ended June 30, 2006, we began prospectively classifying our marketable securities portfolio as short-term or long-term based on their contractual maturities.

Significant Accounting Policies, Estimates and Judgments

The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, prepaid royalties, clinical trial accruals, our tax provision and stock-based compensation. We base our estimates on historical experience and on various other market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Revenue Recognition

Product Sales

We recognize revenue from product sales when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. Upon recognition of revenue from product sales, provisions are made for government rebates, customer incentives such as cash discounts for prompt payment, certain distributor fees and estimated future returns of products that may expire, as appropriate.

Items Deducted from Gross Product Sales

Government Rebates

We estimate amounts payable by us to government-managed Medicaid programs as well as to certain other qualifying federal and state government programs based on contractual terms, historical utilization rates, any new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and channel inventory data as obtained from our major U.S. wholesalers in accordance with our inventory management agreements. Government rebates that are invoiced directly to us are recorded in other accrued liabilities in our Consolidated Balance Sheets. For qualified programs that can purchase our products through wholesalers at a lower contractual government price, the wholesalers charge back to us the difference between their acquisition cost and the lower price, which we record as allowances against accounts receivable.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

Royalty Revenue

Royalty revenue from sales of AmBisome is recognized in the month following the month in which the corresponding sales occur. Royalty revenue from sales of our other products is recognized when received, which is in the quarter following the quarter in which the corresponding sales occur.

Contract and Other Revenue

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

Revenue from non-refundable up-front license fees and milestone payments where we continue to have involvement, such as through a development collaboration or an obligation to supply product, is recognized as performance occurs and our obligations are completed. In accordance with the specific terms of Gilead’s obligations under these types of arrangements, revenue is recognized as the obligation is fulfilled or ratably over the development or manufacturing period. Revenue associated with substantive at-risk milestones is recognized based upon the achievement of the milestones as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue on our Consolidated Balance Sheets.

Contract and other revenue includes revenue from product distribution services, net, which is recognized when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable, and collectibility is reasonably assured. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record product distribution services revenue, net of the supply price paid to the manufacturer/licensor, distribution fees paid to specialty pharmacies and allowances for product returns, cash discounts and government rebates, in contract and other revenue in our Consolidated Statements of Operations.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of goods sold in our Consolidated Statements of Operations.

Research and Development Expenses

Major components of R&D expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by clinical research organizations (CROs), materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities related costs. Our R&D activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1, 2, 3 and 4 clinical trials. Pharmaceutical development costs consist of expenses incurred from product formulation and chemical analysis.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

We charge R&D costs, including clinical study costs, to expense when incurred, consistent with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs. These costs are a significant component of R&D expenses. Most of our clinical studies are performed by third-party CROs. We accrue costs for clinical studies performed by CROs on a straight-line basis over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort and costs actually incurred by the CRO. We monitor levels of performance under each significant contract including the extent of patient enrollment and other activities through communications with our CROs, and we adjust our estimates, if required, on a quarterly basis so that our expenses reflect the actual effort expended by each CRO.

All of our material CRO contracts are terminable by us upon written notice and we are generally only liable for actual effort expended by the CRO at any point in time during the contract, regardless of payment status. Amounts paid in advance of services being performed will be refunded if a contract is terminated. Some contracts include additional termination payments that become due and payable only if we terminate the contract. Such additional termination payments are only recorded if a contract is terminated.

Advertising Expenses

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $67.3 million in 2006, $50.5 million in 2005 and $35.6 million in 2004.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted-average number of shares of common stock and other dilutive securities outstanding during the period. Potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents, the assumed conversion of our convertible senior notes due in 2011 (2011 Notes) and our convertible senior notes due in 2013 (2013 Notes) (collectively, the Notes) and the assumed exercise of the warrants relating to the Notes are determined under the treasury stock method.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share (in thousands):

	Year ended December 31,
	2006	2005	2004
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$(1,189,957)	$813,914	$449,371
Interest expense and make-whole payment on convertible notes redemption	—	—	9,160

Net income (loss) used in calculation of diluted earnings (loss) per share	$(1,189,957)	$813,914	$458,531

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	459,106	454,339	432,000
Effect of dilutive securities:
Stock options and equivalents	—	19,945	19,341
2% convertible senior notes	—	—	12,905

Weighted-average common shares outstanding used in calculation of diluted earnings (loss) per share	459,106	474,284	464,246

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Stock options to purchase approximately 0.8 million and 1.8 million weighted-average shares of common stock were also outstanding during the years ended December 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Due to our net loss for 2006, approximately 19.2 million weighted-average number of outstanding stock options and common stock equivalents were not included in the computation of diluted net loss per share because their inclusion would have been antidilutive. In addition, due to the inclusion of the restrictions on conversion under our Notes, our diluted earnings (loss) per share computation will not give effect to the dilution from the conversion of the Notes until the share price of our common stock exceeds $77.50 and $76.20 for the 2011 Notes and 2013 Notes, respectively.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which requires that all share-based payments to employees and directors, including grants of stock options, be recognized in the Consolidated Statement of Operations based on their fair values, beginning with the first quarterly period of the first fiscal year beginning on or after June 15, 2005, with early adoption permitted. SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported in the statement of cash flows as a financing cash flow, rather than as an operating cash flow. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows.

On January 1, 2006, we adopted the provisions of SFAS 123R which requires that the fair value of all share-based payments to employees and directors, including grants of stock options, be recognized in our Consolidated Statements of Operations. We applied the modified prospective method, one of the adoption methods permitted under SFAS 123R, which requires that compensation expense be recorded for the vesting of all nonvested stock options and other stock-based awards at the beginning of the first quarter of adoption of SFAS 123R. In accordance with the modified prospective method, no prior period amounts have been restated to reflect our adoption of SFAS 123R. In addition, we have calculated our pool of excess tax benefits available within additional paid-in capital (APIC) in accordance with the provisions SFAS 123R.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Pro Forma Information Under SFAS 123

Prior to the adoption of SFAS 123R, in accordance with the provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we elected to follow APB 25, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for our employee stock-based plans. Under APB 25, if the exercise price of our employee and director stock options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized in our Consolidated Statements of Operations.

The table below presents net income and basic and diluted net income per share as if compensation cost for our stock option plans and ESPP had been determined based on the estimated fair value of awards under those plans on the grant or purchase date in accordance with SFAS 123 (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004
Net income—as reported	$813,914	$449,371
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	215	465
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(77,292)	(80,843)

Net income used in calculation of basic-pro forma earnings per share	736,837	368,993
Interest expense and make-whole payment on convertible debt redemption	—	9,160

Net income used in calculation of diluted-pro forma earnings per share	$736,837	$378,153

Net income per share:
Basic—as reported	$1.79	$1.04

Basic—pro forma	$1.62	$0.85

Diluted—as reported	$1.72	$0.99

Diluted—pro forma	$1.56	$0.81

Cash and Cash Equivalents

We consider highly liquid investments with insignificant interest rate risk and an original maturity of three months or less on the purchase date to be cash equivalents. We may enter into overnight repurchase agreements (repos) under which we purchase securities with an obligation to resell them the following day. Securities purchased under agreements to resell are recorded at face value and reported as cash and cash equivalents. Under our investment policy, we may enter into repos with major banks and authorized dealers provided that such repos are collateralized by U.S. government securities with a fair value of at least 102% of the fair value of securities sold to Gilead. Other eligible instruments under our investment policy that are included in cash equivalents include commercial paper, money market funds and other bank obligations.

Marketable and Nonmarketable Securities

We determine the appropriate classification of our marketable securities, which consist primarily of debt securities and which include auction rate securities and variable rate demand obligations, at the time of purchase and reevaluate such designation at each balance sheet date. All of our marketable securities are considered as available-for-sale and carried at estimated fair values and reported in either cash equivalents, short-term

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

marketable securities or long-term marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders’ equity. Interest and other income, net, includes interest, dividends, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, as well as the severity and duration of the unrealized losses. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of such decline.

As a result of entering into collaborations, from time to time, we may hold investments in non-public companies. We record these nonmarketable securities at cost in other noncurrent assets, less any amounts for other-than-temporary impairment. We regularly review our investments for indicators of impairment. Investments in nonmarketable securities are not material for the periods presented.

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

We are also subject to credit risk from our accounts receivable related to product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. In certain countries where payments are typically slow, primarily Greece, Italy, Portugal and Spain, our aggregated accounts receivable balances are significant. In most cases, slow payment practices in these countries reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2006, our past due accounts receivable for Greece, Italy, Portugal and Spain totaled $234.3 million, of which $124.5 million was more than 120 days past due based on the contractual terms of the receivables. At December 31, 2005, our past due accounts receivable for the same countries totaled $156.9 million, of which $81.0 million was more than 120 days past due based on the contractual terms of the receivables. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and believe that all of our past due accounts receivable, net of allowances, as reflected in our Consolidated Balance Sheet, are collectible. We perform credit evaluations of our customers’ financial condition and generally have not required collateral.

Certain of the raw materials that we utilize in our operations are obtained through one supplier. Many of the raw materials that we utilize in our operations are made at only one facility. Since the suppliers of key components and raw materials must be named in the new drug application (NDA) filed with the U.S. Food and Drug Administration (FDA) for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship Truvada, Viread, Atripla, Emtriva, Hepsera, AmBisome or Vistide, or to supply any of our drug candidates for clinical trials.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Accounts Receivable

Trade accounts receivable are recorded net of allowances for government chargebacks, cash discounts for prompt payment, doubtful accounts, and sales returns. Estimates for government chargebacks, cash discounts and sales returns are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs. Estimates for our allowance for doubtful accounts is determined based on existing contractual obligations, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Historically, the amounts of uncollectible accounts receivable that have been written off have been insignificant and consistent with management’s expectations.

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

Prepaid Royalties

Prepaid royalties are capitalized at cost based on the present value of the future royalty obligation that we would expect to pay to the licensor on expected levels of product sales incorporating the related technology. We review quarterly our expected future sales levels of our products and any indicators that might require a write-down in the net recoverable value of our assets or a change in the estimated life of the prepaid royalty. We amortize our prepaid royalties to cost of goods sold over the remaining life of the underlying patent based on an effective royalty rate derived from forecasted future product sales incorporating the related technology. We review our effective royalty rate at least annually and prospectively adjust the effective rate based on any significant new facts or circumstances that may arise from our review.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Land is not depreciated. Repairs and maintenance costs are expensed as incurred. Estimated useful lives in years are as follows:

Description	Estimated Useful Life
Buildings and improvements	20
Laboratory and manufacturing equipment	4-10
Office and computer equipment	3-6
Leasehold improvements	Shorter of useful life or lease term

Office and computer equipment includes capitalized computer software. All of our capitalized software is purchased; we have no internally developed computer software. Leasehold improvements and capitalized leased equipment are amortized over the shorter of the lease term or the asset’s useful life. Amortization of capitalized leased equipment is included in depreciation expense. Capitalized interest, if any, on construction in-progress is included in property, plant and equipment. Interest of $0.5 million was capitalized in 2006 and no significant interest was capitalized in 2005 or 2004.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is not amortized but is required to be tested annually for impairment. We will test goodwill for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount, in accordance with SFAS 142.

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

Foreign Currency Translation, Transactions and Contracts

Adjustments resulting from translating the financial statements of our foreign subsidiaries into U.S. dollars are excluded from the determination of net income (loss) and are accumulated in a separate component of stockholders’ equity. Net foreign exchange transaction gains or losses are included in interest and other income, net, in our Consolidated Statements of Operations. Such realized gains (losses) totaled $17.3 million, $2.0 million and $(4.3) million in 2006, 2005 and 2004, respectively.

We hedge certain of our foreign currency exposures related to outstanding trade accounts receivable and forecasted product sales with foreign exchange forward contracts. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged. Our exposure to credit risk from these contracts is a function of changes in interest and currency exchange rates and, therefore, varies over time. We limit the risk that counterparties to these contracts may be unable to perform by transacting only with major banks. We also limit risk of loss by entering into contracts that provide for net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized and unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

default. We do not enter into speculative foreign currency transactions. We presently do not hedge our net investment in any of our foreign subsidiaries. In accounting for hedges of net monetary assets or liabilities, we record the changes in the fair value in interest and other income, net, as these derivative instruments are not designated as hedges under SFAS Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities, (collectively referred to as SFAS 133).

We selectively hedge anticipated currency exposures by purchasing forward contracts to hedge anticipated product sales over the next year or less, which are designated as cash flow hedges under SFAS 133. The unrealized gains and losses on the underlying forward contracts are recorded in other comprehensive income (loss) and recognized in earnings when the forecasted transaction occurs. At December 31, 2006 and December 31, 2005, we have net unrealized gains (losses) of $(15.4) million and $5.7 million, respectively, on our open foreign exchange forward contracts. Gains (losses) on cash flow hedges recorded in product sales increased (decreased) product sales by $(15.6) million, $0.6 million and $(2.5) million in 2006, 2005 and 2004, respectively.

We had notional amounts on forward exchange contracts outstanding of $1.12 billion at December 31, 2006 and $732.0 million at December 31, 2005. We had an asset (liability) fair value of $(7.1) million and $11.3 million at December 31, 2006 and 2005, respectively. All contracts have maturities of one year or less. See Note 2 for a further discussion of derivative financial instruments.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, certain other noncurrent assets, forward foreign exchange contracts, accounts payable, long-term debt and other long-term obligations. Cash and cash equivalents, marketable securities (see Note 7) and forward foreign exchange contracts that hedge accounts receivable (see above and Note 2) are reported at their respective fair values on the balance sheet. Forward foreign exchange contracts that hedge forecasted sales are recorded at fair value, net of the related deferred gain or loss, resulting in a reported net balance of zero. We believe the remaining financial instruments are reported on our Consolidated Balance Sheets at amounts that approximate current fair values.

Income Taxes

Our income tax provision is computed under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income tax. Some of these estimates are based on interpretations of existing tax laws or regulations. We believe that our estimates are reasonable and that our reserves for income tax-related uncertainties are adequate. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, our adoption of SFAS 123R relating to the accounting for stock options and other share-based compensation, changes in tax laws and rates, mergers and acquisitions, future levels of research and development spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and finalization of federal and state income tax audits.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Recent Accounting Pronouncement

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. Our preliminary determination of the impact of adopting this standard is in the range of $10 million to $20 million, and the actual amount will be recorded as a charge to our accumulated deficit on our Consolidated Balance Sheet upon adoption of FIN 48.

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

We enter into foreign currency forward contracts, all with maturities of 12 months or less, to hedge future cash flows related to forecasted product sales in foreign denominated currencies. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. Hedges related to forecasted foreign currency product sales designated and documented at the inception of the respective hedge are designated as cash flow hedges and evaluated for effectiveness monthly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the estimated change in the fair value of the underlying hedged item. The effective component of the hedge is recorded in accumulated other comprehensive income (see Note 17). Substantially all values reported in accumulated other comprehensive income at December 31, 2006 will be reclassified to earnings within 12 months. Any residual changes in fair value of the instruments (including those resulting from cancellation or de-designation of hedge contracts) or other ineffectiveness are recognized immediately in interest and other income, net. The impact of ineffectiveness during 2006, 2005 and 2004 was not significant to our Consolidated Statements of Operations.

During 2006, 2005 and 2004, gains (losses) of $1.7 million, $2.7 million and $(6.8) million on hedging contracts were recognized in our Consolidated Statements of Operations, respectively, and are included in cash provided by operating activities on our Consolidated Statements of Cash Flows.

As a result of entering into a collaboration arrangement, we held warrants to purchase stock in a non-public company, which completed its initial public offering in January 2004 (see Notes 6 and 12). These warrants were exercised at the end of the first quarter of 2004.

3.	ACQUISITIONS

Myogen, Inc.

On November 17, 2006, we completed the acquisition of all of the outstanding shares of common stock of Myogen via a cash tender offer, under the terms of an agreement and plan of merger entered into on October 1, 2006 (Merger Agreement). Myogen was a publicly-held biopharmaceutical company based in Westminster,

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Colorado that focused on the discovery, development and commercialization of small molecule therapeutics for the treatment of cardiovascular disorders. Myogen had two product candidates in late-stage clinical development: ambrisentan for the treatment of patients with pulmonary arterial hypertension and darusentan for the treatment of patients with resistant hypertension. We believe the acquisition will provide us with an opportunity to expand into the respiratory and cardiopulmonary therapeutic area, as initially established through our acquisition of Corus in August 2006.

The Myogen acquisition has been accounted for as a business combination in accordance with SFAS No. 141, Business Combinations (SFAS 141). The results of operations of Myogen since November 17, 2006 have been included in our Consolidated Statement of Operations and primarily consist of R&D and SG&A expenses.

The aggregate purchase price for all of Myogen’s common stock was $2.44 billion, and consisted of cash paid at or prior to closing of $2.34 billion, the fair value of vested stock options assumed of $85.5 million, estimated direct transaction costs of $13.1 million, which consist primarily of investment banking fees, and employee-related severance costs of $4.0 million. Employee-related severance costs are included as part of the purchase price, as we established a workforce reduction plan as part of the acquisition transaction in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3).

In accordance with the merger agreement that we entered into with Myogen, the conversion value of each stock option assumed was determined based on the exercise price of each option to purchase shares of common stock of Myogen and the average closing price of our common stock for the five consecutive trading days immediately preceding (but not including) the tender offer acceptance date of November 14, 2006, which was $68.04 per share. The estimated fair value of stock options assumed was determined using an average price of $68.04 per share, which approximated the price that would have resulted from averaging the closing price of our common stock from two trading days before to two trading days after the acceptance date in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The fair value of stock options assumed was calculated using a Black-Scholes valuation model with the following assumptions: expected life ranging from 1.2 to 3.7 years, risk-free interest rate ranging from 4.7% to 5.0%, expected volatility ranging from 30.4% to 35.5% and no dividend yield. The fair value of the as-converted Gilead stock options did not exceed the fair value of the Myogen stock options immediately prior to the exchange.

Approximately 1.4 million of the 2.9 million as-converted shares subject to outstanding Myogen stock options were fully vested. The estimated fair value of vested options of $85.5 million was included in the purchase price. The estimated fair value of the unvested options of $59.5 million was not included in the purchase price and will be recognized as compensation expense over the remaining future vesting period of the options.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The following table summarizes the preliminary purchase price allocation at November 17, 2006 (in thousands):

Cash and cash equivalents	$84,385
Short-term marketable securities	63,268
Accounts receivable, net	8,876
Prepaid expenses	7,114
Other assets	5,941
Accounts payable	(30,177)
Deferred revenue	(23,970)
Other liabilities	(5,443)

Net tangible assets	109,994
Deferred tax assets	167,439
Purchased in-process research and development	2,058,500
Goodwill	107,881

Total purchase price	$2,443,814

The $24.0 million of deferred revenue reflects the fair value of deferred revenue for which we have legal performance obligations, in accordance with EITF Issue No. 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree. The $167.4 million of deferred tax assets is primarily related to federal net operating loss and tax credit carryforwards and certain state amortizations. We have concluded that, based on the standard set forth in SFAS 109, it is more likely than not that we will realize the benefits from these deferred tax assets. Because we have elected to treat the Myogen acquisition as an asset acquisition for California state tax purposes, the purchased in-process research and development (IPR&D) and goodwill resulting from the acquisition are deductible for California state income tax purposes, although such amounts are not deductible for federal income tax purposes. This purchase price allocation is preliminary and has not been finalized in that we are continuing to review the amount of federal net operating loss carryforwards available to us and assessing the tax deductibility of certain acquisition-related transaction costs in accordance with SFAS 141 and EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. Material changes, if any, to the preliminary allocation summarized above, will be reported once the related uncertainties are resolved.

The estimated fair value of purchased IPR&D of $2.06 billion was determined by our management. Management considered a number of factors in determining the value of the IPR&D, including the results of an independent valuation performed by a third-party valuation specialist. The purchased IPR&D represents Myogen’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future uses as of the acquisition date and, therefore, was expensed upon acquisition within our Consolidated Statements of Operations. A summary of these IPR&D programs as of the acquisition date is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Ambrisentan	An orally active, non-sulfonamide, propanoic acid-class, endothelin receptor antagonist (ERA) for the treatment of pulmonary arterial hypertension.	Phase 3 clinical trials were completed prior to the acquisition date. We filed an NDA with the FDA in December 2006. In February 2007, the FDA granted us priority review status for the NDA for marketing approval of ambrisentan, and established a target review date of June 2007.	$1,413.7

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Darusentan	An orally active ETA-selective ERA for the treatment of resistant hypertension.	In Phase 3 clinical development as of the acquisition date and the date of this filing.	$644.5

The estimated fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows to present value. We estimated the related future net cash flows using a present value risk-adjusted discount rate of 14%, which is a significant assumption and is based on the estimated internal rate of return for Myogen’s operations and is comparable to the estimated weighted average cost of capital for companies with Myogen’s profile. The projected cash flows from the ambrisentan and darusentan programs were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the development and approval of the related product candidates; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets.

The remaining efforts for completion of Myogen’s IPR&D projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that either ambrisentan or darusentan, purchased from Myogen, will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired product candidates under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of these product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of the projects will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

The excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed is $107.9 million, which represents the goodwill amount resulting from the Myogen acquisition. We recorded the goodwill as a noncurrent asset in our Consolidated Balance Sheet as of the acquisition date. In accordance with SFAS 142, we will test goodwill for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

The following unaudited pro forma information presents the results of operations of Gilead and Myogen for the years ended December 31, 2006 and 2005 as if the acquisition of Myogen had been completed on January 1, 2006 and 2005, respectively. The unaudited pro forma results include the nonrecurring charge for purchased

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

IPR&D in each period presented, which resulted directly from the transaction. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of Gilead and Myogen. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The unaudited pro forma results of operations are as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005
Total revenues	$3,040,110	$2,035,363
Net loss	$(1,288,506)	$(1,328,287)
Net loss per share—basic and diluted	$(2.81)	$(2.92)

Raylo Chemicals Inc.

On November 3, 2006, we completed the acquisition of all of the outstanding shares of common stock of Raylo Chemicals Inc. (Raylo), a wholly-owned subsidiary of Germany-based specialty chemicals company Degussa AG. Located in Edmonton, Canada, Raylo’s operations encompass custom manufacturing of active pharmaceutical ingredient (API) and advanced intermediates for the pharmaceutical and biopharmaceutical industries. We intend to utilize the Raylo site for process research and scale-up of our clinical development candidates, the manufacture of our API for both investigational and commercial products and for our chemical development activities to improve existing commercial manufacturing processes.

The Raylo acquisition has been accounted for as a business combination in accordance with SFAS 141. The results of operations of Raylo since November 3, 2006 have been included in our Consolidated Statement of Operations and primarily consist of contract revenue, cost of goods sold and clinical API expense.

The aggregate purchase price for all of Raylo’s common stock was $133.3 million, and consisted of cash paid at or prior to closing of $132.4 million, estimated direct transaction costs of $0.8 million and employee-related severance costs of $0.1 million. Employee-related severance costs are included as part of the purchase price, as we established a workforce reduction plan as part of the acquisition transaction in accordance with EITF 95-3. These costs have been fully paid as of December 31, 2006.

The following table summarizes the purchase price allocation at November 3, 2006 (in thousands):

Net tangible assets	$67,328
GMP qualification intangible asset	8,500
Goodwill	57,518

Total purchase price	$133,346

The $67.3 million of net tangible assets includes $8.2 million of cash, $48.3 million of property, plant and equipment and $12.8 million of other tangible assets, less assumed liabilities of $2.0 million. The estimated fair value of $8.5 million associated with the good manufacturing practices (GMP) qualification of Raylo’s facilities was determined by our management based in part on the results of an independent valuation performed by a

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

third-party valuation specialist. This value was recorded as an intangible asset to be amortized on a straight-line basis over three years, which is the estimated useful life of the asset determined by management based on the amount of time over which we would derive benefit before making substantial upgrades or revisions to the acquired manufacturing practices. As of December 31, 2006, the accumulated amortization on this asset was $0.3 million, which also represents the amortization expense recognized from the date of the acquisition through December 31, 2006. The estimated aggregate amortization expense to be recognized in future years is approximately $2.8 million for both 2007 and 2008, and $2.5 million for 2009.

The excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed is $57.5 million, which represents the goodwill amount resulting from the Raylo acquisition. We recorded the goodwill as a noncurrent asset in our Consolidated Balance Sheet as of the acquisition date. In accordance with SFAS 142, we will test goodwill for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount. Because we have elected to treat the Raylo acquisition as an asset acquisition for federal and California state tax purposes, the goodwill resulting from the acquisition is deductible for both federal and California state income tax purposes.

Prior to the acquisition, Raylo was one of our long-standing contract manufacturers. We have determined, in accordance with EITF Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, that there was no settlement of the preexisting relationship as part of the business combination and that no value needed to be assigned to the preexisting relationship in the purchase price allocation summarized above. Raylo’s assets as of the acquisition date included $2.0 million of trade receivables from us, which were eliminated in our Consolidated Financial Statements upon completion of the acquisition.

We do not consider the Raylo acquisition to be a material business combination under SFAS 141 and therefore have not disclosed the pro forma results of operations as required by SFAS 141 for material business combinations.

Corus Pharma, Inc.

On August 11, 2006, we completed the acquisition of Corus, a privately-held biopharmaceutical company based in Seattle, Washington. Corus was a development stage company that focused on the development and commercialization of novel drugs for respiratory and infectious diseases. Corus had one lead product candidate in late-stage clinical trials and two early-stage product candidates. This acquisition provides us with an opportunity to expand into the respiratory therapeutic area and augments our pipeline.

The Corus acquisition has been accounted for as an acquisition of assets rather than as a business combination in accordance with the criteria outlined in EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business and SFAS 141. Corus was considered a development stage company because it had not commenced its planned principal operations. Additionally, it lacked all the necessary elements of a business, including not having a completed product and, therefore, no ability to access customers. The results of operations of Corus since August 11, 2006 have been included in our Consolidated Statement of Operations and primarily consist of R&D expenses and to a lesser extent, SG&A expenses.

In April 2006, we purchased $25.0 million of Corus’s series C preferred stock, which represented approximately 15% of Corus’s voting equity interests at the time. In conjunction with the purchase of Series C

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

preferred stock, we also entered into the agreement and plan of merger under which we had an option to acquire by merger the remaining outstanding shares of Corus. In July 2006, we announced that we had agreed to exercise this option and concurrently entered into an agreement with Novartis Vaccines and Diagnostics, Inc. (Novartis) whereby Novartis agreed to dismiss its litigation against Corus for a payment to be made by us to Novartis. Since the claims made by Novartis directly implicated Corus’s right to develop and commercialize its products, settling with Novartis was deemed appropriate to allow completion of the acquisition and to ensure claims by Novartis could not impede our ability to further develop and commercialize Corus product candidates. Without a settlement, the results of the ongoing trial at the time of settlement would have been uncertain for a sustained period following the closing due to legal appeals and other potential proceedings. Upon completion of the acquisition, we included our investment in Corus’s series C preferred stock and the payment to Novartis as part of the acquisition purchase price.

The aggregate purchase price for all of the acquired shares and assets was $415.5 million, and consisted of cash paid at or prior to closing of $363.6 million, the fair value of vested stock options assumed of $7.4 million, estimated direct transaction costs of $4.0 million and employee-related severance costs of $4.0 million. In addition, a holdback amount of $36.5 million is payable to Corus shareholders by us in the future, except to the extent utilized to pay claims made by us within one year after the closing of the merger. We assessed that it is probable that we will pay out this holdback amount. Therefore, we recorded this amount in other accrued liabilities on our Consolidated Balance Sheet as of the acquisition date. Employee-related severance costs are included as part of the purchase price, as we established a workforce reduction plan as part of the acquisition transaction.

The following table summarizes the purchase price allocation at August 11, 2006 (in thousands):

Net tangible assets	$7,191
Assembled workforce	1,597
Net deferred tax assets	71,170
Purchased in-process research and development	335,551

$415,509

The $7.2 million of net tangible assets includes $8.5 million of cash, $4.3 million of investments and $4.9 million of other tangible assets, less assumed liabilities of $10.5 million. The $1.6 million value assigned to the assembled workforce is being amortized over three years, which is the estimated useful life of the asset. The $71.2 million of net deferred tax assets is primarily related to federal net operating loss and tax credit carryforwards and certain state amortizations. We have concluded that, based on the standard set forth in SFAS 109, it is more likely than not that we will realize the benefits from these deferred tax assets. Because we have elected to treat the Corus acquisition as an asset acquisition for California state tax purposes, the purchased IPR&D resulting from the acquisition is deductible for California state income tax purposes, although such amount is not deductible for federal income tax purposes.

The estimated fair value of purchased IPR&D and assembled workforce was determined by our management. Management considered a number of factors in determining the value of the IPR&D, including the results of an independent valuation performed by a third-party valuation specialist. The estimated fair value of purchased IPR&D is greater than the purchase price paid; therefore, the amount that was allocated to purchased IPR&D consists of the net amount remaining after allocating the purchase price to the net tangible assets, assembled workforce and net deferred tax assets. The purchased IPR&D represents Corus’s incomplete research

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

and development program that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition within our Consolidated Statement of Operations. A summary of this program as of the acquisition date is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Inhaled aztreonam lysine for cystic fibrosis	Aztreonam formulation for inhalation to be used against Gram-negative bacteria that cause lung infections in patients with cystic fibrosis.	In Phase 3 clinical trials as of the acquisition date and the date of this filing.	$335.6

The estimated fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows to present value. We estimated the related future net cash flows using a present value risk-adjusted discount rate of 16%, which is a significant assumption and is based on the estimated internal rate of return for Corus’s operations and is comparable to the estimated weighted average cost of capital for companies with Corus’s profile. The projected cash flows from the aztreonam lysine for inhalation program were based on key assumptions such as estimates of revenues and operating profits related to the program considering its stage of development; the time and resources needed to complete the development and approval of the related product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets. Corus’s two other early-stage candidates were not included in the valuation of purchased IPR&D because they were early-stage projects that did not have identifiable revenues and expenses associated with them.

The remaining efforts for completion of Corus’s IPR&D project primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that aztreonam lysine for cystic fibrosis, purchased from Corus, will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired product candidate under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of this product candidate if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of the project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

4.	ACQUISITION OF REAL ESTATE

In August 2006, we completed the purchase of two additional buildings located on our Foster City, California campus for an aggregate purchase price of $29.3 million. The purchase price was allocated between

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

land, buildings and land improvements based on their estimated relative fair values determined by management, based in part on an independent appraisal, which were $13.7 million, $14.6 million and $0.9 million, respectively. The fair value of the buildings and land improvements are being depreciated over their remaining useful economic lives estimated to be 20 years.

5.	ASSET DISPOSAL

In March 2006, we received local city approval to proceed with the demolition of two of our buildings in Foster City, California, and to begin construction of new facilities. We included the charge associated with the write-off of these buildings, equal to their aggregate net book value of $7.9 million, in SG&A expenses.

6.	GAIN ON WARRANT

In March 2000, we entered into an agreement with Eyetech Pharmaceuticals, Inc. (Eyetech), as predecessor to OSI, relating to our proprietary aptamer EYE001, currently known as Macugen. Pursuant to this agreement, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share. In January 2004, Eyetech completed an initial public offering of its common stock at which time we adjusted the carrying value of the warrant to its estimated fair value, resulting in a gain of $20.6 million that is included in our Consolidated Statement of Operations for the year ended December 31, 2004. The fair value of the warrant was estimated using the Black-Scholes valuation model with a volatility of 50.0% and a discount rate of 2.8%. At the end of the first quarter of 2004, we exercised the warrant on a net basis using shares of Eyetech common stock as consideration for the exercise price and subsequently held 646,841 shares of Eyetech common stock. In the second quarter of 2004, we sold all of the Eyetech shares we held and realized a gain of $2.3 million that is included in interest and other income, net, in our Consolidated Statement of Operations for the year ended December 31, 2004.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

7.	AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities recorded in cash equivalents or marketable securities in our Consolidated Balance Sheets. Estimated fair values of available-for-sale securities are based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006
Debt securities:
U.S. treasury securities	$87,344	$—	$(654)	$86,690
U.S. government sponsored entity debt securities	156,517	48	(579)	155,986
Corporate debt securities	175,997	67	(192)	175,872
Asset-backed securities	60,457	91	(64)	60,484
Municipal debt securities	118,043	114	(306)	117,851
Other debt securities	316,672	—	—	316,672

Total debt securities	915,030	320	(1,795)	913,555
Equity securities	12,617	4,458	—	17,075

Total	$927,647	$4,778	$(1,795)	$930,630

December 31, 2005
U.S. treasury securities and obligations of U.S. government agencies	$363,726	$538	$(579)	$363,685
U.S. government sponsored entity debt securities	438,318	70	(2,635)	435,753
Corporate debt securities	300,507	126	(949)	299,684
Asset-backed securities	409,566	12	(2,139)	407,439
Municipal debt securities	305,713	264	(602)	305,375
Other debt securities	330,964	—	—	330,964

Total	$2,148,794	$1,010	$(6,904)	$2,142,900

As of December 31, 2006 and 2005, other debt securities consisted primarily of money market funds and auction rate securities.

The following table presents the classification of the available-for-sale securities on our Consolidated Balance Sheets.

	December 31,
	2006	2005
Cash and cash equivalents	$357,071	$539,780
Short-term marketable securities	120,844	1,603,120
Long-term marketable securities	452,715	—

Total	$930,630	$2,142,900

At December 31, 2006, our portfolio of available-for-sale debt securities comprised $477.9 million of securities with a contractual maturity of less than one year and $402.1 million of securities with a contractual maturity greater than one year but less than five years. Auction rate securities had an aggregate fair value of $33.5 million and have contractual maturities greater than ten years.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The following table presents certain information related to sales of marketable securities (in thousands):

	Year ended December 31,
	2006	2005	2004
Proceeds from sales	$3,254,059	$1,139,437	$712,944
Gross realized gains on sales	$4,040	$710	$575
Gross realized losses on sales	$(7,618)	$(1,369)	$(1,044)

At December 31, 2006 and 2005, we had the following available-for-sale debt securities that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006
U.S. treasury securities	$(38)	$12,590	$(616)	$74,100
U.S. government sponsored entity debt securities	(296)	78,276	(283)	59,672
Corporate debt securities	(145)	87,669	(47)	7,440
Asset-backed securities	(23)	12,205	(41)	10,459
Municipal debt securities	(18)	5,835	(288)	57,061

Total	$(520)	$196,575	$(1,275)	$208,732

December 31, 2005
U.S. treasury securities	$(513)	$158,434	$(66)	$6,013
U.S. government sponsored entity debt securities	(1,111)	242,482	(1,524)	145,228
Corporate debt securities	(148)	72,845	(801)	58,099
Asset-backed securities	(497)	163,861	(1,642)	111,365
Municipal debt securities	(602)	191,021	—	—

Total	$(2,871)	$828,643	$(4,033)	$320,705

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of our securities. Based on our review of these securities, including the assessment of the duration and severity of the related unrealized losses and our ability and intent to hold the investments until maturity, we had no other-than-temporary impairments on these securities as of December 31, 2006.

8.	EUROPEAN HEADQUARTERS RELOCATION

In June 2005, we announced that the commercial, medical and administrative groups of our European headquarters, based in Paris, France, would be relocated to the London area in the United Kingdom. The European headquarters for our regulatory, safety and information technology groups was already located in the Cambridge area in the United Kingdom, and we believe that this relocation will enable us to achieve efficiencies through the closer proximity of the groups as we position ourself to compete with the large pharmaceutical companies at a global level. Our French subsidiary continues to occupy our existing Paris facilities as we continue to maintain and expand our sales and marketing presence in France.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

In the third quarter of 2005, when the relocation plans were finalized, we accrued a charge of $8.4 million, primarily consisting of employee severance costs and termination benefits, which was included in SG&A expenses. As of December 31, 2006, the majority of these severance costs and termination benefits have been paid, thereby reducing the relocation accrual that is included in accrued compensation and employee benefits in our Consolidated Balance Sheets to an insignificant amount. Additional costs relating to the new headquarters in the United Kingdom, including recruitment costs, legal expenses, capital expenditures and other related costs are being expensed as incurred. As the significant relocation activities have been completed, as of December 31, 2006, the aggregate severance, relocation and recruiting costs resulting from the relocation of our European headquarters has been approximately $14 million.

9.	INVENTORIES

Inventories are summarized as follows (in thousands):

	December 31,
	2006	2005
Work in process	46,163	25,061
Raw materials	$361,584	$147,950
Finished goods	156,398	43,892

Total	$564,145	$216,903

As of December 31, 2006 and 2005, the joint venture formed by Gilead and BMS, which is included in our Consolidated Financial Statements, held $209.2 million and $26.5 million, respectively, of Sustiva (efavirenz) API which it purchased from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market and included in inventory (see Note 11).

We established the Gilead Access Program in December 2002, pursuant to which we agreed to make Truvada and Viread available at no-profit prices in 97 developing countries in Africa, the Caribbean, Latin America and Southeast Asia. Based on our regular evaluation of forecasted sales, pricing and inventory shelf life, we concluded that we would not fully recover the full carrying value associated with the inventory of Truvada and Viread for our Gilead Access Program. As a result, we recorded $15.8 million during the year ended December 31, 2006, in cost of goods sold, to write-down this inventory to its estimated net realizable value.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

10.	CONSOLIDATED BALANCE SHEET DETAIL (in thousands)

	December 31,
	2006	2005
Property, plant and equipment, net:
Buildings and improvements (including leasehold improvements)	$256,449	$201,082
Laboratory and manufacturing equipment	87,944	48,507
Office and computer equipment	67,648	49,302
Capitalized leased equipment	15,919	15,467
Construction in-progress	39,393	13,819

	467,353	328,177
Less accumulated depreciation and amortization (including $15,404 and $15,005 relating to capitalized leased equipment for 2006 and 2005, respectively)	(160,656)	(130,665)

Subtotal	306,697	197,512
Land	54,602	45,056

Total	$361,299	$242,568

Other accrued liabilities:
Accrued Medicaid rebates	$65,736	$63,444
Other liabilities	176,981	86,072

Total	$242,717	$149,516

11.	JOINT VENTURE WITH BRISTOL-MYERS SQUIBB

In December 2004, we entered into a collaboration with BMS to develop and commercialize the single tablet regimen of our Truvada and BMS’s Sustiva in the United States. Structured as a joint venture, we and BMS formed the limited liability company, Bristol-Myers Squibb & Gilead Sciences, LLC. Under the terms of the collaboration, we and BMS granted royalty-free sublicenses to the joint venture for the use of our respective company-owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. The ownership interests of the joint venture by BMS and us, which reflect our respective economic interests, are based on the fraction of the estimated net selling price of Atripla, the single tablet regimen, that is attributable to Truvada and Sustiva, respectively, and are adjusted on an annual basis. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both Gilead’s and BMS’s respective economic interests in the joint venture may vary annually.

We have primary responsibility for clinical development activities and regulatory filings relating to any new products resulting from the collaboration, and we share marketing and sales efforts with BMS (both parties provide equivalent sales force efforts for a minimum number of years). The daily operations of the joint venture are governed by four primary joint committees. We are responsible for accounting, financial reporting and product distribution for the joint venture. Both parties agree to provide their respective bulk API to the joint venture at our approximate market values. In April 2006, the joint venture filed a NDA with the FDA for approval of Atripla for the treatment of HIV infection in adults. In July 2006, the joint venture received approval for Atripla. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada. As of December 31, 2006, the joint venture held Sustiva API which it purchased from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market and is included in inventory on our Consolidated Balance Sheets (see Note 9).

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The joint venture’s total equity investment at risk is not expected to be sufficient to allow it to finance its operational activities without the ongoing funding of BMS and us. Although we are the primary beneficiary, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets. As explained in Note 1, our Consolidated Financial Statements include the accounts of our joint venture with BMS and reflect BMS’s minority interest in the joint venture.

12.	COLLABORATIVE ARRANGEMENTS AND CONTRACTS

As a result of entering into strategic collaborations from time to time, we may hold investments in non-public companies. We review our interests in our investee companies for consolidation and/or appropriate disclosure under the provisions of FIN 46R. As of December 31, 2006, we determined that certain of our investee companies are variable interest entities; however, other than with respect to our joint venture with BMS, we are not the primary beneficiary.

Roche

In September 1996, we entered into a development and license agreement (the 1996 Agreement) with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, Roche), to develop and commercialize therapies to treat and prevent viral influenza. Tamiflu, an antiviral oral formulation for the treatment and prevention of influenza, was co-developed by us and Roche. Under the 1996 Agreement, Roche has the exclusive right to manufacture and sell Tamiflu worldwide, subject to its obligation to pay us a percentage of the net revenues that Roche generates from Tamiflu sales, which, in turn, has been subject to reduction for certain defined manufacturing costs. In June 2005, we delivered a notice of termination to Roche for material breach of the 1996 Agreement.

In November 2005, we resolved our dispute with Roche relating to breach of the 1996 Agreement and agreed to terminate the related arbitration pending between the parties. In connection with the dispute resolution, we entered into a first amendment and supplement to the 1996 Agreement with Roche. The amended agreement provides for the formation of a joint manufacturing committee to review Roche’s existing manufacturing capacity for Tamiflu and its global plans for manufacturing Tamiflu, a U.S. commercial committee to evaluate commercial plans and strategies for Tamiflu in the United States and a joint supervisory committee to evaluate Roche’s overall commercial plans for Tamiflu on a global basis in each case, consisting of representatives of Roche and us. Under the amended agreement, we also have the option to provide a specialized sales force to supplement Roche’s marketing efforts in the United States for Tamiflu.

The royalties payable to us on net sales of Tamiflu sold by Roche remain the same under the amended agreement, which are as follows: (a) 14% of the first $200.0 million in worldwide net sales in a given calendar year; (b) 18% of the next $200.0 million in worldwide net sales during the same calendar year; and (c) 22% of worldwide net sales in excess of $400.0 million during the same calendar year. The amended agreement revised the provision in the 1996 Agreement relating to the calculation of royalty payments such that in any given calendar quarter Roche will pay royalties based on the actual royalty rates applicable to such quarter. In addition, under the amended agreement, royalties payable by Roche to us will no longer be subject to a cost of goods sold adjustment that was provided in the 1996 Agreement. Further, Roche paid us $80.7 million that we recognized as royalty revenues in 2005, consisting of $18.2 million relating to disputed royalties from 2001 to 2003, $11.8 million relating to the reimbursement of the cost of goods adjustment for 2004, and $50.7 million relating to the updating of royalties payable to us for the first nine months of 2005 based on the 2005 then-current royalty rates instead of the prior year’s effective royalty rate.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

We recorded a total of $364.6 million, $161.6 million and $44.6 million of Tamiflu royalties in 2006, 2005 and 2004, respectively. We recognize royalty revenue from Roche in the quarter following the quarter in which the related Tamiflu sales occur. In 2004, we recognized as contract revenue a $1.6 million milestone payment for the Japanese approval of Tamiflu for prophylaxis, the last of all milestones receivable under the amended agreement.

Emory University

In July 2005, we and Royalty Pharma purchased the royalty interest owned by Emory University (Emory) in emtricitabine for the HIV indication. Under the terms of the agreement, we and Royalty Pharma paid 65% and 35%, respectively, of the total purchase price of $525.0 million to Emory in exchange for the elimination of the emtricitabine royalties due to Emory on worldwide net sales of product containing emtricitabine. As a result of this transaction, we capitalized as prepaid royalties our 65% share of the $525.0 million purchase price, or $341.3 million. We amortize this prepaid royalty to cost of goods sold over the remaining life of the underlying patent based on an effective royalty rate derived from our forecasted future product sales. In 2006 and 2005, $15.1 million and $6.2 million were amortized to cost of goods sold, respectively. We record royalties to Royalty Pharma based on actual emtricitabine net sales relative to Royalty Pharma’s 35% ownership in the underlying Emory royalty interest. We paid royalties of $29.8 million and $4.8 million to Royalty Pharma in 2006 and 2005, respectively.

In July 2005, we made a payment of $15.0 million to Emory in connection with the amendment and restatement of our existing license agreement with Emory, providing us with greater strategic flexibility as to the development of emtricitabine for the hepatitis B indication. We recorded this payment in R&D expenses as we were not expecting any significant related R&D in the next several years.

Prior to July 2005, we paid royalties to Emory with respect to emtricitabine in the HIV indication for the worldwide license acquired through our acquisition of Triangle Pharmaceuticals, Inc. (Triangle). We paid royalties of $22.4 million and $9.2 million in 2005 and 2004, respectively, on net sales of emtricitabine.

IOCB/REGA

In 1991 and 1992, we entered into agreements with the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and Rega Stichting (IOCB/REGA) relating to certain nucleotide compounds discovered at these two institutions. Under the agreements, we received the exclusive right to manufacture, use and sell these nucleotide compounds, and we are obligated to pay IOCB/REGA a percentage of net revenues received from sales of products containing the patented compounds, subject to minimum royalty payments. The products covered by the original agreement included Vistide, Hepsera and Viread.

In December 2000, the agreements with IOCB/REGA were amended to provide for a reduced royalty rate on future sales of products containing tenofovir and adefovir, in return for an up-front payment from us of $11.0 million upon signing the agreement. This payment was recorded as a prepaid royalty and is classified in other assets on our Consolidated Balance Sheets. The prepaid royalty is being recognized as royalty expense over the expected commercial life of tenofovir and adefovir. Amortization of the $11.0 million payment began as of the product launch dates of Viread and Hepsera. As of December 31, 2006, $7.0 million remained to be amortized.

In August 2004, the agreements with IOCB/REGA were amended to include Truvada and any future fixed-dose combination products that contain the licensed technology. We make quarterly payments to IOCB/REGA based on a percentage of Vistide, Hepsera, Viread and Truvada net sales. IOCB/REGA has agreed to waive their

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

right to a royalty on sales of Truvada and Viread in the developing countries where we sell such products at no profit under our Gilead Access Program and on sales of Atripla distributed by Merck & Co., Inc. in developing countries. We paid royalties of $51.4 million, $39.3 million and $29.1 million to IOCB/REGA in 2006, 2005 and 2004, respectively.

Japan Tobacco Inc.

In July 2003, we entered into a licensing agreement with Japan Tobacco Inc. (Japan Tobacco) under which Japan Tobacco would commercialize products in our HIV product portfolio in Japan. The agreement includes Viread, Truvada and Emtriva. Under the terms of the agreement, we received an up-front license fee of $4.0 million and received additional payments upon achievement of certain milestones. Japan Tobacco will pay us a royalty on net sales of these products in Japan. The up-front license fee has been recorded as deferred revenue and is being amortized into contract revenue over the period of our supply of products to Japan Tobacco, which has approximately eleven years remaining as of December 31, 2006. In both 2005 and 2004, we received $2.5 million each year in milestone payments from Japan Tobacco related to Japanese regulatory approval and marketing authorization for Viread in 2004 and Emtriva and Truvada in 2005, which we are amortizing over the same remaining period as the up-front license fee.

In March 2005, we entered into a licensing agreement with Japan Tobacco, under which Japan Tobacco granted us exclusive rights to develop and commercialize a novel HIV integrase inhibitor, GS 9137 (formerly known as JTK-303), in all countries of the world, excluding Japan, where Japan Tobacco retained such rights. Under the terms of the agreement, we incurred an up-front license fee of $15.0 million which was included in R&D expenses in the first quarter of 2005 as there was no future alternative use for this technology. In March 2006, we recorded $5.0 million in R&D expenses related to a milestone we incurred as a result of dosing the first patient in a Phase 2 clinical study. We are obligated to make additional payments upon the achievement of other milestones as well as pay royalties based on any future net product sales in the territories where we may market the drug.

Achillion Pharmaceuticals

In November 2004, we entered into an exclusive license and collaboration agreement with Achillion Pharmaceuticals, Inc. (Achillion). Under the terms of the agreement, we were granted worldwide rights for the research, development and commercialization of certain small molecule hepatitic C virus (HCV) replication inhibitors involving HCV protease, for the treatment of hepatitis C. Under this collaboration, Achillion is obligated to continue development of the inhibitor compounds according to a mutually agreed upon development plan, through completion of a proof-of-concept clinical study in HCV-infected patients. The costs incurred to achieve proof-of-concept will be shared equally between Achillion and us. Such costs incurred by us in 2006 and 2005 amounted to $2.8 million and $4.0 million, respectively. Following the proof-of-concept study, we are obligated to assume full responsibilities and incur all costs associated with development and commercialization of compounds warranting further development. Achillion has the option to participate in U.S. commercialization efforts for future products arising from this collaboration. In conjunction with the signing of the collaboration, we paid a $5.0 million up-front license fee, which was recorded as R&D expense as there was no future alternative use for the licensed technology. Additionally, we have invested in Achillion’s convertible preferred stock and have agreed to make payments to Achillion upon achievement of certain milestones outlined in our agreement as well as pay royalties on future net sales of products arising from this collaboration. In October 2006, Achillion completed an initial public offering and our convertible preferred stock was converted into shares of Achillion common stock. As of December 31, 2006, our investment in Achillion’s common stock was $17.1 million, which was recorded in long-term marketable securities. In December 2006, Achillion began dosing HCV-infected

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

patients in a Phase 1/2 clinical study of GS 9132 (also known as ACH-806) for the treatment of hepatitis C. In February 2007, based on preliminary data from the Phase 1b/2 study, the companies decided to discontinue development of GS 9132.

Genelabs Technologies, Inc.

In September 2004, we entered into a license and research collaboration agreement with Genelabs Technologies, Inc. (Genelabs) to research, develop and commercialize certain of Genelabs’s novel nucleoside inhibitors of HCV polymerase for the treatment of chronic infection caused by HCV. In conjunction with the signing of this agreement, we paid an $8.0 million up-front license fee that was recorded in R&D expense as there is no future alternative use for this technology. For an initially agreed upon term of three years, Genelabs is obligated to lead research efforts. We have the option to extend the research term of the collaboration for an additional year. We will lead all development and commercialization activities. We agreed to provide annual funding of full time equivalents. In 2006 and 2005, we made $3.7 million and $2.9 million, respectively, of payments to Genelabs that were recorded as R&D expense. We are obligated to make additional payments upon the achievement of certain milestones, and pay royalties on future net sales of selected compounds that are developed and approved in relation to this collaboration.

Medarex, Inc.

In July 2004, we entered into an agreement with Medarex, Inc. (Medarex) where Medarex would buy-out its future royalty obligations to us on any approved products that result from Medarex’s licensing of a patent estate previously held by NeXstar, Inc. The total amount due to us under this agreement is $8.5 million. We received two installments totaling $2.1 million in 2004, four installments totaling $4.3 million in 2005, and the final two installments totaling $2.1 million in 2006 which we recorded as contract revenue.

GlaxoSmithKline Inc.

In April 2002, we entered into a licensing agreement with GSK providing GSK the right to commercialize Hepsera, our oral antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, we retained rights to Hepsera in the United States, Canada, Europe, Australia, New Zealand and Turkey. GSK received exclusive rights to develop Hepsera solely for the treatment of chronic hepatitis B in all of its territories, the most significant of which include China, Japan, The Republic of Korea and Taiwan. We received a $2.0 million milestone payment from GSK for the U.S. approval of Hepsera in 2002, a $2.0 million milestone payment for the Canadian approval of Hepsera in 2003, and an aggregate of $13.0 million in milestone payments for the commercial approvals of Hepsera in Japan, The Republic of Korea and Taiwan in 2004. In 2006, we received an aggregate of $10.0 million in milestone payments from GSK for the achievement by GSK of four consecutive quarters of Hepsera gross sales exceeding $75.0 million and the achievement of a certain drug status in China.

GSK has full responsibility for the development and commercialization of Hepsera in its territories. The up-front license fee and approval milestones have been recorded as deferred revenue with a total of $3.0 million, $2.4 million and $1.6 million being recognized as contract revenue in 2006, 2005 and 2004, respectively. The $31.5 million balance of deferred revenue at December 31, 2006 is expected to be amortized into contract revenue over the period of our supply of Hepsera to GSK under the agreement, which is approximately nine years.

In addition, GSK is required to pay us royalties on net product sales that GSK generates from sales of Hepsera and Epivir-HBV/Zeffix (GSK’s hepatitis product) in the GSK territories. We began receiving royalties

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

from GSK’s sales of Hepsera in the first quarter of 2004 and recorded $16.1 million, $7.6 million and $2.1 million of royalty revenue in 2006, 2005 and 2004, respectively. We recognize royalty revenue from GSK in the quarter following the quarter in which the related Hepsera sales occur.

As a result of the acquisition of Myogen in November 2006, we assumed all rights to the March 2006 license and distribution and supply agreements between Myogen and GSK. Under the terms of the license agreement, GSK received an exclusive sublicense to our rights to ambrisentan for certain hypertensive conditions in territories outside of the United States. We received an upfront payment and, subject to the achievement of specific milestones, we will be eligible to receive additional milestone payments. In addition, we will receive stepped royalties based on net commercial sales of ambrisentan in the GSK territory. GSK has an option to negotiate from us an exclusive sublicense for additional therapeutic uses for ambrisentan in the GSK territory during the term of the license agreement. We will continue to conduct and bear the expense of all clinical development activities that we believe are required to obtain and maintain regulatory approvals for ambrisentan in the United States, Canada and the European Economic Area and each party may conduct additional development activities in its territory at its own expense. The parties may agree to jointly develop ambrisentan for new indications in the licensed field and each party will pay its share of external costs associated with such joint development. As of the acquisition date of Myogen, we recorded $23.3 million of deferred revenue for which we have legal performance obligations under this license agreement. We are amortizing the deferred revenue into contract revenue over the period for which we have performance obligations under the agreement, which is approximately eight years.

Under the terms of a license agreement and a distribution and supply agreement, we have received exclusive rights to market, promote and distribute Flolan and the sterile diluent for Flolan in the United States until April 2009.

OSI Pharmaceuticals, Inc.

In March 2000, we entered into an agreement with OSI Pharmaceuticals, Inc (OSI), as successor to Eyetech Pharmaceuticals, Inc., relating to Macugen. Macugen is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, OSI received worldwide rights to all therapeutic uses of Macugen and was responsible for all R&D costs. We are entitled to receive payments from OSI if OSI reaches certain milestones, as well as for royalties on worldwide net sales of Macugen, subject to our obligation to make payments to third parties relating to these royalties. In February 2006, Macugen was approved in the European Union, and in June 2006, we recognized a $5.0 million milestone payment from OSI relating to the first commercial sale of Macugen in the European Union which was included in contract revenue.

Our agreement with OSI expires upon the later of ten years after the first commercial sale of any product developed, or the date the last patent expires under the agreement. Additionally, we received a warrant to purchase 791,667 shares of Eyetech series B convertible preferred stock, exercisable at a price of $6.00 per share, the price at which the stock was issued to other investors. See Note 6 for a discussion of the warrant and the eventual sale of all Eyetech shares.

In December 2003, we entered into an agreement with OSI to fill and finish Macugen for OSI for an initial term ending in January 2008. In 2006, 2005 and 2004 we recorded contract revenue of $10.4 million, $13.1 million and $10.0 million, respectively, in connection with clinical supplies we provided to OSI and milestones achieved by OSI. We recognized as contract revenue $7.6 million in milestone payments from OSI in 2004

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

related to the filings of new drug applications in Europe and in the United States for Macugen. In January 2005, OSI received FDA approval for the sale of Macugen in the United States.

Astellas Pharma Inc.

In 1991, we entered into an agreement with Astellas Pharma Inc. (Astellas), as successor to Fujisawa USA, Inc. related to rights to market AmBisome. Under the terms of the agreement, as amended, Astellas is responsible for promotion of AmBisome in the United States. Astellas has sole marketing rights to AmBisome in Canada and we have exclusive marketing rights to AmBisome in the rest of the world, subject to our obligation to pay royalties to Astellas in connection with sales in significant markets in Asia, including China, India, Japan, The Republic of Korea and Taiwan. In connection with U.S. sales, Astellas purchases AmBisome from us at our manufacturing cost. For sales in Canada, Astellas purchases AmBisome at manufacturing cost plus a specified percentage. Astellas collects all payments from the sale of AmBisome in the United States and Canada. We receive royalties equal to 20% of Astellas’s gross profits from the sale of AmBisome in the United States and Canada. Gross profits include a deduction for cost of goods sold, giving us a current effective royalty rate of approximately 17% of Astellas’s net sales of AmBisome in the United States. In connection with this agreement, we recorded royalty revenue of $12.2 million in 2006, $13.0 million in 2005 and $13.0 million in 2004.

13.	LONG-TERM OBLIGATIONS

Total long-term obligations consist of the following (in thousands):

	December 31,
	2006	2005
Capital lease obligations: monthly installments through 2010; interest rates ranging from 7% to 21%	$686	$856
Convertible senior notes	1,300,000	—
Long-term loan: quarterly installments through 2010; interest rates at LIBOR plus tiered contractual rate	99,000	300,000

Total long-term obligations	1,399,686	300,856
Less current portion	(18,747)	(60,206)

Total long-term obligations	$1,380,939	$240,650

Future minimum payments of the long-term obligations are as follows (in thousands):

Year ending December 31,	Capital Lease Obligations	Long-Term Loan
2007	$421	$18,364
2008	232	14,957
2009	83	12,183
2010	7	53,496
2011	—	—

Total	743	$99,000

Less amount representing interest	(57)

Total	$686

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Convertible Senior Notes

In April 2006, we issued $650.0 million principal amount of convertible senior notes due 2011 (2011 Notes) and $650.0 million principal amount of convertible senior notes due 2013 (2013 Notes) (collectively, the Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2011 Notes and the 2013 Notes were issued at par and bear interest rates of 0.50% and 0.625%, respectively. Debt issuance costs of $23.8 million in connection with the issuance of the Notes were recorded in other noncurrent assets and are being amortized to interest expense on a straight-line basis over the contractual terms of the Notes. The aggregate principal amount of the Notes sold reflects the full exercise by the initial purchasers of their option to purchase additional Notes to cover over-allotments. The 2011 Notes may be convertible based on an initial conversion rate of 12.9024 shares per $1,000 principal amount of 2011 Notes (which represents an initial conversion price of approximately $77.50 per share). The 2013 Notes may be convertible based on an initial conversion rate of 13.1230 shares per $1,000 principal amount of 2013 Notes (which represents an initial conversion price of approximately $76.20 per share). The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after September 30, 2006 if the closing price of our common stock for at least 20 trading days during the last 30 consecutive trading day period of the previous quarter is more than 130% of the applicable conversion price per share, 2) if we make specified distributions to holders of our common stock or if specified corporate transactions occur, or 3) during the last month prior to maturity of the applicable Notes. Upon conversion, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the note or (ii) the conversion value for such notes. If the conversion value exceeds $1,000, we may also deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If the Notes are converted in connection with a change in control, we may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon, if any. At December 31, 2006, the fair values of the 2011 Notes and 2013 Notes were approximately $670.3 million and $667.5 million, respectively, based on their quoted market values.

Concurrent with the issuance of the Notes, we purchased convertible note hedges in private transactions at a cost of $379.1 million to cover, subject to customary anti-dilution adjustments, 16.9 million shares of our common stock at strike prices that correspond to the initial conversion prices of the Notes. If the market value per share of our common stock at the time of conversion of the Notes is above the strike price of the applicable convertible note hedges, we are entitled to receive from the counterparties in the transactions cash or shares of our common stock or a combination of cash and common stock, at our option, for the excess of the then market price of the common stock over the strike price of the convertible note hedges. The convertible note hedges will terminate upon the maturity of the related Notes or when none of the related Notes remain outstanding due to conversion or otherwise. We also sold warrants to acquire 16.9 million shares of our common stock, subject to customary anti-dilution adjustments, in private transactions and received net proceeds of $235.5 million. If the market value of our common stock at the time of the exercise of the applicable warrants exceeds their respective strike prices, we will be required to net settle in cash or shares of our common stock, at our option, with the respective counterparties for the value of the warrants in excess of the warrant strike prices. The maximum number of shares of common stock that could be issued by us should we choose to net share settle the warrants is 17.8 million shares, or 105% of the underlying share amount. The warrants have strike prices of $101.60 per share (for the warrants expiring in 2011) and $107.79 per share (for the warrants expiring in 2013) and are exercisable only on the respective expiration dates. Taken together, the convertible note hedges and warrants are intended to reduce the potential dilution upon future conversions of the Notes by effectively increasing the initial conversion price to $101.60 per share for the 2011 Notes and $107.79 per share for the 2013 Notes. The net cost of $143.7 million of the convertible note hedges and warrant transactions was recorded in stockholders’ equity.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Because we have the choice of settling the convertible note hedges and warrants in cash or shares of our stock, and these contracts meet all of the applicable criteria for equity classification as outlined in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the cost of the convertible note hedges and net proceeds from the sale of the warrants are classified in stockholders’ equity. In addition, because both of these contracts are classified in stockholders’ equity and are indexed to our own common stock, they are not accounted for as derivatives under SFAS 133. We also recorded a deferred tax asset of $148.9 million in APIC for the effect of the future tax benefits related to the convertible note hedges in accordance with SFAS 109 and EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.

Contemporaneously with the closing of the sale of the Notes, a portion of the net proceeds from the Notes’ issuance and the proceeds of the warrant transactions were used to repurchase 8.4 million shares of our common stock for $544.9 million under our stock repurchase program.

The terms of the Notes agreements require us to comply with certain covenants. At December 31, 2006, we were in compliance with all such covenants.

In December 2002, we issued $345.0 million of 2% convertible senior notes due December 2007. The notes were convertible into a total of up to 14,680,850 shares of our common stock at $23.50 per share. The convertible senior notes were provisionally redeemable in whole or in part, at our option, at any time on or after June 20, 2004, at specified redemption prices plus accrued interest. We called the convertible senior notes for redemption in October 2004 and issued 14,676,952 shares of our common stock to note holders upon their conversion in November 2004. The redemption price was equal to the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date. In connection with the redemption, we made a make-whole payment of $7.4 million to note holders, representing the equivalent of $60 per $1,000 principal value of the notes less interest actually paid or accrued and unpaid from the date of issuance of the notes to the redemption date. Upon conversion, the $5.1 million unamortized balance of related debt issuance costs was reclassified to APIC.

Credit Facilities

In December 2005, we entered into an agreement with a syndicate of banks for a five-year $500.0 million senior credit facility. The $500.0 million facility consisted of an uncollateralized $300.0 million term loan, which was entered into by Gilead Biopharmaceutics Ireland Corporation (GBIC), one of our wholly-owned Irish subsidiaries, and an uncollateralized $200.0 million revolving credit facility, which was entered into by the U.S. parent company, Gilead Sciences, Inc. The proceeds from the term loan were used by GBIC in December 2005 to facilitate a cash dividend distribution of $280.0 million to the parent company as part of the repatriation of our qualified foreign earnings under the provisions of the American Jobs Creation Act (AJCA).

Under the terms of our term loan, the minimum amount of the principal payment that is required to be repaid at the end of each calendar quarter, beginning on March 31, 2006, is five percent of the outstanding balance. Interest is accrued at a rate of LIBOR plus a tiered contractual rate of up to 62.5 basis points and is payable quarterly in arrears. GBIC can prepay the term loan, together with accrued interest on the prepaid principal, at any time in whole or in part without penalty or premium. During the year ended December 31, 2006, $201.0 million of the term loan principal was repaid. Any outstanding interest or principal at December 2010 is payable on demand. The U.S. parent company and another wholly-owned subsidiary, Gilead Vintage Park, LLC, are guarantors. As of December 31, 2006, the outstanding principal on the term loan was $99.0 million.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Under the terms of the revolving credit facility, interest is accrued and payable at a rate of LIBOR plus a tiered contractual rate of up to 50 basis points, and is payable quarterly in arrears. The parent company can prepay any outstanding borrowings, together with accrued interest on the prepaid principal, at any time in whole or in part without penalty or premium. Any outstanding interest or principal at December 2010 is payable on demand. The capacity of the revolving credit facility will increase to a maximum of $500.0 million as the term loan is repaid. We have the ability to irrevocably cancel any unutilized portion of the revolving credit facility, in whole or in part. Any proceeds obtained under the revolving credit facility are expected to be used for working capital, capital expenditures and other general corporate purposes, including the issuance of letters of credit up to $25.0 million. Gilead Vintage Park, LLC is the guarantor. In December 2006, the revolving credit facility was increased to $401.0 million as a result of cumulative principal repayments of $201.0 million that we made under the term loan. As of December 31, 2006, we did not have any borrowings under the revolving credit facility.

In January 2007, we received waivers for non-compliance with the total debt to total capitalization financial covenants for the year ended December 31, 2006 contained in the credit agreements underlying our $500.0 million credit facility. The acquisition-related IPR&D charges of $2.04 billion that we recorded during the fourth quarter of 2006 for purchased IPR&D caused us to not comply with the financial covenants. Concurrent with the waiver, we prospectively amended the credit agreements to exclude all IPR&D charges that we recorded commencing October 1, 2006 from the definition of total Consolidated Stockholders’ Equity used in the calculation of total capitalization and the total debt to total capitalization ratio contained in the credit agreements.

14.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

We have entered into various long-term noncancelable operating leases for equipment and facilities. Facility leases in San Dimas, California; Durham, North Carolina; Westminister, Colorado; Seattle, Washington; the Dublin area of Ireland and the London area of the United Kingdom expire on various dates between 2007 and 2028. The Durham lease has two seven-year renewal options. The Westminister lease has two five-year renewal options. Our leases in Ireland and the United Kingdom are for 25 and 10 years, respectively, with rent subject to increase on the fifth anniversary of the respective commencement dates. We also have operating leases for sales, marketing and administrative facilities in Europe, Canada and Australia with various terms. Our equipment leases include two corporate aircrafts, with varying terms, one of which provides us with a renewal option upon expiration of the lease term.

Lease expense under our operating leases totaled approximately $24.4 million in 2006, $17.2 million in 2005 and $14.9 million in 2004.

Aggregate noncancelable future minimum rental payments under operating leases for each of the years ending December 31 are as follows (in thousands):

2007	$20,683
2008	17,973
2009	13,844
2010	9,982
2011	8,854
Thereafter	25,478

$96,814

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

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

On May 12, 2006, the United States District Court for the Northern District of California executed orders dismissing in its entirety and with prejudice the fourth consolidated amended complaint associated with a purported class action lawsuit against Gilead and our Chief Executive Officer, Chief Financial Officer, former Executive Vice President of Operations, Executive Vice President of Research and Development, Senior Vice President of Manufacturing and Senior Vice President of Research, alleging that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs have appealed the dismissal.

On September 29, 2006, we received service of an amended complaint adding us as a defendant in Colahan v. Ward, et al., a case filed in the Superior Court of the District of Columbia. In 1987, the plaintiff in this action was misdiagnosed with HIV, and from 1998 to 2000, he participated in our emtricitabine clinical trial. He alleges we were negligent in our conduct of this clinical trial and seeks damages against all defendants, jointly and severally. We deny any liability and intend to defend the action vigorously. The case is at a preliminary stage and it is not possible to predict the outcome. As such, no amounts have been accrued related to the outcome of this case.

On November 29, 2006, we received a subpoena from the United States Attorney’s Office in San Francisco requesting documents regarding our marketing and medical education programs for Truvada, Viread and Emtriva. We intend to comply with the U.S. Attorney’s subpoena and to cooperate in any related government investigation.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, consolidated results of operations or financial position.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Other Commitments and Contingencies

In the normal course of business, we have entered into various firm purchase commitments for API and inventory-related items, and as of December 31, 2006, they consist of the following for the next five years: $248.4 million in 2007, $122.5 million in 2008, $43.8 million in 2009, $43.7 million in 2010 and $51.4 million in 2011.

15.	STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In March 2006, our Board of Directors (Board) authorized a program for the repurchase of our common stock in an amount of up to $1.0 billion over a two year period. Stock repurchases under this program may be made through open market and private block transactions pursuant to Rule 10b5-1 plans or privately negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

In April 2006, we repurchased and retired 8.4 million shares of our common stock at $65.13 per share for an aggregate of $544.9 million. The remaining authorized amount of stock repurchases that may be made under this stock repurchase program which terminates in March 2008 is $455.0 million. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to APIC based on an estimated average sales price per issued share with the excess amounts charged to accumulated deficit. As a result of our stock repurchase in April 2006, we reduced common stock and APIC by $33.9 million and retained earnings by $511.0 million.

Preferred Stock

We have 5,000,000 shares of authorized preferred stock issuable in series. Our Board is authorized to determine the designation, powers, preferences and rights of any such series. In May 2006, we increased the number of shares of preferred stock for potential issuance under our November 1994 rights agreement with ChaseMellon Shareholder Services, LLC, as amended (the Rights Plan), from 400,000 to 800,000. There was no preferred stock outstanding as of December 31, 2006 and December 31, 2005.

Rights Agreement

The Rights Plan provides for the distribution of a preferred stock purchase right as a dividend for each share of our common stock. The purchase rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of our common stock, the purchase rights permit the holders (other than the 15% holder) to purchase our common stock at a 50% discount from the market price at that time, upon payment of a specified exercise price per purchase right. In addition, in the event of certain business combinations, the purchase rights permit the purchase of the common stock of an acquirer at a 50% discount from the market price at that time. Under certain conditions, the purchase rights may be redeemed by the Board in whole, but not in part, at a price of $0.0025 per purchase right. The purchase rights have no voting privileges and are attached to and automatically trade with our common stock.

In October 1999, October 2003 and May 2006, the Board approved amendments to the Rights Plan. The first amendment provided, among other things, for an increase in the exercise price of a right under the plan from $15 to $100 and an extension of the term of the plan from November 21, 2004 to October 20, 2009. The second

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

amendment provides, among other things, for an increase in the exercise price of a right under the plan from $100 to $400 and an extension of the term of the Rights Plan to October 27, 2013. The third amendment was a clarifying amendment entered into in connection with an increase in the number of shares of preferred stock for potential issuance under the Rights Plan in May 2006.

Stock Option Plans

In May 2004, our stockholders approved and we adopted our 2004 Equity Incentive Plan (2004 Plan). Stock options under the NeXstar Pharmaceuticals, Inc. (NeXstar), Triangle, Corus and Myogen stock option plans, which we assumed as a result of the acquisitions of NeXstar, Triangle, Corus, and Myogen have been converted into our options to purchase our common stock effective with the closing of the acquisitions. The 2004 Plan is a broad-based, incentive plan that allows for the awards to be granted to our employees, directors and consultants. The 2004 Plan provides for option grants designated as either nonqualified or incentive stock options. Prior to January 1, 2006, we granted both nonqualified and incentive stock options, but all stock options granted after January 1, 2006 have been nonqualified stock options. Under the 2004 Plan, employee stock options generally vest over five years, are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices not less than the fair value of our common stock on the grant date. Stock option exercises are settled with newly issued common stock from the 2004 Plan’s previously authorized and available pool of shares. In May 2006, our stockholders approved an increase of an additional 10,000,000 in the number of shares of common stock available for issuance under the 2004 Plan.

We assumed Corus’s 2001 Stock Plan (Corus Plan) in conjunction with the acquisition of Corus. Options pursuant to the Corus Plan that were issued and outstanding as of August 11, 2006 have been converted into options to purchase approximately 333,551 shares of our common stock and remain subject to their original terms and conditions. We assumed Myogen’s 2003 Equity Incentive Plan and 1998 Stock Plan (collectively, the Myogen Plans) in conjunction with the acquisition of Myogen. Options that were issued and outstanding under the Myogen Plans as of November 14, 2006 were converted into options to purchase approximately 2.9 million shares of our common stock and remain subject to their original terms and conditions. No shares are available for future grant under the Corus and Myogen Plans. As of December 31, 2006, there were 22.7 million shares remaining and available for future grant under the 2004 Plan.

The following table summarizes activity under all Gilead, NeXstar, Triangle, Corus and Myogen stock option plans. All option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date (shares in thousands):

	Year ended December 31,
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	45,920	$22.60	49,413	$18.10	45,520	$13.50
Granted and assumed	12,331	$49.66	8,930	$36.39	12,748	$30.20
Forfeited	(2,126)	$33.70	(1,997)	$26.05	(1,817)	$20.74
Exercised	(9,247)	$16.26	(10,426)	$12.45	(7,038)	$9.61

Outstanding, end of year	46,878	$30.46	45,920	$22.60	49,413	$18.10

Exercisable, end of year	23,675	$19.23	22,237	$15.56	22,554	$11.41

Weighted average grant date fair value		$25.10		$15.79		$13.71

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The following is a summary of our stock options outstanding and stock options exercisable at December 31, 2006 (options and aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.65 -$16.44	10,493	4.0	$9.08	$586,020	9,988	3.9	$8.93	$559,361
$16.45 -$28.86	12,065	6.3	$21.71	521,510	7,660	6.1	$20.50	340,358
$29.12 -$35.00	10,593	7.5	$31.48	354,309	4,545	7.4	$31.52	151,850
$35.09 -$58.33	11,373	8.9	$51.60	151,572	1,465	8.3	$44.09	30,524
$58.88 -$70.47	2,354	9.6	$63.90	4,465	17	0.8	$68.01	16

Total	46,878	6.9	$30.46	$1,617,876	23,675	5.6	$19.23	$1,082,109

The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 were $427.5 million, $312.4 million and $159.8 million, respectively.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (ESPP), employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair value of our common stock on the offering date or the purchase date. A two-year look-back feature in our ESPP causes the offering period to reset if the fair value of our common stock on the purchase date is less than that on the original offering date. ESPP purchases by employees are settled with newly issued common stock from the ESPP’s previously authorized and available pool of shares. A total of 12.6 million shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2006, there were 1.2 million shares remaining and available for issuance under the ESPP.

Restricted Stock

The following is a summary of the activity relating to our nonvested restricted stock awards for the year ended December 31, 2006:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested, January 1, 2006	—	$—
Granted	32,250	$61.94
Forfeited	—	$—
Vested	(8,250)	$57.54

Nonvested, December 31, 2006	24,000	$63.45

The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 were $0.5 million, $0.4 million and $0, respectively.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

16.	STOCK-BASED COMPENSATION

On January 1, 2006, we adopted the provisions of SFAS 123R which requires that the fair value of all share-based payments to employees and directors, including grants of stock options, be recognized in our Consolidated Statements of Operations. We applied the modified prospective method.

Adoption of SFAS 123R

Stock-based compensation is recognized as expense over the requisite service periods in our Consolidated Statements of Operations using a graded vesting expense attribution approach for nonvested stock options granted prior to the adoption of SFAS 123R and using the straight-line expense attribution approach for stock options granted after the adoption of SFAS 123R. As stock-based compensation expense related to stock options recognized on adoption of SFAS 123R is based on awards ultimately expected to vest, gross expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience. Prior to the adoption of SFAS 123R, pro forma information required under SFAS 123 included forfeitures as they occurred. As a result of the adoption of SFAS 123R, we will only recognize a benefit from stock-based compensation in APIC if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through the Consolidated Statement of Operations rather than through APIC.

The table below summarizes the impact of adopting SFAS 123R effective January 1, 2006 (in thousands, except per share amounts):

Year Ended December 31, 2006
Cost of goods sold	$10,870
Research and development expenses	52,163
Selling, general and administrative expenses	70,793

Stock-based compensation expense included in total costs and expenses	133,826
Tax benefit related to stock-based compensation expense	(32,118)

Stock-based compensation expense included in net loss	$101,708

Stock-based compensation expense included in net loss per share:
Basic and diluted	$(0.22)

During the year ended December 31, 2006, we capitalized $2.4 million of stock-based compensation costs into inventory. The total fair value of stock options that vested during the year ended December 31, 2006 was $57.9 million. As of December 31, 2006, we had stock-based compensation expense of $273.7 million related to nonvested stock option awards not yet recognized, which is expected to be recognized over an estimated weighted average period of 2.0 years.

Valuation Assumptions

Fair values of awards granted under the stock option plans and ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility and expected award life. In connection with our adoption of SFAS 123R, we refined the methodologies used to derive our valuation model assumptions. To calculate the estimated fair value of the awards, we used the following assumptions:

	Year ended December 31,
	2006	2005	2004
Expected volatility:
Stock options	39%	44%	47%
ESPP	33%	44%	47%
Expected life in years:
Stock options	5.23	4.29	4.31
ESPP	1.24	1.24	1.48
Risk-free interest rate:
Stock options	4.7%	3.8%	3.0%
ESPP	4.9%	3.3%	1.9%
Expected dividend yield	0%	0%	0%

The fair value of stock options granted prior to the adoption of SFAS 123R was calculated using the multiple option approach while the fair value of stock options granted beginning January 1, 2006 was calculated using the single option approach.

Prior to the adoption of SFAS 123R, we used historical stock price volatility in connection with the Black-Scholes option valuation model. In connection with our adoption of SFAS 123R, we determined that a blend of historical volatility along with implied volatility for traded options on our common stock is a better reflection of our expected volatility.

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

17.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss), such as changes in the fair value of our outstanding effective cash flow hedges, changes in unrealized gains and losses on our available-for-sale securities and changes in our cumulative foreign currency translation account. Comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 is included in our consolidated statement of stockholders’ equity. The components of comprehensive income (loss) are shown net of related taxes where the underlying assets or liabilities are held in jurisdictions that are expected to generate a future tax benefit or liability.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The following reclassifications were recorded in connection with net realized gains (losses) on sales of securities and cash flow hedges that were previously included in comprehensive income (loss) (in thousands):

	Year ended December 31,
	2006	2005	2004
Net unrealized gain (loss) related to available-for-sale securities, net of tax (provision) benefit of $(3,809), $825 and $1,193 for 2006, 2005 and 2004, respectively	$5,958	$(1,291)	$(1,866)
Net unrealized gain (loss) related to cash flow hedges, net of tax (provision) benefit of $0, $(3,656) and $0 for 2006, 2005 and 2004, respectively	(30,611)	32,652	(26,549)
Reclassification adjustments, net of tax benefit of $7,464, $11 and $183 for 2006, 2005 and 2004, respectively	11,675	18	1,051

Other comprehensive income (loss)	$(12,978)	$31,379	$(27,364)

The balance of accumulated other comprehensive income, net of taxes, as reported on our Consolidated Balance Sheets consists of the following components (in thousands):

	Year ended December 31,
	2006	2005
Net unrealized gain (loss) on available-for-sale securities	$5,321	$(2,820)
Net unrealized gain (loss) on cash flow hedges	(15,401)	5,719
Net foreign currency translation gain	12,301	8,679

Accumulated other comprehensive income	$2,221	$11,578

18.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment, because our major products, Truvada, Viread, Atripla, Emtriva, Hepsera and AmBisome, which together accounted for substantially all of our total product sales for each of the three years ended December 31, 2006, 2005 and 2004, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods, and regulatory environment.

Product sales consist of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
HIV products:
Truvada	$1,194,292	$567,829	$67,865
Viread	689,356	778,783	782,915
Atripla	205,729	—	—
Emtriva	36,393	47,486	57,600

Total HIV product sales	2,125,770	1,394,098	908,380
Hepsera	230,531	186,532	112,525
AmBisome	223,031	220,753	211,688
Other	8,865	7,916	9,631

Total product sales	$2,588,197	$1,809,299	$1,242,224

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product-related contract revenue are attributed to countries based on ship-to location. Royalty and non-product related contract revenue are attributed to countries based on the location of the collaboration partner. Certain revenue amounts for 2004 have been reclassified between geographic regions to conform to the current period presentation.

	Year ended December 31,
	2006	2005	2004
United States	$1,467,322	$991,079	$657,902
Outside of the United States:
Switzerland	382,361	174,358	54,765
France	228,791	156,370	120,859
Spain	169,832	125,171	103,329
United Kingdom	157,387	120,259	88,327
Italy	149,399	106,482	72,038
Germany	126,428	104,003	59,910
Other European countries	172,951	143,852	104,645
Other countries	171,668	106,826	62,846

Total revenues outside of the United States	1,558,817	1,037,321	666,719

Total revenues	$3,026,139	$2,028,400	$1,324,621

At December 31, 2006, the net book value of our property, plant and equipment was $361.3 million. Approximately 80% of such assets are located in the United States. At December 31, 2006, the net book value of our property, plant and equipment in the United States and Canada were $288.6 million and $48.4 million, respectively, representing 93% of our total net book value of property, plant and equipment.

The following table summarizes revenues from our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Year ended December 31,
	2006	2005	2004
Cardinal Health, Inc.	17.8%	18.0%	17.3%
McKesson Corp	12.1%	11.8%	10.2%
F. Hoffmann-LA Roche Ltd	12.0%	*	*
AmerisourceBergen Corp.	11.1%	11.8%	10.9%

*	Amount less than 10%

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

19.	INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

		Year ended December 31,
		2006	2005	2004
Federal	Current	$430,611	$313,397	$20,790
	Deferred	2,551	(36,672)	141,218

		433,162	276,725	162,008
State	Current	99,721	91,943	16,883
	Deferred	(4,412)	(35,587)	20,654

		95,309	56,356	37,537
Foreign	Current	23,364	18,776	7,383
	Deferred	(85)	(3,979)	123

		23,279	14,797	7,506

Provision for income taxes		$551,750	$347,878	$207,051

Foreign pre-tax income was $461.6 million, $263.9 million and $83.9 million in 2006, 2005 and 2004, respectively. The cumulative unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, were approximately $404.8 million and $103.0 million as of December 31, 2006 and 2005, respectively. The residual U.S. tax liability, if such amounts were remitted, would be approximately $141.7 million and $36.0 million as of December 31, 2006 and 2005, respectively.

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for income taxes is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Income (loss) before provision for income taxes	$(638,207)	$1,161,792	$656,422

Tax at federal statutory rate	$(223,374)	$406,627	$229,748
State taxes, net of federal benefit	59,773	36,631	24,399
Foreign earnings at different rates	(116,843)	(36,413)	(8,607)
In-process R&D charge	837,918	—	—
Research and other credits	(21,600)	(2,299)	(4,986)
Net unbenefitted stock compensation	14,721	—	—
Benefit for qualified foreign earnings repatriation	—	(25,081)	—
Benefitted losses	—	(14,192)	(14,192)
Change in valuation allowance	—	(8,154)	(14,192)
Other	1,155	(9,241)	(5,119)

Provision for income taxes	$551,750	$347,878	$207,051

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$147,491	$49,273
Convertible note hedges	134,594	—
Capitalized intangibles	72,633	9,752
Research and other credit carryforwards	59,592	13,636
Reserves and accruals not currently deductible	30,967	21,629
Stock-based compensation	28,807	—
Depreciation related	26,828	17,734
Capitalized R&D expense	6,080	5,850
Other, net	78,867	53,672

Total deferred tax assets before valuation allowance	585,859	171,546
Valuation allowance	(23,188)	(16,131)

Total deferred tax assets	562,671	155,415

Deferred tax liabilities:
Unremitted foreign earnings	(14,216)	—
Other	(9,908)	(3,683)

Total deferred tax liabilities	(24,124)	(3,683)

Net deferred tax assets	$538,547	$151,732

We had a valuation allowance of $23.2 million and $16.1 million at December 31, 2006 and December 31, 2005, respectively. The valuation allowance increased (decreased) by $7.1 million, ($17.2) million and ($25.8) million for the years ended December 31, 2006, 2005 and 2004, respectively. We have concluded, based on the standard set forth in SFAS 109, that it is more likely than not that we will not realize the benefit from the deferred tax assets related to certain state net operating loss carryforwards. If released, $7.1 million of the valuation allowance will be credited to goodwill.

At December 31, 2006, we had U.S. federal net operating loss carryforwards of approximately $361.2 million. The federal net operating loss carryforwards will expire at various dates through 2026, if not utilized. We also had federal tax credit carryforwards of approximately $57.5 million which expire through 2026 if not utilized. In addition, we had state net operating loss and tax credit carryforwards of approximately $551.5 million and $3.2 million, respectively, on which a valuation allowance of $23.2 million was provided. The state net operating loss and tax credit carryforwards will expire at various dates through 2026 and 2025, respectively, if not utilized.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

The deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect the exercises in 2006. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant. These additional tax benefits were credited to APIC pursuant to SFAS 123R.

On October 22, 2004, the AJCA was signed into law. The AJCA allowed for a deduction of 85% of certain qualified foreign earnings that are repatriated, as defined in the AJCA. We elected to apply this provision to qualifying earnings repatriation in fiscal 2005. The earnings repatriation resulted in a one-time tax benefit of approximately $25.1 million, which included the reversal of the deferred tax liability previously accrued on unremitted foreign earnings of $13.1 million at December 31, 2004.

During 2006, the Internal Revenue Service (IRS) commenced an examination of our income tax returns for tax years 2003 and 2004. While we believe our positions comply with applicable laws, we record liabilities based upon SFAS No. 5, Accounting for Contingencies. If events occur which indicate that payment of these amounts are unnecessary, the reversal of these liabilities will result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense will result. We believe that we have provided adequate accruals for all anticipated tax audit adjustments based on our estimate of whether, and the extent to which, additional taxes and interest may be due.

20.	DEFERRED COMPENSATION PLANS

We maintain one retirement savings plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (Gilead Plan). Under the Gilead Plan, employees may contribute up to 60% of their eligible annual compensation, subject to IRS plan limits. We make matching contributions under the Gilead Plan. We contribute up to 50% of an employee’s first 6% of contributions up to an annual maximum match of $2,500 (increasing to $3,500 in 2007). Our total matching contribution expense under the Gilead Plan was $2.9 million in 2006, and $1.8 million in both 2005 and 2004.

We maintain a deferred compensation plan under which our directors and officers may defer compensation for income tax purposes. The deferred compensation plan is a non-qualified deferred compensation plan which is not subject to the qualification requirements under Section 401(a) of the Internal Revenue Code. Compensation deferred after December 31, 2004 is subject to the requirements of Section 409A of the Internal Revenue Code. Under the plan, officers may contribute up to 70% of their annual salaries and up to 100% of their annual bonus while directors may contribute up to 100% of their annual retainer fee. Amounts deferred by participants are deposited with a rabbi trust and are recorded in other noncurrent assets in our Consolidated Balance Sheets. Beginning in 2004, directors may also elect to receive all or a portion of their annual cash retainer in phantom shares, which gives the participant the right to receive an amount equal to the value of a specified number of shares over a specified period of time and which will be payable in shares of Gilead common stock (with partial shares paid out in cash) as established by the plan administrator. As of December 31, 2006, we had 7,893 phantom shares outstanding. Participants can elect one of several distribution dates available under the plan at which they will receive their deferred compensation payment.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following amounts are in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006(1)(2)
Total revenues	$692,878	$685,302	$748,733	$899,226
Gross profit on product sales	468,996	512,808	560,269	612,804
Total costs and expenses	321,226	319,987	691,193	2,452,486
Net income (loss)	262,704	265,150	(52,164)	(1,665,647)
Net income (loss) per share—basic	$0.57	$0.58	$(0.11)	$(3.62)
Net income (loss) per share—diluted	$0.55	$0.56	$(0.11)	$(3.62)
2005(3)(4)
Total revenues	$430,414	$495,269	$493,451	$609,266
Gross profit on product sales	342,796	385,189	401,706	419,282
Total costs and expenses(5)	206,937	217,771	245,201	249,424
Net income	157,113	195,967	179,232	281,602
Net income per share—basic	$0.35	$0.43	$0.39	$0.61
Net income per share—diluted	$0.34	$0.41	$0.38	$0.59

(1)	In the fourth quarter of 2006, we recognized a $2.04 billion charge for purchased IPR&D associated with our acquisitions.
(2)	In the third quarter of 2006, we recognized an acquisition-related charge of $355.6 million for purchased IPR&D.
(3)	In the fourth quarter of 2005, we recognized $80.7 million in royalty revenue relating to the resolution of our dispute with Roche.
(4)	In the fourth quarter of 2005, we recorded a one-time tax benefit of $25.1 million related to our repatriation of qualified foreign earnings under the AJCA.
(5)	In 2006, we reclassified $1.1 million, $0.7 million, $(1.6) million and $(2.2) million of foreign exchange transaction gains or losses as well as fair value changes on derivative instruments from SG&A expense to interest and other income, net for the first, second, third and fourth quarters of 2005, respectively.

GILEAD SCIENCES, INC.

Schedule II: Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2006:
Accounts receivable allowances(1)	$33,234	$178,391	$160,625	$51,000
Valuation allowance for deferred tax assets(2)	16,131	7,057	—	23,188

Year ended December 31, 2005:
Accounts receivable allowances(1)	$27,491	$114,810	$109,067	$33,234
Valuation allowance for deferred tax assets	33,349	—	17,218	16,131

Year ended December 31, 2004:
Accounts receivable allowances(1)	$25,607	$65,782	$63,898	$27,491
Valuation allowance for deferred tax assets	59,174	—	25,825	33,349

(1)	Allowances are for doubtful accounts, sales returns, cash discounts and chargebacks.
(2)	Valuation allowance for deferred tax assets includes $7.1 million related to our acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILEAD SCIENCES, INC.

By:	/s/ JOHN C. MARTIN
John C. Martin President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Martin and Gregg H. Alton, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. MARTIN John C. Martin	President and Chief Executive Officer, Director (Principal Executive Officer)	February 27, 2007

/s/ JOHN F. MILLIGAN John F. Milligan	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2007

/s/ JAMES M. DENNY James M. Denny	Chairman of the Board of Directors	February 27, 2007

/s/ PAUL BERG Paul Berg	Director	February 27, 2007

/s/ JOHN F. COGAN John F. Cogan	Director	February 27, 2007

/s/ ETIENNE F. DAVIGNON Etienne F. Davignon	Director	February 27, 2007

Signature	Title	Date

/s/ CARLA A. HILLS Carla A. Hills	Director	February 27, 2007

/s/ JOHN W. MADIGAN John W. Madigan	Director	February 27, 2007

/s/ GORDON E. MOORE Gordon E. Moore	Director	February 27, 2007

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Director	February 27, 2007

/s/ GAYLE E. WILSON Gayle E. Wilson	Director	February 27, 2007