Form 10-Q/A
period 2007-03-31
GILEAD SCIENCES INC
filed 2007-05-08
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2007: 466,916,711

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (the “Report”) filed with the Securities and Exchange Commission on May 4, 2007. This Form 10-Q/A is being filed for the sole purpose of correcting a typographical error on the cover page in the number of shares outstanding of the Registrant’s common stock as of April 30, 2007 which should be 466,916,711 instead of 416,916,711. In addition, the Registrant is also including Exhibits 31.1 and 31.2, as required by the filing of this Form 10-Q/A. This Form 10-Q/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: May 8, 2007	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2007	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

3

Exhibit Index

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

4