Form 10-Q
period 2007-06-30
GILEAD SCIENCES INC
filed 2007-08-09
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2007: 926,358,639

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD SCIENCES®, TRUVADA®, VIREAD®, EMTRIVA®, HEPSERA®, AMBISOME®, VISTIDE® and LETAIRIS™. ATRIPLA™ is a trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. MACUGEN® is a registered trademark belonging to OSI Pharmaceuticals, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Company. TAMIFLU® is a registered trademark belonging to F. Hoffmann-La Roche Ltd. FLOLAN® is a registered trademark of GlaxoSmithKline Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$701,648	$816,007
Short-term marketable securities	174,776	120,844
Accounts receivable, net	734,512	609,320
Inventories	573,340	564,145
Deferred tax assets	172,691	245,916
Prepaid expenses	50,089	50,111
Other current assets	40,118	22,863

Total current assets	2,447,174	2,429,206
Property, plant and equipment, net	391,016	361,299
Noncurrent portion of prepaid royalties	309,740	317,743
Noncurrent deferred tax assets	370,466	302,539
Long-term marketable securities	1,110,659	452,715
Goodwill	130,188	162,974
Other noncurrent assets	66,537	59,505

Total assets	$4,825,780	$4,085,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$265,264	$367,029
Accrued clinical and preclinical expenses	16,611	15,693
Accrued compensation and employee benefits	70,036	75,659
Income taxes payable	60,466	26,654
Other accrued liabilities	320,137	242,717
Deferred revenue	18,906	17,777
Current portion of other long-term obligations	305	18,747

Total current liabilities	751,725	764,276
Long-term deferred revenue	65,977	61,049
Convertible senior notes	1,300,000	1,300,000
Other long-term obligations	107,335	91,847
Minority interest in joint venture	111,680	53,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 1,400,000 shares authorized; 925,569 and 922,245 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively (2)	926	922
Additional paid-in capital	3,014,062	2,703,938
Accumulated other comprehensive income (loss)	(6,050)	2,221
Accumulated deficit	(519,875)	(891,363)

Total stockholders’ equity	2,489,063	1,815,718

Total liabilities and stockholders’ equity	$4,825,780	$4,085,981

(1)	The condensed consolidated balance sheet at December 31, 2006 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
(2)	The number of shares for all periods presented reflects the two-for-one stock split in the form of a stock dividend having a record date of May 24, 2007 and taking effect on June 22, 2007.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$905,058	$590,691	$1,745,283	$1,150,044
Royalty revenue	135,747	85,317	316,209	214,746
Contract and other revenues	7,284	9,294	15,027	13,390

Total revenues	1,048,089	685,302	2,076,519	1,378,180

Costs and expenses:
Cost of goods sold	183,131	77,883	354,769	168,240
Research and development	135,931	90,536	266,021	178,936
Selling, general and administrative	186,179	151,568	352,737	294,037

Total costs and expenses	505,241	319,987	973,527	641,213

Income from operations	542,848	365,315	1,102,992	736,967
Interest and other income, net	27,689	37,360	50,793	65,885
Interest expense	(2,707)	(5,207)	(7,254)	(8,931)
Minority interest in joint venture	2,401	1,244	4,554	2,238

Income before provision for income taxes	570,231	398,712	1,151,085	796,159
Provision for income taxes	162,301	133,562	335,748	268,305

Net income	$407,930	$265,150	$815,337	$527,854

Net income per share—basic (1)	$0.44	$0.29	$0.88	$0.57

Shares used in per share calculation—basic (1)	931,677	915,009	929,322	918,908

Net income per share—diluted (1)	$0.42	$0.28	$0.85	$0.55

Shares used in per share calculation—diluted (1)	967,928	952,434	964,614	958,007

(1)	Net income per share and the number of shares used in the per share calculations for all periods presented reflect the two-for-one stock split in the form of a stock dividend having a record date of May 24, 2007 and taking effect on June 22, 2007.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$815,337	$527,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,971	13,706
Amortization	10,311	10,127
Stock-based compensation expense	105,101	66,400
Excess tax benefits from stock-based compensation	(68,861)	(50,499)
Tax benefits from employee stock plans	81,706	62,751
Deferred income taxes	39,804	(13,344)
Asset impairment	—	7,883
Write-down of inventory	—	6,820
Minority interest in joint venture	(4,554)	(2,238)
Other non-cash transactions	9,752	13,859
Changes in operating assets and liabilities:
Accounts receivable, net	(115,322)	(82,961)
Inventories	(6,088)	(106,459)
Prepaid expenses and other assets	(19,506)	(613)
Accounts payable	(101,783)	82,909
Income taxes payable	112,778	(37,235)
Accrued liabilities	58,368	(10,611)
Deferred revenue	6,057	(3,161)
Minority interest in joint venture	63,143	2,605

Net cash provided by operating activities	1,002,214	487,793

INVESTING ACTIVITIES:
Purchases of marketable securities	(1,680,889)	(1,534,693)
Proceeds from sales of marketable securities	865,326	444,389
Proceeds from maturities of marketable securities	90,640	265,411
Purchases of non-marketable equity securities	—	(56,244)
Capital expenditures and other	(46,830)	(33,584)

Net cash used in investing activities	(771,753)	(914,721)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock	148,487	77,904
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,276,242
Proceeds from sale of warrants	—	235,495
Purchases of convertible note hedges	—	(379,145)
Repurchases of common stock	(454,888)	(544,943)
Repayments of long-term debt and other obligations	(99,248)	(101,276)
Excess tax benefits from stock-based compensation	68,861	50,499

Net cash provided by (used in) financing activities	(336,788)	614,776

Effect of exchange rate changes on cash	(8,032)	(11,312)

Net change in cash and cash equivalents	(114,359)	176,536
Cash and cash equivalents at beginning of period	816,007	707,913

Cash and cash equivalents at end of period	$701,648	$884,449

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Gilead Sciences, Inc. (Gilead, we or our) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

Preparing financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Management evaluates its estimates on an on-going basis, including those related to revenue recognition, allowance for doubtful accounts, inventories, prepaid royalties, clinical trial accruals, income tax provision and stock-based compensation. We base our estimates on historical experience and on various other market-specific or other relevant assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly owned subsidiaries and our joint venture with Bristol-Myers Squibb Company (BMS), of which we are the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities. We record a minority interest in our Condensed Consolidated Financial Statements to reflect BMS’s interest in the joint venture. Significant intercompany transactions have been eliminated.

On June 22, 2007, we completed a two-for-one stock split in the form of a stock dividend to stockholders of record as of May 24, 2007. Accordingly, all share and per share amounts for all periods presented in these notes to Condensed Consolidated Financial Statements have been retroactively adjusted to reflect this stock split.

The accompanying financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC).

Earnings Per Share

Basic earnings per share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of the warrants relating to the convertible senior notes due in 2011 (2011 Notes) and the convertible senior notes due in 2013 (2013 Notes) (collectively, the Notes) are determined under the treasury stock method.

The Notes are considered to be Instrument C securities as defined by Emerging Issues Task Force (EITF) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (EITF 90-19); therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation. The potential dilutive shares of our common stock resulting from the assumed settlement of the conversion spread of the Notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during the period exceeds $38.75 and $38.10 for the 2011 Notes and 2013 Notes, respectively. The average share price of our common stock during the three and six months ended June 30, 2006 and the six months ended June 30, 2007 did not exceed either of the respective conversion prices of the Notes.

Warrants to purchase 33.8 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2007, but were not included in the computation of diluted earnings per share because the warrants’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Warrants to purchase 24.9 million and 12.5 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the warrants’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

Stock options to purchase approximately 14.2 million and 14.6 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Stock options to purchase approximately 15.2 million and 12.5 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$407,930	$265,150	$815,337	$527,854

Denominator:
Weighted-average shares of common stock outstanding used in calculation of basic earnings per share	931,677	915,009	929,322	918,908
Effect of dilutive securities:
Stock options and equivalents	34,566	37,425	35,292	39,099
Conversion spread related to convertible senior notes	1,685	—	—	—

Weighted-average shares of common stock outstanding used in calculation of diluted earnings per share	967,928	952,434	964,614	958,007

2. INVENTORIES

Inventories are summarized as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$167,832	$361,584
Work in process	187,352	46,163
Finished goods	218,156	156,398

Total inventories	$573,340	$564,145

As of June 30, 2007 and December 31, 2006, included in our total inventories were $368.2 million and $298.6 million, respectively, of efavirenz, the active pharmaceutical ingredient in Sustiva, which the joint venture purchased from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market.

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

During the six months ended June 30, 2007, we completed our review of the acquired federal net operating loss carryforwards available to us and our assessment of the tax deductibility of certain acquisition-related transaction costs in accordance with SFAS 141 and EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, which resulted in an increase to net deferred tax assets. We also recognized a reduction to income taxes payable related to the exercise during the six months ended June 30, 2007 of stock options assumed from Myogen that were vested as of the acquisition date, which resulted in a decrease in the aggregate purchase price. As a result, our updated allocation of aggregate purchase price is as follows (in thousands):

Purchased in-process research and development	$2,058,500
Net deferred tax assets	180,827
Net tangible assets	109,994
Goodwill	72,953

Total purchase price	$2,422,274

This updated purchase price allocation is still preliminary and has not been finalized in that we anticipate further adjustments to the purchase price due to the exercise in future periods of stock options assumed from Myogen that were vested as of the acquisition date. Material changes, if any, to the purchase price allocation summarized above will be reported as the related uncertainties are resolved.

In June 2007, after receiving approval from the U.S. Food and Drug Administration, we began marketing Letairis (ambrisentan) for the treatment of pulmonary arterial hypertension. Ambrisentan was one of the in-process research and development programs that we obtained in the acquisition of Myogen.

4. GLAXOSMITHKLINE INC.

As a result of our acquisition of Myogen, we assumed all rights to the March 2006 license agreement and distribution and supply agreement between Myogen and GlaxoSmithKline Inc. (GSK). Under the terms of the license agreement, GSK received an exclusive sublicense to our rights to ambrisentan for certain hypertensive conditions in territories outside of the United States. We received an up-front payment and, subject to the achievement of specific milestones, we will be eligible to receive additional milestone payments. In addition, we will be entitled to receive tiered royalties based on net commercial sales of ambrisentan in the GSK territory. GSK has an option to negotiate for an exclusive sublicense to additional therapeutic uses for ambrisentan in the GSK territory during the term of the license agreement. We will continue to conduct, and bear the expenses of, all clinical development activities that we believe are required to obtain and maintain regulatory approvals for ambrisentan in the United States, Canada and the European Economic Area and each party may conduct additional development activities in its territory at its own expense. The parties may agree to jointly develop ambrisentan for new indications in the licensed field and each party will pay its share of external costs associated with such joint development. In March 2007, we received a milestone payment of $11.0 million from GSK for validation by the European Medicines Agency of the marketing authorization application for ambrisentan for the treatment of pulmonary arterial hypertension. This milestone and the up-front license payment have been recorded as deferred revenue and are being amortized to contract revenue over the period for which we have performance obligations under the agreement, which is approximately eight years.

5. CREDIT FACILITIES

In December 2005, we entered into an agreement with a syndicate of banks for a five-year $500.0 million senior credit facility. The $500.0 million facility consisted of an uncollateralized $300.0 million term loan, which was entered into by Gilead Biopharmaceutics Ireland Corporation (GBIC), one of our wholly-owned Irish subsidiaries, and an uncollateralized $200.0 million revolving credit facility, which was entered into by the U.S. parent company, Gilead Sciences, Inc. The proceeds from the term loan were used by GBIC in December 2005 to facilitate a cash dividend distribution of $280.0 million to the U.S. parent company as part of the repatriation of our qualified foreign earnings under the provisions of the American Jobs Creation Act.

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

Under the terms of the revolving credit facility, interest is accrued and payable at a rate of LIBOR plus a tiered contractual rate of up to 50 basis points and is payable quarterly in arrears. The U.S. parent company can prepay any outstanding borrowings, together with accrued interest on the prepaid principal, at any time in whole or in part without penalty or premium. Any outstanding interest or principal at December 2010 is payable on demand. We have the ability to irrevocably cancel any unutilized portion of the revolving credit facility, in whole or in part. Any proceeds obtained under the revolving credit facility are expected to be used for working capital, capital expenditures and other general corporate purposes, including the issuance of letters of credit up to $25.0 million. Gilead Vintage Park, LLC is the guarantor. In March 2007, the revolving credit facility was increased to $500.0 million as a result of our repayment of all remaining amounts due on our term loan. As of June 30, 2007, there were no amounts outstanding under the term loan or the revolving credit facility.

6. CONTINGENCIES

A number of states, counties and municipalities have filed complaints alleging that a large number of pharmaceutical company defendants, including Gilead in some instances, reported inaccurate prices for their products, causing the governmental entity named as the plaintiff to overpay for pharmaceutical products furnished to participants in the Medicaid program. To our knowledge, we are currently named in one case, County of Orange v. Abbott Laboratories, Inc. et al., filed on April 5, 2007 and currently pending in the United States District Court for the District of Massachusetts. The complaint asserts claims under state and federal law and seeks damages (and, in some cases, treble damages) and attorneys’ fees. We intend to defend this case vigorously. This case is at a preliminary stage and it is not possible to predict the outcome. As such, no amounts have been accrued related to the outcome of this case.

On May 12, 2006, the United States District Court for the Northern District of California executed orders dismissing in its entirety and with prejudice the fourth consolidated amended complaint associated with a purported class action lawsuit against Gilead and our Chief Executive Officer; Chief Operating Officer and Chief Financial Officer; former Executive Vice President of Operations; Executive Vice President of Research and Development and Chief Scientific Officer; Senior Vice President of Manufacturing; and Senior Vice President of Research, alleging that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the SEC, by making certain alleged false and misleading statements. The plaintiffs have appealed the dismissal.

On September 29, 2006, we received service of an amended complaint adding us as a defendant in Colahan v. Ward, et al., a case filed in the Superior Court of the District of Columbia. In 1987, the plaintiff in this action was diagnosed with HIV although he was not infected with HIV, and from 1999 to 2000, he participated in certain of our emtricitabine clinical trials. He alleged we were negligent in our conduct of this clinical trial and sought damages against all defendants, jointly and severally. On June 18, 2007, a jury found that we were not liable to the plaintiff based on a statute of limitations defense. On July 2, 2007, judgment was entered in our favor. On July 13, 2007, cross claims against us were also dismissed.

On November 29, 2006, we received a subpoena from the United States Attorney’s Office in San Francisco requesting documents regarding our marketing and medical education programs for Truvada, Viread and Emtriva. We have complied with the U.S. Attorney’s subpoena and intend to cooperate in any related government investigation.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, consolidated results of operations or financial position.

7. STOCK-BASED COMPENSATION

Stock Option Plan

In May 2007, our stockholders approved an amendment to the Gilead Sciences, Inc. 2004 Equity Incentive Plan (Incentive Plan) to increase the number of shares authorized and reserved for issuance under the Incentive Plan by an additional 6,000,000 shares of our common stock. As of June 30, 2007, there were 40,549,100 shares remaining and available for future grant under the Incentive Plan.

Employee Stock Purchase Plan

In May 2007, our stockholders approved amendments to the Gilead Sciences, Inc. Employee Stock Purchase Plan (ESPP) to increase the number of shares authorized and reserved for issuance under the ESPP by an additional 8,000,000 shares of our common stock and extend the term of the ESPP for an additional ten years until January 22, 2017. As of June 30, 2007, there were 9,970,229 shares remaining and available for issuance under the ESPP.

Performance Shares

In January 2007, we granted 369,680 performance-based share awards (allotted performance shares) under the Incentive Plan. Subject to our achievement of specified market and performance goals relative to a pre-determined peer group, these awards will vest over a three-year period. The actual number of performance shares that we will ultimately issue will be calculated by multiplying the number of allotted performance shares by a payout percentage ranging from 0% to 200%. Performance shares will vest only when a committee (or subcommittee) of our Board of Directors has determined that we have achieved our specified market and performance goals. The fair value of the market-related component of the performance shares is estimated at grant date using a Monte Carlo valuation methodology, and the fair value of the performance-related component of the performance shares is equivalent to the grant-date fair value of our common stock. Stock-based compensation for these performance shares is recognized as expense over the requisite performance periods using a straight-line expense attribution approach reduced for estimated forfeitures. The weighted-average grant-date fair value of the performance shares was $34.80 per share. As of June 30, 2007, none of the performance shares had vested.

Stock-based Compensation Expense

The table below summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$2,682	$2,526	$5,212	$5,713
Research and development expenses	16,661	12,892	37,769	24,842
Selling, general and administrative expenses	28,464	21,349	62,120	35,845

Stock-based compensation expense included in total costs and expenses	47,807	36,767	105,101	66,400
Income tax effect	(13,547)	(9,046)	(30,655)	(15,175)

Stock-based compensation expense included in net income	$34,260	$27,721	$74,446	$51,225

8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In March 2006, our Board of Directors authorized a program for the repurchase of our common stock in an amount of up to $1.0 billion over a two-year period through open market and private block transactions pursuant to Rule 10b5-1 plans or privately negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements. In April 2006, we repurchased and retired 16.7 million shares of our common stock at $32.57 per share for an aggregate purchase price of $544.9 million. In May and June 2007, we repurchased and retired an aggregate of 11.2 million shares of our common stock at an average purchase price of $40.51 per share for an aggregate purchase price of $454.9 million. The stock repurchase program expires in March 2008, but we do not intend to make any further repurchases of our common stock under the program.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (APIC) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings (accumulated deficit). As a result of our stock repurchases in May and June 2007, we reduced common stock and APIC by $25.1 million and charged $429.8 million to accumulated deficit.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$407,930	$265,150	$815,337	$527,854
Net foreign currency translation gain	273	533	278	424
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	3,817	(8,388)	4,628	(14,651)
Net unrealized loss on available-for-sale securities, net of related tax effects	(5,089)	(5,041)	(13,177)	(12,720)

Comprehensive income	$406,931	$252,254	$807,066	$500,907

9. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All of our products are included in one segment, because our major products, Truvada, Atripla, Viread, Emtriva, Hepsera and AmBisome, which collectively accounted for substantially all of our total product sales for each of the three and six months ended June 30, 2007 and 2006, have similar economic and other characteristics, including the nature of the products, production processes, type of customers, distribution methods, and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
HIV products:
Truvada	$385,360	$299,255	$731,298	$548,201
Atripla	212,384	—	402,567	—
Viread	154,897	167,441	315,575	359,217
Emtriva	9,604	8,665	17,927	18,627

Total HIV products	762,245	475,361	1,467,367	926,045
Hepsera	75,173	56,844	146,517	109,499
AmBisome	64,754	55,628	126,256	109,428
Other	2,886	2,858	5,143	5,072

Total product sales	$905,058	$590,691	$1,745,283	$1,150,044

Product sales and product-related contract and other revenues are attributed to countries based on ship-to location. Royalty and non-product related contract and other revenues are attributed to countries based on the location of the collaboration partner. The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$512,550	$331,393	$1,006,753	$631,987

Outside of the United States:
Switzerland	129,037	77,144	302,944	196,089
France	84,650	53,969	154,106	102,284
Spain	60,131	42,224	115,478	77,369
United Kingdom	54,536	36,475	104,077	71,518
Italy	52,158	38,674	101,646	73,889
Germany	32,196	32,124	65,362	61,038
Other European countries	50,073	43,062	103,052	91,117
Other countries	72,758	30,237	123,101	72,889

Total revenues outside of the United States	535,539	353,909	1,069,766	746,193

Total revenues	$1,048,089	$685,302	$2,076,519	$1,378,180

The following table summarizes revenues from our customers and collaboration partner who each individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cardinal Health, Inc.	19%	17%	20%	17%
AmerisourceBergen Corp.	10%	11%	10%	11%
McKesson Corp.	14%	12%	14%	12%
F. Hoffmann-La Roche Ltd.	12%	11%	14%	14%

10. INCOME TAXES

Our income tax rate was 28.5% and 29.2% for the three and six months ended June 30, 2007, respectively. Our income tax rates differ from the U.S. federal statutory rate of 35% primarily due to state taxes, offset by tax credits and certain earnings from operations in foreign tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, as well as the finalization of certain purchase accounting adjustments related to the Corus Pharma, Inc. and Myogen acquisitions. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

On January 1, 2007, we adopted FIN 48 and adjusted our liability for unrecognized tax benefits by $14.1 million with a corresponding charge to the opening balance of accumulated deficit, as permitted under FIN 48. As of the date of adoption, we had total federal, state, and foreign unrecognized tax benefits of $86.2 million recorded in other long-term obligations on our Condensed Consolidated Balance Sheet, including accrued liabilities related to interest and penalties of $4.0 million. Of the total unrecognized tax benefits, $78.0 million, if recognized, would reduce our effective tax rate in the period of recognition. As permitted under the provisions of FIN 48, we will continue to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Condensed Consolidated Statements of Income. With respect to the unrecognized tax benefits, we are currently unable to make a reasonably reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities. During the three and six months ended June 30, 2007, we recognized $0.8 million and $2.2 million in interest and penalties, respectively.

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

11. SUBSEQUENT EVENT

On August 2, 2007, Gilead Sciences Limited (GSL), one of our wholly-owned Irish subsidiaries, entered into a stock purchase agreement with Nycomed GmbH, a Germany-based pharmaceutical company. Under the terms of this agreement and subject to certain closing conditions, we will acquire Nycomed Limited, the wholly-owned Irish subsidiary of Nycomed GmbH, for €33.9 million (approximately $46.5 million). The companies expect to close the transaction in the third quarter of 2007. Nycomed Limited currently conducts manufacturing and tabletting operations in the Cork facility. We intend to transfer certain of our current operations from our Dublin, Ireland site to this facility and utilize the site primarily for solid dose manufacturing of existing and future products and European Union-based product packaging.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006, and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2007 and other disclosures (including the disclosures under “Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Executive Summary

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life-threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Australia. Currently, we market Truvada® (emtricitabine and tenofovir disoproxil fumarate), Atripla™ (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) for the treatment of chronic hepatitis B infection; AmBisome® (amphotericin B) liposome for injection for the treatment of fungal infection; Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection; and Flolan® (epoprostenol sodium) for the treatment of pulmonary hypertension. In June 2007, we received approval from the U.S. Food and Drug Administration (FDA) and began marketing Letairis™ (ambrisentan), which we obtained from the Myogen, Inc. (Myogen) acquisition, for the treatment of pulmonary arterial hypertension (PAH). F. Hoffmann-La Roche Ltd. (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. OSI Pharmaceuticals, Inc. markets Macugen® (pegaptanib sodium injection) in the United States and Europe for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us.

Our operating results for the second quarter of 2007 were led by strong product sales of $905.1 million including HIV product sales (Truvada, Atripla, Viread and Emtriva) of $762.2 million. HIV product sales, which grew by 60% in the second quarter of 2007 over the comparable period in 2006, were the key driver for total product sales growth of 53% in the second quarter of 2007 over the same comparable period in 2006. Hepsera product sales for the second quarter of 2007 increased 32% from the second quarter of 2006, primarily driven by sales volume growth in the United States and Europe. AmBisome product sales in the second quarter of 2007 increased by 16% compared to the second quarter of 2006 primarily driven by sales volume growth across major European countries, as well as a favorable foreign currency exchange impact. Under our collaborations with corporate partners, we recognized $135.7 million in royalty revenue in the second quarter of 2007, of which $123.1 million related to royalties received from first quarter 2007 sales of Tamiflu by Roche. Tamiflu royalties increased by 68% from the same period in 2006 due to increased sales of Tamiflu by Roche.

During the second quarter of 2007, we continued to make progress on the development of compounds and drug candidates in-licensed from our collaboration partners. In the hepatitis B area, we announced in June 2007 that both the first and second Phase 3 clinical trials of Viread for chronic hepatitis B met their respective primary efficacy endpoints. We intend to file a new drug application (NDA) with the FDA, as well as a marketing authorization application (MAA) with the European Medicines Agency (EMEA) in the fourth quarter of 2007. In the cardiopulmonary area, we continued to enroll patients in our first Phase 3 clinical study for darusentan for the treatment of resistant hypertension, a program we obtained from the Myogen acquisition. We commenced a second Phase 3 clinical study for the same indication during the second quarter of this year. In the respiratory area, in May 2007, we announced the achievement of the primary efficacy endpoint for our second Phase 3 clinical study of aztreonam lysine for inhalation, an inhaled antibiotic for the treatment of patients with cystic fibrosis who have pulmonary infection with Pseudomonas aeruginosa. Based on the successful completion of both pivotal studies, we intend to submit an NDA with the FDA in the second half of this year.

During the second quarter of 2007, we repurchased $454.9 million of our common stock under our stock repurchase program, completing the $1.0 billion stock repurchase program authorized by our Board of Directors in March 2006. In June 2007, we completed a two-for-one stock split of our outstanding common stock in the form of a stock dividend to stockholders of record as of the close of business on May 24, 2007. Accordingly, all share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect this stock split.

Our cash, cash equivalents and marketable securities grew by $597.5 million in the first half of 2007, primarily driven by our operating cash flows of $1.0 billion during the first half of 2007, partially offset by our repurchase of $454.9 million of our common stock as discussed above. Our existing cash, cash equivalents and marketable securities will allow us to further our corporate development initiatives, as well as to meet our ongoing working capital and infrastructure needs.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2007 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006, other than as disclosed herein.

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

Results of Operations

Total Revenues

We had total revenues of $1.05 billion for the quarter ended June 30, 2007 compared with $685.3 million for the quarter ended June 30, 2006. Total revenues were $2.08 billion for the first half of 2007 and $1.38 billion for the same period in 2006. Included in total revenues are product sales, royalty revenue, and contract and other revenues.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands, except percentages):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
HIV products:
Truvada	$385,360	$299,255	29%	$731,298	$548,201	33%
Atripla	212,384	—	—	402,567	—	—
Viread	154,897	167,441	(7)%	315,575	359,217	(12)%
Emtriva	9,604	8,665	11%	17,927	18,627	(4)%

Total HIV products	762,245	475,361	60%	1,467,367	926,045	58%
Hepsera	75,173	56,844	32%	146,517	109,499	34%
AmBisome	64,754	55,628	16%	126,256	109,428	15%
Other	2,886	2,858	1%	5,143	5,072	1%

Total product sales	$905,058	$590,691	53%	$1,745,283	$1,150,044	52%

Total product sales increased by 53% and 52% for the three and six months ended June 30, 2007, respectively, compared to the three and six months ended June 30, 2006, primarily due to an overall increase in our HIV product sales volume during these periods.

HIV Products

HIV product sales for the quarter ended June 30, 2007 were $762.2 million, an increase of 60% compared to the quarter ended June 30, 2006. HIV product sales for the first half of 2007 were $1.47 billion, an increase of 58% from $926.0 million in the first half of 2006. These increases were primarily driven by HIV product sales volume growth.

•	Truvada

Truvada sales were $385.4 million in the second quarter of 2007, an increase of 29% compared to the second quarter of 2006. Truvada sales were $731.3 million for the first half of 2007, an increase of 33% compared to the same period in 2006. The increases in sales for the three and six months ended June 30, 2007 compared to the same periods in the prior year were primarily driven by strong sales volume growth in Europe and Latin America, as well as a favorable foreign currency exchange impact, partially offset by lower sales volume in the United States.

•	Atripla

Atripla was approved for sale in the United States in July 2006 and Atripla sales accounted for 28% of our second quarter 2007 HIV product sales. Atripla sales were $212.4 million in the second quarter of 2007 and $402.6 million for the first half of 2007. We consolidate 100% of Atripla product sales because we are the primary beneficiary of our joint venture with Bristol-Myers Squibb Company (BMS). As a result, approximately $78.5 million and $148.9 million of these revenues related to Sustiva® (efavirenz) for the second quarter and first half of 2007, respectively. We are currently seeking approval of Atripla for sale in the European Union.

•	Viread

Viread sales were $154.9 million in the second quarter of 2007, a seven percent decrease from $167.4 million in the second quarter of 2006. Viread sales were $315.6 million for the first half of 2007, a 12% decrease from $359.2 million for the same period in 2006. The decrease in sales for the three and six months ended June 30, 2007 compared to the same periods in the prior year was primarily due to lower sales volume in the United States and Europe, partially offset by a favorable foreign exchange impact and increased sales volume in Latin America.

Hepsera

Hepsera sales increased by 32% in the second quarter of 2007 compared to the second quarter of 2006. Hepsera sales increased by 34% for the first half of 2007 compared to the same period in 2006. The increase in sales for the three and six months ended June 30, 2007 compared to the same periods in the prior year was primarily driven by increased sales volume across all major geographic regions where the product is sold.

AmBisome

Sales of AmBisome increased by 16% in the second quarter of 2007 compared to the second quarter of 2006. Sales of AmBisome increased by 15% for the first half of 2007 compared to the same period in 2006. The increase in sales for the three and six months ended June 30, 2007 compared to the same periods in the prior year was primarily driven by sales volume growth in Europe as well as a favorable foreign currency exchange impact.

For the full year 2007, we expect total product sales of our currently marketed products to increase from 2006 levels as we continue to expand our sales and marketing efforts.

Royalty Revenue

The following table summarizes the period over period changes in our royalty revenue (in thousands, except percentages):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Royalty revenue	$135,747	$85,317	59%	$316,209	$214,746	47%

Royalty revenue for the second quarter of 2007 was $135.7 million, an increase of 59% compared to the second quarter of 2006. Royalty revenue for the first half of 2007 was $316.2 million, an increase of 47% compared to the first half of 2006. The increase in the royalty revenue for the three and six months ended June 30, 2007 was primarily driven by the recognition of Tamiflu royalties from Roche of $123.1 million and $291.0 million, respectively, compared to Tamiflu royalties from Roche of $73.3 million and $188.6 million recognized in the three and six months ended June 30, 2006, respectively. The increase in Tamiflu royalties is due to the higher underlying Tamiflu sales recorded by Roche for the current periods compared to the same periods last year, including sales related to pandemic planning initiatives worldwide. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which the product is sold.

Contract and Other Revenues

The following table summarizes the period over period changes in our contract and other revenues (in thousands, except percentages):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Contract and other revenues	$7,284	$9,294	(22)%	$15,027	$13,390	12%

Contract and other revenues totaled $7.3 million in the second quarter of 2007, a decrease of 22% compared to the second quarter of 2006. Contract and other revenues totaled $15.0 million in the first half of 2007, an increase of 12% compared to the same period in 2006. During the three and six months ended June 30, 2007, contract and other revenues consisted primarily of net product distribution service revenue of $1.4 million and $3.6 million, respectively, that we received from GlaxoSmithKline, Inc. (GSK) from our sales of Flolan, revenue earned from various contract manufacturing projects as well as the amortization of previously deferred milestone and other revenues.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our total product sales and cost of goods sold (each, in thousands, except percentages) and our product gross margin:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Total product sales	$905,058	$590,691	53%	$1,745,283	$1,150,044	52%
Cost of goods sold	$183,131	$77,883	135%	$354,769	$168,240	111%
Product gross margin	80%	87%		80%	85%

Our product gross margin for the second quarter of 2007 was 80%, compared to 87% for the same quarter in 2006. Our product gross margin for the first half of 2007 was 80%, compared to 85% for the same period in 2006. The lower product gross margins for the three and six months ended June 30, 2007 compared to the same periods in the prior year were primarily due to product mix changes, especially as Atripla, which has a lower product gross margin, became a larger proportion of our product sales. Our product gross margin for the first quarter of 2006 also included the impact of a $6.8 million write-down of inventory for our Gilead Access Program to its estimated net realizable value.

Atripla product sales decreased our product gross margin, without a corresponding impact to our product gross profit. As the primary beneficiary of our joint venture with BMS, we consolidate 100% of Atripla product sales but only benefit from the product gross margin on the Truvada portion of Atripla. The Sustiva portion of Atripla product sales carries a zero product gross profit since the joint venture purchases the active pharmaceutical ingredient for Sustiva from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market.

We expect our product gross margin for the full year of 2007 to be lower than that of 2006, driven primarily by the higher mix of Atripla product sales, which include the Sustiva portion at zero product gross profit.

Research and Development Expenses

The following table summarizes the period over period changes in our research and development (R&D) expenses into these major components (in thousands, except percentages):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Research	$29,763	$21,871	36%	$59,956	$40,236	49%
Clinical development	85,970	55,226	56%	164,281	110,745	48%
Pharmaceutical development	20,198	13,439	50%	41,784	27,955	49%

Total research and development	$135,931	$90,536	50%	$266,021	$178,936	49%

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by clinical research organizations, materials and supplies, licenses fees and overhead allocations consisting of various support and facilities related costs. Our R&D activities are separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1, 2, 3 and 4 clinical trials. Pharmaceutical development expenses consist of costs for product formulation and chemical analysis.

R&D expenses for the second quarter of 2007 increased by $45.4 million compared to the same quarter in 2006, primarily due to increased contract service and clinical study expenses of $23.6 million relating to clinical, product development and research activities in our respiratory and cardiopulmonary programs, as well as higher headcount which increased compensation and benefits expenses by $16.8 million.

R&D expenses for the first half of 2007 increased by $87.1 million compared to the same period in 2006, primarily due to increased contract service and clinical study expenses of $43.4 million relating to clinical, product development and research activities in our respiratory and cardiopulmonary programs, as well as higher headcount which increased compensation and benefits expenses by $36.1 million.

We expect R&D expenses for the full year of 2007 to be higher than that of 2006, reflecting increased spending on our research, clinical and pharmaceutical development activities in the respiratory and cardiopulmonary areas.

Selling, General and Administrative Expenses

The following summarizes the period over period changes in our selling, general and administrative (SG&A) expenses (in thousands, except percentages):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2007	2006		2007	2006
Selling, general and administrative	$186,179	$151,568	23%	$352,737	$294,037	20%

SG&A expenses for the second quarter of 2007 increased by $34.6 million compared to the same quarter in 2006, primarily due to higher headcount which increased compensation and benefits expenses of $20.7 million, as well as increased marketing and promotional expenses of $5.7 million, including those related to our launch of Letairis for the treatment of PAH.

SG&A expenses for the first half of 2007 increased by $58.7 million compared to the same period in 2006, primarily due to higher headcount which increased compensation and benefits expenses by $49.7 million, as well as increased marketing and promotional expenses of $9.1 million which included those related to our launch of Letairis. SG&A expenses in the first half of 2006 included the write-off of certain capital assets of $7.9 million related to renovations at our corporate headquarters.

We expect SG&A expenses for the full year of 2007 to be higher than that of 2006, primarily due to increased administrative activities and sales and marketing efforts to support our business growth, sales force expansion relating to the launch of Letairis in the United States, ongoing investment in our global commercial organization through additional hiring and promotional programs and incremental operating expenses associated with our acquisitions of Myogen and Corus Pharma, Inc. (Corus) in 2006.

Purchased In-process Research and Development Expense

In connection with our acquisitions of Myogen and Corus in 2006, we recorded purchased in-process research and development (IPR&D) expense of $2.06 billion and $335.6 million, respectively, for the year ended December 31, 2006.

The purchased IPR&D expense for Myogen represented the estimated fair value of Myogen’s incomplete R&D programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition. A summary of these programs at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Ambrisentan	An orally active, non-sulfonamide, propanoic acid-class, endothelin receptor antagonist (ERA) for the treatment of PAH.	Phase 3 clinical trials were completed prior to the acquisition date. We filed an NDA with the FDA in December 2006 and, in June 2007, the FDA approved Letairis for the treatment of PAH in the United States. Additionally, in March 2007, the EMEA validated the MAA for ambrisentan for the treatment of PAH, filed by our collaboration partner, GSK.	$1,413.7
Darusentan	An orally active ETA-selective ERA for the treatment of resistant hypertension.	In Phase 3 clinical development as of the acquisition date and the date of this filing.	$644.5

The estimated fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value of the purchased IPR&D using a present value discount rate of 14%, which is based on the estimated internal rate of return for Myogen’s operations, and is comparable to the estimated weighted average cost of capital for companies with Myogen’s profile and represents the rate that market participants would use to value the purchased IPR&D. We compensated for the differing phases of development of ambrisentan and darusentan by probability-adjusting our estimation of the expected future cash flows associated with each product. We then determined at that time the present value of the expected future cash flows using the discount rate of 14%. The projected cash flows from the ambrisentan and darusentan programs were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the development and approval of the related product candidates; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets.

The remaining efforts for completing Myogen’s darusentan IPR&D program primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that darusentan, purchased from Myogen, will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired product candidate under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of this product candidate if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of this project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

The purchased IPR&D expense for Corus represented the estimated fair value of Corus’s incomplete inhaled aztreonam lysine for cystic fibrosis R&D program that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition. A description of this program at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Inhaled aztreonam lysine for cystic fibrosis	Aztreonam formulation for inhalation to be used against Gram-negative bacteria that cause lung infections in patients with cystic fibrosis.	In Phase 3 clinical trials as of the acquisition date and the date of this filing.	$335.6

The estimated fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value of the purchased IPR&D using a present value discount rate of 16%, which is based on the estimated internal rate of return for Corus’s operations, is comparable to the estimated weighted average cost of capital for companies with Corus’s profile and represents the rate that market participants would use to value the purchased IPR&D. The projected cash flows from the aztreonam lysine for inhalation program were based on key assumptions such as estimates of revenues and operating profits related to the program considering its stage of development; the time and resources needed to complete the development and approval of the related product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets. Corus’s two other early-stage candidates were not included in the valuation of purchased IPR&D because they were early-stage projects that did not have identifiable revenues and expenses associated with them.

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

Interest and Other Income, net

Interest and other income, net, was $27.7 million for the second quarter of 2007, a decrease of $9.7 million from the second quarter of 2006. Interest and other income, net, was $50.8 million for the first half of 2007, a decrease of $15.1 million from the same period in 2006. The decreases for the three and six months ended June 30, 2007 compared to the same periods in the prior year were primarily attributable to the lower average cash and investment balances over the prior year.

Interest Expense

Interest expense was $2.7 million for the second quarter of 2007, a decrease of $2.5 million from the second quarter of 2006. Interest expense was $7.3 million for the first half of 2007, a decrease of $1.7 million from the same period in 2006. The decreases for the three and six months ended June 30, 2007 compared to the same periods in the prior year were primarily attributable to our repayment of all remaining amounts due under our term loan during the first quarter of 2007.

Minority Interest in Joint Venture

The minority interest in joint venture on our Condensed Consolidated Financial Statements reflects BMS’s interest in the operating results of our joint venture with BMS in the United States. As the primary beneficiary of the joint venture as determined under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, we consolidate the operations of the joint venture in our Condensed Consolidated Financial Statements. The operations of the joint venture commenced in 2005, with activities primarily focusing on the co-formulation of the once-daily single tablet regimen of Truvada and Sustiva. In July 2006, we received approval from the FDA for Atripla in the United States. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla in Canada, once approved in Canada.

Provision for Income Taxes

Our income tax rate was 28.5% and 29.2% for the three and six months ended June 30, 2007, respectively, compared to 33.5% and 33.7% for the three and six months ended June 30, 2006, respectively. Our provision for income taxes for the three and six months ended June 30, 2007 was $162.3 million and $335.7 million, respectively, compared to $133.6 million and $268.3 million, respectively, for the three and six months ended June 30, 2006. The tax rates for the second quarter and first half of 2007 differed from the U.S. federal statutory rate of 35% primarily due to state taxes, offset by tax credits and certain earnings from operations in foreign tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, as well as the finalization of certain purchase accounting adjustments related to the Corus and Myogen acquisitions. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, working capital and cash flows (in thousands):

	As of June 30, 2007	As of December 31, 2006
Cash, cash equivalents and marketable securities	$1,987,083	$1,389,566
Working capital	$1,695,449	$1,664,930

	Six Months Ended June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$1,002,214	$487,793
Investing activities	$(771,753)	$(914,721)
Financing activities	$(336,788)	$614,776

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $1.99 billion at June 30, 2007, an increase of $597.5 million or 43% from December 31, 2006. The increase of $597.5 million was primarily attributable to $1.00 billion of operating cash flows generated during the first half of 2007, $148.5 million of proceeds that we received from the issuances of stock under our employee stock plans, partially offset by our repurchase of $454.9 million of our common stock during the second quarter of 2007 under our stock repurchase program, as well as our repayment of all remaining amounts due under our term loan of $99.0 million during the first quarter of 2007.

Working Capital

Working capital at June 30, 2007 was $1.70 billion compared to $1.66 billion at December 31, 2006. The increase of $30.5 million was primarily attributable to the $125.2 million increase in accounts receivable, net, driven primarily by increased product sales, partially offset by the $77.4 million increase in other accrued liabilities primarily attributed to increased Medicaid rebate obligations associated with higher product sales for the first half of 2007 compared to the same period in 2006.

Cash Provided by Operating Activities

Cash provided by operating activities of $1.00 billion for the first half of 2007 was comprised primarily of net income of $815.3 million which was adjusted for non-cash items such as stock-based compensation expense of $105.1 million and tax benefits from employee stock plans of $81.7 million.

Cash provided by operating activities for the six months ended June 30, 2006 was comprised primarily of net income of $527.9 million which was adjusted for non-cash items such as stock-based compensation expense of $66.4 million, tax benefits from employee stock plans of $62.8 million and depreciation and amortization of $23.8 million, partially offset by a $158.1 million net cash outflow related to changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities primarily related to purchases, sales and maturities of available-for-sale securities. We used $771.8 million of cash for investing activities during the first half of 2007, compared to $914.7 million during the first half of 2006. The decrease was primarily due to lower activity in purchases, sales and maturities of marketable securities during the first half of 2007 compared to the first half of 2006.

Capital expenditures made in the first half of 2007 related primarily to the expansion and upgrading of our facilities to accommodate our growth.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities in the first half of 2007 was $336.8 million, primarily related to $454.9 million used to repurchase our common stock under our stock repurchase program and $99.0 million used to pay off all remaining amounts due on our term loan. The cash outflows were offset by proceeds of $148.5 million that we received from the issuances of stock under our employee stock plans, as well as $68.9 million of excess tax benefits from stock option exercises.

Cash provided by financing activities in the first half of 2006 was $614.8 million, primarily from the $587.6 million of net proceeds generated from our issuances of convertible senior notes and related transactions, proceeds of $77.9 million that we received from the issuances of stock under our employee stock plans, as well as $50.5 million of excess tax benefits from stock option exercises. This was partially offset by $101.0 million paid towards principal due on our term loan during the first half of 2006.

Other Information

As of June 30, 2007, we had an uncollateralized revolving credit facility of $500.0 million, of which there were no amounts outstanding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to foreign exchange forward contracts which we have historically used to mitigate the impact of changes in currency exchange rates on cash flows from our sales denominated in certain foreign currencies, during the quarter ended June 30, 2007, we began using foreign exchange option contracts as permitted by our hedging policy. During the quarter ended June 30, 2007, we also increased the maximum duration of our foreign exchange forward and option contracts under our hedging policy from 12 months to 18 months.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2007 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2007.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A substantial portion of our revenues is derived from sales of a limited number of products. If we are unable to maintain or continue increasing sales of our HIV products, our results of operations may be adversely affected.

We are currently dependent on sales of our HIV products, especially Truvada and Atripla, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development efforts. HIV product sales for the second quarter of 2007 were $762.2 million, or 73% of our total revenues, and sales of Truvada and Atripla accounted for 51% and 28%, respectively, of our total HIV product sales during the second quarter of 2007. We may not be able to continue the growth rate of sales of our HIV products for the reasons stated in this risk factor section and, in particular, for the following reasons:

•

As our HIV products are used over a longer period of time in many patients and in combination with other products, and additional studies are conducted, new issues with respect to safety, resistance and interactions with other drugs may arise, which could cause us to provide additional warnings or contraindications on our labels, narrow our approved indications or halt sales of a product, each of which could reduce our revenues.

•	As our HIV products mature, private insurers and government reimbursers often reduce the amount they will reimburse patients for these products, which increases pressure on us to reduce prices.

•

A large part of the market for our HIV products consists of patients who are already taking other HIV drugs. If we are not successful in encouraging physicians to change patients’ regimens to include our HIV products, the sales of our HIV products will be limited.

•	As generic HIV products are introduced into major markets, our ability to maintain pricing may be affected.

A substantial portion of our pre-tax income is derived from royalty revenue recognized from sales of Tamiflu by Roche. If sales of Tamiflu were to decrease, our pre-tax income would be disproportionately affected.

F. Hoffmann-La Roche, Ltd. (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. We recognized $123.1 million in royalty revenue in the second quarter of 2007 related to royalties received from first quarter 2007 sales of Tamiflu by Roche. Although such royalty revenue represented less than 12% of our total revenues in the second quarter of 2007, it represented 22% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. If sales of Tamiflu were to decrease, our pre-tax income would decrease disproportionately, and any such decrease could be material.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues and our stock price may be adversely affected.

If we do not introduce new products or increase revenues from our existing products, we will not be able to increase or maintain our total revenues. Each new product commercialization effort, including Letairis for the treatment of pulmonary arterial hypertension (PAH), which we launched in June 2007, will face the risks outlined in this section. If we fail to increase our sales of our products or bring new products to market, we may not be able to increase revenues and expand our research and development efforts. Sales of Atripla may increase at the expense of product sales of its component products and our overall total revenues may not increase as Atripla sales increase.

Furthermore, the marketing authorization application submitted by BMS, Merck & Co, Inc. (Merck) and us in October 2006 seeking approval of Atripla in the European Union may not be granted under the timelines currently anticipated or at all. Depending upon the outcome of pending discussions with the European Medicines Agency (EMEA) about the method of administration of Atripla, we may be required to perform additional clinical trials before the EMEA will consider approval. If any such clinical trials are required, we may not be able to successfully enroll patients in them, and the data from such trials may not be sufficient to support the approval of Atripla by the EMEA. In addition, to the extent discussions with the EMEA indicate that the approval of Atripla is likely to be substantially delayed or that required clinical trials would be impracticable, we may decide not to pursue further efforts to commercialize Atripla for sales in the European Union. Further, marketing approval, if granted, may entail significant limitations on Atripla’s use.

We cannot be certain that aztreonam lysine for inhalation for the treatment of cystic fibrosis (CF), obtained in the acquisition of Corus Pharma, Inc. (Corus) or darusentan for the treatment of resistant hypertension, purchased from Myogen, Inc. (Myogen), will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. In addition, we may face numerous risks and uncertainties that could prevent completion of development, including our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain the U.S. Food and Drug Administration (FDA) and other regulatory body approvals. The acquired product candidates under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of these product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted.

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GlaxoSmithKline Inc. (GSK), which markets fixed-dose combination products that compete with Truvada and Atripla. For AmBisome, we are encountering significant competition from products produced by Merck and Pfizer, Inc. (Pfizer). In addition, we are aware of reports of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. For Hepsera, we have encountered increased competition with the launch of BMS’s Baraclude (entecavir) and the launch of Tyzeka/Sebivo (telbivudine) by Novartis Pharma AG and Idenix Pharmaceuticals, Inc. in the United States, the European Union and China. Letairis competes directly with Actelion Ltd.’s Tracleer (bosentan) and indirectly with PAH products from United Therapeutics Corporation and Pfizer. Aztreonam lysine for inhalation for the treatment of CF, if and when approved for marketing, would compete with TOBI (tobramycin for inhalation), marketed by Novartis Pharmaceuticals Corporation.

If significant safety issues arise for our marketed products or our product candidates, our future sales may be reduced, which would adversely affect our results of operations.

The data supporting the marketing approvals for our products and forming the basis for the safety warnings in our product labels were obtained in controlled clinical trials of limited duration and, in some cases, from limited post-approval use. As our products are used over longer periods of time by many patients taking numerous other medicines, many of whom have underlying health problems, we expect to continue to find new issues such as safety, resistance or drug interaction issues, which may require us to provide additional warnings or contraindications on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. Safety and efficacy studies of Viread and Emtriva, dosed as separate products, are ongoing and have been underway for a longer period of time than the safety and efficacy studies of Truvada (Viread and Emtriva together), which are also underway. We are also conducting similar studies of Atripla (Truvada and Sustiva together). In addition, our product Letairis, which was approved by the FDA in June 2007, is a member of a new class of compounds called endothelin receptor antagonists which pose specific risks, including serious risks of liver injury and birth defects. Because of these risks, Letairis is available only through the Letairis Education and Access Program (LEAP), a restricted distribution program intended to help physicians and patients learn about the risks associated with the product and assure appropriate use of the product. As the product is used by additional patients, we may discover new risks associated with Letairis which may result in changes to the distribution program and additional restrictions on the use of Letairis which may decrease demand for the product. If serious safety, resistance or drug interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities.

Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to achieve continued compliance could delay or halt commercialization of our products.

The products that we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA and comparable regulatory agencies in other countries. We are continuing clinical trials for Truvada, Atripla, Viread, Emtriva, Hepsera, AmBisome and Letairis for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional products over the next several years. For example, we are conducting clinical trials of Viread for the treatment of chronic hepatitis B and intend to seek regulatory approval for this indication. These products may fail to receive marketing approval on a timely basis, or at all.

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

We depend on third parties to perform manufacturing activities effectively and on a timely basis for Truvada, Atripla, Viread, Emtriva, Hepsera, Vistide and Letairis. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and third-party manufacturers are subject to the FDA’s current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards and similar regulations are in effect in other countries. Our manufacturing operations are also subject to routine inspections by regulatory agencies. Additionally, these third-party manufacturers are independent entities who are subject to their own unique operational and financial risks which are out of our control. To the extent that these risks materialize and affect their performance obligations to us, it may adversely affect our financial results.

If we or any of these third-party manufacturers fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval. These events could harm our competitive position and financial results.

Our ability to successfully manufacture and commercialize aztreonam lysine for inhalation, if approved, will depend upon our ability to continue to manufacture in a multi-product facility.

Aztreonam lysine is a monobactum Gram-negative antibiotic that we currently plan to manufacture, by ourselves or through third parties, in a multi-product manufacturing facility. Historically, the FDA has permitted the manufacture of mono-bactams in multi-product manufacturing facilities; however, there can be no assurances that the FDA will continue to allow this practice. We do not currently have a single-product facility that can be dedicated to the manufacture of aztreonam lysine for inhalation nor have we engaged a contract manufacturer with a single-product facility for aztreonam lysine for inhalation. If the FDA prohibits the manufacture of mono-bactam antibiotics, like aztreonam lysine for inhalation, in multi-product manufacturing facilities in the future, we may not be able to procure a single-product manufacturing facility in a timely manner, which would adversely affect our commercial supplies of aztreonam lysine for inhalation and our anticipated financial results attributable to such product, if approved.

We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which could limit our ability to generate revenues.

We need access to certain supplies and products to conduct our clinical trials. Our inability to obtain any of these materials in a timely manner may delay our development efforts for our product candidates, which could limit our ability to generate revenues. For example, our ability to conduct Phase 3 clinical studies of elvitegravir, our novel HIV integrase inhibitor also known as GS 9137, will depend in part on our access to an active comparator drug. Many of the active comparator drugs we are contemplating for this trial are not commercially available. If we are unable to obtain timely supply of a suitable comparator drug, we would experience delay in our development efforts for this product candidate.

Suppliers of key components and materials must be named in a new drug application (NDA) filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship certain of our products for commercial supply or to supply our products in development for clinical trials. In addition, some of our products and the materials that we utilize in our operations are made at only one facility. We manufacture AmBisome and fill and finish Macugen exclusively at our facilities in San Dimas, California. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome and Macugen to meet market needs. In addition, we depend on a single supplier for high quality cholesterol, which is used in the manufacture of AmBisome. We also depend on single suppliers for the active pharmaceutical ingredient and for the tabletting of Letairis. Our product candidate, aztreonam lysine for inhalation, is administered to the lungs of patients through a device that is made by a single supplier. Problems with any of these single suppliers may negatively impact our development and commercialization efforts.

We depend on relationships with other companies for sales and marketing performance and revenues. Failure to maintain these relationships, poor performance by these companies or disputes with these other companies could negatively impact our business.

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with Astellas Pharma, Inc. and Dainippon Sumitomo Pharma Co., Ltd. for AmBisome, GSK for Hepsera, Roche for Tamiflu, Pfizer for Vistide, OSI Pharmaceuticals, Inc. and Pfizer for Macugen, Japan Tobacco Inc. for Viread, Truvada and Emtriva, and our joint venture with BMS for Atripla. In many countries, we rely on international distributors for sales of Truvada, Viread, Emtriva, Hepsera and AmBisome. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including:

•	inability to control the resources our corporate partners devote to our programs or products;

•	disputes that may arise with respect to the ownership of rights to technology developed with corporate partners;

•	disagreements with corporate partners that could cause delays in, or termination of, the research, development or commercialization of product candidates or result in litigation or arbitration;

•	contracts with our corporate partners that may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

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

•	distributors and corporate partners that may be unable to pay us.

Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenue from products could decline.

Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories in Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and South Korea. The success of Hepsera in these territories will depend almost entirely on the efforts of GSK. In this regard, GSK promotes Epivir-HBV/Zeffix, a product that competes with Hepsera. Consequently, GSK’s marketing strategy for Hepsera may be influenced by its promotion of Epivir-HBV/Zeffix. We receive royalties from GSK equal to a percentage of GSK’s net sales of Hepsera as well as net sales of GSK’s Epivir-HBV/Zeffix. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera in its territories, our potential revenues from sales of Hepsera from these territories may be substantially reduced.

In addition, Letairis is distributed through third-party specialty pharmacies, which are pharmacies specializing in the dispensing of medications for complex or chronic conditions that may require a high level of patient education and ongoing counseling. The use of specialty pharmacies requires significant coordination with our sales and marketing, medical affairs, regulatory affairs, legal and finance organizations and involves risks, including but not limited to risks that these specialty pharmacies:

•	will not provide us with accurate or timely information regarding their inventories, the number of patients who are using Letairis or safety complaints;

•	will not effectively sell or support Letairis;

•	will not devote the resources necessary to sell Letairis in the volumes and within the time frames that we expect;

•	will not be able to satisfy their financial obligations to us or others; or

•	will cease operations.

We also rely on a third party to administer LEAP, the restricted distribution program designed to support Letairis. This third party provides information and education to prescribers and patients on the risks of Letairis, confirms insurance coverage and investigates alternative sources of reimbursement or assistance, ensures fulfillment of the risk management requirements mandated for Letairis by the FDA and coordinates and controls dispensing to patients through the third-party specialty pharmacies. Failure of this third party or the specialty pharmacies that distribute Letairis to perform as expected may result in regulatory action from the FDA or decreased Letairis sales, which would harm our business.

Further, we will be dependent on the supplier of the inhalation device that delivers aztreonam lysine for inhalation, if and when regulatory approval is obtained, to distribute the device through specialty pharmacies or other distribution channels, and we will not have control over many key aspects related to the device. For example, the supplier could encounter issues with regulatory agencies related to the device or be unable to supply sufficient quantities of this device at the time of a commercial launch or following such a launch. Any of these issues may cause a delay of the commercial launch of aztreonam lysine for inhalation, and we would not be able to realize the anticipated contribution of aztreonam lysine for inhalation to our financial results.

Expenses associated with clinical trials may cause our earnings to fluctuate, which could adversely affect our stock price.

The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are very expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter. Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter.

Sales fluctuations as a result of inventory levels held by wholesalers and parallel importation make it difficult for us to accurately forecast sales and may cause our earnings to fluctuate, which could adversely affect our stock price.

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

During the first half of 2007, approximately 93% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. The non-retail sector in the United States, which includes government institutions, correctional facilities and large health maintenance organizations, which contributed to approximately 30% of our U.S. HIV business as of June 30, 2007, tends to be less consistent in terms of buying patterns, and often causes quarter over quarter fluctuations that do not necessarily mirror the growth patterns that can be seen in the retail prescription data.

In the European Union, we are required to permit product purchased in one country to be sold in another country. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products from countries where the prices for our products are relatively low. Purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high affect the inventory level held by our wholesalers and can cause the relative sales levels in the various countries to fluctuate from quarter to quarter and be more difficult to forecast. For example, during the second quarter of 2007, we experienced increased sales of our HIV products in France, a portion of which we believe were sold into Germany, causing our sales of HIV products in Germany to be relatively flat compared to the first quarter of 2007 despite prescription data showing increased demand in Germany during this period. In addition, wholesalers may attempt to arbitrage the pricing differential between countries by purchasing excessive quantities of our product in their inventory. Such activities may result in fluctuating quarterly sales in certain countries which do not reflect the demand for our product. The quarterly fluctuations may cause our earnings to fluctuate, which could adversely affect our stock price.

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

If we have a properly designed and enforceable patent, it can be more difficult for our competitors to use our technology to create competitive products and more difficult for our competitors to obtain a patent that prevents us from using technology we create. As part of our business strategy, we actively seek patent protection both in the United States and internationally and file additional patent applications, when appropriate, to cover improvements in our compounds, products and technology.

We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. Patent applications are confidential for at least some period of time until a patent is issued. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. In addition, if competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful. In addition, from time to time, certain individuals or entities may challenge our patents. For example, in March 2007, the Public Patent Foundation filed requests for reexamination with the United States Patent and Trademark Office (PTO) challenging four of our patents related to tenofovir disoproxil fumarate, which is an active ingredient in Truvada, Atripla and Viread. The PTO granted these request in July 2007. There can be no assurance that certain of the claims of such patents will not be invalidated or substantially narrowed.

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

If we infringe the patents of others, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of a body of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis. We are evaluating these patents and their relevance to LEAP.

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

A significant percentage of our product sales are denominated in foreign currencies, primarily the Euro. Increases in the value of the U.S. dollar against foreign currencies in the past have reduced, and in the future may reduce, our U.S. dollar equivalent sales and negatively impact our financial condition and results of operations. We use foreign currency forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge a portion of our accounts receivable balances denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. Our hedging program only hedges a portion of our total exposure and significant foreign exchange rate fluctuations within a short period of time could adversely affect our results of operations.

We face credit risks from our European customers that may adversely affect our results of operations.

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government-owned or supported customers in these countries totaled approximately $398.6 million as of June 30, 2007. Historically, receivables accumulated over a period of time and were settled as large lump sum payments as government funding became available. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

Our product revenues and gross margin could be reduced by imports from countries where our products are available at lower prices.

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

In addition, purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high may adversely impact our revenues and gross margin and may cause our sales to fluctuate from quarter to quarter. During the first half of 2007, we have observed an increase in cross-border sales in the European Union, where we are required to permit cross-border sales. Further, some U.S. consumers have been able to purchase products, including HIV products, from internet pharmacies in other countries at substantial discounts. Such cross-border sales could adversely affect our revenues and gross margin.

In some countries, we may be required to grant compulsory licenses for our products or face generic competition for our products.

In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. As a result of discussions with the Brazilian government, we reached agreement with the Brazilian Health Ministry in May 2006 to reduce the price of Viread in Brazil by approximately 50%. In addition, concerns over the cost and availability of Tamiflu as fear grows about a potential avian flu pandemic have generated international discussions over potential compulsory licensing of our Tamiflu patents. For example, the Canadian government may allow Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada’s Access to Medicines Regime. Furthermore, Roche has issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

Our existing products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may reduce profitability.

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. For example, a majority of our sales of Truvada, Atripla, Viread, Hepsera, AmBisome, Vistide and Letairis are subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. Our business may be adversely affected by an increase in U.S. or international pricing pressures. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement policies and pricing in general.

In Europe, the success of Truvada, Viread, Emtriva, Hepsera, AmBisome and Tamiflu, as well as Atripla, if and when approved in the European Union, will also depend largely on obtaining and maintaining government reimbursement because in many European countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by twelve months or more. We also expect that the success of our products in development, particularly in Europe, will depend on the ability to obtain reimbursement. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. As new drugs come to market, we may face significant price decreases for our products across most of the European countries. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

We are named as a defendant in a lawsuit regarding average wholesale pricing practices under Medicaid. In addition, we, along with certain of our officers, were named as defendants in a class action lawsuit alleging violations of federal securities laws, which lawsuit has been dismissed by the court. However, the plaintiffs have appealed the dismissal. In November 2006, we received a subpoena from the U.S. Attorney’s Office in San Francisco requesting documents regarding our marketing and medical education programs for Truvada, Viread and Emtriva. We have complied with the U.S. Attorney’s subpoena and intend to cooperate with any related government investigation. The outcome of these lawsuits, any other lawsuits brought against us, the investigation, or any other such investigations brought against us, are inherently uncertain, and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows.

Changes in our effective income tax rate could reduce our earnings.

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based payments, our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, mergers and acquisitions, future levels of research and development spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and finalization of federal and state income tax audits. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our net income.

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

Changes in accounting may affect our financial position and results of operations.

U.S. generally accepted accounting principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new pronouncements or the application of existing pronouncements to changes in our business could significantly affect our financial position and results of operations.

For example, at its July 25, 2007 meeting, the FASB agreed to issue for comment a proposed FASB Staff Position (FSP) addressing convertible instruments that may be settled in cash upon conversion. This would address instruments commonly referred to as Instrument C from EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. We understand that the proposed FSP would require bifurcation of the conversion option from the debt instrument, classification of the conversion option in equity, and then accretion of the resulting discount on the debt to result in additional interest expense being reported in the income statement. We understand that the FASB plans to issue the proposed FSP in August 2007 and the final FSP at the end of 2007. Although the proposed FSP has not been issued and we cannot predict the outcome of the final FSP, we believe that if the FASB determines that we should account for Instrument C securities in the manner described above, the accounting for the convertible senior notes would be affected and the impact to our financial position and results of operations could be material.

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

In March 2006, our Board of Directors authorized a program for the repurchase of our common stock in an amount up to $1.0 billion over a two-year period through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated purchases or other means, including accelerated share repurchase transactions or similar arrangements.

The table below summarizes our stock repurchase activity for the three months ended June 30, 2007 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2007	—	$—	—	$455.1
May 1 – May 31, 2007	1.0	$41.36	1.0	$413.7
June 1 – June 30, 2007	10.2	$40.43	10.2	$0.2	(1)

Total	11.2	$40.51	11.2

(1)	The program authorized by our Board in March 2006 expires in March 2008, but we do not intend to make any further repurchases of our common stock under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Stockholders was held on May 9, 2007 in Millbrae, California. Of the 930,358,862 shares of our common stock entitled to vote at the meeting, 832,762,006 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Our stockholders elected ten directors to serve for the ensuing year and until their successors are elected and qualified, or until their earlier death, resignation or removal. The votes regarding the election of directors were as follows:

Name	Shares Voted For	Votes Withheld
Paul Berg	825,184,396	7,577,610
John F. Cogan	825,521,676	7,240,330
Etienne F. Davignon	605,671,666	227,090,340
James M. Denny	813,414,092	19,347,914
Carla A. Hills	821,934,628	10,827,378
John W. Madigan	825,107,264	7,654,742
John C. Martin	812,066,210	20,695,796
Gordon E. Moore	810,243,904	22,518,102
Nicholas G. Moore	822,132,454	10,629,552
Gayle E. Wilson	824,436,408	8,325,598

Our stockholders ratified the selection of Ernst & Young LLP by the Audit Committee of our Board of Directors as Gilead’s independent registered public accounting firm for the fiscal year ending December 31, 2007. There were 813,348,072 votes cast for the proposal, 14,757,380 votes cast against, 4,656,554 abstentions and no broker non-votes.

Our stockholders approved an amendment to Gilead’s 2004 Equity Incentive Plan (Incentive Plan) to increase the number of shares authorized and reserved for issuance under the Incentive Plan by an additional 6,000,000 shares of our common stock. There were 655,803,154 votes cast for the proposal, 90,728,352 votes cast against, 5,126,806 abstentions and 81,103,694 broker non-votes.

Our stockholders approved amendments to Gilead’s Employee Stock Purchase Plan (ESPP) to increase the number of shares authorized and reserved for issuance under the ESPP by an additional 8,000,000 shares of our common stock and extend the term of the ESPP for an additional ten years until January 22, 2017. There were 711,032,924 votes cast for the proposal, 35,694,506 votes cast against, 4,932,984 abstentions and 81,101,592 broker non-votes.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Asset Purchase Agreement between Registrant and OSI Pharmaceuticals, Inc., dated November 26, 2001

(2)	2.2	Agreement and Plan of Merger, among Registrant, Simbolo Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Triangle Pharmaceuticals, Inc., dated December 3, 2002

(3)	2.3	Agreement and Plan of Merger, among Registrant, Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D., as Chairman of and on behalf of the Stockholder Representative Committee, dated April 12, 2006

+(4)	2.4	Stock Purchase Agreement, among Registrant, Degussa AG, Laporte Nederland BV and Raylo Chemicals Inc., dated June 6, 2006

(5)	2.5	Agreement and Plan of Merger, among Registrant, Mustang Merger Sub, Inc. and Myogen, Inc., dated October 1, 2006

(6)	3.1	Restated Certificate of Incorporation of the Registrant, as amended

(7)	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant

(8)	3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.4	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(9)	3.5	Amended and Restated Bylaws of the Registrant, as amended and restated on May 8, 2007

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3, Exhibit 3.4 and Exhibit 3.5

(10)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(11)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(12)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(13)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(13)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(13)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

*(14)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

Exhibit Footnote	Exhibit Number	Description of Document
*(14)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(15)	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees, revised in September 2006

*(14)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(14)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(9)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through May 9, 2007

*(16)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

*(16),(17)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(18)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(19)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(3)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(20)	10.12	NeXstar Pharmaceuticals, Inc.’s 1993 Incentive Stock Plan, adopted February 8, 1993, as amended

(21)	10.13	NeXstar Pharmaceuticals, Inc.’s 1995 Director Option Plan, adopted July 25, 1995

+(22)	10.14	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997

*(23)	10.15	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(23)	10.16	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(23)	10.17	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(24)	10.18	Licensing Agreement between Gilead World Markets, Limited and Glaxo Group Limited, dated April 26, 2002

(25)	10.19	Triangle Pharmaceuticals, Inc. 1996 Stock Incentive Plan

+(26)	10.20	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(26)	10.21	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(27)	10.22	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

+(28)	10.23	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Ltd., Registrant and Patheon Inc., dated January 1, 2003

Exhibit Footnote	Exhibit Number	Description of Document
+(28)	10.24	Licensing Agreement between Registrant and OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.), dated March 31, 2000 and amended on May 9, 2000, December 4, 2001 and April 12, 2002

(28)	10.25	Amendment No. 1 to Licensing Agreement between Eyetech Pharmaceuticals, Inc. and Registrant, dated May 9, 2000

(28)	10.26	Amendment No. 2 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated December 4, 2001

+(28)	10.27	Amendment No. 3 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated August 30, 2002

+(28)	10.28	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated 26 April 2002 between Glaxo Group Limited and Gilead World Markets Limited

+(29)	10.29	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(30)	10.30	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead World Markets, Ltd. and Pharmachem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(30)	10.31	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(30)	10.32	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(31)	10.33	Term Loan Agreement between Gilead Biopharmaceutics Ireland Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent, dated December 21, 2005

(31)	10.34	Parent Guaranty Agreement by Registrant dated December 21, 2005 in favor of Bank Of America, N.A (in connection with the Term Loan Agreement)

(31)	10.35	Subsidiary Guaranty Agreement by Gilead Vintage Park, LLC (in connection with the Term Loan Agreement), dated December 21, 2005

(31)	10.36	Credit Agreement between Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 21, 2005

(31)	10.37	Subsidiary Guaranty Agreement by Gilead Vintage Park, LLC, dated December 21, 2005 (in connection with the Credit Agreement)

*(32)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(32)	10.39	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(32)	10.40	Gilead Sciences, Inc. Corporate Bonus Plan

+(33)	10.41	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(33)	10.42	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

Exhibit Footnote	Exhibit Number	Description of Document
+(34)	10.43	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(9)	10.44	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 9, 2007

*(7)	10.45	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(7)	10.46	Gilead Sciences, Inc. 2005 Deferred Compensation Plan

(4)	10.47	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(4)	10.48	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(4)	10.49	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(4)	10.50	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

+(4)	10.51	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(35)	10.52	Corus Pharma, Inc. 2001 Stock Plan

*(35)	10.53	Form of Corus Pharma, Inc. 2001 Stock Plan Stock Option Agreement

*(3)	10.54	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

(3)	10.55	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(3)	10.56	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

*(36)	10.57	2007 Base Salaries for the Named Executive Officers

*(15)	10.58	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(37)	10.59	License Agreement between Myogen, Inc. and Abbott Laboratories, dated June 30, 2003

+(37)	10.60	License Agreement between Myogen, Inc. and Abbott Deutschland Holding GmbH dated October 8, 2001

+(38)	10.61	License Agreement between Myogen and Glaxo Group Limited, dated March 3, 2006

+(39)	10.62	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd. dated May 10, 2007

*	10.63	Gilead Sciences, Inc. Severance Plan, as amended and restated on May 8, 2007

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Footnote	Exhibit Number		Description of Document
	31.2		Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32	**	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 4, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 10, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-117480) filed on July 19, 2004, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(20)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
(21)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(22)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102911) filed on January 31, 2003, and incorporated herein by reference.
(26)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(27)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 27, 2005, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-136814) filed on August 22, 2006, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 23, 2007, and incorporated herein by reference.
(37)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(38)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.
(39)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: August 8, 2007	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a) Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Asset Purchase Agreement between Registrant and OSI Pharmaceuticals, Inc., dated November 26, 2001

(2)	2.2	Agreement and Plan of Merger, among Registrant, Simbolo Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Triangle Pharmaceuticals, Inc., dated December 3, 2002

(3)	2.3	Agreement and Plan of Merger, among Registrant, Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D., as Chairman of and on behalf of the Stockholder Representative Committee, dated April 12, 2006

+(4)	2.4	Stock Purchase Agreement, among Registrant, Degussa AG, Laporte Nederland BV and Raylo Chemicals Inc., dated June 6, 2006

(5)	2.5	Agreement and Plan of Merger, among Registrant, Mustang Merger Sub, Inc. and Myogen, Inc., dated October 1, 2006

(6)	3.1	Restated Certificate of Incorporation of the Registrant, as amended

(7)	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant

(8)	3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.4	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(9)	3.5	Amended and Restated Bylaws of the Registrant, as amended and restated on May 8, 2007

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3, Exhibit 3.4 and Exhibit 3.5

(10)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(11)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(12)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(13)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(13)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(13)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

Exhibit Footnote	Exhibit Number	Description of Document
*(14)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(14)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(15)	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees, revised in September 2006

*(14)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(14)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(9)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through May 9, 2007

*(16)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

*(16),(17)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(18)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(19)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(3)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(20)	10.12	NeXstar Pharmaceuticals, Inc.’s 1993 Incentive Stock Plan, adopted February 8, 1993, as amended

(21)	10.13	NeXstar Pharmaceuticals, Inc.’s 1995 Director Option Plan, adopted July 25, 1995

+(22)	10.14	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997

*(23)	10.15	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(23)	10.16	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(23)	10.17	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(24)	10.18	Licensing Agreement between Gilead World Markets, Limited and Glaxo Group Limited, dated April 26, 2002

(25)	10.19	Triangle Pharmaceuticals, Inc. 1996 Stock Incentive Plan

+(26)	10.20	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(26)	10.21	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(27)	10.22	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

Exhibit Footnote	Exhibit Number	Description of Document
+(28)	10.23	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Ltd., Registrant and Patheon Inc., dated January 1, 2003

+(28)	10.24	Licensing Agreement between Registrant and OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.), dated March 31, 2000 and amended on May 9, 2000, December 4, 2001 and April 12, 2002

(28)	10.25	Amendment No. 1 to Licensing Agreement between Eyetech Pharmaceuticals, Inc. and Registrant, dated May 9, 2000

(28)	10.26	Amendment No. 2 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated December 4, 2001

+(28)	10.27	Amendment No. 3 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated August 30, 2002

+(28)	10.28	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated 26 April 2002 between Glaxo Group Limited and Gilead World Markets Limited

+(29)	10.29	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(30)	10.30	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead World Markets, Ltd. and Pharmachem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(30)	10.31	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(30)	10.32	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(31)	10.33	Term Loan Agreement between Gilead Biopharmaceutics Ireland Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent, dated December 21, 2005

(31)	10.34	Parent Guaranty Agreement by Registrant dated December 21, 2005 in favor of Bank Of America, N.A (in connection with the Term Loan Agreement)

(31)	10.35	Subsidiary Guaranty Agreement by Gilead Vintage Park, LLC (in connection with the Term Loan Agreement), dated December 21, 2005

(31)	10.36	Credit Agreement between Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 21, 2005

(31)	10.37	Subsidiary Guaranty Agreement by Gilead Vintage Park, LLC, dated December 21, 2005 (in connection with the Credit Agreement)

*(32)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(32)	10.39	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(32)	10.40	Gilead Sciences, Inc. Corporate Bonus Plan

+(33)	10.41	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

Exhibit Footnote	Exhibit Number	Description of Document
+(33)	10.42	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(34)	10.43	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(9)	10.44	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 9, 2007

*(7)	10.45	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(7)	10.46	Gilead Sciences, Inc. 2005 Deferred Compensation Plan

(4)	10.47	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(4)	10.48	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(4)	10.49	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(4)	10.50	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

+(4)	10.51	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(35)	10.52	Corus Pharma, Inc. 2001 Stock Plan

*(35)	10.53	Form of Corus Pharma, Inc. 2001 Stock Plan Stock Option Agreement

*(3)	10.54	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

(3)	10.55	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(3)	10.56	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

*(36)	10.57	2007 Base Salaries for the Named Executive Officers

*(15)	10.58	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(37)	10.59	License Agreement between Myogen, Inc. and Abbott Laboratories, dated June 30, 2003

+(37)	10.60	License Agreement between Myogen, Inc. and Abbott Deutschland Holding GmbH dated October 8, 2001

+(38)	10.61	License Agreement between Myogen and Glaxo Group Limited, dated March 3, 2006

+(39)	10.62	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd. dated May 10, 2007

*	10.63	Gilead Sciences, Inc. Severance Plan, as amended and restated on May 8, 2007

Exhibit Footnote	Exhibit Number	Description of Document
	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32**	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 4, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 10, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-117480) filed on July 19, 2004, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(20)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

(21)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.
(22)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102911) filed on January 31, 2003, and incorporated herein by reference.
(26)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(27)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 27, 2005, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-136814) filed on August 22, 2006, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 23, 2007, and incorporated herein by reference.
(37)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(38)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.
(39)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.