Form 10-Q
period 2007-09-30
GILEAD SCIENCES INC
filed 2007-11-02
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2007

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2007: 930,771,986

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$584,128	$816,007
Short-term marketable securities	182,637	120,844
Accounts receivable, net	803,628	609,320
Inventories	565,692	564,145
Deferred tax assets	121,602	245,916
Prepaid taxes	201,393	1,812
Prepaid expenses	54,361	48,299
Other current assets	31,602	22,863

Total current assets	2,545,043	2,429,206
Property, plant and equipment, net	441,797	361,299
Noncurrent portion of prepaid royalties	296,481	317,743
Noncurrent deferred tax assets	367,770	302,539
Long-term marketable securities	1,451,286	452,715
Goodwill	129,898	162,974
Other noncurrent assets	85,300	59,505

Total assets	$5,317,575	$4,085,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$264,496	$367,029
Accrued clinical and preclinical expenses	18,373	15,693
Accrued compensation and employee benefits	85,803	75,659
Income taxes payable	—	26,654
Other accrued liabilities	289,960	242,717
Deferred revenue	32,562	17,777
Current portion of other long-term obligations	245	18,747

Total current liabilities	691,439	764,276
Long-term deferred revenue	63,595	61,049
Convertible senior notes	1,300,000	1,300,000
Other long-term obligations	119,096	91,847
Minority interest in joint venture	161,600	53,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 1,400,000 shares authorized; 928,865 and 922,245 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively (2)	929	922
Additional paid-in capital	3,115,987	2,703,938
Accumulated other comprehensive income (loss)	(13,515)	2,221
Accumulated deficit	(121,556)	(891,363)

Total stockholders’ equity	2,981,845	1,815,718

Total liabilities and stockholders’ equity	$5,317,575	$4,085,981

(1)	The condensed consolidated balance sheet at December 31, 2006 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
(2)	The number of shares for all periods presented reflects the two-for-one stock split in the form of a stock dividend having a record date of May 24, 2007 and taking effect on June 22, 2007.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$961,931	$670,060	$2,707,214	$1,820,104
Royalty revenue	91,003	76,195	407,212	290,941
Contract and other revenues	5,869	2,478	20,896	15,868

Total revenues	1,058,803	748,733	3,135,322	2,126,913

Costs and expenses:
Cost of goods sold	198,460	109,791	553,229	278,031
Research and development	140,357	93,305	406,378	272,241
Selling, general and administrative	172,956	132,529	525,693	426,567
Purchased in-process research and development	—	355,568	—	355,568

Total costs and expenses	511,773	691,193	1,485,300	1,332,407

Income from operations	547,030	57,540	1,650,022	794,506
Interest and other income, net	29,502	36,197	80,295	102,082
Interest expense	(2,989)	(6,081)	(10,243)	(15,012)
Minority interest in joint venture	2,478	1,640	7,032	3,878

Income before provision for income taxes	576,021	89,296	1,727,106	885,454
Provision for income taxes	177,702	141,460	513,450	409,764

Net income (loss)	$398,319	$(52,164)	$1,213,656	$475,690

Net income (loss) per share—basic (1)	$0.43	$(0.06)	$1.31	$0.52

Shares used in per share calculation—basic (1)	926,963	914,866	928,519	917,546

Net income (loss) per share—diluted (1)	$0.42	$(0.06)	$1.26	$0.49

Shares used in per share calculation—diluted (1)	959,043	914,866	962,804	956,202

(1)	Net income (loss) per share and the number of shares used in the per share calculations for all periods presented reflect the two-for-one stock split in the form of a stock dividend having a record date of May 24, 2007 and taking effect on June 22, 2007.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,213,656	$475,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,249	20,458
Amortization	15,565	15,059
Purchased in-process research and development	—	355,568
Stock-based compensation expense	151,162	98,144
Excess tax benefits from stock-based compensation	(85,279)	(79,779)
Tax benefits from employee stock plans	100,233	107,496
Deferred income taxes	93,589	(271)
Asset impairment	—	8,230
Write-down of inventory	—	6,820
Minority interest in joint venture	(7,032)	(3,878)
Other-than-temporary loss on marketable securities	—	6,617
Other non-cash transactions	(20,926)	13,621
Changes in operating assets and liabilities:
Accounts receivable, net	(162,026)	(177,570)
Inventories	1,961	(160,826)
Prepaid expenses and other assets	(222,472)	(16,797)
Accounts payable	(104,043)	136,880
Income taxes payable	57,290	(95,739)
Accrued liabilities	62,613	21,423
Deferred revenue	17,331	3,731
Minority interest in joint venture	115,541	3,674

Net cash provided by operating activities	1,253,412	738,551

INVESTING ACTIVITIES:
Purchases of marketable securities	(2,500,619)	(2,292,355)
Proceeds from sales of marketable securities	1,295,202	886,472
Proceeds from maturities of marketable securities	143,695	366,869
Acquisition of Corus net assets, net of cash acquired	—	(356,167)
Acquisition of Nycomed, net of cash acquired	(46,443)	—
Purchases of non-marketable securities	(5,000)	(31,688)
Capital expenditures and other	(59,326)	(74,995)

Net cash used in investing activities	(1,172,491)	(1,501,864)

FINANCING ACTIVITIES:
Proceeds from issuances of common stock	186,350	123,824
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,276,242
Proceeds from sale of warrants	—	235,495
Purchases of convertible note hedges	—	(379,145)
Repurchases of common stock	(454,888)	(544,943)
Repayments of long-term debt and other obligations	(99,377)	(161,418)
Excess tax benefits from stock-based compensation	85,279	79,779

Net cash provided by (used in) financing activities	(282,636)	629,834

Effect of exchange rate changes on cash	(30,164)	(14,854)

Net change in cash and cash equivalents	(231,879)	(148,333)
Cash and cash equivalents at beginning of period	816,007	707,913

Cash and cash equivalents at end of period	$584,128	$559,580

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and our joint venture with Bristol-Myers Squibb Company (BMS), of which we are the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). We record a minority interest in our Condensed Consolidated Financial Statements to reflect BMS’s interest in the joint venture. Significant intercompany transactions have been eliminated.

On June 22, 2007, we completed a two-for-one stock split in the form of a stock dividend to stockholders of record as of May 24, 2007. Accordingly, all share and per share amounts for all periods presented in these Condensed Consolidated Financial Statements and notes thereto have been adjusted, retroactively where applicable, to reflect this stock split.

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

therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation. The potential dilutive shares of our common stock resulting from the assumed settlement of the conversion spread of the Notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during the period exceeds $38.75 and $38.10 for the 2011 Notes and 2013 Notes, respectively. The average share price of our common stock during the three and nine months ended September 30, 2007 and 2006 did not exceed the conversion price of the 2011 Notes. The average share price of our common stock during the nine months ended September 30, 2007 and three and nine months ended September 30, 2006 did not exceed the conversion price of the 2013 Notes.

Warrants to purchase approximately 33.8 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2007, but were not included in the computation of diluted earnings per share because the warrants’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Warrants to purchase approximately 33.8 million and 19.7 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the warrants’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

Stock options to purchase approximately 18.7 million and 16.2 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Stock options to purchase approximately 15.4 million and 13.5 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$398,319	$(52,164)	$1,213,656	$475,690

Denominator:
Weighted-average shares of common stock outstanding used in calculation of basic earnings per share	926,963	914,866	928,519	917,546
Effect of dilutive securities:
Stock options and equivalents	32,027	—	34,285	38,656
Conversion spread related to convertible senior notes	53	—	—	—

Weighted-average shares of common stock outstanding used in calculation of diluted earnings per share	959,043	914,866	962,804	956,202

2. INVENTORIES

Inventories are summarized as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$232,401	$361,584
Work in process	135,237	46,163
Finished goods	198,054	156,398

Total inventories	$565,692	$564,145

As of September 30, 2007 and December 31, 2006, included in our total inventories were $304.3 million and $298.6 million, respectively, of efavirenz, the active pharmaceutical ingredient in Sustiva, which the joint venture purchased from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market.

3. ACQUISITIONS

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

During the nine months ended September 30, 2007, we completed our review of the acquired federal net operating loss carryforwards available to us and our assessment of the tax deductibility of certain acquisition-related transaction costs in accordance with SFAS 141 and EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, which resulted in an increase to net deferred tax assets. We also recognized a reduction to income taxes payable related to the exercise during the nine months ended September 30, 2007 of stock options assumed from Myogen that were vested as of the acquisition date, which resulted in a decrease to the aggregate purchase price. As a result, our updated allocation of the aggregate purchase price is as follows (in thousands):

Purchased in-process research and development	$2,058,500
Net deferred tax assets	180,827
Net tangible assets	109,994
Goodwill	72,663

Total purchase price	$2,421,984

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

In June 2007, after receiving approval from the U.S. Food and Drug Administration, we began marketing Letairis (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH). Ambrisentan was one of the in-process research and development programs that we obtained in the acquisition of Myogen.

Nycomed Limited

On September 6, 2007, Gilead Sciences Limited, one of our wholly-owned subsidiaries, completed the acquisition of Nycomed Limited (Nycomed), a wholly-owned Irish subsidiary of Germany-based pharmaceutical company, Nycomed GmbH. The Nycomed facility, located in Cork, Ireland, conducted manufacturing and tabletting operations for Nycomed GmbH. We intend to transfer certain of our current operations from our Dublin, Ireland site to this facility and utilize the site primarily for solid dose tablet manufacturing of existing and future products, as well as product packaging activities. The Nycomed acquisition has been accounted for as a business combination in accordance with SFAS 141. The results of operations of Nycomed since the completion of the acquisition on September 6, 2007 have been included in our Condensed Consolidated Statement of Operations.

The aggregate purchase price for all of Nycomed’s common stock was $47.5 million, which consisted of cash paid at closing of $46.6 million and estimated direct transaction costs of $0.9 million. The purchase price was allocated primarily to property, plant and equipment of $47.6 million with the remaining balance allocated to net working capital at September 6, 2007.

We do not consider the Nycomed acquisition to be a material business combination under SFAS 141 and therefore have not disclosed the pro forma results of operations as required by SFAS 141 for material business combinations.

4. COLLABORATIVE ARRANGEMENTS AND CONTRACTS

GlaxoSmithKline, Inc.

As a result of our acquisition of Myogen, we assumed all rights to the March 2006 license agreement and distribution and supply agreement between Myogen and GlaxoSmithKline, Inc. (GSK). Under the terms of the license agreement, GSK received an exclusive sublicense to our rights to ambrisentan for certain hypertensive conditions in territories outside of the United States. We received an up-front payment and, subject to the achievement of specific milestones, we will be eligible to receive additional milestone payments. In addition, we will be entitled to receive tiered royalties based on net commercial sales of ambrisentan in the GSK territory. GSK has an option to negotiate for an exclusive sublicense to additional therapeutic uses for ambrisentan in the GSK territory during the term of the license agreement. We will continue to conduct, and bear the expenses of, all clinical development activities that we believe are required to obtain and maintain regulatory approvals for ambrisentan in the United States, Canada and the European Economic Area and each party may conduct additional development activities in its territory at its own expense. The parties may agree to jointly develop ambrisentan for new indications in the licensed field and each party will pay its share of external costs associated with such joint development. In March 2007, we received a milestone payment of $11.0 million from GSK for validation by the European Medicines Agency of the marketing authorization application for ambrisentan for the treatment of PAH. This milestone and the up-front license payment have been recorded as deferred revenue and are being amortized to contract revenue over the period for which we have performance obligations under the agreement, which is approximately eight years.

Parion Sciences, Inc.

In August 2007, we entered into a research collaboration and license agreement with Parion Sciences, Inc. (Parion) to research, develop and commercialize certain epithelial sodium channel inhibitors for the treatment of pulmonary diseases. In accordance with the terms of the agreement, we paid a $5.0 million up-front license fee that was recorded as research and development (R&D) expense in our Condensed Consolidated Statement of Operations as there is no future alternative use for this technology, and made an additional $5.0 million investment in Parion in the form of convertible debt, which was recorded as other noncurrent assets in our Condensed Consolidated Balance Sheet. Under the collaboration agreement, we will lead all development and commercialization activities and provide funding of full-time equivalents for certain Parion research activities which we expect to record as R&D expenses. In addition, we are obligated to make additional payments upon the achievement of certain milestones and pay royalties on future net sales of products that are developed and approved in relation to this collaboration. We reviewed our interest in Parion for consolidation and/or appropriate disclosure under the provisions of FIN 46R and as of September 30, 2007, we determined that Parion is a variable interest entity; however, we are not the primary beneficiary.

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

Under the terms of our term loan, the minimum amount of the principal payment that is required to be repaid at the end of each calendar quarter, which payments began on March 31, 2006, is five percent of the outstanding balance. Interest is accrued at a rate of LIBOR plus a tiered contractual rate of up to 62.5 basis points and is payable quarterly in arrears. GBIC can prepay the term loan, together with accrued interest on the prepaid principal, at any time in whole or in part without penalty or premium. The U.S. parent company and another wholly-owned subsidiary, Gilead Vintage Park, LLC, are guarantors. During the three months ended March 31, 2007, we repaid $99.0 million which represented the remaining amounts due under the term loan.

Under the terms of the revolving credit facility, interest is accrued and payable at a rate of LIBOR plus a tiered contractual rate of up to 50 basis points and is payable quarterly in arrears. The U.S. parent company can prepay any outstanding borrowings, together with accrued interest on the prepaid principal, at any time in whole or in part without penalty or premium. Any outstanding interest or principal at December 2010 is payable on demand. We have the ability to irrevocably cancel any unutilized portion of the revolving credit facility, in whole or in part. Any proceeds obtained under the revolving credit facility are expected to be used for working capital, capital expenditures and other general corporate purposes, including the issuance of letters of credit up to $25.0 million. Gilead Vintage Park, LLC is the guarantor. In March 2007, the revolving credit facility was increased to $500.0 million as a result of our repayment of all remaining amounts due on our term loan. As of September 30, 2007, there were no amounts outstanding under the term loan or the revolving credit facility.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

A number of states, counties and municipalities have in the past filed complaints alleging that a large number of pharmaceutical company defendants, including Gilead in some instances, reported inaccurate prices for their products, causing the governmental entity named as the plaintiff to overpay for pharmaceutical products furnished to participants in the Medicaid program. We were recently named in County of Orange v. Abbott Laboratories, Inc. et al., filed on April 5, 2007 and currently pending in the United States District Court for the District of Massachusetts. The complaint asserted claims under state and federal law and seeks damages (and, in some cases, treble damages) and attorneys’ fees. On September 25, 2007, we were dismissed as a defendant in this lawsuit. To our knowledge, we are not named in any other pending lawsuits with comparable allegations.

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

On November 29, 2006, we received a subpoena from the United States Attorney’s Office in San Francisco requesting documents regarding our marketing and medical education programs for Truvada, Viread and Emtriva. We have complied with the United States Attorney’s subpoena and intend to cooperate in any related government investigation.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, consolidated results of operations or financial position.

Purchase Commitment

In August 2007, as a result of a review of the terms under our existing corporate aircraft leases and upon consideration of the various alternatives available to us upon their expiration, we entered into agreements to purchase three to be constructed aircraft (Purchase Agreements) for delivery in 2010 and 2013. The aggregate purchase price under the Purchase Agreements was $94.2 million. As of September 30, 2007, we have made deposits totaling $4.7 million which has been recorded as other noncurrent assets in our Condensed Consolidated Balance Sheet. Future deposits due under the terms of the Purchase Agreements are as follows: $2.6 million in 2008, $21.2 million in 2009, $28.5 million in 2010, $4.1 million in 2011, $20.7 million in 2012 and $12.4 million in 2013. We have the option to terminate the Purchase Agreements, subject to a maximum payment of 7.5 percent of the fully-equipped price of the aircraft.

7. STOCK-BASED COMPENSATION

Stock Option Plan

In May 2007, our stockholders approved an amendment to our 2004 Equity Incentive Plan (2004 Plan) to increase the number of shares authorized and reserved for issuance under the 2004 Plan by an additional 6,000,000 shares of our common stock. As of September 30, 2007, there were 39,537,864 shares remaining and available for future grant under the 2004 Plan.

Employee Stock Purchase Plan

In May 2007, our stockholders approved amendments to our Employee Stock Purchase Plan (ESPP) to increase the number of shares authorized and reserved for issuance under the ESPP by an additional 8,000,000 shares of our common stock and extend the term of the ESPP for an additional ten years until January 2017. As of September 30, 2007, there were 9,970,229 shares remaining and available for issuance under the ESPP.

Performance Shares

In January 2007, we granted 369,680 performance-based share awards (allotted performance shares) under the 2004 Plan. Subject to our achievement of specified market and performance goals relative to a pre-determined peer group, these awards will vest over a three-year period. The actual number of performance shares that we will ultimately issue will be calculated by multiplying the number of allotted performance shares by a payout percentage ranging from 0% to 200%. Performance shares will vest only when a committee (or subcommittee) of our Board of Directors has determined that we have achieved our specified market and performance goals. The fair value of the market-related component of the performance shares is estimated at grant date using a Monte Carlo valuation methodology, and the fair value of the performance-related component of the performance shares is equivalent to the grant-date fair value of our common stock. Stock-based compensation for these performance shares is recognized as expense over the requisite performance periods using a straight-line expense attribution approach reduced for estimated forfeitures. The weighted-average grant-date fair value of the performance shares was $34.80 per share. As of September 30, 2007, none of the performance shares had vested.

Stock-based Compensation Expense

The table below summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of goods sold	$3,138	$2,524	$8,350	$8,236
Research and development expenses	18,360	13,267	56,129	38,108
Selling, general and administrative expenses	24,563	15,954	86,683	51,800

Stock-based compensation expense included in total costs and expenses	46,061	31,745	151,162	98,144
Income tax effect	(14,284)	(6,165)	(44,939)	(21,340)

Stock-based compensation expense included in net income (loss)	$31,777	$25,580	$106,223	$76,804

8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In March 2006, our Board of Directors authorized a program for the repurchase of our common stock in an amount of up to $1.0 billion over a two-year period through open market and private block transactions pursuant to Rule 10b5-1 plans or privately-negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements. In April 2006, we repurchased and retired 16,734,000 shares of our common stock at $32.57 per share for an aggregate purchase price of $544.9 million. In May and June 2007, we repurchased and retired an aggregate of 11,228,656 shares of our common stock at an average purchase price of $40.51 per share for an aggregate purchase price of $454.9 million. This stock repurchase program expires in March 2008, but we do not intend to make any further repurchases of our common stock under this program.

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

In October 2007, our Board of Directors authorized a new program for the repurchase of our common stock in an amount of up to $3.0 billion through open market and private block transactions pursuant to Rule 10b5-1 plans or privately-negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements, as determined by our management. This stock repurchase program expires on December 31, 2010.

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$398,319	$(52,164)	$1,213,656	$475,690
Net foreign currency translation gain	589	1,234	867	1,658
Net unrealized loss on cash flow hedges, net of related tax effects	(19,353)	(53)	(14,725)	(14,704)
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	11,299	20,250	(1,878)	7,530

Comprehensive income (loss)	$390,854	$(30,733)	$1,197,920	$470,174

9. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All of our products are included in one segment, because our major products, Truvada, Atripla, Viread, Emtriva, Hepsera and AmBisome, which collectively accounted for substantially all of our total product sales for each of the three and nine months ended September 30, 2007 and 2006, have similar economic and other characteristics, including the nature of the products, production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
HIV products:
Truvada	$409,084	$309,033	$1,140,382	$857,235
Atripla	241,101	68,373	643,668	68,373
Viread	149,108	170,624	464,683	529,841
Emtriva	6,461	9,272	24,388	27,899

Total HIV products	805,754	557,302	2,273,121	1,483,348
Hepsera	79,273	55,113	225,790	164,612
AmBisome	68,508	55,313	194,764	164,740
Other	8,396	2,332	13,539	7,404

Total product sales	$961,931	$670,060	$2,707,214	$1,820,104

Product sales and product-related contract and other revenues are attributed to countries based on ship-to location. Royalty and non-product related contract and other revenues are attributed to countries based on the location of the collaboration partner. The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$566,357	$385,327	$1,573,110	$1,017,314

Outside of the United States:
Switzerland	84,123	68,307	387,067	264,396
France	87,730	56,561	241,836	158,845
Spain	59,185	41,467	174,663	118,836
United Kingdom	57,224	40,687	161,301	112,205
Italy	50,586	36,889	152,232	110,778
Germany	30,588	29,803	95,950	90,841
Other European countries	59,275	43,682	162,327	134,798
Other countries	63,735	46,010	186,836	118,900

Total revenues outside of the United States	492,446	363,406	1,562,212	1,109,599

Total revenues	$1,058,803	$748,733	$3,135,322	$2,126,913

The following table summarizes revenues from our customers and collaboration partner who each individually accounted for ten percent or more of our total revenues (as a percentage of total revenues):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cardinal Health, Inc.	19%	18%	20%	17%
McKesson Corp.	17%	13%	15%	12%
AmerisourceBergen Corp.	10%	11%	10%	11%
F. Hoffmann-La Roche Ltd.	*	*	12%	12%

*	Amount less than ten percent.

10. INCOME TAXES

Our income tax rate was 30.8% and 29.7% for the three and nine months ended September 30, 2007, respectively. Our income tax rates differ from the U.S. federal statutory rate of 35% primarily due to state taxes, offset by tax credits and certain earnings from operations in foreign tax jurisdictions for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United States. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

On January 1, 2007, we adopted FIN 48 and adjusted our liability for unrecognized tax benefits by $14.1 million with a corresponding charge to the opening balance of accumulated deficit, as permitted under FIN 48. As of the date of adoption, we had total federal, state, and foreign unrecognized tax benefits of $86.2 million recorded in other long-term obligations on our Condensed Consolidated Balance Sheet, including accrued liabilities related to interest and penalties of $4.0 million. Of the total unrecognized tax benefits, $78.0 million, if recognized, would reduce our effective tax rate in the period of recognition. As permitted under the provisions of FIN 48, we will continue to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Condensed Consolidated Statements of Operations. With respect to the unrecognized tax benefits, we are currently unable to make a reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities. During the three and nine months ended September 30, 2007, we recognized $0.4 million and $2.6 million in interest and penalties, respectively.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006, and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2007 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Executive Summary

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life-threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Australia. Currently, we market Truvada® (emtricitabine and tenofovir disoproxil fumarate), Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) for the treatment of chronic hepatitis B; AmBisome® (amphotericin B) liposome for injection for the treatment of fungal infection; Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection; and Flolan® (epoprostenol sodium) for the treatment of pulmonary hypertension. In June 2007, we received approval from the U.S. Food and Drug Administration (FDA) and began marketing Letairis™ (ambrisentan), which we obtained from the Myogen, Inc. (Myogen) acquisition, for the treatment of pulmonary arterial hypertension (PAH). F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. OSI Pharmaceuticals, Inc. markets Macugen® (pegaptanib sodium injection) in the United States and Europe for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us.

Our operating results for the third quarter of 2007 were led by strong product sales of $961.9 million, including HIV product sales (Truvada, Atripla, Viread and Emtriva) of $805.8 million. HIV product sales, which increased by 45% in the third quarter of 2007 over the comparable period in 2006, were the key driver for total product sales growth of 44% in the third quarter of 2007 over the same comparable period in 2006. Hepsera product sales for the third quarter of 2007 increased 44% from the third quarter of 2006, primarily driven by sales volume growth in the United States and Europe. AmBisome product sales in the third quarter of 2007 increased by 24% compared to the third quarter of 2006 primarily driven by sales volume growth across major European countries and Australia, as well as a favorable foreign currency exchange impact. Under our collaborations with corporate partners, we recognized $91.0 million in royalty revenue in the third quarter of 2007, of which $77.4 million related to royalties received from second quarter 2007 sales of Tamiflu by Roche. Tamiflu royalties increased by 23% from the same period in 2006 due to increased sales of Tamiflu by Roche.

In October 2007, Health Canada approved Atripla for the treatment of HIV-1 infection in adults. Also in October 2007, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMEA) issued a positive opinion on the marketing authorization application (MAA) for Atripla for the treatment of HIV-1 infection in adults with virologic suppression to HIV-1 RNA levels of less than 50 copies/ml on their current combination antiretroviral therapy for more than three months. We anticipate the European Commission’s decision on the MAA for Atripla may occur in the fourth quarter of 2007.

During the third quarter of 2007, we continued to make progress on the development of compounds and drug candidates in-licensed from our collaboration partners. In the HIV area, pending the positive outcome of our discussions with the FDA and the EMEA, we currently anticipate dosing the first patients in a Phase 3 clinical study for elvitegravir, our novel integrase inhibitor for HIV also known as GS 9137, in the first half of 2008. We licensed GS 9137 from Japan Tobacco Inc. in 2005. In the hepatitis B area, in October 2007, we filed a supplemental new drug application (NDA) with the FDA, as well as a Type II variation to the EMEA for the marketing approval of Viread for the treatment of chronic hepatitis B in adults. In the hepatitis C area, we are conducting a Phase 1a/b study in HCV-infected patients and we expect data from this study in November 2007. In the cardiovascular area, we are conducting two Phase 3 clinical studies for darusentan for the treatment of resistant hypertension, a program we obtained from the Myogen acquisition, and we expect to complete enrollment in both of these studies in the first half of 2009. In the respiratory area, we presented data from the second of the two pivotal studies of aztreonam lysine for inhalation, an inhaled antibiotic for the treatment of patients with cystic fibrosis who have pulmonary infection with Pseudomonas aeruginosa. Based on the successful completion of these two studies, we intend to submit an NDA with the FDA in the fourth quarter of this year. We have completed a Phase 1a study in healthy volunteers for GS 9310/11, a proprietary formulation of the combination of tobramycin and fosfomycin for inhalation, and have begun enrolling patients in two Phase 1b clinical studies. In addition, in August 2007, we entered into a research collaboration and license agreement with Parion Sciences, Inc. (Parion) to research, develop and commercialize certain epithelial sodium channel inhibitors discovered by Parion for the treatment of pulmonary diseases. Related to this collaboration, we paid a $5.0 million up-front license fee and made an additional $5.0 million investment in Parion in the form of convertible debt.

In September 2007, we completed the acquisition of Nycomed Limited (Nycomed), a wholly-owned Irish subsidiary of Germany-based pharmaceutical company, Nycomed GmbH. Nycomed, located in Cork, Ireland, conducted manufacturing and tabletting operations for Nycomed GmbH, and we intend to use this facility primarily for solid dose tablet manufacturing of existing and future products, as well as product packaging activities. The aggregate purchase price was $47.5 million as of September 30, 2007, and consisted of cash paid at closing of $46.6 million and estimated direct transaction costs of $0.9 million.

Our cash, cash equivalents and marketable securities grew by $828.5 million in the nine months ended September 30, 2007, primarily driven by our operating cash flows of $1.25 billion during the nine months ended September 30, 2007, partially offset by our repurchase of $454.9 million of our common stock under our stock repurchase program in May and June of 2007. In October 2007, our Board of Directors authorized a new program for the repurchase of our common stock in an amount of up to $3.0 billion through open market and private block transactions pursuant to Rule 10b5-1 plans or privately-negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements. This stock repurchase program expires on December 31, 2010. Our existing cash, cash equivalents and marketable securities will allow us to further our corporate development initiatives, as well as to meet our ongoing working capital and infrastructure needs.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2007 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006, other than as disclosed herein.

Income Taxes

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2003 and 2004 tax years and by the Franchise Tax Board of California for the 2004 and 2005 tax years. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While we believe our positions comply with applicable laws, we periodically evaluate exposures associated with our tax filing positions. Adverse resolution of one or more of these exposures in any interim reporting period could have a material impact on the results of operation for that period.

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

On January 1, 2007, we adopted FIN 48 and adjusted our liability for unrecognized tax benefits by $14.1 million with a corresponding charge to the opening balance of accumulated deficit, as permitted under FIN 48. As of the date of adoption, we had total unrecognized tax benefits of $86.2 million recorded in other long-term obligations on our Condensed Consolidated Balance Sheet, including accrued liabilities related to interest and penalties of $4.0 million. Of the total unrecognized tax benefits, $78.0 million, if recognized, would reduce our effective tax rate in the period of recognition. As permitted under the provisions of FIN 48, we will continue to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Condensed Consolidated Statements of Operations. With respect to the unrecognized tax benefits, we are currently unable to make a reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities.

Prior to the adoption of FIN 48, we recorded liabilities related to uncertain tax positions based upon SFAS No. 5, Accounting for Contingencies.

Results of Operations

Total Revenues

We had total revenues of $1.06 billion for the quarter ended September 30, 2007 compared with $748.7 million for the quarter ended September 30, 2006. Total revenues were $3.14 billion for the nine months ended September 30, 2007 and $2.13 billion for the same period in 2006. Included in total revenues are product sales, royalty revenue, and contract and other revenues.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands, except percentages):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
HIV products:
Truvada	$409,084	$309,033	32%	$1,140,382	$857,235	33%
Atripla	241,101	68,373	253%	643,668	68,373	841%
Viread	149,108	170,624	(13)%	464,683	529,841	(12)%
Emtriva	6,461	9,272	(30)%	24,388	27,899	(13)%

Total HIV products	805,754	557,302	45%	2,273,121	1,483,348	53%
Hepsera	79,273	55,113	44%	225,790	164,612	37%
AmBisome	68,508	55,313	24%	194,764	164,740	18%
Other	8,396	2,332	260%	13,539	7,404	83%

Total product sales	$961,931	$670,060	44%	$2,707,214	$1,820,104	49%

Total product sales increased by 44% and 49% for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006, primarily due to an overall increase in our HIV product sales volume during these periods.

HIV Products

HIV product sales for the quarter ended September 30, 2007 were $805.8 million, an increase of 45% compared to the quarter ended September 30, 2006. HIV product sales for the nine months ended September 30, 2007 were $2.27 billion, an increase of 53% from $1.48 billion in the nine months ended September 30, 2006. These increases were primarily driven by sales volume growth in Truvada and Atripla.

•	Truvada

Truvada sales were $409.1 million in the third quarter of 2007, an increase of 32% compared to the third quarter of 2006, of which four percent was due to the strength of the underlying Euro when compared to the same period in 2006. Truvada sales were $1.14 billion for the nine months ended September 30, 2007, an increase of 33% compared to the same period in 2006, of which four percent was due to the strength of the underlying Euro mentioned earlier. The increases in sales for the three and nine months ended September 30, 2007 compared to the same periods in the prior year were primarily driven by strong sales volume growth in Europe.

•	Atripla

Atripla was approved for sale in the United States and Canada in July 2006 and October 2007, respectively. Atripla sales were $241.1 million in the third quarter of 2007 and $643.7 million for the nine months ended September 30, 2007. Atripla sales for the three and nine months ended September 30, 2006 were $68.4 million. We consolidate 100% of Atripla product sales because we are the primary beneficiary of our joint venture with Bristol-Myers Squibb Company (BMS). The Sustiva portion of these Atripla sales was approximately $89.1 million and $237.9 million for the three and nine months ended September 30, 2007, respectively, and $25.3 million from our launch of Atripla in July 2006 to September 30, 2006. We are currently seeking approval of Atripla for sale in the European Union. Based on the positive opinion issued by the CHMP of the EMEA in October 2007, we anticipate the European Commission’s decision on the MAA for Atripla may occur in the fourth quarter of 2007.

•	Viread

Viread sales were $149.1 million in the third quarter of 2007, a 13% decrease from $170.6 million in the third quarter of 2006. Viread sales were $464.7 million for the nine months ended September 30, 2007, a 12% decrease from $529.8 million for the same period in 2006. The decrease in sales for the three and nine months ended September 30, 2007 compared to the same periods in the prior year was primarily due to lower sales volume in the United States and Europe, which was partially offset by the strength of the underlying Euro which had a favorable impact of $4.9 million and $12.4 million for the three and nine months ended September 30, 2007, respectively, when compared to the same periods in the prior year.

Hepsera

Hepsera sales increased by 44% in the third quarter of 2007 compared to the third quarter of 2006. Hepsera sales increased by 37% for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in sales for the three and nine months ended September 30, 2007 compared to the same periods in the prior year was primarily driven by increased sales volume across all major geographic regions where the product is sold.

AmBisome

Sales of AmBisome increased by 24% in the third quarter of 2007 compared to the third quarter of 2006, of which seven percent was due to the strength of the underlying Euro when compared to the same period in 2006. Sales of AmBisome increased by 18% for the nine months ended September 30, 2007 compared to the same period in 2006, of which six percent was due to the strength of the underlying Euro mentioned earlier. The increase in sales for the three and nine months ended September 30, 2007 compared to the same periods in the prior year was primarily driven by sales volume growth in Europe and Australia.

For the full year 2007, we expect total product sales of our currently marketed products to increase from 2006 levels as we continue to expand our sales and marketing efforts.

Royalty Revenue

The following table summarizes the period over period changes in our royalty revenue (in thousands, except percentages):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Royalty revenue	$91,003	$76,195	19%	$407,212	$290,941	40%

Royalty revenue for the third quarter of 2007 was $91.0 million, an increase of 19% compared to the third quarter of 2006. Royalty revenue for the nine months ended September 30, 2007 was $407.2 million, an increase of 40% compared to the nine months ended September 30, 2006. The increase in royalty revenue for the three and nine months ended September 30, 2007 was primarily driven by the recognition of Tamiflu royalties from Roche of $77.4 million and $368.4 million, respectively, compared to Tamiflu royalties from Roche of $62.7 million and $251.3 million recognized in the three and nine months ended September 30, 2006, respectively. The increase in Tamiflu royalties is due to the higher underlying Tamiflu sales recorded by Roche for the current periods compared to the same periods last year, including sales related to pandemic planning initiatives worldwide. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which the product is sold.

Contract and Other Revenues

The following table summarizes the period over period changes in our contract and other revenues (in thousands, except percentages):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Contract and other revenues	$5,869	$2,478	137%	$20,896	$15,868	32%

Contract and other revenues totaled $5.9 million in the third quarter of 2007, an increase of 137% compared to the third quarter of 2006. Contract and other revenues totaled $20.9 million in the nine months ended September 30, 2007, an increase of 32% compared to the same period in 2006. During the three and nine months ended September 30, 2007, contract and other revenues consisted primarily of net product distribution service revenue that we receive from GlaxoSmithKline, Inc. (GSK) from our sales of Flolan, revenue earned from various contract manufacturing projects as well as the amortization of previously deferred milestone and other revenues.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our total product sales and cost of goods sold (each, in thousands, except percentages) and our product gross margin:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Total product sales	$961,931	$670,060	44%	$2,707,214	$1,820,104	49%
Cost of goods sold	$198,460	$109,791	81%	$553,229	$278,031	99%
Product gross margin	79%	84%		80%	85%

Our product gross margin for the third quarter of 2007 was 79%, compared to 84% for the same quarter in 2006. Our product gross margin for the nine months ended September 30, 2007 was 80%, compared to 85% for the same period in 2006. The lower product gross margins for the three and nine months ended September 30, 2007 compared to the same periods in the prior year were primarily due to product mix changes, especially as Atripla, which has a lower product gross margin, comprised a larger proportion of our product sales. Our product gross margin for the first quarter of 2006 also included the impact of a $6.8 million write-down of inventory for our Gilead Access Program to its estimated net realizable value.

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

Research and Development Expenses

The following table summarizes the period over period changes in our research and development (R&D) expenses into these major components (in thousands, except percentages):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Research	$36,762	$21,931	68%	$96,718	$62,167	56%
Clinical development	85,719	57,612	49%	250,000	168,357	48%
Pharmaceutical development	17,876	13,762	30%	59,660	41,717	43%

Total research and development	$140,357	$93,305	50%	$406,378	$272,241	49%

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by clinical research organizations, materials and supplies, licenses fees and overhead allocations consisting of various support and facilities related costs. Our R&D expenses are separated into three main categories: research, clinical development and pharmaceutical development. Research expenses typically consist of preclinical and toxicology costs. Clinical development expenses include costs for Phase 1, 2, 3 and 4 clinical trials. Pharmaceutical development expenses consist of costs for product formulation and chemical analysis.

R&D expenses for the third quarter of 2007 increased by $47.1 million compared to the same quarter in 2006, primarily due to increased contract service and clinical study expenses of $17.0 million relating to research, clinical and product development activities in our respiratory and cardiovascular franchises, as well as higher headcount which increased compensation and benefits expenses by $16.8 million. In addition, we made a $5.0 million up-front license fee payment to Parion during the third quarter of 2007, which we expensed as there was no alternative future use for this technology.

R&D expenses for the nine months ended September 30, 2007 increased by $134.1 million compared to the same period in 2006, primarily due to increased contract service and clinical study expenses of $60.4 million relating to research, clinical and product development activities in our respiratory and cardiovascular franchises, as well as higher headcount which increased compensation and benefits expenses by $52.8 million.

We expect R&D expenses for the full year of 2007 to be higher than that of 2006, reflecting increased spending on our research, clinical and pharmaceutical development activities in the respiratory and cardiovascular areas.

Selling, General and Administrative Expenses

The following summarizes the period over period changes in our selling, general and administrative (SG&A) expenses (in thousands, except percentages):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2007	2006		2007	2006
Selling, general and administrative	$172,956	$132,529	31%	$525,693	$426,567	23%

SG&A expenses for the third quarter of 2007 increased by $40.4 million compared to the same quarter in 2006, primarily due to higher headcount which increased compensation and benefits expenses by $22.1 million, increased marketing and promotional expenses of $5.1 million and other consulting and support services expenses of $5.3 million related to our cardiovascular franchise.

SG&A expenses for the nine months ended September 30, 2007 increased by $99.1 million compared to the same period in 2006, primarily due to higher headcount which increased compensation and benefits expenses by $71.8 million, as well as increased marketing and promotional expenses of $14.2 million. These increases included expenses related to our launch of Letairis in the United States. SG&A expenses in the nine months ended September 30, 2006 included the write-off of certain capital assets of $7.9 million related to renovations at our corporate headquarters.

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

The remaining efforts for completing Myogen’s darusentan IPR&D program primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that darusentan for the treatment of resistant hypertension will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired product candidate under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of this product candidate if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of this project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

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

The remaining efforts for completing Corus’s IPR&D program primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that aztreonam lysine for inhalation for the treatment of cystic fibrosis will be approved in the United States or countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. The acquired product candidate under development may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of this product candidate if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of the project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

Interest and Other Income, net

Interest and other income, net, was $29.5 million for the third quarter of 2007, a decrease of $6.7 million from the third quarter of 2006. The decrease for the third quarter of 2007 compared to the same period in the prior year was primarily attributable to lower average cash and investment balances, as well as lower foreign exchange gains as compared to the prior year. Interest and other income, net, in the third quarter of 2006 included the recognition of $6.6 million of other-than-temporary losses associated with marketable securities that we liquidated in order to fund the Myogen acquisition which closed in the fourth quarter of 2006.

Interest and other income, net, was $80.3 million for the nine months ended September 30, 2007, a decrease of $21.8 million from the same period in 2006. The decrease for the nine months ended September 30, 2007 compared to the same period in the prior year were primarily attributable to lower average cash and investment balances, as well as lower foreign exchange gains as compared to the prior year.

Interest Expense

Interest expense was $3.0 million for the third quarter of 2007, a decrease of $3.1 million from the third quarter of 2006. Interest expense was $10.2 million for the nine months ended September 30, 2007, a decrease of $4.8 million from the same period in 2006. The decreases for the three and nine months ended September 30, 2007 compared to the same periods in the prior year were primarily attributable to our repayment during the first quarter of 2007 of all remaining amounts due under our term loan.

Minority Interest in Joint Venture

The minority interest in joint venture on our Condensed Consolidated Financial Statements reflects BMS’s interest in the operating results of our joint venture with BMS in the United States. As the primary beneficiary of the joint venture as determined under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, we consolidate the operations of the joint venture in our Condensed Consolidated Financial Statements. The operations of the joint venture commenced in 2005, with activities primarily focusing on the co-formulation of the once-daily single tablet regimen of Truvada and Sustiva. In July 2006, we received approval from the FDA for Atripla in the United States. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla in Canada and, in October 2007, we received approval to market Atripla in Canada.

Provision for Income Taxes

Our income tax rate was 30.8% and 29.7% for the three and nine months ended September 30, 2007, respectively, compared to 158.4% and 46.3% for the three and nine months ended September 30, 2006, respectively. Included in our operating income for the third quarter of 2006 was a pre-tax charge of $355.6 million for purchased IPR&D expense associated with our Corus acquisition. We did not record any income tax benefit related to the purchased IPR&D charge as such amount is non-deductible. Our provision for income taxes for the three and nine months ended September 30, 2007 was $177.7 million and $513.5 million, respectively, compared to $141.5 million and $409.8 million, respectively, for the three and nine months ended September 30, 2006. The tax rates for the three and nine months ended September 30, 2007 differed from the U.S. federal statutory rate of 35% primarily due to state taxes, offset by tax credits and certain earnings from operations in foreign tax jurisdictions for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United States. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, working capital and cash flows (in thousands):

	As of September 30, 2007	As of December 31, 2006
Cash, cash equivalents and marketable securities	$2,218,051	$1,389,566
Working capital	$1,853,604	$1,664,930

	Nine Months Ended September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$1,253,412	$738,551
Investing activities	$(1,172,491)	$(1,501,864)
Financing activities	$(282,636)	$629,834

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $2.22 billion at September 30, 2007, an increase of $828.5 million or 60% from December 31, 2006. The increase of $828.5 million was primarily attributable to $1.25 billion of operating cash flows generated during the nine months ended September 30, 2007, $186.4 million of proceeds that we received from issuances of stock under our employee stock plans, partially offset by our repurchase of $454.9 million of our common stock during the second quarter of 2007 under our stock repurchase program, as well as our repayment of all remaining amounts due under our term loan of $99.0 million during the first quarter of 2007.

Working Capital

Working capital at September 30, 2007 was $1.85 billion compared to $1.66 billion at December 31, 2006. The increase of $188.7 million was primarily attributable to the $199.6 million increase in prepaid taxes, $194.3 million increase in accounts receivable, net, driven primarily by increased product sales and foreign exchange gains and $102.5 million decrease in accounts payable partially offset by the $170.1 million decrease in cash, cash equivalents and short-term marketable securities and $124.3 million decrease in deferred tax assets primarily attributed to utilization of net operating loss and tax credit carryforwards during the nine months ended September 30, 2007.

Cash Provided by Operating Activities

Cash provided by operating activities of $1.25 billion for the nine months ended September 30, 2007 was comprised primarily of net income of $1.21 billion adjusted for non-cash items, such as stock-based compensation expense of $151.2 million and tax benefits from employee stock plans of $100.2 million, partially offset by a $233.8 million net cash outflow related to changes in operating assets and liabilities.

Cash provided by operating activities of $738.6 million for the nine months ended September 30, 2006 was comprised primarily of net income of $475.7 million adjusted for non-cash items, such as IPR&D expense of $355.6 million, tax benefits from employee stock plans of $107.5 million, stock-based compensation expense of $98.1 million, partially offset by $288.9 million in net cash outflows related to changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2007 primarily related to purchases, sales and maturities of available-for-sale securities, capital expenditures and our acquisition of Nycomed. Cash used in investing activities for the nine months ended September 30, 2006 primarily related to purchases, sales and maturities of available-for-sale securities, capital expenditures and our acquisition of Corus.

We used $1.17 billion of cash for investing activities during the nine months ended September 30, 2007, compared to $1.50 billion during the nine months ended September 30, 2006. The decrease was primarily due to lower activity in purchases, sales and maturities of marketable securities during the nine months ended September 30, 2007 compared to the same period in 2006.

Capital expenditures made in the nine months ended September 30, 2007 related primarily to the expansion and upgrading of our facilities to accommodate our growth.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities in the nine months ended September 30, 2007 was $282.6 million, primarily related to $454.9 million used to repurchase our common stock under our stock repurchase program and $99.0 million used to pay off all remaining amounts due on our term loan. The cash outflows were partially offset by proceeds of $186.4 million that we received from issuances of stock under our employee stock plans, as well as $85.3 million of excess tax benefits from stock option exercises.

Cash provided by financing activities for the nine months ended September 30, 2006 was $629.8 million, primarily from the $587.6 million of net proceeds generated from our issuances of convertible senior notes and related transactions, proceeds of $123.8 million that we received from the issuances of stock under our employee stock plans, as well as $79.8 million of excess tax benefits from stock option exercises. The cash inflows were partially offset by $161.0 million paid towards principal due on our term loan during the nine months ended September 30, 2006.

In October 2007, our Board of Directors authorized a new program for the repurchase of our common stock in an amount of up to $3.0 billion through open market and private block transactions pursuant to Rule 10b5-1 plans or privately-negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements, as determined by our management. This stock repurchase program expires on December 31, 2010.

Other Information

As of September 30, 2007, we had an uncollateralized revolving credit facility of $500.0 million, of which there were no amounts outstanding.

In August 2007, as a result of a review of the terms under our existing corporate aircraft leases and upon consideration of the various alternatives available to us upon their expiration, we entered into agreements to purchase three to be constructed aircraft (Purchase Agreements) for delivery in 2010 and 2013. The aggregate purchase price under the Purchase Agreements was $94.2 million. As of September 30, 2007, we have made deposits totaling $4.7 million which has been recorded as other noncurrent assets in our Condensed Consolidated Balance Sheet. Future deposits due under the terms of the Purchase Agreements are as follows: $2.6 million in 2008, $21.2 million in 2009, $28.5 million in 2010, $4.1 million in 2011, $20.7 million in 2012, and $12.4 million in 2013. We have the option to terminate the Purchase Agreements, subject to a maximum payment of 7.5 percent of the fully-equipped price of the aircraft.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to foreign exchange forward contracts which we have historically used to mitigate the impact of changes in currency exchange rates on cash flows from our sales denominated in certain foreign currencies, during the nine months ended September 30, 2007, we began using foreign exchange option contracts as permitted by our hedging policy. During the nine months ended September 30, 2007, we also increased the maximum duration of our foreign exchange forward and option contracts under our hedging policy from 12 months to 18 months.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2007 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2007.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information pertaining to legal proceedings can be found in “Part I. Item 1. Condensed Consolidated Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 6. Commitments and Contingencies” to the interim Condensed Consolidated Financial Statements, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

In evaluating our business, you should carefully consider the following risks in addition to the other information in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. It is not possible to predict or identify all such risks and, therefore, you should not consider any of the below risks to be a complete statement of all the potential risks or uncertainties that we face.

A substantial portion of our revenues is derived from sales of a limited number of products. If we are unable to maintain or continue increasing sales of our HIV products, our results of operations may be adversely affected.

We are currently dependent on sales of our products for the treatment of human immunodeficiency virus (HIV) infection, especially Truvada and Atripla, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development efforts. HIV product sales for the third quarter of 2007 were $805.8 million, or 76% of our total revenues, and sales of Truvada and Atripla accounted for 51% and 30%, respectively, of our total HIV product sales during the third quarter of 2007. We may not be able to continue the growth rate of sales of our HIV products for the reasons stated in this risk factor section and, in particular, for the following reasons:

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

F. Hoffmann-La Roche, Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. We recognized $77.4 million in royalty revenue in the third quarter of 2007 related to royalties received from second quarter 2007 sales of Tamiflu by Roche. Although such royalty revenue represented less than 7% of our total revenues in the third quarter of 2007, it represented 13% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. If sales of Tamiflu were to decrease, our pre-tax income would decrease disproportionately, and any such decrease could be material.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues and our stock price may be adversely affected.

If we do not introduce new products or increase revenues from our existing products, we will not be able to increase or maintain our total revenues. Each new product commercialization effort, including Letairis for the treatment of pulmonary arterial hypertension (PAH), which we launched in the United States in June 2007, will face the risks outlined in this section. If we fail to increase sales of our products or bring new products to market, we may not be able to increase revenues and expand our research and development efforts. Sales of Atripla may increase at the expense of product sales of its component products and our overall total revenues may not increase as Atripla sales increase. In addition, in October 2007, the Committee for Medicinal Product for Human Use of the European Medicines Agency (EMEA) issued a positive opinion on the marketing authorization for Atripla for the treatment of HIV-1 infection in adults with virologic suppression to HIV-1 RNA levels of less than 50 copies/ml on their current combination antiretroviral therapy for more than three months. Patients must not have experienced virological failure on any prior antiretroviral therapy and must be known not to have harbored virus strains with mutations conferring significant resistance to any of the three components contained in Atripla. This restriction of Atripla’s use in the European Union will prevent us from promoting Atripla for use in patients who have not previously achieved this reduction in viral load through the use of antiretroviral therapy, including newly diagnosed patients. If we seek to expand the indication for Atripla in the European Union, the EMEA may require us to perform additional clinical trials, which we may be unable to complete. If we are unable to expand the indication for Atripla to include a broader population of patients, the impact to future sales of Atripla in the European Union is unknown but could be more limited than in other markets, including the United States, where we have no such restrictions.

Furthermore, the marketing authorization application submitted by us in October 2007 for Viread for the treatment of chronic hepatitis B in the United States and the European Union may not be granted under the timelines currently anticipated, or at all. In addition, we cannot be certain that aztreonam lysine for inhalation for the treatment of cystic fibrosis, obtained in the acquisition of Corus Pharma, Inc. (Corus) or darusentan for the treatment of resistant hypertension, purchased from Myogen, Inc. (Myogen), will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. We may face numerous risks and uncertainties with our product candidates that could prevent completion of development, including our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain the U.S. Food and Drug Administration (FDA) and other regulatory body approvals. Our product candidates may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of these product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted.

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GlaxoSmithKline Inc. (GSK), which markets fixed-dose combination products that compete with Truvada and Atripla. For AmBisome, we are encountering significant competition from products produced by Merck & Co., Inc. (Merck) and Pfizer, Inc. (Pfizer). In addition, we are aware of reports of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. For Hepsera, we have encountered increased competition with Baraclude (entecavir) from Bristol-Myers Squibb Company (BMS) and Tyzeka/Sebivo (telbivudine) from Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. Letairis competes directly with Actelion Pharmaceuticals US, Inc.’s Tracleer (bosentan) and indirectly with PAH products from United Therapeutics Corporation and Pfizer. Aztreonam lysine for inhalation for the treatment of cystic fibrosis, if and when approved for marketing, would compete with TOBI (tobramycin for inhalation), marketed by Novartis.

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

The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA and comparable regulatory agencies in other countries. We are continuing clinical trials for Truvada, Atripla, Viread, Emtriva, Hepsera, AmBisome and Letairis for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional products over the next several years. These products may fail to receive marketing approval on a timely basis, or at all.

In addition, our marketed products and how we manufacture and sell these products are subject to extensive regulation and review. Discovery of previously unknown problems with our marketed products or problems with our manufacturing or promotional activities may result in restrictions on our products, including withdrawal of the products from the market. If we fail to comply with applicable regulatory requirements, we could be subject to penalties including fines, suspensions of regulatory approvals, product recalls, seizure of products and criminal prosecution.

The results and anticipated timelines of our clinical trials are uncertain and may not support continued development of a product pipeline, which would adversely affect our prospects for future revenue growth.

We are required to demonstrate the safety and effectiveness of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our products under development fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results of our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that drug candidate could be delayed or halted. For example, in our Phase 1a/b study of our novel non-nucleoside polymerase inhibitor, also known as GS 9190, a potential QTc signal, a measure for cardiovascular safety, was observed. As a result, we decided to conduct a pilot QTc study in healthy volunteers before escalating patients to the next higher dose of GS 9190. This has delayed the development of this compound. If results from this pilot study confirm a drug-related QTc signal, this program may be further delayed or we may decide to cease our efforts to commercialize this compound. In addition, we may face challenges in clinical trial protocol design and trial enrollment, including with our Phase 3 clinical studies of elvitegravir, our novel HIV integrase inhibitor also known as GS 9137, and darusentan for the treatment of resistant hypertension, a program we obtained from the Myogen acquisition. If clinical trials of elvitegravir, darusentan or other compounds in our pipeline cannot be completed on a timely basis or at all, our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

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

We may not be able to successfully integrate Nycomed Limited with our existing business.

In September 2007, we completed the acquisition of Nycomed Limited (Nycomed), located in Cork, Ireland, which conducted manufacturing and tabletting operations for Nycomed GmbH. We intend to transfer certain of our current operations from our Dublin, Ireland site to this facility and utilize the site primarily for solid dose tablet manufacturing of existing and future products, as well as product packaging activities. Integrating this business with our existing business will be a complex and time-consuming process. Until recently, Nycomed operated independently of us, with its own business, corporate culture, employees and systems. As a result of this acquisition, we have to operate our existing business, along with the Nycomed business, as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration of Nycomed with our existing business. If we are unable to successfully integrate Nycomed with our existing business, we may be unable to utilize the site as currently planned, which could harm our business.

Manufacturing problems could delay product shipments and regulatory approvals, which may adversely affect our results of operations.

We depend on third parties to perform manufacturing activities effectively and on a timely basis for Truvada, Atripla, Viread, Emtriva, Hepsera, Vistide and Letairis. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and third-party manufacturers are subject to the FDA’s current Good Manufacturing Practices (GMP), which are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards and similar regulations are in effect in other countries. Our manufacturing operations are also subject to routine inspections by regulatory agencies. Additionally, these third-party manufacturers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.

Our ability to successfully manufacture and commercialize aztreonam lysine for inhalation, if approved, will depend upon our ability to continue to manufacture in a multi-product facility.

Aztreonam lysine is a monobactam Gram-negative antibiotic that we currently plan to manufacture, by ourselves or through third parties, in a multi-product manufacturing facility. Historically, the FDA has permitted the manufacture of mono-bactams in multi-product manufacturing facilities; however, there can be no assurances that the FDA will continue to allow this practice. We do not currently have a single-product facility that can be dedicated to the manufacture of aztreonam lysine for inhalation nor have we engaged a contract manufacturer with a single-product facility for aztreonam lysine for inhalation. If the FDA prohibits the manufacture of mono-bactam antibiotics, like aztreonam lysine for inhalation, in multi-product manufacturing facilities in the future, we may not be able to procure a single-product manufacturing facility in a timely manner, which would adversely affect our commercial supplies of aztreonam lysine for inhalation and our anticipated financial results attributable to such product, if approved.

We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which could limit our ability to generate revenues.

We need access to certain supplies and products to conduct our clinical trials. Our inability to obtain any of these materials in a timely manner may delay our development efforts for our product candidates, which could limit our ability to generate revenues. For example, our ability to conduct Phase 3 clinical studies of elvitegravir, our novel HIV integrase inhibitor also known as GS 9137, depends in part on our ability to obtain an adequate supply of raltegravir, the comparator drug for these studies, and to prepare raltegravir for use in a blinded study. If we are unable to obtain an adequate supply of raltegravir or prepare raltegravir for use in a blinded study in a timely fashion, or at all, we would experience delay in our development efforts for this product candidate.

Suppliers of key components and materials must be named in a new drug application (NDA) filed with the FDA for a product, and significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship certain of our products for commercial supply or to supply our products in development for clinical trials. In addition, some of our products and the materials that we utilize in our operations are made at only one facility. For example, we manufacture AmBisome and fill and finish Macugen exclusively at our facilities in San Dimas, California. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome and Macugen to meet market needs.

In addition, we depend on a single supplier for high quality cholesterol, which is used in the manufacture of AmBisome. We also depend on single suppliers for the active pharmaceutical ingredient and for the tabletting of Letairis. Our product candidate, aztreonam lysine for inhalation, is administered to the lungs of patients through a device that is made by a single supplier. We also rely on a single third party supplier for the manufacture of aztreonam lysine for inhalation, for which we intend to submit a NDA with the FDA in the fourth quarter of this year. We are aware that this supplier has GMP compliance issues, which have resulted in the issuance of “approvable letters” by the FDA to other companies for which this supplier also manufactures. These approvable letters have indicated that the FDA is prepared to approve the NDAs upon the satisfaction of certain specified conditions, which have included the resolution of the GMP compliance issues by this supplier. If this supplier is unable to resolve these GMP compliance issues, we may also receive an approvable letter that will require the resolution of these compliance issues as a condition to obtaining marketing approval for the product. If the compliance issues are not resolved in a timely manner, aztreonam lysine for inhalation may not be approved in the anticipated timeframe, and our anticipated sales of this drug may be negatively impacted. Problems with any of the single suppliers we depend on may negatively impact our development and commercialization efforts.

We depend on relationships with other companies for sales and marketing performance and revenues. Failure to maintain these relationships, poor performance by these companies or disputes with these other companies could negatively impact our business.

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with Astellas Pharma, Inc. and Dainippon Sumitomo Pharma Co., Ltd. for AmBisome in the United States and Japan, GSK for Hepsera outside of the United States, Roche for Tamiflu, Pfizer for Vistide, OSI Pharmaceuticals, Inc. and Pfizer for Macugen, Japan Tobacco Inc. for Viread, Truvada and Emtriva in Japan, and our joint venture with BMS for Atripla in the United States and Canada. In many countries, we rely on international distributors for sales of Truvada, Viread, Emtriva, Hepsera and AmBisome. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including:

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

We also rely on a third party to administer LEAP, the restricted distribution program designed to support Letairis. This third party provides information and education to prescribers and patients on the risks of Letairis, confirms insurance coverage and investigates alternative sources of reimbursement or assistance, ensures fulfillment of the risk management requirements mandated for Letairis by the FDA and coordinates and controls dispensing to patients through the third-party specialty pharmacies. Failure of this third party or the specialty pharmacies that distribute Letairis to perform as expected may result in regulatory action from the FDA or decreased Letairis sales, either of which would harm our business. For example, after the launch of Letairis in June 2007, the demand for the product challenged the third-party resources we initially put in place to administer LEAP. If we are unable to successfully implement structural changes to streamline the process and improve the physician and patient experience of initiating therapy on Letairis, our sales of Letairis could be negatively affected.

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

During the nine months ended September 30, 2007, approximately 90% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. The non-retail sector in the United States, which includes government institutions, correctional facilities and large health maintenance organizations, which contributed to approximately 30% of our U.S. HIV business as of September 30, 2007, tends to be less consistent in terms of buying patterns, and often causes quarter over quarter fluctuations that do not necessarily mirror the growth patterns that can be seen in the retail prescription data.

In the European Union, we are required to permit products purchased in one country to be sold in another country. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products from countries where the prices for our products are relatively low. Purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high affect the inventory level held by our wholesalers and us and can cause the relative sales levels in the various countries to fluctuate from quarter to quarter and be more difficult to forecast. In addition, wholesalers may attempt to arbitrage the pricing differential between countries by purchasing excessive quantities of our products. These activities may result in fluctuating quarterly sales in certain countries which do not reflect the actual demand for our products from customers. Such quarterly fluctuations may cause our earnings to fluctuate, which could adversely affect our stock price. For example, during the second and third quarters of 2007, we experienced increased sales of our HIV products in France. We believe a portion of these products was being re-exported to other countries and resold at higher prices. Our sales of Truvada and Viread in France and any countries to or from which sales have been re-exported may continue to fluctuate. If these activities continue to increase in France, other European countries or elsewhere, our results of operations could be adversely affected.

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

We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. Patent applications are confidential for at least some period of time until a patent is issued. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. In addition, if competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful. In addition, from time to time, certain individuals or entities may challenge our patents. For example, in March 2007, the Public Patent Foundation filed requests for reexamination with the United States Patent and Trademark Office (PTO) challenging four of our patents related to tenofovir disoproxil fumarate, which is an active ingredient in Truvada, Atripla and Viread. The PTO granted these requests in July 2007. As is typical in these cases, the PTO will issue an office action that will likely set forth at least one substantial new question of patentability with respect to our patent claims. We cannot predict the ultimate outcome of this office action. If we are unsuccessful in responding to this office action, some or all of the original claims in our patents may be narrowed or invalidated.

Patents do not cover the active ingredients in AmBisome. In addition, we do not have patent filings in China or certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. Asia is a major market for therapies for hepatitis B infection, the indication for which Hepsera has been developed. Flolan’s patent and market exclusivity protection has expired. As a result, one or more generic pharmaceutical companies may launch, or attempt to launch, a generic version of Flolan in the United States in 2007 or thereafter.

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

In August 2007, the PTO adopted new rules which become effective beginning on November 1, 2007. The new rules include limitations on the number of claims that are permitted in a patent application, and the number of continuing patent applications that can be filed. As a result of the implementation of the new rules, we may be limited in our ability to obtain broad patent coverage for our products and product candidates and this may allow competitors to market products very similar to ours or to obtain patent coverage for closely related products.

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

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government-owned or supported customers in these countries totaled approximately $422.7 million as of September 30, 2007. Historically, receivables accumulated over a period of time and were settled as large lump sum payments as government funding became available. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

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

In addition, purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high may adversely impact our revenues and gross margin and may cause our sales to fluctuate from quarter to quarter. During the nine months ended September 30, 2007, we have observed an increase in cross-border sales in the European Union, where we are required to permit cross-border sales. Further, some U.S. consumers have been able to purchase products, including HIV products, from internet pharmacies in other countries at substantial discounts. Such cross-border sales could adversely affect our revenues and gross margin.

In some countries, we may be required to grant compulsory licenses for our products or face generic competition for our products.

In a number of developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. As a result of discussions with the Brazilian government, we reached agreement with the Brazilian Health Ministry in May 2006 to reduce the price of Viread in Brazil by approximately 50%. In addition, concerns over the cost and availability of Tamiflu as fear grows about a potential avian flu pandemic have generated international discussions over potential compulsory licensing of our Tamiflu patents. For example, the Canadian government may allow Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least-developed countries under Canada’s Access to Medicines Regime. Furthermore, Roche has issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

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

Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. There have been significant changes to the federal Medicare system in the United States that could impact the pricing of our products. Under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D. The prescription drug program began on January 1, 2006 and although we have benefited initially from patients transitioning from Medicaid to Medicare Part D in 2006, the longer term impact of this new law on our business is not yet clear to us, and the impact will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category. Some of the entities providing Medicare Part D coverage have attempted to negotiate price concessions from pharmaceutical manufacturers. In addition, discussions are taking place at the federal level to pass a bill that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers. The increasing pressure to lower prescription drug prices may limit drug access for Medicare Part D enrollees. Further, Medicare patients will have to pay co-insurance, which may influence which products are recommended by physicians and selected by patients. Our results of operations could be materially adversely affected by the reimbursement changes emerging from the Medicare prescription drug coverage legislation. In addition to federal Medicare proposals, state Medicaid drug payment changes could also lower payment for our products. To the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting lower payment schedules. Additionally, health care reform at both the federal and state levels could adversely affect payment for our drugs. At this time, a few states have already enacted health care reform legislation.

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

We, along with certain of our officers and a former officer, were named as defendants in a class action lawsuit alleging violations of federal securities laws, which lawsuit has been dismissed by the court. However, the plaintiffs have appealed the dismissal. In November 2006, we received a subpoena from the U.S. Attorney’s Office in San Francisco requesting documents regarding our marketing and medical education programs for Truvada, Viread and Emtriva. We have complied with the U.S. Attorney’s subpoena and intend to cooperate with any related government investigation. The outcome of this lawsuit, any other lawsuits brought against us, the investigation, or any other such investigations brought against us, are inherently uncertain, and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows.

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

For example, on August 31, 2007, the FASB issued for comment a proposed FASB Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a). The proposed FSP APB 14-a addresses instruments commonly referred to as Instrument C from EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. The proposed FSP APB 14-a requires bifurcation of the conversion option from the debt instrument, classification of the conversion option in equity, and then accretion of the resulting discount on the debt to result in additional interest expense being reported in the income statement. We understand that the FASB plans to issue the final FSP APB 14-a by the end of 2007. Although the final guidance has not been issued and we cannot predict its ultimate outcome, we believe that if the FASB determines that we should account for Instrument C securities in the manner described above, the accounting for our convertible senior notes would be affected and the impact to our financial position and results of operations would be material. Based upon the proposed FASB guidance, we estimate that we would have reported additional interest expense related to our convertible senior notes of approximately $13 million and $38 million during the three and nine months ended September 30, 2007, respectively, and $12 million and $21 million during the three and nine months ended September 30, 2006, respectively.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Asset Purchase Agreement between Registrant and OSI Pharmaceuticals, Inc., dated November 26, 2001

(2)	2.2	Agreement and Plan of Merger, among Registrant, Simbolo Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Triangle Pharmaceuticals, Inc., dated December 3, 2002

(3)	2.3	Agreement and Plan of Merger, among Registrant, Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D., as Chairman of and on behalf of the Stockholder Representative Committee, dated April 12, 2006

+(4)	2.4	Stock Purchase Agreement, among Registrant, Degussa AG, Laporte Nederland BV and Raylo Chemicals Inc., dated June 6, 2006

(5)	2.5	Agreement and Plan of Merger, among Registrant, Mustang Merger Sub, Inc. and Myogen, Inc., dated October 1, 2006

(6)	3.1	Restated Certificate of Incorporation of the Registrant, as amended

(7)	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant

(8)	3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.4	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(9)	3.5	Amended and Restated Bylaws of the Registrant, as amended and restated on May 8, 2007

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3, Exhibit 3.4 and Exhibit 3.5

(10)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(11)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(12)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(13)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(13)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(13)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

Exhibit Footnote	Exhibit Number	Description of Document
*(14)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(14)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(15)	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees, revised in September 2006

*(14)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(14)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(9)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through May 9, 2007

*(16)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

*(16), (17)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(18)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(19)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(3)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

*(20)	10.12	NeXstar Pharmaceuticals, Inc.’s 1993 Incentive Stock Plan, adopted February 8, 1993, as amended

+(21)	10.13	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997

*(22)	10.14	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(22)	10.15	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(22)	10.16	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(23)	10.17	Licensing Agreement between Gilead Sciences Limited, Limited and Glaxo Group Limited, dated April 26, 2002

*(24)	10.18	Triangle Pharmaceuticals, Inc. 1996 Stock Incentive Plan

+(25)	10.19	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

Exhibit Footnote	Exhibit Number	Description of Document
+(25)	10.20	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(26)	10.21	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

+(27)	10.22	Master Clinical and Commercial Supply Agreement between Gilead Sciences Limited, Ltd., Registrant and Patheon Inc., dated January 1, 2003

+(27)	10.23	Licensing Agreement between Registrant and OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.), dated March 31, 2000 and amended on May 9, 2000, December 4, 2001 and April 12, 2002

(27)	10.24	Amendment No. 1 to Licensing Agreement between Eyetech Pharmaceuticals, Inc. and Registrant, dated May 9, 2000

(27)	10.25	Amendment No. 2 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated December 4, 2001

+(27)	10.26	Amendment No. 3 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated August 30, 2002

+(27)	10.27	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated 26 April 2002 between Glaxo Group Limited and Gilead Sciences Limited

+(28)	10.28	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(29)	10.29	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited, Ltd. and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(29)	10.30	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(29)	10.31	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(30)	10.32	Term Loan Agreement between Gilead Biopharmaceutics Ireland Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent, dated December 21, 2005

(30)	10.33	Parent Guaranty Agreement by Registrant dated December 21, 2005 in favor of Bank Of America, N.A (in connection with the Term Loan Agreement)

(30)	10.34	Subsidiary Guaranty Agreement by Gilead Vintage Park, LLC (in connection with the Term Loan Agreement), dated December 21, 2005

(30)	10.35	Credit Agreement between Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 21, 2005

Exhibit Footnote	Exhibit Number	Description of Document
(30)	10.36	Subsidiary Guaranty Agreement by Gilead Vintage Park, LLC, dated December 21, 2005 (in connection with the Credit Agreement)

*(31)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(31)	10.38	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(31)	10.39	Gilead Sciences, Inc. Corporate Bonus Plan

+(32)	10.40	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(32)	10.41	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(33)	10.42	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(7)	10.43	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

(4)	10.44	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(4)	10.45	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(4)	10.46	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(4)	10.47	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

+(4)	10.48	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(34)	10.49	Corus Pharma, Inc. 2001 Stock Plan

*(34)	10.50	Form of Corus Pharma, Inc. 2001 Stock Plan Stock Option Agreement

*(3)	10.51	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

(3)	10.52	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(3)	10.53	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

*(35)	10.54	2007 Base Salaries for the Named Executive Officers

Exhibit Footnote	Exhibit Number	Description of Document
*(15)	10.55	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(36)	10.56	License Agreement between Myogen, Inc. and Abbott Laboratories, dated June 30, 2003

+(36)	10.57	License Agreement between Myogen, Inc. and Abbott Deutschland Holding GmbH dated October 8, 2001

+(37)	10.58	License Agreement between Myogen and Glaxo Group Limited, dated March 3, 2006

+(38)	10.59	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd. dated May 10, 2007

*(39)	10.60	Gilead Sciences, Inc. Severance Plan, as amended and restated on May 8, 2007

*(9)	10.61	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 9, 2007

*(7)	10.62	Gilead Sciences, Inc. 2005 Deferred Compensation Plan

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32**	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 4, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 10, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-117480) filed on July 19, 2004, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(20)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
(21)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102911) filed on January 31, 2003, and incorporated herein by reference.
(25)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(26)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 27, 2005, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-136814) filed on August 22, 2006, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 23, 2007, and incorporated herein by reference.
(36)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(37)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.
(39)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: November 2, 2007	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2007	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a) Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Asset Purchase Agreement between Registrant and OSI Pharmaceuticals, Inc., dated November 26, 2001

(2)	2.2	Agreement and Plan of Merger, among Registrant, Simbolo Acquisition Sub, Inc., a wholly-owned subsidiary of Registrant, and Triangle Pharmaceuticals, Inc., dated December 3, 2002

(3)	2.3	Agreement and Plan of Merger, among Registrant, Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D., as Chairman of and on behalf of the Stockholder Representative Committee, dated April 12, 2006

+(4)	2.4	Stock Purchase Agreement, among Registrant, Degussa AG, Laporte Nederland BV and Raylo Chemicals Inc., dated June 6, 2006

(5)	2.5	Agreement and Plan of Merger, among Registrant, Mustang Merger Sub, Inc. and Myogen, Inc., dated October 1, 2006

(6)	3.1	Restated Certificate of Incorporation of the Registrant, as amended

(7)	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant

(8)	3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.4	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(9)	3.5	Amended and Restated Bylaws of the Registrant, as amended and restated on May 8, 2007

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3, Exhibit 3.4 and Exhibit 3.5

(10)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(11)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(12)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(13)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(13)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

Exhibit Footnote	Exhibit Number	Description of Document
(13)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

*(14)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(14)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(15)	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees, revised in September 2006

*(14)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(14)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(9)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through May 9, 2007

*(16)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

*(16), (17)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(18)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(19)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(3)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

*(20)	10.12	NeXstar Pharmaceuticals, Inc.’s 1993 Incentive Stock Plan, adopted February 8, 1993, as amended

+(21)	10.13	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997

*(22)	10.14	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(22)	10.15	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(22)	10.16	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(23)	10.17	Licensing Agreement between Gilead Sciences Limited, Limited and Glaxo Group Limited, dated April 26, 2002

*(24)	10.18	Triangle Pharmaceuticals, Inc. 1996 Stock Incentive Plan

+(25)	10.19	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

Exhibit Footnote	Exhibit Number	Description of Document
+(25)	10.20	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(26)	10.21	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

+(27)	10.22	Master Clinical and Commercial Supply Agreement between Gilead Sciences Limited, Ltd., Registrant and Patheon Inc., dated January 1, 2003

+(27)	10.23	Licensing Agreement between Registrant and OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.), dated March 31, 2000 and amended on May 9, 2000, December 4, 2001 and April 12, 2002

(27)	10.24	Amendment No. 1 to Licensing Agreement between Eyetech Pharmaceuticals, Inc. and Registrant, dated May 9, 2000

(27)	10.25	Amendment No. 2 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated December 4, 2001

+(27)	10.26	Amendment No. 3 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated August 30, 2002

+(27)	10.27	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated 26 April 2002 between Glaxo Group Limited and Gilead Sciences Limited

+(28)	10.28	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(29)	10.29	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited, Ltd. and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(29)	10.30	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(29)	10.31	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(30)	10.32	Term Loan Agreement between Gilead Biopharmaceutics Ireland Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent, dated December 21, 2005

(30)	10.33	Parent Guaranty Agreement by Registrant dated December 21, 2005 in favor of Bank Of America, N.A (in connection with the Term Loan Agreement)

(30)	10.34	Subsidiary Guaranty Agreement by Gilead Vintage Park, LLC (in connection with the Term Loan Agreement), dated December 21, 2005

(30)	10.35	Credit Agreement between Registrant, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 21, 2005

Exhibit Footnote	Exhibit Number	Description of Document
(30)	10.36	Subsidiary Guaranty Agreement by Gilead Vintage Park, LLC, dated December 21, 2005 (in connection with the Credit Agreement)

*(31)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(31)	10.38	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(31)	10.39	Gilead Sciences, Inc. Corporate Bonus Plan

+(32)	10.40	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(32)	10.41	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(33)	10.42	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(7)	10.43	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

(4)	10.44	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(4)	10.45	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(4)	10.46	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(4)	10.47	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

+(4)	10.48	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(34)	10.49	Corus Pharma, Inc. 2001 Stock Plan

*(34)	10.50	Form of Corus Pharma, Inc. 2001 Stock Plan Stock Option Agreement

*(3)	10.51	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

(3)	10.52	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(3)	10.53	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

*(35)	10.54	2007 Base Salaries for the Named Executive Officers

Exhibit Footnote	Exhibit Number	Description of Document
*(15)	10.55	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(36)	10.56	License Agreement between Myogen, Inc. and Abbott Laboratories, dated June 30, 2003

+(36)	10.57	License Agreement between Myogen, Inc. and Abbott Deutschland Holding GmbH dated October 8, 2001

+(37)	10.58	License Agreement between Myogen, Inc. and Glaxo Group Limited, dated March 3, 2006

+(38)	10.59	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd. dated May 10, 2007

*(39)	10.60	Gilead Sciences, Inc. Severance Plan, as amended and restated on May 8, 2007

*(9)	10.61	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 9, 2007

*(7)	10.62	Gilead Sciences, Inc. 2005 Deferred Compensation Plan

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32**	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 4, 2002, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 10, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-117480) filed on July 19, 2004, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(20)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
(21)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102911) filed on January 31, 2003, and incorporated herein by reference.
(25)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(26)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 27, 2005, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-136814) filed on August 22, 2006, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 23, 2007, and incorporated herein by reference.
(36)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(37)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.
(39)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.