Form 10-K
period 2007-12-31
GILEAD SCIENCES INC
filed 2008-02-27
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 29, 2007 was $28,881,737,506.*

The number of shares outstanding of the registrant’s Common Stock on February 22, 2008 was 928,870,032.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be held on May 8, 2008, are incorporated by reference into Part III of this Report.

*	Based on a closing price of $38.80 per share on June 29, 2007. Excludes 181,194,654 shares of the registrant’s Common Stock held by executive officers, directors and any stockholders whose ownership exceeds 5% of registrant’s common stock outstanding at June 29, 2007. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

GILEAD SCIENCES, INC.

2007 Form 10-K Annual Report

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD SCIENCES®, TRUVADA®, VIREAD®, EMTRIVA®, HEPSERA®, AMBISOME®, VISTIDE® and LETAIRIS™. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. MACUGEN® is a registered trademark belonging to OSI Pharmaceuticals, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Company. TAMIFLU® is a registered trademark belonging to F. Hoffmann-La Roche Ltd. FLOLAN® and VOLIBRIS® are registered trademarks of GlaxoSmithKline Inc. This report also includes other trademarks, service marks and trade names of other companies.

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934, as amended (the Exchange Act). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors,” beginning at page 25. The risks, uncertainties and assumptions referred to above may include, but are not limited to, the following:

•	our ability to maintain or continue increasing sales of our HIV products;

•	our ability to commercialize new products or expand the indications for existing products;

•	the significant competition we face;

•	significant safety issues may arise for our marketed products or our product candidates;

•	our ability to comply with complex U.S. Food and Drug Administration (FDA) and comparable international regulations;

•	the results and anticipated timelines of our clinical trials are uncertain and may not support continued development of a product pipeline;

•	our reliance on third-party contract research organizations to conduct our clinical trials and our inability to directly control the timing, conduct, expense and quality of our clinical trials;

•	our ability to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products;

•	our dependence on relationships with other companies for sales and marketing performance and revenues;

•

our ability to protect our patents and other intellectual property rights both domestically and internationally and our ability to operate without infringing upon the patents or other proprietary rights of third parties; and

•	the risk factors listed from time to time in our filings with the U.S. Securities and Exchange Commission (SEC).

Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the SEC, we do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Gilead Sciences, Inc. (Gilead, we, us or our), incorporated in Delaware on June 22, 1987, is a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life-threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Australia. To date, we have focused our efforts on bringing novel therapeutics for the treatment of life-threatening diseases to market. We continue to seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active product acquisition and in-licensing strategy.

Our Products

•

Truvada (emtricitabine and tenofovir disoproxil fumarate) is an oral formulation dosed once a day as part of combination therapy to treat human immunodeficiency virus (HIV) infection in adults. It is a fixed-dose combination of our anti-HIV medications, Viread (tenofovir disoproxil fumarate) and Emtriva (emtricitabine). We promote Truvada in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. We promote and sell Truvada in Europe through our commercial team and distributors, in Australia and New Zealand through our commercial team and in certain Latin American, Middle Eastern and Asian countries through distributors. We promote and sell Truvada in Japan through our corporate partner, Japan Tobacco Inc. (Japan Tobacco). In addition, Truvada is made available by us at substantially reduced prices to certain developing world countries included in our Gilead Access Program.

•

Atripla (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg) is an oral formulation dosed once a day for the treatment of HIV infection in adults. Atripla is the first once-daily single tablet regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. It is a fixed-dose combination of our anti-HIV medications, Viread and Emtriva, and Bristol Myers-Squibb Company’s Sustiva (efavirenz). We promote Atripla with our joint venture partner, Bristol Myers-Squibb Company (BMS), in the United States through each company’s commercial teams and sell it through our joint venture, Bristol Myers-Squibb & Gilead Sciences, LLC, in the United States exclusively through the wholesale channel. Atripla was approved for sale in the European Union in December 2007 and is currently sold in the United Kingdom, Germany and Austria. We plan to promote Atripla jointly with BMS in the majority of countries in Europe and are responsible for selling and distributing the product in these countries. In a limited number of Central and Eastern European countries, either we, BMS or a third-party distributor will be the sole promoting, selling and distributing company. In addition, we make Atripla available at substantially reduced prices to certain developing world countries through our collaboration with Merck & Co., Inc. (Merck).

•

Viread is an oral formulation of a nucleotide analogue reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat HIV infection in adults. We promote Viread in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. We promote and sell Viread in Europe through our commercial team and distributors, in Australia and New Zealand through our commercial team and in certain Latin American, Middle Eastern and Asian countries through distributors. We promote and sell Viread in Japan through our corporate partner, Japan Tobacco. In addition, Viread is made available by us at substantially reduced prices to certain developing world countries included in our Gilead Access Program.

•

Emtriva is an oral formulation of a nucleoside analogue reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat HIV infection in adults. In the United States and Europe, Emtriva is also approved as part of combination therapy to treat HIV infection in children. We promote

Emtriva in the United States through our U.S. commercial team and sell it in the United States exclusively through the wholesale channel. We promote and sell Emtriva in Europe through our commercial team and distributors, in Australia and New Zealand through our commercial team and in certain Latin American and Middle Eastern countries through distributors. We promote and sell Emtriva in Japan through our corporate partner, Japan Tobacco.

•

Hepsera (adefovir dipivoxil) is an oral formulation of a nucleotide analogue hepatitis B virus (HBV) DNA polymerase inhibitor, dosed once a day to treat chronic hepatitis B. Hepsera is approved for sale in the United States for the treatment of chronic hepatitis B in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active liver disease. Our U.S. commercial team promotes Hepsera in the United States, and we sell it in the United States exclusively through the wholesale channel. We promote and sell Hepsera in Europe through our commercial team and distributors and in Australia and New Zealand through our commercial team. We have licensed the rights to commercialize Hepsera solely for the treatment of hepatitis B in Asia, Latin America and certain other territories to GlaxoSmithKline Inc. (GSK).

•

AmBisome (amphotericin B liposome for injection) is a proprietary liposomal formulation of amphotericin B, an antifungal agent to treat serious invasive fungal infections caused by various fungal species. Our corporate partner, Astellas Pharma, Inc. (Astellas), promotes and sells AmBisome in the United States and Canada, and we promote and sell AmBisome in Europe, Australia and New Zealand through our commercial team and distributors. We also use various distributors to promote and sell AmBisome in certain Latin American, Middle Eastern and Asian countries (including India but excluding Japan, where Dainippon Sumitomo Pharma Co., Ltd. is responsible for promotion and distribution).

•

Letairis (ambrisentan) is an endothelin receptor antagonist (ERA) indicated for the treatment of pulmonary arterial hypertension (PAH) (WHO Group 1) in patients with WHO Class II or III symptoms to improve exercise capacity and delay clinical worsening. Letairis, approved in the United States in June 2007, is available only through a special restricted distribution program called the Letairis Education and Access Program (LEAP). Only prescribers and pharmacies registered with LEAP may prescribe, sell and distribute Letairis. Letairis has been granted orphan drug status for the treatment of PAH in both the United States as well as the European Union, where it recently received a positive opinion from the European Committee for Human Medicinal Products for the treatment of PAH and will be marketed under the name Volibris by GSK upon approval. We have an exclusive license to patent rights and related technology for Letairis in the United States from Abbott Laboratories, Inc. (Abbott). We sublicensed to GSK the rights to Letairis for certain hypertensive conditions in territories outside of the United States.

•

Vistide (cidofovir injection) is an antiviral medication for the treatment of cytomegalovirus retinitis in patients with AIDS. Vistide is approved for sale in the United States, where we sell the product exclusively through the wholesale channel. In 25 countries outside the United States, Vistide is sold by Pfizer Inc. (Pfizer).

•

Flolan (epoprostenol sodium) is an injected medication for the long-term intravenous treatment of primary pulmonary hypertension and pulmonary hypertension associated with the scleroderma spectrum of disease in New York Heart Association Class III and Class IV patients who do not respond adequately to conventional therapy. We have a license agreement and a distribution and supply agreement with GSK under which we have exclusive rights to market, promote and distribute Flolan and the sterile diluent for Flolan in the United States until April 2009. Flolan is distributed in the United States through a specialty pharmacy.

The following table lists aggregate product sales for our major products (in thousands):

	2007	% of Total Product Sales	2006	% of Total Product Sales	2005	% of Total Product Sales
HIV products:
Truvada	$1,589,229	43%	$1,194,292	46%	$567,829	31%
Atripla	903,381	24%	205,729	8%	—	—
Viread	613,169	16%	689,356	27%	778,783	43%
Emtriva	31,493	1%	36,393	1%	47,486	3%

Total HIV products	3,137,272	84%	2,125,770	82%	1,394,098	77%
Hepsera	302,722	8%	230,531	9%	186,532	10%
AmBisome	262,571	7%	223,031	9%	220,753	12%
Other	30,544	1%	8,865	0%	7,916	1%

Total product sales	$3,733,109	100%	$2,588,197	100%	$1,809,299	100%

See Item 8, Note 16 to our Consolidated Financial Statements on pages 123 through 124 included in this Annual Report on Form 10-K, for our total revenues by geographic area.

Royalties from Other Products

•

Tamiflu (oseltamivir phosphate) is an oral antiviral available in capsule form for the treatment and prevention of influenza A and B. Tamiflu is in a class of prescription drugs called neuraminidase inhibitors. Tamiflu is approved for the treatment of influenza in children and adults in more than 60 countries, including the United States, Japan and the European Union and is approved for the prevention of influenza in children and adults in the United States, Japan and the European Union. We developed Tamiflu with F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche), and Roche has the exclusive right to manufacture, by itself or through third parties, and sell Tamiflu worldwide, subject to its obligation to pay us royalties based on a percentage of the net sales that Roche generates from the sale of Tamiflu worldwide.

•

Macugen (pegaptanib sodium injection) is an intravitreal injection of an anti-angiogenic oligonucleotide for the treatment of neovascular age-related macular degeneration. Macugen was approved by the FDA in the United States in December 2004, and sales commenced in January 2005. In February 2006, the product received marketing approval for sale in the European Union. Macugen was developed by OSI Pharmaceuticals, Inc. (OSI) using technology licensed from us and is now promoted in the United States by OSI. OSI holds the exclusive rights to manufacture and sell Macugen in the United States, and Pfizer holds the exclusive right to manufacture and sell Macugen in the rest of the world. We receive royalties from OSI based on sales of Macugen worldwide.

Commercialization and Distribution

We have U.S. and international commercial sales operations, with marketing subsidiaries in Australia, Austria, Canada, France, Germany, Greece, Ireland, Italy, New Zealand, Portugal, Spain, Switzerland, Turkey, the United Kingdom and the United States. We are in the process of establishing marketing subsidiaries in Belgium, Denmark, Finland, the Netherlands, Norway and Sweden and intend to terminate our distributor agreements covering these territories.

Our commercial teams promote Truvada, Viread, Emtriva, Hepsera, AmBisome, Letairis and Flolan through direct field contact with physicians, hospitals, clinics and other healthcare providers.

We sell and distribute Truvada, Viread, Emtriva, Hepsera and Vistide in the United States exclusively through our wholesale channel. Our corporate partner, Astellas, promotes, sells and distributes AmBisome in the United States. Letairis and Flolan are sold and distributed exclusively by specialty pharmacies, which are pharmacies specializing in the dispensing of medications for complex or chronic conditions that may require a high level of patient education and ongoing counseling, and Letairis is only available through LEAP, a special restricted distribution program.

We sell and distribute Truvada, Viread, Emtriva, Hepsera and AmBisome in Europe, either through our commercial team or third-party distributors, and in Australia and New Zealand through our commercial team.

We sell and distribute Truvada, Viread, Emtriva, Hepsera and AmBisome in countries outside of the United States and Europe, including countries in Asia, Latin America, the Middle East, Australia, New Zealand and Africa. In these territories, with the exception of Australia and New Zealand, we enter into agreements with third-party distributors granting them the exclusive right to sell our products in a particular territory for a specified period of time. Most of these agreements provide for collaborative efforts between the distributor and us for obtaining regulatory approval for the product in the specified territory. These agreements generally grant the distributor the right to promote the product in the territory.

We promote Atripla in the United States with our joint venture partner, BMS, through our respective commercial teams using direct field contact with physicians, hospitals, clinics and other healthcare providers who are involved in the treatment of patients with HIV. Atripla was approved for sale in the European Union in December 2007 and is currently sold in the United Kingdom, Germany and Austria. We plan to promote Atripla jointly with BMS in the majority of countries in Europe and are responsible for selling and distributing the product in these countries. In a limited number of Central and Eastern European countries, either we, BMS or a third-party distributor will be the sole promoting, selling and distributing company. In a smaller group of non-European Union Eastern and Central European countries, Atripla will be promoted by BMS either directly or through third-party distributors.

We had product sales to three large wholesalers, each accounting for more than 10% of total revenues for each of the years ended December 31, 2007, 2006 and 2005. On a combined basis, these wholesalers accounted for approximately 89% of our product sales in the United States and approximately 45% of our total revenues. The following table summarizes the percent of our total revenues that were attributed to product sales made to these three wholesalers:

	Year ended December 31,
	2007	2006	2005
Cardinal Health, Inc.	20%	18%	18%
McKesson Corp.	15%	12%	12%
AmerisourceBergen Corp.	11%	11%	12%

Competition

Our products and development programs target a number of areas, including viral, fungal, respiratory and cardiovascular diseases. There are many commercially available products for the treatment of these diseases and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. Our products compete with other available products based primarily on:

•	efficacy;

•	safety;

•	tolerability;

•	acceptance by doctors;

•	ease of patient compliance;

•	patent protection;

•	ease of use;

•	price;

•	insurance and other reimbursement coverage;

•	distribution; and

•	marketing.

Our HIV Products. The HIV landscape is becoming more competitive and complex as treatment trends continue to evolve. A growing number of anti-HIV drugs are currently sold or are in advanced stages of clinical development. Of the approximately 26 branded HIV drugs available in the United States, our products primarily compete with the fixed-dose combination products in the nucleotide/nucleoside reverse transcriptase inhibitors (NRTI) class, including Combivir (lamivudine and zidovudine); Epzicom/Kivexa (abacavir and lamivudine) and Trizivir (abacavir/lamivudine/zidovudine), each sold by GSK. Other companies with HIV products competing in the same NRTI class include BMS and Roche, although our HIV products also compete broadly with HIV products from Boehringer Ingelheim GmbH, Merck, Abbott and Tibotec Therapeutics, a division of Ortho Biotech Products, L.P.

BMS’s Videx EC (didanosine, ddI) became the first generic HIV product in the United States in 2004. GSK’s Retrovir (zidovudine) also faces generic competition in the United States as a result of the launch of generic zidovudine in 2005. To date, there has been little impact from generic didanosine or generic zidovudine on the price of our HIV products; however, price decreases for all HIV products may result in the longer term.

AmBisome. AmBisome faces strong competition from several current and expected competitors. Competition from these current and expected competitors may erode the revenues we receive from sales of AmBisome. AmBisome faces competition from Vfend (voriconazole) developed by Pfizer and caspofungin, a product developed by Merck that is marketed as Cancidas in the United States and as Caspofungin elsewhere. AmBisome also competes with other lipid-based amphotericin B products, including Abelcet (amphotericin B lipid complex injection), sold by Enzon Pharmaceuticals, Inc. in the United States, Canada and Japan and by Zeneus Pharma Ltd. in Europe; Amphotec (amphotericin B cholesteryl sulfate complex for injection), sold by Three Rivers Pharmaceuticals, LLC worldwide; and Anfogen (amphotericin B liposomal), sold by Genpharma, S.A. in Argentina. BMS and numerous generic manufacturers sell conventional amphotericin B, which also competes with AmBisome.

We are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association.

Hepsera. Hepsera faces significant competition from existing and expected therapies for treating patients with chronic hepatitis B. Hepsera has faced increased competition from Baraclude (entecavir), an oral nucleoside analogue developed by BMS and launched in the United States in 2005, and Tyzeka/Sebivo (telbivudine), an oral nucleoside analogue developed by Novartis Pharmaceuticals Corporation (Novartis) for sale in the United States, the European Union and China. It also competes with Epivir-HBV/Zeffix (lamivudine), developed by GSK in collaboration with Shire Pharmaceuticals Group PLC and sold in the major countries throughout North and South America, Europe and Asia.

Hepsera also competes with established immunomodulatory therapies, including Intron-A (interferon alfa-2b), which is sold by Schering Plough Corporation in major countries throughout North and South America, Europe and Asia, and Pegasys (pegylated interferon alfa-2a), an injectable drug similar to Intron-A sold by Roche for the treatment of chronic hepatitis B.

Letairis. Letairis competes directly with Tracleer (bosentan) sold by Actelion Ltd. and indirectly with PAH products from United Therapeutics Corporation and Pfizer.

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

Flolan. Flolan competes primarily with Remodulin (treprostinil), a form of prostacyclin that is administered via continuous subcutaneous infusion or continuous intravenous infusion, which is sold by United Therapeutics Corporation in the United States. Flolan also competes with Ventavis (iloprost), an inhaled form of prostacyclin sold by affiliates of Actelion Ltd. in the United States. In addition, because the patent covering Flolan has expired, one or more generic pharmaceutical companies may launch a generic version of Flolan in the United States.

Tamiflu. Tamiflu competes with Relenza (zanamivir), an anti-influenza drug that is sold by GSK. Relenza is a neuraminidase inhibitor that is delivered as an orally-inhaled dry powder. Generic competitors include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. BioCryst Pharmaceuticals, Inc. is developing injectable formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of influenza, which is currently in Phase 2 clinical trials.

Macugen. Macugen competes primarily with Visudyne (verteporfin for injection), which is sold by Novartis and used in connection with photodynamic therapy, and Lucentis (ranibizumab), which is sold by Genentech, Inc.

A number of companies are pursuing the development of technologies which are competitive with our research programs. These competing companies include specialized pharmaceutical firms and large pharmaceutical companies acting either independently or together with other pharmaceutical companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for competitive products and programs.

We anticipate that we will face increased competition in the future as our existing and future competitors introduce new products to the market and new technologies become available. We cannot determine if existing products or new products that our competitors develop will be more effective or more effectively marketed and sold than any that we develop. Competitive products could render our technology and products obsolete or noncompetitive before we recover the investments and resources we used to develop these products.

Collaborative Relationships

As part of our business strategy, we establish collaborations with other companies, universities and medical research institutions to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies, universities and medical research institutions. More information regarding certain of these relationships, including their financial and accounting impact on our business can be found in Item 8, Note 10 to our Consolidated Financial Statements on pages 105 through 111 included in this Annual Report on Form 10-K.

Commercial Collaborations

The following list is representative of our commercial collaborations:

Commercial Collaboration Partner	Product	Year of Signing

Astellas	AmBisome	1991

IOCB/REGA	Truvada, Atripla, Viread, Hepsera and Vistide	1991

Emory	Truvada, Atripla and Emtriva	1996; 2005

Roche	Tamiflu	1996

Pfizer	Vistide and Macugen	1996; 2002

Sumitomo	AmBisome	1996; 2007

OSI	Macugen	2000

Abbott	Letairis	2001

GSK	Hepsera, Letairis and Flolan	2002; 2006

Japan Tobacco	Truvada, Viread and Emtriva	2003

BMS	Atripla	2004; 2007

•

Astellas Pharma Inc. (Astellas). In 1991, we entered into an agreement with Astellas, as successor to Fujisawa USA, Inc., related to rights to market AmBisome. Under the agreement, Astellas is responsible for promoting AmBisome in the United States and Canada, and we have exclusive marketing rights to AmBisome in the rest of the world, subject to our obligation to pay royalties to Astellas in connection with sales in significant markets in Asia, including China, India, Japan, South Korea and Taiwan. Astellas collects all payments from the sale of AmBisome in the United States and Canada, subject to the obligation to pay us royalties on Astellas’s gross profits from the sale of AmBisome in the United States and Canada.

•

Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and Rega Stichting (IOCB/REGA). In 1991 and 1992, we entered into agreements with IOCB/REGA relating to certain nucleotide compounds discovered at these two institutions. Under the agreements, we received the exclusive right to manufacture, use and sell these nucleotide compounds and are obligated to pay IOCB/REGA a percentage of net sales received from sales of products containing the patented compounds, subject to minimum royalty payments. The compounds covered by the original agreements include cidofovir (the active pharmaceutical ingredient in Vistide), adefovir (the active pharmaceutical ingredient in Hepsera) and tenofovir (the active pharmaceutical ingredient in Viread and one of the active pharmaceutical ingredients in Truvada and Atripla). In December 2000, the agreements with IOCB/REGA were amended to provide for a reduced royalty rate on future sales of product incorporating adefovir and tenofovir, in return for an up-front payment from us upon signing the amendment. In August 2004, IOCB/REGA agreed to waive their right to a royalty on sales of Truvada and Viread in the developing countries where we sell such products at substantially reduced prices under our Gilead Access Program and on sales of Atripla distributed by Merck in developing countries. In August 2006, we executed an amendment of the agreements with IOCB/REGA that sets forth our royalty obligations for sales of products containing tenofovir in certain upper and lower middle-income countries and for sales of products containing tenofovir manufactured by Indian generic companies in certain specified developing countries, including India.

•	Emory University (Emory). In April 1996, we obtained an exclusive worldwide license to all of Emory’s rights to purified forms of emtricitabine, the active pharmaceutical ingredient in Emtriva and a component of Truvada and Atripla, for use in the treatment of HIV and HBV. Prior to July 2005, we paid royalties to Emory on worldwide net sales of product containing emtricitabine. In July 2005, we and Royalty Pharma purchased 65% and 35%, respectively, of the royalty interest owned by Emory in exchange for the elimination of the emtricitabine royalties payable to Emory. Since July 2005, we have paid royalties on worldwide net sales of products containing emtricitabine directly to Royalty Pharma at a rate proportional to its share of the purchase price. Also in July 2005, we made a payment to Emory in connection with the amendment and restatement of our existing license agreement with Emory, as it pertained to our obligation to develop emtricitabine for the hepatitis B indication.

•

F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche). In September 1996, we entered into a development and license agreement with Roche to develop and commercialize therapies to treat and prevent viral influenza. Tamiflu, an antiviral oral formulation for the treatment and prevention of influenza, was co-developed by us and Roche. Under the original agreement, Roche had the exclusive right to manufacture and sell Tamiflu worldwide, subject to its obligation to pay us a percentage of the net sales that Roche generated from Tamiflu sales. In November 2005, we entered into a first amendment and supplement to the original agreement with Roche. The amendment eliminated cost of goods adjustments from the royalty calculation, retroactive to calendar year 2004 and for all future calculations. The amendment also provided for the formation of a joint manufacturing committee to review Roche’s existing manufacturing capacity for Tamiflu and global plans for manufacturing Tamiflu, a U.S. commercial committee to evaluate commercial plans and strategies for Tamiflu in the United States and a joint supervisory committee to evaluate Roche’s overall commercial plans for Tamiflu on a global basis. Each of the committees consists of representatives from both Roche and us. Under the amendment, we have the option to provide a specialized sales force to supplement Roche’s U.S. marketing efforts for Tamiflu, which we have not exercised to date.

•

Pfizer Inc. (Pfizer). In August 1996, we granted Pfizer the exclusive right to market and sell Vistide in all countries outside of the United States, subject to payment to us of a percentage of net product sales of Vistide by Pfizer. Under the agreement, we are required to sell to Pfizer bulk cidofovir and to maintain the Vistide patents. In connection with the agreement, we received an up-front license fee and a milestone payment upon obtaining marketing approval in Europe, and are entitled to receive certain royalties on net sales of Vistide.

In December 2002, OSI granted Pfizer a sublicense relating to Macugen, and in connection with this sublicense, we entered into a license with Pfizer on the same terms as contained in our agreement with OSI.

•

Dainippon Sumitomo Pharma Co., Ltd. (Sumitomo). In September 1996, we entered into an agreement with Sumitomo, as successor to Sumitomo Pharmaceuticals Co., Ltd., pursuant to which Sumitomo agreed to develop and market AmBisome in Japan. This agreement was amended and restated in August 2007. Under the terms of the restated agreement, we received an up-front license fee and certain milestone payments and are entitled to receive royalties on all AmBisome sales in Japan. Under the agreement, we are required to supply Sumitomo with unlabeled vials of AmBisome for Sumitomo to package, label, market and distribute in Japan.

•

OSI Pharmaceuticals, Inc. (OSI). In March 2000, we granted OSI worldwide rights to all therapeutic uses of Macugen. OSI has sublicensed the rights to Macugen in territories outside of the United States to Pfizer, and we entered into a license agreement with Pfizer on the same terms as contained in our agreement with OSI. We are entitled to receive payments from OSI if OSI reaches certain milestones, as well as royalties on worldwide net sales of Macugen, subject to our obligations to make payments to third parties relating to these royalties. In December 2003, we entered into an agreement with OSI to fill and finish Macugen for OSI.

•

Abbott Laboratories, Inc. (Abbott). In October 2001, Abbott granted us an exclusive worldwide license to develop and commercialize ambrisentan, the active pharmaceutical ingredient in Letairis, for all therapeutic uses. Under the agreement, we will be required to make certain milestone payments as well as pay royalties based on net sales of Letairis. In June 2007, the FDA approved Letairis for the treatment of PAH in the United States. In March 2006, as discussed below, we sublicensed to GlaxoSmithKline Inc. the rights to ambrisentan for certain hypertensive conditions in territories outside of the United States.

•

GlaxoSmithKline Inc. (GSK). In April 2002, we granted GSK the right to commercialize Hepsera solely for the treatment of chronic hepatitis B in Asia, Latin America and certain other territories, the most significant of which include China, Japan, South Korea and Taiwan. Under the agreement, we retained rights to Hepsera in the United States, Canada, Europe, Australia, New Zealand and Turkey. We received an up-front license fee and all milestone payments payable under our licensing agreement. GSK has full responsibility for development and commercialization of Hepsera for the treatment of hepatitis B in its territories. In addition, GSK is required to pay us royalties on net sales of Hepsera and GSK’s hepatitis product, Epivir-HBV/Zeffix, in the GSK territories. Hepsera launched in Japan, South Korea and Taiwan in 2004 and in China in 2005.

In March 2006, we exclusively sublicensed to GSK rights to ambrisentan (the active pharmaceutical ingredient in Letairis) for certain hypertensive conditions in territories outside of the United States. Under the license agreement, we received an up-front payment and, subject to the achievement of specific milestones, we will be eligible to receive additional milestone payments. In addition, we will receive royalties based on net sales of Letairis in the GSK territories. GSK has an option to negotiate from us an exclusive sublicense for additional therapeutic uses for Letairis in the GSK territories during the term of the license agreement. Under the agreement, we will continue to conduct and bear the expense of all clinical development activities that we believe are required to obtain and maintain regulatory approvals for Letairis in the United States, Canada and the European Economic Area, and each party may conduct additional development activities in its territories at its own expense. The parties may agree to jointly develop Letairis for new indications in the licensed field, and each party will pay its share of external costs associated with such joint development. In March 2007, we received a milestone payment from GSK for the validation by the European Medicines Agency of the marketing authorization application for Letairis for the treatment of PAH.

In March 2006, we entered into a license agreement and a distribution and supply agreement with GSK under which we have exclusive rights to promote, sell and distribute Flolan and the sterile diluent for Flolan in the United States until April 2009. In addition, GSK assigned to us its rights and responsibilities with respect to Flolan under certain agreements with specialty pharmacy distributors. To the extent our gross sales of Flolan in the United States exceed certain predefined targets, the supply price to be paid by us to GSK for Flolan will decrease on a sliding scale. We commenced distribution activities of Flolan in the United States under the distribution and supply agreement in April 2006.

•

Japan Tobacco Inc. (Japan Tobacco). In July 2003, we entered into a licensing agreement with Japan Tobacco under which Japan Tobacco would commercialize certain of our HIV products, specifically Viread, Truvada and Emtriva, in Japan. Under the terms of the agreement, we received an up-front license fee and additional cash payments upon achievement of certain milestones. Japan Tobacco is also required to pay us a royalty on net sales of these products in Japan. In March 2004, Viread was approved for sale in Japan, and in March 2005, both Emtriva and Truvada were approved for sale in Japan.

•

Bristol-Myers Squibb Company (BMS). In December 2004, we entered into a collaboration with BMS to develop and commercialize the single tablet regimen of our Truvada and BMS’s Sustiva in the United States. This combination was approved for use in the United States in July 2006 and is sold under the name Atripla. We and BMS structured this collaboration as a joint venture by forming a limited liability company called Bristol-Myers Squibb & Gilead Sciences, LLC. Under the terms of the collaboration, we and BMS granted royalty-free sublicenses to the joint venture for the use of our respective company-owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. The economic interests of the joint venture held by us and BMS (including share of revenues and out-of-pocket expenses) are based on the portion of the net selling price of Atripla attributable to Truvada (emtricitabine and tenofovir disoproxil fumarate) and Sustiva (efavirenz), respectively. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both our and BMS’s respective economic interests in the joint venture may vary annually. We and BMS share marketing and sales efforts, with both parties providing equivalent sales force efforts for a minimum number of years. The daily operations of the joint venture are governed by four primary joint committees formed by both BMS and us. We are responsible for accounting, financial reporting, tax reporting and product distribution for the joint venture. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada.

In December 2007, we entered into a collaboration with BMS which sets forth the terms and conditions under which we and BMS will commercialize Atripla in the European Union, Norway, Iceland, Switzerland and Liechtenstein. Either we, BMS or a third-party distributor will act as the selling party in these countries and be responsible for, among other things, receiving and processing customer orders, warehousing product, collecting sales and handling returns. Manufacturing of Atripla will be coordinated by us, and we will be primarily responsible for distribution logistics. In general, the parties will share revenues and out-of-pocket expenses in proportion to the net selling prices of Truvada (emtricitabine and tenofovir disoproxil fumarate), with respect to us, and efavirenz, with respect to BMS.

Access in the Developing World

Through the Gilead Access Program, established in 2002, we make Truvada and Viread available at substantially reduced prices in more than 125 countries in the developing world. We have developed a system of tiered pricing that reflects the economic status (using gross national income—GNI—per capita) and disease prevalence of low- and lower middle-income countries. This approach allows us to price our therapies based on a country’s ability to pay. For example, if a higher prevalence exists in a certain country, but the country also has a relatively high GNI, the country would be moved to a lower price tier to accommodate higher burden of disease.

We also support many clinical studies through the donation of our products to help define the best treatment strategies in the developing world. Some of the studies that we support include:

•

The DART Study. In November 2002, we entered into a collaborative agreement with the Medical Research Council (MRC) of the United Kingdom, Boehringer Ingelheim GmbH and GSK in connection with a five-year clinical study conducted by the MRC on antiretroviral HIV therapy in Africa. The trial is called the DART (Development of AntiRetroviral Therapy) study and is aimed at studying clinical versus laboratory monitoring practices and structured treatment interruptions on continuous antiretroviral therapy in adults with HIV infection in sub-Saharan Africa. We provide Viread at no cost for the DART study.

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

We have also entered into a number of collaborations in the developing world, which include:

•

Aspen Pharmacare Holdings Ltd (Aspen). In October 2005, we entered into a non-exclusive manufacturing and distribution agreement with Aspen, providing for the manufacture and distribution of Viread and Truvada to certain developing world countries included in our Gilead Access Program. In November 2007, we amended our agreement with Aspen. Under the amended agreement, Aspen retained the right to manufacture and distribute Viread and Truvada in certain developing world countries in our Gilead Access Program. Aspen has the right to purchase Viread and Truvada in brite-stock form from us for distribution in such countries, and also has the right to manufacture Viread and Truvada using active pharmaceutical ingredient that has been purchased by Aspen from suppliers approved by us. Aspen was also granted an option to manufacture and distribute generic versions of emtricitabine and tenofovir disoproxil fumarate that meet certain regulatory standards. Upon executing the amended agreement, Aspen notified us that they intend to exercise their option to manufacture and distribute the generic products in certain developing world countries. Aspen is required to pay us royalties on net sales of Viread and Truvada, or generic versions of emtricitabine and tenofovir disoproxil fumarate manufactured and distributed by Aspen.

•

Generic Licenses. During 2006, we entered into non-exclusive license agreements with ten Indian generic manufacturers, granting them the rights to produce and distribute generic versions of tenofovir disoproxil fumarate to 95 low-income countries around the world, which included India and many of the low-income countries in our Gilead Access Program. The agreements require that the generic manufacturers meet certain national and international regulatory standards and include technology transfer to enable expeditious production of large volumes of high-quality generic versions of tenofovir disoproxil fumarate. In addition, these agreements allow for the manufacture of commercial quantities of both active pharmaceutical ingredient and finished product.

•

Merck. In August 2006, we entered into an agreement with an affiliate of Merck pursuant to which we provide Atripla at substantially reduced prices to HIV-infected patients in developing countries in Africa, the Caribbean, Latin America and Southeast Asia, utilizing a different trade dress than our U.S. or European tablets. Under the agreement, we will manufacture Atripla using efavirenz supplied by Merck, and Merck will handle distribution of the product in the countries covered by the agreement.

•

International Partnership for Microbicides (IPM) and CONRAD. In December 2006, we entered into an agreement under which we granted rights to IPM and CONRAD, a cooperating agency of the U.S. Agency for International Development (USAID) committed to improving reproductive health by expanding the contraceptive choices of women and men, to develop, manufacture and, if proven efficacious, arrange for distribution in resource-limited countries of tenofovir as a microbicide to prevent HIV infection.

Research Collaborations

The following list is representative of our research collaborations:

Research Collaboration Partner	Program Area	Year of Signing
University of Texas System	Novel compounds for the treatment of cardiac hypertrophy, heart disease and heart failure as well as fibrosis, respiratory and pulmonary diseases	1999
Abbott Laboratories	Darusentan for the treatment of certain hypertensive conditions	2003
Novartis Institutes	Novel compounds for the treatment of cardiovascular disease	2003
Novartis Vaccines	Small molecule therapeutics against certain hepatitis C virus (HCV) drug targets	2003
Genelabs	Nucleoside, RNA polymerase inhibitors for the treatment of HCV	2004
Achillion	Compounds for the treatment of HCV	2004

Japan Tobacco	Elvitegravir (also known as GS 9137) for the treatment of HIV	2005
Parion	P-680 (GS 9411), an epithelial sodium channel (ENaC) inhibitor for the treatment of pulmonary diseases	2007

LGLS	Caspase inhibitors for the treatment of fibrotic diseases	2007

•

University of Texas System. In December 1999, we entered into a license agreement with the University of Texas System, granting us exclusive rights to certain patents and technology related to cardiac hypertrophy, heart disease and heart failure. Concurrently, we entered into a sponsored research agreement with the university to fund research on cardiac hypertrophy and heart failure at the University of Texas Southwestern Medical Center. In November 2007, we amended and restated the sponsored research agreement to extend the term of the research collaboration to March 2009, expand the scope of the research collaboration to include research relating to fibrosis, respiratory and pulmonary diseases and increase the amount of funding that we are providing for the sponsored research. Concurrently, we amended and restated the license agreement to provide us with the right to license inventions arising from the sponsored research conducted under the amended and restated sponsored research agreement. We are obligated to pay certain annual fees as well as a percentage of sublicense revenue and royalties based upon net sales. Additionally, we are obligated to make milestone payments for any products developed from the licensed technology.

In January 2002, we entered into a second license agreement, which was amended in February 2004 and November 2007, and a related sponsored research agreement with the University of Texas System, which was also amended in May 2003 and November 2007. Under these amended agreements, we received exclusive rights to certain patents and technology relating to cardiac hypertrophy, heart disease and heart failure, including inventions that arose during the conduct of the sponsored research. The research conducted under the sponsored research agreement has been completed. We have an obligation to pay milestone payments plus a percentage of sublicense revenue and royalties based upon a percentage of net sales on products covered by the license agreement.

•

Abbott. In June 2003, we entered into an exclusive worldwide license agreement with Abbott to develop and commercialize darusentan for all conditions except oncology. We are obligated to make future milestone payments as well as pay royalties based on net sales if we successfully commercialize the drug for any indication. If we do not commercialize darusentan in certain markets, Abbott may market the product on its own in the affected markets and pay us a royalty on its sales. Darusentan is currently being studied in Phase 3 clinical trials for the treatment of patients with resistant hypertension.

•

Novartis Institutes for BioMedical Research, Inc. (Novartis Institutes). In October 2003, we entered into a research collaboration with Novartis Institutes for the discovery and development of novel drugs for the treatment of cardiovascular disease. Novartis Institutes provides research funding to us in exchange for rights to license compounds developed under the collaboration. In May 2005, the collaboration was expanded to include the histone deacetylase inhibitor (HDACi) program acquired from Myogen, Inc. (Myogen). Novartis Institutes has the exclusive option to license our discoveries in the relevant field, with limited exceptions, until May 2008 (relating to HDACi product candidates) and until October 2008 (relating to product candidates other than HDACi product candidates). Upon execution of a license for a product candidate, Novartis Institutes is obligated to fund all further development of that product candidate, make payments to us upon the achievement of certain milestones and pay us royalties for sales if the product is successfully commercialized. To date, Novartis Institutes has not licensed any drug targets or compounds under the terms of the collaboration.

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

•

Genelabs Technologies, Inc. (Genelabs). In September 2004, we entered into a license and research collaboration agreement with Genelabs to research, develop and commercialize certain of Genelabs’s novel nucleoside inhibitors of HCV polymerase for the treatment of chronic infection caused by HCV. In conjunction with the signing of the agreement, we paid an up-front license fee. The agreement provided that we would support ongoing research into nucleoside HCV inhibitors at Genelabs and fund full-time equivalents over a three year term, which expired in September 2007. We are currently selecting certain inhibitors for further development, and are obligated to make additional payments upon the achievement of certain milestones and pay royalties on future net sales of selected compounds that are developed and approved in relation to the collaboration.

•

Achillion Pharmaceuticals, Inc. (Achillion). In November 2004, we entered into an exclusive license and collaboration agreement with Achillion. Pursuant to this agreement, we were granted worldwide rights for the research, development and commercialization of certain small molecule HCV replication inhibitors involving HCV protease for the treatment of hepatitis C infection. Under this collaboration, Achillion is obligated to continue development of the inhibitor compounds according to a mutually agreed upon development plan, through completion of a proof-of-concept clinical study in HCV-infected patients. The costs incurred to achieve proof-of-concept will be shared equally between Achillion and us up to a contractually agreed upon budget. Following the proof-of-concept study, we are obligated to assume full responsibilities and incur all costs associated with development and commercialization of compounds warranting further development. Achillion has the option to participate in U.S. commercialization efforts for future products arising from this collaboration. In conjunction with the signing of the collaboration, we paid an up-front license fee and made certain investments in Achillion’s equity. We also agreed to make payments to Achillion upon achievement of certain milestones outlined in the agreement and to pay royalties on future net sales of products arising from the collaboration. In December 2006, Achillion began dosing HCV-infected patients in a Phase 1/2 clinical study of GS 9132 (also known as ACH-806) for the treatment of hepatitis C infection. In February 2007, based on preliminary data from the Phase 1b/2 study, the companies decided to discontinue development of GS 9132. The two companies continue to explore other NS4A antagonists discovered by Achillion with Gilead taking the lead on future preclinical and clinical development work once an appropriate candidate is identified.

•

Japan Tobacco. In March 2005, we entered into a licensing agreement with Japan Tobacco, under which Japan Tobacco granted us exclusive rights to develop and commercialize elvitegravir, a novel HIV integrase inhibitor (also known as GS 9137), in all countries of the world, excluding Japan, where Japan Tobacco would retain such rights. Under the terms of the agreement, we paid an up-front license fee and a milestone payment. Additionally, we are obligated to make additional cash payments upon the achievement of certain milestones, as well as pay royalties based on any net sales in the territories where we market the product.

•

Parion Sciences, Inc. (Parion). In August 2007, we entered into an exclusive licensing and co-development agreement with Parion focused on P-680 (GS 9411), an epithelial sodium channel (ENaC) inhibitor discovered by Parion. The agreement granted us worldwide commercialization rights to GS 9411 for the treatment of pulmonary diseases, including cystic fibrosis (CF), chronic obstructive pulmonary disease and non-CF bronchiectasis. In addition, we and Parion will collaborate on a research program to identify other promising ENaC blocker-based drug candidates utilizing Parion’s proprietary ENaC-based chemistry platform. Under the terms of the agreement, we paid Parion an up-front payment. In addition, we are obligated to provide research funding, pay Parion royalties based on potential future products sales and make cash payments upon achievements of certain milestones.

•

LG Life Sciences, Ltd (LGLS). In November 2007, we entered into an exclusive license agreement with LGLS focused on the development of caspase inhibitors for the treatment of fibrotic diseases. The agreement granted us commercialization rights to LGLS’s caspase inhibitors, including LB84451 (now known as GS 9450). GS 9450 is an investigational caspase inhibitor currently being evaluated in a Phase 2a clinical trial in patients chronically infected with HCV. The agreement also obligated us to fund a collaborative research program for two years to identify other potential caspase inhibitor drug candidates. Under the terms of the agreement, we paid LGLS an up-front license payment and will be obligated to fund additional research and pay LGLS royalties based on net product sales. We may also be obligated to make milestone payments upon the achievement of certain development, regulatory and commercial objectives. Our license is worldwide, with the exception of Korea, China and India where LGLS has retained rights. LGLS also has retained the right to develop and commercialize caspase inhibitors for ophthalmic and topical uses worldwide.

Research and Development

In addition to entering into collaborations with other companies, universities and medical research institutions, we seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through an active in-licensing and product acquisition strategy, such as with our acquisitions of Myogen and Corus Pharma, Inc. during 2006. We have research scientists in Foster City and San Dimas, California; Durham, North Carolina; Seattle, Washington; and Westminster, Colorado, engaged in the discovery and development of new molecules and technologies that we hope will lead to new medicines and novel formulations of existing drugs.

Our internal research is focused on the discovery and development of treatments for diseases in the following areas:

•	HIV

In February 2007, we completed a Phase 2 study of elvitegravir, also known as GS 9137, our novel integrase inhibitor for HIV licensed from Japan Tobacco. We are in discussions with the FDA and the European Medicines Evaluation Agency (EMEA) concerning the design of the Phase 3 program, and pending a positive outcome of these discussions, we hope to dose the first patients in a Phase 3 clinical study for elvitegravir in 2008.

During the third quarter of 2007, we completed a Phase 1 single dose pharmacokinetic study of GS 9131 in healthy volunteers. GS 9131 is a novel nucleotide analog designed to deliver high intracellular concentrations of the active molecule allowing for lower doses with higher potency. Results from the Phase 1 study confirmed the preclinical results of delivery of high intracellular concentrations of the compound at low doses of GS 9131. As a result, pending discussions with the FDA on the design of the Phase 1/2 protocol, we anticipate dosing the first patients in a Phase 1/2 study evaluating GS 9131 in treatment-experienced HIV infected patients with confirmed NRTI resistance during the first half of 2008.

•	Hepatitis

In HBV, in November 2007, we presented positive results from two Phase 3 pivotal studies comparing the efficacy and safety of tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread, versus Hepsera in patients with chronic hepatitis B. Based on these data, in October 2007, we filed a supplemental new drug application (NDA) with the FDA, as well as a Type II variation to the EMEA, for marketing approval of Viread for the treatment of chronic hepatitis B in adults.

In HCV, in November 2007, we released preliminary Phase 1a/b data on the single dose and first two doses of a seven-day treatment course of GS 9190, our novel non-nucleoside polymerase inhibitor. The data demonstrated favorable antiviral activity, pharmacokinetics and exposure at the doses evaluated. In this study we also observed a possible QT prolongation at the 120 mg dose, a measure for cardiovascular safety. We conducted and have now completed a pilot QT study in healthy volunteers at the 120 mg and the 40 mg doses, which confirmed QT prolongations at the 120 mg dose, but prolongations at the 40 mg dose were small and we believe clinically manageable. Therefore, we are seeking the FDA’s consent to reinitiate dosing of HCV-infected individuals to further define the efficacy and safety of the compound. Also in HCV, in November 2007, we entered into an exclusive license agreement with LGLS focused on the development of caspase inhibitors for the treatment of fibrotic diseases. The agreement granted us commercialization rights to LGLS’s caspase inhibitors, including GS 9450, LGLS’s lead compound formerly called LB84451. GS 9450 is an investigational caspase inhibitor currently being evaluated in a Phase 2a clinical trial in patients with chronic hepatitis C. We anticipate data from this trial by the end of 2008. In addition, our research collaborations with Achillion and Genelabs continue and we hope development candidates emerge from those efforts.

•	Respiratory and Cardiovascular Diseases

In the respiratory area, in October 2007, we presented data from the second of two pivotal Phase 3 studies of aztreonam lysine for inhalation, an inhaled antibiotic for the treatment of patients with CF who have pulmonary infection with Pseudomonas aeruginosa (P. aeruginosa). In November 2007, we submitted an NDA to the FDA for marketing approval of aztreonam lysine for inhalation (75 mg three times daily) for the treatment of pulmonary P. aeruginosa infection in people with CF. Based on discussions with the EMEA, we plan to submit a marketing authorization application in the second quarter of 2008. In October 2007, we also presented data on GS 9310/11, a proprietary inhaled formulation of tobramycin and fosfomycin, demonstrating the compound’s activity against pathogens commonly found in patients with CF and bronchiectasis. Based on these and other pre-clinical study results, we initiated and completed a single Phase 1a study in healthy volunteers and began enrolling patients with either CF or bronchiectasis in a Phase 1b study in the third quarter of 2007.

In the cardiovascular area, we are conducting two Phase 3 clinical studies for darusentan for the treatment of resistant hypertension, a program we obtained from the Myogen acquisition, and we expect to complete enrollment and receive data from both of these studies in 2009. In addition, our research collaborations with both the University of Texas and Novartis Institutes continue and we seek to identify development candidates for the treatment of cardiovascular disorders.

We face numerous risks and uncertainties with our product candidates, including each of those listed above. These risks include challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted.

In total, our research and development expenses for 2007 were $591.0 million, compared with $383.9 million for 2006 and $277.7 million for 2005.

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

The following table shows the actual or estimated expiration dates in the United States and Europe for the primary patents and for patents that may issue under pending applications that cover the compounds in our marketed products:

Products	U.S. Patent Expiration	European Patent Expiration
Vistide	2010	2012
Hepsera	2014	2011
Letairis	2015	2015
AmBisome	2016	2008
Tamiflu	2016	2016
Macugen	2017	2017
Viread	2017	2018
Emtriva	2021	2016
Truvada	2021	2018
Atripla	2021	2018

Patents covering the active pharmaceutical ingredients of Truvada, Atripla, Viread, Emtriva, Hepsera, Letairis and Vistide are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties. See “Commercial Collaborations” above. Patents do not cover the active ingredients in AmBisome. Instead, we hold patents to the liposomal formulations of this compound and also protect formulations through trade secrets. In addition, we do not have patent filings in China and certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. We do have applications pending in various countries in Asia, including China, that relate to specific forms and formulations of Hepsera. Asia is a major market for therapies for hepatitis B infection, the indication for which Hepsera has been developed. Further, the patent covering Flolan, which was held by a third party, and market exclusivity protection have expired. As a result, one or more generic pharmaceutical companies may launch a generic version of Flolan in the United States.

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

It is also very important that we do not infringe patents or proprietary rights of others and that we do not violate the agreements that grant proprietary rights to us. If we do infringe patents or violate these agreements, we could be prevented from developing or selling products or from using the processes covered by those patents or agreements, or we could be required to obtain a license from the third party allowing us to use their technology. We cannot be certain that, if required, we could obtain a license to any third-party technology or that we could obtain one at a reasonable cost. If we were not able to obtain a required license or alternative technologies, we may be unable to develop or commercialize some or all of our products, and our business could be adversely affected. For example, we are aware of a body of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis. We are evaluating these patents and their relevance to LEAP.

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

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or re-examination proceedings regarding the enforcement or validity of our existing patents or any future patents could invalidate our patents or substantially reduce their protection. For example, in March 2007, the Public Patent Foundation filed requests for re-examination with the United States Patent and Trademark Office (PTO) challenging four of our patents related to tenofovir disoproxil fumarate, an active ingredient in Truvada, Atripla and Viread. The PTO granted these requests in July 2007. The PTO issued non-final rejections for the four patents, which is a step common in a re-examination proceeding to initiate the re-examination process. We cannot predict the ultimate outcome of these office actions. If we are unsuccessful in responding to these office actions, some or all of the original claims in our patents may be narrowed or invalidated. If the PTO narrows or invalidates any of our patents, this may cause similar organizations to seek re-examination proceedings challenging our patents in foreign jurisdictions.

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

We also rely on unpatented trade secrets and improvements, unpatented internal know-how and technological innovation. In particular, a great deal of our liposomal manufacturing expertise, which is a key component of our liposomal technology, is not covered by patents but is instead protected as a trade secret. We protect these rights mainly through confidentiality agreements with our corporate partners, employees, consultants and vendors. These agreements provide that all confidential information developed or made known to an individual during the course of their relationship with us will be kept confidential and will not be used or disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions made by an individual while employed by us will be our exclusive property. We cannot be certain that these parties will comply with these confidentiality agreements, that we have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by our competitors. Under some of our research and development agreements, inventions discovered in certain cases become jointly owned by us and our corporate partner and in other cases become the exclusive property of one of us. It can be difficult to determine who owns a particular invention and disputes could arise regarding those inventions.

In August 2007, the PTO adopted new rules which were scheduled to become effective on November 1, 2007. In October 2007, GSK successfully obtained a preliminary injunction against implementation of these rules. The rules include limitations on the number of claims that are permitted in a patent application, and the number of continuing patent applications that can be filed. If the rules are implemented, we may be limited in our ability to obtain broad patent coverage for our products and product candidates and this may allow competitors to market products very similar to ours or to obtain patent coverage for closely related products.

Manufacturing and Raw Materials

Antiviral Products

We contract with third parties to manufacture our antiviral products for clinical and commercial purposes, including Truvada, Atripla, Viread, Emtriva, Hepsera and Vistide. We had not historically manufactured any of our antiviral products on a commercial scale. However, as a result of our acquisition of Raylo Chemicals Inc., a subsidiary of Germany-based specialty chemicals company Degussa AG, in November 2006, we began to produce quantities of tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread and one of the active pharmaceutical ingredients of Truvada and Atripla, and emtricitabine, the active pharmaceutical ingredient in Emtriva and one of the active pharmaceutical ingredients in Truvada and Atripla, at our Edmonton, Alberta, Canada facility. We also utilize this site for process research and scale-up of our clinical development candidates, for the manufacture of our active pharmaceutical ingredients for investigational products and for our chemical development activities to improve existing commercial manufacturing processes.

We continue to use multiple third-party contract manufacturers to manufacture additional quantities of tenofovir disoproxil fumarate and emtricitabine, and to manufacture adefovir dipivoxil, the active pharmaceutical ingredient in Hepsera, and cidofovir, the active pharmaceutical ingredient in Vistide.

We use multiple third-party contract manufacturers to tablet Truvada, Atripla, Viread, Emtriva and Hepsera. These manufacturers have been qualified and are approved to supply product to the United States, the European Union and other markets. Emtriva capsulation is also completed by third-party contract manufacturers. We use a single third-party manufacturer to supply Vistide.

We fill and package drug product for Truvada, Atripla, Viread, Emtriva and Hepsera in their finished forms at our facilities in San Dimas, California and near Dublin, Ireland. In September 2007, we acquired Nycomed Limited, a wholly-owned Irish subsidiary of Germany-based pharmaceutical company, Nycomed GmbH. We have transferred certain of our operations from our Dublin, Ireland area site to this facility located in Cork, Ireland, and utilize the site primarily for solid dose tablet manufacturing of certain of our antiviral products, as well as product packaging activities.

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

We believe the technology we use to manufacture our products is proprietary. For our antiviral products, we have disclosed all necessary aspects of this technology to contract manufacturers to enable them to manufacture the products for us. We have agreements with these manufacturers that are intended to restrict these manufacturers from using or revealing this technology, but we cannot be certain that these manufacturers will comply with these restrictions. In addition, these manufacturers could develop their own technology related to the work they perform for us that we may need to manufacture our products. We could be required to enter into additional agreements with these manufacturers if we wanted to use that technology ourselves or allow another manufacturer to use that technology. The manufacturer could refuse to allow us to use their technology or could demand terms to use their technology that are not acceptable to us.

AmBisome

We manufacture AmBisome in commercial quantities at our FDA-approved facilities in San Dimas, California. The Medicines Control Agency of the United Kingdom and the FDA approved the commercial production of AmBisome in these facilities. To import AmBisome into the European Union, we own a manufacturing facility near Dublin, Ireland where we perform quality control testing, final labeling, packaging and distribution for the European Union and elsewhere. We use commercially available materials and equipment to manufacture these products. Currently, we obtain the cholesterol that we use to manufacture AmBisome from a single approved supplier.

AmBisome is sold as a freeze-dried product. Given our current projections for AmBisome demand, we believe we have sufficient production capacity at our San Dimas facility to meet future demand. We also have the option of installing additional freeze-drying capacity in San Dimas should additional requirements become necessary.

Letairis

We manufacture the active pharmaceutical ingredient in Letairis exclusively at our Edmonton, Alberta facility, although another third-party supplier is qualified to make the active pharmaceutical ingredient in Letairis. We rely on a single third-party supplier to tablet Letairis.

Flolan

GSK and its affiliates, by themselves or through third parties, manufacture Flolan for distribution by us in the United States under the terms of our distribution and supply agreement with GSK.

Macugen

We manufacture Macugen in commercial quantities at our facilities in San Dimas under our manufacturing agreements with OSI and Pfizer. Currently, OSI provides pegaptanib sodium, the active pharmaceutical ingredient in Macugen. Based on OSI’s and Pfizer’s current projections for Macugen demand, we believe we have sufficient production capacity to meet future demand.

Seasonal Operations and Backlog

Our worldwide product sales do not reflect any significant degree of seasonality. However, our royalty revenues, which represented about 11% of our total revenues in 2007 and of which Tamiflu royalties comprised a significant portion, is affected by seasonality. Royalty revenue that we recognize from Roche’s sales of Tamiflu can be impacted by the severity associated with flu seasons and product delivery in response to the avian influenza pandemic threat.

For the most part, we operate in markets characterized by short lead times and the absence of significant backlogs. We do not believe that backlog information is material to our business as a whole.

Government Regulation

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal

Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and product approval processes are very expensive and time consuming.

The FDA must approve a drug before it can be sold in the United States. The general process for this approval is as follows:

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug candidate’s potential benefits and safety. We submit this data to the FDA in an investigational new drug (IND) application seeking their approval to test the compound in humans.

Clinical Trials

If the FDA accepts the IND application, we study the drug candidate in human clinical trials to determine if the drug candidate is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are subject to considerable regulation, are as follows:

•

Phase 1. The drug candidate is given to a small number of healthy human control subjects or patients suffering from the indicated disease, to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.

•

Phase 2. The drug candidate is given to a limited patient population to determine the effect of the drug candidate in treating the disease, the best dose of the drug candidate, and the possible side effects and safety risks of the drug candidate. It is not uncommon for a drug candidate that appears promising in Phase 1 clinical trials to fail in the more rigorous Phase 2 clinical trials.

•

Phase 3. If a drug candidate appears to be effective and safe in Phase 2 clinical trials, Phase 3 clinical trials are commenced to confirm those results. Phase 3 clinical trials are long-term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug candidate. It is not uncommon for a drug candidate that appears promising in Phase 2 clinical trials to fail in the more rigorous Phase 3 clinical trials.

FDA Approval Process

When we believe that the data from the Phase 3 clinical trials show an adequate level of safety and efficacy, we submit the appropriate filing, usually in the form of an NDA or sNDA, with the FDA seeking approval to sell the drug candidate for a particular use. The FDA may hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug candidate. This committee makes a recommendation to the FDA that is not binding but is generally followed by the FDA. If the FDA agrees that the compound has met the required level of safety and efficacy for a particular use, it will allow us to sell the drug candidate in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug candidate is not safe enough or efficacious enough or because it does not believe that the data submitted is reliable or conclusive.

At any point in this process, the development of a drug candidate could be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are currently conducting or any that we conduct in the future will be completed successfully or within any specified time period. We may choose, or the FDA may require us, to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

The FDA may also require Phase 4 non-registrational studies to explore scientific questions to further characterize safety and efficacy during commercial use of our drug. The FDA may also require us to provide additional data or information, improve our manufacturing processes, procedures or facilities or may require extensive post-marketing testing and surveillance to monitor the safety or benefits of our product candidates if it determines that our filing does not contain adequate evidence of the safety and benefits of the drug. In addition, even if the FDA approves a drug, it could limit the uses of the drug. The FDA can withdraw approvals if it does not believe that we are complying with regulatory standards or if problems are uncovered or occur after approval.

In addition to obtaining FDA approval for each drug, we obtain FDA approval of the manufacturing facilities for any drug we sell, including those of companies who manufacture our drugs for us. All of these facilities are subject to periodic inspections by the FDA. The FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection. Our manufacturing facilities located in California, including our San Dimas and Foster City facilities, also must be licensed by the State of California in compliance with local regulatory requirements. Our manufacturing facilities located in Canada, including our Edmonton, Alberta facility and our facilities located near Dublin and in Cork, Ireland, also must obtain local licenses and permits in compliance with local regulatory requirements.

Drugs that treat serious or life-threatening diseases and conditions that are not adequately addressed by existing drugs and for which the development program is designed to address the unmet medical need may be designated as fast track candidates by the FDA and may be eligible for accelerated and priority review. Drugs for the treatment of HIV that are designated for use under the President’s Emergency Plan for AIDS Relief may also qualify for an expedited or priority review. Viread, Truvada and Atripla received accelerated approval and priority reviews. Drugs receiving accelerated approval must be monitored in post-marketing clinical trials in order to confirm the safety and benefits of the drug.

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

Drugs are also subject to extensive regulation outside of the United States. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries of the European Union (which includes most major countries in Europe). If this centralized approval procedure is not used, approval in one country of the European Union can be used to obtain approval in another country of the European Union under one of two simplified application processes: the mutual recognition procedure or the decentralized procedure, both of which rely on the principle of mutual recognition. After receiving regulatory approval through any of the European registration procedures, pricing and reimbursement approvals are also required in most countries.

Pricing and Reimbursement

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average selling prices. For example, a majority of our sales of Truvada, Atripla, Viread, Hepsera, AmBisome, Letairis and Vistide are subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. Our business may be adversely affected by an increase in pricing pressures in the United States or internationally. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement policies and pricing in general.

Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. There have been significant changes to the federal Medicare system in recent years in the United States that could impact the pricing of our products. Under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D. The prescription drug program began on January 1, 2006 and although we have benefited initially from patients transitioning from Medicaid to Medicare Part D in 2006, the longer term impact of this new law on our business is not yet clear to us, and the impact will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category. Some of the entities providing Medicare Part D coverage have attempted to negotiate price concessions from pharmaceutical manufacturers. In addition, discussions are taking place at the federal level to pass legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers. The increasing pressure to lower prescription drug prices may limit drug access for Medicare Part D enrollees. Further, Medicare patients will have to pay co-insurance, which may influence which products are recommended by physicians and selected by patients. Our results of operations could be materially adversely affected by the reimbursement changes emerging from the Medicare prescription drug coverage legislation. In addition to federal Medicare proposals, state Medicaid drug payment changes could also lower payment for our products. To the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, the adverse effects may be magnified by private insurers adopting lower payment schedules. Additionally, health care reform at both the federal and state levels could adversely affect payment for our drugs. At this time, a few states have already enacted health care reform legislation.

In Europe, the success of Truvada, Atripla, Viread, Emtriva, Hepsera and AmBisome will also depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by 12 months or more. We also expect that the success of our product candidates, particularly in Europe, will depend on our ability to obtain reimbursement for these product candidates when commercialized. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. As new drugs come to market, we may face significant price decreases for our products across most of the European countries. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

Compulsory Licenses

In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. As a result of discussions with the Brazilian government, we reached agreement with the Brazilian Health Ministry in May 2006 to reduce the price of Viread in Brazil by approximately 50%. In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic have generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government may allow Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least-developed countries under Canada’s Access to Medicines Regime. Furthermore, Roche has issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

Employees

As of January 31, 2008, we had approximately 2,979 full-time employees. We believe that we have good relations with our employees.

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

Other Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

In evaluating our business, you should carefully consider the following risks in addition to the other information in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

A substantial portion of our revenues is derived from sales of a limited number of products. If we are unable to maintain or continue increasing sales of our HIV products, our results of operations may be adversely affected.

We are currently dependent on sales of our products for the treatment of human immunodeficiency virus (HIV) infection, especially Truvada and Atripla, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. HIV product sales for the year ended December 31, 2007 were $3.14 billion, or 74% of our total revenues, and sales of Truvada and Atripla accounted for 51% and 29%, respectively, of our total HIV product sales during the year ended December 31, 2007. We may not be able to continue the growth rate of sales of our HIV products for the reasons stated in this risk factor section and, in particular, for the following reasons:

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

A substantial portion of our pre-tax income is derived from royalty revenue recognized from sales of Tamiflu by Roche. As sales of Tamiflu decrease, our pre-tax income will be disproportionately affected.

F. Hoffmann-La Roche, Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. We recognized $414.5 million in royalty revenue during the year ended December 31, 2007 related to royalties received from fourth quarter 2006 and first three quarters of 2007 sales of Tamiflu by Roche. Although such royalty revenue represented less than 10% of our total revenues in 2007, it represented 18% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Sales of Tamiflu declined sharply in the second half of 2007 due to the fulfillment of most of the existing pandemic stockpiling orders from governments and corporations. Roche recently reported that it expects a significant decrease in Tamiflu sales in 2008. As sales of Tamiflu decrease, our royalty revenue will decrease and our pre-tax income will decrease disproportionately. Any such decrease could be material.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues and our stock price may be adversely affected.

If we do not introduce new products or increase revenues from our existing products, we will not be able to increase or maintain our total revenues. Each new product commercialization effort, including Letairis for the treatment of pulmonary arterial hypertension (PAH), which we launched in the United States in June 2007, will face the risks outlined in this section. If we fail to increase sales of our products or bring new products to market, we may not be able to increase revenues and expand our R&D efforts. For example, the new drug application (NDA) submitted by us in November 2007 for aztreonam lysine for inhalation for the treatment of cystic fibrosis (CF) or the marketing authorization applications submitted by us in October 2007 for Viread for the treatment of chronic hepatitis B in the United States and the European Union may not be granted under the timelines currently anticipated, or at all.

Further, in December 2007, the Committee for Medicinal Product for Human Use of the European Medicines Agency (EMEA) granted marketing authorization for Atripla in the European Union for the treatment of HIV-1 infection in adults with virologic suppression to HIV-1 RNA levels of less than 50 copies/ml on their current combination antiretroviral therapy for more than three months. Patients must not have experienced virological failure on any prior antiretroviral therapy and must be known not to have harbored virus strains with mutations conferring significant resistance to any of the three components contained in Atripla. This restriction of Atripla’s use in the European Union will prevent us from promoting Atripla for use in patients who have not previously achieved this reduction in viral load through the use of antiretroviral therapy, including newly diagnosed patients. If we seek to expand the indication for Atripla in the European Union, the EMEA may require us to perform additional clinical trials, which we may be unable to complete. If we are unable to expand the indication for Atripla to include a broader population of patients, the impact to future sales of Atripla in the European Union is unknown but could be more limited than in other markets, including the United States, where we have no such restrictions. In addition, sales of Atripla may increase at the expense of product sales of its component products and our overall total revenues may not increase as Atripla sales increase.

We face numerous risks and uncertainties with our product candidates, including elvitegravir, our novel HIV integrase inhibitor also known as GS 9137, and darusentan for the treatment of resistant hypertension, both currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain United States Food and Drug Administration (FDA) and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted.

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GlaxoSmithKline Inc. (GSK), which markets fixed-dose combination products that compete with Truvada and Atripla. For Hepsera, we have encountered increased competition with Baraclude (entecavir) from Bristol-Myers Squibb Company (BMS) and Tyzeka/Sebivo (telbivudine) from Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer, Inc. (Pfizer). In addition, we are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with Actelion Pharmaceuticals US, Inc.’s Tracleer (bosentan) and indirectly with PAH products from United Therapeutics Corporation and Pfizer. Aztreonam lysine for inhalation for the treatment of CF, if approved for marketing, will compete with TOBI (tobramycin for inhalation) marketed by Novartis. Viread for the treatment of the hepatitis B virus, if approved for marketing, will compete with Hepsera, our current product for the treatment of chronic hepatitis B, Hepsera, as well as Baraclude (entecavir), and Tyzeka/Sebivo (telbivudine).

If significant safety issues arise for our marketed products or our product candidates, our future sales may be reduced, which would adversely affect our results of operations.

The data supporting the marketing approvals for our products and forming the basis for the safety warnings in our product labels were obtained in controlled clinical trials of limited duration and, in some cases, from limited post-approval use. As our products are used over longer periods of time by many patients taking numerous other medicines, many of whom have underlying health problems, we expect to continue to find new issues such as safety, resistance or drug interaction issues, which may require us to provide additional warnings or contraindications on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. Safety and efficacy studies of Viread and Emtriva, dosed as separate products, are ongoing and have been underway for a longer period of time than the safety and efficacy studies of Truvada (Viread and Emtriva together), which are also underway. We are also conducting similar studies of Atripla (Truvada and Sustiva together). In addition, our product Letairis, which was approved by the FDA in June 2007, is a member of a new class of compounds called endothelin receptor antagonists which pose specific risks, including serious risks of liver injury and birth defects. Because of these risks, Letairis is available only through the Letairis Education and Access Program (LEAP), a restricted distribution program intended to help physicians and patients learn about the risks associated with the product and assure appropriate use of the product. As the product is used by additional patients, we may discover new risks associated with Letairis which may result in changes to the distribution program and additional restrictions on the use of Letairis which may decrease demand for the product. For example, since the launch of Letairis, cases of edema in certain patients taking Letairis have been reported. This information has recently been added to the product label, which may negatively impact demand for the product. If serious safety, resistance or drug interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities.

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

On September 27, 2007, President Bush signed into law the Food and Drug Administration Amendments Act of 2007 (the FDAAA), which created significant additions to the FDA’s authority. The FDAAA expanded the FDA’s authority, among other things, to:

•	require sponsors of marketed products to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk;

•	mandate labeling changes to products, at any point in a product’s lifecycle, based on new safety information; and

•

require sponsors to implement a Risk Evaluation and Mitigation Strategy for a product which could include a medication guide, patient package insert, a communication plan to healthcare providers, or other elements as the FDA deems are necessary to assure safe use of the drug, which could include imposing certain restrictions on distribution or use of a product.

Failure to comply with the new requirements, if imposed on a sponsor by the FDA, could result in significant civil monetary penalties.

The results and anticipated timelines of our clinical trials are uncertain and may not support continued development of a product pipeline, which would adversely affect our prospects for future revenue growth.

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results of our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, we observed a possible QT prolongation, a measure for cardiovascular safety, in our Phase 1a/b study of our novel non-nucleoside polymerase inhibitor, also known as GS 9190. As a result, we conducted a pilot QT study in healthy volunteers at the 120 mg and the 40 mg bid doses. QT prolongations were confirmed at the 120 mg dose, but prolongations at the 40 mg dose were small and we believe clinically manageable. We are seeking the FDA’s consent to reinitiate dosing of HCV-infected individuals to further define the efficacy and safety of the compound. This has delayed the development of this compound and if we are unable to obtain the FDA’s consent to reinitiate dosing, this program may be further delayed or we may decide to cease our efforts to commercialize this compound. In addition, we may face challenges in clinical trial protocol design. For example, we are in discussions with the FDA and the European Medicines Evaluation Agency concerning the design of the Phase 3 clinical studies of elvitegravir, our novel HIV integrase inhibitor also known as GS 9137. If the results from these discussions are not positive, clinical trials of elvitegravir may not be completed on a timely basis or at all and our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

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

We depend on third parties to perform manufacturing activities effectively and on a timely basis for Truvada, Atripla, Viread, Emtriva, Hepsera, Letairis and Vistide . In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and third-party manufacturers are subject to the FDA’s current Good Manufacturing Practices (GMP), which are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards and similar regulations are in effect in other countries. Our manufacturing operations are also subject to routine inspections by regulatory agencies. Additionally, these third-party manufacturers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.

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

Suppliers of key components and materials must be named in an NDA filed with the FDA for a product candidate, and significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship certain of our products for commercial supply or to supply our products in development for clinical trials. In addition, some of our products and the materials that we utilize in our operations are made at only one facility. For example, we manufacture AmBisome and fill and finish Macugen exclusively at our facilities in San Dimas, California. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome and Macugen to meet market needs.

In addition, we depend on a single supplier for high quality cholesterol, which is used in the manufacture of AmBisome. We also depend on single suppliers for the active pharmaceutical ingredient and for the tableting of Letairis. Our product candidate, aztreonam lysine for inhalation, which is pending FDA approval, is administered to the lungs of patients through a device that is made by a single supplier at a single site. We plan on seeking FDA approval for the manufacture of aztreonam lysine for inhalation at our facilities in San Dimas, but currently rely on a single third-party supplier for the manufacture of aztreonam lysine for inhalation. There can be no guarantee that the FDA will approve our facility for the manufacture of aztreonam lysine for inhalation in a timely manner or at all. In addition, we are aware that this third-party supplier has GMP compliance issues, which have resulted in the issuance of “approvable letters” by the FDA to other companies for which this supplier also manufactures. These approvable letters have indicated that the FDA is prepared to approve the NDAs upon the satisfaction of certain specified conditions, which have included the resolution of the GMP compliance issues by this supplier. If this supplier is unable to resolve these GMP compliance issues, we may also receive an approvable letter that will require the resolution of these compliance issues as a condition to obtaining marketing approval for the product. If the compliance issues are not resolved in a timely manner or if we are not able to obtain FDA approval for the manufacture of aztreonam lysine for inhalation at our facilities in San Dimas in a timely manner, aztreonam lysine for inhalation may not be approved in the anticipated timeframe, and our anticipated sales of this drug may be negatively impacted. Problems with any of the single suppliers we depend on may negatively impact our development and commercialization efforts.

We depend on relationships with other companies for sales and marketing performance and revenues. Failure to maintain these relationships, poor performance by these companies or disputes with these other companies could negatively impact our business.

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with BMS for Atripla in the United States, Europe and Canada; Japan Tobacco Inc. for Viread, Truvada and Emtriva in Japan; GSK for Hepsera outside of the United States; Astellas Pharma, Inc. for AmBisome in the United States and Canada and Dainippon Sumitomo Pharma Co., Ltd. for AmBisome in Japan; Pfizer for Vistide; Roche for Tamiflu; and OSI Pharmaceuticals, Inc. and Pfizer for Macugen. In many countries, we rely on international distributors for sales of Truvada, Viread, Emtriva, Hepsera and AmBisome. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including:

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

In addition, Letairis is distributed through third-party specialty pharmacies, which are pharmacies specializing in the dispensing of medications for complex or chronic conditions that may require a high level of patient education and ongoing counseling. The use of specialty pharmacies requires significant coordination with our sales and marketing, medical affairs, regulatory affairs, legal and finance organizations and involves risks, including but not limited to risks that these specialty pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, patient data or safety complaints;

•	not effectively sell or support Letairis;

•	not devote the resources necessary to sell Letairis in the volumes and within the time frames that we expect;

•	not be able to satisfy their financial obligations to us or others; or

•	cease operations.

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

During the year ended December 31, 2007, approximately 89% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. The non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs, correctional facilities and large health maintenance organizations, which contributed to approximately 30% of our sales of HIV products in the United States as of December 31, 2007, tends to be less consistent in terms of buying patterns, and often causes quarter over quarter fluctuations that do not necessarily mirror the purchasing patterns that can be seen in the retail sector.

In the European Union, we are required to permit products purchased in one country to be sold in another country. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products from countries where the prices for our products are relatively low. Purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high affect the inventory level held by our wholesalers and us and can cause the relative sales levels in the various countries to fluctuate from quarter to quarter and be more difficult to forecast. In addition, wholesalers may attempt to arbitrage the pricing differential between countries by purchasing excessive quantities of our products. These activities may result in fluctuating quarterly sales in certain countries which do not reflect the actual demand for our products from customers. Such quarterly fluctuations may impact our earnings, which could adversely affect our stock price. For example, during 2007, we experienced increased sales of our HIV products in France. We believe a portion of these products was being re-exported to other countries and resold at higher prices. Our sales of Truvada and Viread in France and any countries to or from which sales have been re-exported may continue to fluctuate. If these activities continue in France, other European countries or elsewhere, our results of operations could be adversely affected.

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

We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. Patent applications are confidential for at least some period of time until a patent is issued. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. In addition, if competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful. In addition, from time to time, certain individuals or entities may challenge our patents. For example, in March 2007, the Public Patent Foundation filed requests for re-examination with the United States Patent and Trademark Office (PTO) challenging four of our patents related to tenofovir disoproxil fumarate, which is an active ingredient in Truvada, Atripla and Viread. The PTO granted these requests in July 2007. The PTO issued non-final rejections for the four patents, which is a step common in a re-examination proceeding to initiate the re-examination process. We cannot predict the ultimate outcome of these office actions. If we are unsuccessful in responding to these office actions, some or all of the original claims in our patents may be narrowed or invalidated. If the PTO narrows or invalidates any of our patents, this may cause similar organizations to seek re-examination proceedings challenging our patents in foreign jurisdictions.

Patents do not cover the active ingredients in AmBisome. In addition, we do not have patent filings in China or certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. Asia is a major market for therapies for hepatitis B infection, the indication for which Hepsera has been developed. Flolan’s patent and market exclusivity protection has expired. As a result, one or more generic pharmaceutical companies may launch a generic version of Flolan in the United States.

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

In August 2007, the PTO adopted new rules which were scheduled to become effective on November 1, 2007. In October 2007, GSK successfully obtained a preliminary injunction against implementation of these rules. The rules include limitations on the number of claims that are permitted in a patent application, and the number of continuing patent applications that can be filed. If the rules are implemented, we may be limited in our ability to obtain broad patent coverage for our products and product candidates and this may allow competitors to market products very similar to ours or to obtain patent coverage for closely related products.

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

A significant percentage of our product sales are denominated in foreign currencies, primarily the Euro. We use foreign currency forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge a portion of our accounts receivable balances denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. When the U.S. dollar strengthens against these foreign currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens against these currencies, the relative value of such sales increase. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. The net foreign currency exchange impact on our 2007 pre-tax earnings, including revenues and expenses generated from outside the United States and the impact of our hedging activities, was a favorable $71.2 million compared to 2006.

Our hedging program only hedges a portion of our total exposure and significant foreign exchange rate fluctuations within a short period of time could adversely affect our results of operations.

We face credit risks from our European customers that may adversely affect our results of operations.

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government-owned or supported customers in these countries totaled approximately $436.4 million as of December 31, 2007. Historically, receivables accumulated over a period of time and were settled as large lump sum payments as government funding became available. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

Our product revenues and gross margin could be reduced by imports from countries where our products are available at lower prices.

Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to more than 125 countries participating in our Gilead Access Program, or Atripla, which Merck distributes at substantially reduced prices to HIV-infected patients in developing countries under our August 2006 agreement, our revenues would be adversely affected. In addition, we have established partnerships with ten Indian generic manufacturers to distribute high-quality, low-cost generic versions of tenofovir disoproxil fumarate to 95 developing world countries, including India. If generic versions of our medications under these licenses are then re-exported to the United States, Europe or other markets outside of these 95 countries, our revenues would be adversely affected.

In addition, purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high may adversely impact our revenues and gross margin and may cause our sales to fluctuate from quarter to quarter. During the year ended December 31, 2007, we have observed an increase in cross-border sales in the European Union, where we are required to permit cross-border sales. Further, some U.S. consumers have been able to purchase products, including HIV products, from internet pharmacies in other countries at substantial discounts. Such cross-border sales could adversely affect our revenues and gross margin.

In some countries, we may be required to grant compulsory licenses for our products or face generic competition for our products.

In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. As a result of discussions with the Brazilian government, we reached agreement with the Brazilian Health Ministry in May 2006 to reduce the price of Viread in Brazil by approximately 50%. In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic have generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government may allow Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least-developed countries under Canada’s Access to Medicines Regime. Furthermore, Roche has issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

Our existing products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may reduce profitability.

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. For example, a majority of our sales of Truvada, Atripla, Viread, Hepsera, AmBisome, Vistide and Letairis are subject to reimbursement by government agencies, resulting in significant discounts from list price and rebate obligations. Our business may be adversely affected by an increase in pricing pressures in the United States and internationally. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement policies and pricing in general.

In Europe, the success of Truvada, Atripla, Viread, Emtriva, Hepsera, AmBisome and Tamiflu will also depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by twelve months or more. We also expect that the success of our product candidates, particularly in Europe, will depend on our ability to obtain reimbursement for these product candidates when commercialized. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. As new drugs come to market, we may face significant price decreases for our products across most of the European countries. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

Our results of operations could be adversely affected by current and future health care reforms.

Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. There have been significant changes to the federal Medicare system in recent years in the United States that could impact the pricing of our products. Under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D. The prescription drug program began on January 1, 2006 and although we have benefited initially from patients transitioning from Medicaid to Medicare Part D in 2006, the longer term impact of this new law on our business is not yet clear to us, and the impact will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category. Some of the entities providing Medicare Part D coverage have attempted to negotiate price concessions from pharmaceutical manufacturers. In addition, discussions are taking place at the federal level to pass legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers. The increasing pressure to lower prescription drug prices may limit drug access for Medicare Part D enrollees. Further, Medicare patients will have to pay co-insurance, which may influence which products are recommended by physicians and selected by patients. Our results of operations could be materially adversely affected by the reimbursement changes emerging from the Medicare prescription drug coverage legislation. In addition to federal Medicare proposals, state Medicaid drug payment changes could also lower payment for our products. To the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, the adverse effects may be magnified by private insurers adopting lower payment schedules. Additionally, health care reform at both the federal and state levels could adversely affect payment for our drugs. At this time, a few states have already enacted health care reform legislation.

We may face significant liability resulting from our products that may not be covered by insurance and successful claims could materially reduce our earnings.

The testing, manufacturing, marketing and use of our commercial products, as well as products in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. In recent years, coverage and availability of product liability insurance has decreased. The cost to defend lawsuits or pay damages for product liability claims may exceed our coverage, which could impair our financial condition and our ability to clinically test our product candidates and to market our products. In addition, claims, regardless of their merit may impair our financial condition and future demand for our products.

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

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based payments, mergers and acquisitions, future levels of R&D spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and finalization of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our net income.

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2003 and 2004 tax years, by the Franchise Tax Board of California for the 2004 and 2005 tax years, and by various other state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Adverse resolution of one or more of these exposures in any reporting period could have a material impact on the results of operations for that period.

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

For example, on August 31, 2007, the FASB issued for comment a proposed Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a). The proposed FSP APB 14-a addresses instruments commonly referred to as Instrument C from EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. The proposed FSP APB 14-a requires bifurcation of the conversion option from the debt instrument, classification of the conversion option in equity, and then accretion of the resulting discount on the debt to result in additional interest expense being reported in the income statement. In November 2007, after the expiration of the initial comment period, the FASB announced that it would begin its redeliberations of the guidance in the proposed FSP in January 2008. The final guidance has not been issued and we cannot predict its ultimate outcome, including when the final guidance will be effective. We believe that if the FASB determines that we should account for Instrument C securities in the manner described above, the accounting for our convertible senior notes would be affected and the change in presentation on our balance sheet and the adverse impact to our results of operations would be material.

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

Our corporate headquarters, including our principal offices and some of our commercial, administrative, research and development (R&D) facilities, are located in Foster City, California. At this location, we own 17 buildings.

We lease facilities in San Dimas, California, to house some of our manufacturing, warehousing and R&D activities. In addition, we also lease facilities in Durham, North Carolina; Westminster, Colorado; and Seattle, Washington to house some of our administrative and R&D activities.

Our European headquarters, which include some of our commercial, medical and administrative facilities, are located in the London area in the United Kingdom.

We also lease and own facilities in the Dublin area of Ireland to house our manufacturing and distribution activities. We acquired a manufacturing facility in Cork, Ireland in September 2007 in connection with the acquisition of Nycomed Limited. We have transferred certain of our operations from our Dublin area site to this facility and utilize the site primarily for solid dose tablet manufacturing of our antiviral products, as well as product packaging activities.

We also own a manufacturing facility in Edmonton, Alberta, Canada, that we use to conduct process research and scale-up of our clinical development candidates, the manufacturing of our active pharmaceutical ingredients for both investigational and commercial products and our chemical development activities to improve existing commercial manufacturing processes.

In addition, we have leased additional facilities to house our commercial, medical and administrative activities in Australia, Austria, Belgium, Canada, France, Germany, Greece, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Turkey and the United Kingdom.

We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business. We believe our capital resources are sufficient to purchase, lease or construct any additional facilities required to meet our long-term growth needs.

ITEM 3.	LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found under the heading “Legal Proceedings” in Item 8, Note 12 “Commitments and Contingencies” to our Consolidated Financial Statements on pages 114 and 115 of this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “GILD”. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock on The Nasdaq Global Select Market. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions and may not represent prices of actual transactions.

	High	Low
2007
First Quarter	$38.54	$30.96
Second Quarter	$42.24	$37.87
Third Quarter	$41.37	$35.22
Fourth Quarter	$47.90	$40.80

2006
First Quarter	$32.33	$26.24
Second Quarter	$33.10	$26.28
Third Quarter	$34.64	$29.01
Fourth Quarter	$35.00	$30.76

As of February 22, 2008, we had 928,870,032 shares of common stock outstanding held by approximately 476 stockholders of record.

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore, do not anticipate paying any cash dividends in the near future.

Performance Graph(1)

The following graph compares our total stockholder returns for the past five years to four indices: the Standard & Poor’s 500 Stock Index, labeled S&P500 Index; the Nasdaq Biotechnology Index, labeled Nasdaq Biotechnology Index; the Nasdaq CRSP Total Return Index for the Nasdaq Global Select Market (U.S. companies), labeled Nasdaq US Index; and the Nasdaq Pharmaceutical Index, labeled Nasdaq Pharmaceutical Index. The total return for each index assumes the reinvestment of all dividends, if any, paid by companies included in these indices and are calculated as of December 31 of each year.

We are a composite member of each of the S&P500 Index and the Nasdaq Biotechnology Index and we intend to use these indices as comparators for our stock performance for the purposes of the following graph going forward. As a composite member of the S&P500 Index, we are required under applicable regulations to use this index as a comparator, and we believe the Nasdaq Biotechnology Index is a relevant comparator since it is composed of peer companies in lines-of-business similar to ours.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return on Investment for Past Five Years(2)

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)	Shows the cumulative return on investment assuming an investment of $100 in our common stock and the Nasdaq Biotechnology, S&P 500, Nasdaq US and Nasdaq Pharmaceutical indices on December 31, 2002.

Issuer Purchases of Equity Securities

In October 2007, our Board of Directors authorized a program for the repurchase of our common stock in an amount up to $3.0 billion through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated purchases or other means, including accelerated share repurchase transactions or similar arrangements. This stock repurchase program expires on December 31, 2010.

The table below summarizes our stock repurchase activity for the three months ended December 31, 2007 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program

October 1 – October 31, 2007	2		$42.57	—		$3,000,000

November 1 – November 30, 2007	—		$—	—		$3,000,000

December 1 – December 31, 2007	706		$46.28	706		$2,967,344

Total	708	(1)	$46.28	706	(1)

(1)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from an employee restricted stock award in order to satisfy our applicable tax withholding obligations.

ITEM 6.	SELECTED FINANCIAL DATA

GILEAD SCIENCES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005	2004	2003
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues	$4,230,045	$3,026,139	$2,028,400	$1,324,621	$867,864
Purchased in-process research and development (1)	$—	$2,394,051	$—	$—	$488,599
Total costs and expenses (2)	$2,065,538	$3,784,892	$919,333	$697,234	$1,024,304
Income (loss) from operations	$2,164,507	$(758,753)	$1,109,067	$627,387	$(156,440)
Gain on warrant (1)	$—	$—	$—	$20,576	$—
Provision for (benefit from) income taxes (1)(2)	$655,040	$551,750	$347,878	$207,051	$(95,530)
Net income (loss)	$1,615,298	$(1,189,957)	$813,914	$449,371	$(72,003)

Net income (loss) per share—basic (3)	$1.74	$(1.30)	$0.90	$0.52	$(0.09)

Shares used in per share calculation—basic (3)	929,133	918,212	908,677	864,001	804,420

Net income (loss) per share—diluted (3)	$1.68	$(1.30)	$0.86	$0.49	$(0.09)

Shares used in per share calculation—diluted (3)	964,356	918,212	948,569	928,492	804,420

	As of December 31,
	2007	2006	2005	2004	2003
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$2,722,422	$1,389,566	$2,311,033	$1,250,624	$704,136
Working capital	$2,292,017	$1,664,930	$2,627,045	$1,596,241	$1,080,003
Total assets	$5,834,716	$4,085,981	$3,766,316	$2,155,963	$1,554,722
Other long-term obligations (4)	$11,604	$91,847	$240,650	$234	$323
Convertible debt (4)	$1,300,000	$1,300,000	$—	$—	$345,000
Retained earnings (accumulated deficit)	$249,080	$(891,363)	$809,642	$(4,272)	$(453,643)
Total stockholders’ equity (5)	$3,459,990	$1,815,718	$3,027,778	$1,870,872	$1,002,974

(1)

•	During 2007, we completed the acquisition of Nycomed Limited for an aggregate purchase price of $48.3 million which was allocated primarily to property, plant and equipment.

•

During 2006, we completed the acquisition of Myogen, Inc. for an aggregate purchase price of $2.42 billion, of which $2.06 billion was allocated to purchased in-process research and development (IPR&D), $180.8 million was allocated to deferred tax assets primarily related to federal net operating loss and tax credit carryforwards and certain state amortizations, $70.9 million was allocated to

GILEAD SCIENCES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA—(Continued)

goodwill and $110.0 million was allocated to net tangible assets. In 2006, we also acquired the net assets of Corus Pharma, Inc. for $415.5 million, of which $335.6 million was allocated to purchased IPR&D, $71.2 million was allocated to net deferred tax assets primarily related to federal net operating loss and tax credit carryforwards and certain state amortizations, $7.2 million was allocated to net tangible assets and $1.6 million was allocated to assembled workforce.

•

During 2005, we recognized $80.7 million in royalty revenue relating to the resolution of our dispute with F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche). We also recorded a tax provision benefit of $25.1 million related to our repatriation of qualified foreign earnings under the American Jobs Creation Act (AJCA).

•

During 2004, we recorded a gain of $20.6 million related to our warrant to purchase capital stock of Eyetech Pharmaceuticals, Inc., as predecessor to OSI Pharmaceuticals, Inc., which completed its initial public offering.

•

During 2003, we completed the acquisition of all of the net assets of Triangle Pharmaceuticals, Inc. for an aggregate purchase price of $525.2 million. Approximately $488.6 million of the purchase price was allocated to purchased IPR&D. We also recorded an income tax benefit of $111.6 million related to the reduction of the valuation allowance on certain of our net deferred tax assets.

(2)    We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment on a modified prospective basis, beginning on January 1, 2006. See Notes 1 and 14 to our Consolidated Financial Statements.

(3)    On September 3, 2004 and June 22, 2007, we implemented two-for-one stock splits in the form of a stock dividend. All share and per share amounts for all periods presented have been restated to reflect these stock splits.

(4)

•	During 2006, we issued $1.30 billion principal amount of convertible senior notes in a private placement.

•

During 2005, we entered into an uncollateralized $300.0 million term loan agreement to facilitate a cash dividend distribution as part of the repatriation of our qualified foreign earnings under the provisions of the AJCA.

(5)    No cash dividends have been declared or paid on our common stock.

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

Executive Summary

This past year marked the 20th anniversary of the founding of Gilead and the achievement of many important milestones as we continued to discover, develop and commercialize innovative therapeutics in areas of unmet medical need. We grew our product sales significantly, we executed on several product approvals and launches in multiple territories, in-licensed new compounds into our research pipeline as well as made progress on product candidates already in the clinic, integrated multiple sites that were acquired in 2006 and continued to strengthen our worldwide organization and infrastructure.

Our operating results for 2007 were led by product sales of $3.73 billion. HIV product sales (Truvada, Atripla, Viread and Emtriva) of $3.14 billion, which increased by 48% in 2007 over 2006, were the key driver for total product sales growth of 44% in 2007 compared to 2006. Total product sales of Truvada increased by $394.9 million (or 33%) in 2007 when compared to the prior year, despite the availability of Atripla in the United States since July 2006. Atripla product sales in 2007 increased by $697.7 million from 2006. Together, Truvada and Atripla sales comprised 67% of our total product sales in 2007.

In addition to the commercial progress and success of Atripla in the United States, we and our partner, Bristol-Myers Squibb Company (BMS), expanded our Atripla collaboration to include the 27 countries that comprise the European Union, as well as Norway and Iceland. In December 2007, we received approval from the European Commission to market and sell Atripla in these European territories. We have already begun shipping Atripla to Germany, the United Kingdom and Austria, and expect to launch the product throughout the remainder of the European Union, as pricing and other sales and marketing matters are finalized and approved. If Atripla continues to comprise a larger proportion of our total product sales, we expect our product gross margin will continue to decrease. This decrease results from the inclusion of BMS’s Sustiva (efavirenz), which carries zero gross margin, in product sales and cost of goods for Atripla. Our 2007 product gross margin decreased to 79% due to the higher percentage of Atripla in our mix of product sales as compared to 2006.

Hepsera product sales for 2007 increased 31% from 2006 driven primarily by sales volume growth across most major geographical regions as well as a favorable foreign currency exchange environment. AmBisome product sales for 2007 increased 18% from 2006 driven primarily by sales volume growth in Europe as well as the impact of a favorable foreign currency exchange environment. Due to the depreciation of the U.S. dollar against major European currencies in 2007, foreign currency denominated product sales experienced a net benefit from the foreign currency fluctuations after considering the impact of our hedging activities. This resulted in foreign currency having a favorable impact of approximately $71.2 million on pre-tax income in 2007 compared to 2006.

In addition to the growth in our product sales, royalty revenues increased by 12% in 2007 compared to 2006. Of the $468.2 million in royalty revenues that we recognized, $414.5 million were recorded from royalties on the sales of Tamiflu by F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche). Strong sales of Tamiflu by Roche, including sales of Tamiflu related to worldwide pandemic planning initiatives, contributed to the increase in our royalty revenues. Despite the higher royalties recognized in 2007, Roche recently announced that they expect to see a marked decline in Tamiflu sales related to pandemic planning. We expect this decline to significantly reduce the royalties we receive from the sale of Tamiflu which will adversely impact our 2008 financial results.

In June 2007, Letairis (ambrisentan), a product acquired in our 2006 acquisition of Myogen Inc. (Myogen), was approved by the U.S. Food and Drug Administration (FDA) for the treatment of pulmonary arterial hypertension (PAH). In October 2007, we filed a supplemental new drug application (NDA) with the FDA, as well as a Type II variation with the European Medicines Evaluation Agency (EMEA), for the marketing approval of Viread for the treatment of chronic hepatitis B in adults. Additionally, in November 2007, we submitted an NDA with the FDA for marketing approval of aztreonam lysine for inhalation for the treatment of pulmonary Pseudomonas aeruginosa (P. aeruginosa) infection in people with cystic fibrosis (CF).

Along with the regulatory filings made in relation to Viread for hepatitis B and aztreonam lysine for inhalation for CF, we progressed the development of other compounds and drug candidates in-licensed from our collaboration partners, including:

•

In the HIV area, we completed a Phase 2 clinical trial of elvitegravir (GS 9137), our novel integrase inhibitor for HIV which we licensed from Japan Tobacco Inc. in 2005. Integrase inhibitors represent a new way of attacking HIV and a potential treatment alternative for patients who have developed resistance to existing classes of therapy. Pending a positive outcome of our discussions with the FDA and the EMEA concerning the design of the Phase 3 program, we anticipate dosing patients in a Phase 3 clinical study for elvitegravir in 2008.

•

In the hepatitis B area, we filed a supplemental NDA with the FDA, as well as a Type II variation with the EMEA, for the marketing approval of Viread for the treatment of chronic hepatitis B in adults. These applications were based on data we obtained from two key pivotal Phase 3 studies completed during the year. We anticipate decisions from the EMEA and the FDA in the second and third quarters of 2008, respectively.

•

In the hepatitis C area, we presented preliminary data in November 2007 on our lead compound against the hepatitis C virus, GS 9190, a non-nucleoside polymerase inhibitor. After investigating QT prolongations at certain doses, pending the FDA’s consent, we plan to reinitiate our Phase 1a/b study of GS 9190 to further define the efficacy and safety of the compound. During the year, we also entered into an exclusive license agreement with LG Life Sciences, Ltd. (LGLS) to develop and commercialize certain caspase inhibitors for the treatment of fibrotic diseases. Caspase inhibitors are showing potential as treatments for chronic hepatitis C and other diseases characterized by tissue scarring (fibrosis). The agreement granted us commercialization rights to LGLS’s investigational caspase inhibitors, including GS 9450 which is being evaluated in an ongoing Phase 2a clinical trial as a potential treatment for chronic hepatitis C and for which we anticipate data by the end of 2008. Related to this collaboration, we paid a $20.0 million up-front license fee that we recorded in research and development (R&D) expenses.

•

In the cardiovascular area, we plan to continue to enroll our two Phase 3 clinical studies for darusentan for the treatment of resistant hypertension and we expect to complete enrollment in 2009. In addition, Letairis for PAH was approved in the United States in June, and our partner GlaxoSmithKline Inc. (GSK), who has rights to ambrisentan in territories outside of the United States, received a positive opinion from the European Committee for Human Medicinal Products for the treatment of PAH in February 2008. If approved, GSK will market ambrisentan under the name Volibris.

•

In the respiratory area, we presented data from the second of the two pivotal studies of aztreonam lysine for inhalation, our inhaled antibiotic for the treatment of patients with CF who have pulmonary infection with P. aeruginosa. Along with the NDA we filed with the FDA in November 2007, we plan to submit a marketing authorization application to the EMEA in the second quarter of 2008. Also in the respiratory area, we completed a Phase 1a study in healthy volunteers for GS 9310/11, a proprietary formulation of the combination of tobramycin and fosfomycin for inhalation, and have begun enrolling patients in two Phase 1b clinical studies. Additionally, in August 2007, we entered into a research collaboration and license agreement with Parion Sciences, Inc. (Parion) to research, develop and commercialize certain epithelial sodium channel inhibitors for the treatment of pulmonary diseases. In connection with this collaboration, we paid a $5.0 million up-front license fee which we recorded as R&D expense and made a $5.0 million investment in Parion.

Taken together, these programs contributed to the increase in R&D expenses in 2007 as compared to 2006, and we expect research and clinical activity in these areas will continue to increase R&D expenses in 2008.

In addition to our commercial and clinical efforts, we continued to expand our worldwide organization and infrastructure. In 2007, we integrated the sites acquired in our 2006 acquisitions of Corus Pharma, Inc. (Corus), Myogen and Raylo Chemicals Inc. In September 2007, we acquired and integrated Nycomed Limited, a Cork, Ireland based manufacturing and tableting operation. We transferred certain of our existing Dublin operations to this Nycomed facility in Cork and utilize this Cork facility for solid dose tablet manufacturing of certain of our antiviral products and product packaging activities. As part of our strategy to better build, manage and expand our presence in new and existing markets internationally, we established new subsidiaries in Turkey, Austria and Switzerland in 2007, and are in the process of establishing marketing subsidiaries in Belgium, Denmark, Finland, the Netherlands, Norway and Sweden. These initiatives, which we believe will help reduce our reliance on third-party distributors, have also contributed to the increase in our selling, general and administrative (SG&A) expenses in 2007 as we continue to increase headcount and expand our marketing and promotional activities in these countries. We will continue to see an increase in SG&A expenses in 2008 as we continue to expand internationally and launch products in new territories, including Atripla in the European territories.

Our strong operating results which contributed to operating cash flows of $1.77 billion for 2007, helped fund our R&D activities, our corporate development opportunities, our worldwide infrastructure and capital requirements as well as our daily operating needs. Additionally, our strong cash position allowed us to repurchase $487.5 million of our common stock in 2007. These repurchases completed the $1 billion stock repurchase program initiated in 2006 and allowed us to initiate a $3 billion stock repurchase program in October 2007. In addition, we entered into an amended and restated credit agreement under which our credit facility was increased to $1.25 billion, thereby providing greater access to funds as future requirements arise.

In 2008, we plan to further expand our international footprint, advance additional drug candidates into the clinic and launch Viread for hepatitis B and aztreonam lysine for inhalation for CF, if they are approved. Strengthening our relationships with our corporate partners continues to be a priority, especially as we and BMS continue to launch Atripla in the European territories. Finally, we plan to continue to strengthen our worldwide infrastructure to better support our growing employee and customer base, as well as to better facilitate our expanding manufacturing, research and development and commercial activities.

Critical Accounting Policies, Estimates and Judgments

The discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, prepaid royalties, clinical trial accruals, our tax provision and stock-based compensation. We base our estimates on historical experience and on various other market-specific assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ significantly from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

Product Sales

We recognize revenues from product sales when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectibility is reasonably assured. We record estimated reductions to revenues for government rebates such as Medicaid reimbursements, customer incentives such as cash discounts for prompt payment, distributor fees and expected returns of expired products. These estimates are deducted from gross product sales at the time such revenues are recognized. Of these reductions from gross product sales, government rebates significantly impact our reported net product sales and are based upon certain estimates that require complex and significant judgment of management.

Government Rebates

We estimate amounts payable by us to government-managed Medicaid programs as well as to certain other qualifying federal, state and foreign government programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by these programs. Government rebates that are invoiced directly to us are recorded in other accrued liabilities on our Consolidated Balance Sheets. For qualified programs that can purchase our products through wholesalers at a lower contractual government price, the wholesalers charge back to us the difference between their acquisition cost and the lower price, which we record as allowances against accounts receivable. We estimate these sales allowances based on contractual terms, historical utilization rates, any new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and, for U.S. product sales, the channel inventory data as obtained from our major U.S. wholesalers in accordance with our inventory management agreements. During 2007, 2006 and 2005, government rebates of $464.4 million, $272.2 million and $184.8 million, respectively, representing 12%, 9% and 9% of total gross product sales, respectively, were deducted from gross product sales. Based on the current information available to us, actual government rebates claimed for these periods have varied by less than 3% from our estimates recorded in those periods. As of December 31, 2007 and 2006, we had accrued government rebates of $115.5 million and $65.7 million, respectively, in other accrued liabilities and an allowance of $25.3 million and $10.6 million, respectively, recorded against accounts receivable.

The following table summarizes the aggregate activity in these accrued government rebates allowance and accrued liabilities accounts:

	Balance at Beginning of Year	Charged to Expense	Deducted from Accruals	Balance at End of Year
Year ended December 31, 2007:
Government rebates allowances and accrued liabilities
Activity related to 2007 sales	$—	$439,562	$310,272	$129,290
Activity related to sales prior to 2007	76,362	(2,753)	62,134	11,475

Total	$76,362	$436,809	$372,406	$140,765

Year ended December 31, 2006:
Government rebates allowances and accrued liabilities
Activity related to 2006 sales	$—	$246,274	$190,258	$56,016
Activity related to sales prior to 2006	71,220	(4,681)	46,193	20,346

Total	$71,220	$241,593	$236,451	$76,362

Allowance for Doubtful Accounts

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Our allowance for doubtful accounts balance as a percentage of total accounts receivable did not materially change from December 31, 2006 to December 31, 2007. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors, especially with respect to the government funding and reimbursement practices in the European market could materially change these expectations and result in an increase to our allowance for doubtful accounts.

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

Prepaid Royalties

We capitalize royalties that we have prepaid at cost, specifically those related to the emtricitabine royalties we paid to Emory University (Emory) for the HIV indication, based on the present value of the future royalty obligation that we would expect to pay to Emory assuming certain expected future levels of our product sales incorporating emtricitabine. The present value of our future royalty obligation was derived using our weighted average cost of capital. We review quarterly the expected future sales levels of our products and any indicators that might require a write-down in the net recoverable value of our asset or a change in the estimated life of the prepaid royalty. Some potential indicators of impairment include the launch of a significant product by a competitor, significant deviations in recognized product sales compared to forecast and product safety issues and recalls.

We amortize our prepaid royalties based on an effective royalty rate that we derive from forecasted HIV product sales incorporating emtricitabine. Our product sales forecasts are prepared annually and determined using our best estimates of future activity upon considering such factors as historical and expected future patient usage or uptake of our products, the introduction of complimentary or combination therapies or products and future product launch plans. If a previously unanticipated and significant change occurs to our sales forecasts, including the introduction of a competing product by us or one of our competitors into the same HIV market as emtricitabine, we would prospectively update the royalty rate used to amortize our prepaid royalties which may increase future royalty expense. As of December 31, 2007, we had a prepaid royalty asset relating to the emtricitabine royalties we paid to Emory of $306.7 million. Amortization expense relating to this prepaid royalty asset was $14.3 million, $15.1 million and $6.2 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third-party contract research organizations (CROs). These costs are a significant component of R&D expenses. During 2007, 2006 and 2005, we incurred CRO costs of $65.6 million, $30.2 million and $21.1 million, respectively. We accrue costs for clinical studies performed by CROs on a straight-line basis over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort and costs actually incurred by the CRO. We validate our accruals quarterly with our vendors and perform detailed reviews of the activities related to our significant contracts. Based upon the results of these validation processes, we assess the appropriateness of our accruals and make any adjustments we deem necessary to ensure that our expenses reflect the actual effort incurred by the CROs.

Generally, a significant portion of the total clinical trial costs are associated with start up activities for the trial and patient enrollment. We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. As a result, CROs typically perform most of the total start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training and program management. In general, these costs are typically 10% to 30% of the total CRO contract value. On an actual basis, this percentage range is significantly wider as many of our contracts are either expanded or reduced in scope compared to the original budget. Start-up costs usually occur within a few months after the contract has been executed and are milestone or event-driven in nature.

The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. Most contracts are negotiated as fixed per unit prices and can vary in length between three months for a single dose Phase 1 study and up to two years or more for a more complex Phase 3 clinical study. The average length of contracts in 2007, 2006 and 2005 has been at the upper end of this range in order to provide long-term safety and efficacy data to support the commercial launches of Truvada, Viread, Atripla, Emtriva, Hepsera and Letairis. All of our material CRO contracts are terminable by us upon written notice and we are generally only liable for actual effort expended by the CRO and certain non-cancelable expenses incurred at any point of termination. Amounts paid in advance relating to uncompleted services will be refunded if a contract is terminated. Some contracts may include additional termination payments that become due and payable if we terminate the contract. Such additional termination payments are only recorded if it becomes probable that a contract will be terminated. Through December 31, 2007, differences between actual and estimated activity levels for any particular study have not been material. However, if management does not receive complete and accurate information from our vendors or underestimates activity levels associated with a study at a given point in time, we would have to record additional and potentially significant R&D expenses in future periods.

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

If we expect to realize deferred tax assets for which we have previously recorded a valuation allowance, we would reduce the valuation allowance in the period in which such determination is first made. Such an adjustment was made in 2007 and 2005 when we determined that it was more likely than not that certain of our deferred tax assets would be realized, and therefore, we released the related valuation allowance. This resulted in an income tax benefit of approximately $1.5 million and $8.2 million for 2007 and 2005, respectively.

Our future effective income tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, changes in our international organization and changes in overall levels of income before tax.

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

On January 1, 2007, we adopted FIN 48 and increased our liability for unrecognized tax benefits by $14.1 million with a corresponding charge to the opening balance of accumulated deficit, as permitted under FIN 48. In addition, we reclassified $68.4 million of unrecognized tax benefits from short-term income taxes payable and noncurrent deferred tax assets to long-term income taxes payable. As of the date of adoption, we had total federal, state and foreign unrecognized tax benefits of $86.2 million recorded primarily in long-term income taxes payable on our Consolidated Balance Sheet, including accrued liabilities related to interest of $4.0 million. Of the total unrecognized tax benefits as of January 1, 2007, $78.0 million, if recognized, would have reduced our effective tax rate in the period of recognition. As permitted under the provisions of FIN 48, we will continue to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Consolidated Statements of Operations.

At December 31, 2007, we had total federal, state and foreign unrecognized tax benefits of $111.7 million, including interest of $8.3 million. Of the total unrecognized tax benefits, $103.5 million, if recognized, would reduce our effective tax rate in the period of recognition. With respect to the unrecognized tax benefits, we are currently unable to make a reasonably reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations remains open for all years from inception due to our utilization of net operating losses relating to prior years.

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2003 and 2004 tax years, by the Franchise Tax Board of California for the 2004 and 2005 tax years and by various other state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While we believe our positions comply with applicable laws, we periodically evaluate our exposures associated with our tax filing positions.

We record liabilities related to uncertain tax positions based upon FIN 48. We do not believe any such items currently pending will have a material adverse effect on our Consolidated Financial Statements, although an adverse resolution of one or more of these items in any period could have a material impact on the results of operations for that period. Prior to the adoption of FIN 48, we recorded liabilities related to uncertain tax positions based upon SFAS No. 5, Accounting for Contingencies.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires that all share-based payments to employees and directors, including grants of stock options, be recognized in the statement of operations based on their fair values. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows. On January 1, 2006, we adopted SFAS 123R using the modified prospective method of adoption as permitted under SFAS 123R, which requires that compensation expense be recorded for all nonvested stock options and other stock-based awards as of the beginning of the first quarter of adoption. In accordance with the modified prospective method, no prior period amounts were restated to reflect the provisions of SFAS 123R.

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

In connection with our adoption of SFAS 123R, we refined our valuation assumptions and the methodologies used to derive those assumptions; however, we elected to continue using the Black-Scholes option valuation model. The fair value of stock options granted prior to the adoption of SFAS 123R was calculated using the multiple option approach while the fair value of stock options granted beginning January 1, 2006 was calculated using the single option approach. Concurrent with our adoption of SFAS 123R, we determined that a blend of historical volatility along with implied volatility for traded options on our stock would be a better measure of market conditions and expected volatility. Previously, we used historical stock price volatility as it was the most reliable source of volatility data. We estimate the weighted-average expected life of our stock options based on historical cancellation and exercise data related to our stock options as well as the contractual term and vesting terms of the awards. We record stock-based compensation expense using a graded vesting expense attribution approach for nonvested stock options granted prior to the adoption of SFAS 123R consistent with the expense attribution approach used in our historical SFAS 123 disclosures and using a straight-line expense attribution approach for stock options granted after the adoption of SFAS 123R. We currently believe that the straight-line expense attribution approach better reflects the level of service to be provided over the vesting period of our awards. Stock-based compensation expense related to stock options is recognized net of estimated forfeitures. We estimate forfeitures based on our historical experience. As a result of the adoption of SFAS 123R, we will only recognize a tax benefit from stock-based compensation in additional paid-in-capital (APIC) if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through the Consolidated Statements of Operations rather than through APIC.

During the years ended December 31, 2007 and 2006, we recognized stock-based compensation expense of $184.6 million and $133.8 million, respectively, in operating expenses, and we capitalized $9.8 million and $10.2 million, respectively, into inventory. As of December 31, 2007, we had unrecognized stock-based compensation of $389.2 million related to nonvested stock options, which we expect to expense over an estimated weighted-average period of 2.8 years.

Management has discussed the development, selection and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure presented above relating to them.

Results of Operations

Total Revenues

We had total revenues of $4.23 billion in 2007, $3.03 billion in 2006 and $2.03 billion in 2005. Included in total revenues were product sales, royalty revenues and contract and other revenues.

Product Sales

Product sales for the last three years consisted of the following (in thousands):

	2007	Change	2006	Change	2005
HIV products:
Truvada	$1,589,229	33%	$1,194,292	110%	$567,829
Atripla	903,381	339%	205,729	—%	—
Viread	613,169	(11)%	689,356	(11)%	778,783
Emtriva	31,493	(13)%	36,393	(23)%	47,486

Total HIV products	3,137,272	48%	2,125,770	52%	1,394,098
Hepsera	302,722	31%	230,531	24%	186,532
AmBisome	262,571	18%	223,031	1%	220,753
Other	30,544	245%	8,865	12%	7,916

Total product sales	$3,733,109	44%	$2,588,197	43%	$1,809,299

Total product sales increased by 44% in 2007 compared to 2006, primarily due to an increase in our total product sales volume of $1.04 billion and a favorable foreign currency exchange impact of $97.9 million. Total product sales increased by 43% in 2006 compared to 2005, primarily due to an increase in our total product sales volume of $760.5 million. A significant percentage of our product sales continued to be denominated in foreign currencies. We used forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. This reduced, but did not eliminate, fluctuations in sales due to changes in foreign currency exchange rates.

HIV Products

HIV product sales in 2007 increased by 48% compared to 2006 and by 52% in 2006 compared to 2005, primarily driven by product sales volume growth.

During 2006, the average selling prices of our HIV products increased compared to 2005, primarily driven by higher overall selling prices of our HIV products as well as the transition of some patients in the United States from coverage under Medicaid to Medicare Part D which generally reimbursed at higher rates. We estimated the benefit to net product sales resulting from these transitions was approximately $38 million for 2006.

•	Truvada

Truvada sales increased by 33% in 2007 compared to 2006 and by 110% in 2006 compared to 2005, in each case, primarily driven by strong sales volume growth in Europe as well as a favorable foreign currency exchange environment in 2007. Truvada sales accounted for 51%, 56% and 41% of our total HIV product sales for 2007, 2006 and 2005, respectively.

•	Atripla

Atripla sales increased by 339% in 2007 compared to 2006, primarily due to the first full year of Atripla sales in 2007 as well as the continued strong uptake of Atripla in the United States. We consolidate 100% of Atripla product sales because we are the primary beneficiary of our joint venture with BMS in the United States. The efavirenz portion of these Atripla sales was approximately $334.3 million and $76.0 million in 2007 and 2006, respectively. Atripla was approved for sale in the United States in July 2006 and in the European Union in December 2007. Atripla sales accounted for 29% of our total HIV product sales in 2007. Sales of Atripla in the European Union were not significant in 2007.

•	Viread

Viread sales decreased by 11% in 2007 compared to 2006 and by 11% in 2006 compared to 2005, in each case, primarily due to lower sales volume in the United States and Europe driven by the impact of patients switching from a Viread-containing regimen to one containing Truvada and/or Atripla in countries where Truvada and/or Atripla is available, partially offset by sales volume increases in Latin America as well as a favorable foreign currency exchange environment in 2007. The Viread sales decrease in 2007 compared to 2006 was also partially offset by a favorable foreign currency exchange environment.

•	Emtriva

Emtriva sales decreased by 13% in 2007 compared to 2006 and 23% in 2006 compared to 2005. The decreases in both years were primarily due to overall sales volume decreases driven by the impact of patients switching from an Emtriva-containing regimen to one containing Truvada and/or Atripla in countries where these products are available.

Hepsera

Hepsera sales increased by 31% in 2007 compared to 2006, primarily driven by sales volume growth across all major geographical regions where the product is sold, as well as a favorable foreign currency exchange environment. Hepsera sales increased by 24% in 2006 compared to 2005 primarily driven by sales volume growth in the United States and Europe. In 2006, Hepsera sales volume also increased with respect to our sales of Hepsera to GSK. We sell Hepsera to GSK at our manufacturing cost in connection with GSK’s distribution activities in Asia and collect a royalty from GSK upon the sale of Hepsera to customers which we record as royalty revenues.

AmBisome

Sales of AmBisome increased 18% in 2007 compared to 2006, primarily due to sales volume growth in Europe as well as a favorable foreign currency exchange impact. Sales of AmBisome increased one percent in 2006 compared to 2005, primarily due to sales volume growth in some regions, partially offset by lower pricing in most regions. AmBisome product sales in the United States relate solely to our sales of AmBisome to Astellas Pharma Inc. which are recorded at our manufacturing cost.

In 2008, we expect total product sales to continue to grow as we continue to expand our sales and marketing efforts.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands):

	2007	Change	2006	Change	2005
Royalty revenues	$468,155	12%	$416,526	112%	$196,873

Our most significant source of royalty revenues for 2007, 2006 and 2005 was from sales of Tamiflu by Roche.

Royalty revenues for 2007 were $468.2 million, an increase of 12% compared to 2006, and were $416.5 million for 2006, an increase of 112% compared to 2005. The increases in both comparative periods were primarily driven by the recognition of Tamiflu royalties from Roche of $414.5 million and $364.6 million in 2007 and 2006, respectively. The increases in Tamiflu royalties for both comparative periods were due to the higher Tamiflu sales recorded by Roche, including sales related to pandemic planning initiatives worldwide. The increase in Tamiflu royalties for 2006 compared to 2005 was also due to the elimination of a contractual cost of goods adjustment resulting from the dispute resolution in November 2005 that had historically reduced the amount of Tamiflu royalties recognized by us prior to November 2005. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which it is sold.

In November 2005, we resolved our dispute with Roche relating to our 1996 development and license agreement and agreed to terminate the related arbitration pending between Roche and us. Related to the dispute resolution, Roche paid us $80.7 million. We recognized this payment as royalty revenue in 2005. The payment consisted of $18.2 million relating to disputed royalties from 2001 to 2003, $11.8 million relating to the reimbursement of the 2004 contractual cost of goods adjustment that had previously reduced our earned royalties and $50.7 million relating to the updating of royalties payable to us for the first nine months of 2005 based on the 2005 then-current royalty rates instead of the prior year’s effective royalty rate.

Roche reported in January 2008 that it expects a significant decrease in Tamiflu sales in 2008 compared to 2007; therefore, we expect our royalty revenues for 2008 to be significantly lower compared to 2007.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	2007	Change	2006	Change	2005
Total product sales	$3,733,109	44%	$2,588,197	43%	$1,809,299
Cost of goods sold	$768,771	77%	$433,320	66%	$260,326
Product gross margin	79%		83%		86%

Our product gross margin for 2007 was 79%, compared to 83% for 2006, primarily due to product mix changes, especially as Atripla, which has a lower product gross margin, comprised a larger proportion of our product sales in 2007. Our product gross margin for 2006 was 83%, compared to 86% for 2005. The lower gross margin in 2006 compared to 2005 was primarily due to the launch of Atripla in the United States, $15.8 million in write-downs of inventory for our Gilead Access Program to its estimated net realizable value, as well as product mix changes as patients continued to switch from Viread, a higher margin product, to Truvada and/or Atripla. The lower gross margin in 2006 compared to 2005 was partially offset by the lower effective royalty rate resulting from our July 2005 emtricitabine royalty buyout discussed below, lower active pharmaceutical ingredients costs and the higher average selling prices of our HIV products in the United States.

Atripla product sales decreased our product gross margin, without a corresponding impact to our product gross profit. As the primary beneficiary of our joint venture with BMS in the United States, we consolidate 100% of Atripla product sales but only benefit from the product gross margin on the Truvada portion of Atripla. The efavirenz portion of Atripla product sales carries a zero product gross profit and gross margin since the joint venture purchases efavirenz from BMS at BMS’s average net selling price of efavirenz in the United States.

Prior to July 2005, we paid royalties to Emory on worldwide net sales of product containing emtricitabine. In July 2005, we and Royalty Pharma purchased 65% and 35%, respectively, of the royalty interest owned by Emory in exchange for the elimination of the royalty obligation. As a result of the purchase, we capitalized $341.3 million in prepaid royalties, representing our 65% share of the $525.0 million purchase price. In the third quarter of 2005, we began to amortize this prepaid royalty to cost of goods sold over the remaining life of the underlying patent based on an effective royalty rate derived from our forecasted sales of products containing emtricitabine. We record royalties to Royalty Pharma based on actual emtricitabine net sales relative to Royalty Pharma’s 35% ownership interest in the underlying Emory royalty interest.

We expect our product gross margin in 2008 to be lower compared to 2007, primarily due to a higher mix of Atripla product sales, which include the efavirenz portion of Atripla product sales at zero product gross profit, partially offset by product gross margin improvements driven by lower active pharmaceutical ingredients costs.

Research and Development Expenses

The following table summarizes the period over period changes in the major components of our R&D expenses over the last three years (in thousands):

	2007	Change	2006	Change	2005
Research	$131,019	54%	$85,202	52%	$55,918
Clinical development	361,091	52%	238,270	34%	178,015
Pharmaceutical development	98,916	64%	60,389	38%	43,791

Total research and development	$591,026	54%	$383,861	38%	$277,724

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

R&D expenses in 2007 increased by $207.2 million compared to 2006, primarily due to increased compensation and benefits expenses of $65.2 million due largely to higher headcount, increased clinical study expenses of $58.6 million and increased contract service expenses of $19.6 million relating to clinical, product development and research activities in our cardiovascular programs. In addition, we paid a $20.0 million up-front license fee to LGLS and a $13.5 million license-related fee to PARI GmbH (PARI) in 2007, both of which we expensed as there was no future alternative uses for these technologies.

R&D expenses in 2006 increased by $106.1 million compared to 2005, primarily due to increased compensation and benefits expenses of $73.9 million due largely to higher headcount, which included stock-based compensation expense of $52.2 million from our adoption of SFAS 123R on January 1, 2006, as well as increased contract service and clinical study expenses of $50.1 million relating to clinical, product development and research activities in our HIV and hepatitis programs and the respiratory and cardiovascular programs assumed in our acquisitions of Myogen and Corus. These higher expenses were partially offset by lower milestone payments made to Japan Tobacco, Inc. (Japan Tobacco) in 2006 compared to 2005 related to the licensing and development of elvitegravir, our lead integrase inhibitor candidate also known as GS 9137, as well as a $15.0 million payment to Emory in 2005 in connection with the amendment of our license agreement with Emory related to our obligation to develop emtricitabine for the hepatitis B indication.

In general, significant collaboration payments, like those made to LGLS, PARI, Japan Tobacco and Emory, can cause our R&D expenses to fluctuate period over period.

In 2008, we expect R&D expenses to increase over 2007 levels due to increased spending on our internal and collaborative R&D efforts relating to the progress of our product candidates into more advanced clinical studies as well as continuation of our clinical trials related to elvitegravir for HIV, darusentan for resistant hypertension and Viread for HBV, and the initiation of the Phase 4 program for Letairis.

Selling, General and Administrative Expenses

The following table summarizes the period over period changes in our SG&A expenses over the last three years (in thousands):

	2007	Change	2006	Change	2005
Selling, general and administrative	$705,741	23%	$573,660	50%	$381,283

SG&A expenses for 2007 increased by $132.1 million compared to 2006. The increase was primarily due to an increase in compensation and benefits expenses of $79.6 million due largely to higher headcount, as well as an increase in marketing and promotional expenses of $20.0 million in the antiviral and cardiovascular areas, including those related to our launch of Letairis for the treatment of PAH.

SG&A expenses for 2006 increased by $192.4 million compared to 2005. Higher expenses were primarily driven by higher headcount which increased compensation and benefits by $92.0 million, including stock-based compensation expense of $70.8 million from our adoption of SFAS 123R on January 1, 2006, increased expenses of $54.3 million in contract services and promotional programs relating to our business growth, business development activities, preparation for the launch of Atripla in the United States and a $7.9 million write-off of certain capital assets related to renovations at our corporate headquarter campus.

In 2008, we expect SG&A expenses to increase primarily due to higher costs to be incurred on administrative activities and sales and marketing efforts to support our business growth, as well as costs associated with anticipated launches of Atripla in the European Union, Viread for HBV in both the United States and European Union, and aztreonam lysine for inhalation for CF in the United States.

Purchased In-process Research and Development Expenses

In connection with our acquisitions of Myogen and Corus in 2006, we recorded purchased in-process research and development (IPR&D) expenses of $2.06 billion and $335.6 million, respectively, for the year ended December 31, 2006.

The purchased IPR&D expense for Myogen represented the estimated fair value of Myogen’s incomplete R&D programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition. A summary of these programs at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Ambrisentan	An orally active, non-sulfonamide, propanoic acid-class, endothelin receptor antagonist (ERA) for the treatment of PAH.	Phase 3 clinical trials were completed prior to the acquisition date. We filed an NDA with the FDA in December 2006 and, in June 2007, the FDA approved Letairis (ambrisentan) for the treatment of PAH in the United States. Additionally, in March 2007, the EMEA validated the marketing authorization application for ambrisentan for the treatment of PAH, filed by our collaboration partner, GSK. In February 2008, ambrisentan received a positive opinion from the European Committee for Human Medicinal Products for the treatment of PAH and will be marketed under the name Volibris by GSK upon approval.	$1,413.7

Darusentan	An orally active ETA-selective ERA for the treatment of resistant hypertension.	In Phase 3 clinical development as of the acquisition date and the date of this filing.	$644.5

The estimated fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value of the purchased IPR&D using a present value discount rate of 14%, which is based on the estimated internal rate of return for Myogen’s operations, is comparable to the estimated weighted average cost of capital for companies with Myogen’s profile, and represents the rate that market participants would use to value the purchased IPR&D. We compensated for the differing phases of development of ambrisentan and darusentan by probability-adjusting our estimation of the expected future cash flows associated with each program. We then determined at that time the present value of the expected future cash flows using the discount rate of 14%. The projected cash flows from the ambrisentan and darusentan programs were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the development and approval of the related product candidates; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets.

For the purpose of estimating the fair value of the ambrisentan program, we estimated that the program was approximately 78% complete as of the acquisition date, based on estimated time and cost to complete, as Phase 3 clinical trials had been completed. As of the acquisition date, we estimated that we would incur future R&D costs of approximately $35 million to $45 million from the date of acquisition through and including the year when commercialization was expected to occur. Material net cash inflows were estimated to begin in 2009 for ambrisentan, assuming the necessary regulatory approvals would be received and the product would be successfully commercialized by that date.

For the purpose of estimating the fair value of the darusentan program, we estimated that the program was approximately 35% complete as of the acquisition date, based on estimated time and cost to complete, and remaining efforts would include the completion of Phase 3 clinical development as well as preparing for and filing an NDA with the FDA. As of the acquisition date, we estimated that we would incur future R&D costs of approximately $130 million to $140 million from the date of acquisition through and including the year when commercialization was expected to occur. Material net cash inflows were estimated to begin in 2012 for darusentan, assuming the necessary regulatory approvals would be received and the product would be successfully commercialized by that date.

The remaining efforts for completing the darusentan IPR&D program primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that darusentan for the treatment of resistant hypertension will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. Darusentan may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of darusentan if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of this project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

The purchased IPR&D expense for Corus represented the estimated fair value of Corus’s incomplete inhaled aztreonam lysine for CF R&D program that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition. A description of this program at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Inhaled aztreonam lysine for CF	Aztreonam formulation for inhalation to be used against Gram-negative bacteria that cause lung infections in patients with CF.	In Phase 3 clinical trials as of the acquisition date. We filed an NDA with the FDA in November 2007 and have been granted a target review date of September 2008.	$335.6

The estimated fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value of the purchased IPR&D using a present value discount rate of 16%, which is based on the estimated internal rate of return for Corus’s operations, is comparable to the estimated weighted average cost of capital for companies with Corus’s profile, and represents the rate that market participants would use to value the purchased IPR&D. The projected cash flows from the aztreonam lysine for inhalation program were based on key assumptions such as estimates of revenues and operating profits related to the program considering its stage of development; the time and resources needed to complete the development and approval of the related product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets. Corus’s two other early-stage candidates were not included in the valuation of purchased IPR&D because they were early-stage projects that did not have identifiable revenues and expenses associated with them.

For the purpose of estimating the fair value of the aztreonam program, we estimated that the program was approximately 71% complete as of the acquisition date, based on estimated time and cost to complete, and remaining efforts would include the completion of Phase 3 clinical development as well as preparing for and filing an NDA with the FDA. As of the acquisition date, we estimated that we would incur future R&D costs of approximately $30 million to $35 million from the date of acquisition through and including the year when commercialization was expected to occur. Material net cash inflows were estimated to begin in 2009 for the aztreonam program, assuming the necessary regulatory approvals would be received and the product would be successfully commercialized by that date.

The remaining efforts for completing Corus’s IPR&D program primarily consist of obtaining necessary regulatory approvals. Failing to obtain FDA and other regulatory body approvals is a risk that could prevent completion of development. Feedback from regulatory authorities might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that aztreonam lysine for inhalation for the treatment of CF will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Aztreonam lysine for inhalation may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of aztreonam lysine for inhalation if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of the project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

Interest and Other Income, Net

We recorded interest and other income, net, of $109.8 million, $134.6 million and $49.2 million in 2007, 2006 and 2005, respectively. The decrease in 2007 compared to 2006 was primarily attributable to the lower average cash and investment balances over 2006, as well as the write-down of $7.0 million and $1.8 million relating to the other-than-temporary impairment of our investment in Achillion Pharmaceuticals, Inc. and the asset-backed commercial paper of a structured investment vehicle, respectively. The increase in 2006 compared to 2005 was primarily attributable to the higher average cash and investment balances over 2005.

Interest Expense

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

We incurred interest expense of $13.1 million, $20.4 million and $0.4 million in 2007, 2006 and 2005, respectively. The decrease in interest expense in 2007 compared to 2006 was primarily attributable to our repayment during the first quarter of 2007 of all remaining amounts due under our term loan which we entered into in December 2005. The increase in interest expense in 2006 compared to 2005 was primarily due to interest on the term loan and the interest on our 2011 and 2013 Notes.

Minority Interest

The minority interest on our Consolidated Financial Statements primarily reflects BMS’s interest in the operating results of our joint venture with BMS in the United States The joint venture was formed to develop and commercialize Atripla in the United States. As the primary beneficiary of the joint venture as determined under FASB Interpretation No. 46R (As Amended), Consolidation of Variable Interest Entities, we consolidate the operations of the joint venture in our Consolidated Financial Statements.

Provision for Income Taxes

Our provision for income taxes was $655.0 million, $551.8 million and $347.9 million in 2007, 2006 and 2005, respectively. The 2007 effective tax rate of 28.9% differs from the U.S. federal statutory rate of 35% due primarily to state taxes, offset by tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States.

Included in our operating income in 2006 were pre-tax charges of $335.6 million and $2.06 billion for the IPR&D expenses associated with our Corus and Myogen acquisitions, respectively. We did not record any income tax benefit related to the purchased IPR&D expenses as such amounts are non-deductible. The 2006 effective tax rate of (86.5)% differs from the U.S. federal statutory rate of 35% due primarily to our federal tax non-deductible purchased IPR&D expenses and state taxes, offset by tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States.

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

On October 22, 2004, the AJCA was signed into law. The AJCA allowed for a deduction of 85% of certain qualified foreign earnings that were repatriated, as defined in the AJCA. We elected to apply this provision to qualifying earnings that were repatriated in 2005. The earnings repatriation resulted in a one-time tax provision benefit of approximately $25.1 million which we recognized in 2005.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

On January 1, 2007, we adopted FIN 48 and increased our liability for unrecognized tax benefits by $14.1 million with a corresponding charge to the opening balance of accumulated deficit, as permitted under FIN 48. In addition, we reclassified $68.4 million of unrecognized tax benefits from short-term income taxes payable and noncurrent deferred tax assets to long-term income taxes payable. As of the date of adoption, we had total federal, state, and foreign unrecognized tax benefits of $86.2 million recorded primarily in long-term income taxes payable on our Consolidated Balance Sheet, including accrued liabilities related to interest of $4.0 million. Of the total unrecognized tax benefits, $78.0 million, if recognized, would have reduced our effective tax rate in the period of recognition. As permitted under the provisions of FIN 48, we will continue to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Consolidated Statements of Operations.

As of December 31, 2007, we had total federal, state, and foreign unrecognized tax benefits of $111.7 million, including interest of $8.3 million. Of the total unrecognized tax benefits, $103.5 million, if recognized, would reduce our effective tax rate in the period of recognition. With respect to the unrecognized tax benefits, we are currently unable to make a reasonably reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital, and our cash flow activity as of the end of, and for each of, the last three years (in thousands):

	2007	2006	2005
As of December 31:
Cash, cash equivalents and marketable securities	$2,722,422	$1,389,566	$2,311,033
Working capital	$2,292,017	$1,664,930	$2,627,045

Year Ended December 31:
Cash provided by (used in):
Operating activities	$1,765,490	$1,218,059	$705,642
Investing activities	$(1,302,467)	$(1,739,334)	$(682,478)
Financing activities	$(267,386)	$649,261	$441,896

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $2.72 billion at December 31, 2007, an increase of $1.33 billion or 96% from December 31, 2006. The increase of $1.33 billion was primarily attributable to:

•	net cash provided by operations of $1.77 billion in 2007; and

•	proceeds from issuance of stock under employee stock plans of $243.3 million in 2007.

These increases were partially offset by:

•	our repurchase of $487.5 million of our common stock under our stock repurchase programs;

•	our repayment of all remaining amounts due under our term loan of $99.0 million; and

•	capital expenditures of $76.5 million relating to the expansion of our facilities to accommodate our growth.

Cash, cash equivalents and marketable securities totaled $1.39 billion at December 31, 2006, a decrease of 40% from December 31, 2005. The decrease of $921.5 million in 2006 was primarily due to:

•	net cash paid of $2.74 billion for the acquisitions of Myogen, Raylo and Corus; and

•	$201.0 million paid toward the principal outstanding under our term loan which we entered into in 2005.

These decreases were partially offset by:

•	net cash provided by operations of $1.22 billion in 2006;

•	net proceeds of $587.6 million from the issuance of the Notes and related transactions in 2006; and

•	proceeds from the issuance of stock under employee stock plans of $167.9 million in 2006.

Working Capital

Working capital at December 31, 2007 was $2.29 billion compared to $1.66 billion at December 31, 2006. Significant factors that resulted in an increase in 2007 working capital were:

•

$235.1 million increase in cash, cash equivalents and short-term marketable securities due primarily to cash provided by operating activities and proceeds from issuances of stock under our employee stock plans, which were partially offset by our repurchase of our common stock and our repayment of the term loan and capital spending;

•	$215.1 million increase in prepaid taxes related to intercompany profits between Gilead and our joint venture; and

•	$185.8 million increase in accounts receivable primarily due to increased sales in 2007.

Working capital at December 31, 2006 was $1.66 billion compared to $2.63 billion at December 31, 2005. Significant factors that resulted in the decrease in 2006 working capital were:

•

$1.37 billion decrease in cash, cash equivalents and short-term marketable securities, primarily due to our funding of significant acquisition activities in 2006, as well as a decrease in our marketable securities portfolio and a decrease resulting from the classification of certain of our marketable securities to long-term securities; and

•

$296.1 million increase in accounts payable primarily due to the launch of Atripla in July 2006 and the related purchases of efavirenz from BMS at BMS’s approximate market value of efavirenz in order for the joint venture to build inventory levels to supply increasing Atripla demand.

These working capital decreases were partially offset by:

•	$347.2 million increase in inventories, primarily due to the increase in Atripla inventory which included efavirenz purchased from BMS at BMS’s approximate market value of efavirenz; and

•

$213.2 million increase in accounts receivable, primarily due to increased sales in 2006 and the lower collections of receivables in certain European countries where collections traditionally have been slower.

Cash Provided by Operating Activities

Cash provided by operating activities of $1.77 billion in 2007 was comprised primarily of $1.62 billion in net income which was adjusted for non-cash items such as $184.6 million of stock-based compensation expense, $133.1 million of deferred income taxes and $110.7 million of tax benefits related to employee stock plans and $76.3 million of excess tax benefits from stock option exercises. This was partially offset by a $236.0 million net cash outflow related to changes in operating assets and liabilities.

Cash provided by operating activities of $1.22 billion in 2006 was comprised primarily of $1.19 billion in net loss which was adjusted for non-cash items such as our $2.39 billion purchased IPR&D expense, stock-based compensation expense of $133.8 million and $127.6 million of tax benefits related to employee stock plans and $95.3 million of excess tax benefits from stock option exercises. This was partially offset by a $225.1 million net cash outflow related to changes in operating assets and liabilities.

Cash provided by operating activities of $705.6 million in 2005 was comprised primarily of $813.9 million of net income which was adjusted for non-cash items such as $168.5 million of tax benefits from employee stock plans. This was partially offset by a $251.1 million net cash outflow related to changes in operating assets and liabilities, which included $341.3 million of prepaid royalties that we made to Emory related to emtricitabine.

Cash Used in Investing Activities

Cash used in investing activities in 2007 primarily related to purchases, sales and maturities of available-for-sale securities, capital expenditures and our acquisition of Nycomed Limited. Cash used in investing activities in 2006 primarily related to purchases, sales and maturities of available-for-sale securities, our acquisitions of Myogen, Raylo Chemicals Inc. (Raylo) and Corus, as well as capital expenditures. Cash used in investing activities in 2005 primarily related to purchases, sales and maturities of available-for-sale securities.

We used $1.30 billion of cash for investing activities in 2007 compared to $1.74 billion in 2006, a decrease of $436.9 million. The decrease was primarily due to our acquisitions of Myogen, Raylo and Corus for a total of $2.74 billion in 2006, as well as more cash used in the purchases, sales and maturities of marketable securities activities during 2007 compared to 2006.

We used $1.74 billion of cash for investing activities during 2006, compared to $682.5 million in 2005, an increase of $1.06 billion. The increase was primarily due to our acquisitions of Myogen, Raylo and Corus for a total of $2.74 billion in 2006 as discussed above, as well as more cash provided from the purchases, sales and maturities of marketable securities activities during 2006 compared to 2005.

Capital expenditures made in 2007, 2006 and 2005 related primarily to the expansion of our manufacturing capabilities, upgrades to our facilities, as well as spending on computer and laboratory equipment to accommodate our business growth. In 2007, capital expenditures also included the construction of a new building at our Foster City, California headquarters. In 2006, capital expenditures also included the purchase of two buildings that we previously leased as well as construction costs of the new building at our Foster City, California headquarters. As of December 31, 2007, we had capital expenditure commitments of $17.7 million, and we expect to fulfill such commitments from funds generated from our operating cash flows.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities in 2007 was $267.4 million, primarily resulting from the $487.5 million used to repurchase our common stock under our stock repurchase programs, $99.0 million used to pay off all remaining amounts due on our term loan, partially offset by the proceeds from issuance of stock under employee stock plans of $243.3 million, as well as $76.3 million of excess tax benefits from stock option exercises.

Cash provided by financing activities in 2006 was $649.3 million, primarily resulting from the $587.6 million of net proceeds generated from the issuance of our Notes and related transactions. In addition, we received proceeds from the issuance of stock under employee stock plans of $167.9 million, as well as $95.3 million of excess tax benefits from employee stock option exercises. These cash inflows were partially offset by $201.0 million paid towards principal on our term loan during 2006.

Cash provided by financing activities in 2005 primarily related to proceeds from our $300.0 million term loan and proceeds from the issuance of stock under employee stock plans of $143.3 million.

Other Information

In December 2007, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation (GBIC), entered into an amended and restated credit agreement, which superseded the existing revolving credit agreement, with a syndicate of banks to increase the credit facility to $1.25 billion. The amended and restated credit agreement also includes a sub-facility for swing-line loans and letters of credit. Under the terms of the amended and restated credit agreement, we may borrow initially up to an aggregate of $1.25 billion in revolving credit loans. Loans under the amended and restated credit agreement bear interest at either (i) LIBOR plus a margin ranging from 20 basis points to 32 basis points or (ii) the base rate, as defined in the amended and restated credit agreement. We can prepay any outstanding borrowings at any time in whole or in part without penalty or premium, and any outstanding interest or principal would be due and payable in December 2012. In connection with the amended and restated credit agreement, we entered into a parent guaranty agreement under which we guaranteed the obligations of GBIC under the amended and restated credit agreement. We expect to use the proceeds of any loans under the amended and restated credit agreement for working capital requirements and general corporate purposes. As of December 31, 2007, we had a $1.5 million letter of credit outstanding under the amended and restated credit agreement.

In August 2007, as a result of a review of the terms under our existing corporate aircraft leases and upon consideration of the various alternatives available to us upon their expiration, we entered into agreements to purchase three aircraft to be constructed for delivery in 2010 and 2013. The aggregate purchase price under the purchase agreements was $94.2 million. As of December 31, 2007, we had made deposits totaling $4.7 million which has been recorded in other noncurrent assets on our Consolidated Balance Sheet. Future deposits due under the terms of the purchase agreements are as follows: $2.6 million in 2008, $21.2 million in 2009, $28.5 million in 2010, $4.1 million in 2011, $20.7 million in 2012, and $12.4 million in 2013. We have the option to terminate the purchase agreements, subject to a maximum payment of 7.5% of the fully-equipped price of the aircraft.

We believe that our existing capital resources, supplemented by cash generated from our operations, will be adequate to satisfy our capital needs for the foreseeable future. Our future capital requirements will depend on many factors, including but not limited to the following:

•	the commercial performance of our current and future products;

•	the progress and scope of our R&D efforts, including preclinical studies and clinical trials;

•	the cost, timing and outcome of regulatory reviews;

•	the expansion of our sales and marketing capabilities;

•	administrative expenses;

•	the possibility of acquiring additional manufacturing capabilities or office facilities;

•	the possibility of acquiring other companies or new products;

•	the establishment of additional collaborative relationships with other companies; and

•	costs associated with the defense, settlement and adverse results of litigation and government investigations.

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

Contractual Obligations

Our contractual obligations consist of debt obligations, capital and operating leases, as well as purchase obligations primarily in the form of capital commitments, purchase obligations for active pharmaceutical ingredients and inventory-related items and clinical trials contracts. The following table summarizes our significant enforceable and legally binding obligations, future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that they are cancelable as of December 31, 2007 (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Convertible senior notes(1)	$1,300,000	$—	$—	$650,000	$650,000
Capital lease obligations	621	286	259	76	—
Operating lease obligations	121,037	26,080	40,394	23,767	30,796
Capital commitments(2)	17,702	17,106	596	—	—
Purchase obligations(3)(5)	715,207	274,396	259,581	139,648	41,582
Clinical trials(4)	268,002	130,272	122,924	14,806	—

Total	$2,422,569	$448,140	$423,754	$828,297	$722,378

(1)	At December 31, 2007, we had outstanding principal of $1.30 billion on the Notes that we issued in April 2006.
(2)	At December 31, 2007, we had firm capital project commitments of approximately $17.7 million primarily relating to the expansion of certain aspects of our manufacturing capabilities and the upgrading of our facilities.
(3)	At December 31, 2007, we had firm purchase commitments related to active pharmaceutical ingredients and certain inventory-related activities. The amounts related to active pharmaceutical ingredients only represent minimum purchase requirements. Actual purchases are expected to significantly exceed these amounts.
(4)	At December 31, 2007, we had several clinical studies in various clinical trial phases. Our most significant clinical trial expenditures are to CROs. Although most of our contracts with CROs are cancelable, we generally have not cancelled such contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to, or termination of, existing contracts and anticipated or potential new contracts.
(5)	In addition to the above, we have committed to make potential future milestone payments to third parties as part of licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingencies have not been recorded on our Consolidated Balance Sheet and have not been included in the table above.
(6)	With respect to our total gross unrecognized tax benefit liabilities of $115.1 million as of December 31, 2007, we are unable to make a reasonably reliable estimate of the period of cash settlement, if any, with the respective taxing authorities. Such amounts were included in long-term income taxes payable on our Consolidated Balance Sheet, and have not been included in the table above.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, and requires the acquirer to disclose information it needs to evaluate and understand the financial effect of the business combination. As SFAS 141R is effective for business combination transactions for which the acquisition date is on or after December 15, 2008, we do not know whether SFAS 141R will have a material impact to our prospective Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect the adoption of SFAS 160 will have on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our operations include manufacturing and sales activities in the United States, Canada and Ireland as well as sales activities in countries outside the United States, including Europe and Australia. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, the most significant of which are the Euro, the British pound and the Australian dollar. When the U.S. dollar strengthens against these currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens against these currencies, the relative amounts of such sales increase. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business.

A significant percentage of our product sales are denominated in foreign currencies. We enter into foreign exchange forward contracts and foreign exchange option contracts to partially mitigate the impact of changes in currency exchange rates on cash flows from our sales denominated in foreign currencies. We also hedge a portion of our accounts receivable balances denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged.

In recent years, foreign currency exchange fluctuations have primarily had a positive impact to product sales and gross margin; however, the full impact of the foreign currency fluctuations have been moderated by our hedge program.

The following table summarizes the notional amounts, average currency exchange rates and fair values of our open foreign exchange forward and option contracts at December 31, 2007. All contracts have maturities of 18 months or less. Average rates are stated in terms of the amount of U.S. dollars per foreign currency. Fair values represent estimated settlement amounts at December 31, 2007 (notional amounts and fair values in U.S. dollars in thousands):

Foreign Exchange Forward Contracts
Currency	Notional Amount	Weighted Average Settlement Price	Fair Value
British Pound	$80,435	1.98	$(78)
Euro	979,683	1.43	(23,263)
Australian Dollar	43,555	0.85	(986)

Total	$1,103,673		$(24,327)

Foreign Exchange Option Contracts
Currency	Notional Amount	Weighted Average Strike Price	Fair Value

British Pound	$92,183	2.00	$4,124
Euro	397,457	1.39	7,585
Australian Dollar	21,097	0.86	1,116

Total	$510,737		$12,825

Total Foreign Exchange Forward and Option Contracts	$1,614,410		$(11,502)

The total notional amount of $1.61 billion and total fair value relating to our liabilities of $11.5 million on our open foreign exchange forward and option contracts at December 31, 2007 compares with a total notional amount of $1.12 billion and a total fair value relating to our liabilities of $7.1 million on our open foreign exchange forward contracts at December 31, 2006.

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

The following table summarizes the expected maturities and average interest rates of our interest-generating assets and interest-bearing liabilities at December 31, 2007 (dollars in thousands):

	Years ending December 31,						Total Fair Value at December 31, 2007
	2008	2009	2010	2011	2012	Thereafter
Assets
Available-for-sale debt securities	$750,740	$407,480	$251,277	$431,126	$143,225	$-	$1,983,848
Average interest rate	4.5%	4.1%	4.3%	4.1%	3.9%
Liabilities
Convertible senior notes(1)	$-	$-	$-	$650,000	$-	$650,000	$1,300,000
Average interest rate				0.5%		0.6%
Capital lease obligations, including current portion	$286	$159	$100	$57	$19	$-	$621
Average interest rate	7.2%	6.3%	5.3%	3.0%	3.0%

(1)	In April 2006, we issued $650.0 million principal amount of convertible senior notes due 2011 (2011 Notes) and $650.0 million principal amount of convertible senior notes due 2013 (2013 Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2011 Notes and 2013 Notes were issued at par and bear interest rates of 0.50% and 0.625%, respectively, and may be converted subject to certain circumstances.

Credit Risk

In February 2008, we began observing the failed auctions for auction rate securities whose underlying assets are comprised of student loans. As of December 31, 2007, we held approximately $157.7 million of auction rate securities within our available-for-sale long-term marketable securities of which $145.1 million were securities whose underlying assets were comprised of student loans. Our auction rate securities comprised approximately 5% of our total cash, cash equivalents and marketable securities as of December 31, 2007. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy. We believe that given our cash and marketable securities position, our expected operating cash flows as well as access to funds through our credit facility, we are able to hold the securities until there is a recovery in the auction market and the related securities, which may be at final maturity.

Our accounts receivable balance at December 31, 2007 was $795.1 million, compared to $609.3 million at December 31, 2006. The growth in our accounts receivable balances was primarily due to higher product sales of our HIV products in the United States and Europe. In certain countries where payments are typically slow, primarily Greece, Italy, Portugal and Spain, our aggregated accounts receivable balance was significant. In most cases, these slow payment practices reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the credit risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow-paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2007, our past due accounts receivable for Greece, Italy, Portugal and Spain totaled $286.3 million, of which $147.6 million was more than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable, and we believe that substantially all of our accounts receivable balances are collectible. We perform credit evaluations of our customers’ financial condition and generally have not required collateral.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page 78 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2007 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under Securities and Exchange (SEC) rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2007. The report on the audit of internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gilead Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Gilead Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Gilead Sciences, Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 25, 2008

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Nominees,” “Board Committees and Meetings”, “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our written Code of Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our website at http://www.gilead.com in the Investors section under “Corporate Governance.” Changes to or waivers of the Code of Ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Ethics by disclosing such information on the same website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Non-Employee Board Members.”

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Index list to Consolidated Financial Statements:

(2) Schedule II is included on page 128 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference:

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger, among Registrant, Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D., as Chairman of and on behalf of the Stockholder Representative Committee, dated April 12, 2006

+(2)	2.2	Stock Purchase Agreement, among Registrant, Degussa AG, Laporte Nederland BV and Raylo Chemicals Inc., dated June 6, 2006

(3)	2.3	Agreement and Plan of Merger, among Registrant, Mustang Merger Sub, Inc. and Myogen, Inc., dated October 1, 2006

(4)	3.1	Restated Certificate of Incorporation of the Registrant, as amended

(5)	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant

(6)	3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(5)	3.4	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.5	Amended and Restated Bylaws of the Registrant, as amended and restated on May 8, 2007

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3, Exhibit 3.4 and Exhibit 3.5

(8)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(9)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(10)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

Exhibit Footnote	Exhibit Number	Description of Document
(11)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006
(11)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(11)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

*(12)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(12)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(13)	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

*(12)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(12)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(7)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through May 9, 2007

*(14)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

*(14),(15)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(16)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(17)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(1)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

*(19)	10.12	NeXstar Pharmaceuticals, Inc.’s 1993 Incentive Stock Plan, adopted February 8, 1993, as amended

+(19)	10.13	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997

*(20)	10.14	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(20)	10.15	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(20)	10.16	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(21)	10.17	Licensing Agreement between Gilead Sciences Limited and Glaxo Group Limited, dated April 26, 2002

*(22)	10.18	Triangle Pharmaceuticals, Inc. 1996 Stock Incentive Plan

+(24)	10.19	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

Exhibit Footnote	Exhibit Number	Description of Document
+(23)	10.20	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(24)	10.21	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

+(25)	10.22	Master Clinical and Commercial Supply Agreement between Gilead Sciences Limited, Ltd., Registrant and Patheon Inc., dated January 1, 2003

+(25)	10.23	Licensing Agreement between Registrant and OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.), dated March 31, 2000 and amended on May 9, 2000, December 4, 2001 and April 12, 2002

(25)	10.24	Amendment No. 1 to Licensing Agreement between Eyetech Pharmaceuticals, Inc. and Registrant, dated May 9, 2000

(25)	10.25	Amendment No. 2 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated December 4, 2001

+(25)	10.26	Amendment No. 3 to Licensing Agreement between OSI Pharmaceuticals, Inc. (as successor to Eyetech Pharmaceuticals, Inc.) and Registrant, dated August 30, 2002

+(25)	10.27	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated April 26, 2002 between Glaxo Group Limited and Gilead Sciences Limited

+(26)	10.28	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(27)	10.29	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(27)	10.30	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(27)	10.31	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

*(28)	10.32	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(28)	10.33	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(28)	10.34	Gilead Sciences, Inc. Corporate Bonus Plan

+(29)	10.35	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(29)	10.36	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(30)	10.37	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(5)	10.38	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

(2)	10.39	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(2)	10.40	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

Exhibit Footnote	Exhibit Number	Description of Document
(2)	10.41	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(2)	10.42	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

+(2)	10.43	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(31)	10.44	Corus Pharma, Inc. 2001 Stock Plan

*(31)	10.45	Form of Corus Pharma, Inc. 2001 Stock Plan Stock Option Agreement

*(1)	10.46	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

(1)	10.47	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(1)	10.48	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

*(13)	10.49	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(32)	10.50	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(32)	10.51	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(33)	10.52	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

+(34)	10.53	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd. dated May 10, 2007

*(35)	10.54	Form of Restricted Stock Unit Issuance Agreement of the Company

(36)	10.55	Credit Agreement, dated as of December 18, 2007, among Registrant, Gilead Biopharmacentics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(36)	10.56	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

*(37)	10.57	2008 Base Salaries for the Named Executive Officers

*	10.58	Offer Letter dated October 4, 2007 between Registrant and Caroline Dorsa

*	10.59	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through October 22, 2007

*	10.60	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2008

*	10.61	Gilead Sciences, Inc. Severance Plan, as amended and restated effective January 1, 2008

+	10.62	Commercialization Agreement dated December 10, 2007, by and between Gilead Sciences Limited and Bristol-Myers Squibb Company

*	10.63	Form of employee stock option agreement used under 2004 Equity Incentive Plan (revised in January 2008)

Exhibit Footnote	Exhibit Number		Description of Document
*	10.64		Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants; revised in January 2008)

*	10.65		Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants; revised in January 2008)

	21.1		Subsidiaries of Registrant

	23.1		Consent of Independent Registered Public Accounting Firm

	24.1		Power of Attorney, Reference is made to Signature Page

	31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2		Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32	**	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-117480) filed on July 19, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(18)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
(19)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102911) filed on January 31, 2003, and incorporated herein by reference.
(23)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(24)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-136814) filed on August 22, 2006, and incorporated herein by reference.
(32)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(33)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(37)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 5, 2008, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

GILEAD SCIENCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 Gilead Sciences, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 25, 2008

GILEAD SCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$968,086	$816,007
Short-term marketable securities	203,892	120,844
Accounts receivable, net of allowances of $72,217 at December 31, 2007 and $51,000 at December 31, 2006	795,127	609,320
Inventories	599,966	564,145
Deferred tax assets	152,533	245,916
Prepaid taxes	216,909	1,812
Prepaid expenses	56,537	48,299
Other current assets	35,242	22,863

Total current assets	3,028,292	2,429,206
Property, plant and equipment, net	447,696	361,299
Noncurrent portion of prepaid royalties	290,742	317,743
Noncurrent deferred tax assets	297,359	302,539
Long-term marketable securities	1,550,444	452,715
Other noncurrent assets	220,183	222,479

Total assets	$5,834,716	$4,085,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$290,333	$367,029
Accrued compensation and employee benefits	90,553	75,659
Income taxes payable	—	26,654
Other accrued liabilities	324,356	258,410
Deferred revenues	30,747	17,777
Current portion of other long-term obligations	286	18,747

Total current liabilities	736,275	764,276
Long-term deferred revenues	61,316	61,049
Convertible senior notes	1,300,000	1,300,000
Long-term income taxes payable	125,232	—
Other long-term obligations	11,604	91,847
Minority interest	140,299	53,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 1,400,000 shares authorized; 932,484 and 922,245 shares issued and outstanding at December 31, 2007 and 2006, respectively	932	922
Additional paid-in capital	3,214,341	2,703,938
Accumulated other comprehensive income (loss)	(4,363)	2,221
Retained earnings (accumulated deficit)	249,080	(891,363)

Total stockholders’ equity	3,459,990	1,815,718

Total liabilities and stockholders’ equity	$5,834,716	$4,085,981

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenues:
Product sales	$3,733,109	$2,588,197	$1,809,299
Royalty revenues	468,155	416,526	196,873
Contract and other revenues	28,781	21,416	22,228

Total revenues	4,230,045	3,026,139	2,028,400

Costs and expenses:
Cost of goods sold	768,771	433,320	260,326
Research and development	591,026	383,861	277,724
Selling, general and administrative	705,741	573,660	381,283
Purchased in-process research and development	—	2,394,051	—

Total costs and expenses	2,065,538	3,784,892	919,333

Income (loss) from operations	2,164,507	(758,753)	1,109,067
Interest and other income, net	109,823	134,642	49,172
Interest expense	(13,100)	(20,362)	(442)
Minority interest	9,108	6,266	3,995

Income (loss) before provision for income taxes	2,270,338	(638,207)	1,161,792
Provision for income taxes	655,040	551,750	347,878

Net income (loss)	$1,615,298	$(1,189,957)	$813,914

Net income (loss) per share—basic	$1.74	$(1.30)	$0.90

Shares used in per share calculation—basic	929,133	918,212	908,677

Net income (loss) per share—diluted	$1.68	$(1.30)	$0.86

Shares used in per share calculation—diluted	964,356	918,212	948,569

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	897,644	$898	$1,893,477	$(18,692)	$(539)	$(4,272)	$1,870,872
Net income	—	—	—	—	—	813,914	813,914
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(889)	—	—	(889)
Foreign currency translation adjustment	—	—	—	(1,109)	—	—	(1,109)
Unrealized gain on cash flow hedges, net of tax	—	—	—	32,268	—	—	32,268

Comprehensive income							844,184

Issuances under employee stock purchase plan	944	1	13,502	—	—	—	13,503
Stock option exercises, net	20,853	21	129,759	—	—	—	129,780
Tax benefits from employee stock plans	—	—	168,470	—	—	—	168,470
Amortization of deferred stock compensation	—	—	(56)	—	409	—	353
Compensatory stock transactions	12	—	616	—	—	—	616

Balance at December 31, 2005	919,453	920	2,205,768	11,578	(130)	809,642	3,027,778
Net loss	—	—	—	—	—	(1,189,957)	(1,189,957)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	8,141	—	—	8,141
Foreign currency translation adjustment	—	—	—	3,621	—	—	3,621
Unrealized loss on cash flow hedges, net of tax	—	—	—	(21,119)	—	—	(21,119)

Comprehensive loss							(1,199,314)

Issuances under employee stock purchase plan	968	1	17,503	—	—	—	17,504
Stock option exercises, net	18,496	18	150,369	—	—	—	150,387
Tax benefits from employee stock plans	—	—	127,580	—	—	—	127,580
Reversal of deferred stock compensation	—	—	(130)	—	130	—	—
Compensatory stock transactions	62	—	136,199	—	—	—	136,199
Assumption of stock options in connection with acquisitions	—	—	95,282	—	—	—	95,282
Purchase of convertible note hedges	—	—	(379,145)	—	—	—	(379,145)
Sale of warrants	—	—	235,495	—	—	—	235,495
Deferred tax assets on convertible note hedges	—	—	148,894	—	—	—	148,894
Repurchases of common stock	(16,734)	(17)	(33,877)	—	—	(511,048)	(544,942)

Balance at December 31, 2006	922,245	922	2,703,938	2,221	—	(891,363)	1,815,718
Adoption of FIN 48, Accounting for Uncertainty in Income Taxes	—	—	—	—	—	(14,075)	(14,075)
Net income	—	—	—	—	—	1,615,298	1,615,298
Unrealized gain on available-for-sale securities, net of tax	—	—	—	3,636	—	—	3,636
Foreign currency translation adjustment	—	—	—	1,572	—	—	1,572
Unrealized loss on cash flow hedges, net of tax	—	—	—	(11,792)	—	—	(11,792)

Comprehensive income							1,608,714

Issuances under employee stock purchase plan	913	1	23,651	—	—	—	23,652
Stock option exercises, net	21,229	21	219,754	—	—	—	219,775
Tax benefits from employee stock plans	—	—	110,678	—	—	—	110,678
Compensatory stock transactions	31	—	183,162	—	—	—	183,162
Repurchases of common stock	(11,934)	(12)	(26,842)	—	—	(460,780)	(487,634)

Balance at December 31, 2007	932,484	$932	$3,214,341	$(4,363)	$—	$249,080	$3,459,990

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$1,615,298	$(1,189,957)	$813,914
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36,888	27,620	25,285
Amortization	14,391	19,664	10,492
Purchased in-process research and development	—	2,394,051	—
Stock-based compensation expense	184,605	133,826	969
Excess tax benefits from stock-based compensation	(76,276)	(95,259)	—
Tax benefits from employee stock plans	110,678	127,580	168,470
Deferred income taxes	133,069	(9,220)	(53,239)
Other non-cash transactions	(17,190)	34,901	(9,172)
Changes in operating assets and liabilities:
Accounts receivable, net	(138,034)	(184,370)	13,753
Inventories	(34,619)	(358,184)	(81,923)
Prepaid expenses and other assets	(252,489)	19,028	(364,978)
Accounts payable	(77,549)	263,965	23,356
Income taxes payable	76,986	(69,085)	87,041
Accrued liabilities	80,087	38,698	69,550
Deferred revenues	13,237	3,779	(206)
Minority interest	96,316	61,022	2,330

Net cash provided by operating activities	1,765,398	1,218,059	705,642

Investing activities:
Purchases of marketable securities	(3,502,119)	(2,600,831)	(2,225,980)
Proceeds from sales of marketable securities	2,134,348	3,254,059	1,139,437
Proceeds from maturities of marketable securities	195,395	457,470	452,016
Acquisitions, net of cash acquired	(46,443)	(2,736,172)	—
Purchases of non-marketable equity securities	(5,000)	(8,652)	—
Capital expenditures and other	(78,648)	(105,208)	(47,951)

Net cash used in investing activities	(1,302,467)	(1,739,334)	(682,478)

Financing activities:
Proceeds from issuances of common stock	243,427	167,891	143,283
Proceeds from term loan, net of issuance costs	—	—	298,816
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,276,242	—
Proceeds from sale of warrants	—	235,495	—
Purchases of convertible note hedges	—	(379,145)	—
Repurchases of common stock	(487,543)	(544,942)	—
Repayments of long-term debt and other obligations	(99,459)	(201,539)	(203)
Excess tax benefits from stock-based compensation	76,276	95,259	—

Net cash provided by (used in) financing activities	(267,299)	649,261	441,896

Effect of exchange rate changes on cash	(43,553)	(19,892)	(38,056)

Net change in cash and cash equivalents	152,079	108,094	427,004
Cash and cash equivalents at beginning of period	816,007	707,913	280,909

Cash and cash equivalents at end of period	$968,086	$816,007	$707,913

Supplemental disclosure of cash flow information:
Interest paid	$7,480	$15,710	$108
Income taxes paid	$565,156	$489,660	$151,364

Non-cash investing and financing activities:
Reclassification of Achillion equity investment from other noncurrent assets to marketable securities upon Achillion’s initial public offering	$—	$12,617	$—

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Gilead Sciences, Inc. (Gilead, we, us or our), incorporated in Delaware on June 22, 1987, is a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life-threatening diseases worldwide. Headquartered in Foster City, California, we have marketing operations in North America, Europe and Australia. To date, we have focused our efforts on bringing novel therapeutics for the treatment of life-threatening diseases to market. In 2006, we expanded our research, development and commercial focus to include respiratory and cardiovascular diseases through the acquisition of Myogen, Inc. (Myogen) and Corus Pharma, Inc. (Corus). Currently, we market Truvada (emtricitabine and tenofovir disoproxil fumarate), Atripla (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread (tenofovir disoproxil fumarate) and Emtriva (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera (adefovir dipivoxil) for the treatment of chronic hepatitis B infection; AmBisome (amphotericin B liposome for injection) for the treatment of fungal infection, Letairis (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH), Vistide (cidofovir injection) for the treatment of cytomegalovirus (CMV) infection and Flolan (epoprostenol sodium) for the treatment of pulmonary hypertension. F. Hoffman-La Roche Ltd (together with Hoffman-La Roche Inc., Roche) markets Tamiflu (oseltamivir phosphate) for the treatment of influenza, under a royalty paying collaborative agreement with us. We manufacture Macugen (pegaptamib sodium for injection) under our manufacturing agreement with OSI Pharmaceuticals, Inc. (OSI), who sells Macugen for the treatment of neovascular age-related macular degeneration, under a royalty paying collaborative agreement with us.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Gilead, its wholly-owned subsidiaries and our joint ventures with Bristol-Myers Squibb Company (BMS), for which we are the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). We record a minority interest in our Consolidated Financial Statements to reflect BMS’s interest in the joint ventures. Significant intercompany transactions have been eliminated. The Consolidated Financial Statements also include the results of companies acquired by us from the date of each acquisition.

On June 22, 2007, we completed a two-for-one stock split in the form of a stock dividend to stockholders of record as of May 24, 2007. Accordingly, all share and per share amounts for all periods presented in these Consolidated Financial Statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split.

Significant Accounting Policies, Estimates and Judgments

The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, prepaid royalties, clinical trial accruals, our tax provision and stock-based compensation. We base our estimates on historical experience and on various other market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

Items Deducted from Gross Product Sales

Government Rebates

We estimate amounts payable by us to government-managed Medicaid programs as well as to certain other qualifying federal, state and foreign government programs based on contractual terms, historical utilization rates, any new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and, for our U.S. product sales, the channel inventory data as obtained from our major U.S. wholesalers in accordance with our inventory management agreements. Government rebates that are invoiced directly to us are recorded in other accrued liabilities in our Consolidated Balance Sheets. For qualified programs that can purchase our products through wholesalers at a lower contractual government price, the wholesalers charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable.

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

Product Returns

We do not provide our customers with a general right of product return but permit returns if the product is damaged or defective when received by the customer, or in the case of product sold in the Unites States, if the product has expired. We will accept product returns in the United States that have expired for one year after their expiration. Our estimates for expected returns of expired products are based primarily on an on-going analysis of historical return patterns.

Royalty Revenues

Royalty revenue from sales of AmBisome is recognized in the month following the month in which the corresponding sales occur. Royalty revenues from sales of our other products is generally recognized when received, which is generally in the quarter following the quarter in which the corresponding sales occur.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract and Other Revenues

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

Revenue from non-refundable up-front license fees and milestone payments where we continue to have obligations, such as through a development collaboration or an obligation to supply product, is recognized as performance occurs and our obligations are completed. In accordance with the specific terms of Gilead’s obligations under these types of arrangements, revenue is recognized as the obligation is fulfilled or ratably over the development or manufacturing period. Revenue associated with substantive at-risk milestones is recognized based upon the achievement of the milestones as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue on our Consolidated Balance Sheets.

Contract and other revenues include net revenue from product distribution services, which is recognized when there is persuasive evidence an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable, and collectibility is reasonably assured. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we record product distribution services revenue, net of the supply price paid to the manufacturer/licensor, distribution fees paid to specialty pharmacies and allowances for product returns, cash discounts and government rebates, in contract and other revenues in our Consolidated Statements of Operations.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of goods sold in our Consolidated Statements of Operations.

Research and Development Expenses

Major components of R&D expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations (CROs), materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities related costs. Our R&D activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1, 2, 3 and 4 clinical trials. Pharmaceutical development costs consist of expenses incurred in connection with product formulation and chemical analysis.

We charge R&D costs, including clinical study costs, to expense when incurred, consistent with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs. Clinical study costs are a significant component of R&D expenses. Most of our clinical studies are performed by third-party CROs. We accrue costs for clinical studies performed by CROs on a straight-line basis over the service periods specified in the contracts and adjust our estimates, if required, based upon our on-going review of the level of effort and costs actually incurred by the CRO. We monitor levels of performance under each significant contract including the extent of patient enrollment and other activities through communications with our CROs, and we adjust our estimates, if required, on a quarterly basis so that our expenses reflect the actual effort expended by each CRO.

All of our material CRO contracts are terminable by us upon written notice and we are generally only liable for actual effort expended by the CRO and certain non-cancelable expense incurred at any point of termination.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts paid in advance related to incomplete services will be refunded if a contract is terminated. Some contracts include additional termination payments that become due and payable if we terminate the contract. Such additional termination payments are only recorded if a contract is terminated.

Advertising Expenses

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $81.1 million in 2007, $67.3 million in 2006 and $50.5 million in 2005.

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

The Notes are considered to be Instrument C securities as defined by EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (EITF 90-19); therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation. The potential dilutive shares of our common stock resulting from the assumed settlement of the conversion spread of the Notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average share price of our common stock during the period exceeds $38.75 and $38.10 for the 2011 Notes and 2013 Notes, respectively. The average share price of our common stock during the year ended December 31, 2007 exceeded the conversion prices of the Notes while average share price of our common stock during the year ended December 31, 2006 did not exceed either of the respective conversion prices of the Notes.

Warrants to purchase 33.8 million and 23.3 million weighted-average shares of our common stock were outstanding during the years ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings (loss) per share because the warrants’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

Stock options to purchase approximately 15.5 million and 1.6 million weighted-average shares of our common stock were outstanding during the years ended December 31, 2007 and 2005, respectively, but were not included in the computation of diluted earnings (loss) per share because the options’ exercise prices were greater than the average market price of our common stock during this period; therefore, their effect was antidilutive. Due to our net loss for 2006, approximately 38.4 million weighted-average number of outstanding stock options and other common stock equivalents were not included in the computation of diluted net loss per share because their inclusion would have been antidilutive.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share (in thousands):

	Year ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$1,615,298	$(1,189,957)	$813,914

Denominator:
Weighted-average shares of common stock outstanding used in calculation of basic earnings (loss) per share	929,133	918,212	908,677
Effect of dilutive securities:
Stock options and equivalents	34,235	—	39,892
Conversion spread related to convertible senior notes	988	—	—

Weighted-average shares of common stock outstanding used in calculation of diluted earnings (loss) per share	964,356	918,212	948,569

Stock-Based Compensation

Prior to 2006, in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for our employee stock-based plans. Under APB 25, if the exercise price of our employee and director stock options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized in our Consolidated Statements of Operations.

On January 1, 2006, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires that all share-based payments to employees and directors, including grants of stock options, be recognized in the Consolidated Statements of Operations based on their fair values. SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported in the Consolidated Statements of Cash Flows as a financing cash flow, rather than as an operating cash flow. We applied the modified prospective method, one of the adoption methods permitted under SFAS 123R, which requires that compensation expense be recorded for the vesting of all nonvested stock options and other stock-based awards at the beginning of the first quarter of adoption of SFAS 123R. In accordance with the modified prospective method, no prior period amounts were restated to reflect our adoption of SFAS 123R. In addition, we calculated our pool of excess tax benefits available within additional paid-in capital (APIC) in accordance with the provisions SFAS 123R.

Cash and Cash Equivalents

We consider highly liquid investments with insignificant interest rate risk and an original maturity of three months or less on the purchase date to be cash equivalents. We may enter into overnight repurchase agreements (repos) under which we purchase securities with an obligation to resell them the following day. Securities purchased under agreements to resell are recorded at face value and reported as cash and cash equivalents. Under our investment policy, we may enter into repos with major banks and authorized dealers provided that such repos are collateralized by U.S. government securities with a fair value of at least 102% of the

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of securities sold to us. Other eligible instruments under our investment policy that are included in cash equivalents include commercial paper, money market funds and other bank obligations.

Marketable and Nonmarketable Securities

We determine the appropriate classification of our marketable securities, which consist primarily of debt securities and which include auction rate securities and variable rate demand obligations, at the time of purchase and reevaluate such designation at each balance sheet date. All of our marketable securities are considered as available-for-sale and carried at estimated fair values and reported in either cash equivalents, short-term marketable securities or long-term marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders’ equity. Interest and other income, net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, as well as the severity and duration of the unrealized losses. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss in the amount of such decline.

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

We are also subject to credit risk from our accounts receivable related to product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. In certain countries where payments are typically slow, primarily Greece, Italy, Portugal and Spain, our aggregated accounts receivable balances are significant. In most cases, slow payment practices in these countries reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in countries that tend to be relatively slow paying have in the past increased, and in the future may further increase, the average length of time that accounts receivable are outstanding. At December 31, 2007, our past due accounts receivable for Greece, Italy, Portugal and Spain totaled $286.3 million, of which $147.6 million was more than 120 days past due. At December 31, 2006, our past due accounts receivable for the same countries totaled $234.3 million, of which $124.5 million was more than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and believe that all of our past due accounts receivable, net of allowances, as reflected in our Consolidated Balance Sheets, are collectible. We perform credit evaluations of our customers’ financial condition and generally have not required collateral.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the raw materials that we utilize in our operations are obtained through single suppliers. Many of the raw materials that we utilize in our operations are made at only one facility. Since the suppliers of key components and raw materials must be named in the new drug application (NDA) filed with the U.S. Food and Drug Administration (FDA) for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship our products or to supply any of our drug candidates for clinical trials.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for wholesaler chargebacks for government rebates, cash discounts for prompt payment, doubtful accounts and sales returns. Estimates for wholesaler chargebacks for government rebates, cash discounts and sales returns are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs. Estimates for our allowance for doubtful accounts is determined based on existing contractual obligations, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Historically, the amounts of uncollectible accounts receivable that have been written off have been insignificant and consistent with management’s expectations.

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

Prepaid Royalties

Prepaid royalties are capitalized at cost which initially is equivalent to the present value of the future royalty obligation that we would expect to pay to the licensor on expected levels of product sales incorporating the related technology. We review quarterly our expected future sales levels of our products and any indicators that might require a write-down in the net recoverable value or a change in the estimated life of the prepaid royalty. We amortize our prepaid royalties to cost of goods sold over the remaining life of the underlying patent based on an effective royalty rate derived from forecasted future product sales incorporating the related technology. We review our effective royalty rate at least annually and prospectively adjust the effective rate based on any significant new facts or circumstances that may arise from our review.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Repairs and maintenance costs are expensed as incurred. Estimated useful lives in years are as follows:

Description	Estimated Useful Life
Buildings and improvements	20-35
Laboratory and manufacturing equipment	4-10
Office and computer equipment	3-7
Leasehold improvements	Shorter of useful life or lease term

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Office and computer equipment includes capitalized software. All of our capitalized software is purchased; we have no internally developed software. As of December 31, 2007, we had unamortized capitalized software costs of $12.7 million on our Consolidated Balance Sheet, and we amortized $5.4 million of capitalized software costs in 2007. Leasehold improvements and capitalized leased equipment are amortized over the shorter of the lease term or the asset’s useful life. Amortization of capitalized leased equipment is included in depreciation expense. Capitalized interest, if any, on construction in-progress is included in property, plant and equipment. Interest of $0.4 million and $0.5 million was capitalized in 2007 and 2006, respectively, and no significant interest was capitalized in 2005.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is not amortized but is required to be tested annually for impairment. We test goodwill for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount, in accordance with SFAS 142.

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

Should there be an indication of impairment, we will test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition to the carrying amount of the asset or asset group. In estimating these future cash flows, assets and liabilities are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other such groups. If the undiscounted future cash flows are less than the carrying amount of the asset or asset group, an impairment loss, measured as the excess of the carrying value of the asset or asset group over its estimated fair value, will be recognized. The cash flow estimates used in such calculations are based on management’s best estimates, using appropriate and customary assumptions and projections at the time.

Foreign Currency Translation, Transactions and Contracts

Adjustments resulting from translating the financial statements of our foreign subsidiaries into U.S. dollars are excluded from the determination of net income (loss) and are accumulated in a separate component of stockholders’ equity. Net foreign exchange transaction gains or losses are included in interest and other income, net, in our Consolidated Statements of Operations. Net transaction gains totaled $11.4 million, $17.3 million and $2.0 million in 2007, 2006 and 2005, respectively.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We hedge certain of our foreign currency exposures related to outstanding trade accounts receivable and forecasted product sales with foreign exchange forward contracts and foreign exchange option contracts. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged. Our exposure to credit risk from these contracts is a function of changes in interest and currency exchange rates and, therefore, varies over time. We limit the risk that counterparties to these contracts may be unable to perform by transacting only with major banks. We also limit risk of loss by entering into contracts that provide for net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized and unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into speculative foreign currency transactions. We do not hedge our net investment in any of our foreign subsidiaries.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, certain other noncurrent assets, foreign exchange forward and option contracts, accounts payable, long-term debt and other long-term obligations. Cash and cash equivalents, marketable securities (see Note 6), and foreign exchange contracts that hedge accounts receivable (see above and Note 2) are reported at their respective fair values on the balance sheet. Foreign exchange contracts that hedge forecasted sales are recorded at fair value, net of the related deferred gain or loss, resulting in a reported net balance of zero. The remaining financial instruments are reported on our Consolidated Balance Sheets at amounts that approximate current fair values.

Income Taxes

Our income tax provision is computed under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based payments, mergers and acquisitions, future levels of R&D spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and finalization of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our net income.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of our adoption of FIN 48, we increased our liability for unrecognized tax benefits by $14.1 million with a corresponding charge to the opening balance of accumulated deficit, as permitted under FIN 48. In addition, we reclassified $68.4 million of unrecognized tax benefits from short-term income taxes payable and noncurrent deferred tax assets to long-term income taxes payable. As of the date of adoption, we had total federal, state and foreign unrecognized tax benefits of $86.2 million recorded primarily in long-term income

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes payable on our Consolidated Balance Sheet, including accrued liabilities related to interest of $4.0 million. Of the total unrecognized tax benefits, $78.0 million, if recognized, would have reduced our effective tax rate in the period of recognition. As permitted under the provisions of FIN 48, we will continue to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, and requires the acquirer to disclose information it needs to evaluate and understand the financial effect of the business combination. As SFAS 141R is effective for business combination transactions for which the acquisition date is on or after December 15, 2008, we do not know whether SFAS 141R will have a material impact to our prospective Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes additional reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect the adoption of SFAS 160 will have on our Consolidated Financial Statements.

2.	DERIVATIVE FINANCIAL INSTRUMENTS

All derivatives are recognized as either assets or liabilities measured at fair value, based on quoted market prices. We enter into foreign currency forward and option contracts to hedge against changes in the fair value of certain monetary assets and liabilities denominated in a non-functional currency. We record changes in the fair value of such instruments in interest and other income, net, as these derivative instruments are not designated as hedges under SFAS Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities, (collectively referred to as SFAS 133).

We enter into foreign currency forward and option contracts, all with maturities of 18 months or less, to hedge a percentage of our future cash flows related to forecasted product sales in foreign currencies. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. Hedges related to forecasted foreign currency product sales designated and documented at the inception of the respective hedge are designated as cash flow hedges under SFAS 133 and evaluated for effectiveness quarterly. At the inception of a hedging relationship and on a quarterly basis, we perform a regression analysis using the change in cash flow of the underlying contract and regressing it against the change in cash flow of the hedge instrument (excluding time value) to assess effectiveness of the hedging relationship. We assess hedge effectiveness on a retrospective basis using a dollar-offset approach monthly. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in interest and other income, net. For 2007, 2006 and 2005 we excluded gains of $4.0 million, $8.6 million and $2.6 million from our assessment of hedge effectiveness, respectively. The effective component of the hedge is recorded in

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated other comprehensive income (loss) as an unrealized gain or loss on the hedging instrument (see Note 15). When the hedged forecasted transactions occur, the hedges are de-designated and the unrealized gains and losses are reclassified into earnings at that time. Substantially all values reported in accumulated other comprehensive income (loss) at December 31, 2007 will be reclassified to earnings within 12 months. At December 31, 2007 and 2006, we had net unrealized losses of $27.2 million and $15.4 million, respectively, on our open foreign exchange contracts. Gains or losses on cash flow hedges recorded in product sales increased (decreased) product sales by $(44.0) million, $(15.6) million and $0.6 million in 2007, 2006 and 2005, respectively.

Any residual changes in fair value of the instruments (including those resulting from the cancellation or de-designation of hedge contracts) or other ineffectiveness are recognized immediately in interest and other income, net. The impact of the hedge ineffectiveness during 2007, 2006 and 2005 was not significant to our Consolidated Statements of Operations.

We had notional amounts on foreign exchange forward and option contracts outstanding of $1.61 billion at December 31, 2007 and $1.12 billion at December 31, 2006. We had a liability fair value of $11.5 million and $7.1 million at December 31, 2007 and 2006, respectively.

3.	ACQUISITIONS

Nycomed Limited

On September 6, 2007, we completed the acquisition of Nycomed Limited (Nycomed), a wholly-owned Irish subsidiary of Germany-based pharmaceutical company, Nycomed GmbH. The Nycomed facility, located in Cork, Ireland, conducted manufacturing and tableting operations for Nycomed GmbH. We transferred certain of our operations from our Dublin, Ireland area site to this facility and utilize the site primarily for solid dose tablet manufacturing of existing and future products, as well as product packaging activities. The Nycomed acquisition has been accounted for as a business combination in accordance with SFAS No. 141, Business Combinations (SFAS 141). The results of operations of Nycomed since the completion of the acquisition on September 6, 2007 have been included in our Consolidated Statement of Operations.

The aggregate purchase price for all of Nycomed’s common stock was $48.3 million, which consisted of cash paid at closing of $46.6 million, estimated direct transaction costs of $1.0 million and employee-related severance costs of $0.7 million. Employee-related severance costs were included as part of the purchase price, as we established a workforce reduction plan as part of the acquisition transaction in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). The purchase price was allocated primarily to property, plant and equipment of $48.5 million with the remaining balance allocated to net working capital at September 6, 2007.

We do not consider the Nycomed acquisition to be a material business combination under SFAS 141 and therefore have not disclosed the pro forma results of operations as required by SFAS 141 for material business combinations.

In connection with the transfer of certain operations from our Dublin, Ireland area site to the Cork facility, we finalized our personnel plan with respect to Dublin employees and met the criteria for recognizing one-time termination benefits under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in the fourth quarter of 2007. Estimated termination benefits totaled approximately $3.2 million as of December 31, 2007. We are also providing relocation and retention benefits totaling approximately $0.6 million and $1.0 million, respectively, to employees targeted for relocation to the Cork facility or being retained to provide service to us for a certain period of time.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Myogen, Inc.

On November 17, 2006, we completed the acquisition of all of the outstanding shares of common stock of Myogen via a cash tender offer, under the terms of an agreement and plan of merger entered into on October 1, 2006. Myogen was a publicly-held biopharmaceutical company based in Westminster, Colorado that focused on the discovery, development and commercialization of small molecule therapeutics for the treatment of cardiovascular disorders. Myogen had two product candidates in late-stage clinical development: ambrisentan for the treatment of patients with pulmonary arterial hypertension (PAH) and darusentan for the treatment of patients with resistant hypertension. The acquisition provided us with an opportunity to expand into the cardiovascular therapeutic area.

The Myogen acquisition was accounted for as a business combination in accordance with SFAS 141. The results of operations of Myogen since November 17, 2006 have been included in our Consolidated Statements of Operations.

The aggregate purchase price for all of Myogen’s common stock was $2.42 billion, and consisted of cash paid at or prior to closing of $2.34 billion; the fair value of vested stock options assumed of $85.5 million; direct transaction costs of $13.1 million, which consisted primarily of investment banking fees; employee-related severance costs of $4.0 million; and a reduction to income taxes payable of $23.6 million which resulted primarily from the exercise in 2007 of stock options assumed from Myogen that were vested as of the acquisition date. This reduction to income taxes payable resulted in a decrease to the aggregate purchase price. Employee-related severance costs were included as part of the purchase price, as we established a workforce reduction plan as part of the acquisition transaction in accordance with EITF 95-3.

In accordance with the merger agreement that we entered into with Myogen, the conversion value of each stock option assumed was determined based on the exercise price of each option to purchase shares of common stock of Myogen and the average closing price of our common stock for the five consecutive trading days immediately preceding (but not including) the tender offer acceptance date of November 14, 2006, which was $34.02 per share. The estimated fair value of stock options assumed was determined using an average price of $34.02 per share, which approximated the price that would have resulted from averaging the closing price of our common stock from two trading days before to two trading days after the acceptance date in accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The fair value of stock options assumed was calculated using a Black-Scholes valuation model with the following assumptions: expected life ranging from 1.2 to 3.7 years, risk-free interest rate ranging from 4.7% to 5.0%, expected volatility ranging from 30.4% to 35.5% and no dividend yield. The fair value of the as-converted Gilead stock options did not exceed the fair value of the Myogen stock options immediately prior to the exchange.

Approximately 2.8 million of the 5.8 million as-converted shares subject to outstanding Myogen stock options were fully vested as of the acquisition date. The estimated fair value of vested options of $85.5 million was included in the purchase price. The estimated fair value of the unvested options of $59.5 million was not included in the purchase price and is being recognized as stock-based compensation expense over the remaining future vesting period of the options.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the purchase price allocation at November 17, 2006 (in thousands):

Cash and cash equivalents	$84,385
Short-term marketable securities	63,268
Accounts receivable, net	8,876
Prepaid expenses	7,114
Other assets	5,941
Accounts payable	(30,177)
Deferred revenue	(23,970)
Other liabilities	(5,443)

Net tangible assets	109,994
Deferred tax assets	180,827
Purchased in-process research and development	2,058,500
Goodwill	70,939

Total purchase price	$2,420,260

The $24.0 million of deferred revenue reflected the fair value of deferred revenue for which we have legal performance obligations, in accordance with EITF Issue No. 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree. The $180.8 million of deferred tax assets was primarily related to federal net operating loss and tax credit carryforwards and certain state amortizations. We concluded that, based on the standard set forth in SFAS 109, it is more likely than not that we will realize the benefits from these deferred tax assets. Because we elected to treat the Myogen acquisition as an asset acquisition for California state tax purposes, the purchased in-process research and development (IPR&D) and goodwill resulting from the acquisition are deductible for California state income tax purposes, although such amounts are not deductible for federal income tax purposes.

The estimated fair value of purchased IPR&D of $2.06 billion was determined by our management. The purchased IPR&D represents Myogen’s incomplete R&D programs that had not yet reached technological feasibility and had no alternative future uses as of the acquisition date and, therefore, was expensed upon acquisition within our Consolidated Statement of Operations. A summary of these programs at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Ambrisentan	An orally active, non-sulfonamide, propanoic acid-class, endothelin receptor antagonist (ERA) for the treatment of PAH.	Phase 3 clinical trials were completed prior to the acquisition date. We filed an NDA with the FDA in December 2006 and, in June 2007, the FDA approved Letairis (ambrisentan) for the treatment of PAH in the United States. Additionally, in March 2007, the European Medicines Evaluation Agency (EMEA) validated the marketing authorization application for ambrisentan for the treatment of PAH, filed by our collaboration partner, GlaxoSmithKline, Inc. (GSK). In February 2008, ambrisentan received a positive opinion from the European Committee for Human Medicinal Products for the treatment of PAH and will be marketed under the name Volibris by GSK upon approval.	$1,413.7

Darusentan	An orally active ETA-selective ERA for the treatment of resistant hypertension.	In Phase 3 clinical development as of the acquisition date and is currently still in Phase 3 clinical development.	$644.5

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value of the purchased IPR&D using a present value discount rate of 14%, which is based on the estimated internal rate of return for Myogen’s operations, is comparable to the estimated weighted average cost of capital for companies with Myogen’s profile, and represents the rate that market participants would use to value the purchased IPR&D. We compensated for the differing phases of development of ambrisentan and darusentan by probability-adjusting our estimation of the expected future cash flows associated with each program. We then determined at that time the present value of the expected future cash flows using the discount rate of 14%. The projected cash flows from the ambrisentan and darusentan programs were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the development and approval of the related product candidates; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets.

The remaining efforts for completing the darusentan IPR&D program primarily consist of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that darusentan for the treatment of resistant hypertension will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. Darusentan may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of darusentan if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of this project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

The excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed was $70.9 million, which represented the goodwill amount resulting from the Myogen acquisition. We recorded the goodwill as a noncurrent asset in our Consolidated Balance Sheet as of the acquisition date. In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

Raylo Chemicals Inc.

On November 3, 2006, we completed the acquisition of all of the outstanding shares of common stock of Raylo Chemicals Inc. (Raylo), a wholly-owned subsidiary of Germany-based specialty chemicals company Degussa AG. Located in Edmonton, Canada, Raylo’s operations encompassed custom manufacturing of active pharmaceutical ingredients and advanced intermediates for the pharmaceutical and biopharmaceutical industries. We utilize the Raylo site for process research and scale-up of our clinical development candidates, the manufacture of our active pharmaceutical ingredients for both investigational and commercial products and for our chemical development activities to improve existing commercial manufacturing processes.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Raylo acquisition was accounted for as a business combination in accordance with SFAS 141. The results of operations of Raylo since November 3, 2006 have been included in our Consolidated Statements of Operations.

The aggregate purchase price for all of Raylo’s common stock was $133.4 million, and consisted of cash paid at or prior to closing of $132.4 million, direct transaction costs of $0.8 million and employee-related severance costs of $0.1 million. Employee-related severance costs were included as part of the purchase price, as we established a workforce reduction plan as part of the acquisition transaction in accordance with EITF 95-3. These costs have been fully paid.

The following table summarizes the purchase price allocation at November 3, 2006 (in thousands):

Net tangible assets	$67,164
GMP qualification intangible asset	8,500
Goodwill	57,713

Total purchase price	$133,377

The $67.2 million of net tangible assets included $8.2 million of cash, $47.7 million of property, plant and equipment and $14.0 million of other tangible assets, less assumed liabilities of $2.7 million. The estimated fair value of $8.5 million associated with the good manufacturing practices (GMP) qualification of Raylo’s facilities was determined by our management. This value was recorded as an intangible asset to be amortized on a straight-line basis over three years, which is the estimated useful life of the asset determined by management based on the amount of time over which we would derive benefit before making substantial upgrades or revisions to the acquired manufacturing practices. As of December 31, 2007 and 2006, the accumulated amortization on this asset was $3.3 million and $0.5 million, respectively. The amortization expense recognized in 2007 and 2006 was $2.8 million and $0.5 million, respectively. The estimated aggregate amortization expense to be recognized in future years is approximately $2.8 million for 2008 and $2.4 million for 2009.

The excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed was $57.7 million, which represented the goodwill amount resulting from the Raylo acquisition. We recorded the goodwill as a noncurrent asset in our Consolidated Balance Sheet as of the acquisition date. In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount. Because we elected to treat the Raylo acquisition as an asset acquisition for federal and California state tax purposes, the goodwill resulting from the acquisition was deductible for both federal and California state income tax purposes.

Prior to the acquisition, Raylo was one of our long-standing contract manufacturers. We determined, in accordance with EITF Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, that there was no settlement of the pre-existing relationship as part of the business combination and that no value needed to be assigned to the pre-existing relationship in the purchase price allocation summarized above. Raylo’s assets as of the acquisition date included $2.0 million of trade receivables from us, which were eliminated in our Consolidated Balance Sheet upon completion of the acquisition.

Corus Pharma, Inc.

On August 11, 2006, we completed the acquisition of Corus, a privately-held biopharmaceutical company based in Seattle, Washington. Corus was a development stage company that focused on the development and

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercialization of novel drugs for respiratory and infectious diseases. Corus had one lead product candidate in late-stage clinical trials and two early-stage product candidates. This acquisition provided us with an opportunity to expand into the respiratory therapeutic area as well as augment our pipeline.

The Corus acquisition was accounted for as an acquisition of assets rather than as a business combination in accordance with the criteria outlined in EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business and SFAS 141. Corus was considered a development stage company because it had not commenced its planned principal operations. Additionally, it lacked all the necessary elements of a business, including not having a completed product and, therefore, no ability to access customers. The results of operations of Corus since August 11, 2006 have been included in our Consolidated Statements of Operations.

In April 2006, we purchased $25.0 million of Corus’s Series C preferred stock, which represented approximately 15% of Corus’s voting equity interests at the time. In conjunction with the purchase of Series C preferred stock, we also entered into the agreement and plan of merger under which we had an option to acquire by merger the remaining outstanding shares of Corus. In July 2006, we announced that we had agreed to exercise this option and concurrently entered into an agreement with Novartis Vaccines and Diagnostics, Inc. (Novartis) whereby Novartis agreed to dismiss its litigation against Corus for a payment to be made by us to Novartis. Since the claims made by Novartis directly implicated Corus’s right to develop and commercialize its products, settling with Novartis was deemed appropriate to allow completion of the acquisition and to ensure claims by Novartis could not impede our ability to further develop and commercialize Corus’s product candidates. Without a settlement, the results of the ongoing trial at the time of settlement would have been uncertain for a sustained period following the closing due to legal appeals and other potential proceedings. Upon completion of the acquisition, we included our investment in Corus’s Series C preferred stock and the payment to Novartis as part of the acquisition purchase price.

The aggregate purchase price for all of the acquired shares was $415.5 million and consisted of cash paid at or prior to closing of $363.6 million, the fair value of vested stock options assumed of $7.4 million, direct transaction costs of $4.0 million and employee-related severance costs of $4.0 million. In addition, a holdback amount of $36.5 million was payable to Corus stockholders by us one year after the closing of the merger, except to the extent utilized to pay claims made by us within the year. Because we had assessed that it was probable that we would pay out this holdback amount, we recorded the amount in other accrued liabilities on our Consolidated Balance Sheet as of the acquisition date. We paid the holdback amount of $36.5 million in August 2007. Employee-related severance costs were included as part of the purchase price, as we established a workforce reduction plan as part of the acquisition transaction.

The following table summarizes the purchase price allocation at August 11, 2006 (in thousands):

Net tangible assets	$7,191
Assembled workforce	1,597
Net deferred tax assets	71,170
Purchased in-process research and development	335,551

Total purchase price	$415,509

The $7.2 million of net tangible assets included $8.5 million of cash, $4.3 million of investments and $4.9 million of other tangible assets, less assumed liabilities of $10.5 million. The $1.6 million value assigned to the assembled workforce is being amortized over three years, which is the estimated useful life of the asset. The $71.2 million of net deferred tax assets was primarily related to federal net operating loss and tax credit

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards and certain state amortizations. We concluded that, based on the standard set forth in SFAS 109, it is more likely than not that we will realize the benefits from these deferred tax assets. Because we elected to treat the Corus acquisition as an asset acquisition for California state tax purposes, the purchased IPR&D resulting from the acquisition is deductible for California state income tax purposes, although such amount is not deductible for federal income tax purposes.

The estimated fair value of purchased IPR&D and assembled workforce was determined by our management. The estimated fair value of purchased IPR&D was greater than the purchase price paid; therefore, the amount that was allocated to purchased IPR&D consisted of the net amount remaining after allocating the purchase price to the net tangible assets, assembled workforce and net deferred tax assets. The purchased IPR&D represented Corus’s incomplete R&D program that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition within our Consolidated Statement of Operations. A summary of this program at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Inhaled aztreonam lysine for cystic fibrosis (CF)	Aztreonam formulation for inhalation to be used against Gram-negative bacteria that cause lung infections in patients with CF.	In Phase 3 clinical trials as of the acquisition date. We filed an NDA with the FDA in November 2007 and have been granted a target review date of September 2008.	$335.6

The estimated fair value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value of the purchased IPR&D using a present value discount rate of 16%, which is based on the estimated internal rate of return for Corus’s operations, is comparable to the estimated weighted average cost of capital for companies with Corus’s profile, and represents the rate that market participants would use to value the purchased IPR&D. The projected cash flows from the aztreonam lysine for inhalation program were based on key assumptions such as estimates of revenues and operating profits related to the program considering its stage of development; the time and resources needed to complete the development and approval of the related product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets. Corus’s two other early-stage candidates were not included in the valuation of purchased IPR&D because they were early-stage projects that did not have identifiable revenues and expenses associated with them.

The remaining efforts for completing Corus’s IPR&D program primarily consist of obtaining necessary regulatory approvals. Failing to obtain FDA and other regulatory body approvals is a risk that could prevent completion of development. Feedback from regulatory authorities might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that aztreonam lysine for inhalation for the treatment of CF will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Aztreonam lysine for inhalation may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of aztreonam lysine for inhalation if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underlying assumptions used to forecast the above cash flows or the timely and successful completion of the project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

4.	ACQUISITION OF REAL ESTATE

In August 2006, we completed the purchase of two additional buildings located on our Foster City, California campus for an aggregate purchase price of $29.3 million. The purchase price was allocated between land, buildings and land improvements based on their estimated relative fair values determined by management, which were $13.7 million, $14.6 million and $0.9 million, respectively. The fair value of the buildings and land improvements are being depreciated over their remaining useful lives.

5.	ASSET DISPOSAL

In March 2006, we received local city approval to proceed with the demolition of two of our buildings in Foster City, California, and to begin construction of a new facility. We included the charge associated with the write-off of these buildings, equal to their aggregate net book value of $7.9 million, in SG&A expenses.

6.	AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities recorded in cash equivalents or marketable securities in our Consolidated Balance Sheets. Estimated fair values of available-for-sale securities are based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007
Debt securities:
U.S. treasury securities	$104,695	$1,859	$(48)	$106,506
U.S. government sponsored entity debt securities	454,069	4,944	(4)	459,009
Corporate debt securities	297,953	1,866	(883)	298,936
Asset-backed securities	116,556	186	(701)	116,041
Municipal debt securities	539,550	5,812	(19)	545,343
Other debt securities	458,012	1	—	458,013

Total debt securities	1,970,835	14,668	(1,655)	1,983,848
Equity securities	5,568	—	—	5,568

Total	$1,976,403	$14,668	$(1,655)	$1,989,416

December 31, 2006
Debt securities:
U.S. treasury securities	$87,344	$—	$(654)	$86,690
U.S. government sponsored entity debt securities	156,517	48	(579)	155,986
Corporate debt securities	175,997	67	(192)	175,872
Asset-backed securities	60,457	91	(64)	60,484
Municipal debt securities	118,043	114	(306)	117,851
Other debt securities	316,672	—	—	316,672

Total debt securities	915,030	320	(1,795)	913,555
Equity securities	12,617	4,458	—	17,075

Total	$927,647	$4,778	$(1,795)	$930,630

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007 and 2006, other debt securities consisted primarily of money market funds and auction rate securities.

The following table presents the classification of the available-for-sale securities on our Consolidated Balance Sheets (in thousands):

	December 31,
	2007	2006
Cash and cash equivalents	$235,080	$357,071
Short-term marketable securities	203,892	120,844
Long-term marketable securities	1,550,444	452,715

Total	$1,989,416	$930,630

At December 31, 2007, our portfolio of available-for-sale debt securities comprised $445.0 million of securities with a contractual maturity of less than one year and $1.27 billion of securities with a contractual maturity greater than one year but less than five years, $21.2 million of securities with a contractual maturity of greater than five years but less than ten years, and $249.7 million of securities with a contractual maturity of greater than ten years. Securities with a contractual maturity of greater than ten years comprised asset-backed securities (which included mortgage-backed securities) and auction-rate securities.

The following table presents certain information related to sales of marketable securities (in thousands):

	Year ended December 31,
	2007	2006	2005
Gross realized gains on sales	$10,394	$4,040	$710
Gross realized losses on sales	$(1,617)	$(7,618)	$(1,369)

At December 31, 2007 and 2006, we had the following available-for-sale debt securities that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007
U.S. treasury securities	$(48)	$7,960	$—	$—
U.S. government sponsored entity debt securities	(4)	26,391	—	—
Corporate debt securities	(883)	99,184	—	—
Asset-backed securities	(607)	44,512	(94)	4,350
Municipal debt securities	(19)	20,799	—	—

Total	$(1,561)	$198,846	$(94)	$4,350

December 31, 2006
U.S. treasury securities	$(38)	$12,590	$(616)	$74,100
U.S. government sponsored entity debt securities	(296)	78,276	(283)	59,672
Corporate debt securities	(145)	87,669	(47)	7,440
Asset-backed securities	(23)	12,205	(41)	10,459
Municipal debt securities	(18)	5,835	(288)	57,061

Total	$(520)	$196,575	$(1,275)	$208,732

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the gross unrealized losses were caused by an increase in the yield-to-maturity of the underlying securities, and approximately 14% of the total number of our investment positions was in unrealized loss positions. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of our securities. Based on our review of these securities, including the assessment of the duration and severity of the related unrealized losses and our ability and intent to hold the investments until maturity, we had no other-than-temporary impairments on these securities as of December 31, 2007.

As a result of our review of investments for other-than-temporary impairment, in December 2007, we recorded a charge of $8.8 million in interest and other income, net, to write-down the cost basis of our investments in the common stock of Achillion Pharmaceuticals, Inc. (Achillion) and the asset-backed commercial paper (ABCP) of a structured investment vehicle which were $7.0 million and $1.8 million, respectively. The other-than-temporary impairment for Achillion was based on the quoted market price of Achillion common stock on the last trading day of December 2007 compared to our cost basis. Our assessment was based primarily on the observation that the quoted market value of the investment had been less than its carrying value over three consecutive quarters (see Note 10). The other-than-temporary impairment for the ABCP was based on various market factors, including the estimated fair value of the underlying collateral of the ABCP. As of December 31, 2007, our investment in the common stock of Achillion and the ABCP were $5.6 million and $5.2 million, respectively, which were recorded in long-term marketable securities and short-term marketable securities, respectively, on our Consolidated Balance Sheet.

7.	EUROPEAN HEADQUARTERS RELOCATION

In June 2005, we announced that the commercial, medical and administrative groups of our European headquarters, based in Paris, France, would be relocated to the London area in the United Kingdom. The European headquarters for our regulatory, safety and information technology groups was already located in the Cambridge area in the United Kingdom. We believed that this relocation would enable us to achieve efficiencies through the closer proximity of the groups as we continue to position the Company to compete with the large pharmaceutical companies at a global level. Our French subsidiary continues to occupy our Paris facilities as we continue to maintain and expand our sales and marketing presence in France.

In the third quarter of 2005, when the relocation plans were finalized, we accrued a charge of $8.4 million, primarily consisting of employee severance costs and termination benefits, which was included in SG&A expenses. The majority of these severance costs and termination benefits have been paid, thereby reducing the relocation accrual that is included in accrued compensation and employee benefits in our Consolidated Balance Sheets to an insignificant amount. Additional costs relating to the new headquarters in the United Kingdom, including recruitment costs, legal expenses, capital expenditures and other related costs have been expensed as incurred. The significant relocation activities have been completed and the aggregate severance, relocation and recruiting costs resulting from the relocation of our European headquarters have totaled approximately $14 million.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	INVENTORIES

Inventories are summarized as follows (in thousands):

	December 31,
	2007	2006
Raw materials	$244,725	$361,584
Work in process	136,651	46,163
Finished goods	218,590	156,398

Total inventories	$599,966	$564,145

As of December 31, 2007 and 2006, the joint venture formed by Gilead and BMS, which is included in our Consolidated Financial Statements, held $296.2 million and $298.6 million in inventory, respectively, of efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz (see Note 10).

We established the Gilead Access Program in December 2002, pursuant to which we make Truvada and Viread available at substantially reduced prices in more than 125 countries in the developing world. Based on our regular evaluation of forecasted sales, pricing and inventory shelf life in 2006, we concluded that we would not fully recover the full carrying value associated with the inventory of Truvada and Viread for our Gilead Access Program. As a result, we recorded $15.8 million during the year ended December 31, 2006, in cost of goods sold, to write-down this inventory to its estimated net realizable value.

9.	CONSOLIDATED BALANCE SHEET DETAIL (in thousands)

	December 31,
	2007	2006
Property, plant and equipment, net:
Buildings and improvements (including leasehold improvements)	$333,818	$256,449
Laboratory and manufacturing equipment	129,245	87,944
Office and computer equipment	91,712	67,648
Capitalized leased equipment	15,764	15,919
Construction in-progress	12,514	39,393

Subtotal	583,053	467,353
Less accumulated depreciation and amortization (including $15,149 and $15,404 relating to capitalized leased equipment for 2007 and 2006, respectively)	(201,340)	(160,656)

Subtotal	381,713	306,697
Land	65,983	54,602

Total	$447,696	$361,299

Other accrued liabilities:
Accrued government rebates	$115,495	$65,736
Accrued royalties	45,640	33,402
Other liabilities	163,221	159,272

Total	$324,356	$258,410

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	COLLABORATIVE ARRANGEMENTS AND CONTRACTS

As a result of entering into strategic collaborations from time to time, we may hold investments in non-public companies. We review our interests in our investee companies for consolidation and/or appropriate disclosure under the provisions of FIN 46R. As of December 31, 2007, we determined that certain of our investee companies are variable interest entities; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.

Bristol-Myers Squibb Company

North America

In December 2004, we entered into a collaboration with BMS to develop and commercialize a single tablet regimen containing our Truvada and BMS’s Sustiva in the United States. The collaboration is structured as a joint venture and operates as a limited liability company, which we consolidate, named Bristol-Myers Squibb & Gilead Sciences, LLC. The ownership interests of the joint venture and thus the sharing of product revenue and costs reflect the respective economic interests of BMS and us and are based on the proportions of the net selling price of Atripla attributable to Sustiva and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both BMS and our respective economic interests in the joint venture may vary annually.

We share marketing and sales efforts with BMS and both parties are obligated to provide equivalent sales force efforts for a minimum number of years. We are responsible for accounting, financial reporting, tax reporting and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at our approximate market values. In July 2006, the joint venture received approval from the FDA to sell Atripla in the United States. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada. In October 2007, the joint venture received approval from Health Canada to sell Atripla in Canada. As of December 31, 2007, the joint venture held Sustiva active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of Sustiva in the U.S. market. This amount is included in inventory on our Consolidated Balance Sheet (see Note 8).

Europe

In December 2007, Gilead Sciences Limited (GSL), one of our wholly-owned subsidiaries in Ireland, and BMS entered into a collaboration arrangement to commercialize and distribute Atripla in the European Union, Norway, Iceland, Switzerland and Liechtenstein (the European Territory). The parties formed Tri-Supply Limited (Tri-Supply), a limited liability company which we consolidate, to manufacture Atripla for distribution in Europe. Under this arrangement, Tri-Supply purchases efavirenz at BMS’s estimated net selling price of efavirenz in the European Territory. We are responsible for product distribution, inventory management and warehousing. Through our local subsidiaries, we will have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of returns in all the territories where we co-promote Atripla with BMS. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. In December 2007, the European Commission approved Atripla for sale in the European Union. As of December 31, 2007, Tri-Supply held efavirenz which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory. This amount is included in inventory on our Consolidated Balance Sheets (see Note 8).

The parties formed Bristol-Myers Squibb and Gilead Sciences Limited, a limited liability company, to hold the marketing authorization for Atripla in Europe. We have primary responsibility for regulatory activities, and

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we share marketing and sales efforts with BMS. In the major market countries, both parties have agreed to provide equivalent sales force efforts. Revenue and cost sharing is based on the relative ratio of Truvada and efavirenz’s respective net selling prices.

PARI GmbH

As a result of the acquisition of Corus in August 2006, we assumed all rights to the February 2002 development agreement between Corus and PARI GmbH (PARI) for the development of aztreonam lysine for inhalation and development of an inhalation delivery device for this drug product. Under the terms of the agreement, we are obligated to pay PARI for services rendered, and subject to the achievement of specific milestones, we are obligated to pay certain milestone payments to PARI. In addition, we will make royalty payments based on net sales of aztreonam lysine for inhalation, if approved for commercialization. The agreement also provided us the right to reduce royalty rates payable to PARI. In November 2007, we paid PARI $13.5 million to reduce the royalty rate under the agreement. As aztreonam lysine for inhalation has not yet been approved for commercialization, we recorded this payment in R&D expenses in our Consolidated Statement of Operations.

LG Life Sciences, Ltd.

In November 2007, we entered into a license agreement with LG Life Sciences, Ltd. (LGLS) to develop and commercialize certain caspase inhibitors for the treatment of fibrotic diseases. The agreement granted us commercialization rights to LGLS’s caspase inhibitors, including LB84451 (now known as GS 9450). Under the terms of the agreement, our license is worldwide, with the exception of Korea, China and India where LGLS has retained rights. LGLS also retains the right to develop and commercialize caspase inhibitors for ophthalmic and topical uses worldwide. In accordance with the terms of the agreement, we paid a $20.0 million up-front license fee that was recorded as R&D expenses in our Consolidated Statement of Operations as there is no future alternative use for this technology. The agreement also obligated us to fund a collaborative research program for two years to identify other potential caspase inhibitor drug candidates. In addition, we are obligated to make additional milestone payments of up to $182.0 million upon the achievement of certain development, regulatory and commercial objectives. We are also obligated to pay royalties on future net sales of products that are developed and approved in relation to this collaboration.

Parion Sciences, Inc.

In August 2007, we entered into a research collaboration and license agreement with Parion Sciences, Inc. (Parion) to research, develop and commercialize certain epithelial sodium channel inhibitors for the treatment of pulmonary diseases. The agreement granted us worldwide commercialization rights to P-680 (GS 9411), an epithelial sodium channel (ENaC) inhibitor discovered by Parion, for the treatment of pulmonary diseases, including CF, chronic obstructive pulmonary disease and non-CF bronchiectasis. In accordance with the terms of the agreement, we paid a $5.0 million up-front license fee that was recorded as R&D expenses in our Consolidated Statement of Operations as there is no future alternative use for this technology, and made a $5.0 million investment in Parion in the form of convertible debt, which was recorded as other noncurrent assets in our Consolidated Balance Sheet. Under the collaboration agreement, we will lead all development and commercialization activities and provide funding of full time equivalents for certain research activities. In addition, we are obligated to make additional payments upon the achievement of certain milestones and pay royalties on future net sales of products that are developed and approved in relation to this collaboration.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2005, we entered into a first amendment and supplement to the 1996 Agreement with Roche. The amended agreement provided for the formation of a joint manufacturing committee to review Roche’s existing manufacturing capacity for Tamiflu and its global plans for manufacturing Tamiflu, a U.S. commercial committee to evaluate commercial plans and strategies for Tamiflu in the United States and a joint supervisory committee to evaluate Roche’s overall commercial plans for Tamiflu on a global basis in each case, consisting of representatives of Roche and us. Under the amended agreement, we also have the option to provide a specialized sales force to supplement Roche’s marketing efforts in the United States for Tamiflu.

The royalties payable to us on net sales of Tamiflu sold by Roche remain the same under the amended agreement, which are as follows: (a) 14% of the first $200.0 million in worldwide net sales in a given calendar year; (b) 18% of the next $200.0 million in worldwide net sales during the same calendar year; and (c) 22% of worldwide net sales in excess of $400.0 million during the same calendar year. The amended agreement revised the provision in the 1996 Agreement relating to the calculation of royalty payments such that in any given calendar quarter Roche will pay royalties based on the actual royalty rates applicable to such quarter. In addition, under the amended agreement, royalties payable by Roche to us will no longer be subject to a cost of goods sold adjustment that was provided in the 1996 Agreement. Further, Roche paid us $80.7 million that we recognized as royalty revenues in 2005, consisting of $18.2 million relating to disputed royalties from 2001 to 2003, $11.8 million relating to the reimbursement of the cost of goods adjustment for 2004 and $50.7 million relating to the updating of royalties payable to us for the first nine months of 2005 based on the 2005 then-current royalty rates instead of the prior year’s effective royalty rate.

We recorded a total of $414.5 million, $364.6 million and $161.6 million of Tamiflu royalties in 2007, 2006 and 2005, respectively.

Emory University

In July 2005, we and Royalty Pharma purchased the royalty interest owned by Emory University (Emory) in emtricitabine for the HIV indication. Under the terms of the agreement, we and Royalty Pharma paid 65% and 35%, respectively, of the total purchase price of $525.0 million to Emory in exchange for the elimination of the emtricitabine royalties due to Emory on worldwide net sales of product containing emtricitabine. As a result of this transaction, we capitalized as prepaid royalties our 65% share of the $525.0 million purchase price, or $341.3 million. We amortize this prepaid royalty to cost of goods sold over the remaining life of the underlying patent based on an effective royalty rate derived from our forecasted future product sales. In 2007, 2006 and 2005, $14.3 million, $15.1 million and $6.2 million were amortized to cost of goods sold, respectively. We record royalties to Royalty Pharma based on actual emtricitabine net sales relative to Royalty Pharma’s 35% ownership in the underlying Emory royalty interest. We paid royalties of $51.2 million, $29.8 million and $4.8 million to Royalty Pharma in 2007, 2006 and 2005, respectively.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2005, we made a payment of $15.0 million to Emory in connection with the amendment and restatement of our existing license agreement with Emory, providing us with greater strategic flexibility as to the development of emtricitabine for the hepatitis B indication. We recorded this payment in R&D expenses as we were not expecting any significant related R&D in the next several years.

Prior to July 2005, we paid royalties to Emory with respect to emtricitabine in the HIV indication for the worldwide license acquired through our acquisition of Triangle Pharmaceuticals, Inc. (Triangle). We paid royalties of $22.4 million in 2005 on net sales of emtricitabine.

Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and Rega Stichting

In 1991 and 1992, we entered into agreements with the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic and Rega Stichting (IOCB/REGA) relating to certain nucleotide compounds discovered at these two institutions. Under the agreements, we received the exclusive right to manufacture, use and sell these nucleotide compounds, and we are obligated to pay IOCB/REGA a percentage of net revenues received from sales of products containing the patented compounds, subject to minimum royalty payments. The compounds covered by the original agreements include cidofovir (the active pharmaceutical ingredient in Vistide), adefovir (the active pharmaceutical ingredient in Hepsera) and tenofovir (the active pharmaceutical ingredient in Viread and one of the active pharmaceutical ingredients in Truvada and Atripla).

In December 2000, the agreements with IOCB/REGA were amended to provide for a reduced royalty rate on future sales of products containing tenofovir and adefovir, in return for an up-front payment from us of $11.0 million upon signing the agreement. This payment was recorded as a prepaid royalty and is classified in other assets on our Consolidated Balance Sheets. The prepaid royalty is being amortized to cost of goods sold over the expected commercial life of tenofovir and adefovir. Amortization of the $11.0 million payment began as of the product launch dates of Viread and Hepsera. As of December 31, 2007, $6.3 million remained to be amortized.

We make quarterly payments to IOCB/REGA based on a percentage of Truvada, Atripla, Viread, Hepsera and Vistide net sales. In August 2004, IOCB/REGA agreed to waive their right to a royalty on sales of Truvada and Viread in the developing countries where we sell such products at substantially reduced prices under our Gilead Access Program and on sales of Atripla distributed by Merck & Co., Inc. in developing countries. We paid royalties of $73.4 million, $51.4 million and $39.3 million to IOCB/REGA in 2007, 2006 and 2005, respectively.

Japan Tobacco Inc.

In July 2003, we granted Japan Tobacco Inc. (Japan Tobacco) the right to commercializes Viread, Truvada and Emtriva in Japan. Under the terms of the agreement, we received an up-front license fee of $4.0 million and received additional payments upon achievement of certain milestones. Japan Tobacco also pays us a royalty on net sales of these products in Japan. The up-front license fee has been recorded as deferred revenue and is being amortized into contract revenue over the period of our supply of products to Japan Tobacco, which has approximately ten years remaining as of December 31, 2007. In both 2005 and 2004, we received $2.5 million each year in milestone payments from Japan Tobacco related to Japanese regulatory approval and marketing authorization for Viread in 2004 and Emtriva and Truvada in 2005, which we are amortizing over the same remaining period as the up-front license fee.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, Japan Tobacco granted us exclusive rights to develop and commercialize elvitegravir, a novel HIV integrase inhibitor known as GS 9137, in all countries of the world, excluding Japan, where Japan Tobacco retained such rights. Under the terms of the agreement, we incurred an up-front license fee of $15.0 million which was included in R&D expenses in 2005 as there was no future alternative use for this technology. In March 2006, we recorded $5.0 million in R&D expenses related to a milestone we incurred as a result of dosing the first patient in a Phase 2 clinical study. We are obligated to make additional payments upon the achievement of other milestones as well as pay royalties based on any future product sales in the territories where we may market the drug.

Achillion Pharmaceuticals, Inc.

In November 2004, Achillion granted us worldwide rights for the research, development and commercialization of certain small molecule hepatitic C virus (HCV) replication inhibitors involving HCV protease, for the treatment of hepatitis C. Under this collaboration, Achillion is obligated to continue development of the inhibitor compounds according to a mutually agreed upon development plan, through completion of a proof-of-concept clinical study in HCV-infected patients. The costs incurred to achieve proof-of-concept will be shared equally between Achillion and us. Following the proof-of-concept study, we are obligated to assume full responsibilities and incur all costs associated with development and commercialization of compounds warranting further development. Achillion has the option to participate in U.S. commercialization efforts for future products arising from this collaboration. In conjunction with the signing of the collaboration, we paid a $5.0 million up-front license fee, which was recorded in R&D expenses as there was no future alternative use for the licensed technology. Additionally, we invested in Achillion’s convertible preferred stock and agreed to make payments to Achillion upon achievement of certain milestones outlined in our agreement as well as pay royalties on future net sales of products arising from this collaboration.

In October 2006, Achillion completed an initial public offering and our convertible preferred stock was converted into shares of Achillion common stock. In December 2006, Achillion began dosing HCV-infected patients in a Phase 1/2 clinical study of GS 9132 (also known as ACH-806) for the treatment of hepatitis C. In December 2007, we recorded a write-down of $7.0 million as part of our review for other-than-temporary impairment since the quoted market price of Achillion had been less than our cost basis for more than three consecutive quarters (see Note 6).

GlaxoSmithKline Inc.

In April 2002, we granted GSK the right to commercialize Hepsera, our oral antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, we retained rights to Hepsera in the United States, Canada, Europe, Australia, New Zealand and Turkey. GSK received exclusive rights to develop Hepsera solely for the treatment of chronic hepatitis B in all of its territories, the most significant of which include China, Japan, South Korea and Taiwan. We received a $2.0 million milestone payment from GSK for the U.S. approval of Hepsera in 2002, a $2.0 million milestone payment for the Canadian approval of Hepsera in 2003 and an aggregate of $13.0 million in milestone payments for the commercial approvals of Hepsera in Japan, South Korea and Taiwan in 2004. In 2006, we received an aggregate of $10.0 million in milestone payments from GSK for the achievement by GSK of four consecutive quarters of Hepsera gross sales exceeding $75.0 million and the achievement of a certain drug status in China.

GSK has full responsibility for the development and commercialization of Hepsera in its territories. The up-front license fee and approval milestones have been recorded as deferred revenue with a total of $3.6 million, $3.0 million and $2.4 million being recognized as contract revenue in 2007, 2006 and 2005, respectively. The

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$27.9 million balance of deferred revenue at December 31, 2007 is expected to be amortized into contract revenue over the remaining period of our supply of Hepsera to GSK under the agreement, which is approximately nine years.

In addition, GSK is required to pay us royalties on net sales that GSK generates from sales of Hepsera and Epivir-HBV/Zeffix (GSK’s hepatitis product) in the GSK territories. We began receiving royalties from GSK’s sales of Hepsera in the first quarter of 2004 and recorded $22.8 million, $16.1 million and $7.6 million of royalty revenues in 2007, 2006 and 2005, respectively.

As a result of the acquisition of Myogen in November 2006, we assumed all rights to the March 2006 license and distribution and supply agreements between Myogen and GSK. Under the terms of the license agreement, GSK received an exclusive sublicense to our rights to ambrisentan for certain hypertensive conditions in territories outside of the United States. We received an up-front payment and, subject to the achievement of specific milestones, we will be eligible to receive additional milestone payments. In addition, we will receive stepped royalties based on net sales of ambrisentan in the GSK territories. GSK has an option to negotiate from us an exclusive sublicense for additional therapeutic uses for ambrisentan in the GSK territories during the term of the license agreement. We will continue to conduct and bear the expense of all clinical development activities that we believe are required to obtain and maintain regulatory approvals for ambrisentan in the United States, Canada and the European Economic Area, and each party may conduct additional development activities in its territories at its own expense. The parties may agree to jointly develop ambrisentan for new indications in the licensed field and each party will pay its share of external costs associated with such joint development. In March 2007, we received a milestone payment of $11.0 million from GSK for validation by the EMEA of the marketing authorization application for ambrisentan for the treatment of PAH. The milestone and the up-front license payments of $23.3 million have been recorded as deferred revenue and are being amortized into contract revenue over the remaining period for which we have performance obligations under the agreement, which is approximately eight years. In February 2008, ambrisentan received a positive opinion from the European Committee for Human Medicinal Products for the treatment of PAH and will be marketed under the name Volibris by GSK upon approval.

Under the terms of a license agreement and a distribution and supply agreement that we assumed as part of the acquisition of Myogen, we have received exclusive rights to market, promote and distribute Flolan and the sterile diluent for Flolan in the United States until April 2009.

OSI Pharmaceuticals, Inc.

In March 2000, we granted OSI Pharmaceuticals, Inc (OSI), as successor to Eyetech Pharmaceuticals, Inc., worldwide rights to all therapeutic uses of Macugen. Macugen is an inhibitor of vascular endothelial growth factor, or VEGF, which is known to play a role in the development of certain ophthalmic diseases. Under the terms of the agreement, OSI was responsible for all R&D costs. OSI has sublicensed the rights to Macugen in territories outside of the United States to Pfizer, and we entered into a license agreement with Pfizer on the same terms as contained in our agreement with OSI. We are entitled to receive payments from OSI if OSI reaches certain milestones, as well as for royalties on worldwide net sales of Macugen, subject to our obligation to make payments to third parties relating to these royalties. Our agreement with OSI expires upon the later of ten years after the first commercial sale of any product developed, or the date the last patent expires under the agreement.

In December 2003, we entered into an agreement with OSI to fill and finish Macugen for OSI. In January 2005, OSI received FDA approval for the sale of Macugen in the United States. In February 2006, Macugen was approved in the European Union, and in June 2006, we recognized a $5.0 million milestone payment from OSI relating to the first commercial sale of Macugen in the European Union which was included in contract revenue. In 2007, 2006 and 2005, we recorded contract revenue of $2.9 million, $10.4 million and $13.1 million, respectively, in connection with clinical supplies we provided to OSI and milestones achieved by OSI.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Astellas Pharma Inc.

In 1991, we entered into an agreement with Astellas Pharma Inc. (Astellas), as successor to Fujisawa USA, Inc., related to rights to market AmBisome. Under the terms of the agreement, as amended, Astellas is responsible for promotion of AmBisome in the United States and Canada. We have exclusive marketing rights to AmBisome in the rest of the world, subject to our obligation to pay royalties to Astellas in connection with sales in significant markets in Asia, including China, India, Japan, South Korea and Taiwan. In connection with U.S. sales, Astellas purchases AmBisome from us at our manufacturing cost. For sales in Canada, Astellas purchases AmBisome at manufacturing cost plus a specified percentage. We receive royalties equal to 20% of Astellas’s gross profits from the sale of AmBisome in the United States and Canada. Gross profits include a deduction for cost of goods sold, giving us a current effective royalty rate of approximately 17% of Astellas’s net sales of AmBisome in the United States. In connection with this agreement, we recorded royalty revenues of $10.4 million, $12.2 million and $13.0 million in 2007, 2006 and 2005, respectively.

11.	LONG-TERM OBLIGATIONS

Convertible Senior Notes

In April 2006, we issued $650.0 million principal amount of convertible senior notes due 2011 (2011 Notes) and $650.0 million principal amount of convertible senior notes due 2013 (2013 Notes) (collectively, the Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2011 Notes and the 2013 Notes were issued at par and bear interest rates of 0.50% and 0.625%, respectively. Debt issuance costs of $23.8 million in connection with the issuance of the Notes were recorded in other noncurrent assets and are being amortized to interest expense on a straight-line basis over the contractual terms of the Notes. The aggregate principal amount of the Notes sold reflects the full exercise by the initial purchasers of their option to purchase additional Notes to cover over-allotments. The 2011 Notes may be convertible based on an initial conversion rate of 25.8048 shares per $1,000 principal amount of 2011 Notes (which represents an initial conversion price of approximately $38.75 per share). The 2013 Notes may be convertible based on an initial conversion rate of 26.2460 shares per $1,000 principal amount of 2013 Notes (which represents an initial conversion price of approximately $38.10 per share). The Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after September 30, 2006 if the closing price of our common stock for at least 20 trading days during the last 30 consecutive trading day period of the previous quarter is more than 130% of the applicable conversion price per share, 2) if we make specified distributions to holders of our common stock or if specified corporate transactions occur, or 3) during the last month prior to maturity of the applicable Notes. Upon conversion, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the note or (ii) the conversion value for such note. If the conversion value exceeds $1,000, we may also deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If the Notes are converted in connection with a change in control, we may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon, if any. At December 31, 2007, the fair values of the 2011 Notes and 2013 Notes were approximately $871.0 million and $876.7 million, respectively, based on their quoted market values.

Concurrent with the issuance of the Notes, we purchased convertible note hedges in private transactions at a cost of $379.1 million to cover, subject to customary anti-dilution adjustments, 33.8 million shares of our common stock at strike prices that correspond to the initial conversion prices of the Notes. If the market value per share of our common stock at the time of conversion of the Notes is above the strike price of the applicable convertible note hedges, we are entitled to receive from the counterparties in the transactions cash or shares of our common stock or a combination of cash and common stock, at our option, for the excess of the then market

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price of the common stock over the strike price of the convertible note hedges. The convertible note hedges will terminate upon the maturity of the related Notes or when none of the related Notes remain outstanding due to conversion or otherwise. We also sold warrants to acquire 33.8 million shares of our common stock, subject to customary anti-dilution adjustments, in private transactions and received net proceeds of $235.5 million. If the market value of our common stock at the time of the exercise of the applicable warrants exceeds their respective strike prices, we will be required to net settle in cash or shares of our common stock, at our option, with the respective counterparties for the value of the warrants in excess of the warrant strike prices. The maximum number of shares of common stock that could be issued by us should we choose to net share settle the warrants is 35.5 million shares, or 105% of the underlying share amount, which we have reserved for potential future issuance. The warrants have strike prices of $50.80 per share (for the warrants expiring in 2011) and $53.90 per share (for the warrants expiring in 2013) and are exercisable only on the respective expiration dates. Taken together, the convertible note hedges and warrants are intended to reduce the potential dilution upon future conversions of the Notes by effectively increasing the initial conversion price to $50.80 per share for the 2011 Notes and $53.90 per share for the 2013 Notes. The net cost of $143.7 million of the convertible note hedges and warrant transactions was recorded in stockholders’ equity.

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

Contemporaneously with the closing of the sale of the Notes, a portion of the net proceeds from the Notes’ issuance and the proceeds of the warrant transactions were used to repurchase 16.7 million shares of our common stock for $544.9 million under our stock repurchase program.

The terms of the Notes agreements require us to comply with certain covenants. As of December 31, 2007, we were in compliance with all such covenants.

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

Under the terms of our term loan, the minimum amount of the principal payment that was required to be repaid at the end of each calendar quarter, beginning on March 31, 2006, was five percent of the outstanding balance. Interest accrued at a rate of LIBOR plus a tiered contractual rate of up to 62.5 basis points and was payable quarterly in arrears. GBIC could prepay the term loan, together with accrued interest on the prepaid principal, at any time in whole or in part without penalty or premium. The U.S. parent company and another wholly-owned subsidiary were guarantors. During the year ended December 31, 2006, $201.0 million of the term

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loan principal was repaid. During the year ended December 31, 2007, we repaid $99.0 million which represented the remaining amounts due under the term loan at which time the term loan was terminated.

Under the terms of the revolving credit facility entered into in December 2005, interest accrued and was payable at a rate of LIBOR plus a tiered contractual rate of up to 50 basis points, and was payable quarterly in arrears. The U.S. parent company could prepay any outstanding borrowings, together with accrued interest on the prepaid principal, at any time in whole or in part without penalty or premium. Any outstanding interest or principal at December 2010 would be payable on demand. The capacity of the revolving credit facility would increase to a maximum of $500.0 million as the term loan was repaid. We had the ability to irrevocably cancel any unutilized portion of the revolving credit facility, in whole or in part. Any proceeds obtained under the revolving credit facility were expected to be used for working capital, capital expenditures and other general corporate purposes, including the issuance of letters of credit up to $25.0 million. One of our wholly-owned subsidiaries was the guarantor. As of December 31, 2006, we did not have any borrowings under this revolving credit facility.

In January 2007, we received waivers for non-compliance with the total debt to total capitalization financial covenants for the year ended December 31, 2006 contained in the credit agreements underlying our $500.0 million credit facility. The acquisition-related IPR&D expenses of $2.04 billion that we recorded during the fourth quarter of 2006 for purchased IPR&D caused us to not comply with the financial covenants. Concurrent with the waiver, we prospectively amended the credit agreements to exclude all IPR&D expenses that we recorded commencing October 1, 2006 from the definition of total Consolidated Stockholders’ Equity used in the calculation of total capitalization and the total debt to total capitalization ratio contained in the credit agreements.

In December 2007, we entered into an amended and restated credit agreement, which superseded the existing revolving credit agreement, with a syndicate of banks to increase the credit facility to $1.25 billion. The amended and restated credit agreement also includes a sub-facility for swing-line loans and letters of credit, and was entered into by GBIC and U.S. parent company. Under the terms of the amended and restated credit agreement, we may borrow initially up to an aggregate of $1.25 billion in revolving credit loans. Loans under the amended and restated credit agreement bear interest at either (i) LIBOR plus a margin ranging from 20 basis points to 32 basis points or (ii) the base rate, as defined in the amended and restated credit agreement. We can prepay any outstanding borrowings at any time in whole or in part without penalty or premium, and any outstanding interest or principal would be due and payable in December 2012. In connection with the amended and restated credit agreement, the U.S. parent company entered into an agreement guaranteeing the obligations of GBIC under the amended and restated credit agreement. We expect to use the proceeds of any loans under the amended and restated credit agreement for working capital requirements and general corporate purposes. As of December 31, 2007, we had a $1.5 million letter of credit outstanding under the amended and restated credit agreement. We are required to comply with certain covenants under the amended and restated credit agreement and as of December 31, 2007, we were in compliance with all such covenants.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Lease Obligations

Future minimum payments of the capital lease obligations for each of the years ending December 31 are as follows (in thousands):

2008	$313
2009	170
2010	105
2011	59
2012	19

Total	666
Less amount representing interest	(45)

Total	621
Less current portion	(286)

Total long-term obligations	$335

12.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

We have entered into various long-term non-cancelable operating leases for equipment and facilities. Facility leases in San Dimas, California; Durham, North Carolina; Westminister, Colorado; Seattle, Washington; the Dublin area of Ireland and the London area of the United Kingdom expire on various dates between 2008 and 2029. Our leases in Ireland and the United Kingdom are for 25 and 10 years, respectively, with rent subject to increase on the fifth anniversary of the respective commencement dates. Many of our facility leases have options to renew. We also have operating leases for sales, marketing and administrative facilities in Europe, Canada and Australia with various terms. Our equipment leases include three corporate aircraft, with varying terms, with renewal options upon expiration of the lease term.

Lease expense under our operating leases totaled approximately $28.8 million in 2007, $24.4 million in 2006 and $17.2 million in 2005. Aggregate non-cancelable future minimum rental payments under operating leases for each of the years ending December 31 are as follows (in thousands):

2008	$26,080
2009	23,017
2010	17,377
2011	12,936
2012	10,831
Thereafter	30,796

$121,037

Legal Proceedings

On May 12, 2006, the United States District Court for the Northern District of California executed orders dismissing in its entirety and with prejudice the fourth consolidated amended complaint associated with a purported class action lawsuit against us and our Chief Executive Officer; Chief Operating Officer and Chief Financial Officer; former Executive Vice President of Operations; Executive Vice President of Research and Development and Chief Scientific Officer; Senior Vice President of Manufacturing; and Senior Vice President of Research, alleging that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the Securities Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs have appealed the dismissal.

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

Other Commitments

In August 2007, as a result of a review of the terms under our existing corporate aircraft leases and upon consideration of the various alternatives available to us upon their expiration, we entered into agreements to purchase three aircraft to be constructed for delivery in 2010 and 2013. The aggregate purchase price under the purchase agreements is $94.2 million. As of December 31, 2007, we have made deposits totaling $4.7 million which have been recorded as other noncurrent assets in our Consolidated Balance Sheet. Future deposits due under the terms of the purchase agreements are as follows: $2.6 million in 2008, $21.2 million in 2009, $28.5 million in 2010, $4.1 million in 2011, $20.7 million in 2012 and $12.4 million in 2013. We have the option to terminate the purchase agreements, subject to a maximum payment of 7.5% of the fully-equipped price of the aircraft.

In the normal course of business, we have entered into various firm purchase commitments related to active pharmaceutical ingredients and certain inventory-related activities, and as of December 31, 2007, they consist of the following for the next five years: $274.4 million in 2008, $131.8 million in 2009, $127.8 million in 2010, $60.1 million in 2011 and $79.5 million in 2012. The amounts related to active pharmaceutical ingredients only represent minimum purchase requirements. Actual payments for the purchases related to these active pharmaceutical ingredients were $548.3 million, $200.6 million and $120.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.

13.	STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In March 2006, our Board of Directors (Board) authorized a program for the repurchase of our common stock in an amount of up to $1.0 billion over a two-year period through open market and private block transactions pursuant to Rule 10b5-1 plans or privately-negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements. In April 2006, we repurchased and retired 16,734,000 shares of our common stock at $32.57 per share for an aggregate of $544.9 million. In May and June 2007, we repurchased and retired an aggregate of 11,228,656 shares of our common stock at an average purchase price of $40.51 per share for an aggregate purchase price of $454.9 million. The 2006 stock repurchase program expires in March 2008, but we do not intend to make any further repurchases of our common stock under this program.

In October 2007, our Board authorized a new program for the repurchase of our common stock in an amount of up to $3.0 billion through open market and private block transactions pursuant to Rule 10b5-1 plans or privately negotiated purchases or other means, including accelerated stock repurchase transactions or similar

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements. In December 2007, we repurchased and retired 705,600 shares of our common stock at $46.28 per share for an aggregate of $32.7 million under the $3.0 billion stock repurchase program. The remaining authorized amount of stock repurchases that may be made under this stock repurchase program which terminates in December 2010 is $2.97 billion.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to APIC based on an estimated average original sales price per issued share with the excess amounts charged to retained earnings (accumulated deficit). As a result of our stock repurchase in 2006, we reduced common stock and APIC by $33.9 million and retained earnings by $511.0 million. As a result of our stock repurchases in 2007, we reduced common stock and APIC by $26.9 million and charged $460.8 million to retained earnings.

Preferred Stock

We have 5,000,000 shares of authorized preferred stock issuable in series. Our Board is authorized to determine the designation, powers, preferences and rights of any such series. We have designated 800,000 shares of Series A Junior Participating Preferred Stock for potential issuance under our November 1994 rights agreement with Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), as amended (the Rights Plan). There was no preferred stock outstanding as of December 31, 2007 and December 31, 2006.

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

In October 1999, October 2003 and May 2006, the Board approved amendments to the Rights Plan. The first amendment provided, among other things, for an increase in the exercise price of a right under the plan from $15 to $100 and an extension of the term of the plan from November 2004 to October 2009. The second amendment provides, among other things, for an increase in the exercise price of a right under the plan from $100 to $400 and an extension of the term of the Rights Plan to October 2013. The third amendment was a clarifying amendment entered into in connection with an increase in the designated number of shares of Series A Junior Participating Preferred Stock for potential issuance under the Rights Plan in May 2006.

Stock Option Plans

In May 2004, our stockholders approved and we adopted our 2004 Equity Incentive Plan (amended in May 2007) (the 2004 Plan). Stock options under the NeXstar Pharmaceuticals, Inc. (NeXstar), Triangle, Corus and Myogen stock option plans, which we assumed as a result of the acquisitions of NeXstar, Triangle, Corus, and Myogen have been converted into our options to purchase our common stock effective with the closing of the respective acquisitions. The 2004 Plan is a broad-based, incentive plan that allows for the awards to be granted to

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our employees, directors and consultants. The 2004 Plan provides for option grants designated as either non-qualified or incentive stock options. Prior to January 1, 2006, we granted both non-qualified and incentive stock options, but all stock options granted after January 1, 2006 have been nonqualified stock options. Under the 2004 Plan, employee stock options generally vest over five years, are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices not less than the fair value of our common stock on the grant date. Stock option exercises are settled with newly issued common stock from the 2004 Plan’s previously authorized and available pool of shares. In May 2007, our stockholders approved an increase of an additional 6,000,000 in the number of shares of common stock available for issuance under the 2004 Plan. As of December 31, 2007, a total of 91,375,968 shares of common stock have been authorized for grant under the 2004 Plan, a total of 52,570,742 shares of common stock have been reserved for issuance and there were 38,501,168 shares remaining and available for future grant under the 2004 Plan.

The following table summarizes activity under our stock option plans. All option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date (shares in thousands):

	Year ended December 31,
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	93,757	$15.23	91,839	$11.30	98,826	$9.05
Granted and assumed	16,437	$37.11	24,662	$24.83	17,861	$18.19
Forfeited	(3,988)	$22.73	(4,251)	$16.85	(3,995)	$13.03
Exercised	(21,229)	$10.35	(18,493)	$8.13	(20,853)	$6.22

Outstanding, end of year	84,977	$20.33	93,757	$15.23	91,839	$11.30

Exercisable, end of year	44,971	$13.46	47,350	$9.61	44,473	$7.78

Weighted average grant date fair value of options granted during the year		$14.03		$12.55		$7.90

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $606.0 million, $427.5 million and $312.4 million, respectively. The total fair value of stock options that vested during the years ended December 31, 2007, 2006 and 2005 were $193.2 million, $130.9 million and $114.6 million, respectively.

As of December 31, 2007, the number of options outstanding that are expected to vest, net of estimated future option forfeitures in accordance with the provisions of SFAS 123R, was 30,698,274 with the weighted average exercise price of $27.70, the aggregate intrinsic value of $562.2 million and the weighted average remaining contractual life of 8.0 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2007 were $2.18 billion and $1.46 billion, respectively. As of December 31, 2007, the weighted average remaining contractual life for options outstanding and stock options exercisable were 6.7 and 5.4 years, respectively.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of our stock options outstanding and stock options exercisable at December 31, 2007 (options in thousands):

Range of Exercise Prices	Options Outstanding		Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.33 - $ 8.22	11,906	$5.04	11,804	$5.04
$ 8.23 - $13.89	11,258	$9.40	10,161	$9.21
$14.12 - $15.27	11,646	$14.81	8,045	$14.83
$15.40 - $17.50	11,725	$16.00	6,607	$16.07
$17.59 - $28.96	10,672	$23.88	4,384	$23.43
$29.01 - $32.51	10,728	$29.65	3,200	$29.47
$32.59 - $37.31	11,235	$34.60	290	$33.60
$37.66 - $47.07	5,807	$41.32	480	$41.41

Total	84,977	$20.33	44,971	$13.46

As of December 31, 2007, there was $389.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over an estimated weighted average period of 2.8 years.

Performance Shares

In January 2007, we granted 369,680 performance-based share awards under the 2004 Plan. These awards were divided into three tranches for both vesting and performance measurement purposes. Subject to our achievement of specified market and performance goals relative to a pre-determined peer group, these awards will vest over a three-year period. The actual number of our common stock that we will ultimately issue will be calculated by multiplying the number of performance shares by a payout percentage ranging from 0% to 200%. Performance shares will vest only when a committee (or subcommittee) of our Board of Directors has determined that we have achieved our specified market and performance goals. The fair value of the market-related component of the performance shares is estimated at grant date using a Monte Carlo valuation methodology, and the fair value of the performance-related component of the performance shares is equivalent to the grant-date fair value of our common stock. Stock-based compensation for these performance shares is recognized as expense over the requisite performance periods using a straight-line expense attribution approach reduced for estimated forfeitures. We recognized $7.8 million of stock-based compensation expense in 2007 relating to these performance shares. The weighted-average grant-date fair value of the performance shares was $34.80 per share. As of December 31, 2007, none of the performance shares had vested, and there was $8.9 million of unrecognized compensation cost related to these nonvested performance shares, which is expected to be recognized over an estimated weighted average period of 1.5 years.

In January 2008, we granted an additional 219,690 performance-based share awards with terms substantially similar to the awards granted in 2007 except that there will be a single three-year performance measurement and vesting period.

Restricted Stock Awards

In 2007, we granted 14,500 restricted stock awards to one of our non-employee directors under the 2004 Plan in lieu of stock options customarily provided as compensation for non-employee directors. The fair value of these restricted stock awards was based on the fair value of our common stock on the date of grant, and these restricted stock shares vest over six months from the date of grant.

In 2007, we also granted 24,000 restricted stock awards to certain of our employees under the 2004 Plan. The vesting of these awards is subject to the achievement of specified performance goals.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the activity relating to our nonvested restricted stock awards for the year ended December 31, 2007:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested, January 1, 2007	48,000	$31.73
Granted	38,500	$41.41
Forfeited	(6,000)	$41.41
Vested	(22,500)	$41.41

Nonvested, December 31, 2007	58,000	$33.40

The weighted-average grant-date fair value of restricted stock awards granted in 2007, 2006 and 2005 were $41.41, $30.97 and $19.44, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 were $0.9 million, $0.5 million and $0.4 million, respectively.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, as amended (ESPP), employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair value of our common stock on the offering date or the purchase date. A two-year look-back feature in our ESPP causes the offering period to reset if the fair value of our common stock on the purchase date is less than that on the original offering date. ESPP purchases by employees are settled with newly-issued common stock from the ESPP’s previously authorized and available pool of shares. In May 2007, our stockholders approved amendments to our ESPP to increase the number of shares authorized and reserved for issuance under the ESPP by an additional 8,000,000 shares of our common stock and extend the term of the ESPP for an additional ten years until January 2017. During 2007, 912,539 shares were issued under the ESPP for $23.6 million. A total of 33,280,000 shares of common stock have been reserved for issuance under the ESPP, and there were 9,570,585 shares remaining and available for issuance under the ESPP as of December 31, 2007.

As of December 31, 2007, there was $6.3 million of unrecognized compensation cost related to ESPP, which is expected to be recognized over an estimated weighted-average period of 0.7 years.

14.	STOCK-BASED COMPENSATION

On January 1, 2006, we adopted the provisions of SFAS 123R, which requires that all share-based payments to employees and directors, including grants of stock options, be recognized in the Consolidated Statements of Operations based on their fair values.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes stock-based compensation expense under SFAS 123R (in thousands, except per share amounts):

	Year ended December 31,
	2007	2006
Cost of goods sold	$11,224	$10,870
Research and development expenses	72,082	52,163
Selling, general and administrative expenses	101,299	70,793

Stock-based compensation expense included in total costs and expenses	184,605	133,826
Income tax effect	(53,261)	(32,118)

Stock-based compensation expense included in net income (loss)	$131,344	$101,708

Stock-based compensation expense included in net income (loss) per share:
Basic	$0.14	$0.11

Diluted	$0.14	$0.11

During the year ended December 31, 2007 and 2006, we capitalized $9.8 million and $10.2 million of stock-based compensation costs into inventory, respectively.

Stock-based compensation is recognized as expense over the requisite service periods in our Consolidated Statements of Operations using a graded vesting expense attribution approach for nonvested stock options granted prior to the adoption of SFAS 123R and using the straight-line expense attribution approach for stock options granted after the adoption of SFAS 123R. As stock-based compensation expense related to stock options recognized on adoption of SFAS 123R is based on awards ultimately expected to vest, gross expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience. Prior to the adoption of SFAS 123R, pro forma information required under SFAS 123 included forfeitures as they occurred. As a result of the adoption of SFAS 123R, we will only recognize a tax benefit from stock-based compensation in APIC if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through the Consolidated Statements of Operations rather than through APIC.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information Under SFAS 123

The table below presents net income and basic and diluted net income per share as if compensation cost for our stock option plans and ESPP had been determined based on the estimated fair value of awards under those plans on the grant or purchase date in accordance with SFAS 123 (in thousands, except per share amounts):

Year ended December 31, 2005
Net income—as reported	$813,914
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	215
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(77,292)

Pro forma net income	$736,837

Net income per share:
Basic—as reported	$0.90

Basic—pro forma	$0.81

Diluted—as reported	$0.86

Diluted—pro forma	$0.78

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

	Year ended December 31,
	2007	2006	2005
Expected volatility:
Stock options	34%	39%	44%
ESPP	30%	33%	44%
Expected life in years:
Stock options	5.0	5.2	4.3
ESPP	1.2	1.2	1.2
Risk-free interest rate:
Stock options	4.6%	4.7%	3.8%
ESPP	4.7%	4.9%	3.3%
Expected dividend yield	0%	0%	0%

The fair value of stock options granted prior to the adoption of SFAS 123R was calculated using the multiple option approach while the fair value of stock options granted beginning January 1, 2006 was calculated using the single option approach.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss), such as changes in the fair value of our outstanding effective cash flow hedges, changes in unrealized gains and losses on our available-for-sale securities and changes in our cumulative foreign currency translation account. Comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 is included in our Consolidated Statement of Stockholders’ Equity. The components of comprehensive income (loss) are shown net of related taxes where the underlying assets or liabilities are held in jurisdictions that are expected to generate a future tax benefit or liability.

The following reclassifications were recorded in connection with net realized gains (losses) on sales of securities and cash flow hedges that were previously included in comprehensive income (loss) (in thousands):

	Year ended December 31,
	2007	2006	2005
Net unrealized gain (loss) related to available-for-sale securities, net of tax (provision) benefit of $1,102, $(3,809), and $825 for 2007, 2006 and 2005, respectively	$(1,750)	$5,958	$(1,291)
Net unrealized gain (loss) related to cash flow hedges, net of tax benefit (provision) of $0, $0 and $(3,656) for 2007, 2006 and 2005, respectively	(55,818)	(36,679)	32,652
Reclassification adjustments, net of tax benefit of $3,391, $1,395, and $11 for 2007, 2006 and 2005, respectively	49,412	17,743	18

Other comprehensive income (loss)	$(8,156)	$(12,978)	$31,379

The balance of accumulated other comprehensive income (loss), net of taxes, as reported on our Consolidated Balance Sheets consists of the following components (in thousands):

	As of December 31,
	2007	2006
Net unrealized gain on available-for-sale securities	$8,957	$5,321
Net unrealized loss on cash flow hedges	(27,193)	(15,401)
Cumulative foreign currency translation adjustment	13,873	12,301

Accumulated other comprehensive income (loss)	$(4,363)	$2,221

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment, because our major products, Truvada, Atripla, Viread, Emtriva, Hepsera and AmBisome, which together accounted for substantially all of our total product sales for each of the three years ended December 31, 2007, 2006 and 2005, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consist of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
HIV products:
Truvada	$1,589,229	$1,194,292	$567,829
Atripla	903,381	205,729	—
Viread	613,169	689,356	778,783
Emtriva	31,493	36,393	47,486

Total HIV products	3,137,272	2,125,770	1,394,098
Hepsera	302,722	230,531	186,532
AmBisome	262,571	223,031	220,753
Other	30,544	8,865	7,916

Total product sales	$3,733,109	$2,588,197	$1,809,299

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product-related contract revenue are attributed to countries based on ship-to location. Royalty and non-product related contract revenue are attributed to countries based on the location of the collaboration partner.

	Year ended December 31,
	2007	2006	2005
United States	$2,166,066	$1,467,322	$991,079
Outside of the United States:
Switzerland	442,455	382,361	174,358
France	349,277	228,791	156,370
Spain	246,252	169,832	125,171
United Kingdom	223,066	157,387	120,259
Italy	206,890	149,399	106,482
Germany	120,467	126,428	104,003
Other European countries	213,510	172,951	143,852
Other countries	262,062	171,668	106,826

Total revenues outside of the United States	2,063,979	1,558,817	1,037,321

Total revenues	$4,230,045	$3,026,139	$2,028,400

At December 31, 2007, the net book value of our property, plant and equipment in the United States, Ireland and Canada were $317.8 million, $62.3 million and $53.4 million, respectively, which comprised approximately 97% of the total net book value of our property, plant and equipment.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes revenues from our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Year ended December 31,
	2007	2006	2005
Cardinal Health, Inc.	20%	18%	18%
McKesson Corp.	15%	12%	12%
AmerisourceBergen Corp.	11%	11%	12%
F. Hoffmann-La Roche Ltd.	*	12%	*

*	Amount less than 10%

17.	INCOME TAXES

The provision for income taxes consists of the following (in thousands):

		Year ended December 31,
		2007	2006	2005
Federal:	Current	$408,508	$430,611	$313,397
	Deferred	90,915	2,551	(36,672)

		499,423	433,162	276,725

State:	Current	108,850	99,721	91,943
	Deferred	2,246	(4,412)	(35,587)

		111,096	95,309	56,356

Foreign:	Current	44,067	23,364	18,776
	Deferred	454	(85)	(3,979)

		44,521	23,279	14,797

Provision for income taxes		$655,040	$551,750	$347,878

Foreign pre-tax income was $740.9 million, $461.6 million and $263.9 million in 2007, 2006 and 2005, respectively. The cumulative unremitted foreign earnings that are considered to be permanently invested outside the United States and for which no U.S. taxes have been provided, were approximately $1.10 billion and $404.8 million as of December 31, 2007 and 2006, respectively. The residual U.S. tax liability, if such amounts were remitted, would be approximately $386.1 million and $141.7 million as of December 31, 2007 and 2006, respectively.

The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory income tax rate to income (loss) before provision for income taxes is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Income (loss) before provision for income taxes	$2,270,338	$(638,207)	$1,161,792

Tax at federal statutory rate	$794,618	$(223,374)	$406,627
State taxes, net of federal benefit	78,444	59,773	36,631
Foreign earnings at different rates	(195,416)	(116,843)	(36,413)
Purchased in-process R&D expenses	—	837,918	—
Research and other credits	(15,251)	(21,600)	(2,299)
Net unbenefitted stock compensation	12,227	14,721	—
Benefit for qualified foreign earnings repatriation	—	—	(25,081)
Benefitted losses	—	—	(14,192)
Other	(19,582)	1,155	(17,395)

Provision for income taxes	$655,040	$551,750	$347,878

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Convertible note hedges	$111,479	$134,594
Net operating loss carryforwards	65,368	147,491
Stock-based compensation	61,833	28,807
Capitalized intangibles	61,690	72,633
Research and other tax credit carryforwards	50,152	59,592
Depreciation related	33,731	26,828
Reserves and accruals not currently deductible	30,137	30,967
Other, net	74,927	84,947

Total deferred tax assets before valuation allowance	489,317	585,859
Valuation allowance	(23,498)	(23,188)

Total deferred tax assets	465,819	562,671

Deferred tax liabilities:
Unremitted foreign earnings	(15,928)	(14,216)
Other	(10,270)	(9,908)

Total deferred tax liabilities	(26,198)	(24,124)

Net deferred tax assets	$439,621	$538,547

The valuation allowance increased (decreased) by $0.3 million, $7.1 million and ($17.2) million for the years ended December 31, 2007, 2006 and 2005, respectively. We have concluded, based on the standard set forth in SFAS 109, that it is more likely than not that we will not realize the benefit from the deferred tax assets related to certain state net operating loss and tax credit carryforwards. If released, $7.4 million of the valuation allowance would have been credited to goodwill.

At December 31, 2007, we had U.S. federal net operating loss carryforwards of approximately $125.4 million. The federal net operating loss carryforwards will expire at various dates through 2026, if not utilized. We also had federal tax credit carryforwards of approximately $48.1 million which expire through 2026 if not utilized. In addition, we had state net operating loss and tax credit carryforwards of approximately $564.6 million and $3.1 million, respectively, on which a valuation allowance of $23.5 million was provided. The state net operating loss and tax credit carryforwards will expire at various dates through 2026 and 2025, respectively, if not utilized.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

The deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in 2007. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant. These additional tax benefits were credited to APIC pursuant to SFAS 123R.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 22, 2004, the AJCA was signed into law. The AJCA allowed for a deduction of 85% of certain qualified foreign earnings that were repatriated, as defined in the AJCA. We elected to apply this provision to qualifying earnings repatriation in 2005. The earnings repatriation resulted in a one-time tax benefit of approximately $25.1 million, which included the reversal of the deferred tax liability previously accrued on unremitted foreign earnings of $13.1 million at December 31, 2004.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations remains open for all years from inception due to our utilization of net operating losses relating to prior years.

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2003 and 2004 tax years, by the Franchise Tax Board of California for the 2004 and 2005 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While we believe our positions comply with applicable laws, we periodically evaluate our exposures associated with our tax filing positions.

We recorded liabilities related to uncertain tax positions in accordance with FIN 48. We do not believe any such items currently pending will have a material adverse effect on our Consolidated Financial Statements, although an adverse resolution of one or more of these items in any period could have a material impact on the results of operations for that period. Prior to the adoption of FIN 48, we recorded liabilities related to uncertain tax positions based upon SFAS No. 5, Accounting for Contingencies.

At December 31, 2007, we have total federal, state and foreign unrecognized tax benefits of $111.7 million, including interest of $8.3 million. Of the total unrecognized tax benefits, $103.5 million, if recognized, would reduce our effective tax rate in the period of recognition. As permitted under the provisions of FIN 48, we have continued to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Consolidated Statement of Operations. With respect to the unrecognized tax benefits, we are currently unable to make a reasonably reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities.

The following is a rollforward of our total gross unrecognized tax benefit liabilities for the year ended December 31, 2007 (in thousands):

Balance, January 1, 2007	$91,086
Tax positions related to current year:
Additions	25,882
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(1,881)
Settlements	—
Lapse of statute of limitations	—

Balance, December 31, 2007	$115,087

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	DEFERRED COMPENSATION PLANS

We maintain one retirement savings plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (Gilead Plan). Under the Gilead Plan, employees may contribute up to 60% of their eligible annual compensation, subject to IRS plan limits. We make matching contributions under the Gilead Plan. In 2007, we contributed up to 50% of an employee’s first 6% of contributions up to an annual maximum match of $3,500 ($5,000 starting January 1, 2008). In both 2006 and 2005, we contributed up to 50% of an employee’s first 6% of contributions up to an annual maximum match of $2,500. Our total matching contribution expense under the Gilead Plan was $4.5 million in 2007, $2.9 million in 2006, and $1.8 million in 2005.

We maintain a deferred compensation plan under which our directors and key employees may defer compensation for income tax purposes. The deferred compensation plan is a non-qualified deferred compensation plan which is not subject to the qualification requirements under Section 401(a) of the Internal Revenue Code. Compensation deferred after December 31, 2004 is subject to the requirements of Section 409A of the Internal Revenue Code. Under the plan, officers may contribute up to 70% of their annual salaries and up to 100% of their annual bonus while directors may contribute up to 100% of their annual retainer fee. Amounts deferred by participants are deposited with a rabbi trust and are recorded in other noncurrent assets in our Consolidated Balance Sheets. Beginning in 2004, directors may also elect to receive all or a portion of their annual cash retainer in phantom shares, which gives the participant the right to receive an amount equal to the value of a specified number of shares over a specified period of time and which will be payable in shares of our common stock (with fractional shares paid out in cash) as established by the plan administrator. As of December 31, 2007, we had 19,307 phantom shares outstanding. Participants can elect one of several distribution dates available under the plan at which they will receive their deferred compensation payment.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following amounts are in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Total revenues	$1,028,430	$1,048,089	$1,058,803	$1,094,723
Gross profit on product sales	$668,587	$721,927	$763,471	$810,353
Total costs and expenses	$468,286	$505,241	$511,773	$580,238
Net income	$407,407	$407,930	$398,319	$401,642
Net income per share—basic	$0.44	$0.44	$0.43	$0.43
Net income per share—diluted	$0.42	$0.42	$0.42	$0.41
2006(1)(2)
Total revenues	$692,878	$685,302	$748,733	$899,226
Gross profit on product sales	$468,996	$512,808	$560,269	$612,804
Total costs and expenses	$321,226	$319,987	$691,193	$2,452,486
Net income (loss)	$262,704	$265,150	$(52,164)	$(1,665,647)
Net income (loss) per share—basic	$0.28	$0.29	$(0.06)	$(1.81)
Net income (loss) per share—diluted	$0.27	$0.28	$(0.06)	$(1.81)

(1)	In the fourth quarter of 2006, we recognized a $2.04 billion charge for purchased IPR&D associated with our acquisitions.
(2)	In the third quarter of 2006, we recognized a $355.6 million charge for purchased IPR&D associated with our acquisition.

GILEAD SCIENCES, INC.

Schedule II: Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2007:
Accounts receivable allowances(1)	$51,000	$329,029	$307,812	$72,217
Valuation allowance for deferred tax assets(2)	$23,188	$1,767	$1,457	$23,498

Year ended December 31, 2006:
Accounts receivable allowances(1)	$33,234	$178,391	$160,625	$51,000
Valuation allowance for deferred tax assets(2)	$16,131	$7,057	$—	$23,188

Year ended December 31, 2005:
Accounts receivable allowances(1)	$27,491	$114,810	$109,067	$33,234
Valuation allowance for deferred tax assets	$33,349	$—	$17,218	$16,131

(1)	Allowances are for doubtful accounts, sales returns, cash discounts and chargebacks.
(2)	Valuation allowance for deferred tax assets includes $7.4 million and $7.1 million as of December 31, 2007 and 2006, respectively, related to our acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILEAD SCIENCES, INC.

By:	/S/ JOHN C. MARTIN
John C. Martin President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Martin and Gregg H. Alton, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. MARTIN John C. Martin	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2008

/s/ JOHN F. MILLIGAN John F. Milligan	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008

/s/ JAMES M. DENNY James M. Denny	Chairman of the Board of Directors	February 27, 2008

/s/ PAUL BERG Paul Berg	Director	February 27, 2008

/s/ JOHN F. COGAN John F. Cogan	Director	February 27, 2008

/s/ ETIENNE F. DAVIGNON Etienne F. Davignon	Director	February 27, 2008

/s/ CARLA A. HILLS Carla A. Hills	Director	February 27, 2008

Signature	Title	Date

/s/ JOHN W. MADIGAN John W. Madigan	Director	February 27, 2008

/s/ GORDON E. MOORE Gordon E. Moore	Director	February 27, 2008

/s/ NICHOLAS G. MOORE Nicholas G. Moore	Director	February 27, 2008

/s/ GAYLE E. WILSON Gayle E. Wilson	Director	February 27, 2008