Form 10-Q
period 2008-03-31
GILEAD SCIENCES INC
filed 2008-05-02
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2008: 922,469,379

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD SCIENCES®, TRUVADA®, VIREAD®, EMTRIVA®, HEPSERA®, AMBISOME®, VISTIDE®, LETAIRIS® and VOLIBRIS™. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. MACUGEN® is a registered trademark belonging to OSI Pharmaceuticals, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Company. TAMIFLU® is a registered trademark belonging to F. Hoffmann-La Roche Ltd. FLOLAN® is a registered trademark of GlaxoSmithKline Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2008	December 31, 2007

	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$722,884	$968,086
Short-term marketable securities	191,311	203,892
Accounts receivable, net	979,802	795,127
Inventories	661,093	599,966
Deferred tax assets	140,352	152,533
Prepaid taxes	147,376	216,909
Other current assets	105,439	91,779

Total current assets	2,948,257	3,028,292
Property, plant and equipment, net	455,759	447,696
Noncurrent portion of prepaid royalties	283,347	290,742
Noncurrent deferred tax assets	300,207	297,359
Long-term marketable securities	1,674,809	1,550,444
Other noncurrent assets	216,624	220,183

Total assets	$5,879,003	$5,834,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$396,208	$290,333
Accrued government rebates	138,564	115,495
Accrued compensation and employee benefits	88,082	90,553
Income taxes payable	9,868	—
Other accrued liabilities	264,893	208,861
Deferred revenues	41,174	30,747
Current portion of other long-term obligations	216	286

Total current liabilities	939,005	736,275
Long-term deferred revenues	60,264	61,316
Convertible senior notes	1,300,000	1,300,000
Long-term income taxes payable	129,954	125,232
Other long-term obligations	10,287	11,604
Minority interest	110,011	140,299
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 1,400,000 shares authorized; 921,387 and 932,484 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	921	932
Additional paid-in capital	3,371,108	3,214,341
Accumulated other comprehensive loss	(7,931)	(4,363)
Retained earnings (accumulated deficit)	(34,616)	249,080

Total stockholders’ equity	3,329,482	3,459,990

Total liabilities and stockholders’ equity	$5,879,003	$5,834,716

(1)	The condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,

	2008	2007
Revenues:
Product sales	$1,141,306	$840,225
Royalty revenues	109,452	180,462
Contract and other revenues	7,394	7,743

Total revenues	1,258,152	1,028,430

Costs and expenses:
Cost of goods sold	239,848	171,638
Research and development	155,301	130,090
Selling, general and administrative	194,957	166,558

Total costs and expenses	590,106	468,286

Income from operations	668,046	560,144
Interest and other income, net	22,700	23,104
Interest expense	(3,105)	(4,547)
Minority interest	1,875	2,153

Income before provision for income taxes	689,516	580,854
Provision for income taxes	193,389	173,447

Net income	$496,127	$407,407

Net income per share—basic	$0.53	$0.44

Shares used in per share calculation—basic	928,104	926,940

Net income per share—diluted	$0.51	$0.42

Shares used in per share calculation—diluted	966,554	962,716

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income	$496,127	$407,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,709	7,427
Amortization	6,030	4,244
Stock-based compensation expense	36,136	57,294
Excess tax benefits from stock-based compensation	(89,244)	(33,770)
Tax benefits from employee stock plans	93,533	39,934
Deferred income taxes	9,332	7,848
Other non-cash transactions	(15,229)	950
Changes in operating assets and liabilities:
Accounts receivable, net	(141,022)	(74,836)
Inventories	(58,120)	41,923
Prepaid expenses and other assets	58,516	(796)
Accounts payable	104,674	(71,150)
Income taxes payable	14,590	58,695
Accrued liabilities	70,104	21,211
Deferred revenues	9,375	17,161
Minority interest	(28,413)	6,951

Net cash provided by operating activities	577,098	490,493

Investing Activities:
Purchases of marketable securities	(658,962)	(825,041)
Proceeds from sales of marketable securities	531,995	214,251
Proceeds from maturities of marketable securities	20,500	45,400
Capital expenditures and other	(16,749)	(25,041)

Net cash used in investing activities	(123,216)	(590,431)

Financing Activities:
Proceeds from issuances of common stock	65,480	83,586
Repurchases of common stock	(815,936)	—
Repayments of long-term debt and other obligations	(97)	(99,137)
Excess tax benefits from stock-based compensation	89,244	33,770

Net cash provided by (used in) financing activities	(661,309)	18,219

Effect of exchange rate changes on cash	(37,775)	(5,146)

Net change in cash and cash equivalents	(245,202)	(86,865)
Cash and cash equivalents at beginning of period	968,086	816,007

Cash and cash equivalents at end of period	$722,884	$729,142

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Gilead Sciences, Inc. (Gilead, we or our) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, prepaid royalties, clinical trial accruals, tax provision and stock-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and our joint ventures with Bristol-Myers Squibb Company (BMS), for which we are the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). We record a minority interest in our Condensed Consolidated Financial Statements to reflect BMS’s interest in the joint ventures. Significant intercompany transactions have been eliminated.

On June 22, 2007, we completed a two-for-one stock split in the form of a stock dividend to stockholders of record as of May 24, 2007. Accordingly, all share and per share amounts for all periods presented in these Condensed Consolidated Financial Statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split.

The accompanying financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.

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

The Notes are considered to be Instrument C securities as defined by Emerging Issues Task Force (EITF) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (EITF 90-19); therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation. The potential dilutive shares of our common stock resulting from the assumed settlement of the conversion spread of the Notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average market price of our common stock during the period exceeds $38.75 and $38.10 for the 2011 Notes and 2013 Notes, respectively. The average market price of our common stock during the quarter ended March 31, 2008 exceeded both of the conversion prices of the Notes while the average market price of our common stock during the quarter ended March 31, 2007 did not exceed either of the conversion prices of the Notes.

Warrants to purchase approximately 33.8 million weighted-average shares of our common stock were outstanding during the quarters ended March 31, 2008 and 2007, but were not included in the computation of diluted earnings per share because the warrants’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

Stock options to purchase approximately 9.5 million and 24.4 million weighted-average shares of our common stock were outstanding during the quarters ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$496,127	$407,407

Denominator:
Weighted-average shares of common stock outstanding used in calculation of basic earnings per share	928,104	926,940
Effect of dilutive securities:
Stock options and equivalents	32,562	35,776
Conversion spread related to convertible senior notes	5,888	—

Weighted-average shares of common stock outstanding used in calculation of diluted earnings per share	966,554	962,716

Fair Value

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for all other non-financial assets and liabilities, SFAS 157 will be effective for fiscal years beginning after November 15, 2008.

On January 1, 2008, we adopted the provisions of SFAS 157 on a prospective basis for our financial assets and liabilities which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157. SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;

Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. We are currently evaluating the effect the adoption of SFAS 161 will have on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes additional reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect the adoption of SFAS 160 will have on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, requires capitalization of acquired in-process research and development assets at the time of acquisition and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. As SFAS 141R is effective for business combination transactions for which the acquisition date is on or after December 15, 2008, we do not know at this time whether SFAS 141R will have a material impact to our prospective Condensed Consolidated Financial Statements.

2. INVENTORIES

Inventories are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$312,198	$244,725
Work in process	195,961	136,651
Finished goods	152,934	218,590

Total inventories	$661,093	$599,966

As of March 31, 2008 and December 31, 2007, the joint ventures formed by Gilead and BMS, which are included in our Condensed Consolidated Financial Statements, held a total of $350.6 million and $296.2 million in inventory, respectively, of efavirenz active pharmaceutical ingredient which the joint ventures purchased from BMS at BMS’s estimated average net selling price of Sustiva.

3. FAIR VALUE

The following table summarizes, for each major category of assets or liabilities, the respective fair value at March 31, 2008 and the classification by level of input within the fair value hierarchy defined in SFAS 157 (in thousands):

		Fair Value Measurement at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$38,706	$—	$38,706	$—
Marketable securities	1,866,120	188,245	1,537,590	140,285

	$1,904,826	$188,245	$1,576,296	$140,285

Liabilities:
Derivatives	$25,821	$—	$25,821	$—

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the quarter ended March 31, 2008 (in thousands):

Marketable Securities
Balance, January 1, 2008	$7,258
Total realized losses included in earnings	(1,898)
Total unrealized losses included in other comprehensive income	(8,710)
Purchases and sales	(14,064)
Transfers into Level 3	157,699

Balance, March 31, 2008	$140,285

Total losses for the quarter ended March 31, 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$(1,898)

Marketable securities measured at fair value using Level 3 inputs are comprised primarily of auction rate securities within our available-for-sale investment portfolio. Although auction rate securities would typically be measured using Level 2 inputs, the recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a pricing model that market participants would use that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market conditions for comparable or similar term asset-backed securities as well as other fixed income securities.

The underlying assets of our auction rate securities are comprised primarily of student loans and their fair value were measured using Level 3 inputs due to the failure of the auction market, based on our assessment of the underlying collateral, the creditworthiness of the issuers of the securities, and our ability and intent to hold these securities until anticipated recovery which could be at final maturity. Based on such assessment, we had no other-than-temporary impairments on these securities as of March 31, 2008. All of our auction rate securities are recorded in long-term marketable securities on our Condensed Consolidated Balance Sheet.

4. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 12, 2006, the United States District Court for the Northern District of California executed orders dismissing in its entirety and with prejudice the fourth consolidated amended complaint associated with a purported class action lawsuit against us and our Chief Executive Officer; Chief Operating Officer and Chief Financial Officer; former Executive Vice President of Operations; Executive Vice President of Research and Development and Chief Scientific Officer; Senior Vice President of Manufacturing; and Senior Vice President of Research, alleging that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the Securities Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs have appealed the dismissal. It is not possible to predict the outcome of this case, as such, no amounts have been accrued related to the outcome of this case.

On November 29, 2006, we received a subpoena from the United States Attorney’s Office in San Francisco requesting documents regarding our marketing and medical education programs for Truvada, Viread and Emtriva. We have complied with the United States Attorney’s subpoena and intend to cooperate in any related government investigation. It is not possible to predict the outcome of this subpoena, as such, no amounts have been accrued related to the outcome of this subpoena.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, consolidated results of operations or financial position.

5. STOCK-BASED COMPENSATION EXPENSE

The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of goods sold	$1,694	$2,530
Research and development expenses	16,895	21,108
Selling, general and administrative expenses	17,547	33,656

Stock-based compensation expense included in total costs and expenses	36,136	57,294
Income tax effect	(10,135)	(17,108)

Stock-based compensation expense included in net income	$26,001	$40,186

6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In February 2008, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) to repurchase $500.0 million of our common stock on an accelerated basis. This accelerated share repurchase is part of the share repurchase program authorized by our board of directors in October 2007 for the repurchase of our common stock in an amount of up to $3.0 billion through open market and private block transactions pursuant to Rule 10b5-1 plans or privately negotiated purchases or other means. Under the terms of the accelerated share repurchase agreement, we paid $500.0 million to Goldman Sachs to settle the initial purchase transaction and received 9,373,548 shares of our common stock at a price of $53.34 per share. On or before June 25, 2008, subject to extension under certain circumstances as well as the maximum and minimum share delivery provisions of the agreement, we may receive additional shares from Goldman Sachs depending on the average of the daily volume weighted average prices of our common stock during a specified period. We will not be obligated to deliver any cash or shares to Goldman Sachs other than in certain limited circumstances in which case the method of delivery (cash or shares of our common stock) would be at our discretion.

In accordance with EITF Issue No. 99-7, Accounting for an Accelerated Share Repurchase Program, we accounted for the accelerated share repurchase as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the transaction date and (b) as a forward contract indexed to our own common stock. As such, we accounted for the 9,373,548 shares that we received as a repurchase of our common stock and retired those shares immediately for earnings per share purposes. We determined that the forward contract indexed to our own common stock met all of the applicable criteria for equity classification in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and therefore, the contract has not been accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, if we receive any additional shares at maturity of the agreement, we will adjust stockholders’ equity accordingly in our Condensed Consolidated Balance Sheet.

During the quarter ended March 31, 2008, in addition to the repurchases made under the accelerated share repurchase, we also repurchased and retired 7,138,058 shares of our common stock at an average purchase price of $44.24 per share for an aggregate purchase price of $315.8 million under the share repurchase program. The remaining authorized amount of stock repurchases that may be made under this stock repurchase program which expires in December 2010 is $2.15 billion.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (APIC) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings (accumulated deficit). As a result of our stock repurchases, we reduced common stock and APIC by an aggregate of $39.3 million and charged $776.6 million to accumulated deficit in the quarter ended March 31, 2008.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$496,127	$407,407
Net foreign currency translation gain	4,316	5
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	2,900	(8,088)
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	(10,783)	811

Comprehensive income	$492,560	$400,135

7. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All of our products are included in one segment, because our major products, Truvada, Atripla, Viread, Emtriva, Hepsera and AmBisome, which collectively accounted for substantially all of our total product sales for each of the quarters ended March 31, 2008 and 2007, have similar economic and other characteristics, including the nature of our products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
HIV products:
Truvada	$479,385	$345,938
Atripla	324,217	190,183
Viread	152,667	160,678
Emtriva	8,389	8,323

Total HIV products	964,658	705,122
Hepsera	83,022	71,344
AmBisome	71,028	61,502
Other	22,598	2,257

Total product sales	$1,141,306	$840,225

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product-related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended March 31,
	2008	2007
United States	$669,576	$494,203

Outside of the United States:
Switzerland	102,892	173,907
France	92,346	69,456
Spain	77,724	55,347
Italy	69,591	49,488
United Kingdom	63,489	49,541
Germany	39,482	33,166
Other European countries	65,560	52,979
Other countries	77,492	50,343

Total revenues outside of the United States	588,576	534,227

Total revenues	$1,258,152	$1,028,430

The following table summarizes revenues from each of our customers and collaboration partner who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended March 31,
	2008	2007
Cardinal Health, Inc.	22%	20%
McKesson Corp.	16%	14%
AmerisourceBergen Corp.	12%	10%
F. Hoffmann-La Roche Ltd.	*	16%

*	Amount less than 10%.

8. INCOME TAXES

Our income tax rate of 28.0% for the quarter ended March 31, 2008 differed from the U.S. federal statutory rate of 35% primarily due to tax credits and certain earnings from operations in foreign tax jurisdictions for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

At December 31, 2007, we had total federal, state and foreign unrecognized tax benefits of $111.7 million, including interest of $8.3 million. Of the total unrecognized tax benefits, $103.5 million, if recognized, would reduce our effective tax rate in the period of recognition. We made a state tax cash payment in April 2008 which resulted in a net reduction of approximately $1.1 million to our unrecognized tax benefits. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonably reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities.

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

We record liabilities related to uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. We do not believe any such uncertain tax positions currently pending will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “could,” “should,” “might,” “believe,” “seek,” “estimate,” “continue,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we do not undertake any obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled “Risk Factors” under Part II, Item 1A below, in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Executive Summary

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life-threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Australia. Currently, we market Truvada® (emtricitabine and tenofovir disoproxil fumarate), Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) for the treatment of chronic hepatitis B; AmBisome® (amphotericin B) liposome for injection for the treatment of fungal infection; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection; and Flolan® (epoprostenol sodium) for the treatment of pulmonary hypertension. F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. OSI Pharmaceuticals, Inc. markets Macugen® (pegaptanib sodium injection) in the United States and Europe for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us.

Our operating results for the first quarter of 2008 were led by product sales of $1.14 billion. HIV product sales (Truvada, Atripla, Viread and Emtriva) of $964.7 million, which increased by 37% in the first quarter of 2008 over the comparable period in 2007, were the key driver for total product sales growth of 36% in the first quarter of 2008 over the comparable period in 2007. Total product sales of Truvada increased by $133.4 million, or 39%, in the first quarter of 2008 when compared to the first quarter of 2007, despite the availability of Atripla in the United States since its launch in July 2006 and the recent launches in certain European countries. Atripla product sales for the first quarter of 2008 increased by $134.0 million, or 70%, from the same quarter in 2007.

Together, Truvada and Atripla sales comprised 70% of our total product sales in the first quarter of 2008, driven primarily by sales volume growth. Hepsera product sales for the first quarter of 2008 increased 16% from the first quarter of 2007, primarily driven by sales volume growth in certain European markets and a favorable foreign currency exchange environment. AmBisome product sales in the first quarter of 2008 increased by 15% compared to the first quarter of 2007 primarily driven by a favorable foreign currency exchange environment as well as sales volume growth in various European and international regions. Under our collaborations with corporate partners, we recognized $109.5 million in royalty revenues in the first quarter of 2008, of which $93.4 million related to royalties received from fourth quarter 2007 sales of Tamiflu by Roche. Tamiflu royalties decreased by 44% from the same period in 2007 due to decreased sales of Tamiflu by Roche as a result of decreased sales related to pandemic planning initiatives worldwide. Due to the depreciation of the U.S. dollar against major European currencies in the first quarter of 2008 compared to the same period in 2007, foreign currency denominated product sales experienced a net benefit from the foreign currency fluctuations after considering the impact of our hedging activities. This resulted in a favorable impact of approximately $37.0 million on total revenues and $19.6 million on pre-tax income in the first quarter of 2008 compared to the same period in 2007.

In April 2008, our partner GlaxoSmithKline Inc. (GSK), who has rights to ambrisentan in territories outside of the United States, received marketing authorization for Volibris® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH) from the European Commission.

In March 2008, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMEA) issued a positive opinion on our Type II variation application to extend the indication for Viread to include the treatment of chronic hepatitis B in adults, and in April 2008, the European Commission granted marketing authorization in all 27 member states of the European Union. In April 2008, Viread was also approved for the treatment of chronic hepatitis B in New Zealand and Turkey. We have also submitted applications for marketing approval of Viread for hepatitis B in the United States, Australia and Canada. Additionally, in March 2008, we submitted a marketing authorization application (MAA) for approval of aztreonam lysine for inhalation for the treatment of cystic fibrosis (CF) in the European Union. We also received notice of acceptance and priority review in March 2008 for a new drug submission seeking marketing authorization for approval of aztreonam lysine for inhalation for the treatment of CF from Health Canada. In the United States, the U.S. Food and Drug Administration (FDA) established a target review date of September 2008 for our new drug application (NDA) of aztreonam lysine for inhalation for the treatment of pulmonary Pseudomonas aeruginosa infection in people with CF.

Along with the regulatory filings made in relation to Viread for hepatitis B and aztreonam lysine for inhalation in the first quarter of 2008, we continued to make progress on the development of our compounds and drug candidates. In the HIV area, we received the FDA’s consent and are nearing completion of the design of the Phase 3 program for elvitegravir (GS 9137), our novel integrase inhibitor for HIV which we licensed from Japan Tobacco Inc. in 2005. We anticipate dosing patients in a Phase 3 clinical study for elvitegravir in the third quarter of 2008. In the hepatitis C area, we began screening patients in the continuation of the Phase 1b study of GS 9190, a non-nucleoside polymerase inhibitor. We will continue the evaluation of GS 9190 at the 40 mg dose, which, based on a pilot QTC study in healthy volunteers, appeared to have QTC prolongations, a measure for cardiovascular safety, that were small and clinically manageable. We expect to have results for this Phase 1b study of GS 9190 in 2008. In the cardiovascular area, we continued to enroll patients in our two Phase 3 clinical studies for darusentan for the treatment of resistant hypertension. We expect to complete enrollment and receive data from these two studies in 2009.

Our cash, cash equivalents and marketable securities decreased by $133.4 million in the quarter ended March 31, 2008, primarily driven by our repurchase of approximately 16.5 million shares of our common stock under our stock repurchase program at an aggregate purchase price of $815.8 million, partially offset by operating cash flows of $577.1 million during the quarter ended March 31, 2008. We believe our current cash, cash equivalents and marketable securities will continue to allow us to further our corporate development initiatives, as well as to meet our ongoing working capital and infrastructure needs.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended March 31, 2008 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Total Revenues

We had total revenues of $1.26 billion for the quarter ended March 31, 2008 compared with $1.03 billion for the quarter ended March 31, 2007. Included in total revenues were product sales, royalty revenues and contract and other revenues.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2008	2007
HIV products:
Truvada	$479,385	$345,938	39%
Atripla	324,217	190,183	70%
Viread	152,667	160,678	(5)%
Emtriva	8,389	8,323	1%

Total HIV products	964,658	705,122	37%
Hepsera	83,022	71,344	16%
AmBisome	71,028	61,502	15%
Other	22,598	2,257	901%

Total product sales	$1,141,306	$840,225	36%

Total product sales increased by 36% for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, primarily due to an overall increase in our HIV product sales volume and a favorable foreign currency exchange impact. A significant percentage of our product sales continued to be denominated in foreign currencies. We used forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euros. This reduced, but did not eliminate, fluctuations in the value of our sales due to changes in foreign currency exchange rates.

HIV Products

HIV product sales for the quarter ended March 31, 2008 were $964.7 million, an increase of 37% compared to the quarter ended March 31, 2007. The increase was primarily driven by sales volume growth of Truvada and Atripla.

•	Truvada

Truvada sales were $479.4 million in the first quarter of 2008, an increase of 39% compared to the first quarter of 2007, primarily driven by strong sales volume growth in the United States and Europe as well as a favorable foreign currency exchange environment in the first quarter of 2008.

•	Atripla

Atripla sales were $324.2 million in the first quarter of 2008, an increase of 70% compared to the first quarter of 2007, primarily driven by the continued strong uptake in the United States, while recent product launches in certain European countries and Canada also contributed to the increase in Atripla product sales in the first quarter of 2008. We consolidate 100% of Atripla product sales because we are the primary beneficiary of our joint venture with Bristol-Myers Squibb Company (BMS) in the United States. The efavirenz portion of these Atripla sales was approximately $119.6 million and $70.4 million for the quarters ended March 31, 2008 and 2007, respectively. Atripla was approved for sale in the United States and in the European Union in July 2006 and December 2007, respectively. Atripla sales accounted for 34% of our total HIV product sales in the first quarter of 2008.

•	Viread

Viread sales were $152.7 million in the first quarter of 2008, a 5% decrease from the first quarter of 2007, primarily driven by lower sales volume in the United States and Europe due primarily to patients switching from a Viread-containing regimen to one containing Truvada and/or Atripla in countries where Truvada and/or Atripla is available, partially offset by a favorable foreign currency exchange impact.

Hepsera

Hepsera sales increased by 16% in the first quarter of 2008 compared to the first quarter of 2007, primarily driven by increased sales volume in certain European markets and a favorable foreign currency exchange environment.

AmBisome

Sales of AmBisome increased by 15% in the first quarter of 2008 compared to the first quarter of 2007, primarily driven by sales volume growth in various European and other international regions, as well as a favorable foreign currency exchange environment.

For the full year of 2008, we expect total product sales of our currently marketed products to continue to grow as we continue to expand our sales and marketing efforts.

Royalty Revenues

The following table summarizes the period over period change in our royalty revenues (in thousands, except percentage):

	Three Months Ended March 31,
	2008	2007	Change
Royalty revenues	$109,452	$180,462	(39)%

Royalty revenues for the first quarter of 2008 were $109.5 million, a decrease of 39% compared to the first quarter of 2007. The decrease in royalty revenues for the quarter ended March 31, 2008 was primarily driven by the recognition of Tamiflu royalties from Roche of $93.4 million compared to Tamiflu royalties from Roche of $167.9 million recognized in the quarter ended March 31, 2007. The decrease in Tamiflu royalties is due to the lower Tamiflu sales recorded by Roche during the fourth quarter of 2007 compared to the same period in 2006, including decreased sales related to pandemic planning initiatives worldwide. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which the product is sold.

Roche reported in January 2008 and in April 2008 that it expects a significant decrease in Tamiflu sales in 2008 compared to 2007; therefore, we expect our royalty revenues for 2008 to be significantly lower compared to 2007.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our total product sales and cost of goods sold (each, in thousands, except percentages) and our product gross margin:

	Three Months Ended March 31,		Change
	2008	2007
Total product sales	$1,141,306	$840,225	36%
Cost of goods sold	$239,848	$171,638	40%
Product gross margin	79.0%	79.6%

Our product gross margin for the first quarter of 2008 was 79.0%, compared to 79.6% for the same quarter in 2007. The lower product gross margin for the quarter ended March 31, 2008 compared to the same period in the prior year was primarily due to the higher proportion of Atripla sales, which include the efavirenz portion at zero product gross profit.

We expect our product gross margin for the full year of 2008 to be lower than that of 2007, primarily due to a higher mix of Atripla product sales, partially offset by product gross margin improvements driven by lower active pharmaceutical ingredients costs.

Research and Development Expenses

The following table summarizes the period over period change in the major components of our research and development (R&D) expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change
Research	$34,509	$30,193	14%
Clinical development	94,768	78,311	21%
Pharmaceutical development	26,024	21,586	21%

Total research and development	$155,301	$130,090	19%

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, materials and supplies, licenses and fees and overhead allocations consisting of various support and facilities related costs. Our R&D activities are separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1, 2, 3 and 4 clinical trials. Pharmaceutical development expenses consist of costs for product formulation and chemical analysis.

R&D expenses for the first quarter of 2008 increased by $25.2 million compared to the same quarter in 2007, primarily due to increased clinical study expenses of $18.2 million primarily in the cardiovascular area, as well as increased compensation and benefits expenses of $6.9 million primarily due to higher headcount.

We expect R&D expenses for the full year of 2008 to be higher than that of 2007, reflecting increased spending on our internal and collaborative R&D efforts relating to the progress of our product candidates into more advanced clinical studies as well as the continuation of our clinical trials related to elvitegravir for HIV, darusentan for resistant hypertension, Viread for hepatitis B and Letairis for the treatment of PAH.

Selling, General and Administrative Expenses

The following summarizes the period over period change in our selling, general and administrative (SG&A) expenses (in thousands, except percentage):

	Three Months Ended March 31,
	2008	2007	Change
Selling, general and administrative	$194,957	$166,558	17%

SG&A expenses for the first quarter of 2008 increased by $28.4 million compared to the same quarter in 2007, primarily due to increased marketing and promotional expenses of $7.5 million and other consulting and support services expenses of $8.0 million related to the growth in our business. Although a higher headcount resulted in increased compensation and benefits expenses of $13.7 million, stock-based compensation expense for the first quarter of 2008 was lower than that for the same quarter in 2007 by $10.8 million due to the inclusion of accelerated stock option expense in the first quarter of 2007 related to certain employee transitions from our acquisition of Myogen, Inc. (Myogen).

We expect SG&A expenses to increase primarily due to higher costs to be incurred on administrative activities and sales and marketing efforts to support the growth of our business, as well as costs associated with the additional launches of Atripla in the European Union and our anticipated launches of Viread for hepatitis B and aztreonam lysine for inhalation for CF in the United States and the European Union.

Purchased In-process Research and Development Expenses

In connection with our acquisitions of Myogen and Corus Pharma, Inc. (Corus) in 2006, we recorded purchased in-process research and development (IPR&D) expenses of $2.06 billion and $335.6 million, respectively, for the year ended December 31, 2006.

The purchased IPR&D expense for Myogen represented the estimated fair value of Myogen’s incomplete R&D programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition. A summary of these programs at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Ambrisentan	An orally active, non-sulfonamide, propanoic acid-class, endothelin receptor antagonist (ERA) for the treatment of PAH.	Phase 3 clinical trials were completed prior to the acquisition date. We filed an NDA with the FDA in December 2006 and, in June 2007, the FDA approved Letairis for the treatment of PAH in the United States. Additionally, in March 2007, the EMEA validated the MAA for ambrisentan for the treatment of PAH, filed by our collaboration partner, GSK. In February 2008, ambrisentan received a positive opinion from the CHMP for the treatment of PAH, and in April 2008 the European Commission granted GSK marketing authorization for ambrisentan for the treatment of PAH which will be marketed under the name Volibris by GSK.	$1,413.7

Darusentan	An orally active ETA-selective ERA for the treatment of resistant hypertension.	In Phase 3 clinical development as of the acquisition date and the date of this filing.	$644.5

The remaining efforts for completing the darusentan IPR&D program consist primarily of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that darusentan for the treatment of resistant hypertension will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. Darusentan may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of darusentan if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of this project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

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

The remaining efforts for completing Corus’s IPR&D program consist primarily of obtaining necessary regulatory approvals. Failing to obtain FDA and other regulatory body approvals is a risk that could prevent completion of development. Feedback from regulatory authorities might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that aztreonam lysine for inhalation for the treatment of CF will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Aztreonam lysine for inhalation may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of aztreonam lysine for inhalation if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of the project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

Interest and Other Income, net

Interest and other income, net, was $22.7 million for the first quarter of 2008, a decrease of $0.4 million from the first quarter of 2007. The decrease for the first quarter of 2008 compared to the same period in the prior year was primarily attributable to lower foreign currency exchange gains as compared to the prior year, offset by higher average cash and investment balances over the prior year.

Interest Expense

Interest expense was $3.1 million for the first quarter of 2008, a decrease of $1.4 million from the first quarter of 2007. The decrease for the quarter ended March 31, 2008 compared to the same period in the prior year was primarily attributable to our repayment during the first quarter of 2007 of all remaining amounts due under our term loan.

Minority Interest

The minority interest on our Condensed Consolidated Financial Statements primarily reflects BMS’s interest in the operating results of our joint venture with BMS in the United States. The joint venture was formed to develop and commercialize Atripla in the United States. As the primary beneficiary of the joint venture as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46 (As Amended), Consolidation of Variable Interest Entities, we consolidate the operations of the joint venture in our Condensed Consolidated Financial Statements.

Provision for Income Taxes

Our income tax rate was 28.0% for the quarter ended March 31, 2008, compared to 29.9% for the quarter ended March 31, 2007. Our provision for income taxes for the quarter ended March 31, 2008 was $193.4 million compared to $173.4 million for the quarter ended March 31, 2007. The tax rate for the quarter ended March 31, 2008 differed from the U.S. federal statutory rate of 35% primarily due to tax credits and certain earnings from operations in foreign tax jurisdictions for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based payments, mergers and acquisitions, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and finalization of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our net income.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital, and our cash flow activity (in thousands):

	As of March 31, 2008	As of December 31, 2007
Cash, cash equivalents and marketable securities	$2,589,004	$2,722,422
Working capital	$2,009,252	$2,292,017

	Three Months Ended March 31,
	2008	2007
Cash provided by (used in):
Operating activities	$577,098	$490,493
Investing activities	$(123,216)	$(590,431)
Financing activities	$(661,309)	$18,219

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $2.59 billion at March 31, 2008, a decrease of $133.4 million or 5% from December 31, 2007. The decrease during the first quarter of 2008 was primarily attributable to:

•	our repurchase of $815.8 million of our common stock under our stock repurchase program.

This decrease was partially offset by:

•	net cash provided by operations of $577.1 million; and

•	proceeds from issuance of stock under employee stock plans of $65.5 million.

Working Capital

Working capital at March 31, 2008 was $2.01 billion compared to $2.29 billion at December 31, 2007. Significant factors that resulted in the decrease in working capital as of March 31, 2008 were:

•

$257.8 million decrease in cash, cash equivalents and short-term marketable securities, primarily due to the repurchases of our common stock under our stock repurchase program, partially offset by net cash provided by operations; and

•	$105.9 million increase in accounts payable primarily due to the purchases of efavirenz from BMS at BMS’s approximate market value of Sustiva.

These changes were partially offset by:

•

An increase of $184.7 million in accounts receivable, net, driven primarily by increased product sales and lower collections of receivables in certain European countries where collections have traditionally been slower.

Cash Provided by Operating Activities

Cash provided by operating activities of $577.1 million for the quarter ended March 31, 2008 was comprised primarily of net income of $496.1 million adjusted for non-cash items, such as $93.5 million of tax benefits from employee stock plans, $36.1 million of stock-based compensation expense and $29.7 million of cash inflow related to changes in operating assets and liabilities. This was partially offset by $89.2 million of excess tax benefits from stock option exercises which we reclassified to cash provided by financing activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment.

Cash provided by operating activities of $490.5 million for the first quarter of 2007 was comprised primarily of $407.4 million in net income which was adjusted for non-cash items such as $57.3 million of stock-based compensation expense and $39.9 million of tax benefits related to employee stock plans, partially offset by $33.8 million of excess tax benefits from stock option exercises.

Cash Used in Investing Activities

Cash used in investing activities for the quarters ended March 31, 2008 and 2007 primarily related to purchases, sales and maturities of marketable securities, as well as capital expenditures.

We used $123.2 million of cash in investing activities during the quarter ended March 31, 2008, compared to $590.4 million during the quarter ended March 31, 2007. The decrease was primarily due to higher cash being used in financing activities during the quarter ended March 31, 2008 compared to the same period in 2007 primarily to fund our stock repurchases.

Capital expenditures made in the quarter ended March 31, 2008 related primarily to the expansion and upgrading of our facilities to accommodate our growth.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities for the quarter ended March 31, 2008 was $661.3 million, primarily related to $815.9 million used to repurchase our common stock under our stock repurchase program. The cash outflows were partially offset by $89.2 million of excess tax benefits from stock option exercises, as well as proceeds of $65.5 million that we received from issuances of stock under our employee stock plans.

Cash provided by financing activities in the quarter ended March 31, 2007 was $18.2 million, primarily related to proceeds of $83.6 million that we received from issuances of stock under our employee stock plans, as well as $33.8 million of excess tax benefits from stock option exercises. These cash inflows were partially offset by $99.0 million used to pay off all remaining amounts due on our term loan.

As of March 31, 2008, we had $2.15 billion remaining under our stock repurchase program which expires in December 2010.

Other Information

As of March 31, 2008, we had an uncollateralized revolving credit facility of $1.25 billion, of which there were no amounts outstanding.

On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), for our financial assets and liabilities which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157. SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 inputs, which include quoted prices in active markets for identical assets or liabilities, were used to measure the fair value of our U.S. treasury securities which are highly liquid and are actively traded in over-the-counter markets.

Level 2 inputs include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. Level 2 inputs were used to measure the fair value of our municipal securities, agency securities, corporate debt securities, variable rate demand notes, asset-backed securities and derivatives relating to our foreign currency forward and option contracts.

Level 3 inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation. Auction rate securities were measured using Level 3 inputs. Although auction rate securities would typically be measured using Level 2 inputs as described above, the recent failure of auctions and the lack of market activity required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a pricing model that considered projected cash flows for the issuing trusts, underlying collateral and payout formulas, weighted average life over which the cash flows are projected, and expected yields. The yields that were applied to the pricing model were based on market conditions for comparable or similar term asset-backed securities as well as other fixed income securities.

As of March 31, 2008, we had a total of $1.90 billion of cash equivalents and marketable securities. Of that total, approximately 93%, or $1.76 billion, of our total portfolio was measured using Level 1 or 2 inputs, while the remainder of our portfolio, or $140.3 million, was measured using Level 3 inputs. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of our auction rate securities measured using Level 3 inputs.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. We are currently evaluating the effect the adoption of SFAS 161 will have on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes additional reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect the adoption of SFAS 160 will have on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, requires capitalization of acquired IPR&D assets at the time of acquisition and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. As SFAS 141R is effective for business combination transactions for which the acquisition date is on or after December 15, 2008, we do not know at this time whether SFAS 141R will have a material impact to our prospective Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the quarter ended March 31, 2008 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

A portion of our marketable securities are held in auction rate securities. During the quarter ended March 31, 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are primarily comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program, and are over-collateralized. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. However, we believe that, based on our total cash and marketable securities position, our expected operating cash flows as well as access to funds through our credit facility, we are able to hold these securities until there is a recovery in the auction market and the related securities, which may be at final maturity. As a result, we do not anticipate that the current illiquidity of these auction rate securities will have a material effect on our cash requirements or working capital.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2008 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our

“disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2008.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information pertaining to legal proceedings can be found in “Part I. Item 1. Condensed Consolidated Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Commitments and Contingencies” to the interim Condensed Consolidated Financial Statements, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

In evaluating our business, you should carefully consider the following risks in addition to the other information in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such risk factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

A substantial portion of our revenues is derived from sales of a limited number of products. If we are unable to maintain or continue increasing sales of our HIV products, our results of operations may be adversely affected.

We are currently dependent on sales of our products for the treatment of human immunodeficiency virus (HIV) infection, especially Truvada and Atripla, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. HIV product sales for the first quarter of 2008 were $964.7 million, or 77% of our total revenues, and sales of Truvada and Atripla accounted for 50% and 34%, respectively, of our total HIV product sales during the first quarter of 2008. We may not be able to continue the growth rate of sales of our HIV products for the reasons stated in this risk factor section and, in particular, for the following reasons:

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

F. Hoffmann-La Roche, Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. We recognized $93.4 million in royalty revenue in the first quarter of 2008 related to royalties received from fourth quarter 2007 sales of Tamiflu by Roche. Although such royalty revenue represented less than 10% of our total revenues in the first quarter of 2008, it represented 14% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Sales of Tamiflu declined sharply in the second half of 2007 due to the fulfillment of most of the existing pandemic stockpiling orders from governments and corporations. Roche reported in January 2008 and in April 2008 that it expects a significant decrease in Tamiflu sales in 2008. As sales of Tamiflu decrease, our royalty revenues will decrease and our pre-tax income will decrease disproportionately. Any such decrease could be material and could adversely impact our operating results.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues may be adversely affected.

If we do not introduce new products or increase revenues from our existing products, we will not be able to increase or maintain our total revenues. Each new product commercialization effort, including Letairis for the treatment of pulmonary arterial hypertension (PAH), which we launched in the United States in June 2007, will face the risks outlined in this section. If we fail to increase sales of our products or bring new products to market, we may not be able to increase revenues and expand our R&D efforts. The marketing authorization applications submitted by us for aztreonam lysine for inhalation for the treatment of cystic fibrosis (CF) in the United States and the European Union or the marketing authorization applications submitted by us for Viread for the treatment of chronic hepatitis B in the United States may not be granted under the timelines currently anticipated, or at all. For example, the director of the Office of New Drugs at the U.S. Food and Drug Administration (FDA) recently announced that the FDA expects its ability to meet certain drug approval timelines (“PDUFA Dates”) to decrease and has notified some companies that its review of their drug applications has been delayed. Although we have not received any indication from the FDA that it will be unable to meet currently announced PDUFA dates for aztreonam lysine for inhalation for the treatment of CF or Viread for the treatment of chronic hepatitis B, there is a risk that approval of these products may be delayed. Any such delay could negatively impact our commercialization efforts for these products.

Further, in December 2007, the Committee for Medicinal Product for Human Use of the European Medicines Agency (EMEA) granted marketing authorization for Atripla in the European Union for the treatment of HIV-1 infection in adults with virologic suppression to HIV-1 RNA levels of less than 50 copies/mL on their current combination antiretroviral therapy for more than three months. Patients must not have experienced virological failure on any prior antiretroviral therapy and must be known not to have harbored virus strains with mutations conferring significant resistance to any of the three components contained in Atripla. This restriction of Atripla’s use in the European Union will prevent us from promoting Atripla for use in patients who are not currently achieving this reduction in viral load through the use of antiretroviral therapy, including newly diagnosed patients. If we seek to expand the indication for Atripla in the European Union, the EMEA may require us to perform additional clinical trials, which we may be unable to complete. If we are unable to expand the indication for Atripla to include a broader population of patients, the impact to future sales of Atripla in the European Union is unknown but could be more limited than in other markets, including the United States, where we have no such restrictions. In addition, sales of Atripla may increase at the expense of product sales of its component products and our overall total revenues may not increase as Atripla sales increase.

We face numerous risks and uncertainties with our product candidates, including elvitegravir, our novel HIV integrase inhibitor and darusentan for the treatment of resistant hypertension, both currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted.

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GlaxoSmithKline Inc. (GSK), which markets fixed-dose combination products that compete with Truvada and Atripla. For Hepsera, we have encountered increased competition with Baraclude (entecavir) from Bristol-Myers Squibb Company (BMS) and Tyzeka/Sebivo (telbivudine) from Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer, Inc. (Pfizer). In addition, we are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with Actelion Pharmaceuticals US, Inc.’s Tracleer (bosentan) and indirectly with PAH products from United Therapeutics Corporation and Pfizer. Aztreonam lysine for inhalation for the treatment of CF, if approved for marketing, will compete with TOBI (tobramycin for inhalation) marketed by Novartis. Viread for the treatment of chronic hepatitis B, if approved for marketing, will compete with Hepsera, our current product for the treatment of chronic hepatitis B, as well as Baraclude, and Tyzeka/Sebivo.

If significant safety issues arise for our marketed products or our product candidates, our future sales may be reduced, which would adversely affect our results of operations.

The data supporting the marketing approvals for our products and forming the basis for the safety warnings in our product labels were obtained in controlled clinical trials of limited duration and, in some cases, from post-approval use. As our products are used over longer periods of time by many patients with underlying health problems, taking numerous other medicines, we expect to continue to find new issues such as safety, resistance or drug interaction issues, which may require us to provide additional warnings or contraindications on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. If serious safety, resistance or interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results of our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. We may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

Due to our reliance on third-party contract research organizations to conduct our clinical trials, we are unable to directly control the timing, conduct, expense and quality of our clinical trials.

We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third-party contract research organizations (CROs), over which we do not have control, to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely impacted. In February 2007, we were advised by the FDA that it discovered certain irregularities during its inspection of bioanalytical analyses conducted for various organizations by one of our third-party CROs. During the period under review, the CRO performed bioanalytical analyses in studies for certain of our products. In February 2008, we received correspondence from the FDA requesting that results obtained by the CRO for certain studies should be verified through the conduct of an audit; and, if the results of an audit are not satisfactory, then the FDA may request that we repeat the affected clinical pharmacology studies. We are evaluating the action requested by the FDA and the impact of the studies on the product label. If we do not satisfactorily address the FDA’s concerns, we may be required to remove certain of the relevant clinical pharmacology data contained in the product label, which may negatively impact demand for certain of our products.

Manufacturing problems could delay product shipments and regulatory approvals, which may adversely affect our results of operations.

We depend on third parties to perform manufacturing activities effectively and on a timely basis for Truvada, Atripla, Viread, Emtriva, Hepsera, Letairis and Vistide. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and third-party manufacturers are subject to the FDA’s current Good Manufacturing Practices (GMP), which are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards and similar regulations are in effect in other countries. Our manufacturing operations are also subject to routine inspections by regulatory agencies. Additionally, these third-party manufacturers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.

Our ability to successfully manufacture and commercialize aztreonam lysine for inhalation, if approved, will depend upon our ability to continue to manufacture in a multi-product facility.

Aztreonam lysine is a mono-bactam Gram-negative antibiotic that we currently plan to manufacture, by ourselves or through third parties, in a multi-product manufacturing facility. Historically, the FDA has permitted the manufacture of mono-bactams in multi-product manufacturing facilities; however, there can be no assurance that the FDA will continue to allow this practice. We do not currently have a single-product facility that can be dedicated to the manufacture of aztreonam lysine for inhalation nor have we engaged a contract manufacturer with a single-product facility for aztreonam lysine for inhalation. If the FDA prohibits the manufacture of mono-bactam antibiotics, like aztreonam lysine for inhalation, in multi-product manufacturing facilities in the future, we may not be able to procure a single-product manufacturing facility in a timely manner, which would adversely affect our commercial supplies of aztreonam lysine for inhalation and our anticipated financial results attributable to such product, if approved.

We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which would limit our ability to generate revenues.

We need access to certain supplies and products to conduct our clinical trials and to manufacture our products. Our inability to obtain any of these materials in a timely manner may delay our development efforts for our product candidates or limit our ability to manufacture our products, which would limit our ability to generate revenues.

Suppliers of key components and materials must be named in a new drug application (NDA) filed with the FDA for any product candidate for which we are seeking FDA approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the FDA, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with Good Manufacturing Practices (GMP). Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. If, as a result of these inspections, the FDA determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would in turn decrease our revenues and harm our business.

In addition, if delivery of material from our suppliers were interrupted for any reason, we may be unable to ship certain of our products for commercial supply or to supply our products in development for clinical trials. In addition, some of our products and the materials that we utilize in our operations are made at only one facility. For example, we manufacture AmBisome and fill and finish Macugen exclusively at our facilities in San Dimas, California. In the event of a natural disaster, including an earthquake, equipment failure, strike or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome and Macugen to meet market needs.

Our product candidate, aztreonam lysine for inhalation, which is pending FDA approval, is dependent on three different single-source suppliers. First, it is administered to the lungs of patients through a device that is made by a single supplier at a single site. Second, although we are seeking FDA approval for the manufacture of aztreonam lysine for inhalation at our facilities in San Dimas, we currently rely on a single third-party supplier for the manufacture of aztreonam lysine for inhalation. There can be no assurance that the FDA will approve our facility for the manufacture of aztreonam lysine for inhalation in a timely manner or at all. In addition, we are aware that this third-party supplier has GMP compliance issues, which have resulted in the issuance of “approvable letters” by the FDA to other companies for which this supplier also manufactures. These approvable letters have indicated that the FDA is prepared to approve the NDAs upon the satisfaction of certain specified conditions, which have included the resolution of the GMP compliance issues by this supplier. If this supplier is unable to resolve these GMP compliance issues, we may also receive an approvable letter that will require the resolution of these compliance issues as a condition to obtaining marketing approval for the product. If the compliance issues are not resolved in a timely manner or if we are not able to obtain FDA approval for the manufacture of aztreonam lysine for inhalation at our facilities in San Dimas in a timely manner, aztreonam lysine for inhalation may not be approved in the anticipated timeframe, and our anticipated sales of this drug may be negatively impacted. Third, the diluent for aztreonam lysine for inhalation will be manufactured by a single supplier at a single site.

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

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with BMS for Atripla in the United States, Europe and Canada; Roche for Tamiflu; and GSK for ambrisentan in territories outside of the United States. In many countries, we rely on international distributors for sales of Truvada, Viread, Emtriva, Hepsera and AmBisome. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including:

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

Our inability to accurately estimate demand for our products, as well as sales fluctuations as a result of inventory levels held by wholesalers and parallel importation make it difficult for us to accurately forecast sales and may cause our earnings to fluctuate, which could adversely affect our stock price.

We estimate the future demand for our products, consider the shelf life of our inventory and regularly review the realizability of our inventory. If actual demand is less than our estimated demand, we could be required to record inventory write-downs, which would have an adverse impact on our results of operations.

During the quarter ended March 31, 2008, approximately 94% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. The non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAP), correctional facilities and large health maintenance organizations, which contributed to approximately 34%, based on third-party data available to us, of our sales of HIV products in the United States as of March 31, 2008, tends to be less consistent in terms of buying patterns, and often causes quarter over quarter fluctuations that do not necessarily mirror the purchasing patterns that can be seen in the retail sector. For example, in the first quarter of 2008, we observed large non-retail purchases by a small number of state ADAPs that purchase centrally and have significant warehousing capacity. We believe such purchases could be driven by the grant cycle for federal ADAP funds rather than completely demand-driven, and therefore could temper orders in the second quarter of 2008 given the likely increased inventory levels in those accounts following the first quarter of 2008.

In the European Union, we are required to permit products purchased in one country to be sold in another country. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products from countries where the prices for our products are relatively low. Purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high affect the inventory level held by our wholesalers and us and can cause the relative sales levels in the various countries to fluctuate from quarter to quarter and be more difficult to forecast. In addition, wholesalers may attempt to arbitrage the pricing differential between countries by purchasing excessive quantities of our products. These activities may result in fluctuating quarterly sales in certain countries which do not reflect the actual demand for our products from customers. Such quarterly fluctuations may impact our earnings, which could adversely affect our stock price. For example, during 2007, we experienced increased sales of our HIV products in France. We believe a portion of these products was being re-exported to other countries and resold at higher prices. Our sales of Truvada and Viread in France and any countries to or from which sales have been re-exported may continue to fluctuate. Although we established an order management system in France in December 2007 to manage Truvada and Viread sales to facilitate the adequate and appropriate supply of those products commensurate with market demand in France, there can be no assurance that this management system will be effective or that these re-exporting activities will not continue in France, other European countries or elsewhere, and as a result, our results of operations could be adversely affected.

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

We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. Patent applications are confidential for at least some period of time until a patent is issued. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. In addition, if competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful. In addition, from time to time, certain individuals or entities may challenge our patents. For example, in March 2007, the Public Patent Foundation filed requests for re-examination with the United States Patent and Trademark Office (PTO) challenging four of our patents related to tenofovir disoproxil fumarate, which is an active ingredient in Truvada, Atripla and Viread. The PTO granted these requests in July 2007. The PTO issued non-final rejections for the four patents, which is a step common in a proceeding to initiate the re-examination process. We cannot predict the ultimate outcome of these office actions. If we are unsuccessful in responding to these office actions, some or all of the original claims in our patents may be narrowed or invalidated. If the PTO narrows or invalidates any of our patents, this may cause similar organizations to challenge our patents in foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the pending U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent for tenofovir. If the tenofovir patent is rejected by the Brazilian patent authority, the Brazilian government would be free to import generic tenofovir into Brazil, which would significantly reduce our sales of HIV products in Brazil.

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

In August 2007, the PTO adopted new rules which were scheduled to become effective on November 1, 2007. In October 2007, GSK successfully obtained a preliminary injunction against implementation of these rules, and in April 2008, the court ruled in support of GSK’s challenge to the rules. The rules would have restricted the number of claims permitted in a patent application and the number of continuing patent applications that can be filed. If the PTO successfully appeals the court’s decision and the rules are implemented, we may be limited in our ability to obtain broad patent coverage for our products and product candidates and this may allow competitors to market products very similar to ours or to obtain patent coverage for closely related products.

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

A significant percentage of our product sales are denominated in foreign currencies, primarily the Euro. We use foreign currency forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge a portion of our accounts receivable balances denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. When the U.S. dollar strengthens against these foreign currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens against these currencies, the relative value of such sales increase. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. As the U.S. dollar appreciates against major European currencies, the amount of the favorable impact on our product sales which have resulted from the relatively weak U.S. dollar will decrease or be eliminated, resulting in lower pre-tax earnings. Including the impact of our hedging activities, the net foreign currency exchange impact on our first quarter 2008 revenues and pre-tax earnings, which includes revenues and expenses generated from outside the United States, was a favorable $37.0 million and $19.6 million, respectively, compared to the same period in 2007.

Our hedging program only hedges a portion of our total exposure and significant foreign exchange rate fluctuations within a short period of time could adversely affect our results of operations.

We face credit risks from our European customers that may adversely affect our results of operations.

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government-owned or supported customers in these countries totaled approximately $532.7 million as of March 31, 2008. Historically, receivables accumulated over a period of time and were settled as large lump sum payments as government funding became available. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

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

In addition, purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high may adversely impact our revenues and gross margin and may cause our sales to fluctuate from quarter to quarter. For example, during the year ended December 31, 2007, we observed an increase in cross-border sales in the European Union, where we are required to permit cross- border sales. Further, some U.S. consumers have been able to purchase products, including HIV products, from internet pharmacies in other countries at substantial discounts. Such cross-border sales could adversely affect our revenues and gross margin.

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

In Europe, the success of Truvada, Atripla, Viread, Emtriva, Hepsera, AmBisome and Tamiflu will also depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by twelve months or more. We also expect that the success of our product candidates, particularly in Europe, will depend on our ability to obtain reimbursement for these product candidates if and when commercialized. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. As new drugs come to market, we may face significant price decreases for our products across most of the European countries. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

The testing, manufacturing, marketing and use of our commercial products, as well as products in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. In recent years, coverage and availability of product liability insurance has decreased. In addition, the cost to defend lawsuits or pay damages for product liability claims may exceed our coverage. If we are unable to maintain adequate coverage or if claims exceed our coverage, our financial condition and our ability to clinically test our product candidates and to market our products will be adversely impacted. In addition, negative publicity associated with any claims, regardless of their merit, may impair our financial condition and future demand for our products.

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

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based payments, mergers and acquisitions, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and finalization of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our net income.

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

For example, on August 31, 2007, the Financial Accounting Standards Board (FASB) issued for comment a proposed FASB Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a). The proposed FSP APB

14-a addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force (EITF) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. The proposed FSP APB 14-a requires bifurcation of the conversion option from the debt instrument, classification of the conversion option in equity, and then accretion of the resulting discount on the debt to result in additional interest expense being reported in the income statement. Based on the FASB’s discussion in their March 2008 meeting, the final FSP APB 14-a is expected to be substantially as originally proposed in the exposure draft. The FSP APB 14-a is expected to be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, will require retrospective application to all periods presented and will not permit early application. Based on the proposed FSP APB 14-a, the accounting for our convertible senior notes would be affected and the change in presentation on our balance sheet and the adverse impact to our results of operations would be material.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our stock repurchase activity for the quarter ended March 31, 2008 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2008	2,454		$43.90	2,452		$2,859,701
February 1 – February 29, 2008	4,686		$44.42	4,686		$2,651,551
March 1 – March 31, 2008	9,439		$53.30	9,374		$2,151,551

Total	16,579	(1)(2)	$49.40	16,512	(1)(2)

(1)	The difference between total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us for certain employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

(2)	In February 2008, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) to repurchase $500.0 million of our common stock on an accelerated basis. This accelerated share repurchase is part of the share repurchase program authorized by our board of directors in October 2007 for the repurchase of our common stock in an amount of up to $3.0 billion through open market and private block transactions pursuant to Rule 10b5-1 plans or privately negotiated purchases or other means. Under the terms of the accelerated share repurchase agreement, we paid $500.0 million to Goldman Sachs to settle the initial purchase transaction and received 9,373,548 shares of our common stock at a price of $53.34 per share. On or before June 25, 2008, subject to extension under certain circumstances as well as the maximum and minimum share delivery provisions of the agreement, we may receive additional shares from Goldman Sachs depending on the average of the daily volume weighted average prices of our common stock during a specified period. We will not be obligated to deliver any cash or shares to Goldman Sachs other than in certain limited circumstances in which case the method of delivery (cash or shares of our common stock) would be at our discretion. The stock repurchase program expires on December 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger, among Registrant, Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D., as Chairman of and on behalf of the Stockholder Representative Committee, dated April 12, 2006

+(2)	2.2	Stock Purchase Agreement, among Registrant, Degussa AG, Laporte Nederland BV and Raylo Chemicals Inc., dated June 6, 2006

(3)	2.3	Agreement and Plan of Merger, among Registrant, Mustang Merger Sub, Inc. and Myogen, Inc., dated October 1, 2006

(4)	3.1	Restated Certificate of Incorporation of the Registrant, as amended

(5)	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant

(6)	3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(5)	3.4	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.5	Amended and Restated Bylaws of the Registrant, as amended and restated on May 8, 2007

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3, Exhibit 3.4 and Exhibit 3.5

(8)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(9)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(10)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(11)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(11)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(11)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

*(12)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(12)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

Exhibit Footnote	Exhibit Number	Description of Document
*(13)	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

*(12)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(12)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(7)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through May 9, 2007

*(14)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

*(14), (15)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(16)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(17)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(1)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(18)	10.13	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997

*(19)	10.14	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(19)	10.15	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(19)	10.16	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(20)	10.17	Licensing Agreement between Gilead Sciences Limited and Glaxo Group Limited, dated April 26, 2002

+(21)	10.19	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(22)	10.20	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(22)	10.21	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

+(23)	10.22	Master Clinical and Commercial Supply Agreement between Gilead Sciences Limited, Ltd., Registrant and Patheon Inc., dated January 1, 2003

+(23)	10.23	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated April 26, 2002 between Glaxo Group Limited and Gilead Sciences Limited

Exhibit Footnote	Exhibit Number	Description of Document
+(24)	10.24	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(25)	10.25	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(25)	10.26	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(25)	10.27	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

*(26)	10.28	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(26)	10.29	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(26)	10.30	Gilead Sciences, Inc. Corporate Bonus Plan

+(27)	10.31	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(27)	10.32	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(28)	10.33	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(5)	10.34	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

(2)	10.35	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(2)	10.36	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(2)	10.37	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(2)	10.38	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

+(2)	10.39	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(1)	10.40	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

(1)	10.41	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

Exhibit Footnote	Exhibit Number	Description of Document
+(1)	10.42	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

*(13)	10.43	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(29)	10.44	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(29)	10.45	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(30)	10.46	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

+(31)	10.47	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd. dated May 10, 2007

*(32)	10.48	Form of Restricted Stock Unit Issuance Agreement of the Company

(33)	10.49	Credit Agreement, dated as of December 18, 2007, among Registrant, Gilead Biopharmacentics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(33)	10.50	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

*(34)	10.51	2008 Base Salaries for the Named Executive Officers

*(35)	10.52	Offer Letter dated October 4, 2007 between Registrant and Caroline Dorsa

*(35)	10.53	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through October 22, 2007

*(35)	10.54	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2008

*(35)	10.55	Gilead Sciences, Inc. Severance Plan, as amended and restated effective January 1, 2008

+(35)	10.56	Commercialization Agreement dated December 10, 2007, by and between Gilead Sciences Limited and Bristol-Myers Squibb Company

*(35)	10.57	Form of employee stock option agreement used under 2004 Equity Incentive Plan (revised in January 2008)

*(35)	10.58	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants; revised in January 2008)

*(35)	10.59	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants; revised in January 2008)

*	10.60	Form of Performance Share Award Agreement used under 2004 Equity Incentive Plan (for award grants in January 2008)

	10.61	Master Confirmation, dated as of February 29, 2008 by and between Registrant and Goldman, Sachs & Co., together with the Supplemental Confirmation

Exhibit Footnote	Exhibit Number	Description of Document
+	10.62	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement dated March 6, 2008 by and between Registrant and Ampac Fine Chemicals LLC

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-117480) filed on July 19, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(18)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(21)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(22)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(29)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(30)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 5, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: May 2, 2008	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2008	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a) Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger, among Registrant, Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D., as Chairman of and on behalf of the Stockholder Representative Committee, dated April 12, 2006

+(2)	2.2	Stock Purchase Agreement, among Registrant, Degussa AG, Laporte Nederland BV and Raylo Chemicals Inc., dated June 6, 2006

(3)	2.3	Agreement and Plan of Merger, among Registrant, Mustang Merger Sub, Inc. and Myogen, Inc., dated October 1, 2006

(4)	3.1	Restated Certificate of Incorporation of the Registrant, as amended

(5)	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant

(6)	3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(5)	3.4	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.5	Amended and Restated Bylaws of the Registrant, as amended and restated on May 8, 2007

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3, Exhibit 3.4 and Exhibit 3.5

(8)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(9)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(10)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(11)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(11)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(11)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

*(12)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

Exhibit Footnote	Exhibit Number	Description of Document
*(12)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(13)	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

*(12)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(12)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(7)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through May 9, 2007

*(14)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

*(14), (15)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(16)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(17)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(1)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(18)	10.13	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997

*(19)	10.14	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(19)	10.15	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(19)	10.16	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(20)	10.17	Licensing Agreement between Gilead Sciences Limited and Glaxo Group Limited, dated April 26, 2002

+(21)	10.19	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(22)	10.20	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(22)	10.21	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

+(23)	10.22	Master Clinical and Commercial Supply Agreement between Gilead Sciences Limited, Ltd., Registrant and Patheon Inc., dated January 1, 2003

Exhibit Footnote	Exhibit Number	Description of Document
+(23)	10.23	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated April 26, 2002 between Glaxo Group Limited and Gilead Sciences Limited

+(24)	10.24	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(25)	10.25	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(25)	10.26	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(25)	10.27	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

*(26)	10.28	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(26)	10.29	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(26)	10.30	Gilead Sciences, Inc. Corporate Bonus Plan

+(27)	10.31	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(27)	10.32	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(28)	10.33	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(5)	10.34	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

(2)	10.35	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(2)	10.36	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(2)	10.37	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(2)	10.38	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

+(2)	10.39	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(1)	10.40	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

Exhibit Footnote	Exhibit Number	Description of Document
(1)	10.41	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(1)	10.42	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

*(13)	10.43	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(29)	10.44	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(29)	10.45	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(30)	10.46	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

+(31)	10.47	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd. dated May 10, 2007

*(32)	10.48	Form of Restricted Stock Unit Issuance Agreement of the Company

(33)	10.49	Credit Agreement, dated as of December 18, 2007, among Registrant, Gilead Biopharmacentics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(33)	10.50	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

*(34)	10.51	2008 Base Salaries for the Named Executive Officers

*(35)	10.52	Offer Letter dated October 4, 2007 between Registrant and Caroline Dorsa

*(35)	10.53	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through October 22, 2007

*(35)	10.54	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2008

*(35)	10.55	Gilead Sciences, Inc. Severance Plan, as amended and restated effective January 1, 2008

+(35)	10.56	Commercialization Agreement dated December 10, 2007, by and between Gilead Sciences Limited and Bristol-Myers Squibb Company

*(35)	10.57	Form of employee stock option agreement used under 2004 Equity Incentive Plan (revised in January 2008)

*(35)	10.58	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants; revised in January 2008)

*(35)	10.59	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants; revised in January 2008)

*	10.60	Form of Performance Share Award Agreement used under 2004 Equity Incentive Plan (for award grants in January 2008)

Exhibit Footnote	Exhibit Number	Description of Document
	10.61	Master Confirmation, dated as of February 29, 2008 by and between Registrant and Goldman, Sachs & Co., together with the Supplemental Confirmation

+	10.62	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement dated March 6, 2008 by and between Registrant and Ampac Fine Chemicals LLC

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-117480) filed on July 19, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(18)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(21)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(22)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(29)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(30)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 5, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.