Form 10-Q
period 2008-06-30
GILEAD SCIENCES INC
filed 2008-08-11
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-19731

GILEAD SCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3047598
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

333 Lakeside Drive, Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

650-574-3000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2008: 919,914,999

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,119,599	$968,086
Short-term marketable securities	228,122	203,892
Accounts receivable, net	1,021,369	795,127
Inventories	856,287	599,966
Deferred tax assets	133,482	152,533
Prepaid taxes	195,324	216,909
Other current assets	115,194	91,779

Total current assets	3,669,377	3,028,292
Property, plant and equipment, net	493,012	447,696
Noncurrent portion of prepaid royalties	275,388	290,742
Noncurrent deferred tax assets	306,290	297,359
Long-term marketable securities	1,560,631	1,550,444
Other noncurrent assets	212,719	220,183

Total assets	$6,517,417	$5,834,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$606,245	$290,333
Accrued government rebates	123,092	115,495
Accrued compensation and employee benefits	88,715	90,553
Income taxes payable	32,725	—
Other accrued liabilities	258,131	208,861
Deferred revenues	38,764	30,747
Current portion of other long-term obligations	3,662	286
Convertible senior notes	1,300,000	—

Total current liabilities	2,451,334	736,275
Long-term deferred revenues	58,224	61,316
Convertible senior notes	—	1,300,000
Long-term income taxes payable	116,086	125,232
Other long-term obligations	26,453	11,604
Minority interest	93,095	140,299
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 922,619 and 932,484 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	923	932
Additional paid-in capital	3,505,878	3,214,341
Accumulated other comprehensive loss	(11)	(4,363)
Retained earnings	265,435	249,080

Total stockholders’ equity	3,772,225	3,459,990

Total liabilities and stockholders’ equity	$6,517,417	$5,834,716

(1)	The condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$1,217,216	$905,058	$2,358,522	$1,745,283
Royalty revenues	50,608	135,747	160,060	316,209
Contract and other revenues	10,301	7,284	17,695	15,027

Total revenues	1,278,125	1,048,089	2,536,277	2,076,519

Costs and expenses:
Cost of goods sold	265,684	183,131	505,532	354,769
Research and development	176,542	135,931	331,843	266,021
Selling, general and administrative	219,533	186,179	414,490	352,737
Purchased in-process research and development	10,851	—	10,851	—

Total costs and expenses	672,610	505,241	1,262,716	973,527

Income from operations	605,515	542,848	1,273,561	1,102,992
Interest and other income, net	14,026	27,689	36,726	50,793
Interest expense	(3,174)	(2,707)	(6,279)	(7,254)
Minority interest	2,160	2,401	4,035	4,554

Income before provision for income taxes	618,527	570,231	1,308,043	1,151,085
Provision for income taxes	175,699	162,301	369,088	335,748

Net income	$442,828	$407,930	$938,955	$815,337

Net income per share—basic	$0.48	$0.44	$1.01	$0.88

Shares used in per share calculation—basic	922,796	931,677	925,455	929,322

Net income per share—diluted	$0.46	$0.42	$0.97	$0.85

Shares used in per share calculation—diluted	965,663	967,928	966,087	964,614

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net income	$938,955	$815,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,781	15,971
Amortization	17,188	10,311
Purchased in-process research and development expense	10,851	—
Stock-based compensation expense	73,011	105,101
Excess tax benefits from stock-based compensation	(120,595)	(68,861)
Tax benefits from employee stock plans	129,372	81,706
Deferred income taxes	10,120	39,804
Other non-cash transactions	33,247	5,198
Changes in operating assets and liabilities:
Accounts receivable, net	(183,951)	(115,322)
Inventories	(254,380)	(6,088)
Prepaid expenses and other assets	3,005	(19,506)
Accounts payable	314,499	(101,783)
Income taxes payable	23,579	112,778
Accrued liabilities	22,974	58,368
Deferred revenues	4,925	6,057
Minority interest	(43,169)	63,143

Net cash provided by operating activities	1,003,412	1,002,214

Investing Activities:
Purchases of marketable securities	(1,307,600)	(1,680,889)
Proceeds from sales of marketable securities	1,205,699	865,326
Proceeds from maturities of marketable securities	52,300	90,640
Acquisition of assets from Navitas	(6,768)	—
Capital expenditures and other	(41,947)	(46,830)

Net cash used in investing activities	(98,316)	(771,753)

Financing Activities:
Proceeds from issuances of common stock	135,564	148,487
Repurchases of common stock	(965,989)	(454,888)
Repayments of long-term debt and other obligations	(193)	(99,248)
Excess tax benefits from stock-based compensation	120,595	68,861

Net cash used in financing activities	(710,023)	(336,788)

Effect of exchange rate changes on cash	(43,560)	(8,032)

Net change in cash and cash equivalents	151,513	(114,359)
Cash and cash equivalents at beginning of period	968,086	816,007

Cash and cash equivalents at end of period	$1,119,599	$701,648

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

The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, prepaid royalties, clinical trial accruals, tax provision and stock-based compensation. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and our joint ventures with Bristol-Myers Squibb Company (BMS), for which we are the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. We record a minority interest in our Condensed Consolidated Financial Statements to reflect BMS’s interest in the joint ventures. Significant intercompany transactions have been eliminated.

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (SEC).

Earnings Per Share

Basic earnings per share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents and the assumed exercise of warrants relating to the convertible senior notes due in 2011 (2011 Notes) and the convertible senior notes due in 2013 (2013 Notes) (collectively, the Notes) are determined under the treasury stock method.

The Notes are considered to be Instrument C securities as defined by Emerging Issues Task Force (EITF) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (EITF 90-19); therefore, only the conversion spread relating to the Notes is included in our diluted earnings per share calculation. The potential dilutive shares of our common stock resulting from the assumed settlement of the conversion spread of the Notes are determined under the method set forth in EITF 90-19. Under such method, the settlement of the conversion spread of the Notes has a dilutive effect when the average market price of our common stock during the period exceeds $38.75 and $38.10 for the 2011 Notes and 2013 Notes, respectively. The average market price of our common stock during the six months ended June 30, 2007 did not exceed either of the conversion prices of the Notes.

Warrants relating to the 2011 Notes and 2013 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80 and $53.90, respectively. Such warrants were outstanding during the six months ended June 30, 2008 and 2007 and three months ended June 30, 2007, but were not included in the computation of diluted earnings per share because the warrants’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

Stock options to purchase approximately 8.5 million and 10.1 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Stock options to purchase approximately 14.2 million and 14.6 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$442,828	$407,930	$938,955	$815,337

Denominator:
Weighted-average shares of common stock outstanding used in calculation of basic earnings per share	922,796	931,677	925,455	929,322
Effect of dilutive securities:
Stock options and equivalents	32,775	34,566	32,846	35,292
Conversion spread related to convertible senior notes	9,360	1,685	7,786	—
Warrants related to convertible senior notes	732	—	—	—

Weighted-average shares of common stock outstanding used in calculation of diluted earnings per share	965,663	967,928	966,087	964,614

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

On January 1, 2008, we adopted the provisions of SFAS 157 on a prospective basis for our financial assets and liabilities. SFAS 157 requires that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

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

Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes, convertible note hedges, warrants to purchase our stock and the forward contract that we entered into as part of our accelerated share repurchase program in February 2008 and which was completed in June 2008. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instruments at the date of adoption will require a retrospective application through a cumulative effect adjustment to retained earnings upon adoption. We are currently evaluating the effect the adoption of EITF 07-5 will have on our Condensed Consolidated Financial Statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We expect that the adoption of FSP APB 14-1 will have a material impact on our financial position and results of operations. Based on the requirements of FSP APB 14-1, we estimate that if FSP APB 14-1 was effective for the current and comparative periods, we would have reported additional interest expense related to our Notes of approximately $13.1 million and $26.0 million during the three and six months ended June 30, 2008, respectively, and $12.4 million and $24.4 million during the three and six months ended June 30, 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes additional reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for interim periods and fiscal years beginning after December 15, 2008. We are currently evaluating the effect the adoption of SFAS 160 will have on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, requires capitalization of purchased in-process research and development (IPR&D) assets at the time of acquisition and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. As SFAS 141R is effective for business combination transactions for which the acquisition date occurs in fiscal years beginning after December 15, 2008, we do not know at this time whether SFAS 141R will have a material impact on our future Condensed Consolidated Financial Statements.

2. ASSET ACQUISITION

In May 2008, we executed an asset purchase agreement with Navitas Assets, LLC (Navitas) to acquire all of the assets related to its cicletanine business. We acquired the exclusive rights to regulatory data and filings for development of cicletanine as a monotherapy for pulmonary arterial hypertension (PAH) and for other indications in the United States. We plan to evaluate cicletanine as a potential treatment of PAH.

The aggregate purchase price for the acquisition was $10.9 million, and consisted primarily of cash paid. In addition, Navitas is entitled to potential additional purchase consideration, including payments contingent on future achievement of certain development and regulatory milestones. These amounts will be recorded when and if the related contingencies are resolved. The purchase price was allocated to IPR&D which represents the in-process research and development program for cicletanine that had not yet reached technological feasibility and had no alternative future uses as of the acquisition date, and therefore, was expensed upon acquisition within our Condensed Consolidated Statement of Income.

3. INVENTORIES

Inventories are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$410,527	$244,725
Work in process	186,343	136,651
Finished goods	259,417	218,590

Total inventories	$856,287	$599,966

As of June 30, 2008 and December 31, 2007, the joint ventures formed by Gilead and BMS, which are included in our Condensed Consolidated Financial Statements, held a total of $539.3 million and $296.2 million in inventory, respectively, of efavirenz active pharmaceutical ingredient which the joint ventures purchased from BMS at BMS’s estimated average net selling price of Sustiva.

4. FAIR VALUE

The following table summarizes, for each major category of assets or liabilities, the respective fair value at June 30, 2008 and the classification by level of input within the fair value hierarchy defined in SFAS 157 (in thousands):

		Fair Value Measurement at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$128,405	$20,487	$107,918	$—
Marketable securities	1,788,753	237,768	1,419,709	131,276
Derivatives	6,206	—	6,206	—

	$1,923,364	$258,255	$1,533,833	$131,276

Liabilities:
Derivatives	$11,047	$—	$11,047	$—

The following table is a reconciliation of marketable securities measured at fair value using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Balance, beginning of period	$140,285	$7,258
Total realized losses included in earnings	(366)	(2,264)
Total unrealized gains (losses) included in other comprehensive loss	22	(8,688)
Purchases and sales	(8,665)	(22,729)
Transfers into Level 3	—	157,699

Balance, end of period	$131,276	$131,276

Total losses for the three and six months ended June 30, 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$(366)	$(2,264)

Marketable securities measured at fair value using Level 3 inputs are comprised primarily of auction rate securities within our available-for-sale investment portfolio. The underlying assets of our auction rate securities are comprised of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a life of seven to 10 years. The discount rates applied to the discounted cash flow model were based on market conditions for comparable or similar term asset-backed securities as well as other fixed income securities adjusted for an illiquidity discount. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have interest rates ranging up to 5.4%. At June 30, 2008, our auction rate securities continued to earn interest.

Our auction rate securities were measured using Level 3 inputs and were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheet at June 30, 2008. Although there have been failed auctions as well as lack of market activity and liquidity during the past six months, based on our assessment of the underlying collateral, the creditworthiness of the issuers of the securities and our ability and intent to hold these securities until anticipated recovery which could be at final maturity, we had no other-than-temporary impairments on these securities as of June 30, 2008.

5. CONVERTIBLE SENIOR NOTES

During the three months ended June 30, 2008, the closing price of our common stock for at least 20 trading days during the last 30 consecutive trading day period was more than 130% of the applicable conversion price per share of our $1.30 billion convertible senior notes; therefore, the Notes became eligible for conversion into shares of our common stock for the three months ending September 30, 2008. As a result, we reclassified the convertible senior notes from long-term liabilities to current liabilities at June 30, 2008. The continued conversion eligibility of the Notes in future quarters will depend on the closing price of our common stock during the last 30 consecutive trading days of each quarter, which will determine whether the Notes will be classified as current or long-term liabilities within our Condensed Consolidated Balance Sheet at the end of each quarter.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 12, 2006, the United States District Court for the Northern District of California executed orders dismissing in its entirety and with prejudice the fourth consolidated amended complaint associated with a purported class action lawsuit against us and our Chief Executive Officer; Chief Operating Officer; former Executive Vice President of Operations; Executive Vice President of Research and Development and Chief Scientific Officer; Senior Vice President of Manufacturing; and Senior Vice President of Research, alleging that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the SEC, by making certain alleged false and misleading statements. The plaintiffs have appealed the dismissal. It is not possible to predict the outcome of this case, and as such, no amounts have been accrued related to the outcome of this case.

On November 29, 2006, we received a subpoena from the United States Attorney’s Office in San Francisco requesting documents regarding our marketing and medical education programs for Truvada, Viread and Emtriva. We have been cooperating and will continue to cooperate with any related governmental inquiry. It is not possible to predict the outcome of this inquiry, and as such, no amounts have been accrued related to the outcome of this inquiry.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, financial position or results of operations.

7. STOCK-BASED COMPENSATION EXPENSE

The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of goods sold	$2,848	$2,682	$4,542	$5,212
Research and development expenses	15,370	16,661	32,265	37,769
Selling, general and administrative expenses	18,657	28,464	36,204	62,120

Stock-based compensation expense included in total costs and expenses	36,875	47,807	73,011	105,101
Income tax effect	(10,466)	(13,547)	(20,601)	(30,655)

Stock-based compensation expense included in net income	$26,409	$34,260	$52,410	$74,446

8. STOCKHOLDERS’ EQUITY

Stock Option Plan

In May 2008, our stockholders approved an amendment to the Gilead Sciences, Inc. 2004 Equity Incentive Plan (2004 Plan) to increase the number of shares authorized for issuance under the 2004 Plan by 10,000,000 shares of our common stock. As of June 30, 2008, there were 41,976,616 shares authorized and available for future grant under the 2004 Plan.

Stock Repurchase Program

In February 2008, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) to repurchase $500.0 million of our common stock on an accelerated basis. This accelerated share repurchase is part of the share repurchase program authorized by our board of directors in October 2007 for the repurchase of our common stock in an amount of up to $3.00 billion through open market and private block transactions or privately negotiated purchases or other means. Under the terms of the accelerated share repurchase agreement, we paid $500.0 million to Goldman Sachs to settle the initial purchase transaction and received 9,373,548 shares of our common stock at a price of $53.34 per share. In June 2008, upon maturity of the agreement and in accordance with the share delivery provisions of the agreement, we received an additional 239,612 shares of our common stock based on the average of the daily volume weighted-average prices of our common stock during a specified period less a predetermined discount per share. As a result, the final purchase price of our common stock from the accelerated share repurchase was $52.01 per share.

In accordance with EITF Issue No. 99-7, Accounting for an Accelerated Share Repurchase Program, we accounted for the accelerated share repurchase as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the transaction date and (b) as a forward contract indexed to our own common stock. As such, we accounted for the 9,373,548 shares that we received as a repurchase of our common stock and retired those shares immediately for earnings per share purposes. The 239,612 additional shares that we received upon maturity of the contract in June 2008 were also recorded in stockholders’ equity. We determined that the forward contract indexed to our own common stock met all of the applicable criteria for equity classification in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and therefore, the contract was not accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

During the three and six months ended June 30, 2008, in addition to the repurchases made under the accelerated share repurchase, we also repurchased and retired 2,767,191 and 9,905,249 shares, respectively, of our common stock at an average purchase price of $54.21 and $47.02 per share, respectively, for an aggregate purchase price of $150.0 million and $465.8 million, respectively, through open market transactions. As of June 30, 2008, the remaining authorized amount of stock repurchases that may be made under this stock repurchase program which expires in December 2010 was $2.00 billion.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (APIC) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the three months ended June 30, 2008, we reduced common stock and APIC by an aggregate of $7.4 million and charged $142.7 million to retained earnings. During the six months ended June 30, 2008, we reduced common stock and APIC by an aggregate of $46.7 million and charged $919.3 million to retained earnings.

In July and through August 7, 2008, we repurchased and retired 4,600,000 shares of our common stock at an average purchase price of $53.05 for an aggregate purchase price of $244.1 million through open market transactions. As of August 7, 2008, the remaining authorized amount of stock repurchases that may be made under this stock repurchase program which expires in December 2010 was $1.76 billion.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$442,828	$407,930	$938,955	$815,337
Net foreign currency translation gain (loss)	(653)	273	3,663	278
Net unrealized loss on available-for-sale securities, net of related tax effects	(18,849)	(5,089)	(15,949)	(13,177)
Net unrealized gain on cash flow hedges, net of related tax effects	27,421	3,817	16,638	4,628

Comprehensive income	$450,747	$406,931	$943,307	$807,066

9. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All of our products are included in one segment because our major products, Truvada, Atripla, Viread, Hepsera, Emtriva and AmBisome, which collectively accounted for substantially all of our total product sales for the three and six months ended June 30, 2008 and 2007, have similar economic and other characteristics, including the nature of our products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Antiviral products:
Truvada	$516,149	$385,360	$995,534	$731,298
Atripla	355,101	212,384	679,318	402,567
Viread	150,681	154,897	303,348	315,575
Hepsera	90,365	75,173	173,387	146,517
Emtriva	8,088	9,604	16,477	17,927

Total antiviral products	1,120,384	837,418	2,168,064	1,613,884
AmBisome	69,768	64,754	140,796	126,256
Other	27,064	2,886	49,662	5,143

Total product sales	$1,217,216	$905,058	$2,358,522	$1,745,283

Product sales and product-related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partner. The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$681,270	$512,550	$1,350,846	$1,006,753

Outside of the United States:
France	97,499	84,650	189,845	154,106
Spain	90,706	60,131	168,430	115,478
Switzerland	46,028	129,037	148,920	302,944
Italy	74,634	52,158	144,225	101,646
United Kingdom	72,663	54,536	136,152	104,077
Germany	64,102	32,196	103,584	65,362
Other European countries	50,698	50,073	116,258	103,052
Other countries	100,525	72,758	178,017	123,101

Total revenues outside of the United States	596,855	535,539	1,185,431	1,069,766

Total revenues	$1,278,125	$1,048,089	$2,536,277	$2,076,519

The following table summarizes revenues from each of our customers and collaboration partner who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cardinal Health, Inc.	21%	19%	22%	20%
McKesson Corp.	14%	14%	15%	14%
AmerisourceBergen Corp.	11%	10%	11%	10%
F. Hoffmann-La Roche Ltd	*	12%	*	14%

*	Amount less than 10%.

10. INCOME TAXES

Our income tax rate was 28.4% and 28.2% for the three and six months ended June 30, 2008, respectively, and our income tax rate was 28.5% and 29.2% for the three and six months ended June 30, 2007, respectively. Our income tax rates differed from the U.S. federal statutory rate of 35% due primarily to certain earnings from operations in foreign tax jurisdictions for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

We believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $19 million in the next 12 months as we expect to have a settlement of certain tax audits. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonably reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities.

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

This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “could,” “should,” “might,” “believe,” “seek,” “estimate,” “continue,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our businesses and other characterizations of future events or circumstances are forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled “Risk Factors” under Part II, Item 1A below, in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007, and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2008 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Executive Summary

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life-threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Australia. Currently, we market Truvada® (emtricitabine and tenofovir disoproxil fumarate), Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B; AmBisome® (amphotericin B) liposome for injection for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection; and Flolan® (epoprostenol sodium) for the treatment of pulmonary hypertension. F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. OSI Pharmaceuticals, Inc. markets Macugen® (pegaptanib sodium injection) in the United States and Europe for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us.

Our operating results for the second quarter of 2008 were led by product sales of $1.22 billion. Antiviral product sales (Truvada, Atripla, Viread, Hepsera and Emtriva) of $1.12 billion, which increased by 34% in the second quarter of 2008 from the second quarter of 2007, were the key drivers for total product sales growth of 34% in the second quarter of 2008 as compared to the second quarter of 2007. Truvada product sales for the second quarter of 2008 increased by $130.8 million, or 34%, from the second quarter of 2007. Atripla product sales for the second quarter of 2008 increased by $142.7 million, or 67%, from the second quarter of 2007. The increase in Truvada and Atripla product sales in the second quarter of 2008 as compared to the second quarter of 2007 was driven primarily by sales volume growth. Hepsera product sales for the second quarter of 2008 increased 20% from the second quarter of 2007, driven primarily by sales volume growth in certain European markets, as well as a favorable foreign currency exchange impact. AmBisome product sales in the second quarter of 2008 increased by 8% from the second quarter of 2007 driven primarily by a favorable foreign currency exchange impact. Under our collaborations with corporate partners, we recognized $50.6 million in royalty revenues in the second quarter of 2008, of which $37.5 million related to royalties received from first quarter 2008 sales of Tamiflu by Roche. Due to the depreciation of the U.S. dollar against certain currencies in the second quarter of 2008 compared to the second quarter of 2007, foreign currency denominated product sales experienced a net benefit from the foreign currency fluctuations. This resulted in a favorable impact of approximately $45.2 million on total revenues and $20.7 million on pre-tax income in the second quarter of 2008 compared to the second quarter of 2007.

In April 2008, the European Commission granted marketing authorization on our Type II variation application to extend the indication for Viread to include the treatment of chronic hepatitis B in adults in all 27 member states of the European Union. Additionally, in April 2008, Viread was approved for the treatment of chronic hepatitis B in New Zealand and Turkey. We currently have marketing applications for Viread for chronic hepatitis B under review in the United States, Australia and Canada.

During the second quarter of 2008, we continued to make progress on the development of our compounds and drug candidates. In the HIV area, in July 2008, we began dosing patients in the first of two Phase 3 clinical studies for elvitegravir (GS 9137), our novel integrase inhibitor for HIV, which we licensed from Japan Tobacco Inc. in 2005. In the hepatitis C area, we continue to screen patients in the continuation of the Phase 1b study of GS 9190, a non-nucleoside polymerase inhibitor, and completed the dosing of this study in July 2008. Pending receipt of positive results from this study, we anticipate beginning the Phase 2 study in patients infected with the hepatitis C virus by the end of 2008. In the cardiovascular area, we continued to enroll patients in our two Phase 3 clinical studies for darusentan for the treatment of resistant hypertension. We expect to complete enrollment and receive data from these two studies in 2009.

In May 2008, we executed an asset purchase agreement with Navitas Assets, LLC (Navitas) to acquire all of the assets related to its cicletanine business. We acquired the exclusive rights to regulatory data and filings for development of cicletanine as a monotherapy for PAH and for other indications in the United States. We plan to evaluate cicletanine as a potential treatment of PAH. The aggregate purchase price for the acquisition was $10.9 million, and consisted primarily of cash paid. In addition, Navitas is entitled to potential additional purchase consideration, including payments contingent on future achievement of certain development and regulatory milestones.

Our cash, cash equivalents and marketable securities increased by $185.9 million in the six months ended June 30, 2008, driven primarily by our operating cash flows of $1.00 billion during the six months ended June 30, 2008, offset by common stock repurchases of $965.8 million under our stock repurchase program.

As certain criteria were met as of June 30, 2008, our convertible senior notes became eligible for conversion during the quarter ending September 30, 2008. As a result, we reclassified our $1.30 billion convertible senior notes from long-term liabilities to current liabilities on our Condensed Consolidated Balance Sheet at June 30, 2008. The continued conversion eligibility of our convertible senior notes in future quarters will depend on the closing price of our common stock during the last 30 consecutive trading days of each quarter, which will determine whether our convertible senior notes will be classified as current or long-term liabilities within our Condensed Consolidated Balance Sheet at the end of each quarter.

In July and through August 7, 2008, we repurchased and retired 4,600,000 shares of our common stock at an average purchase price of $53.05 for an aggregate purchase price of $244.1 million, through open market transactions. As of August 7, 2008, the remaining authorized amount of stock repurchases that may be made under our stock repurchase program which expires in December 2010 was $1.76 billion.

We believe our current cash, cash equivalents and marketable securities as well as funds available through our credit facility will continue to allow us to further our corporate development initiatives, as well as to meet our ongoing working capital and infrastructure needs.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended June 30, 2008 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Total Revenues

Total revenues were $1.28 billion for the second quarter of 2008 and $1.05 billion for the second quarter of 2007. Total revenues were $2.54 billion for the six months ended June 30, 2008 and $2.08 billion for the same period in 2007. Included in total revenues were product sales, royalty revenues and contract and other revenues.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands, except percentages):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Antiviral products:
Truvada	$516,149	$385,360	34%	$995,534	$731,298	36%
Atripla	355,101	212,384	67%	679,318	402,567	69%
Viread	150,681	154,897	(3)%	303,348	315,575	(4)%
Hepsera	90,365	75,173	20%	173,387	146,517	18%
Emtriva	8,088	9,604	(16)%	16,477	17,927	(8)%

Total antiviral products	1,120,384	837,418	34%	2,168,064	1,613,884	34%
AmBisome	69,768	64,754	8%	140,796	126,256	12%
Other	27,064	2,886	838%	49,662	5,143	866%

Total product sales	$1,217,216	$905,058	34%	$2,358,522	$1,745,283	35%

Total product sales increased by 34% and 35% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to an overall increase in our antiviral product sales including the strong growth of Atripla sales primarily from its continued uptake in the United States and the recent launches in certain European countries, as well as the continued growth of Truvada sales in the United States and Europe. Due to the depreciation of the U.S. dollar against certain currencies, foreign currency denominated product sales experienced a net benefit from the foreign currency fluctuations of approximately $45.2 million and $82.4 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Antiviral Products

Antiviral product sales increased by 34% for both the three and six months ended June 30, 2008, compared to the same periods in 2007, driven primarily by sales volume growth of Truvada and Atripla, as well as a favorable foreign currency exchange impact.

•	Truvada

Truvada sales increased by 34% and 36% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, driven primarily by sales volume growth in the United States and Europe, as well as a favorable foreign currency exchange impact. Truvada sales accounted for 46% of our total antiviral product sales for each of the three and six months ended June 30, 2008.

•	Atripla

Atripla sales increased by 67% and 69% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, driven primarily by strong sales volume growth in the United States and Europe. We consolidate 100% of Atripla product sales because we are the primary beneficiary of our joint venture with Bristol-Myers Squibb Company (BMS) in the United States. The efavirenz portion of these Atripla sales was approximately $130.5 million and $250.1 million for the three and six months ended June 30, 2008, respectively, and approximately $78.5 million and $148.9 million for the three and six months ended June 30, 2007, respectively. Atripla was approved for sale in the United States and in the European Union in July 2006 and December 2007, respectively. Atripla sales accounted for 32% and 31% of our total antiviral product sales in the three and six months ended June 30, 2008, respectively.

•	Viread

Viread sales decreased by 3% and 4% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, driven primarily by lower sales volumes in the United States and Europe, partially offset by a favorable foreign currency exchange impact. Lower sales volumes were due primarily to patients switching from a Viread-containing regimen to one containing Truvada and/or Atripla in countries where Truvada and/or Atripla is available.

•	Hepsera

Hepsera sales increased by 20% and 18% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, driven primarily by a favorable foreign currency exchange impact and sales volume growth in certain European markets.

AmBisome

AmBisome sales increased by 8% and 12% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, driven primarily by a favorable foreign currency exchange impact.

For the full year of 2008, we expect total product sales to continue to grow as we continue to expand our sales and marketing efforts, including our continued launch of Atripla in additional European countries, as well as Viread for chronic hepatitis B in Europe.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands, except percentages):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Royalty revenues	$50,608	$135,747	(63)%	$160,060	$316,209	(49)%

Royalty revenues decreased by 63% and 49% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, driven primarily by the recognition of Tamiflu royalties from Roche of $37.5 million and $130.9 million in the three and six months ended June 30, 2008, respectively, compared to Tamiflu royalties from Roche of $123.1 million and $291.0 million recognized in the three and six months ended June 30, 2007, respectively. The decrease in Tamiflu royalties is due to the lower Tamiflu sales recorded by Roche for the fourth quarter of 2007 and the first quarter of 2008 compared to the same periods in the prior years, including decreased sales related to pandemic planning initiatives worldwide. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which the product is sold.

Roche reported in January 2008, April 2008 and July 2008 that it expects a significant decrease in Tamiflu sales in 2008 compared to 2007; therefore, we expect our royalty revenues for 2008 to be significantly lower compared to 2007.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our total product sales and cost of goods sold (each, in thousands, except percentages) and our product gross margin:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Total product sales	$1,217,216	$905,058	34%	$2,358,522	$1,745,283	35%
Cost of goods sold	$265,684	$183,131	45%	$505,532	$354,769	42%
Product gross margin	78.2%	79.8%		78.6%	79.7%

Product gross margin for the second quarter of 2008 was 78.2%, compared to 79.8% for the second quarter of 2007. Product gross margin for the six months ended June 30, 2008 was 78.6%, compared to 79.7% for the same period in 2007. The lower product gross margins for the three and six months ended June 30, 2008 compared to the same periods in 2007 were due primarily to the higher proportion of Atripla sales, which include the efavirenz portion at zero product gross margin.

We expect product gross margin for the full year of 2008 to be slightly lower than that of 2007, due primarily to a higher mix of Atripla product sales, partially offset by product gross margin improvements driven by lower active pharmaceutical ingredients costs.

Research and Development Expenses

The following table summarizes the period over period changes in the major components of our research and development (R&D) expenses (in thousands, except percentages):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Research	$40,757	$29,763	37%	$75,266	$59,956	26%
Clinical development	109,987	85,970	28%	204,755	164,281	25%
Pharmaceutical development	25,798	20,198	28%	51,822	41,784	24%

Total research and development	$176,542	$135,931	30%	$331,843	$266,021	25%

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

R&D expenses for the second quarter of 2008 increased by $40.6 million compared to the same quarter of 2007, due primarily to increased clinical study expenses of $17.7 million primarily in the antiviral and cardiovascular areas, as well as increased compensation and benefit expenses of $15.1 million due primarily to higher headcount.

R&D expenses for the six months ended June 30, 2008 increased by $65.8 million compared to the same period in 2007, due primarily to increased clinical study expenses of $35.9 million primarily in the antiviral and cardiovascular areas, as well as increased compensation and benefit expenses of $22.0 million due primarily to higher headcount.

We expect R&D expenses for the full year of 2008 to be higher than that of 2007, reflecting increased spending on our internal and collaborative R&D efforts relating to the progress of our product candidates into more advanced clinical studies, as well as the continuation of our existing clinical trials.

Selling, General and Administrative Expenses

The following summarizes the period over period changes in our selling, general and administrative (SG&A) expenses (in thousands, except percentages):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2008	2007		2008	2007
Selling, general and administrative	$219,533	$186,179	18%	$414,490	$352,737	18%

SG&A expenses for the second quarter of 2008 increased by $33.4 million compared to the same quarter of 2007, due primarily to costs of $12.4 million associated with certain termination-related disputes in our international operations, as well as increased marketing and promotional expenses of $8.8 million including those related to the launch of Atripla in certain European countries. A higher headcount also resulted in increased compensation and benefit expenses of $13.9 million for the second quarter of 2008 compared to the same quarter of 2007. The increase in compensation and benefit expenses was partially offset by the decrease in stock-based compensation expense of $9.8 million due primarily to the change in the vesting schedule of the annual stock option grants made to our board of directors during the second quarter of 2008 compared to the same quarter of 2007.

SG&A expenses for the six months ended June 30, 2008 increased by $61.8 million compared to the same period in 2007, due primarily to increased marketing and promotional expenses of $16.3 million including those related to the launch of Atripla in certain European countries, other consulting and support services expenses of $13.0 million related to the growth in our business, as well as costs of $12.4 million associated with certain termination-related disputes in our international operations. A higher headcount also resulted in increased compensation and benefit expenses of $27.6 million for the six months ended June 30, 2008 compared to the same period in 2007. The increase in compensation and benefit expenses was partially offset by the decrease in stock-based compensation expense of $25.9 million due primarily to the higher expense associated with unvested stock options that we assumed from the Myogen, Inc. (Myogen) acquisition in 2006 and which continue to vest, including accelerated stock-based compensation expense from certain Myogen employee transitions during the six months ended June 30, 2007, as well as a change in the vesting schedule of the annual stock option grants made to our board of directors during the six months ended June 30, 2008 compared to the same period of 2007.

We expect SG&A expenses for the full year of 2008 to be higher than that of 2007 due primarily to the continued growth in our business and the costs of supporting higher headcount and expanded operations, including the continued expansion of our international operations, as well as increased sales and marketing efforts to support the growth of our product franchises.

Purchased In-process Research and Development Expenses

In connection with our acquisitions of Myogen and Corus Pharma, Inc. (Corus) in 2006, we recorded purchased in-process research and development (IPR&D) expenses of $2.06 billion and $335.6 million, respectively, for the year ended December 31, 2006.

The purchased IPR&D expense for Myogen represented the estimated fair value of Myogen’s incomplete R&D programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and therefore, was expensed upon acquisition. A summary of these programs at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Ambrisentan	An orally active, non-sulfonamide, propanoic acid-class, endothelin receptor antagonist (ERA) for the treatment of PAH.	Phase 3 clinical trials were completed prior to the acquisition date. We filed an NDA with the U.S. Food and Drug Administration (FDA) in December 2006, and in June 2007, the FDA approved Letairis for the treatment of PAH in the United States. Additionally, in March 2007, the European Medicines Agency (EMEA) validated the marketing authorization application for ambrisentan for the treatment of PAH, filed by our collaboration partner, GlaxoSmithKline Inc. (GSK). In February 2008, ambrisentan received a positive opinion from the CHMP for the treatment of PAH, and in April 2008, the European Commission granted GSK marketing authorization for ambrisentan for the treatment of PAH which will be marketed under the name Volibris by GSK.	$1,413.7

Darusentan	An orally active ETA-selective ERA for the treatment of resistant hypertension.	In Phase 3 clinical development as of the acquisition date and the date of this filing.	$644.5

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

The purchased IPR&D expense for Corus represented the estimated fair value of Corus’s incomplete inhaled aztreonam lysine for cystic fibrosis (CF) R&D program that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition. A description of this program at the acquisition date, updated for subsequent changes in status of development, is as follows:

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

The remaining efforts for completing Corus’s IPR&D program consist primarily of obtaining necessary regulatory approvals. Failing to obtain FDA and other regulatory body approvals is a risk that could prevent completion of development. Feedback from regulatory authorities might require additional trials to be performed. We cannot be certain that aztreonam lysine for inhalation for the treatment of CF will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Aztreonam lysine for inhalation may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of aztreonam lysine for inhalation if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of the project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

In connection with our acquisition of the cicletanine assets from Navitas, we recorded IPR&D expense of $10.9 million during the three months ended June 30, 2008. As we do not consider the acquisition to be a material purchase, we have not made further disclosures regarding the related purchased IPR&D.

Interest and Other Income, net

Interest and other income, net, was $14.0 million and $36.7 million for the three and six months ended June 30, 2008, respectively, a decrease of $13.7 million and $14.1 million from the same periods in 2007, respectively. The decrease for the three and six months ended June 30, 2008 compared to the same periods in 2007 was due primarily to lower foreign currency exchange gains compared to the prior year. The decrease for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was partially offset by increased interest and other income driven primarily by higher average cash and investment balances.

Provision for Income Taxes

Our income tax rate was 28.4% and 28.2% for the three and six months ended June 30, 2008, respectively, compared to 28.5% and 29.2% for the three and six months ended June 30, 2007, respectively. Our provision for income taxes for the three and six months ended June 30, 2008 was $175.7 million and $369.1 million, respectively, compared to $162.3 million and $335.7 million for the three and six months ended June 30, 2007, respectively. The tax rates for the three and six months ended June 30, 2008 differed from the U.S. federal statutory rate of 35% due primarily to certain earnings from operations in foreign tax jurisdictions for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activity (in thousands):

	As of June 30, 2008	As of December 31, 2007
Cash, cash equivalents and marketable securities	$2,908,352	$2,722,422
Working capital	$1,218,043	$2,292,017

	Six Months Ended June 30,
	2008	2007
Cash provided by (used in):
Operating activities	$1,003,412	$1,002,214
Investing activities	$(98,316)	$(771,753)
Financing activities	$(710,023)	$(336,788)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $2.91 billion at June 30, 2008, an increase of $185.9 million or 7% from December 31, 2007. This increase was primarily attributable to:

•	net cash provided by operations of $1.00 billion; and

•	proceeds from issuances of common stock under our employee stock plans of $135.6 million.

These increases were offset by our repurchases of $965.8 million of our common stock under our stock repurchase program during the first six months of 2008.

Working Capital

Working capital was $1.22 billion at June 30, 2008, a decrease of $1.07 billion from December 31, 2007. This decrease was primarily attributable to:

•	the $1.30 billion reclassification of our convertible senior notes from long-term liabilities to current liabilities; and

•	a $315.9 million increase in accounts payable due primarily to the purchases of efavirenz from BMS at BMS’s approximate market value of Sustiva.

These decreases were partially offset by:

•	an increase of $256.3 million in inventories due primarily to the purchases of efavirenz from BMS at BMS’s approximate market value of Sustiva;

•	an increase of $226.2 million in accounts receivable, net, driven primarily by increased product sales; and

•

a $175.7 million increase in cash, cash equivalents and short-term marketable securities, due primarily to the net cash provided by operations and proceeds from issuances of common stock, offset by repurchases of our common stock under our stock repurchase program.

Cash Provided by Operating Activities

Cash provided by operating activities of $1.00 billion for the six months ended June 30, 2008 primarily related to net income of $939.0 million adjusted for non-cash items, such as $129.4 million of tax benefits from employee stock plans, $73.0 million of stock-based compensation expense and $112.5 million of cash outflow related to changes in operating assets and liabilities. This was partially offset by $120.6 million of excess tax benefits from stock option exercises which we reclassified to cash provided by financing activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment.

Cash provided by operating activities of $1.00 billion for the six months ended June 30, 2007 was comprised primarily of $815.3 million in net income which was adjusted for non-cash items such as $105.1 million of stock-based compensation expense and $81.7 million of tax benefits from employee stock plans, partially offset by $68.9 million of excess tax benefits from stock option exercises.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2008 and 2007 primarily related to purchases, sales and maturities of marketable securities, as well as capital expenditures.

We used $98.3 million of cash in investing activities during the six months ended June 30, 2008, compared to $771.8 million during the six months ended June 30, 2007. The decrease was due primarily to more cash being used in financing activities during the six months ended June 30, 2008 compared to the same period in 2007 to fund our stock repurchases.

Capital expenditures made in the six months ended June 30, 2008 related primarily to the expansion and upgrading of our facilities and information systems to accommodate our growth.

Cash Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2008 was $710.0 million, driven primarily by the $966.0 million used to repurchase our common stock under our stock repurchase program. The cash outflows were partially offset by $120.6 million of excess tax benefits from stock option exercises, as well as proceeds of $135.6 million that we received from issuances of common stock under our employee stock plans.

Cash used in financing activities for the six months ended June 30, 2007 was $336.8 million, driven primarily by the $454.9 million used to repurchase our common stock under the stock repurchase program and $99.0 million used to pay off all remaining amounts due on our term loan. The cash outflows were partially offset by proceeds of $148.5 million that we received from issuances of common stock under our employee stock plans, as well as $68.9 million of excess tax benefits from stock option exercises.

As of June 30, 2008, we had $2.00 billion remaining under our stock repurchase program which expires in December 2010.

Other Information

In July and through August 7, 2008, we repurchased and retired 4,600,000 shares of our common stock at an average purchase price of $53.05 for an aggregate purchase price of $244.1 million through open market transactions. As of August 7, 2008, the remaining authorized amount of stock repurchases that may be made under our stock repurchase program which expires in December 2010 was $1.76 billion.

As of June 30, 2008, we had an uncollateralized revolving credit facility of $1.25 billion, of which there were no amounts outstanding.

On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157) on a prospective basis for our financial assets and liabilities. SFAS 157 requires that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 inputs include quoted prices in active markets for identical assets or liabilities and were used to measure the fair value of our U.S. treasury securities which are highly liquid and are actively traded in over-the-counter markets.

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

Level 3 inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation. Auction rate securities were measured using Level 3 inputs. Although auction rate securities would typically be measured using Level 2 inputs as described above, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The discount rates applied to the discounted cash flow model were based on market conditions for comparable or similar term asset-backed securities as well as other fixed income securities adjusted for an illiquidity discount.

As of June 30, 2008, we had a total of $1.92 billion of cash equivalents and marketable securities. Of that total, approximately 93%, or $1.79 billion, of our total portfolio was measured using Level 1 or 2 inputs, while the remainder of our portfolio, or $131.3 million, was measured using Level 3 inputs. See “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of our auction rate securities measured using Level 3 inputs.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s

Own Stock (EITF 07-5). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes, convertible note hedges, warrants to purchase our stock and the forward contract that we entered into as part of our accelerated share repurchase program in February 2008 and which was completed in June 2008. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instruments at the date of adoption will require a retrospective application through a cumulative effect adjustment to retained earnings upon adoption. We are currently evaluating the effect the adoption of EITF 07-5 will have on our Condensed Consolidated Financial Statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We expect that the adoption of FSP APB 14-1 will have a material impact on our financial position and results of operations. Based on the requirements of FSP APB 14-1, we estimate that if FSP APB 14-1 was effective for the current and comparative periods, we would have reported additional interest expense related to our Notes of approximately $13.1 million and $26.0 million during the three and six months ended June 30, 2008, respectively, and $12.4 million and $24.4 million during the three and six months ended June 30, 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes additional reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for interim periods and fiscal years beginning after December 15, 2008. We are currently evaluating the effect the adoption of SFAS 160 will have on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, requires capitalization of

IPR&D assets at the time of acquisition and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. As SFAS 141R is effective for business combination transactions for which the acquisition date occurs in fiscal years beginning after December 15, 2008, we do not know at this time whether SFAS 141R will have a material impact on our future Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2008 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

A portion of our marketable securities are held in auction rate securities. During the quarter ended March 31, 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program, and are over-collateralized. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have interest rates ranging up to 5.4%. At June 30, 2008, our auction rate securities continued to earn interest.

If auctions continue to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. However, we believe that, based on our total cash and marketable securities position, our expected operating cash flows as well as access to funds through our credit facility, we are able to hold these securities until there is a recovery in the auction market and the related securities, which may be at final maturity. As a result, we do not anticipate that the current illiquidity of these auction rate securities will have a material effect on our cash requirements or working capital.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2008 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined under Securities and Exchange Commission (SEC) rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2008.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In evaluating our business, you should carefully consider the following risks in addition to the other information in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such risk factors and therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

A substantial portion of our revenues is derived from sales of a limited number of products. If we are unable to maintain or continue increasing sales of our HIV products, our results of operations may be adversely affected.

We are currently dependent on sales of our products for the treatment of human immunodeficiency virus (HIV) infection, especially Truvada and Atripla, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. HIV product sales for the second quarter of 2008 were $1.03 billion, or 81% of our total revenues, and sales of Truvada and Atripla accounted for 50% and 34%, respectively, of our total HIV product sales during the second quarter of 2008. We may not be able to continue the growth rate of sales of our HIV products for the reasons stated in this risk factor section and, in particular, for the following reasons:

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

A portion of our pre-tax income is derived from royalty revenue recognized from sales of Tamiflu by Roche. As sales of Tamiflu decrease, our pre-tax income will be disproportionately affected.

F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. We recognized $37.5 million in royalty revenue in the second quarter of 2008 related to royalties received from first quarter 2008 sales of Tamiflu by Roche. Although such royalty revenue represented less than 3% of our total revenues in the second quarter of 2008, it represented 6% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Sales of Tamiflu declined sharply in the second half of 2007 due to the fulfillment of most of the existing pandemic stockpiling orders from governments and corporations. Roche reported in January 2008, April 2008 and July 2008 that it expects a significant decrease in Tamiflu sales in 2008. As sales of Tamiflu decrease, our royalty revenues will decrease and our pre-tax income will decrease disproportionately. Any such decrease could be material and could adversely impact our operating results.

Our inability to accurately estimate demand for our products, as well as sales fluctuations as a result of inventory levels held by wholesalers, pharmacies and non-retail customers make it difficult for us to accurately forecast sales and may cause our earnings to fluctuate, which could adversely affect our financial results and our stock price.

During the six months ended June 30, 2008, approximately 91% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. The non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAP), correctional facilities and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter over quarter fluctuations that do not necessarily mirror the purchasing patterns that can be seen of the retail sector. For example, in the first quarter of 2008, we observed large non-retail purchases by a small number of state ADAPs that purchase centrally and have significant warehousing capacity. We believe such purchases were driven by the grant cycle for federal ADAP funds rather than current patient demand, which tempered orders and our associated product sales, revenues and earnings in the second quarter of 2008 as these organizations depleted their increased inventory levels established during the first quarter of 2008. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in similar fluctuations in our product sales, revenues and earnings in the future.

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

If we do not introduce new products or increase revenues from our existing products, we will not be able to increase or maintain our total revenues. Each new product commercialization effort, including Letairis for the treatment of pulmonary arterial hypertension (PAH), which we launched in the United States in June 2007, will face the risks outlined in this section. If we fail to increase sales of our products or bring new products to market, we may not be able to increase revenues and expand our R&D efforts. The marketing authorization applications submitted by us for aztreonam lysine for inhalation for the treatment of cystic fibrosis (CF) in the United States and the European Union or the marketing authorization application submitted by us for Viread for the treatment of chronic hepatitis B in the United States may not be granted under the timelines currently anticipated, or at all. For example, the director of the Office of New Drugs at the U.S. Food and Drug Administration (FDA) announced in early 2008 that the FDA expects its ability to meet certain drug approval timelines (PDUFA Dates) to decrease and has notified some companies that its review of their drug applications has been delayed. Although we have not received any indication from the FDA that it will be unable to meet currently announced PDUFA Dates for aztreonam lysine for inhalation for the treatment of CF or Viread for the treatment of chronic hepatitis B, there is a risk that approval of these products, or any other products for which we seek approval, may be significantly delayed. Any such delay could negatively impact our commercialization efforts for these products.

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

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GlaxoSmithKline Inc. (GSK), which markets fixed-dose combination products that compete with Truvada and Atripla. For Hepsera, we have encountered increased competition with Baraclude (entecavir) from Bristol-Myers Squibb Company (BMS) and Tyzeka/Sebivo (telbivudine) from Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer Inc. (Pfizer). In addition, we are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with Actelion Pharmaceuticals US, Inc.’s Tracleer (bosentan) and indirectly with PAH products from United Therapeutics Corporation and Pfizer. Tamiflu competes with Relenza (zanamivir) sold by GSK and generic competitors, including amantadine and rimantadine. In addition, BioCryst Pharmaceuticals, Inc. is developing injectable formulations of peramivir, an influenza neuraminidase inhibitor, which is currently in Phase 2 clinical trials, and, if approved, would compete with Tamiflu. Aztreonam lysine for inhalation for the treatment of CF, if approved for marketing, will compete with TOBI (tobramycin for inhalation) marketed by Novartis. Viread for the treatment of chronic hepatitis B, if approved for marketing, will compete with Hepsera, our current product for the treatment of chronic hepatitis B, as well as Baraclude from BMS and Tyzeka/Sebivo from Novartis.

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

Our product Letairis, which was approved by the FDA in June 2007, is a member of a class of compounds called endothelin receptor antagonists which pose specific risks, including serious risks of liver injury and birth defects. Because of these risks, Letairis is available only through the Letairis Education and Access Program (LEAP), a restricted distribution program intended to help physicians and patients learn about the risks associated with the product and assure appropriate use of the product. As the product is used by additional patients, we may discover new risks associated with Letairis which may result in changes to the distribution program and additional restrictions on the use of Letairis which may decrease demand for the product. For example, since the launch of Letairis, cases of edema in certain patients taking Letairis have been reported. This information has recently been added to the product label, which may negatively impact demand for the product. If serious safety, resistance or drug interaction issues arise with Letairis, sales of Letairis could be limited or halted by us or by regulatory authorities.

Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to achieve continued compliance could delay or halt commercialization of our products.

The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA and comparable regulatory agencies in other countries. We are continuing clinical trials for Truvada, Atripla, Viread, Hepsera, Emtriva, AmBisome and Letairis for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.

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

On September 27, 2007, President Bush signed into law the Food and Drug Administration Amendments Act of 2007 (FDAAA), which significantly expanded the FDA’s authority, including, among other things, to:

•	require sponsors of marketed products to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk;

•	mandate labeling changes to products, at any point in a product’s lifecycle, based on new safety information; and

•

require sponsors to implement a Risk Evaluation and Mitigation Strategy for a product which could include a medication guide, patient package insert, a communication plan to healthcare providers or other elements as the FDA deems are necessary to assure safe use of the drug, which could include imposing certain restrictions on distribution or use of a product.

Failure to comply with these or other requirements, if imposed on a sponsor by the FDA, could result in significant civil monetary penalties.

The results and anticipated timelines of our clinical trials are uncertain and may not support continued development of a product pipeline, which would adversely affect our prospects for future revenue growth.

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results of our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. We may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

Due to our reliance on third-party contract research organizations to conduct our clinical trials, we are unable to directly control the timing, conduct, expense and quality of our clinical trials.

We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third-party contract research organizations (CROs), over which we do not have control, to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely impacted. In February 2007, we were advised by the FDA that it discovered certain irregularities during its inspection of bioanalytical analyses conducted for various organizations by one of our third-party CROs. During the period under review, the CRO performed bioanalytical analyses in studies for certain of our products. In February 2008, we received correspondence from the FDA requesting that we verify results obtained by the CRO for certain studies through the conduct of an audit. If the results of an audit prove unsatisfactory, the FDA may request that we repeat the affected clinical pharmacology studies. We are evaluating the action requested by the FDA and the impact of the studies on the product label. If we do not satisfactorily address the FDA’s concerns, we may be required to remove certain of the relevant clinical pharmacology data contained in the product label, which may negatively impact demand for certain of our products.

Manufacturing problems could delay product shipments and regulatory approvals, which may adversely affect our results of operations.

We depend on third parties to perform manufacturing activities effectively and on a timely basis for Truvada, Atripla, Viread, Hepsera, Emtriva, Letairis and Vistide. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and third-party manufacturers are subject to the FDA’s current Good Manufacturing Practices (GMP), which are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards. Similar regulations are in effect in other countries. Our manufacturing operations are also subject to routine inspections by regulatory agencies. Additionally, these third-party manufacturers are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.

Our ability to successfully manufacture and commercialize aztreonam lysine for inhalation, if approved, will depend upon our ability to manufacture in a multi-product facility.

Aztreonam lysine is a mono-bactam Gram-negative antibiotic that we currently plan to manufacture, by ourselves or through third parties, in multi-product manufacturing facilities. Historically, the FDA has permitted the manufacture of mono-bactams in multi-product manufacturing facilities; however, there can be no assurance that the FDA will continue to allow this practice. We do not currently have a single-product facility that can be dedicated to the manufacture of aztreonam lysine for inhalation nor have we engaged a contract manufacturer with a single-product facility for aztreonam lysine for inhalation. If the FDA prohibits the manufacture of mono-bactam antibiotics, like aztreonam lysine for inhalation, in multi-product manufacturing facilities in the future, we may not be able to procure a single-product manufacturing facility in a timely manner, which would adversely affect our commercial supplies of aztreonam lysine for inhalation and our anticipated financial results attributable to such product, if approved.

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

Suppliers of key components and materials must be named in a new drug application (NDA) filed with the FDA for any product candidate for which we are seeking FDA approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. If, as a result of these inspections, the FDA determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would in turn decrease our revenues and harm our business.

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

Our product candidate, aztreonam lysine for inhalation, which is pending FDA approval, is dependent on three different single-source suppliers. First, it is administered to the lungs of patients through a device that is made by a single supplier at a single site. Second, the FDA recently approved our facilities in San Dimas to manufacture aztreonam lysine for inhalation, subject to FDA approval of the product and device. The San Dimas facility is the only manufacturing site authorized to manufacture aztreonam lysine for inhalation, although we are pursuing FDA approval of a third-party supplier. Third, the diluent for aztreonam lysine for inhalation will be manufactured by a single supplier at a single site.

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

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with BMS for Atripla in the United States, Europe and Canada; Roche for Tamiflu; and GSK for ambrisentan in territories outside of the United States. In many countries, we rely on international distributors for sales of Truvada, Viread, Hepsera, Emtriva and AmBisome. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including:

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

Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed or revenues from products could decline.

Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories in Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and South Korea. The success of Hepsera in these territories depends almost entirely on the efforts of GSK. In this regard, GSK promotes Epivir-HBV/Zeffix, a product that competes with Hepsera. Consequently, GSK’s marketing strategy for Hepsera may be influenced by its promotion of Epivir-HBV/Zeffix. We receive royalties from GSK equal to a percentage of GSK’s net sales of Hepsera as well as net sales of GSK’s Epivir-HBV/Zeffix. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera in its territories, our potential revenues from sales of Hepsera from these territories may be substantially reduced.

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

Further, we will be dependent on the supplier of the inhalation device that delivers aztreonam lysine for inhalation, if and when regulatory approval is obtained, to distribute the device through specialty pharmacies or other distribution channels, and we will not have control over many key aspects related to the device. For example, the supplier could encounter issues with regulatory agencies related to the device or be unable to supply sufficient quantities of this device at the time of a commercial launch or following such a launch. Moreover, because this device will be subject to a separate reimbursement approval process, in the event our supplier is unable to obtain reimbursement approval or receives approval at a lower-than-expected price, sales of aztreonam lysine for inhalation may be adversely affected. Any of the previously described issues may limit or delay the commercial launch of aztreonam lysine for inhalation, which would adversely affect our financial results.

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

We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. Patent applications are confidential for at least some period of time until a patent is issued. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. In addition, if competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive even if we are ultimately successful. In addition, from time to time, certain individuals or entities may challenge our patents. For example, in March 2007, the Public Patent Foundation filed requests for re-examination with the United States Patent and Trademark Office (PTO) challenging four of our patents related to tenofovir disoproxil fumarate, which is an active ingredient in Truvada, Atripla and Viread. The PTO granted these requests in July 2007. The PTO issued non-final rejections for the four patents, which is a step common in a proceeding to initiate the re-examination process. In May and June 2008, the PTO confirmed the patentability of three of the four patents. In July 2008, the PTO confirmed the patentability of the fourth patent. Although we were successful in responding to the PTO office actions, similar organizations may still challenge our patents in foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the pending U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir in Brazil. If the tenofovir patent application is rejected by the Brazilian patent authority, the Brazilian government would be free to import generic tenofovir into Brazil, which would significantly reduce our sales of HIV products in Brazil.

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

In August 2007, the PTO adopted new rules which were scheduled to become effective on November 1, 2007. In October 2007, GSK successfully obtained a preliminary injunction against implementation of these rules, and in April 2008, the court ruled in support of GSK’s challenge to the rules and obtained a permanent injunction against their implementation. The rules would have restricted the number of claims permitted in a patent application and the number of continuing patent applications that can be filed. Following the court’s ruling, the PTO filed a notice of appeal to the Federal Court of Appeals. If the PTO successfully appeals the court’s decision and the rules are implemented, we may be limited in our ability to obtain broad patent coverage for our products and product candidates and this may allow competitors to market products very similar to ours or to obtain patent coverage for closely related products.

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

A significant percentage of our product sales are denominated in foreign currencies, primarily the Euro. We use foreign currency forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge a portion of our accounts receivable balances denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. When the U.S. dollar strengthens against these foreign currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens against these currencies, the relative value of such sales increase. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. As the U.S. dollar appreciates against major European currencies, the amount of the favorable impact on our product sales which have resulted from the relatively weak U.S. dollar will decrease or be eliminated, resulting in lower pre-tax earnings. The net foreign currency exchange impact on our second quarter 2008 revenues and pre-tax earnings, which includes revenues and expenses generated from outside the United States, was a favorable $45.2 million and $20.7 million, respectively, compared to the second quarter of 2007.

Our hedging program only hedges a portion of our total exposure and significant foreign exchange rate fluctuations within a short period of time could adversely affect our results of operations.

We face credit risks from our European customers that may adversely affect our results of operations.

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government-owned or supported customers in these countries totaled approximately $549.0 million as of June 30, 2008. Historically, receivables accumulated over a period of time and were settled as large lump sum payments as government funding became available. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

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

In addition, purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high may adversely impact our revenues and gross margin and may cause our sales to fluctuate from quarter to quarter. For example, in the European Union, we are required to permit products purchased in one country to be sold in another country. Purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high affect the inventory level held by our wholesalers and us and can cause the relative sales levels in the various countries to fluctuate from quarter to quarter and be more difficult to forecast. In addition, wholesalers may attempt to arbitrage the pricing differential between countries by purchasing excessive quantities of our products. These activities may result in fluctuating quarterly sales in certain countries which do not reflect the actual demand for our products from customers. Such quarterly fluctuations may impact our earnings, which could adversely affect our stock price. For example, during 2007, we experienced increased sales of our HIV products in France. We believe a portion of these products was being re-exported to other countries and resold at higher prices. Our sales of Truvada and Viread in France and any countries to or from which sales have been re-exported may continue to fluctuate. Although we established an order management system in France in December 2007 to manage Truvada and Viread sales to facilitate the adequate and appropriate supply of those products commensurate with market demand in France, there can be no assurance that this management system will be effective or that these re-exporting activities will not continue in France, other European countries or elsewhere, and as a result, our results of operations could be adversely affected.

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

In Europe, the success of Truvada, Atripla, Viread, Hepsera, Emtriva, AmBisome, Tamiflu and Volibris also depends largely on obtaining and maintaining government reimbursement, because in many European countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by 12 months or more. We also expect that the success of our product candidates, particularly in Europe, will depend on our ability to obtain reimbursement for these product candidates if approved and commercialized. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. As new drugs come to market, we may face significant price decreases for our products across most of the European countries. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

The testing, manufacturing, marketing and use of our commercial products, as well as product candidates in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. In recent years, coverage and availability of product liability insurance has decreased. In addition, the cost to defend lawsuits or pay damages for product liability claims may exceed our coverage. If we are unable to maintain adequate coverage or if claims exceed our coverage, our financial condition and our ability to clinically test our product candidates and to market our products will be adversely impacted. In addition, negative publicity associated with any claims, regardless of their merit, may impair our financial condition and future demand for our products.

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

We, along with certain of our officers and a former officer, were named as defendants in a class action lawsuit alleging violations of federal securities laws, which lawsuit has been dismissed by the court. However, the plaintiffs in this class action have appealed the dismissal.

In addition, in November 2006, we received a subpoena from the U.S. Attorney’s Office in San Francisco requesting documents regarding our marketing and medical education programs for Truvada, Viread and

Emtriva. We have been cooperating and will continue to cooperate with any related governmental inquiry. The outcome of the class action lawsuit, any other lawsuits brought against us, the investigation or any other such investigations brought against us, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.

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

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2003 and 2004 tax years, by the Franchise Tax Board of California for the 2004 and 2005 tax years, and by various other state and foreign jurisdictions. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Adverse resolution of one or more of these exposures in any reporting period could have a material impact on the results of operations for that period.

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

For example, in May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We expect that the adoption of FSP APB 14-1 will have a material impact on our financial position and results of operations. Based on the requirements of FSP APB 14-1, we estimate that if FSP APB 14-1 was effective for the current and comparative periods, we would have reported additional interest expense related to our convertible senior notes of approximately $13.1 million and $26.0 million during the three and six months ended June 30, 2008, respectively, and $12.4 million and $24.4 million during the three and six months ended June 30, 2007, respectively.

In addition, in December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, requires capitalization of purchased in-process research and development assets at the time of acquisition and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. As SFAS 141R is effective for business combination transactions for which the acquisition date occurs in fiscal years beginning after December 15, 2008, we do not know at this time whether SFAS 141R will have a material impact on our future Condensed Consolidated Financial Statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our stock repurchase activity for the three months ended June 30, 2008 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2008	—		$—	—		$2,151,551
May 1 – May 31, 2008	2		$54.14	—		$2,151,551
June 1 – June 30, 2008	3,007		$54.03	3,007		$2,001,553

Total	3,009	(1)(2)	$54.03	3,007	(1)(2)

(1)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us for certain employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

(2)	In February 2008, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) to repurchase $500.0 million of our common stock on an accelerated basis. This accelerated share repurchase is part of the share repurchase program authorized by our board of directors in October 2007 for the repurchase of our common stock in an amount of up to $3.00 billion through open market and private block transactions or privately negotiated purchases or other means. This stock repurchase program expires in December 2010. Under the terms of the accelerated share repurchase agreement, we paid $500.0 million to Goldman Sachs to settle the initial purchase transaction and received 9,373,548 shares of our common stock at a price of $53.34 per share. In June 2008, upon maturity of the agreement and in accordance with the share delivery provisions of the agreement, we received an additional 239,612 shares of our common stock based on the average of the daily volume weighted-average prices of our common stock during a specified period less a predetermined discount per share. As a result, the final purchase price of our common stock from the accelerated share repurchase was $52.01 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Stockholders was held on May 8, 2008 in Millbrae, California. Of the 920,335,881 shares of our common stock entitled to vote at the meeting, 821,633,734 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Our stockholders elected ten directors to serve for the ensuing year and until their successors are elected and qualified, or until their earlier death, resignation or removal. The votes regarding the election of directors were as follows:

Name	Shares Voted For	Votes Withheld
Paul Berg	810,699,534	10,934,200
John F. Cogan	811,068,005	10,565,729
Etienne F. Davignon	734,219,333	87,414,401
James M. Denny	800,363,011	21,270,723
Carla A. Hills	810,541,068	11,092,666
John W. Madigan	807,445,408	14,188,326
John C. Martin	801,475,359	20,158,375
Gordon E. Moore	796,187,022	25,446,712
Nicholas G. Moore	807,377,326	14,256,408
Gayle E. Wilson	790,005,295	31,628,439

Our stockholders ratified the selection of Ernst & Young LLP by the Audit Committee of our Board of Directors as Gilead’s independent registered public accounting firm for the fiscal year ending December 31, 2008. There were 796,165,019 votes cast for the proposal, 17,777,348 votes cast against, 7,691,367 abstentions and no broker non-votes.

Our stockholders approved an amendment to Gilead’s 2004 Equity Incentive Plan (2004 Plan) to (i) increase the number of shares authorized for issuance under the 2004 Plan by 10,000,000 shares of our common stock; (ii) increase the limit on the maximum number of shares for which full value awards, such as restricted stock, restricted stock units, performance shares, performance units (to the extent settled in common stock) and phantom shares, may be issued under the 2004 Plan by 5,000,000 shares, and eliminate stock appreciation rights from such limitation; and (iii) expand and re-confirm the performance criteria required for vesting of one or more awards under the 2004 Plan in order to assure that the income tax deductibility of those awards granted to certain executive officers will not be subject to the $1,000,000 per-person limitation otherwise imposed under Section 162(m) of the Internal Revenue Code. There were 659,029,296 votes cast for the proposal, 82,704,491 votes cast against, 7,784,735 abstentions and 72,115,212 broker non-votes.

Our stockholders approved an amendment to Gilead’s Restated Certificate of Incorporation to increase the authorized number of shares of Gilead’s common stock from 1,400,000,000 to 2,800,000,000 shares. There were 730,107,815 votes cast for the proposal, 79,816,049 votes cast against, 9,742,850 abstentions and 1,967,020 broker non-votes.

ITEM 5.	OTHER INFORMATION

In July 2008 we received a letter from Pfizer, who currently has rights to market Vistide outside of the United States, providing their six-month notice of termination of these rights. After termination of Pfizer’s rights, we will continue to make Vistide available to patients outside of the United States.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger, among Registrant, Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D., as Chairman of and on behalf of the Stockholder Representative Committee, dated April 12, 2006

+(2)	2.2	Stock Purchase Agreement, among Registrant, Degussa AG, Laporte Nederland BV and Raylo Chemicals Inc., dated June 6, 2006

(3)	2.3	Agreement and Plan of Merger, among Registrant, Mustang Merger Sub, Inc. and Myogen, Inc., dated October 1, 2006

(4)	3.1	Restated Certificate of Incorporation of the Registrant

(5)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(6)	3.3	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on May 8, 2007

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(8)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(9)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(10)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(11)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(11)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(11)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

*(12)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(12)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(13)	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

Exhibit Footnote	Exhibit Number	Description of Document
*(12)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(12)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(7)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through May 9, 2007

*(14)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

*(14), (15)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(16)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(17)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(1)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(18)	10.12	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997

*(19)	10.13	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(19)	10.14	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(19)	10.15	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(20)	10.16	Licensing Agreement between Gilead Sciences Limited and Glaxo Group Limited, dated April 26, 2002

+(21)	10.17	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(22)	10.18	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(22)	10.19	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

+(23)	10.20	Master Clinical and Commercial Supply Agreement between Gilead Sciences Limited, Ltd., Registrant and Patheon Inc., dated January 1, 2003

+(23)	10.21	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated April 26, 2002 between Glaxo Group Limited and Gilead Sciences Limited

+(24)	10.22	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(25)	10.23	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

Exhibit Footnote	Exhibit Number	Description of Document
+(25)	10.24	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(25)	10.25	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

*(26)	10.26	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(26)	10.27	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(26)	10.28	Gilead Sciences, Inc. Corporate Bonus Plan

+(27)	10.29	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated September 27, 1996

+(27)	10.30	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(28)	10.31	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(6)	10.32	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

(2)	10.33	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(2)	10.34	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(2)	10.35	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(2)	10.36	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

+(2)	10.37	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(1)	10.38	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

(1)	10.39	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(1)	10.40	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

Exhibit Footnote	Exhibit Number	Description of Document
*(13)	10.41	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(29)	10.42	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(29)	10.43	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(30)	10.44	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

+(31)	10.45	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd. dated May 10, 2007

*(32)	10.46	Form of Restricted Stock Unit Issuance Agreement of the Company

(33)	10.47	Credit Agreement, dated as of December 18, 2007, among Registrant, Gilead Biopharmacentics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(33)	10.48	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

*(34)	10.49	2008 Base Salaries for the Named Executive Officers

*(35)	10.50	Offer Letter dated October 4, 2007 between Registrant and Caroline Dorsa

*(35)	10.51	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2008

+(35)	10.52	Commercialization Agreement dated December 10, 2007, by and between Gilead Sciences Limited and Bristol-Myers Squibb Company

*(35)	10.53	Form of employee stock option agreement used under 2004 Equity Incentive Plan (revised in January 2008)

*(35)	10.54	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants; revised in January 2008)

*(35)	10.55	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants; revised in January 2008)

*(36)	10.56	Form of Performance Share Award Agreement used under 2004 Equity Incentive Plan (for award grants in January 2008)

(36)	10.57	Master Confirmation, dated as of February 29, 2008 by and between Registrant and Goldman, Sachs & Co., together with the Supplemental Confirmation

+(36)	10.58	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement dated March 6, 2008 by and between Registrant and Ampac Fine Chemicals LLC

*	10.59	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2008

*	10.60	Gilead Sciences, Inc. Severance Plan, as amended and restated effective May 7, 2008

*	10.61	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

Exhibit Footnote	Exhibit Number	Description of Document
	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(18)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(21)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(22)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(29)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(30)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 5, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)
Date: August 8, 2008	/s/ JOHN C. MARTIN
John C. Martin, Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	/s/ ROBIN L. WASHINGTON
Robin L. Washington
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a) Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger, among Registrant, Gryphon Acquisition Sub, Inc., Corus Pharma, Inc. and Rodney A. Ferguson, Ph.D., as Chairman of and on behalf of the Stockholder Representative Committee, dated April 12, 2006

+(2)	2.2	Stock Purchase Agreement, among Registrant, Degussa AG, Laporte Nederland BV and Raylo Chemicals Inc., dated June 6, 2006

(3)	2.3	Agreement and Plan of Merger, among Registrant, Mustang Merger Sub, Inc. and Myogen, Inc., dated October 1, 2006

(4)	3.1	Restated Certificate of Incorporation of the Registrant

(5)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(6)	3.3	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on May 8, 2007

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(8)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(9)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(10)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(11)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(11)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(11)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

*(12)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(12)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

Exhibit Footnote	Exhibit Number	Description of Document
*(13)	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

*(12)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(12)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(7)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through May 9, 2007

*(14)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

*(14), (15)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(16)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(17)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(1)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(18)	10.12	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997

*(19)	10.13	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(19)	10.14	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(19)	10.15	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(20)	10.16	Licensing Agreement between Gilead Sciences Limited and Glaxo Group Limited, dated April 26, 2002

+(21)	10.17	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(22)	10.18	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(22)	10.19	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

+(23)	10.20	Master Clinical and Commercial Supply Agreement between Gilead Sciences Limited, Ltd., Registrant and Patheon Inc., dated January 1, 2003

+(23)	10.21	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated April 26, 2002 between Glaxo Group Limited and Gilead Sciences Limited

+(24)	10.22	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

Exhibit Footnote	Exhibit Number	Description of Document
+(25)	10.23	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(25)	10.24	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(25)	10.25	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

*(26)	10.26	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(26)	10.27	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(26)	10.28	Gilead Sciences, Inc. Corporate Bonus Plan

+(27)	10.29	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(27)	10.30	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(28)	10.31	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(6)	10.32	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

(2)	10.33	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(2)	10.34	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(2)	10.35	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(2)	10.36	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

+(2)	10.37	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(1)	10.38	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

(1)	10.39	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

Exhibit Footnote	Exhibit Number	Description of Document
+(1)	10.40	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

*(13)	10.41	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(29)	10.42	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(29)	10.43	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(30)	10.44	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

+(31)	10.45	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd. dated May 10, 2007

*(32)	10.46	Form of Restricted Stock Unit Issuance Agreement of the Company

(33)	10.47	Credit Agreement, dated as of December 18, 2007, among Registrant, Gilead Biopharmacentics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(33)	10.48	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

*(34)	10.49	2008 Base Salaries for the Named Executive Officers

*(35)	10.50	Offer Letter dated October 4, 2007 between Registrant and Caroline Dorsa

*(35)	10.51	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2008

+(35)	10.52	Commercialization Agreement dated December 10, 2007, by and between Gilead Sciences Limited and Bristol-Myers Squibb Company

*(35)	10.53	Form of employee stock option agreement used under 2004 Equity Incentive Plan (revised in January 2008)

*(35)	10.54	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants; revised in January 2008)

*(35)	10.55	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants; revised in January 2008)

*(36)	10.56	Form of Performance Share Award Agreement used under 2004 Equity Incentive Plan (for award grants in January 2008)

(36)	10.57	Master Confirmation, dated as of February 29, 2008 by and between Registrant and Goldman, Sachs & Co., together with the Supplemental Confirmation

+(36)	10.58	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement dated March 6, 2008 by and between Registrant and Ampac Fine Chemicals LLC

Exhibit Footnote	Exhibit Number	Description of Document
*	10.59	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2008

*	10.60	Gilead Sciences, Inc. Severance Plan, as amended and restated effective May 7, 2008

*	10.61	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 5, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(18)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(21)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(22)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(29)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(30)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 5, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.