Form 10-Q
period 2008-09-30
GILEAD SCIENCES INC
filed 2008-10-31
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 27, 2008: 910,509,730

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,209,424	$968,086
Short-term marketable securities	709,870	203,892
Accounts receivable, net	1,047,205	795,127
Inventories	897,623	599,966
Deferred tax assets	100,772	152,533
Prepaid taxes	220,998	216,909
Other current assets	140,791	91,779

Total current assets	4,326,683	3,028,292
Property, plant and equipment, net	512,281	447,696
Noncurrent portion of prepaid royalties	267,994	290,742
Noncurrent deferred tax assets	315,065	297,359
Long-term marketable securities	1,336,968	1,550,444
Other noncurrent assets	215,137	220,183

Total assets	$6,974,128	$5,834,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$631,525	$290,333
Accrued government rebates	152,258	115,495
Accrued compensation and employee benefits	102,974	90,553
Income taxes payable	90,042	—
Other accrued liabilities	236,075	208,861
Deferred revenues	40,205	30,747
Current portion of other long-term obligations	6,055	286

Total current liabilities	1,259,134	736,275
Long-term deferred revenues	56,153	61,316
Convertible senior notes	1,299,854	1,300,000
Long-term income taxes payable	44,074	125,232
Other long-term obligations	21,367	11,604
Minority interest	127,636	140,299
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 920,744 and 932,484 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	921	932
Additional paid-in capital	3,616,798	3,214,341
Accumulated other comprehensive income (loss)	17,190	(4,363)
Retained earnings	531,001	249,080

Total stockholders’ equity	4,165,910	3,459,990

Total liabilities and stockholders’ equity	$6,974,128	$5,834,716

(1)	The condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$1,338,502	$961,931	$3,697,024	$2,707,214
Royalty revenues	25,161	91,003	185,221	407,212
Contract and other revenues	7,605	5,869	25,300	20,896

Total revenues	1,371,268	1,058,803	3,907,545	3,135,322

Costs and expenses:
Cost of goods sold	300,183	198,460	805,715	553,229
Research and development	188,062	140,357	519,905	406,378
Selling, general and administrative	189,189	172,956	603,679	525,693
Purchased in-process research and development	—	—	10,851	—

Total costs and expenses	677,434	511,773	1,940,150	1,485,300

Income from operations	693,834	547,030	1,967,395	1,650,022
Interest and other income, net	3,637	29,502	40,363	80,295
Interest expense	(2,951)	(2,989)	(9,230)	(10,243)
Minority interest	2,160	2,478	6,195	7,032

Income before provision for income taxes	696,680	576,021	2,004,723	1,727,106
Provision for income taxes	192,675	177,702	561,763	513,450

Net income	$504,005	$398,319	$1,442,960	$1,213,656

Net income per share—basic	$0.55	$0.43	$1.56	$1.31

Shares used in per share calculation—basic	920,807	926,963	923,894	928,519

Net income per share—diluted	$0.52	$0.42	$1.50	$1.26

Shares used in per share calculation—diluted	960,585	959,043	964,267	962,804

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net income	$1,442,960	$1,213,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,548	26,249
Amortization	38,088	15,565
Purchased in-process research and development expense	10,851	—
Stock-based compensation expense	114,605	151,162
Excess tax benefits from stock-based compensation	(155,723)	(85,279)
Tax benefits from employee stock plans	169,328	100,233
Deferred income taxes	34,055	93,589
Other non-cash transactions	3,717	(27,958)
Changes in operating assets and liabilities:
Accounts receivable, net	(259,086)	(162,026)
Inventories	(298,382)	1,961
Prepaid expenses and other assets	(22,275)	(222,472)
Accounts payable	341,462	(104,043)
Income taxes payable	8,884	57,290
Accrued liabilities	94,770	62,613
Deferred revenues	4,295	17,331
Minority interest	(6,468)	115,541

Net cash provided by operating activities	1,558,629	1,253,412

Investing Activities:
Purchases of marketable securities	(2,251,247)	(2,500,619)
Proceeds from sales of marketable securities	1,749,029	1,295,202
Proceeds from maturities of marketable securities	169,020	143,695
Acquisition of assets from Navitas	(10,851)	—
Acquisition of assets from Nycomed	—	(46,443)
Capital expenditures and other	(73,345)	(64,326)

Net cash used in investing activities	(417,394)	(1,172,491)

Financing Activities:
Proceeds from issuances of common stock	176,416	186,350
Repurchases of common stock	(1,216,068)	(454,888)
Repayments of long-term debt and other obligations	(3,749)	(99,377)
Excess tax benefits from stock-based compensation	155,723	85,279

Net cash used in financing activities	(887,678)	(282,636)

Effect of exchange rate changes on cash	(12,219)	(30,164)

Net change in cash and cash equivalents	241,338	(231,879)
Cash and cash equivalents at beginning of period	968,086	816,007

Cash and cash equivalents at end of period	$1,209,424	$584,128

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

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

Earnings Per Share

Basic earnings per share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents (consisting primarily of performance shares) and the assumed exercise of warrants relating to the convertible senior notes due in 2011 (2011 Notes) and the convertible senior notes due in 2013 (2013 Notes) (collectively, the Notes) are determined under the treasury stock method.

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

The average market price of our common stock during the three and nine months ended September 30, 2007 did not exceed the conversion price of the 2011 Notes. The average market price of our common stock during the nine months ended September 30, 2007 did not exceed the conversion price of the 2013 Notes. For the periods where the average market price of our common stock did exceed the conversion price of either of our Notes, the dilutive effect is included in the table below.

Warrants relating to the 2011 Notes and 2013 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80 and $53.90, respectively. The average market price of our common stock during the nine months ended September 30, 2008 and 2007 and three months ended September 30, 2007 did not exceed the warrants’ exercise price relating to the 2011 Notes. The average market price of our common stock during the three and nine months ended September 30, 2008 and 2007 did not exceed the warrants’ exercise price relating to the 2013 Notes. For the three months ended September 30, 2008, the dilutive effect of warrants related to the 2011 Notes is included in the table below.

Stock options to purchase approximately 10.0 million and 9.9 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Stock options to purchase approximately 18.7 million and 16.2 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$504,005	$398,319	$1,442,960	$1,213,656

Denominator:
Weighted-average shares of common stock outstanding used in calculation of basic earnings per share	920,807	926,963	923,894	928,519
Effect of dilutive securities:
Stock options and equivalents	30,726	32,027	32,260	34,285
Conversion spread related to 2011 convertible senior notes	4,223	—	3,914	—
Conversion spread related to 2013 convertible senior notes	4,508	53	4,199	—
Warrants related to convertible senior notes	321	—	—	—

Weighted-average shares of common stock outstanding used in calculation of diluted earnings per share	960,585	959,043	964,267	962,804

Fair Value

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for all other non-financial assets and liabilities, SFAS 157 will be effective for fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3), that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of September 30, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued.

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

The adoption of SFAS 157 and FSP 157-3 had no effect on our consolidated net income for the three and nine months ended September 30, 2008.

The following table summarizes, for each major category of assets or liabilities, the respective fair value and the classification by level of input within the fair value hierarchy defined in SFAS 157 (in thousands):

	September 30, 2008	Fair Value Measurement at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$482,746	$141,477	$341,269	$—
Marketable securities	2,046,838	170,396	1,754,292	122,150
Derivatives	51,338	—	51,338	—

	$2,580,922	$311,873	$2,146,899	$122,150

Liabilities:
Derivatives	$1,492	$—	$1,492	$—

The following table is a reconciliation of marketable securities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance, beginning of period	$131,276	$7,258
Total realized gains (losses) included in interest and other income, net	325	(1,939)
Total unrealized losses included in other comprehensive loss	(6,244)	(14,932)
Purchases (sales), net	(3,207)	(25,936)
Transfers into Level 3	—	157,699

Balance, end of period	$122,150	$122,150

Total losses for the three and nine months ended September 30, 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date, reported in interest and other income, net	$—	$(2,264)

Marketable securities measured at fair value using Level 3 inputs are comprised primarily of auction rate securities within our available-for-sale investment portfolio. The underlying assets of our auction rate securities are comprised of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a life of seven to ten years. The discount rates applied to the discounted cash flow model were based on market conditions for comparable or similar term asset-backed securities as well as other fixed income securities adjusted for an illiquidity discount. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have interest rates ranging from 2.8% to 13.9%. As of September 30, 2008, our auction rate securities continued to earn interest.

Our auction rate securities were measured using Level 3 inputs and were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheet at September 30, 2008. Although there have been failed auctions as well as lack of market activity and liquidity during the past nine months, based on our assessment of the underlying collateral, the creditworthiness of the issuers of the securities and our ability and intent to hold these securities until anticipated recovery, which could be at final maturity, we had no other-than-temporary impairments on these securities as of September 30, 2008.

Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes, convertible note hedges, warrants to purchase our stock and the forward contract that we entered into as part of our accelerated share repurchase program in February 2008 and which was completed in June 2008 and the forward contract that we entered into as part of our accelerated share repurchase program in October 2008. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after

December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. We do not expect the adoption of EITF 07-5 to have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We expect that the adoption of FSP APB 14-1 will have a material impact on our consolidated financial position and results of operations. Based on the requirements of FSP APB 14-1, we estimate that if FSP APB 14-1 was effective for the current and comparative periods, we would have reported additional interest expense related to our Notes of approximately $13.5 million and $39.5 million during the three and nine months ended September 30, 2008, respectively, and $12.7 million and $37.1 million during the three and nine months ended September 30, 2007, respectively.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for interim periods and fiscal years beginning after December 15, 2008. Upon adopting SFAS 160, we plan to reclassify the noncontrolling interest, or minority interest, on our consolidated balance sheet from liabilities to stockholders’ equity and to present the noncontrolling interest, or minority interest, on our statement of income as net income attributable to the noncontrolling interest, which will be a component of total net income.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development (IPR&D) to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R is effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs in fiscal years beginning after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, SFAS 141R may have a material impact on our consolidated financial position and/or results of operations.

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

3. INVENTORIES

Inventories are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007

Raw materials	$392,409	$244,725
Work in process	188,702	136,651
Finished goods	316,512	218,590

Total inventories	$897,623	$599,966

As of September 30, 2008 and December 31, 2007, the joint ventures formed by Gilead and BMS, which are included in our Condensed Consolidated Financial Statements, held a total of $583.2 million and $296.2 million, respectively, in inventory of efavirenz active pharmaceutical ingredient which the joint ventures purchased at the estimated average net selling price of Sustiva from BMS.

4. CONVERTIBLE SENIOR NOTES

During the three months ended September 30, 2008, the closing price of our common stock did not exceed the per share conversion prices of our Notes for at least 20 trading days during the last 30 consecutive trading day period; therefore, the Notes will not be eligible for conversion into shares of our common stock for the three months ending December 31, 2008. As a result, we classified the convertible senior notes as long-term liabilities at September 30, 2008. The conversion eligibility of the Notes in future quarters will depend on the closing prices of our common stock during the last 30 consecutive trading days of each quarter, which will determine whether the Notes will be classified as current or long-term liabilities within our Condensed Consolidated Balance Sheet at the end of each quarter.

5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 12, 2006, the United States District Court for the Northern District of California executed orders dismissing in its entirety and with prejudice the fourth consolidated amended complaint associated with a purported class action lawsuit against us and our Chief Executive Officer; Chief Operating Officer; former Executive Vice President of Operations; Executive Vice President of Research and Development and Chief Scientific Officer; Senior Vice President of Manufacturing; and Senior Vice President of Research, alleging that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the SEC, by making certain alleged false and misleading statements. On August 11, 2008, the United States Court of Appeals for the Ninth Circuit reversed the district court’s decision and will remand the case to the district court. It is not possible to predict the outcome of this case, and as such, no amounts have been accrued related to the outcome of this case.

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

6. STOCK-BASED COMPENSATION EXPENSE

The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of goods sold	$2,592	$3,138	$7,134	$8,350
Research and development expenses	17,680	18,360	49,945	56,129
Selling, general and administrative expenses	21,322	24,563	57,526	86,683

Stock-based compensation expense included in total costs and expenses	41,594	46,061	114,605	151,162
Income tax effect	(11,513)	(14,284)	(32,114)	(44,939)

Stock-based compensation expense included in net income	$30,081	$31,777	$82,491	$106,223

7. STOCKHOLDERS’ EQUITY

Stock Option Plan

In May 2008, our stockholders approved an amendment to the Gilead Sciences, Inc. 2004 Equity Incentive Plan (2004 Plan) to increase the number of shares authorized for issuance under the 2004 Plan by 10,000,000 shares of our common stock. As of September 30, 2008, there were 41,521,112 shares authorized and available for future grant under the 2004 Plan.

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

During the three and nine months ended September 30, 2008, in addition to the repurchases made pursuant to the accelerated share repurchase agreement with Goldman Sachs, we also repurchased and retired 4,705,000 and 14,610,249 shares, respectively, of our common stock at an average purchase price of $53.13 and $48.99 per share, respectively, for an aggregate purchase price of $250.0 million and $715.8 million, respectively, through open market transactions. As of September 30, 2008, the remaining authorized amount of stock repurchases that may be made under this stock repurchase program which expires in December 2010 was $1.75 billion.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (APIC) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the three months ended September 30, 2008, we reduced common stock and APIC by an aggregate of $11.6 million and charged $238.4 million to retained earnings. During the nine months ended September 30, 2008, we reduced common stock and APIC by an aggregate of $58.3 million and charged $1.16 billion to retained earnings.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$504,005	$398,319	$1,442,960	$1,213,656
Net foreign currency translation gain (loss)	(10,566)	589	(6,903)	867
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	(12,268)	11,299	(28,217)	(1,878)
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	40,035	(19,353)	56,673	(14,725)

Comprehensive income	$521,206	$390,854	$1,464,513	$1,197,920

8. SEGMENT INFORMATION

We operate in one business segment which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All of our products are included in one segment because our major products, Truvada, Atripla, Viread, Hepsera, Emtriva and AmBisome, which collectively accounted for substantially all of our total product sales for the three and nine months ended September 30, 2008 and 2007, have similar economic and other characteristics, including the nature of our products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Antiviral products:
Truvada	$549,101	$409,084	$1,544,635	$1,140,382
Atripla	427,623	241,101	1,106,941	643,668
Viread	155,958	149,108	459,306	464,683
Hepsera	91,217	79,273	264,604	225,790
Emtriva	7,634	6,461	24,111	24,388

Total antiviral products	1,231,533	885,027	3,399,597	2,498,911
AmBisome	72,884	68,508	213,680	194,764
Other	34,085	8,396	83,747	13,539

Total product sales	$1,338,502	$961,931	$3,697,024	$2,707,214

Product sales and product-related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partners. The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$750,288	$566,357	$2,101,134	$1,573,110

Outside of the United States:
France	105,087	87,730	294,932	241,836
Spain	91,348	59,185	259,778	174,663
United Kingdom	81,028	57,224	217,180	161,301
Italy	64,946	50,586	209,171	152,232
Germany	71,429	30,588	175,013	95,950
Switzerland	18,151	84,123	167,071	387,067
Other European countries	98,139	59,275	214,397	162,327
Other countries	90,852	63,735	268,869	186,836

Total revenues outside of the United States	620,980	492,446	1,806,411	1,562,212

Total revenues	$1,371,268	$1,058,803	$3,907,545	$3,135,322

The following table summarizes revenues from each of our customers and collaboration partner who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cardinal Health, Inc.	20%	19%	21%	20%
McKesson Corp.	16%	17%	15%	15%
AmerisourceBergen Corp.	11%	10%	11%	10%
F. Hoffmann-La Roche Ltd	*	*	*	12%

*	Amount less than 10%.

9. INCOME TAXES

Our income tax rate was 27.7% and 28.0% for the three and nine months ended September 30, 2008, respectively, compared to 30.8% and 29.7% for the three and nine months ended September 30, 2007, respectively. Our income tax rates differ from the U.S. federal statutory rate of 35% due primarily to certain earnings from operations in foreign tax jurisdictions for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

We believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $80.0 million in the next 12 months as we expect to have clarification around certain of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonably reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations remains open for all years from inception due to our utilization of net operating losses relating to prior years.

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2003 and 2004 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While we believe our positions comply with applicable laws, we periodically evaluate our exposures associated with our tax filing positions.

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

10. SUBSEQUENT EVENTS

In October 2008, we entered into an accelerated share repurchase transaction with Citibank, N.A. (Citibank) to repurchase $750.0 million of our common stock on an accelerated basis. This accelerated share repurchase is part of the $3.00 billion share repurchase program authorized by our board of directors in October 2007. Under the terms of the accelerated share repurchase agreement, we paid $750.0 million to Citibank to settle the initial purchase transaction and received 14,874,519 shares of our common stock at a price of $50.42 per share. On or before April 2009, subject to extension under certain circumstances as well as the maximum and minimum share delivery provisions of the agreement, we may receive additional shares from Citibank depending on the average of the daily volume weighted-average prices of our common stock during a specified period less a predetermined discount per share. After making the initial payment of $750.0 million, we will not be obligated to deliver any cash or shares to Citibank except in certain limited circumstances in which case the method of delivery (cash or shares of our common stock) would be at our discretion. As the terms of this accelerated share repurchase agreement are substantially similar to the accelerated share repurchase agreement we entered into in February 2008 and completed in June 2008 (see Note 7), the related accounting impact on our consolidated financial statements would be similar under this new agreement. As of October 31, 2008, the remaining authorized amount of stock repurchases that may be made under the $3.00 billion stock repurchase program which expires in December 2010 was $1.00 billion.

In October 2008, we signed a purchase and sale agreement with Electronics For Imaging, Inc., under which we plan to purchase an office building and approximately 30 acres of land located in Foster City, California, for an aggregate purchase price of approximately $137.5 million. We made an initial refundable deposit of $5.0 million and will make an additional payment of $5.0 million on or around December 12, 2008 if we elect to proceed with the acquisition prior to such time. Until December 12, 2008, we may terminate the purchase and sale agreement in our sole discretion, for any reason. If we elect to proceed with the acquisition, the closing of the transaction will remain subject to satisfaction of certain closing conditions. Upon completion or waiver of these conditions, the parties will close the transaction and the remaining balance of the purchase price will become payable. The transaction is currently expected to close in January 2009.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007, and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2008 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Management Overview

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life-threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe, Australia and Asia. We market Truvada® (emtricitabine and tenofovir disoproxil fumarate), Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B; AmBisome® (amphotericin B) liposome for injection for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection; and Flolan® (epoprostenol sodium) for the treatment of pulmonary hypertension. F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. OSI Pharmaceuticals, Inc. markets Macugen® (pegaptanib sodium injection) in the United States and Europe for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us. GlaxoSmithKline Inc. (GSK) markets Volibris® (ambrisentan) outside of the United States for the treatment of PAH under a royalty-paying collaborative agreement with us.

Business Highlights

In September 2008, Viread for the treatment of chronic hepatitis B was approved in Canada. We received similar approval from the U.S. Food and Drug Administration (FDA) in August, in Australia in July, and in the European Union, Turkey, and New Zealand in April 2008.

In September 2008, we received a complete response letter from the FDA informing us that the FDA cannot approve our New Drug Application (NDA) for aztreonam for inhalation for treatment of cystic fibrosis (CF) in its current form and requesting we conduct an additional Phase 3 clinical study. We are working with the FDA to determine whether further analyses of the existing data could lead to approval or whether we will need to conduct an additional study.

During the third quarter of 2008, we began dosing patients in our Phase 3 clinical study of elvitegravir (GS 9137), our novel integrase inhibitor for HIV, which we licensed from Japan Tobacco Inc. (Japan Tobacco) in 2005. In the hepatitis C area, we completed our Phase 1 study for GS 9190, a non-nucleoside polymerase inhibitor, and we are targeting initiation of the Phase 2 study in patients infected with the hepatitis C virus before the end of this year. We are continuing our Phase 2a study in patients with hepatitis C of GS 9450, the caspase inhibitor licensed from LG Life Sciences in 2007, and we expect data from this trial by the end of the year. Pending positive results from this study, we anticipate initiating a Phase 2b study in the first half of next year. We are also completing a Phase 1 study of GS 9450 to evaluate its safety and effect on liver enzymes in patients with non-alcoholic steatohepatitis (NASH). In the cardiovascular area, we completed enrollment in one of the two Phase 3 studies for darusentan for treatment of resistant hypertension and we anticipate having data from this study in the second quarter of 2009. We continued to enroll patients in our second Phase 3 study for darusentan, and we anticipate completing the enrollment and having data from this study before the end of 2009. We have completed a Phase 1 study to evaluate GS 9350 for safety and its ability to boost blood levels of midazolam, a common substrate used to investigate pharmacokinetic boosters. Based on the results obtained, we are now investigating the pharmacokinetics and bioequivalence of a GS 9350, elvitegravir and Truvada co-formulation into a single pill.

Financial Highlights

Our operating results for the third quarter of 2008 were led by product sales of $1.34 billion. Antiviral product sales (Truvada, Atripla, Viread, Hepsera and Emtriva) increased 39% to $1.23 billion in the third quarter of 2008 from the third quarter of 2007 and were the key drivers for total product sales growth of 39% in the third quarter of 2008 as compared to the third quarter of 2007. Atripla contributed $427.6 million, or 35%, to our third quarter antiviral product sales resulting from the continued uptake of Atripla in the United States and product launches in Europe. The growth of Atripla product sales and its increased proportion to overall product sales, caused total product gross margin to decrease as expected, due to the efavirenz component of Atripla sales at zero gross margin. Truvada product sales for the third quarter of 2008 were $549.1 million, or 45% of our third quarter antiviral product sales. Truvada product sales for the third quarter of 2008 increased 34% from the third quarter of 2007 due primarily to sales volume growth as well as a favorable foreign currency exchange impact. There was a favorable foreign currency impact of approximately $58.8 million on total revenues and $36.7 million on pre-tax income in the third quarter of 2008 when compared to the third quarter of 2007.

Under our collaborations with corporate partners, we recognized $25.2 million in royalty revenues in the third quarter of 2008, a decrease of 72% from royalty revenues of $91.0 million in the third quarter of 2007. The decrease in royalty revenues was primarily due to decreased Tamiflu sales by Roche related to pandemic planning initiatives worldwide.

The increased research and clinical activity related to the compounds in our pipeline, along with higher headcount required to support our expanding programs, contributed to higher research and development (R&D) expenses of $188.1 million for the third quarter of 2008 as compared to $140.4 million in the third quarter of 2007, an increase of 34%.

Selling, general and administrative (SG&A) expenses for the third quarter of 2008 increased by 9% from the third quarter of 2007 driven primarily by higher headcount and higher operating costs to support the continued growth of our business. Although the expansion of our business activities has required an increase in operating expenses, we continued our focus on cost control.

Our cash, cash equivalents and marketable securities increased by $533.8 million during the nine months ended September 30, 2008, driven primarily by our operating cash flows of $1.56 billion, partially offset by common stock repurchases of $1.22 billion under our stock repurchase program. In October 2008, we entered into an accelerated share repurchase transaction with Citibank, N.A. (Citibank) to repurchase $750.0 million of our common stock on an accelerated basis. Under the terms of the accelerated share repurchase agreement, we paid $750.0 million to Citibank to settle the initial purchase transaction and received 14,874,519 shares of our common stock at a price of $50.42 per share. On or before April 2009, subject to extension under certain circumstances as well as the maximum and minimum share delivery provisions of the agreement, we may receive additional shares from Citibank depending on the average of the daily volume weighted-average prices of our common stock during a specified period less a predetermined discount per share. As of October 31, 2008, the remaining authorized amount of stock repurchases that may be made under the $3.00 billion stock repurchase program which expires in December 2010 was $1.00 billion.

In light of the volatility and developments that we have seen in the financial markets, we continued to review our cash equivalents and marketable securities carefully as well as invest prudently. We believe that maintaining the primary goals of our investment policy, safety and preservation of principal and diversification of risk, as well as liquidity, has protected us from much of the risks in the credit markets while allowing us to continue to meet our operating cash flow requirements as well as execute on other opportunities such as our $750.0 million accelerated share repurchase.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended September 30, 2008 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Total Revenues

Total revenues were $1.37 billion for the third quarter of 2008 and $1.06 billion for the third quarter of 2007. Total revenues were $3.91 billion for the nine months ended September 30, 2008 and $3.14 billion for the same period in 2007. Included in total revenues were product sales, royalty revenues and contract and other revenues.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands, except percentages):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Antiviral products:
Truvada	$549,101	$409,084	34%	$1,544,635	$1,140,382	35%
Atripla	427,623	241,101	77%	1,106,941	643,668	72%
Viread	155,958	149,108	5%	459,306	464,683	(1)%
Hepsera	91,217	79,273	15%	264,604	225,790	17%
Emtriva	7,634	6,461	18%	24,111	24,388	(1)%

Total antiviral products	1,231,533	885,027	39%	3,399,597	2,498,911	36%
AmBisome	72,884	68,508	6%	213,680	194,764	10%
Other	34,085	8,396	306%	83,747	13,539	519%

Total product sales	$1,338,502	$961,931	39%	$3,697,024	$2,707,214	37%

Total product sales increased by 39% and 37% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to an overall increase in our antiviral product sales including the strong growth of Atripla sales, as well as the continued growth of Truvada sales. Foreign currency denominated product sales experienced a net benefit from the depreciation of the U.S. dollar of approximately $58.8 million and $143.6 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

Antiviral Products

Antiviral product sales increased by 39% and 36% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, driven primarily by sales volume growth of Atripla and Truvada, as well as a favorable foreign currency exchange impact.

•	Truvada

Truvada sales increased by 34% and 35% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, driven primarily by sales volume growth in the United States and Europe, and a favorable foreign currency exchange impact. Truvada sales accounted for 45% of our total antiviral product sales for the three and nine months ended September 30, 2008.

•	Atripla

Atripla sales increased by 77% and 72% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, driven primarily by strong sales volume growth in the United States and Europe. We consolidate 100% of Atripla product sales because we are the primary beneficiary of our joint venture with Bristol-Myers Squibb Company (BMS) in the United States. The efavirenz portion of these Atripla sales which is purchased from BMS at BMS’s estimated net selling price of efavirenz, was approximately $155.9 million and $406.0 million for the three and nine months ended September 30, 2008, respectively, and approximately $89.1 million and $237.9 million for the three and nine months ended September 30, 2007, respectively. Atripla was approved for sale in the United States and in the European Union in July 2006 and December 2007, respectively. Atripla sales accounted for 35% and 33% of our total antiviral product sales in the three and nine months ended September 30, 2008, respectively.

•	Hepsera

Hepsera sales increased by 15% and 17% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, driven primarily by a favorable foreign currency exchange impact and sales volume growth in North America and certain European markets.

AmBisome

AmBisome sales increased by 6% and 10% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, driven primarily by a favorable foreign currency exchange impact.

For the full year of 2008, we expect total product sales to continue to grow as we continue to expand our sales and marketing efforts in North America and Europe, driven by the uptake of Atripla in North America and in the European Union, where the product is earlier in its launch, and driven by the launch of Viread for chronic hepatitis B.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Royalty revenues	$25,161	$91,003	(72)%	$185,221	$407,212	(55)%

Royalty revenues decreased by 72% and 55% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, driven primarily by the recognition of Tamiflu royalties from Roche of $8.6 million and $139.5 million in the three and nine months ended September 30, 2008, respectively, compared to Tamiflu royalties from Roche of $77.4 million and $368.4 million recognized in the three and nine months ended September 30, 2007, respectively. The decrease in Tamiflu royalties is primarily due to decreased sales related to pandemic planning initiatives worldwide. We recognize royalties on Tamiflu sales by Roche one quarter in arrears of the quarter in which the product is sold.

Roche reported in October 2008 that it expects a significant decrease in Tamiflu sales in 2008 compared to 2007 due to significantly lower pandemic sales; therefore, we expect our royalty revenues for 2008 to be significantly lower compared to 2007.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our total product sales and cost of goods sold (in thousands, except percentages) and our product gross margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Total product sales	$1,338,502	$961,931	39%	$3,697,024	$2,707,214	37%
Cost of goods sold	$300,183	$198,460	51%	$805,715	$553,229	46%
Product gross margin	77.6%	79.4%		78.2%	79.6%

Product gross margin for the third quarter of 2008 was 77.6%, compared to 79.4% for the third quarter of 2007. Product gross margin for the nine months ended September 30, 2008 was 78.2%, compared to 79.6% for the same period in 2007. The lower product gross margins for the three and nine months ended September 30, 2008 compared to the same periods in 2007 were due primarily to the higher proportion of Atripla sales, which include the efavirenz portion at zero product gross margin and the impact of higher royalty expense attributable to changes in the product and geographic mix of product sales.

We expect product gross margin for the full year of 2008 to be slightly lower than that of 2007, due primarily to a higher mix of Atripla product sales.

Research and Development Expenses

The following table summarizes the period over period changes in the major components of our R&D expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Research	$44,344	$36,762	21%	$119,610	$96,718	24%
Clinical development	116,377	85,719	36%	321,132	250,000	28%
Pharmaceutical development	27,341	17,876	53%	79,163	59,660	33%

Total research and development	$188,062	$140,357	34%	$519,905	$406,378	28%

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

R&D expenses for the third quarter of 2008 increased by $47.7 million compared to the same quarter of 2007, due primarily to increased clinical study expenses of $19.4 million primarily in the antiviral and cardiovascular areas, as well as increased compensation and benefit expenses of $14.5 million due primarily to higher headcount to support the growth of our business. Third quarter 2008 R&D expenses also included a $7.0 million milestone payment made to Japan Tobacco related to the dosing of patients with elvitegravir in Phase 3 studies.

R&D expenses for the nine months ended September 30, 2008 increased by $113.5 million compared to the same period in 2007, due primarily to increased clinical study expenses of $55.3 million primarily in the antiviral and cardiovascular areas, as well as increased compensation and benefit expenses of $36.4 million due primarily to higher headcount.

We expect R&D expenses for the full year of 2008 to be higher than that of 2007, reflecting increased spending on our internal and collaborative R&D efforts relating to the progress of our product candidates into more advanced clinical studies, as well as the continuation of our existing clinical trials.

Selling, General and Administrative Expenses

The following summarizes the period over period changes in our SG&A expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Selling, general and administrative	$189,189	$172,956	9%	$603,679	$525,693	15%

SG&A expenses for the third quarter of 2008 increased by $16.2 million compared to the same quarter of 2007, due primarily to increased compensation and benefit expenses of $11.1 million, as well as increased infrastructure and technology-related expenses of $3.7 million to support the continued growth in our business. The increase in compensation and benefit expenses from headcount growth was partially offset by the decrease in stock-based compensation expense of $3.2 million due primarily to the accelerated stock-based compensation expense recorded during the three months ended September 30, 2007 related to certain employee terminations from our acquisition of Myogen, Inc. (Myogen) in 2006.

SG&A expenses for the nine months ended September 30, 2008 increased by $78.0 million compared to the same period in 2007, due primarily to increased marketing and promotional expenses of $19.2 million, other consulting and support services expenses of $12.8 million related to the growth in our business, as well as costs of $12.4 million associated with certain termination-related disputes in our international operations. Headcount growth also resulted in increased compensation and benefit expenses of $38.7 million for the nine months ended September 30, 2008 compared to the same period in 2007, net of a decrease in stock-based compensation expense of $29.2 million due primarily to the higher expense associated with unvested stock options that we had assumed from Myogen, including accelerated stock-based compensation expenses related to certain Myogen employee terminations during the nine months ended September 30, 2007.

We expect SG&A expenses for the full year of 2008 to be higher than that of 2007 due primarily to headcount related expenses to support the continued growth of our business, including the continued expansion of our international operations, and increased sales and marketing efforts to support the growth of our product franchises.

Purchased In-process Research and Development Expenses

In connection with our acquisitions of Myogen and Corus Pharma, Inc. (Corus) in 2006, we recorded purchased in-process research and development (IPR&D) expenses of $2.06 billion and $335.6 million, respectively, during the year ended December 31, 2006.

The purchased IPR&D expense for Myogen represented the estimated fair value of Myogen’s incomplete R&D programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and therefore, was expensed upon acquisition. A summary of these programs at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Ambrisentan	An orally active, non-sulfonamide, propanoic acid-class, endothelin receptor antagonist (ERA) for the treatment of PAH.	Phase 3 clinical trials were completed prior to the acquisition date. We filed an NDA with the FDA in December 2006, and in June 2007, the FDA approved Letairis for the treatment of PAH in the United States. Additionally, in March 2007, the European Medicines Agency (EMEA) validated the marketing authorization application for ambrisentan for the treatment of PAH, filed by our collaboration partner, GSK. In February 2008, ambrisentan received a positive opinion from the Committee for Medicinal Products for Human Use of the EMEA for the treatment of PAH, and in April 2008, the European Commission granted GSK marketing authorization for ambrisentan for the treatment of PAH, which is marketed under the name Volibris by GSK.	$1,413.7

Darusentan	An orally active ETA-selective ERA for the treatment of resistant hypertension.	In Phase 3 clinical development as of the acquisition date and the date of this filing.	$644.5

The remaining efforts for completing the darusentan IPR&D program consist primarily of clinical trials, the cost, length and success of which are extremely difficult to predict, and obtaining necessary regulatory approvals. Numerous risks and uncertainties exist that could prevent completion of development, including the possibility of unfavorable results of our clinical trials and the risk of failing to obtain FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications to or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that darusentan for the treatment of resistant hypertension will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Future discussions with regulatory agencies will determine the amount of data needed and timelines for review, which may differ materially from current projections. Darusentan may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of darusentan if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of this project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

The purchased IPR&D expense for Corus represented the estimated fair value of Corus’s incomplete inhaled aztreonam for CF R&D program that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition. A description of this program at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Inhaled aztreonam for CF	Aztreonam formulation for inhalation to be used against Gram-negative bacteria that cause lung infections in patients with CF.	In Phase 3 clinical trials as of the acquisition date. We filed an NDA with the FDA in November 2007. In September 2008, we received a complete response letter from the FDA informing us that the FDA cannot approve our NDA for aztreonam for inhalation for treatment of CF in its current form and requesting we conduct an additional Phase 3 clinical study. We are working with the FDA to determine whether further analyses of the existing data could lead to approval or whether we will need to conduct an additional study.	$335.6

The remaining efforts for completing Corus’s IPR&D program consist primarily of obtaining necessary regulatory approvals. Failing to obtain FDA and other regulatory body approvals is a risk that could prevent completion of development. The FDA may require that we conduct an additional trial. We cannot be certain that aztreonam for inhalation for the treatment of CF will be approved in the United States or in countries outside of the United States or whether marketing approvals will have significant limitations on its use. Aztreonam for inhalation may never be successfully commercialized. As a result, we may make a strategic decision to discontinue development of aztreonam for inhalation if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. No assurance can be given that the underlying assumptions used to forecast the above cash flows or the timely and successful completion of the project will materialize as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

In connection with our acquisition of the cicletanine assets from Navitas Assets, LLC, we recorded IPR&D expense of $10.9 million during the nine months ended September 30, 2008. As we do not consider the acquisition to be a material transaction, we have not made further disclosures regarding the related purchased IPR&D.

Interest and Other Income, net

Interest and other income, net, was $3.6 million and $40.4 million for the three and nine months ended September 30, 2008, respectively, a decrease of $25.9 million and $39.9 million from the same periods in 2007, respectively. The decrease of $25.9 million for the third quarter of 2008 as compared to the same quarter of 2007, was driven primarily by increased expenses related to our hedging activities of $8.9 million, net foreign currency losses of $8.0 million, as well as a $4.5 million decrease in interest income and a $4.1 million other-than-temporary write-down in a marketable equity investment. Interest and other income, net, for the nine months ended September 30, 2008 decreased by $39.9 million compared to the same period in 2007, due primarily to increased expenses related to our hedging activities of $26.8 million, net foreign currency losses of $18.0 million, partially offset by increased interest income of $9.2 million.

Provision for Income Taxes

Our income tax rate was 27.7% and 28.0% for the three and nine months ended September 30, 2008, respectively, compared to 30.8% and 29.7% for the three and nine months ended September 30, 2007, respectively. Our provision for income taxes for the three and nine months ended September 30, 2008 was $192.7 million and $561.8 million, respectively, compared to $177.7 million and $513.5 million for the three and nine months ended September 30, 2007, respectively. The tax rates for the three and nine months ended September 30, 2008 differed from the U.S. federal statutory rate of 35% due primarily to earnings from operations in certain foreign tax jurisdictions for which no U.S. taxes have been provided because we plan to reinvest such earnings indefinitely outside the United States, which is partially offset by state income taxes. In October 2008 the President signed into law the Emergency Economic Stabilization Act of 2008 which included the extension of the federal research and development tax credit for two years through December 31, 2009. The impact of the extension for 2008 will be included in our fourth quarter provision for income taxes.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activity (in thousands):

	As of September 30, 2008	As of December 31, 2007
Cash, cash equivalents and marketable securities	$3,256,262	$2,722,422
Working capital	$3,067,549	$2,292,017

	Nine Months Ended September 30,
	2008	2007
Cash provided by (used in):
Operating activities	$1,558,629	$1,253,412
Investing activities	$(417,394)	$(1,172,491)
Financing activities	$(887,678)	$(282,636)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $3.26 billion at September 30, 2008, an increase of $533.8 million or 20% from December 31, 2007. This increase was primarily attributable to:

•	net cash provided by operations of $1.56 billion; and

•	proceeds from issuances of common stock under our employee stock plans of $176.4 million.

These increases were partially offset by our repurchases of $1.22 billion of our common stock under our stock repurchase program during the first nine months of 2008.

Working Capital

Working capital was $3.07 billion at September 30, 2008, an increase of $775.5 million from December 31, 2007. This increase was primarily attributable to:

•	an increase of $297.7 million in inventories due primarily to the purchases of efavirenz at the approximate market value of Sustiva from BMS;

•	an increase of $252.1 million in accounts receivable, net, driven primarily by increased product sales; and

•	a $747.3 million increase in cash, cash equivalents and short-term marketable securities.

These increases were partially offset by:

•	a $341.2 million increase in accounts payable due primarily to the purchases of efavirenz at the approximate market value of Sustiva from BMS.

Cash Provided by Operating Activities

Cash provided by operating activities of $1.56 billion for the nine months ended September 30, 2008 primarily related to net income of $1.44 billion adjusted for non-cash items, such as $169.3 million of tax benefits from employee stock plans and $114.6 million of stock-based compensation expense, and $136.8 million of cash outflow related to changes in operating assets and liabilities. This was partially offset by $155.7 million of excess tax benefits from stock option exercises which we reclassified to cash provided by financing activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment.

Cash provided by operating activities of $1.25 billion for the nine months ended September 30, 2007 was comprised primarily of $1.21 billion in net income which was adjusted for non-cash items such as $151.2 million of stock-based compensation expense and $100.2 million of tax benefits from employee stock plans, partially offset by a $233.8 million net cash outflow related to changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2008 primarily related to purchases, sales and maturities of marketable securities, as well as capital expenditures. Cash used in investing activities for the nine months ended September 30, 2007 primarily related to purchases, sales and maturities of marketable securities, capital expenditures and our acquisition of Nycomed Limited, a wholly-owned Irish subsidiary of Germany-based, Nycomed GmbH.

We used $417.4 million of cash in investing activities during the nine months ended September 30, 2008, compared to $1.17 billion during the nine months ended September 30, 2007. The decrease was due primarily to more cash being used in financing activities during the nine months ended September 30, 2008 compared to the same period in 2007 to fund our stock repurchases.

Capital expenditures of $73.3 million made in the nine months ended September 30, 2008 related primarily to the expansion and upgrading of our facilities and information systems to accommodate our growth.

In October 2008, we signed a purchase and sale agreement with Electronics For Imaging, Inc., under which we plan to purchase an office building and approximately 30 acres of land located in Foster City, California, for an aggregate purchase price of approximately $137.5 million. We made an initial refundable deposit of $5.0 million and will make an additional payment of $5.0 million on or around December 12, 2008 if we elect to proceed with the acquisition prior to such time. Until December 12, 2008, we may terminate the purchase and sale agreement in our sole discretion, for any reason. If we elect to proceed with the acquisition, the closing of the transaction will remain subject to satisfaction of certain closing conditions. Upon completion or waiver of these conditions, the parties will close the transaction and the remaining balance of the purchase price will become payable. The transaction is currently expected to close in January 2009.

Cash Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2008 was $887.7 million, driven primarily by the $1.22 billion used to repurchase our common stock under our stock repurchase program. The cash outflows were partially offset by $155.7 million of excess tax benefits from stock option exercises, as well as proceeds of $176.4 million that we received from issuances of common stock under our employee stock plans.

Cash used in financing activities for the nine months ended September 30, 2007 was $282.6 million, driven primarily by the $454.9 million used to repurchase our common stock under our stock repurchase program and $99.0 million used to pay off the remaining amount due on our term loan. These cash outflows were partially offset by proceeds of $186.4 million that we received from issuances of common stock under our employee stock plans, as well as $85.3 million of excess tax benefits from stock option exercises.

As of September 30, 2008, we had $1.75 billion remaining under our stock repurchase program which expires in December 2010.

In October 2008, we entered into an accelerated share repurchase transaction with Citibank to repurchase $750.0 million of our common stock on an accelerated basis. This accelerated share repurchase is part of the $3.00 billion share repurchase program authorized by our board of directors in October 2007. Under the terms of the accelerated share repurchase agreement, we paid $750.0 million to Citibank to settle the initial purchase transaction and received 14,874,519 shares of our common stock at a price of $50.42 per share. The number of shares of our common stock we will repurchase is based generally on the average of the daily volume weighted average share prices of our common stock during a specified period of time, subject to certain provisions that establish a minimum and maximum number of shares that may be repurchased based on the average of the daily volume weighted-average share prices over an initial hedge period. On or before April 2009, subject to extension under certain circumstances as well as the maximum and minimum share delivery provisions of the agreement, we may receive additional shares from Citibank depending on the average of the daily volume weighted-average prices of our common stock during a specified period less a predetermined discount per share. After making the initial payment of $750.0 million, we will not be obligated to deliver any cash or shares to Citibank except in certain limited circumstances in which case the method of delivery (cash or shares of our common stock) would be at our discretion. Shares repurchased under the accelerated share repurchase agreement will be retired. As of October 31, 2008, the remaining authorized amount of stock repurchases that may be made under the $3.00 billion stock repurchase program which expires in December 2010 was $1.00 billion.

Other Information

As of September 30, 2008, we had an uncollateralized revolving credit facility of $1.25 billion, of which there were no amounts outstanding.

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

As of September 30, 2008, we had a total of $2.53 billion of cash equivalents and marketable securities. Of that total, approximately 95%, or $2.41 billion, of our total portfolio was measured using Level 1 or 2 inputs, while the remainder of our portfolio, or $122.2 million, was measured using Level 3 inputs. See “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of our auction rate securities measured using Level 3 inputs.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to our convertible senior notes, convertible note hedges, warrants to purchase our stock and the forward contract that we entered into as part of our accelerated share repurchase program in February 2008 and which was completed in June 2008 and the forward contract that we entered into as part of our accelerated share repurchase program in October 2008. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. We do not expect the adoption of EITF 07-5 to have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We expect that the adoption of FSP APB 14-1 will have a material impact on our consolidated financial position and results of operations. Based on the requirements of FSP APB 14-1, we estimate that if FSP APB 14-1 was effective for the current and comparative periods, we would have reported additional interest expense related to our Notes of approximately $13.5 million and $39.5 million during the three and nine months ended September 30, 2008, respectively, and $12.7 million and $37.1 million during the three and nine months ended September 30, 2007, respectively.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS

160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for interim periods and fiscal years beginning after December 15, 2008. Upon adopting SFAS 160, we plan to reclassify the noncontrolling interest, or minority interest, on our consolidated balance sheet from liabilities to stockholders’ equity and to present the noncontrolling interest, or minority interest, on our statement of income as net income attributable to the noncontrolling interest, which will be a component of total net income.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased IPR&D to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R is effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs in fiscal years beginning after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, SFAS 141R may have a material impact on our consolidated financial position and/or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2008 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

A portion of our marketable securities are held in auction rate securities. During the quarter ended March 31, 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program, and are over-collateralized. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have interest rates ranging from 2.8% to 13.9%. As of September 30, 2008, our auction rate securities continued to earn interest.

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

In light of the volatility and developments that we have seen in the financial markets, we continued to review our cash equivalents and marketable securities carefully as well as invest prudently. We believe that maintaining the primary goals of our investment policy, safety and preservation of principal and diversification of risk, as well as liquidity, has protected us from much of the risks in the credit markets while allowing us to continue to meet our operating cash flow requirements as well as execute on other opportunities such as our $750.0 million accelerated share repurchase.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2008 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined under Securities and Exchange Commission (SEC) rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2008.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information pertaining to legal proceedings can be found in “Part I. Item 1. Condensed Consolidated Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5. Commitments and Contingencies” to the interim Condensed Consolidated Financial Statements, and is incorporated by reference herein.

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

We are currently dependent on sales of our products for the treatment of HIV, especially Truvada and Atripla, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. HIV product sales for the third quarter of 2008 were $1.14 billion, or 83% of our total revenues, and sales of Truvada and Atripla accounted for 48% and 38%, respectively, of our total HIV product sales during the third quarter of 2008. We may not be able to sustain the growth rate of sales of our HIV products for the reasons stated in this risk factor section and, in particular, for the following reasons:

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

During the nine months ended September 30, 2008, approximately 89% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. The U.S. wholesalers with whom we have entered into inventory management agreements may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. The non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAP), correctional facilities and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter over quarter fluctuations that do not necessarily mirror the purchasing patterns that can be seen of the retail sector. For example, in the first quarter of 2008, we observed large non-retail purchases by a small number of state ADAPs that purchase centrally and have significant warehousing capacity. We believe such purchases were driven by the grant cycle for federal ADAP funds rather than current patient demand, which tempered orders and our associated product sales, revenues and earnings in the second quarter of 2008 as these organizations depleted their increased inventory levels established during the first quarter of 2008. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in similar fluctuations in our product sales, revenues and earnings in the future.

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

If we do not introduce new products or increase revenues from our existing products, we will not be able to increase or maintain our total revenues. Each new product commercialization effort, including Letairis for the treatment of pulmonary arterial hypertension (PAH), which we launched in the United States in June 2007, and Viread for the treatment of chronic hepatitis B, which we launched in Europe in April 2008 and in the United States in August 2008, will face the risks outlined in this section. If we fail to increase sales of our products or bring new products to market, we may not be able to increase revenues and expand our R&D efforts. The marketing authorization application submitted by us for aztreonam for inhalation for the treatment of cystic fibrosis (CF) in the United States was recently delayed when we received a complete response letter from the FDA informing us that the FDA cannot approve the application in its current form and requesting we conduct an additional Phase 3 clinical study. We are working with the FDA to determine whether further analyses of the existing data could lead to approval or whether we will need to conduct an additional study. Existing data from any ongoing or from any further clinical trials that we may commence to satisfy FDA concerns may not support FDA approval of aztreonam for inhalation, which may cause us considerable expense and may lead to further delays or cause us to abandon further development of the product. There are also risks that health authorities in other countries where new drug applications are pending will undertake similar additional reviews which would compound the risks described above.

Further, in December 2007, the Committee for Medicinal Product for Human Use of the European Medicines Agency (EMEA) granted marketing authorization for Atripla in the European Union for the treatment of HIV-1 infection in adults with virologic suppression to HIV-1 RNA levels of less than 50 copies/mL on their current combination antiretroviral therapy for more than three months. Patients must not have experienced virological failure on any prior antiretroviral therapy and must be known not to have harbored virus strains with mutations conferring significant resistance to any of the three components contained in Atripla. This restriction of Atripla’s use in the European Union will prevent us from promoting Atripla for use in patients who are not currently achieving this reduction in viral load through the use of antiretroviral therapy, including newly diagnosed patients. If we seek to expand the indication for Atripla in the European Union, the EMEA may require us to perform additional clinical trials, which we may be unable to complete. If we are unable to expand the indication for Atripla to include a broader population of patients, the impact to future sales of Atripla in the European Union is unknown but could be more limited than in other markets, including the United States, where we have no such restrictions. In addition, sales of Atripla may increase at the expense of product sales of its component products and our overall total revenues and gross margin may not increase as Atripla sales increase.

We face numerous risks and uncertainties with our product candidates, including elvitegravir, our novel HIV integrase inhibitor and darusentan for the treatment of resistant hypertension, both currently in Phase 3 clinical trials, which could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized.

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

A significant percentage of our product sales are denominated in foreign currencies, primarily the Euro. We use foreign currency forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge a portion of our accounts receivable balances denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a sale is recorded and the date that cash is collected. When the U.S. dollar strengthens against these foreign currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens against these currencies, the relative value of such sales increase. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. Recently the U.S. dollar has appreciated against major European currencies, and the amount of the favorable impact on our product sales which resulted from the previously relatively weak U.S. dollar has decreased. The net foreign currency exchange impact on our third quarter 2008 revenues and pre-tax earnings, which includes revenues and expenses generated from outside the United States, was a favorable $58.8 million and $36.7 million, respectively, compared to the third quarter of 2007. Though we cannot predict future fluctuations in the foreign exchange rate of the U.S. dollar, if the U.S. dollar continues to appreciate against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation, our results of operation will be adversely affected.

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GlaxoSmithKline Inc. (GSK), which markets fixed-dose combination products that compete with Truvada and Atripla. For Hepsera and Viread for treatment of chronic hepatitis B, we compete primarily with products produced by GSK, Bristol-Myers Squibb Company (BMS) and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer Inc. (Pfizer). In addition, we are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of two such formulations in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with Actelion Pharmaceuticals US, Inc. (Actelion) and indirectly with PAH products from United Therapeutics Corporation and Pfizer. Tamiflu competes with products sold by GSK and generic competitors. In addition, BioCryst Pharmaceuticals, Inc. is developing injectable formulations of peramivir, an influenza neuraminidase inhibitor, which is currently in Phase 2 clinical trials, and, if approved, would compete with Tamiflu. Aztreonam for inhalation for the treatment of CF, if approved for marketing, will compete with a product marketed by Novartis.

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

If serious safety, resistance or drug interaction issues arise with our marketed products, including Letairis, sales of these products could be limited or halted by us or by regulatory authorities.

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

In September 2008, we received a complete response letter from the FDA informing us that the FDA cannot approve our NDA for aztreonam for inhalation for treatment of CF in its current form and requesting we conduct an additional Phase 3 clinical study. We are working with the FDA to determine whether further analyses of the existing data could lead to approval or whether we will need to conduct an additional study. Existing data from any ongoing or from any further clinical trials that we may commence to satisfy FDA concerns may not support FDA approval of aztreonam for inhalation, which may cause us considerable expense and may lead to further delays or cause us to abandon further development of the product. There are also risks that health authorities in other countries where new drug applications are pending will undertake similar additional reviews which would compound the risks described above.

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

We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third-party contract research organizations (CROs), over which we do not have control, to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely impacted. In February 2007, we were advised by the FDA that it discovered certain irregularities during its inspection of bioanalytical analyses conducted for various organizations by one of our third-party CROs. During the period under review, the CRO performed bioanalytical analyses in studies for certain of our products. In February 2008, we received correspondence from the FDA requesting that we verify results obtained by the CRO for certain studies through the conduct of an audit and that we make changes to the presentation of certain clinical pharmacology data in product labeling. If the results of an audit prove unsatisfactory, possible outcomes include a requirement to repeat the affected clinical pharmacology studies and/or to further modify the clinical pharmacology data contained in the product label.

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

Our ability to successfully manufacture and commercialize aztreonam for inhalation, if approved, will depend upon our ability to manufacture in a multi-product facility.

Aztreonam is a mono-bactam Gram-negative antibiotic that we currently plan to manufacture, by ourselves or through third parties, in multi-product manufacturing facilities. Historically, the FDA has permitted the manufacture of mono-bactams in multi-product manufacturing facilities; however, there can be no assurance that the FDA will continue to allow this practice. We do not currently have a single-product facility that can be dedicated to the manufacture of aztreonam for inhalation nor have we engaged a contract manufacturer with a single-product facility for aztreonam for inhalation. If the FDA prohibits the manufacture of mono-bactam antibiotics, like aztreonam for inhalation, in multi-product manufacturing facilities in the future, we may not be able to procure a single-product manufacturing facility in a timely manner, which would adversely affect our commercial supplies of aztreonam for inhalation and our anticipated financial results attributable to such product, if approved.

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

Suppliers of key components and materials must be named in an NDA filed with the FDA for any product candidate for which we are seeking FDA approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. If, as a result of these inspections, the FDA determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would in turn decrease our revenues and harm our business.

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

Our product candidate, aztreonam for inhalation, which is pending FDA approval, is dependent on three different single-source suppliers. First, it is administered to the lungs of patients through a device that is made by a single supplier at a single site. Second, the FDA recently approved our facilities in San Dimas to manufacture aztreonam for inhalation, subject to FDA approval of the product and device. The San Dimas facility is the only manufacturing site authorized to manufacture aztreonam for inhalation, although we are pursuing FDA approval of a third-party supplier. Third, the diluent for aztreonam for inhalation will be manufactured by a single supplier at a single site.

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

Further, we will be dependent on the supplier of the inhalation device that delivers aztreonam for inhalation, if and when regulatory approval is obtained, to distribute the device through specialty pharmacies or other distribution channels, and we will not have control over many key aspects related to the device. For example, the supplier could encounter issues with regulatory agencies related to the device or be unable to supply sufficient quantities of this device at the time of a commercial launch or following such a launch. Moreover, because this device will be subject to a separate reimbursement approval process, in the event our supplier is unable to obtain reimbursement approval or receives approval at a lower-than-expected price, sales of aztreonam for inhalation may be adversely affected. In addition, we may not be able to obtain adequate supplies of inhalation devices. Any of the previously described issues may limit or further delay the commercial launch of aztreonam for inhalation, which would adversely affect our financial results.

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

Although we were successful in responding to the PTO office actions, similar organizations may still challenge our patents in foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the pending U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir DF in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir DF we have filed in Brazil. The next step in the process is for us to respond to this final rejection by filing an appeal within the patent authority responding to the questions raised in the rejection. We cannot predict the outcome of these proceedings on our tenofovir DF patent application. If we are unsuccessful in these proceedings, and thereafter unable to successfully appeal the decision by the patent authority in the courts, the Brazilian patent authority will reject the tenofovir DF patent application. If the tenofovir DF patent application is rejected by the Brazilian patent authority, the Brazilian government would likely purchase generic tenofovir DF, which would significantly reduce our sales of HIV products in Brazil.

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

If we infringe the patents of others, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of a body of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis. In addition, Actelion, which markets Tracleer, has applied for a patent that claims a method of use for endothelin receptor antagonists (ERAs) for the treatment of idiopathic pulmonary fibrosis (IPF). If issued, this patent may interfere with our efforts to commercialize our own ERA, ambrisentan, for IPF.

Furthermore, we use significant proprietary technology and rely on unpatented trade secrets and proprietary know-how to protect certain aspects of our production and other technologies. Our trade secrets may become known or independently discovered by our competitors.

We face credit risks from our European customers that may adversely affect our results of operations.

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. Our accounts receivable from government-owned or supported customers in these countries totaled approximately $556.2 million as of September 30, 2008. Historically, receivables accumulated over a period of time and were settled as large lump sum payments as government funding became available. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

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

Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. There have been significant changes to the federal Medicare system in recent years in the United States that could impact the pricing of our products. Under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are now able to elect coverage for prescription drugs under Medicare Part D. The prescription drug program began on January 1, 2006 and although we have benefited initially from patients transitioning from Medicaid to Medicare Part D in 2006, the longer term impact of this new law on our business will depend on several factors. Specifically, some of the entities providing Medicare Part D coverage have attempted to negotiate price concessions from pharmaceutical manufacturers. Discussions are also taking place at the federal level to pass legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers. In addition, specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category will also determine in part the future impact of Medicare Part D. Finally, Medicare patients have to pay co-insurance, which may influence which products are recommended by physicians and selected by patients. Our results of operations could be materially adversely affected by these and other reimbursement changes emerging from the Medicare prescription drug coverage and possible legislative changes. In addition to federal Medicare proposals, state Medicaid drug payment changes could also lower payment for our products. Specifically, some states have joined together to form Medicaid drug purchasing pools to negotiate additional price concessions from pharmaceutical manufacturers in exchange for inclusion of drugs on state preferred drug lists or formularies. To the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, the adverse effects may be magnified by private insurers adopting lower payment schedules. Additionally, health care reform at both the federal and state levels could adversely affect payment for our drugs. At this time, a few states have already enacted health care reform legislation.

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

We, along with certain of our officers and a former officer, were named as defendants in a class action lawsuit alleging violations of federal securities laws. The lawsuit was dismissed by the United States District Court for the Northern District of California, but in August 2008 the United States Court of Appeals for the Ninth Circuit reversed the dismissal and will remand the case to the district court.

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

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based payments, mergers and acquisitions, changes in accounting standards, changes in our valuation allowance, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and finalization of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our net income.

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2003 and 2004 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Adverse resolution of one or more of these exposures in any reporting period could have a material impact on the results of operations for that period.

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

For example, in May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We expect that the adoption of FSP APB 14-1 will have a material impact on our consolidated financial position and results of operations. Based on the requirements of FSP APB 14-1, we estimate that if FSP APB 14-1 was effective for the current and comparative periods, we would have reported additional interest expense related to our convertible senior notes of approximately $13.5 million and $39.5 million during the three and nine months ended September 30, 2008, respectively, and $12.7 million and $37.1 million during the three and nine months ended September 30, 2007, respectively.

In addition, in December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R is effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs in fiscal years beginning after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, SFAS 141R may have a material impact on our consolidated financial position and/or results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our stock repurchase activity for the three months ended September 30, 2008 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2008	4,000		$52.85	4,000		$1,790,140
August 1 – August 31, 2008	705		$54.71	705		$1,751,569
September 1 – September 30, 2008	—		$—	—		$1,751,569

Total	4,705	(1)	$53.13	4,705	(1)

(1)	These repurchases are part of the share repurchase program authorized by our board of directors in October 2007 for the repurchase of our common stock in an amount of up to $3.00 billion through open market and private block transactions, privately negotiated purchases or other means. This stock repurchase program expires in December 2010. During the three months ended September 30, 2008, we repurchased and retired 4,705,000 shares of our common stock at an average purchase price of $53.13 per share for an aggregate purchase price of $250.0 million through open market transactions. As of September 30, 2008, the remaining authorized amount of stock repurchases that may be made under our stock repurchase program was $1.75 billion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Restated Certificate of Incorporation of the Registrant

(2)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(3)	3.3	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(5)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(6)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(7)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(8)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(8)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(8)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

*(9)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(9)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(10)	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

*(9)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(9)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(11)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through May 9, 2007

*(12)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

Exhibit Footnote	Exhibit Number	Description of Document
*(12), (13)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(14)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(15)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(16)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(17)	10.12	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997

*(18)	10.13	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(18)	10.14	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(18)	10.15	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(19)	10.16	Licensing Agreement between Gilead Sciences Limited and Glaxo Group Limited, dated April 26, 2002

+(20)	10.17	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(21)	10.18	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(21)	10.19	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

+(22)	10.20	Master Clinical and Commercial Supply Agreement between Gilead Sciences Limited, Ltd., Registrant and Patheon Inc., dated January 1, 2003

+(22)	10.21	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated April 26, 2002 between Glaxo Group Limited and Gilead Sciences Limited

+(23)	10.22	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(24)	10.23	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(24)	10.24	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(24)	10.25	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

Exhibit Footnote	Exhibit Number	Description of Document
*(25)	10.26	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(25)	10.27	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(25)	10.28	Gilead Sciences, Inc. Corporate Bonus Plan

+(26)	10.29	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc., dated September 27, 1996

+(26)	10.30	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(27)	10.31	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(3)	10.32	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

(28)	10.33	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(28)	10.34	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(28)	10.35	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(28)	10.36	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

+(28)	10.37	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(16)	10.38	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

(16)	10.39	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(16)	10.40	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

*(10)	10.41	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(29)	10.42	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(29)	10.43	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(30)	10.44	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

Exhibit Footnote	Exhibit Number	Description of Document
+(31)	10.45	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd. dated May 10, 2007

*(32)	10.46	Form of Restricted Stock Unit Issuance Agreement of the Company

(33)	10.47	Credit Agreement, dated as of December 18, 2007, among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(33)	10.48	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

*(34)	10.49	2008 Base Salaries for the Named Executive Officers

*(35)	10.50	Offer Letter dated October 4, 2007 between Registrant and Caroline Dorsa

*(35)	10.51	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2008

+(35)	10.52	Commercialization Agreement dated December 10, 2007, by and between Gilead Sciences Limited and Bristol-Myers Squibb Company

*(35)	10.53	Form of employee stock option agreement used under 2004 Equity Incentive Plan (revised in January 2008)

*(35)	10.54	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants; revised in January 2008)

*(35)	10.55	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants; revised in January 2008)

*(36)	10.56	Form of Performance Share Award Agreement used under 2004 Equity Incentive Plan (for award grants in January 2008)

(37)	10.57	Master Confirmation, dated as of October 21, 2008 by and between Registrant and Citibank N.A., together with the Supplemental Confirmation

+(36)	10.58	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement dated March 6, 2008 by and between Registrant and Ampac Fine Chemicals LLC

*(38)	10.59	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2008

*(38)	10.60	Gilead Sciences, Inc. Severance Plan, as amended and restated effective May 7, 2008

*(38)	10.61	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(17)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(20)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
(21)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(29)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(30)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 5, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(37)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date: October 31, 2008	/s/ JOHN C. MARTIN
John C. Martin, Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2008	/s/ ROBIN L. WASHINGTON
Robin L. Washington
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a) Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Restated Certificate of Incorporation of the Registrant

(2)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(3)	3.3	Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(5)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(6)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(7)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(8)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(8)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(8)	4.7	Registration Rights Agreement, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co. Inc., dated as of April 25, 2006

*(9)	10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(9)	10.2	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(10)	10.3	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

*(9)	10.4	Form of option agreements used under the 1991 Stock Option Plan

+(9)	10.5	Letter Agreement between Registrant and IOCB/REGA, dated September 23, 1991

*(11)	10.6	Registrant’s Employee Stock Purchase Plan, as amended through May 9, 2007

Exhibit Footnote	Exhibit Number	Description of Document
*(12)	10.7	Registrant’s 1991 Stock Option Plan and related agreements, as amended and restated April 5, 2000, as amended January 18, 2001 and as amended January 30, 2002

*(12), (13)	10.8	Registrant’s 1995 Non-Employee Directors’ Stock Option Plan, including the form of option agreement thereunder, as amended January 26, 1999, and as amended January 30, 2002

+(14)	10.9	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(15)	10.10	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

+(16)	10.11	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(17)	10.12	Settlement Agreement between Registrant (as successor to NeXstar Pharmaceuticals, Inc.), Astellas Pharma Inc. (as successor to Fujisawa U.S.A., Inc.) and The Liposome Company, Inc., dated August 11, 1997

*(18)	10.13	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(18)	10.14	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(18)	10.15	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

+(19)	10.16	Licensing Agreement between Gilead Sciences Limited and Glaxo Group Limited, dated April 26, 2002

+(20)	10.17	Settlement Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Emory University, Dr. David W. Barry, Glaxo Wellcome plc, Glaxo Wellcome Inc., Glaxo Group Limited and The Wellcome Foundation Limited, dated May 6, 1999

+(21)	10.18	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(21)	10.19	Settlement and Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Shire Biochem Inc., Shire Pharmaceuticals Group plc, Emory University and the University of Georgia Research Foundation, dated August 30, 2002

+(22)	10.20	Master Clinical and Commercial Supply Agreement between Gilead Sciences Limited, Ltd., Registrant and Patheon Inc., dated January 1, 2003

+(22)	10.21	Amendment No. 1 dated May 19, 2003 to Licensing Agreement dated April 26, 2002 between Glaxo Group Limited and Gilead Sciences Limited

+(23)	10.22	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(24)	10.23	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(24)	10.24	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

Exhibit Footnote	Exhibit Number	Description of Document
+(24)	10.25	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

*(25)	10.26	Form of employee stock option agreement used under 2004 Equity Incentive Plan

*(25)	10.27	Form of non-employee stock option agreement used under 2004 Equity Incentive Plan

*(25)	10.28	Gilead Sciences, Inc. Corporate Bonus Plan

+(26)	10.29	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(26)	10.30	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(27)	10.31	Amended and Restated Agreement between Registrant (as successor to Vestar, Inc.) and Astellas Pharma Inc. (as successor to Fujisawa USA, Inc.), dated June 10, 2004

*(3)	10.32	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

(28)	10.33	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(28)	10.34	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(28)	10.35	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(28)	10.36	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

+(28)	10.37	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

*(16)	10.38	Form of Restricted Award Agreement used under 2004 Equity Incentive Plan

(16)	10.39	Sixth Amendment Agreement to the License Agreement, between the Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic, and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(16)	10.40	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

*(10)	10.41	Form of Performance Share Award Agreement used under the 2004 Equity Incentive Plan

+(29)	10.42	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

Exhibit Footnote	Exhibit Number	Description of Document
+(29)	10.43	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(30)	10.44	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

+(31)	10.45	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd. dated May 10, 2007

*(32)	10.46	Form of Restricted Stock Unit Issuance Agreement of the Company

(33)	10.47	Credit Agreement, dated as of December 18, 2007, among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(33)	10.48	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

*(34)	10.49	2008 Base Salaries for the Named Executive Officers

*(35)	10.50	Offer Letter dated October 4, 2007 between Registrant and Caroline Dorsa

*(35)	10.51	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2008

+(35)	10.52	Commercialization Agreement dated December 10, 2007, by and between Gilead Sciences Limited and Bristol-Myers Squibb Company

*(35)	10.53	Form of employee stock option agreement used under 2004 Equity Incentive Plan (revised in January 2008)

*(35)	10.54	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants; revised in January 2008)

*(35)	10.55	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants; revised in January 2008)

*(36)	10.56	Form of Performance Share Award Agreement used under 2004 Equity Incentive Plan (for award grants in January 2008)

(37)	10.57	Master Confirmation, dated as of October 21, 2008 by and between Registrant and Citibank N.A., together with the Supplemental Confirmation

+(36)	10.58	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement dated March 6, 2008 by and between Registrant and Ampac Fine Chemicals LLC

*(38)	10.59	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2008

*(38)	10.60	Gilead Sciences, Inc. Severance Plan, as amended and restated effective May 7, 2008

*(38)	10.61	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

Exhibit Footnote	Exhibit Number	Description of Document
	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(17)	Filed as an exhibit to NeXstar Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
(20)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(21)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on September 19, 2002, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(29)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(30)	Filed as an exhibit to Myogen, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 5, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(37)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.