Form 10-Q
period 2009-03-31
GILEAD SCIENCES INC
filed 2009-05-07
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2009: 906,395,631

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD® , GILEAD SCIENCES®, TRUVADA® , VIREAD®, EMTRIVA®, HEPSERA®, AMBISOME®, VISTIDE®, LETAIRIS® and VOLIBRIS™. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. MACUGEN® is a registered trademark belonging to OSI Pharmaceuticals, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,663,646	$1,459,302
Short-term marketable securities	396,648	330,760
Accounts receivable, net	1,068,000	1,023,397
Inventories	936,727	927,868
Deferred tax assets	135,612	140,882
Prepaid taxes	179,612	198,318
Prepaid expenses	70,741	71,815
Other current assets	164,929	126,066

Total current assets	4,615,915	4,278,408
Property, plant and equipment, net	679,437	528,799
Noncurrent portion of prepaid royalties	248,959	257,208
Noncurrent deferred tax assets	220,693	226,728
Long-term marketable securities	1,548,595	1,449,577
Other noncurrent assets	206,315	196,111

Total assets	$7,519,914	$6,936,831

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$578,362	$601,200
Accrued government rebates	189,096	176,939
Accrued compensation and employee benefits	88,404	103,840
Income taxes payable	95,362	44,757
Other accrued liabilities	256,660	245,662
Deferred revenues	48,300	42,963
Current portion of other long-term obligations	5,613	5,631

Total current liabilities	1,261,797	1,220,992
Long-term deferred revenues	51,285	74,181
Convertible senior notes, net	1,111,866	1,098,025
Long-term income taxes payable	56,588	56,588
Other long-term obligations	21,095	21,462
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 906,489 and 909,819 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	906	910
Additional paid-in capital	4,018,583	3,930,109
Accumulated other comprehensive income	111,644	41,240
Retained earnings	672,956	300,314

Total Gilead stockholders’ equity	4,804,089	4,272,573
Noncontrolling interest	213,194	193,010

Total stockholders’ equity	5,017,283	4,465,583

Total liabilities and stockholders’ equity	$7,519,914	$6,936,831

(1)	The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date, revised for retrospective application of FASB Staff Position Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) and Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160), but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. See “Note 1 Summary of Significant Accounting Policies”.

See accompanying notes.

GILEAD SCIENCES, INC.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
		(1)
Revenues:
Product sales	$1,447,580	$1,141,306
Royalty revenues	53,042	109,452
Contract and other revenues	29,838	7,394

Total revenues	1,530,460	1,258,152

Costs and expenses:
Cost of goods sold	329,414	239,848
Research and development	188,779	155,301
Selling, general and administrative	203,951	194,957

Total costs and expenses	722,144	590,106

Income from operations	808,316	668,046
Interest and other income, net	4,158	22,700
Interest expense	(16,671)	(16,001)

Income before provision for income taxes	795,803	674,745
Provision for income taxes	209,227	188,320

Net income	586,576	486,425
Net loss attributable to noncontrolling interest	2,536	1,875

Net income attributable to Gilead	$589,112	$488,300

Net income per share attributable to Gilead common stockholders—basic	$0.65	$0.53

Shares used in per share calculation—basic	909,780	928,104

Net income per share attributable to Gilead common stockholders—diluted	$0.63	$0.51

Shares used in per share calculation—diluted	942,479	966,554

(1)	The condensed consolidated statement of income for the three months ended March 31, 2008 has been revised for the retrospective application of FSP APB 14-1 and SFAS 160. See “Note 1 Summary of Significant Accounting Policies”.

See accompanying notes.

GILEAD SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
		(1)
Operating Activities:
Net income	$586,576	$486,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,720	10,709
Amortization	25,428	18,926
Stock-based compensation expense	41,045	36,136
Excess tax benefits from stock-based compensation	(20,693)	(89,244)
Tax benefits from employee stock plans	23,604	93,533
Deferred income taxes	11,305	4,263
Other non-cash transactions	39,366	(13,354)
Changes in operating assets and liabilities:
Accounts receivable, net	(89,073)	(141,022)
Inventories	(11,895)	(58,120)
Prepaid expenses and other assets	(102)	58,516
Accounts payable	(20,999)	104,674
Income taxes payable	50,605	14,590
Accrued liabilities	10,002	70,104
Deferred revenues	(17,559)	9,375

Net cash provided by operating activities	641,330	605,511

Investing Activities:
Purchases of marketable securities	(879,439)	(658,962)
Proceeds from sales of marketable securities	587,427	531,995
Proceeds from maturities of marketable securities	127,694	20,500
Capital expenditures and other	(164,071)	(16,749)

Net cash used in investing activities	(328,389)	(123,216)

Financing Activities:
Proceeds from issuances of common stock	40,947	65,480
Repurchases of common stock	(230,065)	(815,936)
Repayments of long-term debt and other obligations	(36)	(97)
Excess tax benefits from stock-based compensation	20,693	89,244
Contributions from (distributions to) noncontrolling interest	22,720	(28,413)

Net cash used in financing activities	(145,741)	(689,722)

Effect of exchange rate changes on cash	37,144	(37,775)

Net change in cash and cash equivalents	204,344	(245,202)
Cash and cash equivalents at beginning of period	1,459,302	968,086

Cash and cash equivalents at end of period	$1,663,646	$722,884

(1)	The condensed consolidated statement of cash flows for the three months ended March 31, 2008 has been revised for the retrospective application of FSP APB 14-1 and SFAS 160. See “Note 1 Summary of Significant Accounting Policies”.

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

The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and our joint ventures with Bristol-Myers Squibb Company (BMS), for which we are the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. We record a noncontrolling interest in our Condensed Consolidated Financial Statements to reflect BMS’s interest in the joint ventures. Significant intercompany transactions have been eliminated. The Condensed Consolidated Financial Statements include the results of companies acquired by us from the date of each acquisition.

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

Convertible Senior Notes

In May 2008, the FASB issued FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force (EITF) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective application to all periods presented.

On January 1, 2009, we adopted the provisions of FSP APB 14-1 on a retrospective basis and reflected additional interest expense and a related benefit from income taxes of $12.9 million and $5.1 million, respectively, for the three months ended March 31, 2008 in our Condensed Consolidated Statement of Income,

and recorded additional interest expense and a related benefit from income taxes of $13.6 million and $5.3 million, respectively, for the three months ended March 31, 2009. In addition, the retrospective adoption of FSP APB 14-1 decreased deferred tax assets and debt issuance costs included in other assets by an aggregate of $81.7 million, decreased convertible senior notes, net included in long-term liabilities by $201.8 million, and increased total stockholders’ equity by $120.1 million after a charge of $82.6 million to retained earnings on our Condensed Consolidated Balance Sheet as of December 31, 2008.

Noncontrolling Interest

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for interim periods and fiscal years beginning after December 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 160 and reclassified the noncontrolling interest (formerly minority interest) from liabilities to stockholders’ equity on our Condensed Consolidated Balance Sheets on a retrospective basis, which resulted in the reclassification of the change in noncontrolling interest from net cash provided by operating activities to net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows. We also presented the noncontrolling interest on our Condensed Consolidated Statements of Income as net loss attributable to noncontrolling interest, a component of consolidated net income, on a retrospective basis.

Net Income Per Share attributable to Gilead Common Stockholders

Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents (consisting primarily of performance shares) and the assumed exercise of warrants relating to the convertible senior notes due in 2011 (2011 Notes) and the convertible senior notes due in 2013 (2013 Notes) (collectively, the Notes) are determined under the treasury stock method.

Because the principal amount of the Notes will be settled in cash, only the conversion spread relating to the Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. The potential dilutive shares of our common stock resulting from the assumed settlement of the conversion spread of the Notes are determined under the guidance set forth in SFAS No. 128, Earnings Per Share, EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Topic No. D-72, Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings Per Share. Under such guidance, the settlement of the conversion spread of the Notes has a dilutive effect when the average market price of our common stock during the period exceeds $38.75 and $38.10 for the 2011 Notes and 2013 Notes, respectively. The average market price of our common stock during the three months ended March 31, 2009 and 2008 exceeded both of the conversion prices of the Notes and their dilutive effect is included in the table below.

Warrants relating to the 2011 Notes and 2013 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80 and $53.90, respectively. The average market price of our common stock during each of the three months ended March 31, 2009 and 2008 did not exceed the warrants’ exercise prices relating to the Notes.

Stock options to purchase approximately 15.4 million and 9.5 million weighted-average shares of our common stock were outstanding during the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income attributable to Gilead	$589,112	$488,300

Denominator:
Weighted-average shares of common stock outstanding used in calculation of basic net income per share attributable to Gilead common stockholders	909,780	928,104
Effect of dilutive securities:
Stock options and equivalents	26,074	32,562
Conversion spread related to 2011 convertible senior notes	3,169	2,801
Conversion spread related to 2013 convertible senior notes	3,456	3,087

Weighted-average shares of common stock outstanding used in calculation of diluted net income per share attributable to Gilead common stockholders	942,479	966,554

Fair Value

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), for all other non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3), that clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of March 31, 2009.

On January 1, 2009, in accordance with FSP 157-2, we adopted the provisions of SFAS 157 on a prospective basis for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS 157 requires that we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established in SFAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

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

The adoption of SFAS 157 for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on our consolidated net income for the three months ended March 31, 2009.

The following table summarizes, for each major category of assets or liabilities, the respective fair value and the classification by level of input within the fair value hierarchy defined in SFAS 157 (in thousands):

	March 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$42,098	$—	$42,098	$2,500	$179,847	$—	$182,347
Marketable securities	205,585	1,637,065	102,593	1,945,243	200,502	1,477,202	102,633	1,780,337
Derivatives	—	126,552	—	126,552	—	90,870	—	90,870

	$205,585	$1,805,715	$102,593	$2,113,893	$203,002	$1,747,919	$102,633	$2,053,554

Liabilities:
Derivatives	$—	$352	$—	$352	$—	$150	$—	$150

The following table is a reconciliation of marketable securities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$102,633	$7,258
Total realized and unrealized gains (losses) included in
Interest and other income, net	(29)	(1,898)
Other comprehensive income, net	2,495	(8,710)
Sales of marketable securities	(2,506)	(14,064)
Transfers into Level 3	—	157,699

Balance, end of period	$102,593	$140,285

Total losses for the three months ended March 31, 2009 included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$(29)	$(1,898)

Marketable securities, measured at fair value using Level 3 inputs, are substantially comprised of auction rate securities within our available-for-sale investment portfolio. The underlying assets of our auction rate securities are comprised of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of three to nine years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed securities as well as other fixed income securities adjusted for an illiquidity discount resulting in a discount rate of 4.7%. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have interest rates ranging from 1.0% to 1.3%. As of March 31, 2009, our auction rate securities continued to earn interest.

Our auction rate securities were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheet at March 31, 2009. Although there continued to be failed auctions as well as lack of market activity and liquidity in 2009, based on our assessment of the underlying collateral, the creditworthiness of the issuers of the securities and our ability and intent to hold these securities until anticipated recovery, which could be at final maturity, we had no other-than-temporary impairments on these securities as of March 31, 2009.

2. DERIVATIVE FINANCIAL INSTRUMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows in the context of an entity’s risk exposures. SFAS 161 is effective for interim periods and fiscal years beginning after November 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 161 on a prospective basis for our derivative instruments.

We operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. In order to manage the risk related to changes in foreign currency exchange rates, we hedge certain of our foreign currency exposures related to outstanding monetary assets and liabilities and forecasted product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts. In general, the market risks of our foreign currency exchange contracts are offset by corresponding gains and losses on the transactions being hedged. Our exposure to credit risk from these contracts is a function of changes in interest and currency exchange rates and, therefore, varies over time. We limit the risk that counterparties to these contracts may be unable to perform by transacting only with major banks, all of which we monitor closely in the context of current market conditions. We also limit risk of loss by entering into contracts that provide for net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative financial contracts for trading purposes. We do not hedge our net investment in any of our foreign subsidiaries.

We enter into foreign currency exchange contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain monetary assets and liabilities of our foreign subsidiaries that are denominated in a non-functional currency. As these derivative instruments are not designated as hedges under SFAS Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities (collectively referred to as SFAS 133), we record the changes in the fair value of such instruments in interest and other income, net on our Condensed Consolidated Statements of Income.

Foreign currency exchange contracts used to hedge forecasted product sales are designated as cash flow hedges under SFAS 133. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified, all with maturities of 18 months or less. At the inception of a hedging relationship and on a quarterly basis, we perform a regression analysis taking the change in cash flow of the underlying contract and regressing it against the change in cash flow of the hedge instrument (excluding time value) to assess the effectiveness of the hedging relationship. We assess hedge effectiveness on a retrospective basis using a dollar offset approach monthly. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in interest and other income, net. The effective component of the hedge is recorded in accumulated other comprehensive income (OCI) or loss within stockholders’ equity as an unrealized gain or loss on the hedging instrument. When the hedged forecasted transactions occur, the hedges are de-designated and the unrealized gains and losses are reclassified into product sales. Substantially all values related to the hedged forecasted transactions reported in accumulated OCI at March 31, 2009 will be reclassified to product sales within 12 months.

We had notional amounts on foreign currency exchange forward and option contracts outstanding of $2.37 billion and $2.39 billion at March 31, 2009 and December 31, 2008, respectively.

The following table summarizes information about the fair values of derivative instruments on our Condensed Consolidated Balance Sheet as of March 31, 2009 (in thousands):

	Location of Asset Derivatives	Fair Value	Location of Liability Derivatives	Fair Value
Derivatives designated as hedges under SFAS 133:
Foreign currency exchange contracts	Other current assets	$116,165	Other accrued liabilities	$290
Foreign currency exchange contracts	Other noncurrent assets	10,386	Other long-term obligations	52

Total derivatives designated as hedges under SFAS 133		126,551		342

Derivatives not designated as hedges under SFAS 133:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	10

Total derivatives not designated as hedges under SFAS 133		1		10

Total derivatives		$126,552		$352

The following table summarizes the effect of our derivative instruments on our Condensed Consolidated Statement of Income for the three months ended March 31, 2009 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Net Gain Recognized in OCI on Derivative (Effective Portion)	Location of Net Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Net Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Net Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Net Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency exchange contracts	$109,114	Product sales	$37,818	Interest and other income, net	$(16,119)

Derivatives Not Designated as Hedges under SFAS 133	Location of Net Gain Recognized in Income on Derivative	Amount of Net Gain Recognized in Income on Derivative
Foreign currency exchange contracts	Interest and other income, net	$56,362

3. ACQUISITION OF REAL ESTATE

In January 2009, we completed the purchase of an office building and approximately 30 acres of land located in Foster City, California, for an aggregate purchase price of $140.1 million. The purchase price was allocated primarily based on the estimated relative fair values to land of $71.6 million, building of $64.3 million, land improvements of $2.7 million and office furniture and equipment of $1.1 million.

4. INVENTORIES

Inventories are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$482,070	$505,106
Work in process	140,369	140,333
Finished goods	314,288	282,429

Total inventories	$936,727	$927,868

As of March 31, 2009 and December 31, 2008, the joint ventures formed by Gilead and BMS, which are included in our Condensed Consolidated Financial Statements, held $604.5 million and $607.7 million in inventory, respectively, of efavirenz active pharmaceutical ingredient, purchased from BMS at BMS’s estimated net selling price of Sustiva.

5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 12, 2006, the United States District Court for the Northern District of California executed orders dismissing in its entirety and with prejudice the fourth consolidated amended complaint associated with a purported class action lawsuit against us and our Chief Executive Officer; President and Chief Operating Officer; former Executive Vice President of Operations; Executive Vice President of Research and Development and Chief Scientific Officer; Senior Vice President of Manufacturing; and Senior Vice President of Research, alleging that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the Securities Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs have appealed the dismissal. On August 11, 2008, the United States Court of Appeals for the Ninth Circuit reversed the district court’s decision and remanded the case to the district court. On February 6, 2009, we filed a petition for a writ of certiorari with the Supreme Court of the United States, requesting that the court review the judgment of the court of appeals. In April 2009, the Supreme Court of the United States denied our petition. The case continues before the district court. On February 13, 2009, we filed a further motion to dismiss the fourth consolidated amended complaint on alternative grounds. It is not possible to predict the outcome of this case, and as such, no amounts have been accrued related to the outcome of this case.

On November 29, 2006, we received a subpoena from the United States Attorney’s Office in San Francisco requesting documents regarding our marketing and medical education programs for Truvada, Viread and Emtriva. Since that time, we have cooperated with the government’s investigation. On March 2, 2009, the United States Department of Justice (DOJ) notified the United States District Court for the Northern District of California “of its decision not to intervene” in a lawsuit filed by one of our former employees under the qui tam provisions of the federal False Claims Act. The DOJ has also notified us of its decision to decline to intervene in two additional False Claims Act lawsuits. Following the DOJ’s decision, the plaintiffs in all three of these cases have voluntarily dismissed their allegations against us.

On March 12 and March 19, 2009, two class action complaints were filed in Santa Clara County Superior Court against us, CV Therapeutics, Inc. (CV Therapeutics), a company we acquired in April 2009, and members of CV Therapeutics’ board of directors arising out of the merger agreement between CV Therapeutics and Gilead. The two matters were consolidated on April 1, 2009, and a consolidated complaint was filed on April 1, 2009, alleging that CV Therapeutics and its board of directors breached their fiduciary duties to CV Therapeutics’ stockholders and Gilead aided and abetted the purported breach of fiduciary duty. The consolidated complaint sought compensatory and/or rescissory damages as well as attorney and other fees and costs. The plaintiffs filed a motion for preliminary injunction to halt the consummation of the tender offer, which motion was denied by the court on April 13, 2009. On May 6, 2009, the parties filed a stipulation to dismiss the suit with prejudice.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, consolidated results of operations or financial position.

6. STOCK-BASED COMPENSATION EXPENSE

The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of goods sold	$3,254	$1,694
Research and development expenses	16,955	16,895
Selling, general and administrative expenses	20,836	17,547

Stock-based compensation expense included in total costs and expenses	41,045	36,136
Income tax effect	(10,757)	(10,135)

Stock-based compensation expense included in net income	$30,288	$26,001

7. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In October 2008, we entered into an accelerated share repurchase agreement with a financial institution to repurchase $750.0 million of our common stock on an accelerated basis. This accelerated share repurchase was part of the $3.00 billion stock repurchase program authorized by our board of directors in October 2007. Under the terms of the accelerated share repurchase agreement, we paid $750.0 million to settle the initial purchase transaction and received 14,874,519 shares of our common stock at an initial price of $50.42 per share. In March 2009, upon termination of the agreement and in accordance with the share delivery provisions of the agreement, we received an additional 1,356,337 shares of our common stock based on the average of the daily volume weighted-average prices of our common stock during a specified period less a predetermined discount per share. As a result, the total number of shares repurchased and retired under this accelerated share repurchase agreement was 16,230,856 shares at an average purchase price of $46.21 per share.

During the three months ended March 31, 2009, in addition to the additional shares that we received under the terms of the accelerated share repurchase transaction, we repurchased and retired 5,008,447 shares of our common stock at an average purchase price of $45.92 per share, for an aggregate purchase price of $230.0 million through open market transactions. As of March 31, 2009, the remaining authorized amount of stock repurchases that may be made under our $3.00 billion stock repurchase program which expires in December 2010 was $768.1 million.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to APIC based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our open market stock repurchases during the three months ended March 31, 2009, we reduced common stock and APIC by an aggregate of $16.5 million and charged $213.5 million to retained earnings.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$586,576	$486,425
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(3,466)	4,316
Net unrealized gain on available-for-sale securities, net of related tax effects	2,574	2,900
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	71,296	(10,783)

Total other comprehensive income (loss)	70,404	(3,567)

Comprehensive income	656,980	482,858
Comprehensive loss attributable to noncontrolling interest	2,536	1,875

Comprehensive income attributable to Gilead	$659,516	$484,733

8. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment, because our major products, Truvada, Atripla, Viread, Hepsera, Emtriva and AmBisome, which together accounted for substantially all of our total product sales for the three months ended March 31, 2009 and 2008, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Antiviral products:
Truvada	$590,353	$479,385
Atripla	509,883	324,217
Viread	160,605	152,667
Hepsera	72,714	83,022
Emtriva	7,234	8,389

Total antiviral products	1,340,789	1,047,680
AmBisome	64,271	71,028
Letairis	39,580	20,337
Other	2,940	2,261

Total product sales	$1,447,580	$1,141,306

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended March 31,
	2009	2008
United States	$803,160	$669,576
Outside of the United States:
United Kingdom	98,652	63,489
Spain	98,071	77,724
France	93,528	92,346
Italy	79,886	69,591
Germany	77,208	39,482
Switzerland	44,710	102,892
Other European countries	141,123	65,560
Other countries	94,122	77,492

Total revenues outside of the United States	727,300	588,576

Total revenues	$1,530,460	$1,258,152

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended March 31,
	2009	2008
Cardinal Health, Inc.	21%	22%
McKesson Corp.	14%	16%
AmerisourceBergen Corp.	11%	12%

9. INCOME TAXES

Our income tax rate of 26.3% for the three months ended March 31, 2009 differed from the U.S. federal statutory rate of 35% primarily due to tax credits and certain operating earnings from non-U.S subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

As of March 31, 2009, we believe it is reasonably possible that our unrecognized tax benefits will decrease by approximately $50 million in the next 12 months as we expect to have clarification from the Internal Revenue Service (IRS) around some of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective taxing authorities.

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

10. SUBSEQUENT EVENTS

In March 2009, we signed an agreement to acquire CV Therapeutics for $20.00 per share. This transaction, valued at approximately $1.4 billion, closed on April 17, 2009, at which time CV Therapeutics became a wholly-owned subsidiary of Gilead. CV Therapeutics was a publicly held biopharmaceutical company based in Palo Alto, California, primarily focused on applying molecular cardiology to the discovery, development and commercialization of small molecule drugs for the treatment of cardiovascular diseases. CV Therapeutics has two marketed products, Ranexa® (ranolazine) for the treatment of chronic angina and Lexiscan® (regadenoson) injection for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging in patients unable to undergo adequate exercise stress. CV Therapeutics also has several product candidates currently being evaluated for the treatment of atrial fibrillation, pulmonary diseases and diabetes. We believe the acquisition will provide us with an opportunity to further expand into the cardiovascular therapeutic area. We will be applying the provisions of SFAS No. 141 (revised 2007), Business Combinations, to account for this acquisition.

In April 2009, in connection with the acquisition of CV Therapeutics, we borrowed $400.0 million under our amended and restated credit agreement to partially fund the acquisition. Under the credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation (GBIC), may borrow up to an aggregate of $1.25 billion in revolving credit loans at an interest rate of either (i) LIBOR plus a margin ranging from 0.20 percent to 0.32 percent or (ii) the base rate, as defined in the credit agreement. The credit agreement will terminate and all outstanding amounts owing thereunder shall be due and payable on December 17, 2012. We and GBIC may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. We intend to repay the loan using cash flow generated from operations. As of May 6, 2009, the amount available under this credit facility was approximately $850 million.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2008 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2009 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Management Overview

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Australia. We market Truvada® (emtricitabine/tenofovir disoproxil fumarate), Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B virus (HBV); AmBisome® (amphotericin B) liposome for injection for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); and Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection. F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. OSI Pharmaceuticals, Inc. markets Macugen® (pegaptanib sodium injection) in the United States and Europe for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us. GlaxoSmithKline Inc. (GSK) markets Volibris® (ambrisentan) outside of the United States for the treatment of PAH under a royalty-paying collaborative agreement with us.

Business Highlights

In March 2009, we signed an agreement to acquire CV Therapeutics, Inc. (CV Therapeutics) for $20.00 per share. This transaction, valued at approximately $1.4 billion, closed on April 17, 2009, at which time CV Therapeutics became our wholly-owned subsidiary. The results of operations of CV Therapeutics are not included in our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2009. CV Therapeutics was a publicly held biopharmaceutical company based in Palo Alto, California, primarily focused on applying molecular cardiology to the discovery, development and commercialization of small molecule drugs for the treatment of cardiovascular diseases. CV Therapeutics has two marketed products as well as several product candidates currently being evaluated for the treatment of atrial fibrillation, pulmonary diseases and diabetes. We believe the acquisition will provide us with an opportunity to further expand into the cardiovascular therapeutic area.

In January 2009, we completed the purchase of an office building and approximately 30 acres of land located in Foster City, California, for an aggregate purchase price of $140.1 million.

With regard to our antiviral research and development (R&D) efforts, in February 2009, we presented the data and results from two Phase 1 studies for GS 9350, our pharmacoenhancer that is in development as a boosting agent for certain HIV medicines. In April 2009, we initiated a Phase 2 study of the complete single-tablet fixed-dose regimen containing elvitegravir, GS 9350 and Truvada in treatment-naïve patients, and anticipate the study to be fully enrolled by the second quarter of 2009.

In the cardiovascular area, in March 2009, we began enrolling patients in a Phase 2 clinical trial of cicletanine hydrochloride, an oral agent in development for the treatment of PAH. In April 2009, we announced preliminary data from DAR-311 (DORADO), a Phase 3 study for darusentan for the treatment of resistant hypertension.

With regard to our respiratory efforts, in February 2009, we received a response from the U.S. Food and Drug Administration (FDA) to our appeal, submitted under the formal dispute resolution process, regarding the agency’s complete response letter for our new drug application (NDA) for aztreonam for inhalation solution for the treatment of cystic fibrosis (CF) in the United States. Following its review under the dispute resolution process, the FDA reiterated its position outlined in the complete response letter, including the need for us to conduct an additional clinical study of aztreonam for inhalation solution before we can resubmit our NDA. In March 2009, the Committee for Medicinal Products for Human Use (CHMP), the scientific committee of the European Medicines Agency (EMEA), notified us that it had adopted a negative opinion on our Marketing Authorisation Application (MAA) for aztreonam for inhalation solution for the treatment of CF in the European Union. We are conferring with both regulatory bodies to determine what further studies would be required to address their concerns and support approval of this product.

Financial Highlights

Our operating results for the three months ended March 31, 2009 were led by total product sales of $1.45 billion. Antiviral product sales (Truvada, Atripla, Viread, Hepsera and Emtriva) increased 28% to $1.34 billion in the three months ended March 31, 2009 from the three months ended March 31, 2008, and were the key drivers for total product sales growth of 27% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Atripla contributed $509.9 million, or 38%, to our first quarter 2009 antiviral product sales. The growth of Atripla product sales and its increased proportion relative to our overall product sales caused our product gross margin to decrease to 77.2% for the three months ended March 31, 2009 from 79.0% in the same period of 2008, due primarily to the efavirenz component of Atripla sales which is recorded at zero gross margin. Truvada product sales for the three months ended March 31, 2009 comprised $590.4 million, or 44% of our first quarter 2009 antiviral product sales. Truvada product sales for the three months ended March 31, 2009 increased 23% from the three months ended March 31, 2008 primarily due to continued sales volume growth in the United States and Europe. Foreign currency fluctuations for the three months ended March 31, 2009 had an unfavorable impact of approximately $22.3 million on total revenues and $11.7 million on pre-tax income when compared to the three months ended March 31, 2008.

Royalty, contract and other revenues that we recognized from our collaborations with corporate partners were $82.9 million for the three months ended March 31, 2009, a decrease of 29% from the three months ended

March 31, 2008. The decrease was driven primarily by lower Tamiflu royalties from Roche of $33.2 million for the three months ended March 31, 2009 compared to Tamiflu royalties of $93.4 million in the same period in 2008 due to decreased sales related to pandemic planning initiatives worldwide. This decrease was partially offset by the recognition of approximately $24.0 million of previously deferred collaboration payments from a corporate partner as we no longer have substantive ongoing performance obligations.

Operating expenses which include R&D and selling, general and administrative (SG&A) expenses increased $42.5 million for the three months ended March 31, 2009, or 12%, compared to the three months ended March 31, 2008, reflecting the higher headcount required to support the continued growth of our business as well as the increased research and clinical study activity in our development pipeline. We expect to incur acquisition-related costs in 2009 for the acquisition of CV Therapeutics.

Cash, cash equivalents and marketable securities increased by $369.3 million during the three months ended March 31, 2009, driven primarily by our operating cash flows of $641.3 million, partially offset by repurchases under the $3.00 billion stock repurchase program authorized by our Board of Directors (Board) in October 2007, which expires in December 2010. During the three months ended March 31, 2009, we received an additional 1.4 million shares of our common stock, bringing the total number of shares repurchased and retired under the accelerated share repurchase agreement entered into in October 2008 to 16.2 million shares at an average purchase price of $46.21 per share. In addition, we repurchased a total of $230.0 million of our common stock through open market purchases, or approximately 5.0 million shares. As of March 31, 2009, the remaining authorized amount of stock repurchases that may be made under our Board authorized stock repurchase program was $768.1 million.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2009 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Adoption of New Accounting Pronouncements

On January 1, 2009, we adopted the provisions of Financial Accounting Standards Board Staff Position Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) on a retrospective basis for our convertible senior notes. FSP APB 14-1 requires us to account for the liability and equity components of our convertible senior notes separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. Accordingly, we reflected additional interest expense and a related benefit from income taxes of $12.9 million and $5.1 million, respectively, for the three months ended March 31, 2008 in our Condensed Consolidated Statement of Income, and recorded additional interest expense and a related benefit from income taxes of $13.6 million and $5.3 million, respectively, for the three months ended March 31, 2009. In addition, the retrospective adoption of FSP APB 14-1 decreased deferred tax assets and debt issuance costs included in other assets by an aggregate of $81.7 million, decreased convertible senior notes, net included in long-term liabilities by $201.8 million, and increased total stockholders’ equity by $120.1 million after a charge of $82.6 million to retained earnings on our Condensed Consolidated Balance Sheet as of December 31, 2008.

On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). Accordingly, we reclassified the noncontrolling interest (formerly minority interest) from liabilities to stockholders’ equity on our Condensed Consolidated Balance Sheets on a retrospective basis, which resulted in the reclassification of the change in noncontrolling interest from net cash provided by operating activities to net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows. We also presented the noncontrolling interest on our Condensed Consolidated Statements of Income as net loss attributable to noncontrolling interest, a component of consolidated net income, on a retrospective basis.

Results of Operations

Total Revenues

We had total revenues of $1.53 billion for the three months ended March 31, 2009 compared to $1.26 billion for the same period in 2008. Included in total revenues were product sales, royalty revenues and contract and other revenues.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands):

	Three Months Ended March 31,		Change
	2009	2008
Antiviral products:
Truvada	$590,353	$479,385	23%
Atripla	509,883	324,217	57%
Viread	160,605	152,667	5%
Hepsera	72,714	83,022	(12)%
Emtriva	7,234	8,389	(14)%

Total antiviral products	1,340,789	1,047,680	28%
AmBisome	64,271	71,028	(10)%
Letairis	39,580	20,337	95%
Other	2,940	2,261	30%

Total product sales	$1,447,580	$1,141,306	27%

Total product sales increased by 27% for the three months ended March 31, 2009 compared to the same period in 2008, due primarily to an overall increase in our antiviral product sales, including the strong growth in sales of Atripla and Truvada. A significant percentage of our product sales continued to be denominated in foreign currencies. We used foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. This reduced, but did not eliminate, fluctuations in sales due to changes in foreign currency exchange rates.

Antiviral Products

Antiviral product sales increased by 28% for the three months ended March 31, 2009 compared to the same period in 2008, driven primarily by sales volume growth of Atripla and Truvada.

•	Truvada

Truvada sales increased by 23% for the three months ended March 31, 2009 compared to the same period in 2008, driven primarily by sales volume growth in the United States and Europe. Truvada sales accounted for 44% of our total antiviral product sales for the three months ended March 31, 2009.

•	Atripla

Atripla sales increased by 57% for the three months ended March 31, 2009 compared to the same period in 2008, driven primarily by its continued uptake in the United States and Europe. We consolidate 100% of Atripla product sales because we are the primary beneficiary of our joint venture with Bristol-Myers Squibb Company (BMS) in the United States. Outside of the United States, we also recognize 100% of Atripla product sales. The efavirenz portion of our Atripla sales was approximately $187.5 million and $119.6 million for the three months ended March 31, 2009 and 2008, respectively. Atripla sales accounted for 38% of our total antiviral product sales for the three months ended March 31, 2009.

•	Other Antiviral Products

Other antiviral product sales, which include product sales of Viread, Hepsera and Emtriva, decreased by 1% for the three months ended March 31, 2009 compared to the same period in 2008, driven primarily by increased Viread sales volume growth, offset by sales volume decreases in Hepsera product sales.

Letairis

Sales of Letairis for the treatment of PAH increased 95% for the three months ended March 31, 2009 compared to the same period in 2008, driven primarily by sales volume growth in the United States.

Royalty Revenues

The following table summarizes the period over period change in our royalty revenues (in thousands):

	Three Months Ended March 31,		Change
	2009	2008
Royalty revenues	$53,042	$109,452	(52)%

Our most significant source of royalty revenues for the three months ended March 31, 2009 and 2008 was from sales of Tamiflu by Roche.

Royalty revenues for the three months ended March 31, 2009 were $53.0 million, a decrease of 52% compared to the same period in 2008, driven primarily by the recognition of Tamiflu royalties from Roche of $33.2 million in the three months ended March 31, 2009 compared to Tamiflu royalties from Roche of $93.4 million recognized in the same period in 2008. The lower Tamiflu royalties were due primarily to decreased Roche sales related to pandemic planning initiatives worldwide. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which Tamiflu is sold.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our total product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	Three Months Ended March 31,		Change
	2009	2008
Total product sales	$1,447,580	$1,141,306	27%
Cost of goods sold	$329,414	$239,848	37%
Product gross margin	77.2%	79.0%

Our product gross margin for the three months ended March 31, 2009 was 77.2%, compared to 79.0% for the same period in 2008. The decrease in our product gross margin was due primarily to the higher proportion of Atripla sales, which include the efavirenz component at zero product gross margin.

A higher mix of Atripla product sales decreases our overall product gross margin. Although we record 100% of Atripla product sales, we only benefit from the product gross margin on the Truvada portion of Atripla sales. The efavirenz portion of Atripla sales carries a zero product gross profit and gross margin since we purchase efavirenz from BMS at BMS’s net selling price of efavirenz.

Research and Development Expenses

The following table summarizes the period over period change in the major components of our R&D expenses (in thousands):

	Three Months Ended March 31,		Change
	2009	2008
Research	$43,998	$34,509	27%
Clinical development	115,072	94,768	21%
Pharmaceutical development	29,709	26,024	14%

Total research and development	$188,779	$155,301	22%

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, materials and supplies, license fees and overhead allocations consisting of various support and facilities related costs. Our R&D activities are separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1, 2, 3 and 4 clinical trials. Pharmaceutical development expenses consist of costs for product formulation and chemical analysis.

R&D expenses for the three months ended March 31, 2009 increased by $33.5 million, or 22%, compared to the same period in 2008, due primarily to increased compensation and benefit expenses of $13.8 million due largely to higher headcount, as well as increased clinical study expenses of $10.0 million driven primarily by the growth in our business.

Selling, General and Administrative Expenses

The following summarizes the period over period change in our SG&A expenses (in thousands):

	Three Months Ended March 31,		Change
	2009	2008
Selling, general and administrative	$203,951	$194,957	5%

SG&A expenses for the three months ended March 31, 2009 increased by $9.0 million, or 5%, compared to the same period in 2008, due primarily to increased compensation and benefit expenses of $12.6 million driven largely by higher headcount.

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

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Aztreonam for inhalation solution for the treatment of CF	Aztreonam formulation for inhalation to be used against Gram-negative bacteria that cause lung infections in patients with CF.	In Phase 3 clinical trials as of the acquisition date. We filed an NDA with the FDA in November 2007. In September 2008, we received a complete response letter from the FDA informing us that the FDA will not approve our NDA for aztreonam for inhalation solution for the treatment of CF in its current form and requesting we conduct an additional Phase 3 clinical study. In November 2008, we filed a request for a formal dispute resolution with the FDA. In February 2009, in response to our appeal, the FDA notified us that it was reiterating its position that we will need to conduct another clinical study of aztreonam for inhalation solution before we can resubmit our NDA. In March 2008, we also submitted a MAA in the European Union and received notice of acceptance and priority review by Health Canada for approval in Canada. In March 2009, the CHMP of the EMEA notified us that it adopted a negative opinion on our MAA. We are conferring with the European regulatory bodies to determine appropriate options to address the issues outlined in the CHMP opinion.	$335.6

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

Interest and Other Income, Net

We recorded interest and other income, net, of $4.2 million for the three months ended March 31, 2009, a decrease of $18.5 million from the same period in 2008. The decrease was due primarily to increased costs related to our hedging activities of $15.0 million, decreased interest income of $13.3 million due primarily to a reduction in the average yield of our investment portfolio as a result of lower interest rates, partially offset by net foreign currency exchange gains of $6.6 million.

Provision for Income Taxes

Our income tax rate was 26.3% for the three months ended March 31, 2009, compared to 27.9% for the same period in 2008. Our provision for income taxes for the three months ended March 31, 2009 was $209.2 million compared to $188.3 million for the same period in 2008. The tax rate for the three months ended March 31, 2009 differed from the U.S. federal statutory rate of 35% due primarily to tax credits, certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

As a result of the retrospective application of FSP APB 14-1, we reflected a decrease in our provision for income taxes of $5.1 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital, and our cash flow activity (in thousands):

	As of March 31, 2009	As of December 31, 2008
Cash, cash equivalents and marketable securities	$3,608,889	$3,239,639
Working capital	$3,354,118	$3,057,416

	Three Months Ended March 31,
	2009	2008
Cash provided by (used in):
Operating activities	$641,330	$605,511
Investing activities	$(328,389)	$(123,216)
Financing activities	$(145,741)	$(689,722)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $3.61 billion at March 31, 2009, an increase of $369.3 million or 11% from December 31, 2008. The increase was primarily attributable to net cash provided by operations of $641.3 million, partially offset by our repurchase of $230.1 million of our common stock under our stock repurchase program and capital expenditures and other of $164.1 million related primarily to the purchase of an office building and approximately 30 acres of land located in Foster City, California.

Working Capital

Working capital was $3.35 billion at March 31, 2009, an increase of $296.7 million or 10% from December 31, 2008. The increase was primarily attributable to:

•	an increase of $270.2 million in cash, cash equivalents and short-term marketable securities; and

•	an increase of $44.6 million in accounts receivable, net, primarily driven by increased product sales.

This increase was partially offset by a $50.6 million increase in income taxes payable, primarily due to the increase in provision for income taxes driven by higher income.

As a result of the retrospective application of FSP APB 14-1, our current portion of deferred tax asset was reduced by $21.9 million as of December 31, 2008 to reflect the basis difference associated with the liability component that represents a temporary difference under SFAS No. 109, Accounting for Income Taxes.

Cash Provided by Operating Activities

Cash provided by operating activities of $641.3 million for the three months ended March 31, 2009 related primarily to net income of $586.6 million which was adjusted for non-cash items such as $41.0 million of stock-based compensation expense, $39.1 million of depreciation and amortization and $23.6 million of tax benefits from employee stock plans. This was partially offset by $79.0 million of cash outflow related to changes in operating assets and liabilities and $20.7 million of excess tax benefits from stock option exercises which we reclassified to cash used in financing activities in accordance with SFAS No. 123 (revised 2004), Share-Based Payment.

Cash provided by operating activities of $605.5 million for the three months ended March 31, 2008 was comprised primarily of net income of $486.4 million adjusted for non-cash items, such as $93.5 million of tax benefits from employee stock plans, $58.1 million of cash inflow related to changes in operating assets and liabilities and $36.1 million of stock-based compensation expense. This was partially offset by $89.2 million of excess tax benefits from stock option exercises. Our operating cash flows for the three months ended March 31, 2008 has been revised for our retrospective application of SFAS 160 on January 1, 2009 and the resulting reclassification of the change in noncontrolling interest from cash provided by operating activities to cash used in financing activities.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2009 and 2008 primarily related to purchases, sales and maturities of available-for-sale securities as well as capital expenditures.

We used $328.4 million of cash in investing activities in the three months ended March 31, 2009, compared to $123.2 million during the three months ended March 31, 2008. The increase was due primarily to increased capital expenditures and a higher level of activity in purchases, sales and maturities of marketable securities in the three months ended March 31, 2009 compared to the same period in 2008. Capital expenditures and other of $164.1 million made in the three months ended March 31, 2009 related primarily to the purchase of an office building and approximately 30 acres of land located in Foster City, California.

Cash Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2009 was $145.7 million, driven primarily by the $230.1 million used to repurchase our common stock under our stock repurchase program. The cash outflows were partially offset by proceeds of $40.9 million that we received from issuances of stock under our employee stock plans and $20.7 million of excess tax benefits from stock option exercises.

Cash used in financing activities for the three months ended March 31, 2008 was $689.7 million, driven primarily by the $815.9 million used to repurchase our common stock under our stock repurchase program. The cash outflows were partially offset by $89.2 million of excess tax benefits from stock option exercises, as well as proceeds of $65.5 million that we received from issuances of stock under our employee stock plans.

As a result of our adoption of SFAS 160, we reclassified the changes in noncontrolling interest from cash provided by operating activities to cash used in financing activities, as discussed above.

In October 2008, we entered into an accelerated share repurchase agreement with a financial institution to repurchase $750.0 million of our common stock on an accelerated basis. Under the terms of this accelerated share repurchase agreement, we paid $750.0 million to settle the initial purchase transaction and received 14,874,519 shares of our common stock at a price of $50.42 per share. In March 2009, upon termination of the agreement and in accordance with the share delivery provisions of the agreement, we received an additional 1,356,337 shares of our common stock based on the average of the daily volume weighted-average prices of our common stock during a specified period less a predetermined discount per share. As a result, the total number of shares repurchased and retired under this transaction was 16,230,856 shares at an average purchase price of $46.21 per share. The accounting for this accelerated share repurchase was consistent with that of our previous accelerated share repurchase.

As of March 31, 2009, the remaining authorized amount of stock repurchases that may be made under our $3.00 billion stock repurchase program which expires in December 2010 was $768.1 million.

Other Information

As of March 31, 2009, approximately $1.25 billion was available under our amended and restated credit agreement. In April 2009, we borrowed $400.0 million under our credit agreement to partially fund the acquisition of CV Therapeutics. Under the credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation (GBIC), may borrow up to an aggregate of $1.25 billion in revolving credit loans at an interest rate of either (i) LIBOR plus a margin ranging from 0.20 percent to 0.32 percent or (ii) the base rate, as defined in the credit agreement. The credit agreement will terminate and all amounts owing thereunder shall be due and payable on December 17, 2012. We and GBIC may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. We intend to repay the loan using cash flow generated from operations. As of May 6, 2009, the amount available under this credit facility was approximately $850 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2009 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

A portion of our marketable securities are held in auction rate securities. During the three months ended March 31, 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program, and are over-collateralized. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have interest rates ranging from 1.0% to 1.3%. As of March 31, 2009, our auction rate securities continued to earn interest.

If auctions continue to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. However, based on our total cash and marketable securities position, our expected operating cash flows as well as access to funds through our credit facility, we believe that we will be able to hold these securities until there is a recovery in the auction market and the related securities, which may be at final maturity. As a result, we do not anticipate that the current illiquidity of these auction rate securities will have a material effect on our cash requirements or working capital.

In light of the volatility and developments that we have seen in the financial markets, we continue to review our cash equivalents and marketable securities carefully and strive to invest prudently. We believe that maintaining the primary goals of our investment policy, safety and preservation of principal and diversification of risk, as well as liquidity, has protected us from many of the risks in the credit markets while allowing us to continue to meet our operating cash flow requirements as well as execute on other strategic opportunities such as the acquisition of CV Therapeutics.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2009 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined under Securities and Exchange Commission (SEC) rules as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2009.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, U.S. Patent Numbers 6,642,245 and 6,703,396, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva Pharmaceuticals submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva alleges that the same two emtricitabine patents are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. We expect to file a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. We cannot predict the ultimate outcome of these actions, and we may spend significant resources defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated, and the patent protection for Truvada and Atripla in the United States would be shortened to expire in 2017 instead of 2021.

Information pertaining to certain of our other legal proceedings can be found in “Part I. Item 1. Condensed Consolidated Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5. Commitments and Contingencies” to the interim Condensed Consolidated Financial Statements, and is incorporated by reference herein.

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

A substantial portion of our revenues is derived from sales of Truvada and Atripla. If we are unable to maintain or continue increasing sales of Truvada and Atripla, our results of operations may be adversely affected.

We are currently dependent on sales of our products for the treatment of HIV, especially Truvada and Atripla, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the three months ended March 31, 2009, Truvada and Atripla product sales were $1.10 billion, or 72% of our total revenues. We may not be able to sustain the growth rate of sales of our HIV products, especially Truvada and Atripla, for the reasons stated in this risk factor, including:

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

During the three months ended March 31, 2009, approximately 88% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even though end user demand has not changed. For example, in the fourth quarter of 2008, strong prescription demand for Truvada and Atripla was not fully reflected in our revenues for the fourth quarter. We believe this is because inventories were drawn down within the retail distribution channel during the quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see a mismatch between prescription demand for our products and our revenues. In addition, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAP), correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns, and often causes quarter over quarter fluctuations that do not necessarily mirror the purchasing patterns that can be seen within the retail sector. For example, in the first quarter of 2008, we observed large non-retail purchases by a small number of state ADAPs that purchase centrally and have significant warehousing capacity. We believe such purchases were driven by the grant cycle for federal ADAP funds rather than current patient demand, which tempered orders and our associated product sales, revenues and earnings in the second quarter of 2008 as these organizations depleted their increased inventory levels established during the first quarter of 2008. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future.

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

If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. For example, the new drug application (NDA) submitted by us for aztreonam for inhalation solution for the treatment of cystic fibrosis (CF) in the United States was delayed when we received a complete response letter from the FDA informing us that the FDA will not approve the NDA in its current form and requesting we conduct an additional Phase 3 clinical study. In November 2008, we filed a request for dispute resolution with the FDA to determine whether further analyses of the existing data could lead to approval or whether we will need to conduct an additional study. In February 2009, in response to our appeal, the FDA notified us that it is reiterating its position that we will need to conduct another clinical study of aztreonam for inhalation solution before we can resubmit our NDA. In March 2009, the Committee for Medicinal Products for Human Use (CHMP), the scientific committee of the European Medicines Agency, notified us that it adopted a negative opinion on the our marketing authorization application for aztreonam for inhalation solution in the European Union. We are conferring with European regulatory bodies to determine appropriate options to address the issues outlined in the CHMP opinion. Existing data from any ongoing or from any additional clinical trial that we may commence to satisfy FDA or CHMP concerns may not support the approval of aztreonam for inhalation solution in the United States or the European Union, which may cause us considerable expense and may lead to further delays or cause us to abandon further development of the product. There are also risks that health authorities in other countries where marketing authorization applications are pending will undertake similar additional reviews which would compound the risks described above. As a result, aztreonam for inhalation solution may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of such product candidate if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted.

A significant portion of our product sales occur outside the United States, and currency fluctuations as well as hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.

Because a significant percentage of our product sales are denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. When the U.S. dollar strengthens against these foreign currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens against these currencies, the relative value of such sales increases. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business.

We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. We cannot predict future fluctuations in the foreign currency exchange rate of the U.S. dollar. If the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation, our results of operations will be adversely affected and our stock price may decline.

Additionally, the expenses that we recognize in relation to our hedging activities can also cause our earnings to fluctuate. The level of hedging expenses that we recognize in a particular period is impacted by the changes in interest rate spreads between the foreign currencies that we hedge and the U.S. dollar.

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GlaxoSmithKline Inc. (GSK), which markets fixed dose combination products that compete with Truvada and Atripla. GSK and Pfizer Inc. (Pfizer) recently announced that they are combining their HIV drug businesses into a single, jointly owned company that will focus solely on competing in the HIV market. For Hepsera and Viread for treatment of chronic hepatitis B, we compete primarily with products produced by GSK, Bristol-Myers Squibb Company (BMS) and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by

Merck & Co., Inc. (Merck) and Pfizer. In addition, we are aware of at least two lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with Actelion Pharmaceuticals US, Inc. (Actelion) and indirectly with PAH products from United Therapeutics Corporation and Pfizer. Tamiflu competes with products sold by GSK and generic competitors. Aztreonam for inhalation solution for the treatment of CF, if approved for marketing, will compete with a product marketed by Novartis.

In addition, a number of companies are pursuing the development of technologies which are competitive with our existing products or research programs. These competing companies include specialized pharmaceutical firms and large pharmaceutical companies acting either independently or together with other pharmaceutical companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for competitive products or programs.

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

In September 2008, we received a complete response letter from the FDA informing us that the FDA will not approve our NDA for aztreonam for inhalation solution for treatment of CF in its current form and requesting we conduct an additional Phase 3 clinical study. In November 2008, we filed a request for dispute resolution with the FDA to determine whether further analyses of the existing data could lead to approval or whether we will need to conduct an additional study. In February 2009, in response to our appeal, the FDA notified us that it is reiterating its position that we will need to conduct another clinical study of aztreonam for inhalation solution before we can resubmit our NDA. In March 2009, the CHMP notified us that it adopted a negative opinion on our marketing authorization application for aztreonam for inhalation solution in the European Union. We are conferring with European regulatory bodies to determine appropriate options to address the issues outlined in the CHMP opinion. Existing data from any ongoing clinical trials or any additional clinical trial that we may commence to satisfy FDA or CHMP concerns may not support the approval of aztreonam for inhalation solution in the United States or the European Union, which may cause us considerable expense and may lead to further delays or cause us to abandon further development of the product. There are also risks that health authorities in other countries where marketing authorization applications are pending will undertake similar additional reviews which would compound the risks described above.

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

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with BMS for Atripla in the United States, Europe and Canada; Roche for Tamiflu; and GSK for ambrisentan in territories outside of the United States. In some countries, we rely on international distributors for sales of Truvada, Viread, Hepsera, Emtriva and AmBisome. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that:

•	we are unable to control the resources our corporate partners devote to our programs or products;

•	disputes may arise with respect to the ownership of rights to technology developed with our corporate partners;

•	disagreements with our corporate partners could cause delays in, or termination of, the research, development or commercialization of product candidates or result in litigation or arbitration;

•	contracts with our corporate partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

•

our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

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

Further, we will be dependent on the supplier of the inhalation device that delivers aztreonam for inhalation solution, if and when regulatory approval is obtained, to distribute the device through specialty pharmacies or other distribution channels, and we will not have control over many key aspects related to the device. For example, the supplier could encounter issues with regulatory agencies related to the device or be unable to supply sufficient quantities of this device at the time of a commercial launch or following a commercial launch. Moreover, because this device will be subject to a separate reimbursement approval process, in the event our supplier is unable to obtain reimbursement approval or receives approval at a lower-than-expected price, sales of aztreonam for inhalation solution may be adversely affected. In addition, we may not be able to obtain adequate supplies of inhalation devices from our supplier. Any of the previously described issues may limit or further delay the commercial launch of aztreonam for inhalation solution, which would adversely affect our financial results.

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

The Ryan White Program, the largest federal program designed to provide care and support services for people living with HIV in the United States, provides funding for our HIV products through state ADAPs to many patients who are uninsured or underinsured. Federal funding is appropriated by Congress each year and is provided to cities, states, providers and other organizations. In addition to federal funding, some states and localities provide additional funding for Ryan White Program services. The program is up for reauthorization again by September 2009 unless otherwise extended by Congress, and there may be changes to the program which would change or decrease the funding available for our HIV products. For example, if appropriations for the Ryan White Program are held at the same amount as in previous years and more people access our HIV drugs through ADAP, then it is likely that we will face pressures to provide even greater discounts for drugs purchased through the program. In addition, falling state revenues and budget cuts may result in reduction of state or local funding for the Ryan White Program, which could lead to increased demand on our patient assistance programs, under which we offer our HIV products free of charge to eligible patients.

Expenses associated with clinical trials may cause our earnings to fluctuate, which could adversely affect our stock price.

The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are very expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter, and the FDA may require more clinical testing that we originally anticipated. For example, the FDA has recently reiterated its position that we will need to conduct another Phase 3 clinical study of aztreonam for inhalation solution before we can resubmit our NDA. Uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter, and our stock price may decline.

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

Although we were successful in responding to the PTO office actions in the instance above, similar organizations may still challenge our patents in foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir disoproxil fumarate in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir disoproxil fumarate we have filed in Brazil. We have filed an appeal within the patent authority responding to the questions raised in the rejection. We cannot predict the outcome of this proceeding on our tenofovir disoproxil fumarate patent application. If we are unable to successfully appeal the decision by the patent authority in the courts, the Brazilian patent authority will reject the tenofovir DF patent application. If the tenofovir disoproxil fumarate patent application is rejected by the Brazilian patent authority, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil.

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

As part of the approval process of some of our products, the FDA granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. It is, therefore, possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully. For example, in November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva Pharmaceuticals submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva alleges that the same two emtricitabine patents are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. We expect to file a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. We cannot predict the ultimate outcome of these actions and we may spend significant resources defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada and Atripla in the United States would be shortened to expire in 2017 instead of 2021.

In August 2007, the PTO adopted new rules which were scheduled to become effective on November 1, 2007. In October 2007, GSK successfully obtained a preliminary injunction against implementation of these rules, and in April 2008, the court ruled in support of GSK’s challenge to the rules and obtained a permanent injunction against their implementation. The rules would have restricted the number of claims permitted in a patent application and the number of continuing patent applications that can be filed. Following the court’s ruling, the PTO filed a notice of appeal to the Court of Appeals for the Federal Circuit. In March 2009, the Court of Appeals for the Federal Circuit affirmed one of the rules, vacated one of the rules, and remanded the case to the district court. The rule restricting the number of claims permitted in a patent application was held to be a legitimate exercise of the PTO’s authority. The rule restricting the number of continuing patent applications that can be filed was held to be beyond the authority of the PTO. The case was remanded to the district court to resolve other issues, including whether the rules are impermissibly vague and retroactive and if they are inconsistent with federal patent law. In the remanded action at the district court, if GSK is unsuccessful in challenging the implementation of the rules and the rules are implemented, we may be limited in our ability to obtain broad patent coverage for our products and product candidates, which may allow competitors to market products very similar to ours or to obtain patent coverage for closely related products.

Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.

If we infringe the patents of others, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of a body of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis. In addition, Actelion, which markets Tracleer, has applied for a patent that claims a method of use for endothelin receptor antagonists (ERAs) for the treatment of IPF. If issued, this patent may interfere with our efforts to commercialize our own ERA, ambrisentan, for the treatment of IPF.

Furthermore, we use significant proprietary technology and rely on unpatented trade secrets and proprietary know-how to protect certain aspects of our production and other technologies. Our trade secrets may become known or independently discovered by our competitors.

We may not be able to successfully integrate our existing business with the business of CV Therapeutics, Inc. or any other business or assets we acquire.

Integrating the business of CV Therapeutics, Inc. (CV Therapeutics) with our existing business will be a complex and time-consuming process. Until recently, CV Therapeutics operated independently of us, with its own business, corporate culture, locations, employees and systems. As a result of this acquisition, we will have to operate our existing business, along with the business of CV Therapeutics, as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration of our business with CV Therapeutics and the integration of our business with any other company or assets that we may from time to time acquire. The failure to successfully integrate our business with CV Therapeutics, or any other assets or companies we may acquire, may have a material adverse effect on our business, financial condition and results of operations.

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

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in an increase in days sales outstanding due to the average length of time that we have accounts receivable outstanding. Our accounts receivable in these countries totaled approximately $555.5 million as of March 31, 2009, of which $179.5 million was more than 120 days past due. Historically, receivables balances with certain government owned hospitals accumulated over a period of time and were then subsequently settled as large lump sum payments. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

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

In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In May 2006, we reached agreement with the Brazilian Health Ministry to reduce the price of Viread in Brazil by approximately 50%. In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic have generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government may allow Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada’s Access to Medicines Regime. Furthermore, Roche has issued voluntary licenses to permit third party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and third party manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

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

In November 2008, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva Pharmaceuticals submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva alleges that the same two emtricitabine patents are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. We expect to file a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. We cannot predict the ultimate outcome of these actions, and we may spend significant resources defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated, and the patent protection for Truvada and Atripla in the United States would be shortened to expire in 2017 instead of 2021.

In addition, we, along with certain of our officers and a former officer, were named as defendants in a class action lawsuit alleging violations of federal securities laws. The lawsuit was dismissed by the United States District Court for the Northern District of California, but in August 2008 the United States Court of Appeals for the Ninth Circuit reversed the dismissal and remanded the case to the district court. In February 2009, we filed a petition for a writ of certiorari with the Supreme Court of the United States, requesting that the Supreme Court review the judgment of the court of appeals. In April 2009, the U.S. Supreme Court denied our petition. The case continues before the district court. In February 2009, we filed a further motion to dismiss the fourth consolidated amended complaint on alternative grounds.

Changes in our effective income tax rate could reduce our earnings.

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based payments, mergers and acquisitions, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and finalization of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our net income. For example, California recently passed legislation which may potentially reduce our California income tax commencing in 2011. In response to the legislation, we have evaluated certain tax planning strategies. If the tax planning strategies are not implemented, we may need to revalue certain of our tax assets. Any required revaluation may impact our income tax provision which could have a negative impact on our earnings.

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

For example, in December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R is effective on a prospective basis and impacts business combination transactions for which the acquisition date occurs in fiscal years beginning after December 15, 2008. We adopted SFAS 141R on January 1, 2009 and will be applying the provisions of SFAS 141R to account for the CV Therapeutics acquisition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our stock repurchase activity for the quarter ended March 31, 2009 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2009	—		$—	—		$998,057
February 1 – February 28, 2009	1,512		$49.38	1,512		$923,389
March 1 – March 31, 2009	4,918		$44.91	4,853		$768,092

Total	6,430	(1)(2)	$45.96	6,365	(1)(2)

(1)	In October 2008, we entered into an accelerated share repurchase agreement with a financial institution to repurchase $750.0 million of our common stock on an accelerated basis. This accelerated share repurchase is part of the $3.00 billion stock repurchase program authorized by our Board of Directors in October 2007, announced in October 2007 and expiring in December 2010. Under the terms of the accelerated share repurchase agreement, we paid $750.0 million to settle the initial purchase transaction and received 14,874,519 shares of our common stock at a price of $50.42 per share. In March 2009, upon termination of the agreement and in accordance with the share delivery provisions of the agreement, we received an additional 1,356,337 shares of our common stock based on the average of the daily volume weighted-average prices of our common stock during a specified period less a predetermined discount per share. As a result, the total number of shares retired under this accelerated share repurchase agreement was 16,230,856 shares at an average purchase price of $46.21 per share. In addition to the additional shares that we received under the terms of the accelerated share repurchase transaction, we repurchased and retired 5,008,447 shares of our common stock at an average purchase price of $45.92 per share, for an aggregate purchase price of $230.0 million through open market transactions during the three months ended March 31, 2009. The accounting for this accelerated share repurchase was consistent with that of our previous accelerated share repurchase.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

(1)	2.2	Stockholder Agreement by and between Registrant and Louis G. Lange, dated as of March 12, 2009

(2)	3.1	Restated Certificate of Incorporation of the Registrant

(3)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.3	Certificate of Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(5)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(9)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(10)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

Exhibit Footnote	Exhibit Number	Description of Document
(11)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(11)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(12)	10.7	Master Confirmation by and between Registrant and Citibank N.A., together with the Supplemental Confirmation, dated as of October 21, 2008

*(13)	10.8	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.9	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.10	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(15)	10.11	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(16)	10.12	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2008

*(17)	10.13	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.14	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2008)

*(17)	10.15	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.16	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants commencing in 2008)

*(18)	10.17	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2008)

*(19)	10.18	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants in 2007)

*(20)	10.19	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants commencing in 2008)

*(21)	10.20	Form of restricted award agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(22)	10.21	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in 2008)

*(23)	10.22	Gilead Sciences, Inc. Employee Stock Purchase Plan, as amended through May 9, 2007

*(24)	10.23	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(24)	10.24	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(24)	10.25	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

Exhibit Footnote	Exhibit Number	Description of Document
*(35)	10.26	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(35)	10.27	Gilead Sciences, Inc. Severance Plan, as amended on December 15, 2008

*(17)	10.28	Gilead Sciences, Inc. Corporate Bonus Plan

*(17)	10.29	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(25)	10.30	2009 Base Salaries for the Named Executive Officers

*(16)	10.31	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.32	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(14)	10.33	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.34	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(21)	10.35	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(18)	10.36	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(14)	10.37	Letter Agreement between Registrant and Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic (IOCB) and REGA Stichting v.z.w. (REGA, and together with IOCB, IOCB/REGA), dated September 23, 1991

+(26)	10.38	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(27)	10.39	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

(21)	10.40	Sixth Amendment Agreement to the License Agreement, between the IOCB and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(21)	10.41	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(28)	10.42	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(29)	10.43	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(30)	10.44	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

Exhibit Footnote	Exhibit Number	Description of Document
+(30)	10.45	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(31)	10.46	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(32)	10.47	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(32)	10.48	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(33)	10.49	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(30)	10.50	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(34)	10.51	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(35)	10.52	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(20)	10.53	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Registrant and Ampac Fine Chemicals LLC, dated March 6, 2008

+(28)	10.54	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(11)	10.55	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

(35)	10.56	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(25)	Information is included in Registrant’s Current Report on Form 8-K filed on January 27, 2009, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(29)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(32)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: May 7, 2009	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

(a)	Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc. dated as of March 12, 2009

(1)	2.2	Stockholder Agreement by and between Registrant and Louis G. Lange, dated as of March 12, 2009

(2)	3.1	Restated Certificate of Incorporation of the Registrant

(3)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.3	Certificate of Amendment to Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(5)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(9)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(10)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

Exhibit Footnote	Exhibit Number	Description of Document
(11)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(11)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(12)	10.7	Master Confirmation by and between Registrant and Citibank N.A., together with the Supplemental Confirmation, dated as of October 21, 2008

*(13)	10.8	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.9	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.10	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(15)	10.11	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(16)	10.12	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2008

*(17)	10.13	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.14	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2008)

*(17)	10.15	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.16	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants commencing in 2008)

*(18)	10.17	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2008)

*(19)	10.18	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants in 2007)

*(20)	10.19	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants commencing in 2008)

*(21)	10.20	Form of restricted award agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(22)	10.21	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in 2008)

*(23)	10.22	Gilead Sciences, Inc. Employee Stock Purchase Plan, as amended through May 9, 2007

*(24)	10.23	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(24)	10.24	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(24)	10.25	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

Exhibit Footnote	Exhibit Number	Description of Document
*(35)	10.26	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(35)	10.27	Gilead Sciences, Inc. Severance Plan, as amended on December 15, 2008

*(17)	10.28	Gilead Sciences, Inc. Corporate Bonus Plan

*(17)	10.29	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(25)	10.30	2009 Base Salaries for the Named Executive Officers

*(16)	10.31	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.32	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(14)	10.33	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.34	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(21)	10.35	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(18)	10.36	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(14)	10.37	Letter Agreement between Registrant and Institute of Organic Chemistry and Biochemistry of the Academy of Sciences of the Czech Republic (IOCB) and REGA Stichting v.z.w. (REGA, and together with IOCB, IOCB/REGA), dated September 23, 1991

+(26)	10.38	Amendment Agreement between Registrant and IOCB/REGA, dated October 25, 1993

(27)	10.39	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000

(21)	10.40	Sixth Amendment Agreement to the License Agreement, between the IOCB and the K. U. Leuven Research and Development and Registrant, dated August 18, 2006

+(21)	10.41	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(28)	10.42	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(29)	10.43	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(30)	10.44	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

Exhibit Footnote	Exhibit Number	Description of Document
+(30)	10.45	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(31)	10.46	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(32)	10.47	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(32)	10.48	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(33)	10.49	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(30)	10.50	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(34)	10.51	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(35)	10.52	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(20)	10.53	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Registrant and Ampac Fine Chemicals LLC, dated March 6, 2008

+(28)	10.54	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(11)	10.55	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

(35)	10.56	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(25)	Information is included in Registrant’s Current Report on Form 8-K filed on January 27, 2009, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(29)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(32)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.