Form 10-Q
period 2009-06-30
GILEAD SCIENCES INC
filed 2009-08-05
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2009: 904,261,310

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD® , GILEAD SCIENCES®, TRUVADA® , VIREAD®, HEPSERA® , AMBISOME®, EMTRIVA®, VISTIDE®, LETAIRIS®, VOLIBRIS™ and RANEXA®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. MACUGEN® is a registered trademark belonging to OSI Pharmaceuticals, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. LEXISCAN® is a registered trademark belonging to Astellas US LLC. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,040,874	$1,459,302
Short-term marketable securities	203,394	330,760
Accounts receivable, net	1,242,899	1,023,397
Inventories	969,971	927,868
Deferred tax assets	185,439	140,882
Prepaid taxes	202,049	198,318
Prepaid expenses	78,554	71,815
Other current assets	78,127	126,066

Total current assets	4,001,307	4,278,408
Property, plant and equipment, net	697,426	528,799
Noncurrent portion of prepaid royalties	240,800	257,208
Noncurrent deferred tax assets	132,609	226,728
Long-term marketable securities	1,654,178	1,449,577
Intangible assets	1,570,790	123,008
Other noncurrent assets	89,982	73,103

Total assets	$8,387,092	$6,936,831

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$649,999	$601,200
Accrued government rebates	202,873	176,939
Accrued compensation and employee benefits	108,338	103,840
Income taxes payable	73,393	44,757
Other accrued liabilities	291,312	245,662
Deferred revenues	46,345	42,963
Current portion of other long-term obligations	405,622	5,631

Total current liabilities	1,777,882	1,220,992
Long-term deferred revenues	53,417	74,181
Convertible senior notes, net	1,126,401	1,098,025
Long-term income taxes payable	65,339	56,588
Other long-term obligations	50,084	21,462
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 904,546 and 909,819 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	905	910
Additional paid-in capital	4,145,814	3,930,109
Accumulated other comprehensive income	23,293	41,240
Retained earnings	1,019,839	300,314

Total Gilead stockholders’ equity	5,189,851	4,272,573
Noncontrolling interest	124,118	193,010

Total stockholders’ equity	5,313,969	4,465,583

Total liabilities and stockholders’ equity	$8,387,092	$6,936,831

See accompanying notes.

GILEAD SCIENCES, INC.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product sales	$1,568,378	$1,217,216	$3,015,958	$2,358,522
Royalty revenues	73,895	50,608	126,937	160,060
Contract and other revenues	4,882	10,301	34,720	17,695

Total revenues	1,647,155	1,278,125	3,177,615	2,536,277

Costs and expenses:
Cost of goods sold	383,045	265,684	712,459	505,532
Research and development	241,638	176,542	430,417	331,843
Selling, general and administrative	261,411	219,533	465,362	414,490
Purchased in-process research and development	—	10,851	—	10,851

Total costs and expenses	886,094	672,610	1,608,238	1,262,716

Income from operations	761,061	605,515	1,569,377	1,273,561
Interest and other income, net	12,923	14,026	17,081	36,726
Interest expense	(18,484)	(16,428)	(35,155)	(32,429)

Income before provision for income taxes	755,500	603,113	1,551,303	1,277,858
Provision for income taxes	186,355	170,490	395,582	358,810

Net income	569,145	432,623	1,155,721	919,048
Net loss attributable to noncontrolling interest	2,253	2,160	4,789	4,035

Net income attributable to Gilead	$571,398	$434,783	$1,160,510	$923,083

Net income per share attributable to Gilead common stockholders—basic	$0.63	$0.47	$1.28	$1.00

Shares used in per share calculation—basic	905,611	922,796	907,684	925,455

Net income per share attributable to Gilead common stockholders—diluted	$0.61	$0.45	$1.24	$0.96

Shares used in per share calculation—diluted	934,478	965,663	938,500	966,087

See accompanying notes.

GILEAD SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net income	$1,155,721	$919,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,828	23,781
Amortization	62,955	43,338
Purchased in-process research and development expense	—	10,851
Stock-based compensation expenses	90,254	73,011
Excess tax benefits from stock-based compensation	(33,683)	(120,595)
Tax benefits from employee stock plans	38,836	129,372
Deferred income taxes	20,409	(158)
Other non-cash transactions	40,944	37,282
Changes in operating assets and liabilities:
Accounts receivable, net	(217,911)	(183,951)
Inventories	6,872	(254,380)
Prepaid expenses and other assets	10,600	3,005
Accounts payable	43,691	314,499
Income taxes payable	50,060	23,579
Accrued liabilities	(15,947)	22,974
Deferred revenues	(17,382)	4,925

Net cash provided by operating activities	1,264,247	1,046,581

Investing Activities:
Purchases of marketable securities	(1,190,277)	(1,307,600)
Proceeds from sales of marketable securities	992,271	1,205,699
Proceeds from maturities of marketable securities	239,200	52,300
Acquisition of CV Therapeutics, net of cash acquired	(1,247,816)	—
Acquisition of assets from Navitas	—	(6,768)
Capital expenditures and other	(184,945)	(41,947)

Net cash used in investing activities	(1,391,567)	(98,316)

Financing Activities:
Proceeds from issuances of common stock	102,093	135,564
Proceeds from credit facility	400,000	—
Repurchases of common stock	(468,244)	(965,989)
Extinguishment of long-term debt	(305,383)	—
Repayments of other long-term obligations	(80)	(193)
Excess tax benefits from stock-based compensation	33,683	120,595
Distributions to noncontrolling interest	(64,103)	(43,169)

Net cash used in financing activities	(302,034)	(753,192)

Effect of exchange rate changes on cash	10,926	(43,560)

Net change in cash and cash equivalents	(418,428)	151,513
Cash and cash equivalents at beginning of period	1,459,302	968,086

Cash and cash equivalents at end of period	$1,040,874	$1,119,599

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

The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies and estimates related to revenue recognition, allowance for doubtful accounts, prepaid royalties, intangible assets, clinical trial accruals, our tax provision and stock-based compensation. We base our estimates on historical experience and on various other market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and our joint ventures with Bristol-Myers Squibb Company (BMS), for which we are the primary beneficiary as determined under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. We record a noncontrolling interest in our Condensed Consolidated Financial Statements to reflect BMS’s interest in the joint ventures. Significant intercompany transactions have been eliminated. The Condensed Consolidated Financial Statements include the operating results of companies acquired by us from the date of each acquisition for the applicable reporting periods.

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date. Certain prior year amounts have been revised for the retrospective application of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) and Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160) as discussed below.

Convertible Senior Notes

In May 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force (EITF) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective application to all periods presented.

On January 1, 2009, we adopted the provisions of FSP APB 14-1 on a retrospective basis and reflected additional interest expense of $13.3 million and $26.2 million, respectively, a related benefit from income taxes of $5.2 million and $10.3 million, respectively and net income per share attributable to Gilead common stockholders on a diluted basis of $0.01 and $0.02, respectively, for the three and six months ended June 30, 2008 in our Condensed Consolidated Statement of Income. We recorded additional interest expense of $14.0 million and $27.6 million, respectively, a related benefit from income taxes of $5.5 million and $10.9 million, respectively, and net income per share attributable to Gilead common stockholders on a diluted basis of $0.01 and $0.02, respectively, for the three and six months ended June 30, 2009. In addition, the retrospective adoption of FSP APB 14-1 decreased deferred tax assets and debt issuance costs included in other assets by an aggregate of $81.7 million, decreased convertible senior notes, net included in long-term liabilities by $201.8 million and increased total stockholders’ equity by $120.1 million after a charge of $82.6 million to retained earnings in our Condensed Consolidated Balance Sheet as of December 31, 2008.

Noncontrolling Interest

In December 2007, the FASB issued SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for interim periods and fiscal years beginning after December 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 160 and reclassified the noncontrolling interest (formerly minority interest) from liabilities to stockholders’ equity on our Condensed Consolidated Balance Sheets on a retrospective basis. Our adoption also resulted in the reclassification of the change in noncontrolling interest from net cash provided by operating activities to net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows. We also presented the noncontrolling interest on our Condensed Consolidated Statements of Income as net loss attributable to noncontrolling interest, a component of consolidated net income, on a retrospective basis.

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

Because the principal amount of the Notes will be settled in cash, only the conversion spread relating to the Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. The potential dilutive shares of our common stock resulting from the assumed settlement of the conversion spread of the Notes are determined under the guidance set forth in SFAS No. 128, Earnings Per Share, EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, and EITF Topic No. D-72, Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings Per Share. Under such guidance, the settlement of the conversion spread of the Notes has a dilutive effect when the average market price of our common stock during the period exceeds $38.75 and $38.10 for the

2011 Notes and 2013 Notes, respectively. The average market prices of our common stock during each of the three and six months ended June 30, 2009 and 2008 exceeded both of the conversion prices of the Notes and their dilutive effect is included in the table below.

Warrants relating to the 2011 Notes and 2013 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80 and $53.90, respectively. The average market prices of our common stock during the three and six months ended June 30, 2009 and the six months ended June 30, 2008 did not exceed the warrants’ exercise prices relating to the 2011 Notes. The average market prices of our common stock during the three and six months ended June 30, 2009 and 2008 did not exceed the warrants’ exercise price relating to the 2013 Notes. For the three months ended June 30, 2008, the dilutive effect of warrants related to the 2011 Notes is included in the table below.

Stock options to purchase approximately 18.6 million and 16.7 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2009, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Stock options to purchase approximately 8.5 million and 10.1 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2008, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Gilead	$571,398	$434,783	$1,160,510	$923,083

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	905,611	922,796	907,684	925,455
Effect of dilutive securities:
Stock options and equivalents	23,877	32,775	24,998	32,846
Conversion spread related to the 2011 Notes	2,352	4,537	2,766	3,750
Conversion spread related to the 2013 Notes	2,638	4,823	3,052	4,036
Warrants related to the Notes	—	732	—	—

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	934,478	965,663	938,500	966,087

Concentrations of Risk

We are subject to credit risk from our portfolio of cash equivalents and marketable securities. Under our investment policy, we limit amounts invested in such securities by duration, industry group, investment type and issuer, except for securities issued by the U.S. government. We are not exposed to any significant concentrations of credit risk from these financial instruments. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements and a competitive after-tax rate of return.

We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. In certain countries where payments are typically slow, primarily Greece, Italy, Portugal and Spain, our aggregated accounts receivable balances are significant. In most cases, slow payment practices in these countries reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in these countries in Europe that tend to pay relatively slowly have increased, and may continue to further increase, the average length of time that we have accounts receivable outstanding. At June 30, 2009, our accounts receivable for Greece, Italy, Portugal and Spain totaled $638.7 million, of which $196.2 million was more than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and believe that all of our past due accounts receivable, net of allowances, as reflected in our Condensed Consolidated Balance Sheets, are collectible. We perform credit evaluations of our customers’ financial conditions and generally have not required collateral.

Fair Value

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), for all other non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3), that clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), that provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS 157-4 supersedes FSP FAS 157-3 and is applicable to the valuation of auction rate securities held by us for which there was no active market as of June 30, 2009.

On January 1, 2009, in accordance with FSP FAS 157-2, we adopted the provisions of SFAS 157 on a prospective basis for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS 157 requires that we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established in SFAS 157 and describes three levels of inputs that may be used to measure fair value, as follows:

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

The adoption of SFAS 157 for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on our consolidated net income for the three and six months ended June 30, 2009.

The following table summarizes, for each major category of assets or liabilities, the respective fair value and the classification by level of input within the fair value hierarchy defined in SFAS 157 (in thousands):

	June 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$26,980	$—	$26,980	$2,500	$179,847	$—	$182,347
Marketable securities	167,919	1,586,755	102,898	1,857,572	200,502	1,477,202	102,633	1,780,337
Derivatives	—	37,280	—	37,280	—	90,870	—	90,870

	$167,919	$1,651,015	$102,898	$1,921,832	$203,002	$1,747,919	$102,633	$2,053,554

Liabilities:
Derivatives	$—	$27,674	$—	$27,674	$—	$150	$—	$150

The following table is a reconciliation of marketable securities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$102,593	$140,285	$102,633	$7,258
Total realized and unrealized gains (losses) included in:
Interest and other income, net	—	(366)	(29)	(2,264)
Other comprehensive income, net	3,272	22	5,767	(8,688)
Sales of marketable securities	(2,967)	(8,665)	(5,473)	(22,729)
Transfers into Level 3	—	—	—	157,699

Balance, end of period	$102,898	$131,276	$102,898	$131,276

Total losses for the three and six months ended June 30, 2009 and 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$—	$(366)	$(29)	$(2,264)

Marketable securities, measured at fair value using Level 3 inputs, are substantially comprised of auction rate securities within our available-for-sale investment portfolio. The underlying assets of our auction rate securities are comprised of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of three to eight years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed securities as well as other fixed income securities adjusted for an illiquidity discount resulting in an annual discount rate of 3.3%. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have annual interest rates ranging from 0.6% to 1.0%. As of June 30, 2009, our auction rate securities continued to earn interest.

Our auction rate securities were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008. Although there continued to be failed auctions as well as lack of market activity and liquidity in 2009, we believe we had no other-than-temporary impairments on these securities as of June 30, 2009 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1). FSP 107-1 extends the disclosure requirements regarding the fair value of financial instruments under FAS No. 107, Disclosure about Fair Value of Financial Instruments (FAS 107), to interim financial statements of publicly traded companies. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. On April 1, 2009, we adopted the provisions of FSP FAS 107-1 on a prospectus basis for our financial instruments. Accordingly, the required disclosures for our available-for-sale securities are included in note 6 to our Condensed Consolidated Financial Statements. As of June 30, 2009, the amortized cost and fair value of our Notes was $1.13 billion and $1.65 billion, respectively.

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

Foreign currency exchange contracts used to hedge forecasted product sales are designated as cash flow hedges under SFAS 133. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified, all with maturities of 18 months or less. At the inception of a hedging relationship and on a quarterly basis, we perform a regression analysis taking the change in cash flow of the underlying contract and regressing it against the change in cash flow of the hedge instrument (excluding time value) to assess the effectiveness of the hedging relationship. We assess hedge effectiveness on a retrospective basis using a dollar offset approach monthly. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in interest and other income, net. The effective component of the hedge is recorded in accumulated other comprehensive income (OCI) or loss within stockholders’ equity as an unrealized gain or loss on the hedging instrument. When the hedged forecasted transactions occur, the hedges are de-designated and the unrealized gains and losses are reclassified into product sales. Substantially all values related to the hedged forecasted transactions reported in accumulated OCI at June 30, 2009 will be reclassified to product sales within 12 months.

We had notional amounts on foreign currency exchange forward and option contracts outstanding of $2.86 billion and $2.39 billion at June 30, 2009 and December 31, 2008, respectively.

The following table summarizes information about the fair values of derivative instruments on our Condensed Consolidated Balance Sheet as of June 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges under SFAS 133:
Foreign currency exchange contracts	Other current assets	$36,526	Other accrued liabilities	$19,735
Foreign currency exchange contracts	Other noncurrent assets	752	Other long-term obligations	7,832

Total derivatives designated as hedges under SFAS 133		37,278		27,567

Derivatives not designated as hedges under SFAS 133:
Foreign currency exchange contracts	Other current assets	2	Other accrued liabilities	107

Total derivatives not designated as hedges under SFAS 133		2		107

Total derivatives		$37,280		$27,674

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Derivatives designated as hedges under SFAS 133:
Net gains (losses) recognized in OCI (effective portion)	$(70,477)	$38,637

Net gains reclassified from accumulated OCI into product sales (effective portion)	$35,239	$73,057

Net gains (losses) recognized in interest and other income, net (ineffective portion and amounts excluded from effectiveness testing)	$589	$(15,530)

Derivatives not designated as hedges under SFAS 133:
Net gains (losses) recognized in interest and other income, net	$(47,322)	$9,040

The net unrealized gains related to our cash flow hedges included in accumulated OCI, net of taxes, were $20.5 million and $54.9 million at June 30, 2009 and December 31, 2008, respectively.

3. ACQUISITION OF CV THERAPEUTICS, INC.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development (IPR&D) to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 141R on a prospective basis and applied it to the acquisition of CV Therapeutics, Inc. (CV Therapeutics) as discussed below.

On April 15, 2009, we acquired CV Therapeutics through a cash tender offer under the terms of an agreement and plan of merger entered into in March 2009. CV Therapeutics was a publicly held biopharmaceutical company based in Palo Alto, California, primarily focused on applying molecular cardiology to the discovery, development and commercialization of small molecule drugs for the treatment of cardiovascular diseases. CV Therapeutics had two marketed products, Ranexa® (ranolazine) for the treatment of chronic angina and Lexiscan® (regadenoson) injection for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging in patients unable to undergo adequate exercise stress. CV Therapeutics also had several product candidates in clinical development for the treatment of atrial fibrillation, pulmonary diseases and diabetes. We believe the acquisition will provide us with an opportunity to further expand into the cardiovascular therapeutic area.

The CV Therapeutics acquisition was accounted for as a business combination in accordance with SFAS 141R. The results of operations of CV Therapeutics since April 15, 2009 have been included in our Condensed Consolidated Statement of Operations, and were not significant. The acquisition date, in accordance with the provisions of SFAS 141R, was determined to be April 15, 2009 as that is the date on which we acquired approximately 89% of the outstanding shares of common stock of CV Therapeutics and obtained effective control of the company. The acquisition was completed two days later on April 17, 2009, at which time CV Therapeutics became a wholly-owned subsidiary.

The aggregate consideration transferred to acquire CV Therapeutics was $1.39 billion, and consisted of cash paid for common stock and other equity instruments at or prior to closing of $1.38 billion and the fair value of vested stock options assumed of $15.7 million.

In accordance with the merger agreement, the number of Gilead stock options and restricted stock units into which assumed CV Therapeutics’ stock options and restricted stock units were converted was determined based on the option conversion ratio, which is the per share acquisition price of $20.00 divided by the average closing price of our common stock for the five consecutive trading days immediately preceding (but not including) the closing date of April 17, 2009, which was $46.24 per share. The fair value of stock options assumed was calculated using a Black-Scholes valuation model with the following assumptions: market price of $44.54 per share, which was the closing price of our common stock on the acquisition date; expected term ranging from 0.1 to 5.2 years; risk-free interest rate ranging from 0.1% to 1.7%; expected volatility ranging from 37.4% to 43.2%; and no dividend yield. The fair value of restricted stock units assumed was calculated using the acquisition-date closing price of $44.54 per share for our common stock.

We included the fair value of vested stock options assumed by us of $15.7 million in the consideration transferred for the acquisition. There were no vested restricted stock units assumed by us. The estimated fair value of unvested stock options and restricted stock units assumed by us of $11.2 million was not included in the consideration transferred and is being recognized as stock-based compensation expense over the remaining future vesting period of the awards.

The following table summarizes the assets acquired and liabilities assumed at April 15, 2009 (in thousands):

Intangible assets—marketed products	$951,200
Intangible assets—IPR&D	180,100
Goodwill	316,818
Deferred tax assets	413,816
Deferred tax liabilities	(442,969)
Other assets/liabilities
Cash and cash equivalents	129,087
Marketable securities	116,363
Accounts receivable	9,136
Inventories	50,455
Prepaids and other current assets	60,671
Property, plant and equipment	11,672
Other assets	20,162
Accounts payable	(5,089)
Accrued and other current liabilities	(87,898)
Convertible senior notes	(303,060)
Other liabilities	(27,906)

Total other net liabilities	(26,407)

Total consideration transferred	$1,392,558

Intangible Assets

A substantial portion of the assets acquired consisted of intangible assets related to CV Therapeutics’ two marketed products, Ranexa and Lexiscan, and CV Therapeutics’ IPR&D projects. Management determined that the estimated acquisition-date fair values of the intangible assets related to the marketed products and IPR&D projects were $951.2 million and $180.1 million, respectively.

Of the $951.2 million of intangible assets related to the marketed products, $688.4 million related to Ranexa and $262.8 million related to Lexiscan. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we have determined that these intangible assets have finite useful lives and will be amortized over their respective useful lives, which we estimated to be the periods over which the associated product patents will expire as those are the periods over which the intangible assets are expected to contribute to the future cash flows of the related products.

Of the $180.1 million of intangible assets related to the IPR&D projects, $93.4 million related to CVT-3619, a product candidate in Phase 1 clinical studies for the treatment of hypertriglyceridemia. The remaining balance of the intangible assets related to IPR&D projects represented various other in-process projects with no single project comprising a significant portion of the total value. In accordance with SFAS 141R and SFAS 142, intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development (R&D) efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

The estimated fair value of the intangible assets related to the marketed products and IPR&D projects was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value of these intangible assets using a present value discount rate of 9%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of CV Therapeutics. This is comparable to the estimated internal rate of return for CV Therapeutics’ operations and represents the rate that market participants would use to value the intangible assets. For the intangible assets related to the IPR&D projects, we compensated for the differing phases of development of each project by probability-adjusting our estimation of the expected future cash flows associated with each project. We then determined the present value of the expected future cash flows using the discount rate of 9%. The projected cash flows from the IPR&D projects were based on key assumptions such as estimates of revenues and operating profits related to the projects considering their stages of development; the time and resources needed to complete the development and approval of the related product candidates; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the U.S. Food and Drug Administration and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets.

The following table summarizes the gross carrying amounts and accumulated amortization of the intangible assets related to the marketed products as of June 30, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Intangible asset—Ranexa	$688,400	$(6,439)
Intangible asset—Lexiscan	262,800	(5,363)

Total	$951,200	$(11,802)

Amortization expense for the intangible assets related to the marketed products was $11.8 million for the three and six months ended June 30, 2009 and was recorded in cost of goods sold in our Condensed Consolidated Statement of Income. The weighted-average amortization period for these intangible assets is approximately 10 years. We are amortizing the intangible asset related to Ranexa over its estimated useful life using an amortization rate derived from our forecasted future product sales for Ranexa. We are amortizing the intangible asset related to Lexiscan over its estimated useful life on a straight-line basis. Given that current Lexiscan revenues consist of royalties received from a collaboration partner and we will have limited ongoing access and visibility into that partner’s future sales forecasts, we cannot make a reasonable estimate of the amortization rate utilizing a forecasted product sales approach.

As of June 30, 2009, we estimated future amortization expense associated with the intangible assets related to the marketed products for each of the five succeeding fiscal years as follows (in thousands):

Fiscal Year	Amount
2009 (remaining six months)	$28,325
2010	67,269
2011	76,350
2012	85,098
2013	91,607
2014	96,075

Total	$444,724

Deferred Tax Assets and Deferred Tax Liabilities

The $413.8 million of deferred tax assets resulting from the acquisition was primarily related to federal and state net operating loss and tax credit carryforwards. The $443.0 million of deferred tax liabilities resulting from the acquisition was primarily related to the difference between the book basis and tax basis of the intangible assets related to the marketed products and IPR&D projects. We have concluded, based on the standard set forth in SFAS No. 109, Accounting for Income Taxes (SFAS 109), that it is more likely than not that we will not realize the benefit from deferred tax assets related to certain state net operating loss carryforwards. As a result, a valuation allowance of $15.1 million was recorded related to those deferred tax assets. For presentation purposes, the $443.0 million of deferred tax liabilities, all of which is of a noncurrent nature, has been netted against noncurrent deferred tax assets on our Condensed Consolidated Balance Sheet as permitted by SFAS 109.

Convertible Senior Notes

As a result of the acquisition, we assumed convertible notes from CV Therapeutics consisting of 2.75% senior subordinated convertible notes due 2012, 3.25% senior subordinated convertible notes due 2013 and 2.0% senior subordinated convertible debentures due 2023. In accordance with SFAS 141R, all of these convertible notes were recognized at their fair values at the acquisition date. In May 2009, we offered to repurchase these convertible notes in consideration for their par value plus accrued interest, as required under the terms of the respective convertible note agreements following the occurrence of a change in control or fundamental change as defined in the agreements. As of June 30, 2009, substantially all of these convertible notes have been extinguished.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $316.8 million, which represents the goodwill amount resulting from the acquisition. Management believes that the goodwill mainly represents the synergies and economies of scale expected from combining the operations of Gilead and CV Therapeutics. None of the goodwill is expected to be deductible for income tax purposes. We recorded the goodwill as an intangible asset in our Condensed Consolidated Balance Sheet as of the acquisition date. In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

Acquisition-Related Transaction Costs and Restructuring Expenses

We recognized $8.2 million of acquisition-related transaction costs in selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2009, which consisted primarily of investment banker fees, legal and accounting costs related to the acquisition. In addition, during the three months ended June 30, 2009, we approved a plan to realize certain synergies between us and CV Therapeutics, re-align our cardiovascular operations and eliminate certain redundancies. The restructuring plan includes the consolidation and re-alignment of the cardiovascular R&D organization, the exit from certain of our facilities and the termination of certain contractual obligations. As a result of this restructuring plan, we recorded $12.9 million and $11.2 million in SG&A expenses and R&D expenses, respectively, for the three months ended June 30, 2009, primarily related to employee severance and termination benefits costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect the total amount to be incurred in connection with the significant activities of our restructuring plan to be approximately $30 million for employee severance and termination benefits and $25 million for facilities-related costs. These costs are expected to be incurred through 2010 with the majority of the expenses to be incurred by the end of 2009.

The following table summarizes the amounts accrued for restructuring liabilities and changes in those amounts during the period (in thousands):

	Balance at March 31, 2009	Costs incurred during period	Costs paid or settled during period	Other adjustments during period	Balance at June 30, 2009
Employee severance and termination benefits	$—	$21,575	$11,448	$—	$10,127

Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of Gilead and CV Therapeutics for the six months ended June 30, 2009 and 2008 as if the acquisition of CV Therapeutics had been completed on January 1, 2009 and 2008, respectively, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of Gilead and CV Therapeutics. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The unaudited pro forma results of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenues	$1,653,951	$1,327,125	$3,221,331	$2,608,088
Net income attributable to Gilead	$555,307	$415,554	$1,061,827	$830,687

4. ACQUISITION OF REAL ESTATE

In January 2009, we completed the purchase of an office building and approximately 30 acres of land located in Foster City, California, for an aggregate purchase price of $140.1 million. The purchase price was allocated based on the estimated relative fair values primarily to land of $71.6 million, building of $64.3 million, land improvements of $2.7 million and office furniture and equipment of $1.1 million.

5. INVENTORIES

Inventories are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$410,021	$505,106
Work in process	214,123	140,333
Finished goods	345,827	282,429

Total inventories	$969,971	$927,868

As of June 30, 2009 and December 31, 2008, the joint ventures formed by Gilead and BMS, which are included in our Condensed Consolidated Financial Statements, held $621.6 million and $607.7 million in inventory, respectively, of efavirenz active pharmaceutical ingredient, purchased from BMS at BMS’s estimated net selling price of Sustiva.

6. AVAILABLE-FOR-SALE SECURITIES

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment, provides some new disclosure requirements as well as extends certain annual disclosure requirements to interim periods. FSP FAS 115-2 is effective for interim periods and fiscal years ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. On April 1, 2009, we adopted the provisions of FSP FAS 115-2 on a prospective basis for available-for-sale securities.

The following is a summary of available-for-sale debt and equity securities recorded in cash equivalents or marketable securities in our Condensed Consolidated Balance Sheet. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Debt securities:
U.S. treasury securities	$165,642	$522	$(38)	$166,126
U.S. government sponsored entity debt securities	675,318	9,157	(68)	684,407
Municipal debt securities	180,969	3,523	(4)	184,488
Corporate debt securities	587,475	8,861	(313)	596,023
Residential mortgage-backed securities	115,800	2,157	(222)	117,735
Student loan-backed securities	117,050	—	(14,885)	102,165
Other debt securities	31,680	481	(338)	31,823

Total debt securities	1,873,934	24,701	(15,868)	1,882,767
Equity securities	1,451	334	—	1,785

Total	$1,875,385	$25,035	$(15,868)	$1,884,552

December 31, 2008
Debt securities:
U.S. treasury securities	$199,962	$2,281	$—	$202,243
U.S. government sponsored entity debt securities	669,721	12,105	(52)	681,774
Municipal debt securities	328,776	3,987	(126)	332,638
Corporate debt securities	450,567	2,146	(1,983)	450,730
Residential mortgage-backed securities	134,409	926	(574)	134,761
Student loan-backed securities	122,400	—	(20,602)	101,798
Other debt securities	58,468	735	(1,221)	57,982

Total debt securities	1,964,303	22,180	(24,558)	1,961,926
Equity securities	1,451	—	(692)	759

Total	$1,965,754	$22,180	$(25,250)	$1,962,685

As of June 30, 2009 and December 31, 2008, other debt securities consisted primarily of foreign government and agency securities as well as asset-backed securities that exclude student loans and residential mortgage-backed securities.

The following table summarizes the classification of the available-for-sale debt and equity securities on our Condensed Consolidated Balance Sheet (in thousands):

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$26,980	$182,348
Short-term marketable securities	203,394	330,760
Long-term marketable securities	1,654,178	1,449,577

Total	$1,884,552	$1,962,685

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$228,939	$230,374	$510,983	$513,107
Greater than one year but less than five years	1,397,930	1,417,815	1,122,885	1,137,877
Greater than five years but less than ten years	32,298	32,966	43,239	43,994
Greater than ten years	214,767	201,612	287,196	266,948

Total	$1,873,934	$1,882,767	$1,964,303	$1,961,926

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross realized gains on sales	$2,436	$5,709	$7,374	$12,550
Gross realized losses on sales	$(606)	$(3,787)	$(957)	$(4,965)

The cost of securities sold was determined based on the specific identification method.

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Debt securities:
U.S. treasury securities	$(38)	$20,665	$—	$—	$(38)	$20,665
U.S. government sponsored entity debt securities	(68)	68,409	—	—	(68)	68,409
Municipal debt securities	(4)	3,458	—	—	(4)	3,458
Corporate debt securities	(127)	30,792	(187)	13,334	(314)	44,126
Residential mortgage-backed securities	(29)	8,830	(193)	5,173	(222)	14,003
Student loan-backed securities	—	—	(14,885)	102,165	(14,885)	102,165
Other debt securities	(12)	1,135	(325)	9,796	(337)	10,931

Total	$(278)	$133,289	$(15,590)	$130,468	$(15,868)	$263,757

December 31, 2008
Debt securities:
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. government sponsored entity debt securities	(51)	46,944	—	—	(51)	46,944
Municipal debt securities	(126)	24,871	—	—	(126)	24,871
Corporate debt securities	(1,599)	138,726	(384)	9,887	(1,983)	148,613
Residential mortgage-backed securities	(217)	37,862	(357)	1,400	(574)	39,262
Student loan-backed securities	(20,602)	101,798	—	—	(20,602)	101,798
Other debt securities	(138)	6,789	(1,084)	12,837	(1,222)	19,626

Total	$(22,733)	$356,990	$(1,825)	$24,124	$(24,558)	$381,114

As of June 30, 2009 and December 31, 2008, the gross unrealized losses were primarily caused by an increase in the yield-to-maturity of the underlying securities, and approximately 17% and 29%, respectively, of the total number of our investments were in unrealized loss positions. In the case of auction rate securities, gross unrealized losses were caused by a higher discount rate used in the valuation of these securities as compared to the coupon rates of these securities. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2009 and December 31, 2008 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

During the three and six months ended June 30, 2009, the net unrealized gains on available-for-sale securities included in accumulated OCI were $8.0 million and $13.4 million, respectively. During the three and six months ended June 30, 2009, gains of $1.3 million and $4.1 million, respectively, were reclassified out of accumulated OCI into interest and other income, net.

7. REVOLVING CREDIT FACILITY

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 0.20 percent to 0.32 percent or the base rate, as defined in the credit agreement. In April 2009, in connection with the acquisition of CV Therapeutics, we borrowed $400.0 million under the credit agreement to partially fund the acquisition. The credit agreement will terminate and all outstanding amounts owing thereunder shall be due and payable on December 17, 2012. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. We expect to repay the $400.0 million loan within the next 12 months using cash flow generated from operations. As of June 30, 2009, we had letters of credit outstanding under this credit facility of $3.8 million, and the amount available under this credit facility was approximately $846.2 million. We are required to comply with certain covenants under this credit facility and as of June 30, 2009, we were in compliance with all such covenants.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 12, 2006, the United States District Court for the Northern District of California executed orders dismissing in its entirety and with prejudice the fourth consolidated amended complaint associated with a purported class action lawsuit against us and our Chairman and Chief Executive Officer; President and Chief Operating Officer; former Executive Vice President of Operations; Executive Vice President of Research and Development and Chief Scientific Officer; Senior Vice President of Manufacturing; and Senior Vice President of Research, alleging that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the Securities Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs have appealed the dismissal. On August 11, 2008, the United States Court of Appeals for the Ninth Circuit reversed the district court’s decision and remanded the case to the district court. On February 6, 2009, we filed a petition for a writ of certiorari with the Supreme Court of the United States, requesting that the court review the judgment of the court of appeals. In April 2009, the Supreme Court of the United States denied our petition. The case continues before the district court. On February 13, 2009, we filed a further motion to dismiss the fourth consolidated amended complaint on alternative grounds. On June 3, 2009, the district court granted in part and denied in part our motion to dismiss and gave plaintiffs leave to amend the complaint. On July 10, 2009, plaintiffs filed a fifth consolidated amended complaint. Our deadline to respond to the fifth consolidated amended complaint is August 12, 2009. It is not possible to predict the outcome of this case, and as such, no amounts have been accrued related to the outcome of this case.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, consolidated results of operations or financial position.

9. STOCK-BASED COMPENSATION EXPENSES

The following table summarizes the stock-based compensation expenses included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of goods sold	$2,771	$2,848	$6,025	$4,542
Research and development expenses	24,321	15,370	41,276	32,265
Selling, general and administrative expenses	27,189	18,657	48,025	36,204

Stock-based compensation expenses included in total costs and expenses	54,281	36,875	95,326	73,011
Income tax effect	(14,320)	(10,466)	(25,077)	(20,601)

Stock-based compensation expenses included in net income	$39,961	$26,409	$70,249	$52,410

10. STOCKHOLDERS’ EQUITY

Stock Option Plan

In May 2009, our stockholders approved an amendment to the Gilead Sciences, Inc. 2004 Equity Incentive Plan (2004 Plan) to increase the number of shares authorized for issuance under the 2004 Plan by 20,000,000 shares of our common stock. As of June 30, 2009, there were 56,544,212 shares authorized and available for future grant under the 2004 Plan.

In connection with the acquisition of CV Therapeutics, we assumed CV Therapeutics’ 1994 Equity Incentive Plan, as amended and restated, Non-Employee Directors’ Stock Option Plan, as amended and restated, 2000 Equity Incentive Plan, as amended and restated, 2000 Nonstatutory Incentive Plan, as amended and restated and 2004 Employee Commencement Incentive Plan, as amended and restated (collectively, the CV Therapeutics Plans). The majority of options that were issued and outstanding under the CV Therapeutics Plans as of April 15, 2009 were converted into options to purchase approximately 1.8 million shares of our common stock and remain subject to their original terms and conditions. No shares are available for future grant under the CV Therapeutics Plans.

Stock Repurchase Programs

In October 2008, we entered into an accelerated share repurchase agreement with a financial institution to repurchase $750.0 million of our common stock on an accelerated basis. This accelerated share repurchase was part of the $3.00 billion stock repurchase program authorized by our board of directors (Board) in October 2007. Under the terms of the accelerated share repurchase agreement, we paid $750.0 million to settle the initial purchase transaction and received 14,874,519 shares of our common stock at an initial price of $50.42 per share. In March 2009, upon termination of the agreement and, in accordance with the share delivery provisions of the agreement, we received an additional 1,356,337 shares of our common stock based on the average of the daily volume weighted-average prices of our common stock during a specified period less a predetermined discount per share. As a result, the total number of shares repurchased and retired under this accelerated share repurchase agreement was 16,230,856 shares at an average purchase price of $46.21 per share.

During the three and six months ended June 30, 2009, in addition to the additional shares that we received under the terms of the accelerated share repurchase transaction, we repurchased and retired 5,317,686 and 10,326,133 shares, respectively, of our common stock at an average purchase price of $44.77 and $45.33 per share, respectively, for an aggregate purchase price of $238.1 million and $468.0 million, respectively, through open market transactions. As of June 30, 2009, the remaining authorized amount of stock repurchases that may be made under our $3.00 billion Board-authorized stock repurchase program which expires in December 2010 was $530.0 million.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (APIC) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our open market stock repurchases during the six months ended June 30, 2009, we reduced common stock and APIC by an aggregate of $30.5 million and charged $437.7 million to retained earnings.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$569,145	$432,623	$1,155,721	$919,048
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	10,681	(653)	7,215	3,663
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	6,684	(18,849)	9,258	(15,949)
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	(105,716)	27,421	(34,420)	16,638

Total other comprehensive income (loss)	(88,351)	7,919	(17,947)	4,352

Comprehensive income	480,794	440,542	1,137,774	923,400
Comprehensive loss attributable to noncontrolling interest	2,253	2,160	4,789	4,035

Comprehensive income attributable to Gilead	$483,047	$442,702	$1,142,563	$927,435

11. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment, because our major products, Truvada, Atripla, Viread, Hepsera, Emtriva and AmBisome, which together accounted for substantially all of our total product sales for the three and six months ended June 30, 2009 and 2008, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Antiviral products:
Truvada	$608,079	$516,149	$1,198,432	$995,534
Atripla	569,142	355,101	1,079,025	679,318
Viread	158,925	150,681	319,530	303,348
Hepsera	67,074	90,365	139,788	173,387
Emtriva	7,096	8,088	14,272	16,477

Total antiviral products	1,410,316	1,120,384	2,751,047	2,168,064
AmBisome	73,310	69,768	137,581	140,796
Letairis	44,128	24,686	83,708	45,023
Ranexa	36,065	—	36,065	—
Other	4,559	2,378	7,557	4,639

Total product sales	$1,568,378	$1,217,216	$3,015,958	$2,358,522

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$871,273	$681,270	$1,674,433	$1,350,846
Outside of the United States:
Spain	109,541	90,706	207,612	168,430
France	111,771	97,499	205,299	189,845
United Kingdom	85,578	72,663	184,230	136,152
Italy	80,313	74,634	160,199	144,225
Germany	59,949	64,102	137,157	103,584
Switzerland	64,881	46,028	109,591	148,920
Other European countries	138,342	50,698	279,465	116,258
Other countries	125,507	100,525	219,629	178,017

Total revenues outside of the United States	775,882	596,855	1,503,182	1,185,431

Total revenues	$1,647,155	$1,278,125	$3,177,615	$2,536,277

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cardinal Health, Inc.	18%	21%	19%	22%
McKesson Corp.	13%	14%	13%	15%
AmerisourceBergen Corp.	11%	11%	11%	11%

12. INCOME TAXES

Our income tax rate of 24.7% and 25.5% for the three and six months ended June 30, 2009, respectively, differed from the U.S. federal statutory rate of 35% primarily due to tax credits, the resolution of certain tax positions with tax authorities and certain operating earnings from non-U.S subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

In May 2009, we reached agreement with the Internal Revenue Service (IRS) on several issues related to the examinations of our federal income tax returns for 2003 and 2004. We also amended our California income tax returns for 2003 through 2007 based on the resolution of certain tax positions with the IRS. As a result, we reduced our unrecognized tax benefits by $30.5 million in 2009.

As of June 30, 2009, we believe it is reasonably possible that our unrecognized tax benefits will decrease by approximately $40 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities around some of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitations remains open for all years from inception due to our utilization of net operating losses relating to prior years.

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the IRS for the 2005, 2006 and 2007 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.

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

13. SUBSEQUENT EVENTS

In July 2009, we and our wholly-owned subsidiary, Gilead Sciences Limited, entered into a license and collaboration agreement with Tibotec Pharmaceuticals (Tibotec), a wholly-owned subsidiary of Johnson & Johnson, to develop and commercialize a new once-daily fixed-dose combination (the Combination Product) containing our Truvada and Tibotec’s non-nucleoside reverse transcriptase inhibitor, TMC278 (25 mg rilpivirine hydrochloride), which is currently in Phase 3 clinical trials. Under the agreement, Tibotec granted us an exclusive license to the Combination Product for administration to adults in a once daily, oral dosage form, worldwide excluding low-income countries and Japan. Neither party is restricted from combining its drug products with any other drugs.

In accordance with the terms of the agreement, we will pay up to €71.5 million (approximately $100.0 million) of Tibotec’s development costs for TMC278, and we are required to use commercially reasonable efforts to develop and formulate the Combination Product, including the completion of bioequivalence studies. Tibotec is required to use commercially reasonable efforts to develop TMC278 and obtain its approval in the United States and Europe. We will manufacture the Combination Product and assume the lead role in registration, distribution and, subject to regulatory approval, commercialization of the Combination Product in the licensed countries. Tibotec will have the right to detail the Combination Product in the licensed countries, and, at its option, can request that it be the distributor of the Combination Product in a limited number of such countries. The price of the Combination Product is expected to be the sum of the price of Truvada and the price of TMC278 purchased separately. We expect to recognize product sales revenue from future sales of the Combination Product if and when it is approved. The cost of TMC278 purchased by us from Tibotec for the Combination Product will approximate the market price of TMC278, less a specified percentage of up to 30%.

Either party may terminate the agreement if the Combination Product is withdrawn from the market, if a party materially breaches the agreement, or if certain clinical or regulatory conditions are not met. We may terminate the agreement in the United States and Canada on or after the expiration of the last to expire patent for tenofovir disoproxil fumarate in the United States, and may terminate the agreement in any other country on or after the expiration of the last to expire patent for tenofovir disoproxil fumarate in a country of the European Union. Tibotec may terminate the agreement in the United States and Canada on or after the expiration of the last to expire patent for TMC278 in the United States, and may terminate the agreement in any other country on or after the expiration of the last to expire patent for TMC278 in a country of the European Union.

We evaluated all subsequent events that occurred after the balance sheet date through August 5, 2009.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2008 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2009 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Management Overview

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Australia. We market Truvada® (emtricitabine/tenofovir disoproxil fumarate), Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B virus (HBV); AmBisome® (amphotericin B) liposome for injection for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Ranexa® (ranolazine) for the treatment of chronic angina; and Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection. F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. OSI Pharmaceuticals, Inc. markets Macugen® (pegaptanib sodium injection) in the United States and Europe for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us. GlaxoSmithKline Inc. (GSK) markets Volibris™ (ambrisentan) outside of the United States for the treatment of PAH under a royalty-paying collaborative agreement with us. Menarini International Operations Luxembourg SA markets Ranexa outside of the United States under a royalty-paying collaborative agreement with us. Astellas Pharma US, Inc. markets Lexiscan® (regadenoson) injection in the United States for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging under a royalty-paying collaborative agreement with us.

Business Highlights

In July 2009, we entered into a collaboration and license agreement with Tibotec Pharmaceuticals (Tibotec), a wholly-owned subsidiary of Johnson & Johnson, to develop and commercialize a new once-daily fixed-dose combination containing our Truvada and Tibotec’s investigational non-nucleoside reverse transcriptase inhibitor, TMC278 (25 mg rilpivirine hydrochloride), which is currently in Phase 3 clinical trials. We will pay up to €71.5 million (approximately $100.0 million) of Tibotec’s development costs for TMC278. We expect to recognize product sales revenue from future sales of this new combination product if and when it is approved. The cost of TMC278 purchased by us from Tibotec for the combination product will approximate the market price of TMC278, less a specified percentage of up to 30%.

With regard to our antiviral research and development (R&D) efforts, in April 2009, we initiated a Phase 2 study of a complete single-tablet fixed-dose regimen containing elvitegravir, GS 9350 and Truvada in treatment-naïve patients. In April 2009, we also initiated a Phase 2 study of GS 9350-boosted atazanavir compared to ritonavir-boosted atazanavir, each in combination with Truvada. Both studies were fully enrolled during the second quarter of 2009.

In the cardiovascular area, in April 2009, we announced preliminary data from DAR-311 (DORADO), a Phase 3 clinical study for darusentan for the treatment of resistant hypertension. In May 2009, we announced results from ARIES-3, an open-label, single-arm, Phase 3 clinical study of ambrisentan in patients with pulmonary hypertension. In May 2009, our marketing authorisation application (MAA) for regadenoson, an investigational pharmacologic stress agent for radionuclide myocardial perfusion imaging, was validated by the European Medicines Agency (EMEA) and is being formally reviewed by members of the Committee for Medicinal Products for Human Use (CHMP), the scientific committee of the EMEA.

With regard to our respiratory efforts, in June 2009, the CHMP adopted a positive opinion on our MAA for aztreonam lysine 75 mg powder and solvent for nebulizer solution for the suppressive therapy of chronic pulmonary infections due to Pseudomonas aeruginosa in patients with cystic fibrosis (CF) aged 18 years and older. The CHMP’s positive recommendation will be reviewed by the European Commission, and we anticipate that the European Commission will issue its decision later in 2009.

Acquisition of CV Therapeutics, Inc. and Restructuring

In April 2009, we completed the acquisition of CV Therapeutics, Inc. (CV Therapeutics), a publicly held biopharmaceutical company based in Palo Alto, California, primarily focused on applying molecular cardiology to the discovery, development and commercialization of small molecule drugs for the treatment of cardiovascular diseases. CV Therapeutics had two marketed products as well as several product candidates in clinical development for the treatment of atrial fibrillation, pulmonary diseases and diabetes. We believe the acquisition will provide us with an opportunity to further expand into the cardiovascular therapeutic area. We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R), in recognizing the consideration transferred of $1.39 billion and recorded $951.2 million and $180.1 million in intangible assets relating to marketed products and in-process research and development (IPR&D) projects, respectively, which constituted a significant portion of the assets acquired from CV Therapeutics. The results of operations of CV Therapeutics beginning on April 15, 2009, the acquisition date, were included in our Condensed Consolidated Financial Statements for the three months ended June 30, 2009.

During the three months ended June 30, 2009, we also approved a plan to realize certain synergies between us and CV Therapeutics, re-align our cardiovascular operations and eliminate certain redundancies. The restructuring plan includes the consolidation and re-alignment of the cardiovascular R&D organization, the exit from certain of our facilities and the termination of certain contractual obligations. As a result of this restructuring plan, we recorded an aggregate of $24.1 million in expenses for the three months ended June 30, 2009, primarily related to employee severance and termination benefits costs in accordance with SFAS No. 146,

Accounting for Costs Associated with Exit or Disposal Activities. We expect the total amount to be incurred in connection with the significant activities of our restructuring plan to be approximately $30 million for employee severance and termination benefits and $25 million for facilities-related costs. These costs are expected to be incurred through 2010 with the majority of the expenses to be incurred by the end of 2009.

Financial Highlights

Our operating results for the three months ended June 30, 2009 were led by total product sales of $1.57 billion. Antiviral product sales (Truvada, Atripla, Viread, Hepsera and Emtriva) increased 26% to $1.41 billion in the three months ended June 30, 2009 from the three months ended June 30, 2008, and were the key drivers for total product sales growth of 29% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Atripla contributed $569.1 million, or 40%, to our second quarter 2009 antiviral product sales, which included the launch of the product in France. The growth of Atripla product sales and its increased proportion relative to our overall product sales caused our product gross margin to decrease to 76% for the three months ended June 30, 2009 from 78% in the same period of 2008, due primarily to the efavirenz component of Atripla sales which is recorded at zero gross margin. Truvada product sales for the three months ended June 30, 2009 comprised $608.1 million, or 43% of our second quarter 2009 antiviral product sales. Truvada product sales for the three months ended June 30, 2009 increased 18% from the three months ended June 30, 2008 primarily due to continued sales volume growth in the United States and Europe. Foreign currency fluctuations for the three months ended June 30, 2009 had an unfavorable impact of approximately $50.0 million on total revenues and $18.4 million on pre-tax income when compared to the three months ended June 30, 2008.

Royalty, contract and other revenues that we recognized from our collaborations with corporate partners were $78.8 million for the three months ended June 30, 2009, an increase of 29% from the three months ended June 30, 2008. The increase was driven primarily by higher Tamiflu royalties from Roche of $51.9 million for the three months ended June 30, 2009 compared to Tamiflu royalties of $37.5 million in the same period in 2008 due to increased sales related to pandemic planning initiatives worldwide.

Operating expenses which include R&D and selling, general and administrative (SG&A) expenses increased $107.0 million for the three months ended June 30, 2009, or 27%, compared to the three months ended June 30, 2008, reflecting the incremental operating expenses associated with our acquisition of CV Therapeutics, higher headcount required to support the continued growth of our business, severance and termination benefits costs incurred as a result of our restructuring activities as well as the increased clinical study activity related to product candidates in our pipeline.

Cash, cash equivalents and marketable securities decreased by $341.2 million during the six months ended June 30, 2009, driven primarily by the cash used to acquire CV Therapeutics of $1.13 billion, net of cash, cash equivalents and marketable securities assumed from CV Therapeutics of $245.4 million, partially offset by operating cash flows of $1.26 billion. During the six months ended June 30, 2009, we repurchased a total of $468.0 million of our common stock through open market purchases, or approximately 10.3 million shares. As of June 30, 2009, the remaining authorized amount of stock repurchases that may be made under our $3.00 billion Board-authorized stock repurchase program which expires in December 2010 was $530.0 million.

Critical Accounting Policies, Estimates and Judgments

Reference is made to “Critical Accounting Policies, Estimates and Judgments” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Intangible Assets

In conjunction with the business combinations that we have completed, we recorded intangible assets primarily related to marketed products, IPR&D projects and goodwill as part of our recognition and measurement of assets acquired and liabilities assumed in a business combination. Identifiable intangible assets such as those related to marketed products or IPR&D projects, are measured at their respective fair values as of the acquisition date. We have adopted the provisions of SFAS 141R for measuring and recognizing intangible assets that were acquired after January 1, 2009. We believe the fair values assigned to our acquired intangible assets are based on reasonable estimates and assumptions given the available facts and circumstances as of the acquisition dates. Discounted cash flow models are used in valuing these intangible assets, and these models require the use of significant estimates and assumptions including but not limited to:

•	estimates of revenues and operating profits related to the products or product candidates;

•	the probability of success for unapproved product candidates considering their stages of development;

•	the time and resources needed to complete the development and approval of product candidates;

•

the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals; and

•	risks related to the viability of and potential alternative treatments in any future target markets.

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and intangible assets determined to have indefinite useful lives are not amortized, but are required to be tested for impairment at least annually. We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the assets below their carrying amounts. As of June 30, 2009, we had $617.6 million of indefinite-lived intangible assets consisting of $437.5 million of goodwill resulting from various business combinations and $180.1 million of intangible assets related to the IPR&D projects that we acquired from CV Therapeutics.

In accordance with SFAS 142, intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. With respect to intangible assets related to the marketed products that we acquired from CV Therapeutics, we are amortizing the intangible asset related to Ranexa over its estimated useful life using an amortization rate derived from our forecasted future product sales for Ranexa. Our product sales forecasts are prepared annually and determined using our best estimates of future activity upon considering such factors as historical and expected future patient usage or uptake of our products, the introduction of complimentary or combination therapies or products and future product launch plans. If a previously unanticipated and significant change occurs to our sales forecasts, we will prospectively update the rate used to amortize our intangible asset related to Ranexa which may increase future cost of goods sold, as that is where we record the amortization expense. We are amortizing the intangible asset related to Lexiscan over its estimated useful life on a straight-line basis. Given that current Lexiscan revenues consist of royalties received from a collaboration partner and we will have limited ongoing access and visibility into that partner’s future sales forecasts, we cannot make a reasonable estimate of the amortization rate utilizing a forecasted product sales approach. As of June 30, 2009, we had $953.2 million of net unamortized finite-lived intangible assets consisting primarily of intangible assets related to the marketed products that we acquired from CV Therapeutics.

Our judgment regarding the existence of impairment indicators is based on our historical and projected future operating results, our extent or manner of use of the acquired assets, legal and regulatory factors and events, our overall business strategy and market and economic trends. If events occur in the future that cause us to conclude that impairment indicators exist and that certain intangible assets are impaired, our financial condition and results of operations may be adversely impacted.

Other than as set forth herein, there have been no other material changes in our critical accounting policies, estimates and judgments during the three months ended June 30, 2009 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Adoption of New Accounting Pronouncements

On April 1, 2009, we adopted the provisions of Financial Accounting Standards Board Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) on a prospective basis. FSP FAS 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS 157-4 supersedes FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, and is applicable to the valuation of auction rate securities held by us for which there was no active market as of June 30, 2009.

On April 1, 2009, we adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2) on a prospective basis for available-for-sale securities. FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment, provides some new disclosure requirements as well as extends certain annual disclosure requirements to interim periods. FSP FAS 115-2 is effective for interim periods and fiscal years ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

On April 1, 2009, we adopted the provisions of FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1) on a prospectus basis for our financial instruments. FSP 107-1 extends the disclosure requirements regarding the fair value of financial instruments under FAS No. 107, Disclosure about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009

In December 2007, the FASB issued SFAS 141R. SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased IPR&D to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 141R on a prospective basis and applied it to the acquisition of CV Therapeutics.

On January 1, 2009, we adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 161) on a prospective basis for our derivative instruments. SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows in the context of an entity’s risk exposures. SFAS 161 is effective for interim periods and fiscal years beginning after November 15, 2008.

On January 1, 2009, we adopted the provisions of FSP Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) on a retrospective basis for our convertible senior notes. FSP APB 14-1 requires us to account for the liability and equity components of our convertible senior notes separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. Accordingly, we reflected additional interest expense of $13.3 million and $26.2 million, respectively, a related benefit from income taxes of $5.2 million and $10.3 million, respectively, and net income per share attributable to Gilead common stockholders on a diluted basis of $0.01 and $0.02, respectively, for the three and six months ended June 30, 2008 in our Condensed Consolidated Statement of Income, and recorded additional interest expense of $14.0 million and $27.6 million, respectively, a related benefit from income taxes of $5.5 million and $10.9 million, respectively, and net income per share attributable to Gilead common stockholders on a diluted basis of $0.01 and $0.02, respectively, for the three and six months ended June 30, 2009. In addition, the retrospective adoption of FSP APB 14-1 decreased deferred tax assets and debt issuance costs included in other assets by an aggregate of $81.7 million, decreased convertible senior notes, net included in long-term liabilities by $201.8 million and increased total stockholders’ equity by $120.1 million after a charge of $82.6 million to retained earnings in our Condensed Consolidated Balance Sheet as of December 31, 2008.

On January 1, 2009, we adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). Accordingly, we reclassified the noncontrolling interest (formerly minority interest) from liabilities to stockholders’ equity on our Condensed Consolidated Balance Sheets on a retrospective basis, which resulted in the reclassification of the change in noncontrolling interest from net cash provided by operating activities to net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows. We also presented the noncontrolling interest on our Condensed Consolidated Statements of Income as net loss attributable to noncontrolling interest, a component of consolidated net income, on a retrospective basis.

Results of Operations

Total Revenues

We had total revenues of $1.65 billion for the three months ended June 30, 2009 compared to $1.28 billion for the same period in 2008. We had total revenues of $3.18 billion for the six months ended June 30, 2009 and $2.54 billion for the same period in 2008. Included in total revenues were product sales, royalty revenues and contract and other revenues.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Antiviral products:
Truvada	$608,079	$516,149	18%	$1,198,432	$995,534	20%
Atripla	569,142	355,101	60%	1,079,025	679,318	59%
Viread	158,925	150,681	5%	319,530	303,348	5%
Hepsera	67,074	90,365	(26)%	139,788	173,387	(19)%
Emtriva	7,096	8,088	(12)%	14,272	16,477	(13)%

Total antiviral products	1,410,316	1,120,384	26%	2,751,047	2,168,064	27%
AmBisome	73,310	69,768	5%	137,581	140,796	(2)%
Letairis	44,128	24,686	79%	83,708	45,023	86%
Ranexa	36,065	—	100%	36,065	—	100%
Other	4,559	2,378	92%	7,557	4,639	63%

Total product sales	$1,568,378	$1,217,216	29%	$3,015,958	$2,358,522	28%

Total product sales increased by 29% and 28% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to an overall increase in our antiviral product sales, including the strong growth in sales of Atripla and Truvada. A significant percentage of our product sales continued to be denominated in foreign currencies. We used foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. This reduced, but did not eliminate, fluctuations in sales due to changes in foreign currency exchange rates.

Antiviral Products

Antiviral product sales increased by 26% and 27% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, driven primarily by sales volume growth of Atripla and Truvada.

•	Truvada

Truvada sales increased by 18% and 20% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, driven primarily by sales volume growth in the United States and Europe. Truvada sales accounted for 43% and 44% of our total antiviral product sales for the three and six months ended June 30, 2009, respectively.

•	Atripla

Atripla sales increased by 60% and 59% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, driven primarily by sales volume growth in the United States and Europe including the launch of Atripla in France in the second quarter of 2009. Atripla sales include the efavirenz portion at zero product gross margin. The efavirenz portion of our Atripla sales was approximately $208.0 million and $395.5 million for the three and six months ended June 30, 2009, respectively, and approximately $130.5 million and $250.1 million for the three and six months ended June 30, 2008, respectively. Atripla sales accounted for 40% and 39% of our total antiviral product sales for the three and six months ended June 30, 2009, respectively.

•	Other Antiviral Products

Other antiviral product sales, which include product sales of Viread, Hepsera and Emtriva decreased by six percent and four percent for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, driven primarily by sales volume decreases in Hepsera, partially offset by sales volume increases in Viread.

Letairis

Sales of Letairis increased by 79% and 86% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, driven primarily by sales volume growth in the United States.

Ranexa

Sales of Ranexa were $36.1 million from April 15, 2009 (the date of our acquisition of CV Therapeutics) to June 30, 2009.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Royalty revenues	$73,895	$50,608	46%	$126,937	$160,060	(21)%

Royalty revenues for the three months ended June 30, 2009 were $73.9 million, an increase of 46% compared to the same period in 2008, driven primarily by the recognition of Tamiflu royalties from Roche of $51.9 million in the three months ended June 30, 2009, compared to Tamiflu royalties from Roche of $37.5 million recognized in the same period in 2008. The higher Tamiflu royalties were due primarily to increased Roche sales related to pandemic planning initiatives worldwide. Royalty revenues for the six months ended June 30, 2009 were $126.9 million, a decrease of 21% compared to the same period in 2008, driven primarily by the recognition of Tamiflu royalties from Roche of $85.1 million in the six months ended June 30, 2009 compared to Tamiflu royalties from Roche of $130.9 million recognized in the same period in 2008. The lower Tamiflu royalties were due primarily to decreased Roche sales related to pandemic planning initiatives worldwide. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which the product is sold.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our total product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2009	2008		2009	2008
Total product sales	$1,568,378	$1,217,216	29%	$3,015,958	$2,358,522	28%
Cost of goods sold	$383,045	$265,684	44%	$712,459	$505,532	41%
Product gross margin	76%	78%		76%	79%

Our product gross margin for both the three and six months ended June 30, 2009 was 76%, compared to 78% and 79% for the same periods in 2008, respectively. The lower product gross margins for the three and six months ended June 30, 2009 compared to the same periods in 2008 were due primarily to the higher proportion of Atripla sales, which include the efavirenz portion at zero product gross margin as well as the amortization associated with the intangible assets related to the marketed products acquired in our acquisition of CV Therapeutics.

Restructuring

During the three months ended June 30, 2009, we approved a plan to realize certain synergies between us and CV Therapeutics to re-align our cardiovascular operations and eliminate certain redundancies. The restructuring plan includes the consolidation and re-alignment of the cardiovascular R&D organization, the exit from certain of our facilities and the termination of certain contractual obligations. As a result of this restructuring plan, we recorded $12.9 million and $11.2 million in SG&A expenses and R&D expenses, respectively, for the three months ended June 30, 2009, primarily related to employee severance and termination benefits costs in accordance with SFAS No. 146. We expect the total amount to be incurred in connection with the significant activities of our restructuring plan to be approximately $30 million for employee severance and termination benefits and $25 million for facilities-related costs. These costs are expected to be incurred through 2010 with the majority of the expenses to be incurred by the end of 2009.

Research and Development Expenses

The following table summarizes the period over period changes in the major components of our R&D expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Research	$48,264	$40,757	18%	$92,262	$75,266	23%
Clinical development	156,248	109,987	42%	271,320	204,755	33%
Pharmaceutical development	37,126	25,798	44%	66,835	51,822	29%

Total research and development	$241,638	$176,542	37%	$430,417	$331,843	30%

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, materials and supplies, licenses and fees and overhead allocations consisting of various support and facilities-related costs. Our R&D activities are separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1, 2, 3 and 4 clinical trials. Pharmaceutical development expenses consist of costs for product formulation and chemical analysis.

R&D expenses for the three months ended June 30, 2009 increased by $65.1 million, or 37%, compared to the same period in 2008, due primarily to increased compensation and benefit expenses of $34.1 million driven primarily by higher headcount related to the acquisition of CV Therapeutics and the growth of our business, as well as severance and termination benefits associated with our restructuring activities of $9.1 million; and increased clinical study expenses of $8.6 million primarily in the antiviral and cardiovascular areas.

R&D expenses for the six months ended June 30, 2009 increased by $98.6 million, or 30%, compared to the same period in 2008, due primarily to increased compensation and benefit expenses of $47.9 million driven primarily by higher headcount related to the acquisition of CV Therapeutics and the growth of our business, as well as severance and termination benefits associated with our restructuring activities of $9.1 million; and increased clinical study expenses of $18.6 million primarily in the antiviral and cardiovascular areas.

Selling, General and Administrative Expenses

The following summarizes the period over period changes in our SG&A expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Selling, general and administrative	$261,411	$219,533	19%	$465,362	$414,490	12%

SG&A expenses for the three months ended June 30, 2009 increased by $41.9 million, or 19%, compared to the same period of 2008, due primarily to increased compensation and benefit expenses of $25.4 million driven primarily by higher headcount related to the acquisition of CV Therapeutics and the growth of our business, as well as severance and termination benefits associated with our restructuring activities of $12.3 million; and acquisition-related transaction costs of $8.2 million. During the three months ended June 30, 2008, we incurred costs of $12.4 million associated with certain employee termination-related disputes in our international operations.

SG&A expenses for the six months ended June 30, 2009 increased by $50.9 million, or 12%, compared to the same period in 2008, due primarily to increased compensation and benefit expenses of $38.0 million driven primarily by higher headcount related to the acquisition of CV Therapeutics and the growth of our business, as well as severance and termination benefits associated with our restructuring activities of $12.3 million; and acquisition-related transaction costs of $8.2 million. During the six months ended June 30, 2008, we incurred costs of $12.4 million associated with certain employee termination-related disputes in our international operations.

Interest and Other Income, Net

Interest and other income, net, was $12.9 million and $17.1 million for the three and six months ended June 30, 2009, respectively, a decrease of $1.1 million and $19.6 million from the same periods in 2008, respectively. The decrease for the three months ended June 30, 2009 compared to the same period in 2008 was due primarily to decreased interest income of $9.4 million due primarily to a reduction in the average yield of our investment portfolio as a result of lower interest rates, partially offset by decreased costs related to our hedging activities of $7.8 million. The decrease for the six months ended June 30, 2009 compared to the same period in 2008 was due primarily to decreased interest income of $19.5 million due primarily to a reduction in the average yield of our investment portfolio as a result of lower interest rates and increased costs related to our hedging activities of $7.1 million, partially offset by net foreign currency exchange gains of $9.3 million.

Provision for Income Taxes

Our income tax rate was 24.7% and 25.5% for the three and six months ended June 30, 2009, respectively, compared to 28.3% and 28.1% for the same periods in 2008, respectively. Our provision for income taxes for the three and six months ended June 30, 2009 was $186.4 million and $395.6 million, respectively, compared to $170.5 million and $358.8 million, respectively, for the three and six months ended June 30, 2008. The tax rates for the three and six months ended June 30, 2009 differed from the U.S. federal statutory rate of 35% due primarily to tax credits, the resolution of certain tax positions with tax authorities and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

Purchased In-process Research and Development

In connection with our acquisition of CV Therapeutics in April 2009, we recorded intangible assets of $180.1 million related to the IPR&D projects that we acquired from CV Therapeutics. Of the $180.1 million of intangible assets related to the IPR&D projects, $93.4 million related to CVT-3619, a product candidate in Phase 1 clinical studies for the treatment of hypertriglyceridemia. The remaining balance of the intangible assets related to IPR&D projects represented various other in-process projects with no single project comprising a significant portion of the total value. In accordance with SFAS 141R and SFAS 142, intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

The estimated fair value of the intangible assets related to the IPR&D projects acquired from CV Therapeutics was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value of these intangible assets using a present value discount rate of 9%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of CV Therapeutics. This is comparable to the estimated internal rate of return for CV Therapeutics’ operations and represents the rate that market participants would use to value the intangible assets. We compensated for the differing phases of development of each project by probability-adjusting our estimation of the expected future cash flows associated with each project. We then determine the present value of the expected future cash flows using the discount rate of 9%. The projected cash flows from the IPR&D projects were based on key assumptions such as estimates of revenues and operating profits related to the projects considering their stages of development; the time and resources needed to complete the development and approval of the related product candidates; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets.

In connection with our acquisition of the cicletanine assets from Navitas in 2008, we recorded IPR&D expense of $10.9 million during the three months ended June 30, 2008 in accordance with SFAS No. 141, Business Combination (SFAS 141). As we do not consider the acquisition to be a material purchase, we have not made further disclosures regarding the related purchased IPR&D.

In connection with our acquisitions of Myogen Inc. (Myogen) and Corus Pharma, Inc. (Corus) in 2006, we recorded purchased IPR&D expenses of $2.06 billion and $335.6 million, respectively, during the year ended December 31, 2006 in accordance with SFAS 141.

The purchased IPR&D expense for Myogen represented the estimated fair value of Myogen’s incomplete R&D programs that had not yet reached technological feasibility and had no alternative future uses as of the acquisition date and, therefore, was expensed upon acquisition. A summary of these programs at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Ambrisentan	An orally active, non-sulfonamide, propanoic acid-class, endothelin receptor antagonist (ERA) for the treatment of PAH.	Phase 3 clinical trials were completed prior to the acquisition date. We filed an new drug application (NDA) with the FDA in December 2006 and, in June 2007, the FDA approved Letairis for the treatment of PAH in the United States. Additionally, in March 2007, the EMEA validated the MAA for ambrisentan for the treatment of PAH, filed by our collaboration partner, GSK. In April 2008, the European Commission granted GSK marketing authorization for ambrisentan for the treatment of PAH, which is marketed under the name Volibris by GSK.	$1,413.7

Darusentan	An orally active ETA-selective ERA for the treatment of resistant hypertension.	In Phase 3 clinical development as of the acquisition date and the date of this filing.	$644.5

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

The purchased IPR&D expense for Corus represented the estimated fair value of Corus’s incomplete aztreonam for inhalation solution for CF IPR&D program that had not yet reached technological feasibility and had no alternative future use as of the acquisition date and, therefore, was expensed upon acquisition. A description of this program at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Aztreonam for inhalation solution for the treatment of CF	Aztreonam formulation for inhalation to be used against Gram-negative bacteria that cause lung infections in patients with CF.	In Phase 3 clinical trials as of the acquisition date. We filed an NDA with the FDA in November 2007. In September 2008, we received a complete response letter from the FDA informing us that the FDA will not approve our NDA for aztreonam for inhalation solution for the treatment of CF in its current form and requesting we conduct an additional Phase 3 clinical study. In November 2008, we filed a request for a formal dispute resolution with the FDA. In February 2009, in response to our appeal, the FDA notified us that it was reiterating its position that we will need to conduct another clinical study of aztreonam for inhalation solution before we can resubmit our NDA. In March 2008, we also submitted a MAA in the European Union and received notice of acceptance and priority review by Health Canada for approval in Canada. In March 2009, the CHMP notified us that it adopted a negative opinion on our MAA. In June 2009, the CHMP notified us that it adopted a positive opinion on the MAA for aztreonam lysine 75 mg powder and solvent for nebuliser solution for the suppressive therapy of chronic pulmonary infections due to Pseudomonas aeruginosa in patients with CF aged 18 years and older. The CHMP’s positive recommendation will be reviewed by the European Commission, and we anticipate that the European Commission will issue its decision later in 2009.	$335.6

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital, and our cash flow activity (in thousands):

	June 30, 2009	December 31, 2008
Cash, cash equivalents and marketable securities	$2,898,446	$3,239,639
Working capital	$2,223,425	$3,057,416

	Six Months Ended June 30,
	2009	2008
Cash provided by (used in):
Operating activities	$1,264,247	$1,046,581
Investing activities	$(1,391,567)	$(98,316)
Financing activities	$(302,034)	$(753,192)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $2.90 billion at June 30, 2009, a decrease of $341.2 million or 11% from December 31, 2008. This decrease was primarily attributable to:

•	cash used to acquire CV Therapeutics of $1.13 billion, net of cash, cash equivalents and marketable securities assumed from CV Therapeutics of $245.4 million;

•	$468.2 million used to repurchase our common stock under our stock repurchase program; and

•	$305.4 million used to extinguish the convertible senior notes we assumed in our acquisition of CV Therapeutics.

This decrease was partially offset by the following:

•	net cash provided by operations of $1.26 billion;

•	proceeds from our credit facility of $400.0 million; and

•	proceeds from issuances of common stock under our employee stock plans of $102.1 million.

Working Capital

Working capital was $2.22 billion at June 30, 2009, a decrease of $834.0 million or 27% from December 31, 2008. This decrease was primarily attributable to:

•	a decrease of $545.8 million in cash, cash equivalents and short-term marketable securities; and

•	an increase of $400.0 million in the current portion of other long-term obligations driven by proceeds from our credit facility.

This decrease was partially offset by an increase of $219.5 million in accounts receivable, net, primarily driven by increased product sales.

Cash Provided by Operating Activities

Cash provided by operating activities of $1.26 billion for the six months ended June 30, 2009 primarily related to net income of $1.16 billion, adjusted for non-cash items such as $91.8 million of depreciation and amortization and $90.3 million of stock-based compensation expenses, partially offset by $140.0 million of net cash outflow related to changes in operating assets and liabilities.

Cash provided by operating activities of $1.05 billion for the six months ended June 30, 2008 was comprised primarily of $919.0 million in net income, adjusted for non-cash items such as $129.4 million of tax benefits from employee stock plans and $73.0 million of stock-based compensation expenses. This was partially offset by $120.6 million of excess tax benefits from stock option exercises which are required to be included in cash used in financing activities in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, as well as $69.3 million of net cash outflow related to changes in operating assets and liabilities. Our operating cash flows for the six months ended June 30, 2008 has been revised for our retrospective application of SFAS 160 on January 1, 2009, and the resulting reclassification of the change in noncontrolling interest from cash provided by operating activities to cash used in financing activities.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2009 primarily related to our acquisition of CV Therapeutics, purchases, sales and maturities of available-for-sale securities as well as capital expenditures. Cash used in investing activities for the six months ended June 30, 2008 primarily related to purchases, sales and maturities of available-for-sale securities as well as capital expenditures.

We used $1.39 billion of cash in investing activities in the six months ended June 30, 2009, compared to $98.3 million during the six months ended June 30, 2008. The increase was due primarily to cash used in our acquisition of CV Therapeutics of $1.25 billion, net of cash and cash equivalents acquired and increased capital expenditures in the six months ended June 30, 2009 compared to the same period in 2008. Capital expenditures and other items of $184.9 million made in the six months ended June 30, 2009 related primarily to the purchase of an office building and approximately 30 acres of land located in Foster City, California.

Cash Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2009 was $302.0 million, driven primarily by the $468.2 million used to repurchase our common stock under our stock repurchase program and the $305.4 million used to extinguish the convertible senior notes assumed from the acquisition of CV Therapeutics. The cash outflows were partially offset by proceeds of $400.0 million that we borrowed under our existing revolving credit agreement to partially fund the acquisition of CV Therapeutics and proceeds of $102.1 million from issuances of common stock under our employee stock plans.

Cash used in financing activities for the six months ended June 30, 2008 was $753.2 million, driven primarily by the $966.0 million used to repurchase our common stock under our stock repurchase program. The cash outflows were partially offset by $120.6 million of excess tax benefits from stock option exercises, as well as proceeds of $135.6 million that we received from issuances of common stock under our employee stock plans.

As a result of our adoption of SFAS 160, we reclassified the changes in noncontrolling interest from cash provided by operating activities to cash used in financing activities, as discussed above.

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 0.20 percent to 0.32 percent or the base rate, as defined in the credit agreement. In April 2009, in connection with the acquisition of CV Therapeutics, we borrowed $400.0 million under the credit agreement to partially fund the acquisition. The credit agreement will terminate and all amounts owing thereunder shall be due and payable on December 17, 2012. As of June 30, 2009, approximately $846.2 million was available under our amended and restated credit agreement. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. We expect to repay the $400.0 million loan within the next 12 months using cash flow generated from operations.

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

As of June 30, 2009, the remaining authorized amount of stock repurchases that may be made under our $3.00 billion Board-authorized stock repurchase program which expires in December 2010 was $530.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2009 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

A portion of our marketable securities are held in auction rate securities. During the three months ended March 31, 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program, and are over-collateralized. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have interest rates ranging from 0.6% to 1.0%. As of June 30, 2009, our auction rate securities continued to earn interest.

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

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2009 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined under Securities and Exchange Commission (SEC) rules as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2009.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, U.S. Patent Numbers 6,642,245 and 6,703,396, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva Pharmaceuticals submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva alleges that the same two emtricitabine patents are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. We cannot predict the ultimate outcome of these actions, and we may spend significant resources defending these patents. If we are unsuccessful in one or both of these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated, and the patent protection for Truvada and Atripla in the United States would be shortened to expire in 2017 instead of 2021.

Information pertaining to certain of our other legal proceedings can be found in “Part I. Item 1. Condensed Consolidated Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8. Commitments and Contingencies” to the interim Condensed Consolidated Financial Statements, and is incorporated by reference herein.

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

A substantial portion of our revenues is derived from sales of our HIV products, particularly Truvada and Atripla. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.

We are currently dependent on sales of our products for the treatment of HIV, particularly Truvada and Atripla, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the three months ended June 30, 2009, Truvada and Atripla product sales together were $1.18 billion, or 71% of our total revenues. We may not be able to sustain the growth rate of sales of our HIV products, especially Truvada and Atripla, for any number of reasons including, but not limited to, the following:

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

During the six months ended June 30, 2009, approximately 84% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, in the fourth quarter of 2008, strong prescription demand for Truvada and Atripla was not fully reflected in our revenues for that quarter. We believe this is because inventories were drawn down within the retail distribution channel during the quarter. During the second quarter of 2009, the wholesalers increased their inventory levels for Atripla and Truvada, while inventory levels for Viread decreased. Given that demand from retail pharmacies was consistent with both prescription demand and revenue growth during the quarter, we expect that U.S. wholesalers may decrease their inventory levels in the second half of 2009. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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

If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. For example, the new drug application (NDA) submitted by us for aztreonam for inhalation solution for the treatment of cystic fibrosis (CF) in the United States was delayed when we received a complete response letter from the FDA informing us that the FDA will not approve the NDA in its current form and requesting we conduct an additional Phase 3 clinical study. In November 2008, we filed a request for dispute resolution with the FDA to determine whether further analyses of the existing data could lead to approval or whether we will need to conduct an additional study. In February 2009, in response to our appeal, the FDA notified us that it was reiterating its position that we will need to conduct another clinical study of aztreonam for inhalation solution before we can resubmit our NDA. We are conferring with the FDA to determine what further studies would be required to address their concerns and support approval of this product candidate. Existing data from any ongoing or additional clinical trial that we may commence to satisfy FDA concerns may not support the approval of aztreonam for inhalation solution in the United States, which may cause us considerable expense and may lead to further delays or cause us to abandon further development of the product. There are also risks that health authorities in other countries where marketing authorization applications are pending will undertake similar additional reviews which would compound the risks described above. As a result, aztreonam for inhalation solution may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of such product candidate if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted.

A significant portion of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.

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

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GlaxoSmithKline Inc. (GSK), which markets fixed dose combination products that compete with Truvada and Atripla. GSK and Pfizer Inc. (Pfizer) recently announced that they are combining their HIV drug businesses into a single, jointly-owned company that will focus solely on competing in the HIV market. For Hepsera and Viread for treatment of chronic hepatitis B, we compete primarily with products produced by GSK, Bristol-Myers Squibb Company (BMS) and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer. In addition, we are aware of at least two lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with

Actelion Pharmaceuticals US, Inc. (Actelion) and indirectly with PAH products from United Therapeutics Corporation and Pfizer. Ranexa competes predominately with generic compounds from three distinct classes of drugs, beta-blockers, calcium channel blockers and long-acting nitrates for the treatment of chronic angina in the United States. Tamiflu competes with products sold by GSK and generic competitors. Aztreonam for inhalation solution for the treatment of CF, if approved for marketing, will compete with a product marketed by Novartis.

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

Our product Letairis, which was approved by the FDA in June 2007, is a member of a class of compounds called endothelin receptor antagonists (ERAs) which pose specific risks, including serious risks of liver injury and birth defects. Because of these risks, Letairis is available only through the Letairis Education and Access Program (LEAP), a restricted distribution program intended to help physicians and patients learn about the risks associated with the product and assure appropriate use of the product. As the product is used by additional patients, we may discover new risks associated with Letairis which may result in changes to the distribution program and additional restrictions on the use of Letairis which may decrease demand for the product. For example, since the launch of Letairis, cases of edema in certain patients taking Letairis have been reported. This information has recently been added to the product label, which may negatively impact demand for the product.

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

The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA and comparable regulatory agencies in other countries. We are continuing clinical trials for Truvada, Atripla, Viread, Hepsera, Emtriva, AmBisome, Letairis and Ranexa for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.

In September 2008, we received a complete response letter from the FDA informing us that the FDA will not approve our NDA for aztreonam for inhalation solution for treatment of CF in its current form and requesting we conduct an additional Phase 3 clinical study. In November 2008, we filed a request for dispute resolution with the FDA to determine whether further analyses of the existing data could lead to approval or whether we will need to conduct an additional study. In February 2009, in response to our appeal, the FDA notified us that it was reiterating its position that we will need to conduct another clinical study of aztreonam for inhalation solution before we can resubmit our NDA. We are conferring with the FDA to determine what further studies would be required to address their concerns and support approval of this product candidate. Existing data from any ongoing or from any additional clinical trial that we may commence to satisfy FDA concerns may not support the approval of aztreonam for inhalation solution in the United States, which may cause us considerable expense and may lead to further delays or cause us to abandon further development of the product. There are also risks that health authorities in other countries where marketing authorization applications are pending will undertake similar additional reviews which would compound the risks described above.

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

We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third party contract research organizations (CROs), to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely impacted.

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

Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories in Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and South Korea. The success of Hepsera in these territories depends almost entirely on the efforts of GSK. In this regard, GSK promotes Epivir-HBV/Zeffix, a product that competes with Hepsera. Consequently, GSK’s marketing strategy for Hepsera may be influenced by its promotion of Epivir-HBV/Zeffix. We receive royalties from GSK equal to a percentage of GSK’s net sales of Hepsera as well as net sales of GSK’s Epivir-HBV/Zeffix. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera in its territories, our potential revenues from sales of Hepsera related to these territories may be substantially reduced.

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

In Europe, the success of our commercialized products, and any other product candidates we may develop, will depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. In recent years, many countries in the European Union have increased the amount of discounts required on our products, and we expect this to continue as countries attempt to manage health care expenditures, especially in light of the global economic downturn. As new drugs come to market, we may face significant price decreases for our products across most of the European countries. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

Although we were successful in responding to the PTO office actions in the instance above, similar organizations may still challenge our patents in foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir disoproxil fumarate in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir disoproxil fumarate we have filed in Brazil. We then filed an appeal within the patent authority responding to the questions raised in the rejection. In July 2009, the Brazilian patent authority again rejected the application. This was the highest level of appeal available to us within the Brazilian patent authority. We intend to file a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. We cannot predict the outcome of this proceeding on our tenofovir disoproxil fumarate patent application. If we are unable to successfully appeal the decision by the patent authority in the courts, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil.

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

As part of the approval process of some of our products, the FDA granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. It is, therefore, possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully. For example, in November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva

Pharmaceuticals submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva alleges that the same two emtricitabine patents are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. We cannot predict the ultimate outcome of either of these actions and we may spend significant resources defending these patents. If we are unsuccessful in one or both of these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada and Atripla in the United States would be shortened to expire in 2017 instead of 2021.

In August 2007, the PTO adopted new rules which were scheduled to become effective on November 1, 2007. In October 2007, GSK successfully obtained a preliminary injunction against implementation of these rules, and in April 2008, the court ruled in support of GSK’s challenge to the rules and obtained a permanent injunction against their implementation. The rules would have restricted the number of claims permitted in a patent application and the number of continuing patent applications that can be filed. Following the court’s ruling, the PTO filed a notice of appeal to the Court of Appeals for the Federal Circuit. In March 2009, the Court of Appeals for the Federal Circuit affirmed one of the rules, vacated one of the rules, and remanded the case to the district court. The rule restricting the number of claims permitted in a patent application was held to be a legitimate exercise of the PTO’s authority. The rule restricting the number of continuing patent applications that can be filed was held to be beyond the authority of the PTO. Upon GSK’s petition for reconsideration, the Federal Circuit voted to reconsider the decision in an en banc proceeding, which is now pending. If GSK is ultimately unsuccessful in challenging the implementation of the rules and the rules are implemented, we may be limited in our ability to obtain broad patent coverage for our products and product candidates, which may allow competitors to market products very similar to ours or to obtain patent coverage for closely related products.

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

We may not be able to successfully integrate our existing business with the business of CV Therapeutics, Inc., or any other business or assets that we may acquire.

Integrating the business of CV Therapeutics, Inc. (CV Therapeutics) with our existing business will be a complex and time-consuming process. Until recently, CV Therapeutics operated independently of us, with its own business, corporate culture, locations, employees and systems. As a result of this acquisition, we will have to operate our existing business, along with the business of CV Therapeutics, utilizing common information and communication systems, operating procedures, financial controls and human resources practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration of our business with CV Therapeutics and the integration of our business with any other company or assets that we may from time to time acquire. The failure to successfully integrate our business with CV Therapeutics, or any other assets or companies we may acquire, may have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we depend on a single supplier for high quality cholesterol, which is used in the manufacture of AmBisome. We also depend on single suppliers for the active pharmaceutical ingredient of Letairis and Ranexa and for the tableting of Letairis. Astellas Pharma US, Inc., which markets Lexiscan in the United States, is responsible for the commercial manufacture and supply of product in United States and is dependent on a single supplier for the active pharmaceutical ingredient of Lexiscan. Problems with any of the single suppliers we depend on may negatively impact our development and commercialization efforts.

We face credit risks from our European customers that may adversely affect our results of operations.

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in an increase in days sales outstanding due to the average length of time that we have accounts receivable outstanding. Our accounts receivable in these countries totaled approximately $638.7 million as of June 30, 2009, of which $196.2 million was more than 120 days past due. Historically, receivables balances with certain government owned hospitals accumulated over a period of time and were then subsequently settled as large lump sum payments. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

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

In addition, purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high may adversely impact our revenues and gross margin and may cause our sales to fluctuate from quarter to quarter. For example, in the European Union, we are required to permit products purchased in one country to be sold in another country. Purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high affect the inventory level held by our wholesalers and can cause the relative sales levels in the various countries to fluctuate from quarter to quarter and be more difficult to forecast. In addition, wholesalers may attempt to arbitrage the pricing differential between countries by purchasing excessive quantities of our products. These activities may result in fluctuating quarterly sales in certain countries which do not reflect the actual demand for our products from customers. Such quarterly fluctuations may impact our earnings, which could adversely affect our stock price. For example, during 2007, we experienced increased sales of our HIV products in France. We believe a portion of these products was being re-exported to other countries and resold at higher prices. Our sales of Truvada, Atripla and Viread in France and any countries to or from which sales have been re-exported may continue to fluctuate. Although we established an order management system in France to manage Truvada, Atripla and Viread sales to facilitate the adequate and appropriate supply of those products commensurate with market demand in France, there can be no assurance that this management system will be effective or that these re-exporting activities will not continue in France, other European countries or elsewhere, and as a result, our results of operations could be adversely affected.

In some countries, we may be required to grant compulsory licenses for our products or face generic competition for our products.

In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. We intend to file a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. If we are unable to successfully appeal the decision by the patent authority in the courts, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil. In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic have generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government may allow Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada’s Access to Medicines Regime. Furthermore, Roche has issued voluntary licenses to permit third party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and third party manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

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

In November 2008, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva Pharmaceuticals submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva alleges that the same two emtricitabine patents are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. We cannot predict the ultimate outcome of either of these actions, and we may spend significant resources defending these patents. If we are unsuccessful in one or both of these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated, and the patent protection for Truvada and Atripla in the United States would be shortened to expire in 2017 instead of 2021.

In addition, we, along with certain of our officers and a former officer, were named as defendants in a class action lawsuit alleging violations of federal securities laws. The lawsuit was dismissed by the United States District Court for the Northern District of California, but in August 2008 the United States Court of Appeals for the Ninth Circuit reversed the dismissal and remanded the case to the district court. In February 2009, we filed a petition for a writ of certiorari with the Supreme Court of the United States, requesting that the Supreme Court review the judgment of the court of appeals. In April 2009, the U.S. Supreme Court denied our petition. The case continues before the district court. In February 2009, we filed a further motion to dismiss the fourth consolidated amended complaint on alternative grounds. On June 3, 2009, the district court granted in part and denied in part our motion to dismiss and gave plaintiffs leave to amend the complaint. On July 10, 2009, plaintiffs filed a fifth consolidated amended complaint. Our deadline to respond to the fifth consolidated amended complaint is August 12, 2009. We cannot predict the ultimate outcome of this action, and we may spend significant resources defending this lawsuit.

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

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2005, 2006 and 2007 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Resolution of one or more of these exposures in any reporting period could have a material impact on the results of operations for that period.

Changes in accounting rules or policies may affect our financial position and results of operations.

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

The table below summarizes our stock repurchase activity for the three months ended June 30, 2009 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2009	938,880		$46.35	937,686		$724,628
May 1 – May 31, 2009	2,164,452		$43.49	2,160,000		$630,695
June 1 – June 30, 2009	2,221,667		$45.35	2,220,000		$530,019

Total	5,324,999	(1)	$44.77	5,317,686	(1)

(1)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 annual meeting of stockholders was held on May 6, 2009 in Millbrae, California. Of the 910,142,516 shares of our common stock entitled to vote at the meeting, 798,196,570 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Our stockholders elected 11 directors to serve for the ensuing year and until their successors are elected and qualified, or until their earlier death, resignation or removal. The votes regarding the election of directors were as follows:

Name	Shares Voted For	Votes Withheld
Paul Berg	780,377,231	17,819,339
John F. Cogan	789,776,876	8,419,694
Etienne F. Davignon	766,711,190	31,485,380
James M. Denny	780,309,416	17,887,154
Carla A. Hills	785,350,037	12,846,533
John W. Madigan	786,679,110	11,517,460
John C. Martin	779,228,408	18,968,162
Gordon E. Moore	776,723,987	21,472,583
Nicholas G. Moore	789,909,157	8,287,413
Richard J. Whitley	782,062,766	16,133,804
Gayle E. Wilson	790,180,770	8,015,800

Our stockholders ratified the selection of Ernst & Young LLP by the Audit Committee of our Board of Directors as our independent registered public accounting firm for the fiscal year ending December 31, 2009. There were 783,278,020 votes cast for the proposal, 14,024,046 votes cast against, 894,504 abstentions and no broker non-votes.

Our stockholders approved an amendment to our 2004 Equity Incentive Plan (2004 Plan) to (i) increase the number of shares authorized for issuance under the 2004 Plan by 20,000,000 shares of our common stock; (ii) increased the limit on the maximum number of shares that may be issued under the Plan pursuant to full-value awards, such as restricted stock, restricted stock units, performance shares, performance units (to the extent settled in common stock) and phantom shares, by an additional 15,000,000 shares to a total of 25,000,000 over the term of the 2004 Plan; (iii) increased the limit on the maximum number of shares of common stock for which restricted stock, restricted stock units, performance shares, performance units, phantom shares and stock appreciation rights may be granted to any one individual per calendar year by an additional 600,000 shares to a total of 1,000,000 shares; and (iv) increased the limit on the maximum value of awards denominated in U.S. dollars that may be granted to any one individual per calendar year by an additional $3,000,000 to a total of $10,000,000. There were 559,583,391 votes cast for the proposal, 170,720,596 votes cast against, 1,017,151 abstentions and 66,875,432 broker non-votes.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

(1)	2.2	Stockholder Agreement by and between Registrant and Louis G. Lange, dated as of March 12, 2009

(2)	3.1	Restated Certificate of Incorporation of the Registrant

(3)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant

(5)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(9)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(10)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

Exhibit Footnote	Exhibit Number	Description of Document
(11)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(11)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(12)	10.7	Master Confirmation by and between Registrant and Citibank N.A., together with the Supplemental Confirmation, dated as of October 21, 2008

*(13)	10.8	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.9	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.10	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(15)	10.11	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(16)	10.12	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(17)	10.13	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.14	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*	10.15	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(17)	10.16	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.17	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.18	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*	10.19	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*	10.20	Form of restricted stock agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*	10.21	Form of restricted stock agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee director)

*(19)	10.22	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(20)	10.23	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

Exhibit Footnote	Exhibit Number	Description of Document
*	10.24	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(21)	10.25	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*	10.26	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(22)	10.27	Gilead Sciences, Inc. Employee Stock Purchase Plan, as amended through May 9, 2007

*(23)	10.28	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(23)	10.29	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(23)	10.30	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(24)	10.31	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(24)	10.32	Gilead Sciences, Inc. Severance Plan, as amended on December 15, 2008

*(17)	10.33	Gilead Sciences, Inc. Corporate Bonus Plan

*(17)	10.34	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(25)	10.35	2009 Base Salaries for the Named Executive Officers

*(26)	10.36	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.37	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(14)	10.38	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.39	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(27)	10.40	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(18)	10.41	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(28)	10.42	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

Exhibit Footnote	Exhibit Number	Description of Document
(29)	10.43	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(27)	10.44	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(27)	10.45	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(30)	10.46	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(31)	10.47	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(32)	10.48	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(32)	10.49	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(33)	10.50	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(34)	10.51	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(34)	10.52	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(35)	10.53	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(36)	10.54	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

+(37)	10.55	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC, dated June 20, 2006

+(38)	10.56	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(32)	10.57	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(39)	10.58	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

Exhibit Footnote	Exhibit Number	Description of Document
+(24)	10.59	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(20)	10.60	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Registrant and Ampac Fine Chemicals LLC, dated March 6, 2008

+(30)	10.61	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(11)	10.62	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

(24)	10.63	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(25)	Information is included in Registrant’s Current Report on Form 8-K filed on January 27, 2009, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(31)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(34)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(35)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), filed on July 23, 2001, and incorporated herein by reference.

(36)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on July 23, 2001, and incorporated herein by reference.
(37)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(39)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: August 5, 2009	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2009	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

(1)	2.2	Stockholder Agreement by and between Registrant and Louis G. Lange, dated as of March 12, 2009

(2)	3.1	Restated Certificate of Incorporation of the Registrant

(3)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant

(5)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(9)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(10)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(11)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

Exhibit Footnote	Exhibit Number	Description of Document
(11)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(12)	10.7	Master Confirmation by and between Registrant and Citibank N.A., together with the Supplemental Confirmation, dated as of October 21, 2008

*(13)	10.8	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.9	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.10	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(15)	10.11	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(16)	10.12	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(17)	10.13	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.14	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*	10.15	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(17)	10.16	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.17	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.18	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*	10.19	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*	10.20	Form of restricted stock agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*	10.21	Form of restricted stock agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee director)

*(19)	10.22	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(20)	10.23	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)
*	10.24	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(21)	10.25	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

Exhibit Footnote	Exhibit Number	Description of Document
*	10.26	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(22)	10.27	Gilead Sciences, Inc. Employee Stock Purchase Plan, as amended through May 9, 2007

*(23)	10.28	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(23)	10.29	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(23)	10.30	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(24)	10.31	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(24)	10.32	Gilead Sciences, Inc. Severance Plan, as amended on December 15, 2008

*(17)	10.33	Gilead Sciences, Inc. Corporate Bonus Plan

*(17)	10.34	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(25)	10.35	2009 Base Salaries for the Named Executive Officers

*(26)	10.36	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.37	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(14)	10.38	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.39	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(27)	10.40	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(18)	10.41	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(28)	10.42	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(29)	10.43	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(27)	10.44	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

Exhibit Footnote	Exhibit Number	Description of Document
+(27)	10.45	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(30)	10.46	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(31)	10.47	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(32)	10.48	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(32)	10.49	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(33)	10.50	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(34)	10.51	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(34)	10.52	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(35)	10.53	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(36)	10.54	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

+(37)	10.55	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC, dated June 20, 2006

+(38)	10.56	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(32)	10.57	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(39)	10.58	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(24)	10.59	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(20)	10.60	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Registrant and Ampac Fine Chemicals LLC, dated March 6, 2008

+(30)	10.61	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

Exhibit Footnote	Exhibit Number	Description of Document
+(11)	10.62	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

(24)	10.63	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(25)	Information is included in Registrant’s Current Report on Form 8-K filed on January 27, 2009, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(31)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(34)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(35)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), filed on July 23, 2001, and incorporated herein by reference.
(36)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on July 23, 2001, and incorporated herein by reference.
(37)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(39)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.