Form 10-Q
period 2009-09-30
GILEAD SCIENCES INC
filed 2009-11-05
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 30, 2009: 899,925,051

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, TRUVADA®, VIREAD®, HEPSERA®, AMBISOME®, EMTRIVA®, VISTIDE®, LETAIRIS®, VOLIBRIS™, RANEXA® and CAYSTON®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. MACUGEN® is a registered trademark belonging to OSI Pharmaceuticals, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. LEXISCAN® is a registered trademark belonging to Astellas US LLC. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,024,599	$1,459,302
Short-term marketable securities	330,713	330,760
Accounts receivable, net	1,339,165	1,023,397
Inventories	1,017,827	927,868
Deferred tax assets	192,701	140,882
Prepaid taxes	249,500	198,318
Prepaid expenses	83,391	71,815
Other current assets	59,714	126,066

Total current assets	4,297,610	4,278,408
Property, plant and equipment, net	701,371	528,799
Noncurrent portion of prepaid royalties	231,956	257,208
Noncurrent deferred tax assets	134,417	226,728
Long-term marketable securities	1,936,818	1,449,577
Intangible assets	1,555,602	123,008
Other noncurrent assets	79,206	73,103

Total assets	$8,936,980	$6,936,831

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$742,684	$601,200
Accrued government rebates	228,707	176,939
Accrued compensation and employee benefits	127,691	103,840
Income taxes payable	139,536	44,757
Other accrued liabilities	395,656	245,662
Deferred revenues	49,362	42,963
Current portion of other long-term obligations	205,613	5,631

Total current liabilities	1,889,249	1,220,992
Long-term deferred revenues	44,567	74,181
Convertible senior notes, net	1,140,887	1,098,025
Long-term income taxes payable	67,757	56,588
Other long-term obligations	42,363	21,462
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 901,816 and 909,819 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	902	910
Additional paid-in capital	4,264,222	3,930,109
Accumulated other comprehensive income (loss)	(39,199)	41,240
Retained earnings	1,420,613	300,314

Total Gilead stockholders’ equity	5,646,538	4,272,573
Noncontrolling interest	105,619	193,010

Total stockholders’ equity	5,752,157	4,465,583

Total liabilities and stockholders’ equity	$8,936,980	$6,936,831

See accompanying notes.

GILEAD SCIENCES, INC.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product sales	$1,648,955	$1,338,502	$4,664,913	$3,697,024
Royalty revenues	142,133	25,161	269,070	185,221
Contract and other revenues	10,301	7,605	45,021	25,300

Total revenues	1,801,389	1,371,268	4,979,004	3,907,545

Costs and expenses:
Cost of goods sold	409,700	300,183	1,122,159	805,715
Research and development	269,856	188,062	700,273	519,905
Selling, general and administrative	227,427	189,189	692,789	603,679
Purchased in-process research and development	—	—	—	10,851

Total costs and expenses	906,983	677,434	2,515,221	1,940,150

Income from operations	894,406	693,834	2,463,783	1,967,395
Interest and other income, net	14,017	3,637	31,098	40,363
Interest expense	(17,217)	(16,382)	(52,372)	(48,811)

Income before provision for income taxes	891,206	681,089	2,442,509	1,958,947
Provision for income taxes	220,728	187,396	616,310	546,206

Net income	670,478	493,693	1,826,199	1,412,741
Net loss attributable to noncontrolling interest	2,555	2,160	7,344	6,195

Net income attributable to Gilead	$673,033	$495,853	$1,833,543	$1,418,936

Net income per share attributable to Gilead common stockholders—basic	$0.75	$0.54	$2.02	$1.54

Shares used in per share calculation—basic	903,319	920,807	906,213	923,894

Net income per share attributable to Gilead common stockholders—diluted	$0.72	$0.52	$1.96	$1.47

Shares used in per share calculation—diluted	932,424	960,585	936,530	964,267

See accompanying notes.

GILEAD SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net income	$1,826,199	$1,412,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,312	37,548
Amortization	104,522	77,669
Purchased in-process research and development expense	—	10,851
Stock-based compensation expenses	138,860	114,605
Excess tax benefits from stock-based compensation	(59,268)	(155,723)
Tax benefits from employee stock plans	66,243	169,328
Deferred income taxes	11,339	18,498
Other non-cash transactions	46,015	9,912
Changes in operating assets and liabilities:
Accounts receivable, net	(290,013)	(259,086)
Inventories	(40,020)	(298,382)
Prepaid expenses and other assets	(33,356)	(22,275)
Accounts payable	135,212	341,462
Income taxes payable	118,621	8,884
Accrued liabilities	79,327	94,770
Deferred revenues	(23,215)	4,295

Net cash provided by operating activities	2,124,778	1,565,097

Investing Activities:
Purchases of marketable securities	(1,916,498)	(2,251,247)
Proceeds from sales of marketable securities	1,186,319	1,749,029
Proceeds from maturities of marketable securities	362,849	169,020
Acquisition of CV Therapeutics, net of cash acquired	(1,247,816)	—
Acquisition of assets from Navitas	—	(10,851)
Capital expenditures and other	(203,070)	(73,345)

Net cash used in investing activities	(1,818,216)	(417,394)

Financing Activities:
Proceeds from issuances of common stock	160,924	176,416
Proceeds from credit facility	400,000	—
Repayments of credit facility	(200,000)	—
Repurchases of common stock	(756,491)	(1,216,068)
Extinguishment of long-term debt	(305,406)	—
Repayments of other long-term obligations	(5,607)	(3,749)
Excess tax benefits from stock-based compensation	59,268	155,723
Distributions to noncontrolling interest	(80,047)	(6,468)

Net cash used in financing activities	(727,359)	(894,146)

Effect of exchange rate changes on cash	(13,906)	(12,219)

Net change in cash and cash equivalents	(434,703)	241,338
Cash and cash equivalents at beginning of period	1,459,302	968,086

Cash and cash equivalents at end of period	$1,024,599	$1,209,424

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

The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and our joint ventures with Bristol-Myers Squibb Company (BMS), for which we are the primary beneficiary as determined under the Consolidation Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). We record a noncontrolling interest in our Condensed Consolidated Financial Statements to reflect BMS’s interest in the joint ventures. Significant intercompany transactions have been eliminated. The Condensed Consolidated Financial Statements include the operating results of companies acquired by us from the date of each acquisition for the applicable reporting periods.

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC). The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date. Certain prior year amounts have been revised for the retrospective application of certain guidance in the Debt Topic and Consolidation Topic of the FASB ASC, as discussed below.

FASB Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP)—a replacement of SFAS No. 162 (SFAS 168), which establishes the FASB ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. This guidance is effective for interim periods and fiscal years ending after September 15, 2009. On July 1, 2009, we adopted the provisions of this guidance and as a result, the majority of references to historically issued accounting pronouncements are now superseded by references to the FASB ASC. Certain accounting pronouncements, such as SFAS 168, will remain authoritative until they are integrated into the FASB ASC.

Convertible Senior Notes

In May 2008, the FASB issued guidance in the Debt Topic of the FASB ASC which addresses instruments that require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. This guidance requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective application to all periods presented.

On January 1, 2009, we adopted the provisions of this guidance on a retrospective basis for our convertible senior notes due in 2011 (2011 Notes) and the convertible senior notes due in 2013 (2013 Notes) (collectively, the Notes) and reflected additional interest expense of $13.4 million and $39.6 million, respectively, a related benefit from income taxes of $5.3 million and $15.6 million, respectively, and a decrease in net income per share attributable to Gilead common stockholders on a diluted basis of $0.01 and $0.03, respectively, for the three and nine months ended September 30, 2008 in our Condensed Consolidated Statements of Income. We recorded additional interest expense of $14.2 million and $41.9 million, respectively, a related benefit from income taxes of $5.5 million and $16.3 million, respectively, and a decrease in net income per share attributable to Gilead common stockholders on a diluted basis of $0.01 and $0.03, respectively, for the three and nine months ended September 30, 2009. In addition, the retrospective adoption of this guidance decreased deferred tax assets and debt issuance costs included in other assets by an aggregate of $81.7 million, decreased convertible senior notes, net included in long-term liabilities by $201.8 million and increased total stockholders’ equity by $120.1 million after a charge of $82.6 million to retained earnings in our Condensed Consolidated Balance Sheet as of December 31, 2008.

Noncontrolling Interest

In December 2007, the FASB issued guidance in the Consolidation Topic of the FASB ASC which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners. This guidance is effective for interim periods and fiscal years beginning after December 15, 2008 and requires retrospective application to all periods presented.

On January 1, 2009, we adopted the provisions of this guidance on a retrospective basis and reclassified the noncontrolling interest (formerly minority interest) from liabilities to stockholders’ equity on our Condensed Consolidated Balance Sheets. Our adoption of this guidance also resulted in the reclassification of the change in noncontrolling interest from net cash provided by operating activities to net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows. We also presented the noncontrolling interest on our Condensed Consolidated Statements of Income as net loss attributable to noncontrolling interest, a component of consolidated net income, on a retrospective basis.

Net Income Per Share Attributable to Gilead Common Stockholders

Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents (consisting primarily of performance shares) and the assumed exercise of warrants relating to the Notes are determined under the treasury stock method.

Because the principal amount of the Notes will be settled in cash, only the conversion spread relating to the Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. In accordance with the guidance in the Earnings Per Share Topic of the FASB ASC, our common stock resulting from the assumed settlement of the conversion spread of the Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion prices of $38.75 and $38.10 for the 2011 Notes and 2013 Notes, respectively. The average market prices of our common stock during each of the three and nine months ended September 30, 2009 and 2008 exceeded both of the conversion prices of the Notes and the dilutive effect is included in the table below.

Warrants relating to the 2011 Notes and 2013 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80 and $53.90, respectively. The average market prices of our common stock during the three and nine months ended September 30, 2009 and the nine months ended September 30, 2008 did not exceed the warrants’ exercise prices relating to the 2011 Notes. The average market prices of our common stock during the three and nine months ended September 30, 2009 and 2008 did not exceed the warrants’ exercise prices relating to the 2013 Notes. For the three months ended September 30, 2008, the dilutive effect of warrants related to the 2011 Notes is included in the table below.

Stock options to purchase approximately 16.9 million and 17.1 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2009, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Stock options to purchase approximately 10.0 million and 9.9 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2008, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Gilead	$673,033	$495,853	$1,833,543	$1,418,936

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	903,319	920,807	906,213	923,894
Effect of dilutive securities:
Stock options and equivalents	23,288	30,726	24,482	32,260
Conversion spread related to the 2011 Notes	2,765	4,223	2,774	3,914
Conversion spread related to the 2013 Notes	3,052	4,508	3,061	4,199
Warrants related to the Notes	—	321	—	—

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	932,424	960,585	936,530	964,267

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

We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. In certain countries where payments are typically slow, primarily Greece, Italy, Portugal and Spain, our aggregate accounts receivable balance is significant. In most cases, slow payment practices in these countries reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in these countries in Europe that tend to pay relatively slowly have increased and may continue to further increase, therefore increasing the average length of time that we have accounts receivable outstanding. At September 30, 2009, our aggregate accounts receivable in Greece, Italy, Portugal and Spain totaled $723.8 million, of which $247.4 million was more than 120 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and believe that our past due accounts receivable, net of allowances, as reflected in our Condensed Consolidated Balance Sheets, are collectible. We perform credit evaluations of our customers’ financial conditions and generally have not required collateral.

2. FAIR VALUE

In April 2009, the FASB issued guidance in the Financial Instruments Topic of the FASB ASC which extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements. This guidance is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. On April 1, 2009, we adopted the provisions of this guidance on a prospective basis for our financial instruments. Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. The carrying value and fair value of the Notes were $1.14 billion and $1.67 billion, respectively, as of September 30, 2009. The fair value of the Notes was measured using Level 2 inputs. The remaining financial instruments are reported on our Condensed Consolidated Balance Sheets at amounts that approximate current fair values.

In September 2006, the FASB issued guidance in the Fair Value Topic of the FASB ASC that defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. This guidance is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements and is effective for fiscal years beginning after November 15, 2008 for all other non-financial assets and liabilities. On January 1, 2008, we adopted the provisions of this guidance on a prospective basis for our financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, and on January 1, 2009, we adopted the provisions of this guidance on a prospective basis for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of the guidance had no effect on our consolidated net income for the three and nine months ended September 30, 2009.

The fair value guidance in the FASB ASC requires that we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established in the guidance and describes three levels of inputs that may be used to measure fair value, as follows:

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

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	September 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$377,856	$—	$—	$377,856	$202,243	$—	$—	$202,243
U.S. government sponsored entity debt securities	—	829,411	—	829,411	—	681,774	—	681,774
Municipal debt securities	—	295,597	—	295,597	—	332,637	—	332,637
Corporate debt securities	—	688,133	—	688,133	—	450,730	—	450,730
Residential mortgage-backed securities	—	107,915	—	107,915	—	134,761	—	134,761
Student loan-backed securities	—	—	103,398	103,398	—	—	101,798	101,798
Other debt securities	—	60,617	812	61,429	—	57,147	835	57,982

Total debt securities	377,856	1,981,673	104,210	2,463,739	202,243	1,657,049	102,633	1,961,925
Equity securities	1,785	—	—	1,785	759	—	—	759
Derivatives	—	14,114	—	14,114	—	90,870	—	90,870

	$379,641	$1,995,787	$104,210	$2,479,638	$203,002	$1,747,919	$102,633	$2,053,554

Liabilities:
Derivatives	$—	$74,301	$—	$74,301	$—	$150	$—	$150

The following table is a reconciliation of marketable securities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$102,898	$131,276	$102,633	$7,258
Total realized and unrealized gains (losses) included in:
Interest and other income, net	—	325	(29)	(1,939)
Other comprehensive income, net	1,894	(6,244)	7,661	(14,932)
Sales of marketable securities	(582)	(3,207)	(6,055)	(25,936)
Transfers into Level 3	—	—	—	157,699

Balance, end of period	$104,210	$122,150	$104,210	$122,150

Total losses included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$—	$—	$(29)	$(2,264)

Marketable securities, measured at fair value using Level 3 inputs, are substantially comprised of auction rate securities within our available-for-sale investment portfolio. The underlying assets of our auction rate securities are comprised of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of three to eight years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed securities as well as other fixed income securities adjusted for an illiquidity discount resulting in an annual discount rate of 2.7%. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have annual interest rates ranging from 0.5% to 1.2%. As of September 30, 2009, our auction rate securities continued to earn interest.

In April 2009, the FASB also issued additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and is applicable to the valuation of auction rate securities held by us for which there was no active market as of September 30, 2009.

Our auction rate securities were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008. Although there continued to be failed auctions as well as lack of market activity and liquidity in 2009, we believe we had no other-than-temporary impairments on these securities as of September 30, 2009 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

3. AVAILABLE-FOR-SALE SECURITIES

In April 2009, the FASB issued guidance in the Investments—Debt and Equity Securities Topic of the FASB ASC which addresses the recognition and presentation of other-than-temporary impairments, provides some new disclosure requirements as well as extends certain annual disclosure requirements to interim periods. This guidance is effective for interim periods and fiscal years ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. On April 1, 2009, we adopted the provisions of this guidance on a prospective basis for our available-for-sale securities.

The following table is a summary of available-for-sale debt and equity securities recorded in cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Debt securities:
U.S. treasury securities	$376,177	$1,683	$(4)	$377,856
U.S. government sponsored entity debt securities	818,921	10,533	(43)	829,411
Municipal debt securities	291,872	3,761	(36)	295,597
Corporate debt securities	676,086	12,085	(38)	688,133
Residential mortgage-backed securities	105,929	2,134	(148)	107,915
Student loan-backed securities	116,550	—	(13,152)	103,398
Other debt securities	60,569	911	(51)	61,429

Total debt securities	2,446,104	31,107	(13,472)	2,463,739
Equity securities	1,450	335	—	1,785

Total	$2,447,554	$31,442	$(13,472)	$2,465,524

December 31, 2008
Debt securities:
U.S. treasury securities	$199,962	$2,281	$—	$202,243
U.S. government sponsored entity debt securities	669,721	12,105	(52)	681,774
Municipal debt securities	328,776	3,987	(126)	332,637
Corporate debt securities	450,567	2,146	(1,983)	450,730
Residential mortgage-backed securities	134,409	926	(574)	134,761
Student loan-backed securities	122,400	—	(20,602)	101,798
Other debt securities	58,468	735	(1,221)	57,982

Total debt securities	1,964,303	22,180	(24,558)	1,961,925
Equity securities	1,451	—	(692)	759

Total	$1,965,754	$22,180	$(25,250)	$1,962,684

As of September 30, 2009 and December 31, 2008, other debt securities consisted primarily of foreign government and agency securities as well as other asset-backed securities.

The following table summarizes the classification of the available-for-sale debt and equity securities on our Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$197,993	$182,347
Short-term marketable securities	330,713	330,760
Long-term marketable securities	1,936,818	1,449,577

Total	$2,465,524	$1,962,684

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$525,649	$528,706	$510,983	$513,106
Greater than one year but less than five years	1,630,599	1,655,776	1,122,885	1,137,877
Greater than five years but less than ten years	42,702	43,653	43,239	43,994
Greater than ten years	247,154	235,604	287,196	266,948

Total	$2,446,104	$2,463,739	$1,964,303	$1,961,925

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross realized gains on sales	$1,734	$4,206	$9,108	$16,756
Gross realized losses on sales	$(212)	$(3,607)	$(1,169)	$(8,572)

The cost of securities sold was determined based on the specific identification method.

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Debt securities:
U.S. treasury securities	$(4)	$104,123	$—	$—	$(4)	$104,123
U.S. government sponsored entity debt securities	(43)	40,614	—	—	(43)	40,614
Municipal debt securities	(36)	36,322	—	—	(36)	36,322
Corporate debt securities	(26)	78,860	(12)	7,485	(38)	86,345
Residential mortgage-backed securities	(6)	1,550	(142)	1,424	(148)	2,974
Student loan-backed securities	—	—	(13,152)	103,398	(13,152)	103,398
Other debt securities	(17)	18,891	(34)	9,574	(51)	28,465

Total	$(132)	$280,360	$(13,340)	$121,881	$(13,472)	$402,241

December 31, 2008
Debt securities:
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. government sponsored entity debt securities	(52)	46,944	—	—	(52)	46,944
Municipal debt securities	(126)	24,871	—	—	(126)	24,871
Corporate debt securities	(1,599)	138,726	(384)	9,887	(1,983)	148,613
Residential mortgage-backed securities	(217)	37,862	(357)	1,400	(574)	39,262
Student loan-backed securities	(20,602)	101,798	—	—	(20,602)	101,798
Other debt securities	(137)	6,789	(1,084)	12,837	(1,221)	19,626

Total	$(22,733)	$356,990	$(1,825)	$24,124	$(24,558)	$381,114

As of September 30, 2009 and December 31, 2008, the gross unrealized losses were primarily caused by an increase in the yield-to-maturity of the underlying securities, and approximately 18% and 29%, respectively, of the total number of our investments were in unrealized loss positions. In the case of auction rate securities, gross unrealized losses were caused by a higher discount rate used in the valuation of these securities as compared to the coupon rates of these securities. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of September 30, 2009 and December 31, 2008 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

During the three and nine months ended September 30, 2009, the net unrealized gains on available-for-sale securities included in accumulated other comprehensive income (OCI) were $8.3 million and $21.7 million, respectively, and gains of $1.0 million and $5.1 million, respectively, were reclassified out of accumulated OCI into interest and other income, net.

4. DERIVATIVE FINANCIAL INSTRUMENTS

In March 2008, the FASB issued guidance in the Derivatives and Hedging Topic of the FASB ASC to improve financial reporting of derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows in the context of an entity’s risk exposures. This guidance is effective for interim periods and fiscal years beginning after November 15, 2008. On January 1, 2009, we adopted the provisions of this guidance on a prospective basis for our derivative instruments.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. In order to manage the risk related to changes in foreign currency exchange rates, we hedge certain of our foreign currency exposures related to outstanding monetary assets and liabilities and forecasted product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts. In general, the market risks of our foreign currency exchange contracts are offset by corresponding gains and losses on the transactions being hedged. Our exposure to credit risk from these contracts is a function of changes in interest and currency exchange rates and, therefore, varies over time. We limit the risk that counterparties to these contracts may be unable to perform by transacting only with major banks, all of which we monitor closely in the context of current market conditions. We also limit risk of loss by entering into contracts that provide for net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative financial contracts for trading purposes. We do not hedge our net investment in any of our foreign subsidiaries.

We enter into foreign currency exchange contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain monetary assets and liabilities of our foreign subsidiaries that are denominated in a non-functional currency. As these derivative instruments are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, we record the changes in the fair value of such instruments in interest and other income, net on our Condensed Consolidated Statements of Income.

Foreign currency exchange contracts used to hedge forecasted product sales are designated as cash flow hedges under the Derivatives and Hedging Topic of the FASB ASC. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified, all with maturities of 18 months or less. At the inception of a hedging relationship and on a quarterly basis, we assess hedge effectiveness on a prospective basis by performing a regression analysis taking the change in cash flow of the underlying contract and regressing it against the change in cash flow of the hedge instrument. We assess hedge effectiveness on a retrospective basis using a dollar offset approach monthly. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in interest and other income, net. The effective component of the hedge is recorded in accumulated other comprehensive income or loss within stockholders’ equity as an unrealized gain or loss on the hedging instrument. When the hedged forecasted transactions occur, the hedges are de-designated and the unrealized gains and losses are reclassified into product sales. Substantially all values related to the hedged forecasted transactions reported in accumulated OCI at September 30, 2009 will be reclassified to product sales within 12 months.

We had notional amounts on foreign currency exchange forward and option contracts outstanding of $3.14 billion and $2.39 billion at September 30, 2009 and December 31, 2008, respectively.

The following table summarizes information about the fair values of derivative instruments on our Condensed Consolidated Balance Sheet as of September 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$11,718	Other accrued liabilities	$65,796
Foreign currency exchange contracts	Other noncurrent assets	2,394	Other long-term obligations	8,467

Total derivatives designated as hedges		14,112		74,263

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	2	Other accrued liabilities	38

Total derivatives not designated as hedges		2		38

Total derivatives		$14,114		$74,301

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives designated as hedges:
Net losses recognized in OCI (effective portion)	$(55,640)	$(17,003)

Net gains reclassified from accumulated OCI into product sales (effective portion)	$16,714	$89,771

Net gains (losses) recognized in interest and other income, net (ineffective portion and amounts excluded from effectiveness testing)	$806	$(14,726)

Derivatives not designated as hedges:
Net losses recognized in interest and other income, net	$(37,519)	$(28,479)

The net unrealized losses related to our cash flow hedges included in accumulated OCI, net of taxes, were $51.9 million at September 30, 2009. Net unrealized gains related to our cash flow hedges included in accumulated OCI, net of taxes, were $54.9 million at December 31, 2008.

5. ACQUISITION OF CV THERAPEUTICS, INC.

In December 2007, the FASB issued guidance in the Business Combinations Topic of the FASB ASC which establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. This guidance also provides clarification for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development (IPR&D) to be capitalized at fair value as intangible assets at the time of acquisition;

requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, we adopted the provisions of this guidance on a prospective basis and applied it to our acquisition of CV Therapeutics, Inc. (CV Therapeutics) as discussed below.

On April 15, 2009, we acquired CV Therapeutics through a cash tender offer under the terms of an agreement and plan of merger entered into in March 2009. CV Therapeutics was a publicly held biopharmaceutical company based in Palo Alto, California, primarily focused on applying molecular cardiology to the discovery, development and commercialization of small molecule drugs for the treatment of cardiovascular diseases. CV Therapeutics had two marketed products, Ranexa for the treatment of chronic angina and Lexiscan injection for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging in patients unable to undergo adequate exercise stress. CV Therapeutics also had several product candidates in clinical development for the treatment of pulmonary and cardiovascular diseases. We believe the acquisition will provide us with an opportunity to further expand into the cardiovascular therapeutic area.

The CV Therapeutics acquisition was accounted for as a business combination in accordance with the guidance in the Business Combinations Topic of the FASB ASC. The results of operations of CV Therapeutics since April 15, 2009 have been included in our Condensed Consolidated Statement of Operations, and were not significant. The acquisition date was determined to be April 15, 2009 as that is the date on which we acquired approximately 89% of the outstanding shares of common stock of CV Therapeutics and obtained effective control of the company. The acquisition was completed two days later on April 17, 2009, at which time CV Therapeutics became a wholly-owned subsidiary.

The aggregate consideration transferred to acquire CV Therapeutics was $1.39 billion, and consisted of cash paid for common stock and other equity instruments at or prior to closing of $1.38 billion and the fair value of vested stock options assumed of $15.7 million.

In accordance with the acquisition merger agreement, the number of Gilead stock options and restricted stock units into which assumed CV Therapeutics’ stock options and restricted stock units were converted was determined based on the option conversion ratio. This conversion ratio was calculated by taking the per share acquisition price of $20.00 and dividing it by the average closing price of our common stock for the five consecutive trading days immediately preceding (but not including) the closing date of April 17, 2009, which was $46.24 per share. The fair value of stock options assumed was calculated using a Black-Scholes valuation model with the following assumptions: market price of $44.54 per share, which was the closing price of our common stock on the acquisition date; expected term ranging from 0.1 to 5.2 years; risk-free interest rate ranging from 0.1% to 1.7%; expected volatility ranging from 37.4% to 43.2%; and no dividend yield. The fair value of restricted stock units assumed was calculated using the acquisition-date closing price of $44.54 per share for our common stock.

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

Of the $951.2 million of intangible assets related to the marketed products, $688.4 million related to Ranexa and $262.8 million related to Lexiscan. In accordance with the guidance in the Intangibles—Goodwill and Other Topic of the FASB ASC, we have determined that these intangible assets have finite useful lives and will be amortized over their respective useful lives, which we estimated to be the periods over which the associated product patents will expire as those are the periods over which the intangible assets are expected to contribute to the future cash flows of the related products.

Of the $180.1 million of intangible assets related to the IPR&D projects, $93.4 million related to CVT-3619, a product candidate in Phase 1 clinical studies for the treatment of hypertriglyceridemia. The remaining balance of the intangible assets related to IPR&D projects represented various other in-process projects with no single project comprising a significant portion of the total value. In accordance with the guidance in the Intangibles—Goodwill and Other Topic of the FASB ASC, intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development (R&D) efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

The estimated fair value of the intangible assets related to the marketed products and IPR&D projects was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value of these intangible assets using a present value discount rate of 9%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of CV Therapeutics. This is comparable to the estimated internal rate of return for CV Therapeutics’ operations and represents the rate that market participants would use to value the intangible assets. For the intangible assets related to the IPR&D projects, we compensated for the differing phases of development of each project by probability-adjusting our estimation of the expected future cash flows associated with each project. We then determined the present value of the expected future cash flows using the discount rate of 9%. The projected cash flows from the IPR&D projects were based on key assumptions such as estimates of revenues and operating profits related to the projects considering their stages of development; the time and resources needed to complete the development and approval of the related product candidates; the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the U.S. Food and Drug Administration (FDA) and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets.

We are amortizing the intangible asset related to Ranexa over its estimated useful life using an amortization rate derived from our forecasted future product sales for Ranexa. We are amortizing the intangible asset related to Lexiscan over its estimated useful life on a straight-line basis. Given that current Lexiscan revenues consist of royalties received from a collaboration partner and we will have limited ongoing access and visibility into that partner’s future sales forecasts, we cannot make a reasonable estimate of the amortization rate utilizing a forecasted product sales approach. The weighted-average amortization period for these intangible assets is approximately 10 years.

Deferred Tax Assets and Deferred Tax Liabilities

The $413.8 million of deferred tax assets resulting from the acquisition was primarily related to federal and state net operating loss and tax credit carryforwards. The $443.0 million of deferred tax liabilities resulting from the acquisition was primarily related to the difference between the book basis and tax basis of the intangible assets related to the marketed products and IPR&D projects. We have concluded, based on the guidance set forth in the Income Taxes Topic of the FASB ASC, that it is more likely than not that we will not realize the benefit from deferred tax assets related to certain state net operating loss carryforwards. As a result, a valuation allowance of $15.1 million was recorded related to those deferred tax assets. For presentation purposes, the $443.0 million of deferred tax liabilities, all of which is of a noncurrent nature, has been netted against noncurrent deferred tax assets on our Condensed Consolidated Balance Sheet.

Convertible Senior Notes

As a result of the acquisition, we assumed convertible notes from CV Therapeutics consisting of 2.75% senior subordinated convertible notes due 2012, 3.25% senior subordinated convertible notes due 2013 and 2.0% senior subordinated convertible debentures due 2023. In accordance with the guidance in the Business Combinations Topic of the FASB ASC, all of these convertible notes were recognized at their fair values at the acquisition date. In May 2009, we offered to repurchase these convertible notes in consideration for their par value plus accrued interest, as required under the terms of the respective convertible note agreements following the occurrence of a change in control or fundamental change as defined in the agreements. As of September 30, 2009, substantially all of these convertible notes have been extinguished.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $316.8 million, which represents the goodwill amount resulting from the acquisition. Management believes that the goodwill mainly represents the synergies and economies of scale expected from combining the operations of Gilead and CV Therapeutics. None of the goodwill is expected to be deductible for income tax purposes. We recorded the goodwill as an intangible asset in our Condensed Consolidated Balance Sheet as of the acquisition date. In accordance with the guidance in the Intangibles—Goodwill and Other Topic of the FASB ASC, goodwill is tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

Acquisition-Related Transaction Costs and Restructuring Expenses

We recognized $8.4 million of acquisition-related transaction costs in selling, general and administrative (SG&A) expenses for the nine months ended September 30, 2009, which consisted primarily of investment banker fees, legal and accounting costs related to the acquisition. In addition, during the three months ended June 30, 2009, we approved a plan to realize certain synergies between us and CV Therapeutics, re-align our cardiovascular operations and eliminate certain redundancies. The restructuring plan includes the consolidation and re-alignment of the cardiovascular R&D organization, the exit from certain of our facilities and the termination of certain contractual obligations. As a result of this restructuring plan, we recorded $2.6 million and $5.8 million in SG&A expenses and R&D expenses, respectively, for the three months ended September 30, 2009, primarily related to employee severance and termination benefits costs. For the nine months ended September 30, 2009, we recorded $15.5 million and $17.0 million in SG&A expenses and R&D expenses, respectively, primarily related to employee severance and termination benefits costs. These costs were recorded in accordance with the guidance in the Exit or Disposal Cost Obligations Topic of the FASB ASC. We expect the total amount to be incurred in connection with the significant activities of our restructuring plan to be approximately $34 million for employee severance and termination benefits, $22 million for facilities-related costs and $6 million for employee relocation costs. These costs are expected to be incurred through 2010 with the majority of the expenses to be incurred by the end of 2009.

The following table summarizes the restructuring liabilities accrued for employee severance and termination benefits and changes in those amounts during the period (in thousands):

Balance at March 31, 2009	$—
Costs incurred during the period	21,575
Costs paid or settled during the period	(11,448)

Balance at June 30, 2009	10,127
Costs incurred during the period	8,400
Costs paid or settled during the period	(11,181)

Balance at September 30, 2009	$7,346

Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of Gilead and CV Therapeutics for the three and nine months ended September 30, 2009 and 2008 as if the acquisition of CV Therapeutics had been completed on January 1, 2009 and 2008, respectively, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of Gilead and CV Therapeutics. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenues	$1,801,389	$1,405,980	$5,022,720	$4,014,068
Net income attributable to Gilead	$673,033	$454,899	$1,734,860	$1,285,586

6. ACQUISITION OF REAL ESTATE

In January 2009, we completed the purchase of an office building and approximately 30 acres of land located in Foster City, California, for an aggregate purchase price of $140.1 million. Based on the estimated relative fair values, the purchase price was allocated primarily to land of $71.6 million, building of $64.3 million, land improvements of $2.7 million and office furniture and equipment of $1.1 million.

7. INVENTORIES

Inventories are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$402,161	$505,106
Work in process	256,583	140,333
Finished goods	359,083	282,429

Total inventories	$1,017,827	$927,868

As of September 30, 2009 and December 31, 2008, the joint ventures formed by Gilead and BMS, which are included in our Condensed Consolidated Financial Statements, held $660.8 million and $607.7 million in inventory, respectively, of efavirenz active pharmaceutical ingredient purchased from BMS at BMS’s estimated net selling price of efavirenz.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2008	$120,648
Goodwill resulting from the acquisition of CV Therapeutics	316,818

Balance at September 30, 2009	$437,466

The following table summarizes our finite-lived intangible assets (in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset—Ranexa	$688,400	$14,164	$—	$—
Intangible asset—Lexiscan	262,800	11,799	—	—
Other	22,095	9,296	8,942	6,582

Total	$973,295	$35,259	$8,942	$6,582

Amortization expense related to intangible assets was $15.2 million and $28.7 million for the three and nine months ended September 30, 2009, respectively, and was recorded primarily in cost of goods sold in our Condensed Consolidated Statements of Income. Amortization expense related to intangible assets was $0.7 million and $2.1 million for the three and nine months ended September 30, 2008, respectively, and was recorded primarily in SG&A expenses in our Condensed Consolidated Statements of Income.

As of September 30, 2009, the estimated future amortization expense associated with our intangible assets for the remaining three months of 2009 and each of the five succeeding fiscal years are as follows (in thousands):

Fiscal Year
2009 (remaining three months)	$14,718
2010	68,546
2011	77,626
2012	86,375
2013	92,883
2014	97,351

Total	$437,499

As of September 30, 2009 we had indefinite-lived intangible assets of $180.1 million related to purchased IPR&D from our acquisition of CV Therapeutics.

9. COLLABORATIVE ARRANGEMENTS

As a result of entering into strategic collaborations from time to time, we may hold investments in non-public companies. We review our interests in our investee companies for consolidation and/or appropriate disclosure based on the guidance in the Consolidation Topic of the FASB ASC. As of September 30, 2009, we determined that certain of our investee companies are variable interest entities; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.

Bristol-Myers Squibb Company

North America

In December 2004, we entered into a collaboration with BMS in the United States to develop and commercialize a single tablet regimen containing our Truvada and BMS’s Sustiva (efavirenz), which we sell as Atripla. The collaboration is structured as a joint venture and operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. The ownership interests of the joint venture and thus the sharing of product revenue and costs reflect the respective economic interests of BMS and us and are based on the proportions of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both BMS’s and our respective economic interests in the joint venture may vary annually.

We share marketing and sales efforts with BMS and both parties are obligated to provide equivalent sales force efforts for a minimum number of years. We are responsible for accounting, financial reporting, tax reporting and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. In July 2006, the joint venture received approval from the FDA to sell Atripla in the United States. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada and in October 2007, the joint venture received approval from Health Canada to sell Atripla in Canada. As of September 30, 2009 and December 31, 2008, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Consolidated Balance Sheets. As of September 30, 2009 and December 31, 2008, total assets held by the joint venture were $1.28 billion and $1.07 billion, respectively, and consisted primarily of cash and cash equivalents, accounts receivable (including intercompany receivables with Gilead) and inventories. As of September 30, 2009 and December 31, 2008, total liabilities held by the joint venture were $996.9 million and $548.0 million, respectively, and consisted primarily of accounts payable (including intercompany payables with Gilead) and other accrued expenses. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in the Condensed Consolidated Balance Sheets. Although we are the primary beneficiary of the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets.

Europe

In December 2007, Gilead Sciences Limited (GSL), one of our wholly-owned subsidiaries in Ireland, and BMS entered into a collaboration arrangement to commercialize and distribute Atripla in the European Union, Norway, Iceland, Switzerland and Liechtenstein (the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS’s estimated net selling price of efavirenz in the European Territory. We are responsible for product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we co-promote Atripla with BMS. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. In December 2007, the European Commission approved Atripla for sale in the European Union. As of September 30, 2009 and December 31, 2008, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in inventories on our Consolidated Balance Sheets.

The parties also formed a limited liability company to hold the marketing authorization for Atripla in Europe. We have primary responsibility for regulatory activities and we share marketing and sales efforts with BMS. In the major market countries, both parties have agreed to provide equivalent sales force efforts. Revenue and cost sharing is based on the relative ratio of the respective net selling prices of Truvada and efavirenz.

Tibotec Pharmaceuticals

In July 2009, GSL entered into a license and collaboration agreement with Tibotec Pharmaceuticals (Tibotec), a wholly-owned subsidiary of Johnson & Johnson, to develop and commercialize a new once-daily fixed-dose combination (the Combination Product) containing our Truvada and Tibotec’s investigational non-nucleoside reverse transcriptase inhibitor, TMC278 (25 mg rilpivirine hydrochloride), which is currently in Phase 3 clinical trials. Under the agreement, Tibotec granted us an exclusive license to the Combination Product for administration to adults in a once daily, oral dosage form, worldwide excluding low-income countries and Japan. Neither party is restricted from combining its drug products with any other drugs.

In accordance with the terms of the agreement, we will reimburse up to €71.5 million (approximately $100.0 million) of development costs incurred by Tibotec for TMC278 through December 2011, and we are required to use commercially reasonable efforts to develop and formulate the Combination Product, including the completion of bioequivalence studies. For the three months ended September 30, 2009, we recorded $52.4 million in reimbursable R&D expenses incurred by Tibotec in the development of TMC278. Tibotec is required to use commercially reasonable efforts to develop TMC278 and obtain its approval in the United States and Europe. We will manufacture the Combination Product and assume the lead role in registration, distribution and, subject to regulatory approval, commercialization of the Combination Product in the licensed countries. Tibotec will have the right to detail the Combination Product in the licensed countries, and, at its option, can request that it be the distributor of the Combination Product in a limited number of such countries. The price of the Combination Product is expected to be the sum of the price of Truvada and the price of TMC278 purchased separately. We expect to recognize product sales revenue from future sales of the Combination Product if and when it is approved. The cost of TMC278 to be purchased by us from Tibotec for the Combination Product will approximate the market price of TMC278, less a specified percentage of up to 30%.

Either party may terminate the agreement if the Combination Product is withdrawn from the market, if a party materially breaches the agreement or if certain clinical or regulatory conditions are not met. We may terminate the agreement in the United States and Canada on or after the expiration of the last to expire patent for tenofovir disoproxil fumarate in the United States, and may terminate the agreement in any other country on or after the expiration of the last to expire patent for tenofovir disoproxil fumarate in a country of the European Union. Tibotec may terminate the agreement in the United States and Canada on or after the expiration of the last to expire patent for TMC278 in the United States, and may terminate the agreement in any other country on or after the expiration of the last to expire patent for TMC278 in a country of the European Union.

10. CREDIT FACILITY

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 0.20 percent to 0.32 percent or the base rate, as defined in the credit agreement. In April 2009, in connection with the acquisition of CV Therapeutics, we borrowed $400.0 million under the credit agreement to partially fund the acquisition. As of September 30, 2009, we have repaid $200.0 million under this credit agreement and expect to repay the remaining $200.0 million in the fourth quarter of 2009 using cash flow generated from operations. The credit agreement will terminate and all amounts owing thereunder shall be due and payable on December 17, 2012. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. As of September 30, 2009, we had letters of credit outstanding under this credit facility of $3.8 million, and the amount available under the credit facility was approximately $1.05 billion. We are required to comply with certain covenants under this credit facility and as of September 30, 2009, we were in compliance with all such covenants.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 12, 2006, the United States District Court for the Northern District of California executed orders dismissing in its entirety and with prejudice the fourth consolidated amended complaint associated with a putative class action lawsuit against the Company and six current and former executives—our Chairman and Chief Executive Officer; President and Chief Operating Officer; former Executive Vice President of Operations; Executive Vice President of Research and Development and Chief Scientific Officer; Senior Vice President of Manufacturing; and Senior Vice President of Research—alleging that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the SEC, by making certain alleged false and misleading statements. The plaintiffs appealed the dismissal. On August 11, 2008, the United States Court of Appeals for the Ninth Circuit reversed the district court’s decision and remanded the case to the district court. On February 6, 2009, we filed a petition for a writ of certiorari with the Supreme Court of the United States, requesting that the court review the judgment of the court of appeals. In April 2009, the Supreme Court denied the petition. The case continues before the district court. On February 13, 2009, we filed a further motion to dismiss the fourth consolidated amended complaint on alternative grounds. On June 3, 2009, the district court granted in part and denied in part our motion to dismiss and gave plaintiffs leave to amend the complaint. On July 10, 2009, plaintiffs filed a fifth consolidated amended complaint. We filed a motion to dismiss the fifth consolidated amended complaint, which the district court heard on October 9, 2009. In an order dated October 13, 2009, the court granted in part and denied in part our motion to dismiss. With respect to the Section 10(b) claim, the court denied the motion as to Gilead and two of the six individual defendants; the court granted the motion as to four of the individual defendants. As to the Section 20(a) claim, the court denied the motion as to all of the individual defendants; therefore, all defendants remain in the case. The court has ordered the defendants to file an answer to the complaint and has scheduled a case management conference for January 22, 2010. It is not possible to predict the outcome of this case, and as such, no amounts have been accrued related to the outcome of this case.

On August 12, 2009, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting documents regarding the development, marketing and sales of Ranexa. We have been cooperating and will continue to cooperate with any related governmental inquiry. It is not possible to predict the outcome of this inquiry, and as such, no amounts have been accrued related to the outcome of this inquiry.

We are also a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our business, consolidated results of operations or financial position.

12. STOCK-BASED COMPENSATION EXPENSES

The following table summarizes the stock-based compensation expenses included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of goods sold	$2,461	$2,592	$8,486	$7,134
Research and development expenses	21,916	17,680	63,192	49,945
Selling, general and administrative expenses	24,230	21,322	72,255	57,526

Stock-based compensation expenses included in total costs and expenses	48,607	41,594	143,933	114,605
Income tax effect	(12,389)	(11,513)	(37,466)	(32,114)

Stock-based compensation expenses included in net income	$36,218	$30,081	$106,467	$82,491

13. STOCKHOLDERS’ EQUITY

Stock Option Plan

In May 2009, our stockholders approved an amendment to the Gilead Sciences, Inc. 2004 Equity Incentive Plan (2004 Plan) to increase the number of shares authorized for issuance under the 2004 Plan by 20,000,000 shares of our common stock. As of September 30, 2009, there were 56,290,640 shares authorized and available for future grant under the 2004 Plan.

In connection with the acquisition of CV Therapeutics, we assumed CV Therapeutics’ 1994 Equity Incentive Plan, as amended and restated, Non-Employee Directors’ Stock Option Plan, as amended and restated, 2000 Equity Incentive Plan, as amended and restated, 2000 Nonstatutory Incentive Plan, as amended and restated and 2004 Employee Commencement Incentive Plan, as amended and restated (collectively, the CV Therapeutics Plans). The majority of options that were issued and outstanding under the CV Therapeutics Plans as of April 15, 2009 were converted into options to purchase approximately 1.8 million shares of our common stock and remain subject to their original terms and conditions. There are no shares available for future grant under the CV Therapeutics Plans.

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

During the three and nine months ended September 30, 2009, in addition to the additional shares that we received under the terms of the accelerated share repurchase transaction completed in March 2009, we repurchased and retired 6,220,000 and 16,546,133 shares, respectively, of our common stock at an average purchase price of $46.32 and $45.70 per share, respectively, for an aggregate purchase price of $288.1 million and $756.2 million, respectively, through open market transactions. As of September 30, 2009, the remaining authorized amount of stock repurchases that may be made under our $3.00 billion Board-authorized stock repurchase program which expires in December 2010 was $241.9 million.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (APIC) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our open market stock repurchases during the nine months ended September 30, 2009, we reduced common stock and APIC by an aggregate of $47.3 million and charged $709.2 million to retained earnings.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$670,478	$493,693	$1,826,199	$1,412,741
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	2,520	(10,566)	9,735	(6,903)
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	7,343	(12,268)	16,601	(28,217)
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	(72,355)	40,035	(106,775)	56,673

Total other comprehensive income (loss)	(62,492)	17,201	(80,439)	21,553

Comprehensive income	607,986	510,894	1,745,760	1,434,294
Comprehensive loss attributable to noncontrolling interest	2,555	2,160	7,344	6,195

Comprehensive income attributable to Gilead	$610,541	$513,054	$1,753,104	$1,440,489

14. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment because our major products, Truvada, Atripla, Viread, Hepsera, Emtriva and AmBisome, which together accounted for substantially all of our total product sales for the three and nine months ended September 30, 2009 and 2008, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Antiviral products:
Truvada	$620,564	$549,101	$1,818,996	$1,544,635
Atripla	605,299	427,623	1,684,324	1,106,941
Viread	169,711	155,958	489,241	459,306
Hepsera	67,928	91,217	207,716	264,604
Emtriva	6,729	7,634	21,001	24,111

Total antiviral products	1,470,231	1,231,533	4,221,278	3,399,597
AmBisome	77,064	72,884	214,645	213,680
Letairis	48,073	31,656	131,781	76,679
Ranexa	49,005	—	85,070	—
Other	4,582	2,429	12,139	7,068

Total product sales	$1,648,955	$1,338,502	$4,664,913	$3,697,024

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$918,477	$750,288	$2,592,910	$2,101,134
Outside of the United States:
France	121,393	105,087	326,692	294,932
Spain	111,305	91,348	318,917	259,778
United Kingdom	99,663	81,028	283,893	217,180
Italy	79,235	64,946	239,434	209,171
Switzerland	127,763	18,151	237,354	167,071
Germany	70,092	71,429	207,249	175,013
Other European countries	137,004	98,139	416,469	214,397
Other countries	136,457	90,852	356,086	268,869

Total revenues outside of the United States	882,912	620,980	2,386,094	1,806,411

Total revenues	$1,801,389	$1,371,268	$4,979,004	$3,907,545

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cardinal Health, Inc.	19%	20%	19%	21%
McKesson Corp.	15%	16%	14%	15%
AmerisourceBergen Corp.	12%	11%	12%	11%

15. INCOME TAXES

Our income tax rate of 24.8% and 25.2% for the three and nine months ended September 30, 2009, respectively, differed from the U.S. federal statutory rate of 35% due primarily to tax credits, the resolution of certain tax positions with tax authorities and certain operating earnings from non-U.S subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

In May 2009, we reached agreement with the Internal Revenue Service (IRS) on several issues related to the examinations of our federal income tax returns for 2003 and 2004. We also amended our California income tax returns for 2003 through 2007 based on the resolution of certain tax positions with the IRS. As a result, we reduced our unrecognized tax benefits by $30.5 million in 2009.

As of September 30, 2009, we believe it is reasonably possible that our unrecognized tax benefits will decrease by approximately $50 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities around some of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.

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

We record liabilities related to uncertain tax positions in accordance with the guidance in the Income Tax Topic of the FASB ASC. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not believe any such uncertain tax positions currently pending will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

16. SUBSEQUENT EVENTS

We evaluated all subsequent events that occurred after the balance sheet date through the date of filing these Condensed Consolidated Financial Statements on Form 10-Q with the SEC on November 5, 2009. There were no subsequent events requiring recognition or disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “could,” “should,” “might,” “believe,” “seek,” “estimate,” “continue,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled “Risk Factors” under Part II, Item 1A below, in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2008 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2009 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are presented in U.S. dollars.

Management Overview

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Australia. We market Truvada® (emtricitabine/tenofovir disoproxil fumarate), Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B virus; AmBisome® (amphotericin B) liposome for injection for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Ranexa® (ranolazine) for the treatment of chronic angina; and Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection. F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. OSI Pharmaceuticals, Inc. markets Macugen® (pegaptanib sodium injection) in the United States and Europe for the treatment of neovascular age-related macular degeneration under a royalty-paying collaborative agreement with us. GlaxoSmithKline Inc. (GSK) markets Volibris™ (ambrisentan) outside of the United States for the treatment of PAH under a royalty-paying collaborative agreement with us. Menarini International Operations Luxembourg SA markets Ranexa outside of the United States under a royalty-paying collaborative agreement with us. Astellas Pharma US, Inc. markets Lexiscan® (regadenoson) injection in the United States for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging under a royalty-paying collaborative agreement with us.

Business Highlights

In July 2009, we entered into a collaboration and license agreement with Tibotec Pharmaceuticals (Tibotec), a wholly-owned subsidiary of Johnson & Johnson, to develop and commercialize a new once-daily fixed-dose combination containing our Truvada and Tibotec’s investigational non-nucleoside reverse transcriptase inhibitor, TMC278 (25 mg rilpivirine hydrochloride), which is currently in Phase 3 clinical trials. We will reimburse up to €71.5 million (approximately $100.0 million) of development costs incurred by Tibotec for TMC278 through December 2011. We expect to recognize product sales revenue from future sales of this new combination product if and when it is approved. The cost of TMC278 to be purchased by us from Tibotec for the combination product will approximate the market price of TMC278, less a specified percentage of up to 30%.

In the cardiovascular area, in September 2009, we announced the online publication in The Lancet of data from DAR-311 (DORADO), a Phase 3 clinical trial evaluating our once-daily oral endothelin receptor antagonist darusentan as an add-on treatment for resistant hypertension.

With regard to our respiratory efforts, in October 2009, we announced that the Anti-Infective Drugs Advisory Committee of the U.S. Food and Drug Administration (FDA) is scheduled to review aztreonam for inhalation solution for the treatment of infections due to Pseudomonas aeruginosa (P. aeruginosa) in patients with cystic fibrosis (CF) in December 2009. In September 2009, we announced that the European Commission had granted conditional marketing authorization for Cayston® 75 mg powder and solvent for nebuliser solution for the suppressive therapy of chronic pulmonary infections due to P. aeruginosa in patients with CF aged 18 years and older. Cayston will be made available in certain countries of the European Union, subject to the requirements of national authorities, beginning in early 2010. Also in September 2009, Cayston received conditional marketing approval in Canada.

Acquisition of CV Therapeutics, Inc. and Restructuring

In April 2009, we completed the acquisition of CV Therapeutics, Inc. (CV Therapeutics), a publicly held biopharmaceutical company based in Palo Alto, California, primarily focused on applying molecular cardiology to the discovery, development and commercialization of small molecule drugs for the treatment of cardiovascular diseases. CV Therapeutics had two marketed products as well as several product candidates in clinical development for the treatment of pulmonary and cardiovascular diseases. We believe the acquisition will provide us with an opportunity to further expand into the cardiovascular therapeutic area. We adopted the guidance in the Business Combinations Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) in recognizing the consideration transferred of $1.39 billion and recorded $951.2 million and $180.1 million in intangible assets relating to marketed products and in-process research and development (IPR&D) projects, respectively, which constituted a significant portion of the assets acquired from CV Therapeutics. The results of operations of CV Therapeutics beginning on April 15, 2009, the acquisition date, were included in our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2009.

During the three months ended June 30, 2009, we also approved a plan to realize certain synergies between us and CV Therapeutics, re-align our cardiovascular operations and eliminate certain redundancies. The restructuring plan included the consolidation and re-alignment of the cardiovascular research and development (R&D) organization, the exit from certain of our facilities and the termination of certain contractual obligations. As a result of this restructuring plan, we recorded an aggregate of $8.4 million and $32.5 million in expenses for the three and nine months ended September 30, 2009, primarily related to employee severance and termination benefits costs. We expect the total amount to be incurred in connection with the significant activities of our restructuring plan to be approximately $34 million for employee severance and termination benefits, $22 million for facilities-related costs and $6 million for employee relocation costs. These costs are expected to be incurred through 2010 with the majority of the expenses to be incurred by the end of 2009.

Financial Highlights

Our operating results for the three months ended September 30, 2009 were led by total product sales of $1.65 billion. Antiviral product sales (Truvada, Atripla, Viread, Hepsera and Emtriva) increased 19% to $1.47 billion in the three months ended September 30, 2009 from the three months ended September 30, 2008, and were the key drivers for total product sales growth of 23% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Atripla contributed $605.3 million, or 41%, to our third quarter 2009 antiviral product sales. The growth of Atripla product sales and its increased proportion relative to our overall product sales contributed to the decrease in our product gross margin to 75% for the three months ended September 30, 2009 from 78% in the same period of 2008, due primarily to the efavirenz component of Atripla sales which is recorded at zero gross margin. Truvada product sales for the three months ended September 30, 2009 comprised $620.6 million, or 42% of our third quarter 2009 antiviral product sales. Truvada product sales for the three months ended September 30, 2009 increased 13% from the three months ended September 30, 2008 due primarily to continued sales volume growth in the United States and Europe, partially offset by an unfavorable foreign currency exchange impact. Foreign currency fluctuations for the three months ended September 30, 2009 had an unfavorable impact of approximately $51.0 million on total revenues and $22.1 million on pre-tax income when compared to the three months ended September 30, 2008.

Royalty, contract and other revenues that we recognized from our collaborations with corporate partners were $152.4 million for the three months ended September 30, 2009, an increase of $119.7 million from the three months ended September 30, 2008. The increase was driven primarily by higher Tamiflu royalties from Roche of $113.5 million for the three months ended September 30, 2009 compared to Tamiflu royalties from Roche of $8.6 million in the same period in 2008 due to increased sales related primarily to pandemic planning initiatives worldwide.

Operating expenses which include R&D and selling, general and administrative (SG&A) expenses increased $120.0 million for the three months ended September 30, 2009, or 32%, compared to the three months ended September 30, 2008, reflecting the R&D expense reimbursement related to the Tibotec TMC278 collaboration, higher headcount required to support the continued growth of our business, severance and termination benefits costs incurred as a result of our restructuring activities, as well as other incremental operating expenses associated with the growth of our business and our acquisition of CV Therapeutics.

Cash, cash equivalents and marketable securities increased by $52.5 million during the nine months ended September 30, 2009, driven primarily by operating cash flows of $2.12 billion partially offset by cash used to acquire CV Therapeutics of $1.13 billion, net of cash, cash equivalents and marketable securities assumed from CV Therapeutics of $245.4 million, and $756.5 million used to repurchase approximately 16.5 million shares of our common stock through open market purchases. As of September 30, 2009, the remaining authorized amount of stock repurchases that may be made under our $3.00 billion Board-authorized stock repurchase program which expires in December 2010 was $241.9 million.

Critical Accounting Policies, Estimates and Judgments

Reference is made to “Critical Accounting Policies, Estimates and Judgments” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Intangible Assets

In conjunction with business combinations that we have completed, we have recorded intangible assets primarily related to marketed products, IPR&D projects and goodwill as part of our recognition and measurement of assets acquired and liabilities assumed in a business combination. Identifiable intangible assets such as those related to marketed products or IPR&D projects, are measured at their respective fair values as of the acquisition date. We have adopted the guidance under the Business Combinations Topic of the FASB ASC for measuring and recognizing intangible assets that were acquired after January 1, 2009. We believe the fair values assigned to our acquired intangible assets are based on reasonable estimates and assumptions given the available facts and circumstances as of the acquisition dates. Discounted cash flow models are used in valuing these intangible assets, and these models require the use of significant estimates and assumptions including but not limited to:

•	estimates of revenues and operating profits related to the products or product candidates;

•	the probability of success for unapproved product candidates considering their stages of development;

•	the time and resources needed to complete the development and approval of product candidates;

•

the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining FDA and other regulatory approvals; and

•	risks related to the viability of and potential alternative treatments in any future target markets.

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in a business combination. In accordance with the guidance in the Intangibles—Goodwill and Other Topic of the FASB ASC, goodwill and intangible assets determined to have indefinite useful lives are not amortized, but are required to be tested for impairment at least annually. We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the assets below their carrying amounts. As of September 30, 2009, we had $617.6 million of indefinite-lived intangible assets consisting of $437.5 million of goodwill resulting from various business combinations and $180.1 million of intangible assets related to the IPR&D projects that we acquired from CV Therapeutics.

In accordance with the guidance in the Intangibles—Goodwill and Other Topic of the FASB ASC, intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. With respect to intangible assets related to the marketed products that we acquired from CV Therapeutics, we are amortizing the intangible asset related to Ranexa over its estimated useful life using an amortization rate derived from our forecasted future product sales for Ranexa. Our product sales forecasts are prepared annually and determined using our best estimates of future activity upon considering such factors as historical and expected future patient usage or uptake of our products, the introduction of complimentary or combination therapies or products and future product launch plans. If a previously unanticipated and significant change occurs to our sales forecasts, we will prospectively update the rate used to amortize our intangible asset related to Ranexa which may increase future cost of goods sold, as that is where we record the amortization expense. We are amortizing the intangible asset related to Lexiscan over its estimated useful life on a straight-line basis. Given that current Lexiscan revenues consist of royalties received from a collaboration partner and we will have limited ongoing access and visibility into that partner’s future sales forecasts, we cannot make a reasonable estimate of the amortization rate utilizing a forecasted product sales approach. As of September 30, 2009, we had $938.0 million of net unamortized finite-lived intangible assets consisting primarily of intangible assets related to the marketed products that we acquired from CV Therapeutics.

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

Other than as set forth herein, there have been no other material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2009 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Adoption of New Accounting Guidance

On July 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162 (SFAS 168), on a prospective basis. This guidance establishes the FASB ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities and is effective for interim periods and fiscal years ending after September 15, 2009. As a result of adopting this guidance, the majority of references to historically issued accounting pronouncements are now superseded by references to the FASB ASC. Certain accounting pronouncements, such as SFAS 168, will remain authoritative until they are integrated into the FASB ASC.

On April 1, 2009, we adopted guidance in the Investments—Debt and Equity Securities Topic of the FASB ASC, which addresses the recognition and presentation of other-than-temporary impairments, provides some new disclosure requirements as well as extends certain annual disclosure requirements to interim periods. This guidance is effective for interim periods and fiscal years ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this guidance on a prospective basis for our available-for-sale securities.

On April 1, 2009, we adopted guidance in the Financial Instruments Topic of the FASB ASC, which extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements. This guidance is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this guidance on a prospective basis for our financial instruments, which consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable and long-term debt.

On January 1, 2009, we adopted guidance in the Business Combinations Topic of the FASB ASC, which establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. This guidance also provides clarification for recognizing and measuring goodwill acquired in a business combination; requires purchased IPR&D to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of this guidance on a prospective basis and applied it to our acquisition of CV Therapeutics.

On January 1, 2009, we adopted guidance in the Derivatives and Hedging Topic of the FASB ASC that required enhanced qualitative and quantitative disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows in the context of an entity’s risk exposures. This guidance is effective for interim periods and fiscal years beginning after November 15, 2008. We adopted the provisions of this guidance on a prospective basis for our derivative instruments.

On January 1, 2009, we adopted guidance in the Debt Topic of the FASB ASC which addresses instruments that require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. This guidance requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective application to all periods presented. We adopted this guidance on a retrospective basis for our convertible senior notes. Accordingly, we reflected additional interest expense of $13.4 million and $39.6 million, respectively, a related benefit from income taxes of $5.3 million and $15.6 million, respectively, and a decrease in net income per share attributable to Gilead common stockholders on a diluted basis of $0.01 and $0.03, respectively, for the three and nine months ended September 30, 2008 in our Condensed Consolidated Statements of Income, and recorded additional interest expense of $14.2 million and $41.9 million, respectively, a related benefit from income taxes of $5.5 million and $16.3 million, respectively, and a decrease in net income per share attributable to Gilead common stockholders on a diluted basis of $0.01 and $0.03, respectively, for the three and nine months ended September 30, 2009. In addition, the retrospective adoption of this guidance decreased deferred tax assets and debt issuance costs included in other assets by an aggregate of $81.7 million, decreased convertible senior notes, net included in long-term liabilities by $201.8 million and increased total stockholders’ equity by $120.1 million after a charge of $82.6 million to retained earnings in our Condensed Consolidated Balance Sheet as of December 31, 2008.

On January 1, 2009, we adopted guidance in the Consolidation Topic of the FASB ASC which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners. This guidance is effective for interim periods and fiscal years beginning after December 15, 2008 and requires retrospective application to all periods presented. We adopted the provisions of this guidance on a retrospective basis and reclassified the noncontrolling interest (formerly minority interest) from liabilities to stockholders’ equity on our Condensed Consolidated Balance Sheets. Our adoption of this guidance also resulted in the reclassification of the change in noncontrolling interest from net cash provided by operating activities to net cash used in financing activities on our Condensed Consolidated Statements of Cash Flows. We also presented the noncontrolling interest on our Condensed Consolidated Statements of Income as net loss attributable to noncontrolling interest, a component of consolidated net income, on a retrospective basis.

Results of Operations

Total Revenues

We had total revenues of $1.80 billion for the three months ended September 30, 2009 compared to $1.37 billion for the same period in 2008. We had total revenues of $4.98 billion for the nine months ended September 30, 2009 and $3.91 billion for the same period in 2008. Included in total revenues were product sales, royalty revenues and contract and other revenues.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Antiviral products:
Truvada	$620,564	$549,101	13%	$1,818,996	$1,544,635	18%
Atripla	605,299	427,623	42%	1,684,324	1,106,941	52%
Viread	169,711	155,958	9%	489,241	459,306	7%
Hepsera	67,928	91,217	(26)%	207,716	264,604	(21)%
Emtriva	6,729	7,634	(12)%	21,001	24,111	(13)%

Total antiviral products	1,470,231	1,231,533	19%	4,221,278	3,399,597	24%
AmBisome	77,064	72,884	6%	214,645	213,680	0%
Letairis	48,073	31,656	52%	131,781	76,679	72%
Ranexa	49,005	—	100%	85,070	—	100%
Other	4,582	2,429	89%	12,139	7,068	72%

Total product sales	$1,648,955	$1,338,502	23%	$4,664,913	$3,697,024	26%

Total product sales increased by 23% and 26% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to an overall increase in our antiviral product sales, including the strong growth in sales of Atripla and continued growth in sales of Truvada. A significant percentage of our product sales continued to be denominated in foreign currencies. We used foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. This reduced, but did not eliminate, fluctuations in sales due to changes in foreign currency exchange rates.

Antiviral Products

Antiviral product sales increased by 19% and 24% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, driven primarily by sales volume growth of Atripla and Truvada.

•	Truvada

Truvada sales increased by 13% and 18% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, driven primarily by sales volume growth in the United States and Europe, partially offset by an unfavorable foreign currency exchange impact. Truvada sales accounted for 42% and 43% of our total antiviral product sales for the three and nine months ended September 30, 2009, respectively.

•	Atripla

Atripla sales increased by 42% and 52% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, driven primarily by sales volume growth in the United States and Europe including the launch of Atripla in France in the second quarter of 2009. Atripla sales include the efavirenz portion at zero product gross margin. The efavirenz portion of our Atripla sales was approximately $221.6 million and $617.1 million for the three and nine months ended September 30, 2009, respectively, and approximately $155.9 million and $406.0 million for the three and nine months ended September 30, 2008, respectively. Atripla sales accounted for 41% and 40% of our total antiviral product sales for the three and nine months ended September 30, 2009, respectively.

•	Other Antiviral Products

Other antiviral product sales, which include product sales of Viread, Hepsera and Emtriva decreased by four percent for both the three and nine months ended September 30, 2009 compared to the same periods in 2008, driven primarily by sales volume decreases in Hepsera, partially offset by sales volume increases in Viread.

Letairis

Sales of Letairis increased by 52% and 72% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, driven primarily by sales volume growth in the United States.

Ranexa

Sales of Ranexa were $49.0 million for the three months ended September 30, 2009 and $85.1 million from April 15, 2009 (the date of our acquisition of CV Therapeutics) to September 30, 2009.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands, except percentages):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2009	2008		2009	2008
Royalty revenues	$142,133	$25,161	465%	$269,070	$185,221	45%

Royalty revenues for the three months ended September 30, 2009 were $142.1 million, an increase of 465% compared to the same period in 2008, driven primarily by the recognition of Tamiflu royalties from Roche of $113.5 million in the three months ended September 30, 2009, compared to Tamiflu royalties from Roche of $8.6 million recognized in the same period in 2008. The higher Tamiflu royalties were due to increased Roche sales related primarily to pandemic planning initiatives worldwide. Royalty revenues for the nine months ended September 30, 2009 were $269.1 million, an increase of 45% compared to the same period in 2008, driven primarily by the recognition of Tamiflu royalties from Roche of $198.6 million in the nine months ended September 30, 2009 compared to Tamiflu royalties from Roche of $139.5 million recognized in the same period in 2008. The higher Tamiflu royalties were due to increased Roche sales related primarily to pandemic planning initiatives worldwide. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which the product is sold.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our total product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2009	2008		2009	2008
Total product sales	$1,648,955	$1,338,502	23%	$4,664,913	$3,697,024	26%
Cost of goods sold	$409,700	$300,183	36%	$1,122,159	$805,715	39%
Product gross margin	75%	78%		76%	78%

Our product gross margin for the three and nine months ended September 30, 2009 was 75% and 76%, respectively, compared to 78% for both the three and nine months ended September 30, 2008. The lower product gross margins for the three and nine months ended September 30, 2009 compared to the same periods in 2008 were due primarily to the higher proportion of Atripla sales, which include the efavirenz portion at zero product gross margin as well as the amortization associated with the intangible assets related to the marketed products acquired in our acquisition of CV Therapeutics.

Restructuring

During the three months ended June 30, 2009, we approved a plan to realize certain synergies between us and CV Therapeutics, re-align our cardiovascular operations and eliminate certain redundancies. The restructuring plan includes the consolidation and re-alignment of the cardiovascular R&D organization, the exit from certain of our facilities and the termination of certain contractual obligations. As a result of this restructuring plan, we recorded $2.6 million and $5.8 million in SG&A expenses and R&D expenses, respectively, for the three months ended September 30, 2009, primarily related to employee severance and termination benefits costs. For the nine months ended September 30, 2009, we recorded $15.5 million and $17.0 million in SG&A expenses and R&D expenses, respectively, primarily related to employee severance and termination benefits costs. These costs were recorded in accordance with the guidance in the Exit or Disposal Cost Obligations Topic of the FASB ASC. We expect the total amount to be incurred in connection with the significant activities of our restructuring plan to be approximately $34 million for employee severance and termination benefits, $22 million for facilities-related costs and $6 million for employee relocation costs. These costs are expected to be incurred through 2010 with the majority of the expenses to be incurred by the end of 2009.

Research and Development Expenses

The following table summarizes the period over period changes in the major components of our R&D expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Research	$45,487	$44,344	3%	$137,749	$119,610	15%
Clinical development	188,168	116,377	62%	459,488	321,132	43%
Pharmaceutical development	36,201	27,341	32%	103,036	79,163	30%

Total research and development	$269,856	$188,062	43%	$700,273	$519,905	35%

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

R&D expenses for the three months ended September 30, 2009 increased by $81.8 million, or 43%, compared to the same period in 2008, due primarily to the R&D expense reimbursement related to our Tibotec TMC278 collaboration of $52.4 million and increased compensation and benefit expenses of $21.8 million, driven primarily by higher headcount related to the growth of our business and the acquisition of CV Therapeutics, including severance and termination benefits associated with our restructuring activities. R&D expenses for the three months ended September 30, 2008 included a $7.0 million milestone payment made to Japan Tobacco related to the dosing of patients with elvitegravir in Phase 3 studies.

R&D expenses for the nine months ended September 30, 2009 increased by $180.4 million, or 35%, compared to the same period in 2008, due primarily to the R&D expense reimbursement related to our Tibotec TMC278 collaboration of $52.4 million, increased compensation and benefit expenses of $69.6 million, driven primarily by higher headcount related to the growth of our business and the acquisition of CV Therapeutics, including severance and termination benefits associated with our restructuring activities, and increased clinical study expenses of $22.4 million.

Selling, General and Administrative Expenses

The following summarizes the period over period changes in our SG&A expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Selling, general and administrative	$227,427	$189,189	20%	$692,789	$603,679	15%

SG&A expenses for the three months ended September 30, 2009 increased by $38.2 million, or 20%, compared to the same period of 2008, due primarily to increased contract and professional services expenses of $16.3 million driven primarily by our increased sales and marketing activities and $5.8 million related to certain contract termination costs, and increased compensation and benefit expenses of $13.3 million driven primarily by higher headcount related to the growth of our business and the acquisition of CV Therapeutics.

SG&A expenses for the nine months ended September 30, 2009 increased by $89.1 million, or 15%, compared to the same period in 2008, due primarily to increased compensation and benefit expenses of $51.2 million, driven primarily by higher headcount related to the growth of our business and the acquisition of

CV Therapeutics, including severance and termination benefits associated with our restructuring activities, and increased contract and professional services expenses of $34.2 million driven primarily by our expanding sales and marketing activities and $5.8 million related to certain contract termination costs. During the nine months ended September 30, 2008, we incurred costs of $12.4 million associated with certain employee termination-related disputes in our international operations.

Interest and Other Income, Net

Interest and other income, net, was $14.0 million and $31.1 million for the three and nine months ended September 30, 2009, respectively, an increase of $10.4 million and a decrease of $9.3 million from the same periods in 2008, respectively. The increase for the three months ended September 30, 2009 compared to the same period in 2008 was due primarily to increased net foreign currency exchange translation gains of $9.6 million and decreased costs related to our hedging activities of $7.8 million, partially offset by lower interest income of $7.2 million due primarily to a reduction in the average yield of our investment portfolio as a result of lower interest rates. The decrease for the nine months ended September 30, 2009 compared to the same period in 2008 was due primarily to decreased interest income of $26.7 million due primarily to a reduction in the average yield of our investment portfolio as a result of lower interest rates, partially offset by an increase in net foreign currency exchange gains of $18.9 million.

Provision for Income Taxes

Our income tax rate was 24.8% and 25.2% for the three and nine months ended September 30, 2009, respectively, compared to 27.5% and 27.9% for the same periods in 2008, respectively. Our provision for income taxes for the three and nine months ended September 30, 2009 was $220.7 million and $616.3 million, respectively, compared to $187.4 million and $546.2 million, respectively, for the same periods in 2008. The tax rates for the three and nine months ended September 30, 2009 differed from the U.S. federal statutory rate of 35% due primarily to tax credits, the resolution of certain tax positions with tax authorities and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

Purchased In-process Research and Development

In connection with our acquisition of CV Therapeutics in April 2009, we recorded intangible assets of $180.1 million related to the IPR&D projects that we acquired from CV Therapeutics. Of the $180.1 million of intangible assets related to the IPR&D projects, $93.4 million related to CVT-3619, a product candidate in Phase 1 clinical studies for the treatment of hypertriglyceridemia. The remaining balance of the intangible assets related to IPR&D projects represented various other in-process projects with no single project comprising a significant portion of the total value. In accordance with the guidance in the Intangibles—Goodwill and Other Topic of the FASB ASC, intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

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

The purchased IPR&D expense for Myogen represented the estimated fair value of Myogen’s incomplete R&D programs that had not yet reached technological feasibility and had no alternative future uses as of the acquisition date and, therefore, was expensed upon acquisition. A summary of these programs at the acquisition date, updated for subsequent changes in status of development, is as follows:

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Ambrisentan	An orally active, non-sulfonamide, propanoic acid-class, endothelin receptor antagonist (ERA) for the treatment of PAH.	Phase 3 clinical trials were completed prior to the acquisition date. We filed a new drug application (NDA) with the FDA in December 2006 and, in June 2007, the FDA approved Letairis for the treatment of PAH in the United States. Additionally, in March 2007, the EMEA validated the marketing authorisation application (MAA) for ambrisentan for the treatment of PAH, filed by our collaboration partner, GSK. In April 2008, the European Commission granted GSK marketing authorization for ambrisentan for the treatment of PAH, which is marketed under the name Volibris by GSK.	$1,413.7

Darusentan	An orally active ETA-selective ERA for the treatment of resistant hypertension.	In Phase 3 clinical development as of the acquisition date and the date of this filing.	$644.5

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

Program	Description	Status of Development	Estimated Acquisition Date Fair Value (in millions)
Aztreonam for inhalation solution for the treatment of CF	Aztreonam formulation for inhalation to be used against Gram-negative bacteria that cause lung infections in patients with CF.	In Phase 3 clinical trials as of the acquisition date. We filed an NDA with the FDA in November 2007. In September 2008, we received a complete response letter from the FDA informing us that the FDA will not approve our NDA for aztreonam for inhalation solution for the treatment of CF in its current form and requesting we conduct an additional Phase 3 clinical study. In November 2008, we filed a request for a formal dispute resolution with the FDA. In February 2009, in response to our appeal, the FDA notified us that it was reiterating its position that we will need to conduct another clinical study of aztreonam for inhalation solution before we can resubmit our NDA. In October 2009, we announced that the Anti-Infective Drugs Advisory Committee of the FDA is scheduled to review aztreonam for inhalation solution in December 2009. In March 2008, we also submitted a MAA in the European Union and received notice of acceptance and priority review by Health Canada for approval in Canada. In September 2009, the European Commission granted conditional marketing authorization for Cayston for patients with CF aged 18 years and older. Also in September 2009, Cayston received conditional marketing approval in Canada.	$335.6

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital, and our cash flow activity (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Cash, cash equivalents and marketable securities	$3,292,130	$3,239,639
Working capital	$2,408,361	$3,057,416

	Nine Months Ended September 30,
	2009	2008
Cash provided by (used in):
Operating activities	$2,124,778	$1,565,097
Investing activities	$(1,818,216)	$(417,394)
Financing activities	$(727,359)	$(894,146)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $3.29 billion at September 30, 2009, an increase of $52.5 million or 2% from December 31, 2008. This increase was primarily attributable to:

•	net cash provided by operations of $2.12 billion;

•	proceeds from our credit facility of $400.0 million, partially offset by our repayments of $200.0 million; and

•	proceeds from issuances of common stock under our employee stock plans of $160.9 million.

This increase was partially offset by the following:

•	cash used to acquire CV Therapeutics of $1.13 billion, net of cash, cash equivalents and marketable securities assumed from CV Therapeutics of $245.4 million;

•	$756.5 million used to repurchase our common stock under our stock repurchase program; and

•	$305.4 million used to extinguish the convertible senior notes we assumed in our acquisition of CV Therapeutics.

Working Capital

Working capital was $2.41 billion at September 30, 2009, a decrease of $649.1 million or 21% from working capital as of December 31, 2008. This decrease was primarily attributable to:

•	a decrease of $434.8 million in cash, cash equivalents and short-term marketable securities;

•	an increase of $400.0 million in the current portion of other long-term obligations driven by proceeds from our credit facility, partially offset by $200.0 million of repayments;

•	an increase of $141.5 million in accounts payable due primarily to the purchases of efavirenz at its estimated market value from BMS; and

•

an increase of $150.0 million in other accrued liabilities due primarily to an increase in the liability associated with the fair value of our foreign currency exchange forward contracts as well as the R&D expense reimbursement related to our Tibotec TMC278 collaboration.

This decrease was partially offset by an increase of $315.8 million in accounts receivable, net, primarily driven by increased product sales.

Cash Provided by Operating Activities

Cash provided by operating activities of $2.12 billion for the nine months ended September 30, 2009 primarily related to net income of $1.83 billion, adjusted for non-cash items such as $148.8 million of depreciation and amortization expenses and $138.9 million of stock-based compensation expenses, partially offset by $59.3 million of excess tax benefits from stock option exercises which we reclassified to cash used in financing activities, and $53.4 million of net cash outflow related to changes in operating assets and liabilities.

Cash provided by operating activities of $1.57 billion for the nine months ended September 30, 2008 was comprised primarily of $1.41 billion in net income, adjusted for non-cash items such as $169.3 million of tax benefits from employee stock plans, $115.2 million of depreciation and amortization expenses and $114.6 million of stock-based compensation expenses. This was partially offset by $155.7 million of excess tax benefits from stock option exercises which we reclassified to cash used in financing activities and $130.3 million of cash outflow related to changes in operating assets and liabilities. Our operating cash flows for the nine months ended September 30, 2008 has been revised for our retrospective application of the guidance in the Consolidation Topic of the FASB ASC on January 1, 2009, which required the reclassification of the change in noncontrolling interest from cash provided by operating activities to cash used in financing activities.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2009 primarily related to our acquisition of CV Therapeutics, purchases, sales and maturities of marketable securities as well as capital expenditures. Cash used in investing activities for the nine months ended September 30, 2008 primarily related to purchases, sales and maturities of marketable securities as well as capital expenditures.

We used $1.82 billion of cash in investing activities in the nine months ended September 30, 2009, compared to $417.4 million during the nine months ended September 30, 2008. The increase was due primarily to cash used in our acquisition of CV Therapeutics of $1.25 billion, net of cash and cash equivalents acquired and increased capital expenditures in the nine months ended September 30, 2009 compared to the same period in 2008. Capital expenditures and other items of $203.1 million made in the nine months ended September 30, 2009 related primarily to the purchase of an office building and approximately 30 acres of land located in Foster City, California.

Cash Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2009 was $727.4 million, driven primarily by the $756.5 million used to repurchase our common stock under our stock repurchase program and the $305.4 million used to extinguish the convertible senior notes assumed from the acquisition of CV Therapeutics. The cash outflows were partially offset by proceeds of $400.0 million that we borrowed under our existing revolving credit agreement to partially fund the acquisition of CV Therapeutics, of which $200.0 million has been repaid, and proceeds of $160.9 million from issuances of common stock under our employee stock plans.

Cash used in financing activities for the nine months ended September 30, 2008 was $894.1 million, driven primarily by the $1.22 billion used to repurchase our common stock under our stock repurchase program. The cash outflows were partially offset by proceeds of $176.4 million that we received from issuances of common stock under our employee stock plans, as well as $155.7 million of excess tax benefits from stock option exercises.

As a result of our adoption of the guidance in the Consolidation Topic of the FASB ASC, we reclassified the change in noncontrolling interest from cash provided by operating activities to cash used in financing activities, as discussed above.

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 0.20 percent to 0.32 percent or the base rate, as defined in the credit agreement. In April 2009, in connection with the acquisition of CV Therapeutics, we borrowed $400.0 million under the credit agreement to partially fund the acquisition. As of September 30, 2009, we have repaid $200.0 million under this credit agreement and expect to repay the remaining $200.0 million in the fourth quarter of 2009 using cash flow generated from operations. The credit agreement will terminate and all amounts owing thereunder shall be due and payable on December 17, 2012. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. As of September 30, 2009, approximately $1.05 billion was available to be drawn down under this credit agreement.

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

As of September 30, 2009, the remaining authorized amount of stock repurchases that may be made under our $3.00 billion Board-authorized stock repurchase program which expires in December 2010 was $241.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2009 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

A portion of our marketable securities are held in auction rate securities. During the three months ended March 31, 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program, and are over-collateralized. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have interest rates ranging from 0.5% to 1.2%. As of September 30, 2009, our auction rate securities continued to earn interest.

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

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2009 was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2009.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, U.S. Patent Numbers 6,642,245 and 6,703,396, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva alleges that the same two emtricitabine patents are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In September 2009, the lawsuits were consolidated. We cannot predict the ultimate outcome of this litigation, and we may spend significant resources defending these patents. If we are unsuccessful in this litigation, some or all of our original claims in the patents may be narrowed or invalidated, and the patent protection for Truvada and Atripla in the United States would be shortened to expire in 2017 instead of 2021.

Information pertaining to certain of our other legal proceedings can be found in “Part I. Item 1. Condensed Consolidated Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Commitments and Contingencies” to the interim Condensed Consolidated Financial Statements, and is incorporated by reference herein.

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

We are currently dependent on sales of our products for the treatment of HIV, particularly Truvada and Atripla, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the three months ended September 30, 2009, Truvada and Atripla product sales together were $1.23 billion, or 68% of our total revenues. We may not be able to sustain the growth rate of sales of our HIV products, especially Truvada and Atripla, for any number of reasons including, but not limited to, the following:

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

A portion of our pre-tax income is derived from royalty revenue recognized from sales of Tamiflu by Roche. If sales of Tamiflu were to decrease, our pre-tax income will be disproportionately and adversely affected.

F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. We recognized $113.5 million in royalty revenue in the third quarter of 2009 related to royalties received from second quarter 2009 sales of Tamiflu by Roche. Although such royalty revenue represented less than 7% of our total revenues in the third quarter of 2009, it represented 13% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Sales of Tamiflu increased sharply in the first three quarters of 2009 primarily as a result of pandemic planning initiatives worldwide. If sales of Tamiflu were to decrease, our royalty revenues will decrease and our pre-tax income will decrease disproportionately. Any such decrease could be material and could adversely impact our operating results.

Our inability to accurately estimate demand for our products, as well as sales fluctuations as a result of inventory levels held by wholesalers, pharmacies and non-retail customers make it difficult for us to accurately forecast sales and may cause our earnings to fluctuate, which could adversely affect our financial results and our stock price.

During the nine months ended September 30, 2009, approximately 87% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the second quarter of 2009, the wholesalers increased their inventory levels for Atripla and Truvada, while inventory levels for Viread decreased. In the third quarter of 2009, the wholesalers drew down on their inventory such that inventory levels for Atripla and Truvada at the end of the third quarter were more consistent with the levels held during the first quarter of 2009. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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

If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. For example, the new drug application (NDA) submitted by us for aztreonam for inhalation solution for the treatment of cystic fibrosis (CF) in the United States was delayed when we received a complete response letter from the FDA informing us that the FDA will not approve the NDA in its current form and requesting we conduct an additional Phase 3 clinical study. In November 2008, we filed a request for dispute resolution with the FDA to determine whether further analyses of the existing data could lead to approval or whether we will need to conduct an additional study. In February 2009, in response to our appeal, the FDA notified us that it was reiterating its position that we will need to conduct another clinical study of aztreonam for inhalation solution before we can resubmit our NDA. We are conferring with the FDA to determine what further studies would be required to address their concerns and support approval of this product candidate. Existing data from any ongoing or additional clinical trial that we may commence to satisfy FDA concerns may not support the approval of aztreonam for inhalation solution in the United States, which may cause us considerable expense and may lead to further delays or cause us to abandon further development of the product. There are also risks that health authorities in other countries where marketing authorization applications are pending will undertake similar additional reviews which would compound the risks described above. In addition, safety issues may arise or the results from the clinical study may be otherwise inadequate to support full regulatory approval of aztreonam for inhalation solution in jurisdictions where conditional marketing approval was granted, such as the European Union and Canada. As a result, aztreonam for inhalation solution may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of such product candidate if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If this program and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted.

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

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from GlaxoSmithKline Inc. (GSK), which markets fixed dose combination products that compete with Truvada and Atripla. GSK and Pfizer Inc. (Pfizer) recently announced that they are combining their HIV drug businesses into a single, jointly-owned company that will focus solely on competing in the HIV market. For Hepsera and Viread for treatment of chronic hepatitis B, we compete primarily with products produced by GSK, Bristol-Myers Squibb Company (BMS) and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer. In addition, we are aware of generic versions of liposomal amphotericin B in India and at least two other lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with Actelion Pharmaceuticals US, Inc. (Actelion) and indirectly with PAH products from United Therapeutics Corporation and Pfizer. Ranexa competes predominantly with generic compounds from three distinct classes of drugs, beta-blockers, calcium channel blockers and long-acting nitrates for the treatment of chronic angina in the United States. Tamiflu competes with products sold by GSK and generic competitors. Aztreonam for inhalation solution for the treatment of CF, if approved for marketing, will compete with a product marketed by Novartis.

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

In September 2008, we received a complete response letter from the FDA informing us that the FDA will not approve our NDA for aztreonam for inhalation solution for treatment of CF in its current form and requesting we conduct an additional Phase 3 clinical study. In November 2008, we filed a request for dispute resolution with the FDA to determine whether further analyses of the existing data could lead to approval or whether we will need to conduct an additional study. In February 2009, in response to our appeal, the FDA notified us that it was reiterating its position that we will need to conduct another clinical study of aztreonam for inhalation solution before we can resubmit our NDA. We are conferring with the FDA to determine what further studies would be required to address their concerns and support approval of this product candidate. Existing data from any ongoing or from any additional clinical trial that we may commence to satisfy FDA concerns may not support the approval of aztreonam for inhalation solution in the United States, which may cause us considerable expense and may lead to further delays or cause us to abandon further development of the product. There are also risks that health authorities in other countries where marketing authorization applications are pending will undertake similar additional reviews which would compound the risks described above. In addition, safety issues may arise or the results from the clinical study may be otherwise inadequate to support full regulatory approval of aztreonam for inhalation solution in jurisdictions where conditional marketing approval was granted, such as the European Union and Canada.

Further, our marketed products and how we manufacture and sell these products are subject to extensive regulation and review. Discovery of previously unknown problems with our marketed products or problems with our manufacturing or promotional activities may result in restrictions on our products, including withdrawal of the products from the market. If we fail to comply with applicable regulatory requirements, we could be subject to penalties including fines, suspensions of regulatory approvals, product recalls, seizure of products and criminal prosecution.

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

Failure to comply with these or other requirements, if imposed on a sponsor by the FDA, could result in significant civil monetary penalties and our operating results may be adversely affected.

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

Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. There have been significant changes to the federal Medicare system in recent years in the United States that could impact the pricing of our products. Under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are able to elect coverage for prescription drugs under Medicare Part D. The prescription drug program began on January 1, 2006 and although we have benefited from patients transitioning from Medicaid to Medicare Part D since 2006, the longer term impact of Medicare Part D on our business is not yet clear to us, and the impact will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category. Third party payers providing Medicare Part D coverage have attempted to negotiate price concessions from pharmaceutical manufacturers. In addition, discussions are taking place at the federal level to pass legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers or set minimum requirements for Medicare pricing. The increasing pressure to lower prescription drug prices may limit drug access for Medicare Part D enrollees. Further, Medicare patients have to pay co-insurance, which may influence which products are recommended by physicians and selected by patients. In addition to federal Medicare proposals, state Medicaid drug payment changes could also lower payment for our products. To the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, the adverse effects may be magnified by private insurers adopting lower payment schedules.

Both President Obama’s Administration and Congress have made healthcare reform a top priority and have proposed reforms to extend coverage to millions of uninsured Americans and to reduce the rate of growth in the costs of government-sponsored healthcare programs. Impending reform legislation in Congress may include reducing the coverage and reimbursement of our products and additional healthcare reform costs being borne by pharmaceutical and biotechnology companies, including us, which could have an adverse impact on our business.

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

Successful commercialization of our products depends, in part, on the availability of governmental and third party payer reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, a significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In addition, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product revenues and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement policies and pricing in general.

In Europe, the success of our commercialized products, and any other product candidates we may develop, will depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the European Union have increased the amount of discounts required on our products, and we expect this to continue as countries attempt to manage health care expenditures, especially in light of the global economic downturn. As new drugs come to market, we may face significant price decreases for our products across most of the European countries. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

Although we were successful in responding to the PTO office actions in the instance above, similar organizations may still challenge our patents in foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir disoproxil fumarate in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir disoproxil fumarate we have filed in Brazil. We then filed an appeal within the patent authority responding to the questions raised in the rejection. In July 2009, the Brazilian patent authority again rejected the application. This was the highest level of appeal available to us within the Brazilian patent authority. We intend to file a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority in the fourth quarter of 2009. We cannot predict the outcome of this proceeding on our tenofovir disoproxil fumarate patent application. If we are unable to successfully appeal the decision by the patent authority in the courts, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil. As another example, the Patent Office of India initially allowed our claims covering tenofovir disoproxil and tenofovir disoproxil fumarate. However, under Indian civil procedure, prior to the official grant of the allowed applications, several parties filed legal actions to protest the decision to grant the patents. In August 2009, the Indian Patent Office announced that it had decided these actions against us and would not therefore allow the patents to be granted. We intend to file an appeal within the Indian Patent Office. We cannot predict the outcome of these proceedings. If we are unable to successfully appeal these decisions, any further appeals will have to be pursued in the Indian court system, and may ultimately prove unsuccessful. In the meantime, any competitor is able to sell generic tenofovir disoproxil fumarate in India. In addition, if we are unable to successfully appeal any further negative decisions by the Indian Patent Office in the Indian courts, these competitors would be able to continue to sell generic tenofovir disoproxil fumarate, which could reduce the amount of royalties we receive from our Indian generic licenses.

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

As part of the approval process of some of our products, the FDA granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. It is, therefore, possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully. For example, in November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva alleges that the same two emtricitabine patents are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. We cannot predict the ultimate outcome of either of these actions and we may spend significant resources defending these patents. If we are unsuccessful in one or both of these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada and Atripla in the United States would be shortened to expire in 2017 instead of 2021.

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

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in an increase in days sales outstanding due to the average length of time that we have accounts receivable outstanding. Our accounts receivable in these countries totaled approximately $723.8 million as of September 30, 2009, of which $247.4 million was more than 120 days past due. Historically, receivables balances with certain government owned hospitals accumulated over a period of time and were then subsequently settled as large lump sum payments. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.

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

In addition, purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high may adversely impact our revenues and gross margin and may cause our sales to fluctuate from quarter to quarter. For example, in the European Union, we are required to permit products purchased in one country to be sold in another country. Purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high affect the inventory level held by our wholesalers and can cause the relative sales levels in the various countries to fluctuate from quarter to quarter and not reflect the actual consumer demand in any given quarter. These quarterly fluctuations may impact our earnings, which could adversely affect our stock price and harm our business.

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

In November 2008, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva alleges that the same two emtricitabine patents are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. We cannot predict the ultimate outcome of either of these actions, and we may spend significant resources defending these patents. If we are unsuccessful in one or both of these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated, and the patent protection for Truvada and Atripla in the United States would be shortened to expire in 2017 instead of 2021, and our business will be harmed.

In addition, we, along with certain of our officers and a former officer, were named as defendants in a class action lawsuit alleging violations of federal securities laws. Further, in August 2009, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting documents regarding the development, marketing and sales of Ranexa.

The outcome of the lawsuits above, any other lawsuits that may be brought against us, the investigation or any other such investigations brought against us, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.

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

U.S. generally accepted accounting principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

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

The table below summarizes our stock repurchase activity for the three months ended September 30, 2009 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2009	2,054		$46.96	2,040		$434,245
August 1 – August 31, 2009	2,082		$45.84	2,080		$338,889
September 1 – September 30, 2009	2,100		$46.19	2,100		$241,897

Total	6,236	(1)	$46.33	6,220	(1)

(1)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

(1)	2.2	Stockholder Agreement by and between Registrant and Louis G. Lange, dated as of March 12, 2009

(2)	3.1	Restated Certificate of Incorporation of the Registrant, as amended through May 8, 2008

(3)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant

(5)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(9)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(10)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

Exhibit Footnote	Exhibit Number	Description of Document
(11)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(11)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(12)	10.7	Master Confirmation by and between Registrant and Citibank N.A., together with the Supplemental Confirmation, dated as of October 21, 2008

*(13)	10.8	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.9	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.10	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(15)	10.11	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(16)	10.12	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(17)	10.13	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.14	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(19)	10.15	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(17)	10.16	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.17	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.18	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(19)	10.19	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(19)	10.20	Form of restricted stock agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(19)	10.21	Form of restricted stock agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(20)	10.22	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(21)	10.23	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

*(19)	10.24	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

Exhibit Footnote	Exhibit Number	Description of Document
*(22)	10.25	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(19)	10.26	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(23)	10.27	Gilead Sciences, Inc. Employee Stock Purchase Plan, as amended through May 9, 2007

*(24)	10.28	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(24)	10.29	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(24)	10.30	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(25)	10.31	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(25)	10.32	Gilead Sciences, Inc. Severance Plan, as amended on December 15, 2008

*(17)	10.33	Gilead Sciences, Inc. Corporate Bonus Plan

*(17)	10.34	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(26)	10.35	2009 Base Salaries for the Named Executive Officers

*(27)	10.36	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.37	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(14)	10.38	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(20)	10.39	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(28)	10.40	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(18)	10.41	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(29)	10.42	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(30)	10.43	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

Exhibit Footnote	Exhibit Number	Description of Document
(28)	10.44	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(28)	10.45	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(31)	10.46	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(32)	10.47	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(33)	10.48	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(33)	10.49	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(34)	10.50	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(35)	10.51	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(35)	10.52	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(36)	10.53	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(36)	10.54	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(36)	10.55	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30, 1999

+(37)	10.56	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC, dated June 20, 2006

+	10.57	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(39)	10.58	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(33)	10.59	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(39)	10.60	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

Exhibit Footnote	Exhibit Number	Description of Document
+(25)	10.61	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(21)	10.62	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Registrant and Ampac Fine Chemicals LLC, dated March 6, 2008

+(31)	10.63	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(11)	10.64	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

(25)	10.65	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(26)	Information is included in Registrant’s Current Report on Form 8-K filed on January 27, 2009, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(32)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(35)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(36)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(37)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(39)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: November 5, 2009	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

(1)	2.2	Stockholder Agreement by and between Registrant and Louis G. Lange, dated as of March 12, 2009

(2)	3.1	Restated Certificate of Incorporation of the Registrant, as amended through May 8, 2008

(3)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant

(5)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(9)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(10)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

Exhibit Footnote	Exhibit Number	Description of Document
(11)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(11)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(12)	10.7	Master Confirmation by and between Registrant and Citibank N.A., together with the Supplemental Confirmation, dated as of October 21, 2008

*(13)	10.8	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.9	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.10	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(15)	10.11	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(16)	10.12	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(17)	10.13	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.14	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(19)	10.15	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(17)	10.16	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.17	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.18	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(19)	10.19	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(19)	10.20	Form of restricted stock agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(19)	10.21	Form of restricted stock agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(20)	10.22	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(21)	10.23	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

*(19)	10.24	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

Exhibit Footnote	Exhibit Number	Description of Document
*(22)	10.25	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(19)	10.26	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(23)	10.27	Gilead Sciences, Inc. Employee Stock Purchase Plan, as amended through May 9, 2007

*(24)	10.28	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(24)	10.29	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(24)	10.30	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(25)	10.31	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(25)	10.32	Gilead Sciences, Inc. Severance Plan, as amended on December 15, 2008

*(17)	10.33	Gilead Sciences, Inc. Corporate Bonus Plan

*(17)	10.34	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(26)	10.35	2009 Base Salaries for the Named Executive Officers

*(27)	10.36	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.37	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(14)	10.38	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(20)	10.39	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(28)	10.40	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(18)	10.41	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(29)	10.42	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(30)	10.43	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

Exhibit Footnote	Exhibit Number	Description of Document
(28)	10.44	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(28)	10.45	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(31)	10.46	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(32)	10.47	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(33)	10.48	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(33)	10.49	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(34)	10.50	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(35)	10.51	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(35)	10.52	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Laboratories, dated June 30, 2003

+(36)	10.53	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(36)	10.54	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(36)	10.55	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(37)	10.56	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC, dated June 20, 2006

+	10.57	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(38)	10.58	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(33)	10.59	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

Exhibit Footnote	Exhibit Number	Description of Document
+(39)	10.60	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(25)	10.61	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(21)	10.62	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Registrant and Ampac Fine Chemicals LLC, dated March 6, 2008

+(31)	10.63	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(11)	10.64	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

(25)	10.65	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(26)	Information is included in Registrant’s Current Report on Form 8-K filed on January 27, 2009, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(32)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(35)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(36)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(37)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(39)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.