Form 10-Q
period 2010-03-31
GILEAD SCIENCES INC
filed 2010-05-10
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2010: 889,915,070

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD® , GILEAD SCIENCES®, TRUVADA®, VIREAD®, HEPSERA®, AMBISOME®, EMTRIVA®, VISTIDE®, LETAIRIS®, VOLIBRIS™, RANEXA® and CAYSTON®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$936,880	$1,272,958
Short-term marketable securities	715,308	384,017
Accounts receivable, net	1,491,332	1,389,534
Inventories	1,223,945	1,051,771
Deferred tax assets	283,585	295,080
Prepaid taxes	253,403	274,196
Prepaid expenses	79,895	78,111
Other current assets	139,880	66,891

Total current assets	5,124,228	4,812,558
Property, plant and equipment, net	695,601	699,970
Noncurrent portion of prepaid royalties	219,192	226,250
Noncurrent deferred tax assets	81,933	101,498
Long-term marketable securities	2,967,727	2,247,871
Intangible assets	1,509,794	1,524,777
Other noncurrent assets	97,523	85,635

Total assets	$10,695,998	$9,698,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$949,084	$810,544
Accrued government rebates	270,468	248,660
Accrued compensation and employee benefits	111,379	132,481
Income taxes payable	38,490	167,623
Other accrued liabilities	388,902	384,015
Deferred revenues	122,240	122,721
Current portion of other long-term obligations	7,088	5,587

Total current liabilities	1,887,651	1,871,631
Long-term deferred revenues	41,489	43,026
Convertible senior notes, net	1,170,099	1,155,443
Long-term income taxes payable	66,797	87,383
Other long-term obligations	27,290	35,918
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 901,839 and 899,753 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	902	900
Additional paid-in capital	4,568,942	4,376,651
Accumulated other comprehensive income (loss)	83,473	(5,758)
Retained earnings	2,688,679	1,995,272

Total Gilead stockholders’ equity	7,341,996	6,367,065
Noncontrolling interest	160,676	138,093

Total stockholders’ equity	7,502,672	6,505,158

Total liabilities and stockholders’ equity	$10,695,998	$9,698,559

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product sales	$1,788,063	$1,447,580
Royalty revenues	293,681	53,042
Contract and other revenues	4,109	29,838

Total revenues	2,085,853	1,530,460

Costs and expenses:
Cost of goods sold	440,430	329,414
Research and development	218,664	188,779
Selling, general and administrative	265,618	203,951

Total costs and expenses	924,712	722,144

Income from operations	1,161,141	808,316
Interest and other income, net	15,645	4,158
Interest expense	(16,955)	(16,671)

Income before provision for income taxes	1,159,831	795,803
Provision for income taxes	307,737	209,227

Net income	852,094	586,576
Net loss attributable to noncontrolling interest	2,807	2,536

Net income attributable to Gilead	$854,901	$589,112

Net income per share attributable to Gilead common stockholders—basic	$0.95	$0.65

Shares used in per share calculation—basic	901,606	909,780

Net income per share attributable to Gilead common stockholders—diluted	$0.92	$0.63

Shares used in per share calculation—diluted	928,368	942,479

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$852,094	$586,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,478	13,720
Amortization expense	42,628	25,428
Stock-based compensation expenses	46,841	41,045
Excess tax benefits from stock-based compensation	(49,819)	(20,693)
Tax benefits from employee stock plans	51,665	23,604
Deferred income taxes	31,060	11,305
Other non-cash transactions	2,460	39,366
Changes in operating assets and liabilities:
Accounts receivable, net	(163,914)	(89,073)
Inventories	(174,985)	(11,895)
Prepaid expenses and other assets	6,305	(102)
Accounts payable	141,727	(20,999)
Income taxes payable	(149,719)	50,605
Accrued liabilities	18,766	10,002
Deferred revenues	(2,018)	(17,559)

Net cash provided by operating activities	670,569	641,330

Investing Activities:
Purchases of marketable securities	(1,502,775)	(879,439)
Proceeds from sales of marketable securities	273,912	587,427
Proceeds from maturities of marketable securities	171,751	127,694
Capital expenditures	(11,666)	(164,071)

Net cash used in investing activities	(1,068,778)	(328,389)

Financing Activities:
Proceeds from issuances of common stock	103,362	40,947
Repurchases of common stock	(162,520)	(230,065)
Repayments of other long-term obligations	(19)	(36)
Excess tax benefits from stock-based compensation	49,819	20,693
Distributions from noncontrolling interest	25,390	22,720

Net cash provided by (used in) financing activities	16,032	(145,741)

Effect of exchange rate changes on cash	46,099	37,144

Net change in cash and cash equivalents	(336,078)	204,344
Cash and cash equivalents at beginning of period	1,272,958	1,459,302

Cash and cash equivalents at end of period	$936,880	$1,663,646

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

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

Consolidation of Variable Interest Entities

On January 1, 2010, we adopted amended guidance for the consolidation of variable interest entities. The amended guidance eliminates a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis. Additionally, the amended guidance requires an ongoing reassessment of whether the entity is a primary beneficiary. We adopted the provisions of this guidance on a prospective basis for our joint ventures with BMS, which we consolidate because we are the primary beneficiary. The adoption of this guidance did not have any impact on our Condensed Consolidated Financial Statements.

Net Income Per Share Attributable to Gilead Common Stockholders

Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents (consisting primarily of performance shares) and the assumed exercise of warrants relating to the convertible senior notes due in 2011 (2011 Notes) and convertible senior notes due in 2013 (2013 Notes) (collectively, the Notes) are determined under the treasury stock method.

Because the principal amount of the Notes will be settled in cash, only the conversion spread relating to the Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion prices of $38.75 and $38.10 for the 2011 Notes and 2013 Notes, respectively. The average market prices of our common stock during the three months ended March 31, 2010 and 2009 exceeded both of the conversion prices of the Notes and the dilutive effect is included in the table below.

Warrants relating to the 2011 Notes and 2013 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80 and $53.90, respectively. The average market prices of our common stock during the three months ended March 31, 2010 and 2009 did not exceed the warrants’ exercise prices relating to the 2011 or the 2013 Notes.

Stock options to purchase approximately 18.0 million and 15.4 million weighted-average shares of our common stock were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income attributable to Gilead	$854,901	$589,112

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	901,606	909,780
Effect of dilutive securities:
Stock options and equivalents	20,766	26,074
Conversion spread related to the 2011 Notes	2,855	3,169
Conversion spread related to the 2013 Notes	3,141	3,456

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	928,368	942,479

Concentrations of Risk

We are subject to credit risk from our portfolio of cash equivalents and marketable securities. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. We are not exposed to any significant concentrations of credit risk from these financial instruments. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements; and a competitive after-tax rate of return.

We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. In certain countries where payments are typically slow, primarily Greece, Italy, Portugal and Spain, our aggregate accounts receivable balance is significant. In most cases, slow payment practices in these countries reflect the pace at which governmental entities reimburse our customers. This, in turn, may increase the financial risk related to certain of our customers. Sales to customers in these countries in Europe that tend to pay relatively slowly have increased, and may continue to further increase. At March 31, 2010, our aggregate accounts receivable in Greece, Italy, Portugal and Spain totaled $806.7 million, of which $310.3 million was more than 120 days past due based on contractual payment terms. To date, we have not experienced significant losses with respect to the collection of our accounts receivable and believe that our past due accounts receivable, net of allowances, as reflected in our Condensed Consolidated Balance Sheets, are collectible.

Recent Accounting Pronouncements

In October 2009, the FASB issued new standards for revenue recognition for agreements with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of 2011, however early adoption is permitted. We have not yet evaluated whether these new standards will have a material impact on our Condensed Consolidated Financial Statements.

2. FAIR VALUE MEASUREMENTS

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. The carrying value and fair value of the Notes were $1.17 billion and $1.61 billion, respectively, as of March 31, 2010. The carrying value and fair value of the Notes were $1.16 billion and $1.58 billion, respectively, as of December 31, 2009. The fair value of the Notes was based on their quoted market values. The remaining financial instruments are reported on our Condensed Consolidated Balance Sheets at amounts that approximate current fair values.

We determine the fair value of financial and non-financial assets and liabilities using the following fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

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

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$760,645	$—	$—	$760,645	$289,790	$—	$—	$289,790
U.S. government sponsored entity debt securities	—	1,166,071	—	1,166,071	—	877,638	—	877,638
Municipal debt securities	—	336,734	—	336,734	—	433,474	—	433,474
Corporate debt securities	—	1,082,236	—	1,082,236	—	783,282	—	783,282
Residential mortgage-backed securities	—	110,771	—	110,771	—	112,972	—	112,972
Student loan-backed securities	—	—	104,727	104,727	—	—	104,823	104,823
Other debt securities	—	156,032	860	156,892	—	74,297	839	75,136

Total debt securities	760,645	2,851,844	105,587	3,718,076	289,790	2,281,663	105,662	2,677,115
Equity securities	3,091	—	—	3,091	3,470	—	—	3,470
Derivatives	—	104,114	—	104,114	—	26,198	—	26,198

	$763,736	$2,955,958	$105,587	$3,825,281	$293,260	$2,307,861	$105,662	$2,706,783

Liabilities:
Derivatives	$—	$21,082	$—	$21,082	$—	$47,688	$—	$47,688

Marketable securities, measured at fair value using Level 2 inputs, are primarily comprised of U.S. government sponsored entity and corporate debt securities. The company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

The following table is a reconciliation of marketable securities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$105,662	$102,633
Total realized and unrealized gains (losses) included in:
Interest and other income, net	—	(29)
Other comprehensive income, net	860	2,495
Sales of marketable securities	(935)	(2,506)
Transfers into Level 3	—	—

Balance, end of period	$105,587	$102,593

Total losses included in interest and other income, net attributable to the change in unrealized losses relating to assets still held at the reporting date	$—	$(29)

Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer. Marketable securities, measured at fair value using Level 3 inputs, are substantially comprised of auction rate securities within our available-for-sale investment portfolio. The underlying assets of our auction rate securities are comprised of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of four to eight years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed securities as well as other fixed income securities adjusted for an illiquidity discount resulting in an annual discount rate of 2.16%. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have annual interest rates ranging from 0.35% to 0.95%. As of March 31, 2010, our auction rate securities continued to earn interest.

Our auction rate securities were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009. Although there continued to be failed auctions as well as lack of market activity and liquidity in the three months ended March 31, 2010, we believe we had no other-than-temporary impairments on these securities as of March 31, 2010 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

3. AVAILABLE-FOR-SALE SECURITIES

The following table is a summary of available-for-sale debt and equity securities recorded in cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Debt securities:
U.S. treasury securities	$759,382	$1,733	$(470)	$760,645
U.S. government sponsored entity debt securities	1,159,457	7,438	(824)	1,166,071
Municipal debt securities	334,141	2,775	(182)	336,734
Corporate debt securities	1,070,824	12,028	(616)	1,082,236
Residential mortgage-backed securities	109,434	1,563	(226)	110,771
Student loan-backed securities	114,550	—	(9,823)	104,727
Other debt securities	155,474	1,549	(131)	156,892

Total debt securities	3,703,262	27,086	(12,272)	3,718,076
Equity securities	1,451	1,640	—	3,091

Total	$3,704,713	$28,726	$(12,272)	$3,721,167

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2009
Debt securities:
U.S. treasury securities	$289,055	$844	$(109)	$289,790
U.S. government sponsored entity debt securities	870,134	7,940	(436)	877,638
Municipal debt securities	429,583	3,986	(95)	433,474
Corporate debt securities	773,573	10,739	(1,030)	783,282
Residential mortgage-backed securities	111,326	1,741	(95)	112,972
Student loan-backed securities	115,400	—	(10,577)	104,823
Other debt securities	74,057	1,181	(102)	75,136

Total debt securities	2,663,128	26,431	(12,444)	2,677,115
Equity securities	1,451	2,019	—	3,470

Total	$2,664,579	$28,450	$(12,444)	$2,680,585

As of March 31, 2010 and December 31, 2009, other debt securities consisted primarily of foreign government and agency securities as well as other asset-backed securities.

The following table summarizes the classification of the available-for-sale debt and equity securities on our Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$38,132	$48,697
Short-term marketable securities	715,308	384,017
Long-term marketable securities	2,967,727	2,247,871

Total	$3,721,167	$2,680,585

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$748,949	$753,439	$429,980	$432,714
Greater than one year but less than five years	2,642,201	2,660,377	1,878,589	1,898,183
Greater than five years but less than ten years	40,535	41,177	56,895	57,585
Greater than ten years	271,577	263,083	297,664	288,633

Total	$3,703,262	$3,718,076	$2,663,128	$2,677,115

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended March 31,
	2010	2009
Gross realized gains on sales	$1,834	$4,938
Gross realized losses on sales	$(274)	$(351)

The cost of securities sold was determined based on the specific identification method.

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Debt securities:
U.S. treasury securities	$(470)	$305,086	$—	$—	$(470)	$305,086
U.S. government sponsored entity debt securities	(824)	336,469	—	—	(824)	336,469
Municipal debt securities	(182)	72,086	—	—	(182)	72,086
Corporate debt securities	(616)	300,938	—	—	(616)	300,938
Residential mortgage-backed securities	(226)	36,428	—	—	(226)	36,428
Student loan-backed securities	—	—	(9,823)	104,727	(9,823)	104,727
Other debt securities	(131)	56,720	—	—	(131)	56,720

Total	$(2,449)	$1,107,727	$(9,823)	$104,727	$(12,272)	$1,212,454

December 31, 2009
Debt securities:
U.S. treasury securities	$(109)	$97,871	$—	$—	$(109)	$97,871
U.S. government sponsored entity debt securities	(436)	140,233	—	—	(436)	140,233
Municipal debt securities	(95)	65,377	—	—	(95)	65,377
Corporate debt securities	(1,030)	218,739	—	—	(1,030)	218,739
Residential mortgage-backed securities	(95)	29,011	—	—	(95)	29,011
Student loan-backed securities	—	—	(10,577)	104,823	(10,577)	104,823
Other debt securities	(102)	29,698	—	—	(102)	29,698

Total	$(1,867)	$580,929	$(10,577)	$104,823	$(12,444)	$685,752

As of March 31, 2010 and December 31, 2009, approximately 38% and 32%, respectively, of the total number of securities were in an unrealized loss position. The gross unrealized losses for the auction rate securities were caused by a higher discount rate used in the valuation of these securities as compared to the coupon rates of these securities. The gross unrealized losses for the other securities were primarily the result of an increase in the yield-to-maturity of the underlying securities. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of March 31, 2010 and December 31, 2009 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

During the three months ended March 31, 2010, the net unrealized gains on available-for-sale securities included in accumulated other comprehensive income (OCI) were $1.8 million and gains of $0.9 million were reclassified out of accumulated OCI into interest and other income, net. During the three months ended March 31, 2009, the net unrealized gains on available-for-sale securities included in accumulated OCI were $5.4 million and gains of $2.8 million were reclassified out of accumulated OCI into interest and other income, net.

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

Foreign currency exchange contracts used to hedge forecasted product sales are designated as cash flow hedges. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified, all with maturities of 18 months or less. At the inception of a hedging relationship and on a quarterly basis, we assess hedge effectiveness on a prospective basis by performing a regression analysis taking the change in cash flow of the underlying contract and regressing it against the change in cash flow of the hedge instrument. We assess hedge effectiveness on a retrospective basis using a dollar offset approach monthly. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in interest and other income, net. The effective component of the hedge is recorded in accumulated OCI or loss within stockholders’ equity as an unrealized gain or loss on the hedging instrument. When the hedged forecasted transactions occur, the hedges are de-designated and the unrealized gains and losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at March 31, 2010 will be reclassified to product sales within 12 months.

We had notional amounts on foreign currency exchange forward contracts outstanding of $3.54 billion and $3.45 billion at March 31, 2010 and December 31, 2009, respectively.

The following table summarizes information about the fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2010
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$86,551	Other accrued liabilities	$18,983
Foreign currency exchange contracts	Other noncurrent assets	17,562	Other long-term obligations	2,071

Total derivatives designated as hedges		104,113		21,054

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	29

Total derivatives not designated as hedges		1		29

Total derivatives		$104,114		$21,083

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$16,183	Other accrued liabilities	$45,482
Foreign currency exchange contracts	Other noncurrent assets	10,010	Other long-term obligations	2,180

Total derivatives designated as hedges		26,193		47,662

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	5	Other accrued liabilities	26

Total derivatives not designated as hedges		5		26

Total derivatives		$26,198		$47,688

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2010	2009
Derivatives designated as hedges:
Net gains recognized in OCI (effective portion)	$107,270	$109,114
Net gains reclassified from accumulated OCI into product sales (effective portion)	$5,525	$37,818
Net gains (losses) recognized in interest and other income, net (ineffective portion and amounts excluded from effectiveness testing)	$227	$(16,119)
Derivatives not designated as hedges:
Net gains recognized in interest and other income, net	$54,891	$56,362

The net unrealized gains related to our cash flow hedges included in accumulated OCI, net of taxes, were $81.3 million at March 31, 2010. Net unrealized losses related to our cash flow hedges included in accumulated OCI, net of taxes, were $16.5 million at December 31, 2009.

5. RESTRUCTURING

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

During the second quarter of 2009, we approved a plan to realize certain synergies between CV Therapeutics and us, re-align our cardiovascular operations and eliminate certain redundancies. The restructuring plan included consolidation and re-alignment of the cardiovascular R&D organization, our exit from certain facilities and the termination of certain contractual obligations. As a result of this restructuring plan, we recorded $12.6 million and $2.1 million in selling, general and administrative (SG&A) expenses and R&D expenses, respectively, during the three months ended March 31, 2010, primarily related to lease termination costs. To date, we recorded $38.7 million and $27.8 million in SG&A expenses and R&D expenses, respectively, primarily related to employee severance, relocation and termination benefits, lease termination costs and other facilities-related expenses. We expect to incur an additional $3.0 million in 2010 bringing the total amount to be incurred in connection with our restructuring plan to be approximately $36.2 million for employee severance, relocation and termination benefits and $33.3 million for facilities-related expenses.

The following table summarizes the restructuring liabilities accrued for and changes in those amounts during the period (in thousands):

	Employee Severance and Termination Benefits	Facilities Related Costs
Balance at December 31, 2008	$—	$—
Costs incurred during the period	33,797	9,880
Costs paid or settled during the period	(24,108)	(545)

Balance at December 31, 2009	9,689	9,335
Costs incurred during the period	829	12,243
Costs paid or settled during the period	(8,513)	(1,431)

Balance at March 31, 2010	$2,005	$20,147

6. INVENTORIES

Inventories are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$454,961	$333,582
Work in process	336,493	392,042
Finished goods	432,491	326,147

Total	$1,223,945	$1,051,771

As of March 31, 2010 and December 31, 2009, the joint ventures formed by Gilead and BMS, which are included in our Condensed Consolidated Financial Statements, held $842.4 million and $667.8 million in inventory, respectively, of efavirenz active pharmaceutical ingredient purchased from BMS at BMS’s estimated net selling price of efavirenz.

7. INTANGIBLE ASSETS

The following table summarizes the carrying amount of our intangible assets (in thousands):

	March 31, 2010	December 31, 2009
Goodwill	$462,558	$462,558
Finite lived intangible assets	908,336	923,319
Indefinite lived intangible assets	138,900	138,900

Total	$1,509,794	$1,524,777

The following table summarizes our finite-lived intangible assets (in thousands):

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - Ranexa	$688,400	$30,118	$688,400	$21,889
Intangible asset - Lexiscan	262,800	24,671	262,800	18,235
Other	22,095	10,170	22,095	9,852

Total	$973,295	$64,959	$973,295	$49,976

Amortization expense related to intangible assets was $15.0 million for the three months ended March 31, 2010, and was recorded primarily in cost of goods sold in our Condensed Consolidated Statements of Income. Amortization expense related to intangible assets was $0.7 million for the three months ended March 31, 2009, and was recorded primarily in SG&A expenses in our Condensed Consolidated Statements of Income.

As of March 31, 2010, the estimated future amortization expense associated with our intangible assets for the remaining nine months of 2010 and each of the five succeeding fiscal years are as follows (in thousands):

Fiscal Year	Amount
2010 (remaining nine months)	$44,942
2011	73,707
2012	86,627
2013	95,302
2014	99,790
2015	104,216

Total	$504,584

As of both March 31, 2010 and December 31, 2009, we had indefinite-lived intangible assets of $138.9 million related to purchased IPR&D from our acquisition of CV Therapeutics.

8. COLLABORATIVE ARRANGEMENTS

As a result of entering into strategic collaborations from time to time, we may hold investments in non-public companies. We review our interests in our investee companies for consolidation and/or appropriate disclosure based on applicable guidance. As of March 31, 2010, we determined that certain of our investee companies are variable interest entities; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.

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

We share marketing and sales efforts with BMS and both parties are obligated to provide equivalent sales force efforts for a minimum number of years. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. In July 2006, the joint venture received approval from the FDA to sell Atripla in the United States. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada and in October 2007, the joint venture received approval from Health Canada to sell Atripla in Canada. As of March 31, 2010 and December 31, 2009, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of March 31, 2010 and December 31, 2009, total assets of the joint venture were $1.46 billion and $1.40 billion, respectively, and consisted primarily of cash and cash equivalents, accounts receivable (including intercompany receivables with Gilead) and inventories. As of both March 31, 2010 and December 31, 2009, total liabilities of the joint venture were $1.03 billion and consisted primarily of accounts payable (including intercompany payables with Gilead) and other accrued expenses. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we are the primary beneficiary of the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets.

Europe

In December 2007, Gilead Sciences Limited (GSL), one of our wholly-owned subsidiaries in Ireland, and BMS entered into a collaboration arrangement to commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS’s estimated net selling price of efavirenz in the European Territory. We are responsible for product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we co-promote Atripla with BMS. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. In December 2007, the European Commission approved Atripla for sale in the European Union. As of March 31, 2010 and December 31, 2009, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.

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

9. CREDIT FACILITY

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. The credit agreement will terminate and all amounts owing thereunder shall be due and payable in December 2012. As of March 31, 2010, we had $4.5 million letters of credit outstanding under the credit agreement and the amount available under the credit agreement was approximately $1.25 billion. We are required to comply with certain covenants under the credit agreement and as of March 31, 2010, we were in compliance with all such covenants.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Since November 2003, we have been defending a class action securities lawsuit purportedly brought on behalf of a class made up of all purchasers of our stock between July 14 and October 28, 2003. The lawsuit names Gilead and six current and former executives of Gilead as defendants. The lawsuit alleges that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the SEC, by making certain alleged false and misleading statements. On May 12, 2006, the United States District Court for the Northern District of California executed orders dismissing in its entirety and with prejudice the fourth consolidated amended complaint. The plaintiffs appealed the dismissal. On August 11, 2008, the United States Court of Appeals for the Ninth Circuit reversed the district court’s decision and remanded the case to the district court. On February 6, 2009, we filed a petition for a writ of certiorari with the Supreme Court of the United States, requesting that the court review the judgment of the court of appeals. In April 2009, the Supreme Court denied the petition. On February 13, 2009, we filed a further motion to dismiss the fourth consolidated amended complaint on alternative grounds. On June 3, 2009, the district court granted in part and denied in part our motion to dismiss and gave plaintiffs leave to amend the complaint. On July 10, 2009, plaintiffs filed a fifth consolidated amended complaint. We filed a motion to dismiss the fifth consolidated amended complaint, which the district court heard on October 9, 2009. In an order dated October 13, 2009, the court granted in part and denied in part our motion to dismiss. On November 16, 2009, we filed an answer to the fifth consolidated amended complaint. In March 2010, we agreed to settle the dispute. Under the terms of the proposed settlement, which will require the district court’s approval, the plaintiffs will dismiss the action and release all claims against Gilead and each of the individual defendants. In exchange, we agreed to pay $8.25 million to the class members. The proposed settlement amount will be paid in full by our insurance carriers. Further, Gilead and the individual defendants continue to deny that they committed any act or omission giving rise to any liability and/or violation of law.

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

11. STOCK-BASED COMPENSATION EXPENSES

The following table summarizes the stock-based compensation expenses included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of goods sold	$2,853	$3,254
Research and development expenses	20,069	16,955
Selling, general and administrative expenses	23,919	20,836

Stock-based compensation expenses included in total costs and expenses	46,841	41,045
Income tax effect	(12,428)	(10,757)

Stock-based compensation expenses included in net income	$34,413	$30,288

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In January 2010, our board of directors (Board) authorized a program for the repurchase of our common stock in an amount of up to $1.00 billion through open market and private block transactions pursuant to Rule 10b5-1 plans or privately negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements. This repurchase plan expires in January 2011.

During the three months ended March 31, 2010, we repurchased and retired 3,435,417 shares of our common stock at an average purchase price of $47.29 per share for an aggregate purchase price of $162.5 million through open market transactions. As of March 31, 2010, the remaining authorized amount of stock repurchases that may be made under the $1.00 billion stock repurchase program was $837.5 million. In May 2010, we completed the $1.00 billion stock repurchase program authorized by our Board in January 2010 by repurchasing and retiring 20,701,083 shares of our common stock at an average purchase price of $40.46 per share for an aggregate purchase price of $837.5 million through open market transactions. Under this $1.00 billion stock repurchase program, we repurchased and retired an aggregate of 24,136,500 shares of our common stock at an average purchase price of $41.43 per share.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (APIC) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the three months ended March 31, 2010, we reduced common stock and APIC by an aggregate of $9.8 million and charged $161.5 million to retained earnings.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$852,094	$586,576
Other comprehensive income:
Net foreign currency translation loss	(9,409)	(3,466)
Net unrealized gain on available-for-sale securities, net of related tax effects	854	2,574
Net unrealized gain on cash flow hedges, net of related tax effects	97,786	71,296

Total other comprehensive income	89,231	70,404

Comprehensive income	941,325	656,980
Comprehensive loss attributable to noncontrolling interest	2,807	2,536

Comprehensive income attributable to Gilead	$944,132	$659,516

13. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment because our major products, Atripla, Truvada, Viread and AmBisome, which together accounted for substantially all of our total product sales for the three months ended March 31, 2010 and 2009, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Antiviral products:
Atripla	$692,872	$509,883
Truvada	657,799	590,353
Viread	180,686	160,605
Hepsera	58,124	72,714
Emtriva	7,156	7,234

Total antiviral products	1,596,637	1,340,789
AmBisome	77,049	64,271
Letairis	55,499	39,580
Ranexa	51,243	—
Other	7,635	2,940

Total product sales	$1,788,063	$1,447,580

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended March 31,
	2010	2009
United States	$1,012,484	$803,160
Outside of the United States:
Switzerland	261,245	44,710
France	124,717	93,528
Spain	124,320	98,071
United Kingdom	118,170	98,652
Italy	96,260	79,886
Germany	70,012	77,208
Other European countries	159,713	141,123
Other countries	118,932	94,122

Total revenues outside of the United States	1,073,369	727,300

Total revenues	$2,085,853	$1,530,460

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended March 31,
	2010	2009
Cardinal Health, Inc.	16%	21%
McKesson Corp.	13%	14%
AmerisourceBergen Corp.	12%	11%

14. INCOME TAXES

Our income tax rate of 26.5% for the three months ended March 31, 2010 differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

As of March 31, 2010, we believe it is reasonably possible that our unrecognized tax benefits will decrease by approximately $5.0 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities around some of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For federal income tax purposes, the statute of limitations is open for 2003 and onwards. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their net operating losses and credits carried over from prior years. For California income tax purposes, the statute of limitations remains open for all years.

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

We record liabilities related to uncertain tax positions in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not believe any such uncertain tax positions currently pending will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

15. SUBSEQUENT EVENT

In May 2010, we completed the $1.00 billion stock repurchase program authorized by our Board in January 2010 by repurchasing and retiring 20,701,083 shares of our common stock at an average purchase price of $40.46 per share for an aggregate purchase price of $837.5 million through open market transactions. Under this $1.00 billion stock repurchase program, we repurchased and retired an aggregate of 24,136,500 shares of our common stock at an average purchase price of $41.43 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934, as amended (the Exchange Act). The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled “Risk Factors” under Part II, Item 1A below, in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2009 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2010 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are presented in U.S. dollars.

Management Overview

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Australia. We market products in the HIV/AIDS, liver diseases, respiratory and cardiovascular/metabolic therapeutic areas. Our products comprise Truvada® (emtricitabine and tenofovir disoproxil fumarate), Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B; AmBisome® (amphotericin B liposome for injection) for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Ranexa® (ranolazine) for the treatment of chronic angina; Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection and Cayston® (aztreonam for inhalation solution) as a treatment to improve respiratory symptoms in cystic fibrosis (CF) patients with Pseudomonas aeruginosa (P. aeruginosa). In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements. For example, F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) for the treatment and prevention of influenza; GlaxoSmithKline Inc. (GSK) markets Hepsera for the treatment of chronic hepatitis B in certain territories outside of the United States; GSK also markets Volibris™ (ambrisentan) outside of the United States for the treatment of PAH; Astellas Pharma US, Inc. markets AmBisome for the treatment of severe fungal infections in the United States and Canada; Astellas US LLC markets Lexiscan® (regadenoson) injection in the United States for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging; and Japan Tobacco Inc. markets Truvada, Viread and Emtriva in Japan.

Business Highlights

In the HIV area, in April 2010, we initiated one of the Phase 3 clinical studies for our complete single-tablet fixed-dose regimen containing elvitegravir, cobicistat (formerly GS 9350) and Truvada. The Phase 3 studies include two studies that will evaluate the single-tablet fixed-dose regimen versus a standard of care among HIV-infected treatment-naïve patients. In the second quarter of 2010, we plan to initiate a Phase 3 study evaluating the efficacy, safety and tolerability of cobicistat, our pharmacoenhancer that is in development as a boosting agent for certain HIV medicines and other antivirals. In January 2010, we announced that both of the Phase 2 clinical studies of cobicistat and the single-tablet fixed-dose regimen containing elvitegravir, cobicistat and Truvada in HIV-infected treatment-naïve patients met their primary objectives.

Also in the HIV area, in collaboration with Tibotec Pharmaceuticals (Tibotec), we are developing a new once-daily fixed-dose combination containing our Truvada and Tibotec’s investigational non-nucleoside reverse transcriptase inhibitor, TMC278 (25 mg rilpivirine hydrochloride). In April 2010, Johnson & Johnson, which owns Tibotec, announced that the two Phase 3 studies evaluating TMC278 as a treatment for HIV in treatment-naïve patients met the primary efficacy objective of non-inferiority as compared to efavirenz, and that the submission of TMC278 for regulatory review is on track for the third quarter of 2010. Also in April 2010, we announced that we obtained data supporting bioequivalence of a formulation of the fixed-dose combination of Truvada and TMC278. We anticipate submitting a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for the fixed-dose combination of Truvada and TMC278 following validation of the TMC278 NDA.

In the liver disease area, we announced in April 2010 that we are terminating our Phase 2b clinical trial of GS 9450, an investigational caspase inhibitor, in patients with chronic hepatitis C. This decision follows reports of laboratory abnormalities indicating hepatoxicity in a number of clinical study participants. We plan to conduct a thorough review of all available data to assess future clinical development of the compound in nonalcoholic steatohepatitis or other potential applications. We licensed GS 9450 from LG Life Sciences, Ltd. in 2007.

In the respiratory area, in February 2010, we received marketing approval from the FDA for Cayston as a treatment to improve respiratory symptoms in CF patients with P. aeruginosa. Cayston was conditionally approved in Europe and Canada in September 2009. Also in the respiratory area, we have recently initiated a small Phase 3b study of the use of aztreonam for inhalation solution in treating CF patients who have Burkholderia infections.

Financial Highlights

Our operating results for the three months ended March 31, 2010 were led by total product sales of $1.79 billion. Antiviral product sales (Atripla, Truvada, Viread, Hepsera and Emtriva) increased 19% to $1.60 billion in the three months ended March 31, 2010 from $1.34 billion in the three months ended March 31, 2009, and were the key drivers for total product sales growth of 24% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Atripla contributed $692.9 million, or 43%, to our first quarter 2010 antiviral product sales. Atripla product sales for the three months ended March 31, 2010 increased 36% from the same period in 2009 primarily due to sales volume growth in the United States and Europe. The growth of Atripla product sales and its increased proportion to overall product sales caused total product gross margin to decrease to 75% in the three months ended March 31, 2010 from 77% in the same period of 2009, due primarily to the efavirenz component of Atripla sales at zero gross margin. Truvada product sales for the three months ended March 31, 2010 comprised $657.8 million, or 41% of our first quarter 2010 antiviral product sales. Truvada product sales for the three months ended March 31, 2010 increased 11% from the three months ended March 31, 2009 primarily due to sales volume growth in the United States and Europe. Foreign currency exchange had a favorable impact of $1.7 million and $11.0 million on our first quarter 2010 revenues and pre-tax earnings, respectively, compared to the first quarter of 2009, and an unfavorable impact of $22.7 million and $17.2 million, respectively, compared to the fourth quarter of 2009.

Royalty revenues that we recognized from our collaborations with corporate partners were $293.7 million for the three months ended March 31, 2010, an increase of $240.6 million from royalty revenues of $53.0 million for the three months ended March 31, 2009. The increase in royalty revenues was due primarily to increased Tamiflu sales by Roche related to influenza pandemic planning initiatives worldwide.

Our research and development (R&D) expenses increased by $29.9 million, or 16%, for the three months ended March 31, 2010 compared to the same period in 2009, due primarily to higher headcount and expenses related to the growth of our business. Our selling, general and administrative (SG&A) expenses increased $61.7 million, or 30%, for the three months ended March 31, 2010 compared to the same period in 2009, due primarily to higher headcount related to the growth of our business, higher facilities-related expenses related primarily to our restructuring activities and increased promotional and other expenses driven primarily by our expanded commercial activities worldwide.

Cash, cash equivalents and marketable securities increased by $715.1 million during the three months ended March 31, 2010, driven primarily by our operating cash flows of $670.6 million and proceeds from issuances of common stock under our employee stock plans of $103.4 million, partially offset by $162.5 million used to repurchase approximately 3.4 million shares of our common stock under the $1.00 billion stock repurchase program authorized by our Board of Directors (Board) in late January 2010.

Healthcare Reform

In March 2010, healthcare reform legislation was adopted in the United States. As a result, we are required to further rebate or discount products reimbursed or paid for by various public payers, including Medicaid and other entities eligible to purchase discounted products through the 340B Drug Pricing Program under the Public Health Service Act, such as AIDS Drug Assistance Programs (ADAPs). The discounts, rebates and fees in the legislation that will impact us include:

•

effective January 1, 2010, our minimum base rebate amount owed to Medicaid on products reimbursed by Medicaid has been increased by 8 percent, and the discounts or rebates we owe to ADAPs and other Public Health Service entities which reimburse or purchase our products have also been increased by 8 percent;

•	effective March 23, 2010, we are required to extend rebates to patients receiving our products through Medicaid managed care organizations;

•	effective January 1, 2011, we will be required to provide a 50 percent discount on products sold to patients while they are in the Medicare Part D “donut hole;” and

•

effective 2011, we, along with other pharmaceutical manufacturers of branded drug products, will be required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax), calculated based on select government sales during the 2010 calendar year as a percentage of total industry government sales.

Starting in 2014, as the number of people with access to healthcare coverage is expected to increase, we could experience a positive impact on the sales of our products. Further, the expansion of healthcare coverage may decrease the reliance of patients on state ADAPs that currently rely on the availability of federal and state funding.

For the first quarter of 2010, the impact of healthcare reform was a reduction in product sales of approximately $29.4 million. We estimate that the full impact for 2010 will be a reduction of approximately $200 million in U.S. product sales, and that the majority of this impact will occur in the third and fourth quarters of 2010 since some of the new discount and rebate requirements will take two quarters to fully implement. For 2011, excluding the effect of the new pharmaceutical excise tax, we estimate that the impact of healthcare reform on product sales will be similar to 2010 as a proportion of our U.S. product sales.

It is difficult to estimate the impact of healthcare reform on our financial results. Many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated by the federal government. For example, we do not know how many or how quickly patients receiving our product under the Medicare Part D program will reach the “donut hole” or how the pharmaceutical excise tax will be calculated and allocated. In calculating the anticipated financial impacts of healthcare reform on us described above, we have made several estimates and assumptions with respect to our expected payer mix and the timing for implementing the various discounts, rebates and fees contained in the legislation.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2010 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Total Revenues

We had total revenues of $2.09 billion for the three months ended March 31, 2010, compared to $1.53 billion for the same period in 2009. Included in total revenues were product sales, royalty revenues and contract and other revenues.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands):

	Three Months Ended March 31,		Change
	2010	2009
Antiviral products:
Atripla	$692,872	$509,883	36%
Truvada	657,799	590,353	11%
Viread	180,686	160,605	13%
Hepsera	58,124	72,714	(20)%
Emtriva	7,156	7,234	(1)%

Total antiviral products	1,596,637	1,340,789	19%
AmBisome	77,049	64,271	20%
Letairis	55,499	39,580	40%
Ranexa	51,243	—	—
Other	7,635	2,940	160%

Total product sales	$1,788,063	$1,447,580	24%

Total product sales increased by 24% for the three months ended March 31, 2010, compared to the same period in 2009. This increase was due primarily to an overall increase in our antiviral product sales, including the strong growth of Atripla sales and the continued growth of Truvada sales, as well as the addition of Ranexa to our commercial portfolio. The increase in product sales was partially offset by the impact of healthcare reform legislation in the United States, which reduced product sales by $29.4 million for the three months ended March 31, 2010. A significant percentage of our product sales continued to be denominated in foreign currencies. We used foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. This reduced, but did not eliminate, fluctuations in sales due to changes in foreign currency exchange rates.

Antiviral Products

Antiviral product sales increased by 19% for the three months ended March 31, 2010, compared to the same period in 2009, driven primarily by sales volume growth of Atripla and Truvada.

•	Atripla

Atripla sales increased by 36% for the three months ended March 31, 2010, compared to the same period in 2009, driven primarily by sales volume growth in the United States and Europe. Atripla sales include the efavirenz portion at zero product gross margin. The efavirenz portion of our Atripla sales was approximately $255.8 million and $187.5 million for the three months ended March 31, 2010 and 2009, respectively. Atripla sales accounted for 43% of our total antiviral product sales for the three months ended March 31, 2010.

•	Truvada

Truvada sales increased by 11% for the three months ended March 31, 2010, compared to the same period in 2009, driven primarily by sales volume growth in the United States and Europe. Truvada sales accounted for 41% of our total antiviral product sales for the three months ended March 31, 2010.

•	Other Antiviral Products

Other antiviral product sales, which include product sales of Viread, Hepsera and Emtriva, increased by 2% for the three months ended March 31, 2010 compared to the same period in 2009, driven primarily by higher Viread sales, partially offset by sales volume decreases in Hepsera.

AmBisome

Sales of AmBisome increased by 20% for the three months ended March 31, 2010, compared to the same period in 2009, driven primarily by sales volume growth in certain markets outside of the United States. AmBisome product sales in the United States and Canada relate solely to our sales of AmBisome to Astellas Pharma US, Inc. which are recorded at our manufacturing cost.

Letairis

Sales of Letairis increased by 40% for the three months ended March 31, 2010, compared to the same period in 2009, driven primarily by sales volume growth in the United States.

Ranexa

Sales of Ranexa were $51.2 million for the three months ended March 31, 2010. There were no Ranexa sales for the same period in 2009 as we acquired CV Therapeutics, Inc. (CV Therapeutics) in April 2009.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Royalty revenues	$293,681	$53,042	454%

Our most significant source of royalty revenues for the three months ended March 31, 2010 and 2009 was from sales of Tamiflu by Roche.

Royalty revenues for the three months ended March 31, 2010 were $293.7 million, an increase of 454% compared to the same period in 2009, driven primarily by higher Tamiflu royalties from Roche of $246.3 million in the three months ended March 31, 2010, compared to Tamiflu royalties from Roche of $33.2 million in the same period in 2009, resulting from increased sales related to influenza pandemic planning initiatives worldwide. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which Tamiflu is sold.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	Three Months Ended March 31,
	2010	2009	Change
Total product sales	$1,788,063	$1,447,580	24%
Cost of goods sold	$440,430	$329,414	34%
Product gross margin	75%	77%

Our product gross margin for the three months ended March 31, 2010 was 75%, compared to 77% for the same period in 2009. The lower product gross margin for the three months ended March 31, 2010 was due primarily to the higher proportion of Atripla sales, which include the efavirenz portion at zero product gross margin, as well as the amortization associated with the intangible assets acquired in our acquisition of CV Therapeutics in the second quarter of 2009.

Restructuring

In April 2009, we completed the acquisition of CV Therapeutics, a publicly-held biopharmaceutical company based in Palo Alto, California, primarily focused on the discovery, development and commercialization of small molecule drugs for the treatment of cardiovascular, metabolic and pulmonary diseases. During the second quarter of 2009, we approved a plan to realize certain synergies between CV Therapeutics and us, re-align our cardiovascular operations and eliminate certain redundancies. We recorded $12.6 million and $2.1 million of restructuring expenses in SG&A expenses and R&D expenses, respectively, during the three months ended March 31, 2010, primarily related to lease termination costs. We expect to incur an additional $3.0 million in 2010, bringing the total amount to be incurred in connection with our restructuring plan to be approximately $36.2 million for employee severance, relocation and termination benefits and $33.3 million for facilities-related expenses.

Research and Development Expenses

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Research and development	$218,664	$188,779	16%

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by CROs, materials and supplies, licenses and fees and overhead allocations consisting of various support and facilities-related costs.

R&D expenses for the three months ended March 31, 2010 increased by $29.9 million, or 16%, compared to the same period in 2009, due primarily to increased compensation and benefits expenses of $15.6 million driven by higher headcount and increased contract and professional service expenses of $3.8 million, both of which related to the growth of our business.

Selling, General and Administrative Expenses

The following table summarizes the period over period changes in our SG&A expenses (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Selling, general and administrative	$265,618	$203,951	30%

SG&A expenses for the three months ended March 31, 2010 increased by $61.7 million, or 30%, compared to the same period in 2009, due primarily to increased compensation and benefits expenses of $19.8 million driven by higher headcount related to the growth of our business, increased facilities-related expenses of $16.7 million related primarily to lease termination costs associated with our restructuring activities and increased promotional expenses of $12.1 million and contract and professional services expenses of $10.7 million driven primarily by our expanding sales and marketing activities.

Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2010 increased by $11.5 million compared to the same period in 2009, due primarily to decreased costs related to our hedging activities.

Provision for Income Taxes

Our provision for income taxes was $307.7 million for the three months ended March 31, 2010, compared to $209.2 million for the same period in 2009. Our effective tax rate was 26.5% for the three months ended March 31, 2010, a slight increase compared to our effective tax rate of 26.3% for the same period in 2009, due primarily to the expiration of the federal research tax credit as of December 31, 2009. The effective tax rate for the three months ended March 31, 2010 differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of March 31, 2010	As of December 31, 2009
Cash, cash equivalents and marketable securities	$4,619,915	$3,904,846
Working capital	$3,236,577	$2,940,927

	Three Months Ended March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$670,569	$641,330
Investing activities	$(1,068,778)	$(328,389)
Financing activities	$16,032	$(145,741)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $4.62 billion at March 31, 2010, an increase of $715.1 million or 18% from December 31, 2009. This increase was primarily attributable to net cash provided by operations of $670.6 million and proceeds from issuances of common stock under our employee stock plans of $103.4 million, partially offset by $162.5 million used to repurchase our common stock under our stock repurchase program.

Working Capital

Working capital was $3.24 billion at March 31, 2010, an increase of $295.7 million or 10% from working capital as of December 31, 2009. This increase was primarily attributable to:

•	an increase of $101.8 million in accounts receivable, net, primarily driven by increased product sales;

•	an increase of $172.2 million in inventories due primarily to the purchases of efavirenz at its estimated net selling price from Bristol-Myers Squibb Company (BMS); and

•	a decrease of $129.1 million in income taxes payable due primarily to tax payments made during the quarter and tax deductions related to employee stock option exercises.

This increase was partially offset by an increase of $138.5 million in accounts payable due primarily to the purchases of efavirenz at its estimated net selling price from BMS.

Cash Provided by Operating Activities

Cash provided by operating activities of $670.6 million for the three months ended March 31, 2010 primarily related to net income of $852.1 million, adjusted for non-cash items such as $46.8 million of stock-based compensation expenses, $60.1 million of depreciation and amortization expenses and $51.7 million of tax benefits from employee stock plans, partially offset by $323.8 million of net cash outflow related to changes in operating assets and liabilities and $49.8 million of excess tax benefits from stock option exercises which we reclassified to cash provided by financing activities.

Cash provided by operating activities of $641.3 million for the three months ended March 31, 2009 primarily related to net income of $586.6 million, adjusted for non-cash items such as $41.0 million of stock-based compensation expenses, $39.1 million of depreciation and amortization expenses and $23.6 million of tax benefits from employee stock plans. This was partially offset by $79.0 million of net cash outflow related to changes in operating assets and liabilities and $20.7 million of excess tax benefits from stock option exercises which we reclassified to cash used in financing activities.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2010 was $1.07 billion, driven by a net use of $1.06 billion in purchases of marketable securities and $11.7 million of capital expenditures for the period.

Cash used in investing activities for the three months ended March 31, 2009 was $328.4 million, driven by a net use of $164.3 million in purchases of marketable securities and $164.1 million of capital expenditures for the period. Capital expenditures made in the three months ended March 31, 2009 related primarily to the purchase of an office building and approximately 30 acres of land located in Foster City, California.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the three months ended March 31, 2010 was $16.0 million, driven primarily by $103.4 million of proceeds from issuances of common stock under our employee stock plans, $49.8 million of excess tax benefits from stock option exercises and $25.4 million of distributions from our noncontrolling interest, partially offset by $162.5 million used to repurchase our common stock under our stock repurchase program.

Cash used in financing activities for the three months ended March 31, 2009 was $145.7 million, driven primarily by the $230.1 million used to repurchase our common stock under our stock repurchase program, partially offset by $40.9 million of proceeds from issuances of common stock under our employee stock plans, $22.7 million of distributions from our noncontrolling interest and $20.7 million of excess tax benefits from stock option exercises.

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. The credit agreement will terminate in December 2012 and all unpaid borrowings thereunder shall be due and payable at that time. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part without penalty, subject to certain conditions. As of March 31, 2010, approximately $1.25 billion was available to be drawn down under this credit agreement.

In January 2010, our Board authorized a new program for the repurchase of our common stock in an aggregate amount of up to $1.00 billion through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated purchases or other means. As of March 31, 2010, the remaining authorized amount of stock repurchases that may be made under this program was $837.5 million. In May 2010, we completed the $1.00 billion stock repurchase program authorized by our Board in January 2010 by repurchasing and retiring 20,701,083 shares of our common stock at an average purchase price of $40.46 per share for an aggregate purchase price of $837.5 million through open market transactions. Under this $1.00 billion stock repurchase program, we repurchased and retired an aggregate of 24,136,500 shares of our common stock at an average purchase price of $41.43 per share.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new standards for revenue recognition for agreements with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of 2011; however, early adoption is permitted. We have not yet evaluated whether these new standards will have a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

A portion of our marketable securities consist of auction rate securities. In 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program, and are over-collateralized. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2041 and have annual interest rates ranging from 0.35% to 0.95%. As of March 31, 2010, our auction rate securities continued to earn interest.

If auctions continue to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par should we need or desire to access the funds invested in those securities. However, based on our total cash and marketable securities position, our expected operating cash flows as well as access to funds through our credit facility, we believe that we will be able to hold these securities until there is a recovery in the auction market and the related securities, which may be at final maturity. As a result, we do not anticipate that the current illiquidity of these auction rate securities will have a material effect on our cash requirements or working capital.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2010 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2010.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Truvada and Atripla. In the notice related to Truvada, Teva challenged four patents related to tenofovir and two additional patents related to emtricitabine. In the notice related to Atripla, Teva challenged four patents related to tenofovir, two additional patents related to emtricitabine and two patents related to efavirenz. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, BMS and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz. We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Atripla and Viread in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve Teva’s request to manufacture a generic version of such products.

Information pertaining to certain of our other legal proceedings can be found in “Part I. Item 1. Condensed Consolidated Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 10. Commitments and Contingencies” to the interim Condensed Consolidated Financial Statements, and is incorporated by reference herein.

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

A substantial portion of our revenues is derived from sales of our HIV products, particularly Atripla and Truvada. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.

We are currently dependent on sales of our products for the treatment of HIV infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the three months ended March 31, 2010, Atripla and Truvada product sales together were $1.35 billion, or 65% of our total revenues. We may not be able to sustain the growth rate of sales of our HIV products, especially Atripla and Truvada, for any number of reasons including, but not limited to, the following:

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

F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. We recognized $246.3 million in royalty revenue for the quarter ended March 31, 2010 related to royalties received from sales of Tamiflu by Roche. Although such royalty revenue represented approximately 12% of our total revenues in the first quarter of 2010, it represented 21% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Sales of Tamiflu increased sharply in 2009 and the first quarter of 2010 primarily as a result of pandemic planning initiatives worldwide. If sales of Tamiflu were to decrease, our royalty revenues will decrease and our pre-tax income will decrease disproportionately. Any such decrease could be material and could adversely impact our operating results.

Our results of operations will be adversely affected by current and potential future healthcare reforms.

Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. In March 2010, healthcare reform legislation was adopted in the United States. As a result, we are required to further rebate or discount products reimbursed or paid for by various public payers, including Medicaid and other entities eligible to purchase discounted products through the 340B Drug Pricing Program under the Public Health Service Act, such as AIDS Drug Assistance Programs (ADAPs). The discounts, rebates and fees in the legislation that will impact us include:

•

effective January 1, 2010, our minimum base rebate amount owed to Medicaid on products reimbursed by Medicaid has been increased by 8 percent, and the discounts or rebates we owe to ADAPs and other Public Health Service entities which reimburse or purchase our products have also been increased by 8 percent;

•	effective March 23, 2010, we are required to extend rebates to patients receiving our products through Medicaid managed care organizations;

•	effective January 1, 2011, we will be required to provide a 50 percent discount on products sold to patients while they are in the Medicare Part D “donut hole;” and

•

effective 2011, we, along with other pharmaceutical manufacturers of branded drug products, will be required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax), calculated based on select government sales during the 2010 calendar year as a percentage of total industry government sales.

For the first quarter of 2010, the impact of healthcare reform was a reduction in product sales of approximately $29.4 million. We estimate that the full impact for 2010 will be a reduction of approximately $200 million in U.S. product sales, and that the majority of this impact will occur in the third and fourth quarters of 2010 since some of the new discount and rebate requirements will take two quarters to fully implement. For

2011, excluding the effect of the new pharmaceutical excise tax, we estimate that the impact of healthcare reform on product sales will be similar to 2010 as a proportion of our U.S. product sales.

It is difficult to estimate the impact of healthcare reform on our financial results. Many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated by the federal government. For example, we do not know how many or how quickly patients receiving our product under the Medicare Part D program will reach the “donut hole” or how the pharmaceutical excise tax will be calculated and allocated. In calculating the anticipated financial impacts of healthcare reform on us, we have made several estimates and assumptions with respect to our expected payer mix and the timing for implementing the various discounts, rebates and fees contained in the legislation.

Further, even though not addressed in the healthcare reform legislation, discussions continue at the federal level on legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers or set minimum requirements for Medicare Part D pricing.

In addition, state Medicaid programs could request additional supplemental rebates on our products as a result of the increase in the federal base Medicaid rebate. Private insurers could also use the enactment of these increased rebates to exert pricing pressure on our products, and to the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, the adverse effects may be magnified by private insurers adopting lower payment schedules.

Our inability to accurately estimate demand for our products, as well as sales fluctuations as a result of inventory levels held by wholesalers, pharmacies and non-retail customers make it difficult for us to accurately forecast sales and may cause our earnings to fluctuate, which could adversely affect our financial results and our stock price.

During the three months ended March 31, 2010, approximately 85% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the second quarter of 2009, the wholesalers increased their inventory levels for Atripla and Truvada, while inventory levels for Viread decreased. In the third quarter of 2009, the wholesalers drew down on their inventory such that inventory levels for Atripla and Truvada at the end of the third quarter of 2009 were more consistent with the levels held during the first quarter of 2009. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

In addition, the non-retail sector in the United States, which includes government institutions, including state ADAP, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. For example, in the first quarter of 2010, non-retail purchases, driven by certain state ADAPs, were lower as a percentage of their federal ADAP fiscal year purchases compared to the first quarters of 2008 and 2009. We believe this decrease was driven by higher purchasing patterns observed during the last three quarters of 2009 as compared to the same period in 2008. The annual grant cycles for federal and state ADAP funds may cause ADAP purchasing patterns to not reflect patient demand, and we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future.

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

If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in December 2009, we announced our Phase 3 clinical trial evaluating darusentan for the treatment of resistant hypertension did not achieve its co-primary efficacy endpoints and as a result of this outcome, we decided to discontinue the development of darusentan for the treatment of resistant hypertension. Further, in April 2010, we announced our decision to terminate our Phase 2b clinical trial of GS 9450 for the treatment of chronic hepatitis C.

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

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from the joint venture established by GlaxoSmithKline Inc. (GSK) and Pfizer Inc. (Pfizer) which markets fixed-dose combination products that compete with Atripla and Truvada. For example, lamivudine, marketed by this joint venture, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of both Atripla and Truvada. In May 2010, the compound patent covering Epivir (lamivudine) itself will expire in the United States. Generic lamivudine has been available in Spain since March 2010. Certain third party payers or plans may use the entry of generic lamivudine as a reason to exert pricing pressure on our HIV products.

For Hepsera and Viread for treatment of chronic hepatitis B, we compete primarily with products produced by GSK, Bristol-Myers Squibb Company (BMS) and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer. In addition, we are aware of at least two lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with a product produced by Actelion Pharmaceuticals US, Inc. (Actelion) and indirectly with pulmonary arterial hypertension products from United Therapeutics Corporation and Pfizer. Ranexa competes predominantly with generic compounds from three distinct classes of drugs, beta-blockers, calcium channel blockers and long-acting nitrates for the treatment of chronic angina in the United States. Cayston competes with a product marketed by Novartis. Tamiflu competes with products sold by GSK and generic competitors.

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

The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA and comparable regulatory agencies in other countries. We are continuing clinical trials for Atripla, Truvada, Viread, Hepsera, Emtriva, AmBisome, Letairis, Ranexa

and Cayston for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in December 2009, we announced our Phase 3 clinical trial evaluating darusentan for the treatment of resistant hypertension did not achieve its co-primary efficacy endpoints and as a result of this outcome, we decided to discontinue the development of darusentan for the treatment of resistant hypertension. Further, in April 2010, we announced our decision to terminate our Phase 2b clinical trial of GS 9450 for the treatment of chronic hepatitis C. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including elvitegravir, our novel HIV integrase inhibitor for the treatment of HIV infection; the fixed-dose regimen of elvitegravir, cobicistat (formerly GS 9350) and Truvada for the treatment of HIV in treatment-naïve patients; the fixed-dose combination of Truvada and TMC278 for the treatment of HIV infection; and ambrisentan for the treatment of idiopathic pulmonary fibrosis (IPF), each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

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

Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories in Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and South Korea. In November 2009, we

entered into an agreement with GSK that provided GSK with exclusive commercialization rights and registration responsibilities for Viread for the treatment of chronic hepatitis B in China. The success of Hepsera and Viread for the treatment of chronic hepatitis B in these territories depends almost entirely on the efforts of GSK. In this regard, GSK promotes Epivir-HBV/Zeffix, a product that competes with Hepsera. Consequently, GSK’s marketing strategy for Hepsera and Viread for the treatment of chronic hepatitis B may be influenced by its promotion of Epivir-HBV/Zeffix. We receive royalties from GSK equal to a percentage of GSK’s net sales of Hepsera and Viread for the treatment of chronic hepatitis B as well as net sales of GSK’s Epivir-HBV/Zeffix. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera or Viread for the treatment of chronic hepatitis B in its territories, our potential revenues in these territories may be substantially reduced.

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

Further, Cayston may only be taken by patients using a specific inhalation device that delivers the drug to the lungs of patients. Our ongoing distribution of Cayston is entirely reliant upon the manufacturer of that device. For example, the manufacturer could encounter other issues with regulatory agencies related to the device or be unable to supply sufficient quantities of this device. In addition, the manufacturer may not be able to provide adequate warranty support for the device after it has been distributed to patients. With respect to distribution of the drug and device to patients, we are reliant on the capabilities of specialty pharmacies. For example, the distribution channel for drug and device is complicated and requires coordination. The reimbursement approval processes associated with both drug and device are similarly complex. If the device manufacturer is unable to obtain reimbursement approval or receives approval at a lower-than-expected price, sales of Cayston may be adversely affected. Any of the previously described issues may limit the sales of Cayston, which would adversely affect our financial results.

Our existing products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may reduce profitability.

Successful commercialization of our products depends, in part, on the availability of governmental and third party payer reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, a significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In addition, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. In light of the economic downturn, if federal and state funds are not available in amounts sufficient to support the number of patients which rely on ADAPs, sales of our HIV products could be negatively impacted. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

In Europe, the success of our commercialized products, and any other product candidates we may develop, will depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the European Union have increased the amount of discounts required on our products, and we expect this to continue as countries attempt to manage healthcare expenditures, especially in light of the global economic downturn. For example, there is also proposed legislation pending in Germany that would increase the rebate on prescription pharmaceuticals and potentially cancel and clawback certain past price increases on our products. If such legislation were to be enacted, the revenues on our products in Germany would be negatively impacted. As new drugs come to market, we may face significant price decreases for our products across most of the European countries. We believe that this will continue into the foreseeable future as governments struggle with escalating healthcare spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

As part of the approval process of some of our products, the FDA granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. It is, therefore, possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully. For example, in November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Truvada and Atripla. In the notice related to Truvada, Teva challenged four patents related to tenofovir and two additional patents related to emtricitabine. In the notice related to Atripla, Teva challenged four patents related to tenofovir, two additional patents related to emtricitabine and two patents related to efavirenz. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, BMS and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz. We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Atripla and Viread in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve Teva’s request to manufacture a generic version of such products.

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

We need access to certain supplies and products to conduct our clinical trials and to manufacture our products. In light of the global economic downturn, we have had increased difficulty in purchasing certain of the raw materials used in our manufacturing process. If we are unable to purchase sufficient quantities of these materials or find suitable alternate materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture our products would be limited, which would limit our ability to generate revenues.

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

Cayston is dependent on two different third party single-source suppliers. First, aztreonam, the active pharmaceutical ingredient in aztreonam for inhalation solution, is manufactured by a single supplier at a single site. Second, it is administered to the lungs of patients through a device that is made by a single supplier at a single site. Disruptions or delays with any of these single suppliers could adversely affect our ability to produce Cayston in adequate quantities to support our commercial launch of Cayston, and we cannot be sure that alternative suppliers can be identified in a timely manner, or at all.

In addition, we depend on a single supplier for high quality cholesterol, which is used in the manufacture of AmBisome. We also depend on single suppliers for the active pharmaceutical ingredient of Vistide, Ranexa and Cayston and for the tableting of Emtiva and Letairis. Astellas US LLC, which markets Lexiscan in the United States, is responsible for the commercial manufacture and supply of product in the United States and is dependent on a single supplier for the active pharmaceutical ingredient of Lexiscan. Problems with any of the single suppliers we depend on may negatively impact our development and commercialization efforts.

We face credit risks from our European customers that may adversely affect our results of operations.

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in an increase in days sales outstanding due to the average length of time that we have accounts receivable outstanding. Our accounts receivable in these countries totaled approximately $806.7 million as of March 31, 2010, of which $310.3 million was more than 120 days past due based on contractual payment terms. Historically, receivables balances with certain publicly-owned hospitals accumulate over a period of time and are then subsequently settled as large lump sum payments. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected. For example, at March 31, 2010, we had $102.5 million due from publicly-owned hospitals in Greece. In the event that Greece defaulted on its debt, we may be unable to collect some or all of these amounts due.

Our revenues and gross margin could be reduced by imports from countries where our products are available at lower prices.

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

In November 2008, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Truvada and Atripla. In the notice related to Truvada, Teva challenged four patents related to tenofovir and two additional patents related to emtricitabine. In the notice related to Atripla, Teva challenged four patents related to tenofovir, two additional patents related to emtricitabine and two patents related to efavirenz. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, BMS and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz. We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Atripla and Viread in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve Teva’s request to manufacture a generic version of such products.

In addition, in August 2009, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting documents regarding the development, marketing and sales of Ranexa. We have been cooperating and will continue to cooperate with any related governmental inquiry.

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

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, our portion of the non-tax deductible pharmaceutical excise tax that we will be required to pay starting in 2011 as a result of the enactment of U.S. healthcare reform legislation, the accounting for stock options and other share-based payments, mergers and acquisitions, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our net income.

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

In January 2010, our Board authorized a program for the repurchase of our common stock in an amount of up to $1.00 billion through open market and private block transactions pursuant to Rule 10b5-1 plans or privately negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements. This repurchase plan expires in January 2011. As of March 31, 2010, the remaining authorized amount of stock repurchases that may be made under this program was $837.5 million. In May 2010, we completed the $1.00 billion stock repurchase program authorized by our Board in January 2010 by repurchasing and retiring 20,701,083 shares of our common stock at an average purchase price of $40.46 per share for an aggregate purchase price of $837.5 million through open market transactions. Under this $1.00 billion stock repurchase program, we repurchased and retired an aggregate of 24,136,500 shares of our common stock at an average purchase price of $41.43 per share.

The table below summarizes our stock repurchase activity for the three months ended March 31, 2010 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2010	9		$47.08	—		$1,000,000
February 1 – February 28, 2010	1,721		$47.49	1,672		$920,533
March 1 – March 31, 2010	1,881		$47.05	1,763		$837,550

Total	3,611	(1)	$47.26	3,435	(1)

(1)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

(1)	2.2	Stockholder Agreement by and between Registrant and Louis G. Lange, dated as of March 12, 2009

(2)	3.1	Restated Certificate of Incorporation of the Registrant, as amended through May 8, 2008

(3)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant

(5)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(9)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(10)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

Exhibit Footnote	Exhibit Number	Description of Document
(11)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(11)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(12)	10.7	Master Confirmation by and between Registrant and Citibank N.A., together with the Supplemental Confirmation, dated as of October 21, 2008

*(13)	10.8	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.9	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.10	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(15)	10.11	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(16)	10.12	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(17)	10.13	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.14	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(19)	10.15	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(20)	10.16	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(17)	10.17	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.18	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.19	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(19)	10.20	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(19)	10.21	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(19)	10.22	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(21)	10.23	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(22)	10.24	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

Exhibit Footnote	Exhibit Number	Description of Document
*(19)	10.25	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(20)	10.26	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*(23)	10.27	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(19)	10.28	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*	10.29	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

*(20)	10.30	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(24)	10.31	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(25)	10.32	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(25)	10.33	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(25)	10.34	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(26)	10.35	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(20)	10.36	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(17)	10.37	Gilead Sciences, Inc. Corporate Bonus Plan

*(17)	10.38	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(27)	10.39	2009 Base Salaries for the Named Executive Officers

*(28)	10.40	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.41	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(14)	10.42	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(20)	10.43	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(29)	10.44	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(18)	10.45	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

Exhibit Footnote	Exhibit Number	Description of Document
+(30)	10.46	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(31)	10.47	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(29)	10.48	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(29)	10.49	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(32)	10.50	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(33)	10.51	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(34)	10.52	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(34)	10.53	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(35)	10.54	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(36)	10.55	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(37)	10.56	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(37)	10.57	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(37)	10.58	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(38)	10.59	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC, dated June 20, 2006

+(39)	10.60	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

Exhibit Footnote	Exhibit Number	Description of Document
+(40)	10.61	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(34)	10.62	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(41)	10.63	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(26)	10.64	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(22)	10.65	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Registrant and Ampac Fine Chemicals LLC, dated March 6, 2008

+(32)	10.66	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(11)	10.67	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

(26)	10.68	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(27)	Information is included in Registrant’s Current Report on Form 8-K filed on January 27, 2009, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(33)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(36)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(37)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(38)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(39)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.
(40)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(41)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: May 10, 2010	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

(1)	2.2	Stockholder Agreement by and between Registrant and Louis G. Lange, dated as of March 12, 2009

(2)	3.1	Restated Certificate of Incorporation of the Registrant, as amended through May 8, 2008

(3)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant

(5)	3.4	Amended and Restated Bylaws of the Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between the Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(9)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(10)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

Exhibit Footnote	Exhibit Number	Description of Document
(11)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(11)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(12)	10.7	Master Confirmation by and between Registrant and Citibank N.A., together with the Supplemental Confirmation, dated as of October 21, 2008

*(13)	10.8	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.9	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.10	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(15)	10.11	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(16)	10.12	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(17)	10.13	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)
*(18)	10.14	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(19)	10.15	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(20)	10.16	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(17)	10.17	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.18	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.19	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(19)	10.20	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(19)	10.21	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(19)	10.22	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(21)	10.23	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

Exhibit Footnote	Exhibit Number	Description of Document

*(22)	10.24	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

*(19)	10.25	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(20)	10.26	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*(23)	10.27	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(19)	10.28	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*	10.29	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

*(20)	10.30	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(24)	10.31	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(25)	10.32	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(25)	10.33	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(25)	10.34	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(26)	10.35	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(20)	10.36	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(17)	10.37	Gilead Sciences, Inc. Corporate Bonus Plan

*(17)	10.38	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(27)	10.39	2009 Base Salaries for the Named Executive Officers
*(28)	10.40	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.41	Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers

*(14)	10.42	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(20)	10.43	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(29)	10.44	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

Exhibit Footnote	Exhibit Number	Description of Document

+(18)	10.45	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(30)	10.46	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(31)	10.47	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(29)	10.48	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(29)	10.49	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(32)	10.50	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(33)	10.51	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(34)	10.52	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(34)	10.53	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(35)	10.54	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(36)	10.55	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(37)	10.56	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(37)	10.57	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(37)	10.58	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(38)	10.59	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC, dated June 20, 2006

Exhibit Footnote	Exhibit Number	Description of Document

+(39)	10.60	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009
+(40)	10.61	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(34)	10.62	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(41)	10.63	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(26)	10.64	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(22)	10.65	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Registrant and Ampac Fine Chemicals LLC, dated March 6, 2008

+(32)	10.66	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(11)	10.67	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

(26)	10.68	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(27)	Information is included in Registrant’s Current Report on Form 8-K filed on January 27, 2009, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(33)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(36)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(37)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(38)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(39)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.
(40)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(41)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.