Form 10-Q
period 2010-06-30
GILEAD SCIENCES INC
filed 2010-08-09
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 30, 2010: 838,632,586

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,482,639	$1,272,958
Short-term marketable securities	518,286	384,017
Accounts receivable, net	1,482,900	1,389,534
Inventories	1,356,606	1,051,771
Deferred tax assets	288,642	295,080
Prepaid taxes	255,752	274,196
Prepaid expenses	80,639	78,111
Other current assets	243,550	66,891

Total current assets	5,709,014	4,812,558
Property, plant and equipment, net	695,043	699,970
Noncurrent portion of prepaid royalties	211,849	226,250
Noncurrent deferred tax assets	78,040	101,498
Long-term marketable securities	2,216,610	2,247,871
Intangible assets	1,494,813	1,524,777
Other noncurrent assets	91,339	85,635

Total assets	$10,496,708	$9,698,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,066,433	$810,544
Accrued government rebates	294,497	248,660
Accrued compensation and employee benefits	106,116	132,481
Income taxes payable	24,362	167,623
Other accrued liabilities	373,725	384,015
Deferred revenues	116,360	122,721
Current portion of other long-term obligations	1,124,230	5,587

Total current liabilities	3,105,723	1,871,631
Long-term deferred revenues	39,526	43,026
Convertible senior notes, net	562,612	1,155,443
Long-term income taxes payable	65,797	87,383
Other long-term obligations	23,050	35,918
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 859,720 and 899,753 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	860	900
Additional paid-in capital	4,540,630	4,376,651
Accumulated other comprehensive income (loss)	189,624	(5,758)
Retained earnings	1,831,381	1,995,272

Total Gilead stockholders’ equity	6,562,495	6,367,065
Noncontrolling interest	137,505	138,093

Total stockholders’ equity	6,700,000	6,505,158

Total liabilities and stockholders’ equity	$10,496,708	$9,698,559

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$1,806,061	$1,568,378	$3,594,124	$3,015,958
Royalty revenues	117,790	73,895	411,471	126,937
Contract and other revenues	3,373	4,882	7,482	34,720

Total revenues	1,927,224	1,647,155	4,013,077	3,177,615

Costs and expenses:
Cost of goods sold	455,525	383,045	895,955	712,459
Research and development	231,066	241,638	449,730	430,417
Selling, general and administrative	248,006	261,411	513,624	465,362

Total costs and expenses	934,597	886,094	1,859,309	1,608,238

Income from operations	992,627	761,061	2,153,768	1,569,377
Interest and other income, net	18,285	12,923	33,930	17,081
Interest expense	(17,764)	(18,484)	(34,719)	(35,155)

Income before provision for income taxes	993,148	755,500	2,152,979	1,551,303
Provision for income taxes	284,021	186,355	591,758	395,582

Net income	709,127	569,145	1,561,221	1,155,721
Net loss attributable to noncontrolling interest	2,934	2,253	5,741	4,789

Net income attributable to Gilead	$712,061	$571,398	$1,566,962	$1,160,510

Net income per share attributable to Gilead common stockholders—basic	$0.81	$0.63	$1.76	$1.28

Shares used in per share calculation—basic	881,802	905,611	891,649	907,684

Net income per share attributable to Gilead common stockholders—diluted	$0.79	$0.61	$1.71	$1.24

Shares used in per share calculation—diluted	898,753	934,478	913,819	938,500

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income	$1,561,221	$1,155,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33,386	28,828
Amortization expense	85,521	62,955
Stock-based compensation expenses	94,888	90,254
Excess tax benefits from stock-based compensation	(60,689)	(33,683)
Tax benefits from employee stock plans	62,722	38,836
Deferred income taxes	29,896	20,409
Other non-cash transactions	3,683	40,944
Changes in operating assets and liabilities:
Accounts receivable, net	(242,381)	(217,911)
Inventories	(317,543)	6,872
Prepaid expenses and other assets	299	10,600
Accounts payable	262,262	43,691
Income taxes payable	(164,847)	50,060
Accrued liabilities	31,091	(15,947)
Deferred revenues	(9,861)	(17,382)

Net cash provided by operating activities	1,369,648	1,264,247

Investing Activities:
Purchases of marketable securities	(2,016,151)	(1,190,277)
Proceeds from sales of marketable securities	1,601,656	992,271
Proceeds from maturities of marketable securities	306,406	239,200
Acquisition of CV Therapeutics, net of cash acquired	—	(1,247,816)
Capital expenditures and other	(27,717)	(184,945)

Net cash used in investing activities	(135,806)	(1,391,567)

Financing Activities:
Proceeds from issuances of common stock	144,291	102,093
Proceeds from credit facility	500,000	400,000
Repurchases of common stock	(1,854,081)	(468,244)
Extinguishment of long term debt	—	(305,383)
Repayments of other long-term obligations	(5,556)	(80)
Excess tax benefits from stock-based compensation	60,689	33,683
Distributions from (to) noncontrolling interest	5,153	(64,103)

Net cash used in financing activities	(1,149,504)	(302,034)

Effect of exchange rate changes on cash	125,343	10,926

Net change in cash and cash equivalents	209,681	(418,428)
Cash and cash equivalents at beginning of period	1,272,958	1,459,302

Cash and cash equivalents at end of period	$1,482,639	$1,040,874

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Gilead Sciences, Inc. (Gilead, we or us) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

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

Because the principal amount of the Notes will be settled in cash, only the conversion spread relating to the Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion prices of $38.75 and $38.10 for the 2011 Notes and 2013 Notes, respectively. The average market prices of our common stock during each of the three and six months ended June 30, 2010 and 2009 exceeded both of the conversion prices of the Notes and the dilutive effect is included in the table below.

Warrants relating to the 2011 Notes and 2013 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80 and $53.90, respectively. The average market prices of our common stock during each of the three and six months ended June 30, 2010 and 2009 did not exceed the warrants’ exercise prices relating to the 2011 or the 2013 Notes; therefore, these warrants did not have a dilutive effect on our net income per share for those periods.

Stock options to purchase approximately 23.4 million and 19.5 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2010, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive. Stock options to purchase approximately 18.6 million and 16.7 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2009, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because the options’ exercise prices were greater than the average market price of our common stock during these periods; therefore, their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Gilead	$712,061	$571,398	$1,566,962	$1,160,510

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	881,802	905,611	891,649	907,684
Effect of dilutive securities:
Stock options and equivalents	16,503	23,877	18,746	24,998
Conversion spread related to the 2011 Notes	81	2,352	1,568	2,766
Conversion spread related to the 2013 Notes	367	2,638	1,856	3,052

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	898,753	934,478	913,819	938,500

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

We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2010.

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

2. FAIR VALUE MEASUREMENTS

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable, short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. The carrying value and fair value of the 2011 and 2013 Notes were $1.19 billion and $1.41 billion, respectively, as of June 30, 2010. The carrying value and fair value of the Notes were $1.16 billion and $1.58 billion, respectively, as of December 31, 2009. The fair value of the Notes was based on their quoted market values. The remaining financial instruments are reported on our Condensed Consolidated Balance Sheets at amounts that approximate current fair values.

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

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$770,955	$—	$—	$770,955	$289,790	$—	$—	$289,790
U.S. government sponsored entity debt securities	—	865,274	—	865,274	—	877,638	—	877,638
Municipal debt securities	—	6,896	—	6,896	—	433,474	—	433,474
Corporate debt securities	—	869,476	—	869,476	—	783,282	—	783,282
Residential mortgage-backed securities	—	83,055	—	83,055	—	112,972	—	112,972
Student loan-backed securities	—	—	94,062	94,062	—	—	104,823	104,823
Other debt securities	—	86,817	—	86,817	—	74,297	839	75,136

Total debt securities	770,955	1,911,518	94,062	2,776,535	289,790	2,281,663	105,662	2,677,115
Equity securities	2,455	—	—	2,455	3,470	—	—	3,470
Derivatives	—	203,355	—	203,355	—	26,198	—	26,198

	$773,410	$2,114,873	$94,062	$2,982,345	$293,260	$2,307,861	$105,662	$2,706,783

Liabilities:
Derivatives	$—	$10,021	$—	$10,021	$—	$47,688	$—	$47,688

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

The following table is a reconciliation of marketable securities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$105,587	$102,593	$105,662	$102,633
Total realized and unrealized gains (losses) included in:
Interest and other income, net	115	—	115	(29)
Other comprehensive income, net	907	3,272	1,767	5,767
Sales of marketable securities	(12,547)	(2,967)	(13,482)	(5,473)
Transfers into Level 3	—	—	—	—

Balance, end of period	$94,062	$102,898	$94,062	$102,898

Total losses included in interest and other income, net attributable to the change in unrealized losses relating to assets still held at the reporting date	$—	$—	$—	$(29)

Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer. Marketable securities, measured at fair value using Level 3 inputs, are substantially comprised of auction rate securities within our available-for-sale investment portfolio. The underlying assets of our auction rate securities are comprised of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of four to eight years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed securities as well as other fixed income securities adjusted for an illiquidity discount resulting in an annual discount rate of 2.28%. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2040 and have annual interest rates ranging from 0.30% to 1.19%. As of June 30, 2010, our auction rate securities continued to earn interest.

Our auction rate securities were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009. Although there continued to be failed auctions as well as lack of market activity and liquidity in 2010, we believe we had no other-than-temporary impairments on these securities as of June 30, 2010 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

3. AVAILABLE-FOR-SALE SECURITIES

The following table is a summary of available-for-sale debt and equity securities recorded in cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
Debt securities:
U.S. treasury securities	$762,840	$8,117	$(2)	$770,955
U.S. government sponsored entity debt securities	854,526	10,755	(7)	865,274
Municipal debt securities	6,876	20	—	6,896
Corporate debt securities	856,903	12,666	(93)	869,476
Residential mortgage-backed securities	81,920	1,482	(347)	83,055
Student loan-backed securities	102,451	—	(8,389)	94,062
Other debt securities	85,573	1,250	(6)	86,817

Total debt securities	2,751,089	34,290	(8,844)	2,776,535
Equity securities	1,451	1,004	—	2,455

Total	$2,752,540	$35,294	$(8,844)	$2,778,990

December 31, 2009
Debt securities:
U.S. treasury securities	$289,055	$844	$(109)	$289,790
U.S. government sponsored entity debt securities	870,134	7,940	(436)	877,638
Municipal debt securities	429,583	3,986	(95)	433,474
Corporate debt securities	773,573	10,739	(1,030)	783,282
Residential mortgage-backed securities	111,326	1,741	(95)	112,972
Student loan-backed securities	115,400	—	(10,577)	104,823
Other debt securities	74,057	1,181	(102)	75,136

Total debt securities	2,663,128	26,431	(12,444)	2,677,115
Equity securities	1,451	2,019	—	3,470

Total	$2,664,579	$28,450	$(12,444)	$2,680,585

As of June 30, 2010 and December 31, 2009, other debt securities consisted primarily of foreign government and agency securities as well as other asset-backed securities.

The following table summarizes the classification of the available-for-sale debt and equity securities on our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$44,094	$48,697
Short-term marketable securities	518,286	384,017
Long-term marketable securities	2,216,610	2,247,871

Total	$2,778,990	$2,680,585

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$558,836	$562,382	$429,980	$432,714
Greater than one year but less than five years	2,007,882	2,037,037	1,878,589	1,898,183
Greater than five years but less than ten years	20,024	20,811	56,895	57,585
Greater than ten years	164,346	156,305	297,664	288,633

Total	$2,751,088	$2,776,535	$2,663,128	$2,677,115

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross realized gains on sales	$7,464	$2,436	$9,298	$7,374
Gross realized losses on sales	$(1,900)	$(606)	$(2,174)	$(957)

The cost of securities sold was determined based on the specific identification method.

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
Debt securities:
U.S. treasury securities	$(2)	$22,512	$—	$—	$(2)	$22,512
U.S. government sponsored entity debt securities	(7)	18,758	—	—	(7)	18,758
Municipal debt securities	—	—	—	—	—	—
Corporate debt securities	(93)	50,198	—	—	(93)	50,198
Residential mortgage-backed securities	(347)	29,294	—	—	(347)	29,294
Student loan-backed securities	—	—	(8,389)	94,062	(8,389)	94,062
Other debt securities	(6)	3,061	—	—	(6)	3,061

Total	$(455)	$123,823	$(8,389)	$94,062	$(8,844)	$217,885

December 31, 2009
Debt securities:
U.S. treasury securities	$(109)	$97,871	$—	$—	$(109)	$97,871
U.S. government sponsored entity debt securities	(436)	140,233	—	—	(436)	140,233
Municipal debt securities	(95)	65,377	—	—	(95)	65,377
Corporate debt securities	(1,030)	218,739	—	—	(1,030)	218,739
Residential mortgage-backed securities	(95)	29,011	—	—	(95)	29,011
Student loan-backed securities	—	—	(10,577)	104,823	(10,577)	104,823
Other debt securities	(102)	29,698	—	—	(102)	29,698

Total	$(1,867)	$580,929	$(10,577)	$104,823	$(12,444)	$685,752

As of June 30, 2010 and December 31, 2009, approximately 17% and 32%, respectively, of the total number of securities were in an unrealized loss position. The gross unrealized losses for the auction rate securities were caused by a higher discount rate used in the valuation of these securities as compared to the coupon rates of these securities. The gross unrealized losses for the other securities were primarily the result of an increase in the yield-to-maturity of the underlying securities. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2010 and December 31, 2009 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

During the three and six months ended June 30, 2010, the net unrealized gains on available-for-sale securities included in accumulated other comprehensive income (OCI) were $6.9 million and $8.7 million, respectively. During the three and six months ended June 30, 2010, gains of $3.1 million and $4.0 million, respectively, were reclassified out of accumulated OCI into interest and other income, net. During the three and six months ended June 30, 2009, the net unrealized gains on available-for-sale securities included in accumulated OCI were $8.0 million and $13.4 million, respectively. During the three and six months ended June 30, 2009, gains of $1.3 million and $4.1 million, respectively were reclassified out of accumulated OCI into interest and other income, net.

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

Foreign currency exchange contracts used to hedge forecasted product sales are designated as cash flow hedges. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified, all with maturities of 18 months or less. At the inception of a hedging relationship and on a quarterly basis, we assess hedge effectiveness on a prospective basis by performing a regression analysis taking the change in cash flow of the underlying contract and regressing it against the change in cash flow of the hedge instrument. We assess hedge effectiveness on a retrospective basis using a dollar offset approach monthly. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in interest and other income, net. The effective component of the hedge is recorded in accumulated OCI or loss within stockholders’ equity as an unrealized gain or loss on the hedging instrument. When the hedged forecasted transactions occur, the hedges are de-designated and the unrealized gains and losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at June 30, 2010 will be reclassified to product sales within 12 months.

We had notional amounts on foreign currency exchange forward contracts outstanding of $3.54 billion and $3.45 billion at June 30, 2010 and December 31, 2009, respectively.

The following table summarizes information about the fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2010
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$186,475	Other accrued liabilities	$9,097
Foreign currency exchange contracts	Other noncurrent assets	16,849	Other long-term obligations	908

Total derivatives designated as hedges		203,324		10,005

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	31	Other accrued liabilities	16

Total derivatives not designated as hedges		31		16

Total derivatives		$203,355		$10,021

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$16,183	Other accrued liabilities	$45,482
Foreign currency exchange contracts	Other noncurrent assets	10,010	Other long-term obligations	2,180

Total derivatives designated as hedges		26,193		47,662

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	5	Other accrued liabilities	26

Total derivatives not designated as hedges		5		26

Total derivatives		$26,198		$47,688

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Derivatives designated as hedges:
Net gains (losses) recognized in OCI (effective portion)	$143,074	$(70,477)	$250,344	$38,637
Net gains reclassified from accumulated OCI into product sales (effective portion)	$32,029	$35,239	$37,554	$73,057
Net gains (losses) recognized in interest and other income, net (ineffective portion and amounts excluded from effectiveness testing)	$(1,892)	$589	$(1,665)	$(15,530)
Derivatives not designated as hedges:
Net gains (losses) recognized in interest and other income, net	$83,943	$(47,322)	$138,834	$9,040

The net unrealized gains related to our cash flow hedges included in accumulated OCI, net of taxes, were $186.1 million at June 30, 2010. Net unrealized losses related to our cash flow hedges included in accumulated OCI, net of taxes, were $16.5 million at December 31, 2009.

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

During the second quarter of 2009, we approved a plan to realize certain synergies between CV Therapeutics and us, re-align our cardiovascular operations and eliminate certain redundancies. The restructuring plan included consolidation and re-alignment of the cardiovascular research and development (R&D) organization, our exit from certain facilities and the termination of certain contractual obligations. As a result of this restructuring plan, we recorded $0.6 million and $0.7 million in selling, general and administrative (SG&A) expenses and R&D expenses, respectively, during the three months ended June 30, 2010, primarily related to employee severance and lease termination costs. For the six months ended June 30, 2010, we recorded $13.2 million and $2.8 million in SG&A expenses and R&D expenses, respectively. To date, we recorded approximately $39.4 million and $28.5 million in SG&A expenses and R&D expenses, respectively, primarily related to employee severance, relocation and termination benefits, lease termination costs and other facilities-related expenses. We expect to incur an additional $1.6 million in the second half of 2010 bringing the total amount to be incurred in connection with our restructuring plan to be approximately $37.0 million for employee severance, relocation and termination benefits and $32.5 million for facilities-related expenses.

The following table summarizes the restructuring liabilities accrued for and changes in those amounts during the period for the restructuring plan discussed above (in thousands):

	Employee Severance and Termination Benefits	Facilities Related Costs
Balance at December 31, 2008	$—	$—
Costs incurred during the period	33,797	9,880
Costs paid or settled during the period	(24,108)	(545)

Balance at December 31, 2009	9,689	9,335
Costs incurred during the period	829	12,243
Costs paid or settled during the period	(8,513)	(1,431)

Balance at March 31, 2010	2,005	20,147
Costs incurred during the period	815	0
Costs paid or settled during the period	(1,916)	(1,405)

Balance at June 30, 2010	$904	$18,742

During the second quarter of 2010, we implemented a plan to close our operations in Durham, North Carolina and consolidate our liver disease work in Foster City, California. The restructuring plan includes consolidation of the liver disease R&D organization and our exit from certain facilities. We expect to complete this plan by December 2010. As a result of this restructuring plan, we recorded employee severance and termination benefits of $0.3 million and $1.4 million in SG&A and R&D expenses, respectively, during the three months ended June 30, 2010. We expect to incur an additional $22.6 million in the second half of 2010 bringing the total amount to be incurred in connection with this restructuring plan to be approximately $12.3 million for employee severance, relocation and termination benefits and $12.0 million for facilities-related expenses.

6. INVENTORIES

Inventories are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$540,299	$333,582
Work in process	440,725	392,042
Finished goods	375,582	326,147

Total	$1,356,606	$1,051,771

As of June 30, 2010 and December 31, 2009, the joint ventures formed by Gilead and BMS, which are included in our Condensed Consolidated Financial Statements, held $954.0 million and $667.8 million in inventory, respectively, of efavirenz active pharmaceutical ingredient purchased from BMS at BMS’s estimated net selling price of efavirenz.

7. INTANGIBLE ASSETS

The following table summarizes the carrying amount of our intangible assets (in thousands):

	June 30, 2010	December 31, 2009
Goodwill	$462,558	$462,558
Finite lived intangible assets	893,355	923,319
Indefinite lived intangible assets	138,900	138,900

Total	$1,494,813	$1,524,777

The following table summarizes our finite-lived intangible assets (in thousands):

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset—Ranexa	$688,400	$38,344	$688,400	$21,889
Intangible asset—Lexiscan	262,800	31,107	262,800	18,235
Other	22,095	10,489	22,095	9,852

Total	$973,295	$79,940	$973,295	$49,976

Amortization expense related to intangible assets was $15.0 million and $30.0 million for the three and six months ended June 30, 2010, respectively, and was recorded primarily in cost of goods sold in our Condensed Consolidated Statements of Income. Amortization expense related to intangible assets was $12.8 million and $13.5 million for the three and six months ended June 30, 2009, respectively, and was recorded primarily in cost of goods sold in our Condensed Consolidated Statements of Income.

As of June 30, 2010, the estimated future amortization expense associated with our intangible assets for the remaining six months of 2010 and each of the five succeeding fiscal years are as follows (in thousands):

Fiscal Year	Amount
2010 (remaining six months)	$29,962
2011	73,707
2012	86,627
2013	95,302
2014	99,790
2015	104,216

Total	$489,604

As of both June 30, 2010 and December 31, 2009, we had indefinite-lived intangible assets of $138.9 million related to purchased in-process R&D from our acquisition of CV Therapeutics.

8. COLLABORATIVE ARRANGEMENTS

As a result of entering into strategic collaborations from time to time, we may hold investments in non-public companies. We review our interests in our investee companies for consolidation and/or appropriate disclosure based on applicable guidance. As of June 30, 2010, we determined that certain of our investee companies are variable interest entities; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.

Bristol-Myers Squibb Company

North America

In December 2004, we entered into a collaboration arrangement with BMS in the United States to develop and commercialize a single tablet regimen containing our Truvada and BMS’s Sustiva (efavirenz), which we sell as Atripla. The collaboration is structured as a joint venture and operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. The ownership interests of the joint venture and thus the sharing of product revenue and costs reflect the respective economic interests of BMS and us and are based on the proportions of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both BMS’s and our respective economic interests in the joint venture may vary annually.

We share marketing and sales efforts with BMS and both parties are obligated to provide equivalent sales force efforts for a minimum number of years. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. In July 2006, the joint venture received approval from the FDA to sell Atripla in the United States. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada and in October 2007, the joint venture received approval from Health Canada to sell Atripla in Canada. As of June 30, 2010 and December 31, 2009, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of June 30, 2010 and December 31, 2009, total assets of the joint venture were $1.53 billion and $1.40 billion, respectively, and consisted primarily of cash and cash equivalents, accounts receivable (including intercompany receivables with Gilead) and inventories. As of June 30, 2010 and December 31, 2009, total liabilities of the joint venture were $1.16 billion and $1.03 billion, respectively and consisted primarily of accounts payable (including intercompany payables with Gilead) and other accrued expenses. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we are the primary beneficiary of the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets.

Europe

In December 2007, Gilead Sciences Limited (GSL), one of our wholly-owned subsidiaries in Ireland, and BMS entered into a collaboration arrangement to commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS’s estimated net selling price of efavirenz in the European Territory. We are responsible for product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we co-promote Atripla with BMS. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. In December 2007, the European Commission approved Atripla for sale in the European Union. As of June 30, 2010 and December 31, 2009, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.

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

9. CREDIT FACILITY

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. In May 2010, we borrowed $500.0 million under the credit agreement to fund our stock repurchases. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. The credit agreement will terminate and all amounts owing thereunder shall be due and payable in December 2012. We expect to repay the $500.0 million loan by the end of 2010 using proceeds from our convertible notes issued in July 2010. As of June 30, 2010, we had $4.5 million letters of credit outstanding under the credit agreement and the amount available under the credit agreement was approximately $745.5 million. We are required to comply with certain covenants under the credit agreement and as of June 30, 2010, we were in compliance with all such covenants.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Since November 2003, we have been defending a class action securities lawsuit purportedly brought on behalf of a class made up of all purchasers of our stock between July 14 and October 28, 2003. The lawsuit names Gilead and six current and former executives of Gilead as defendants. The lawsuit alleges that the defendants violated federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated by the SEC, by making certain alleged false and misleading statements. On May 12, 2006, the United States District Court for the Northern District of California (the District Court) executed orders dismissing in its entirety and with prejudice the fourth consolidated amended complaint. The plaintiffs appealed the dismissal. On August 11, 2008, the United States Court of Appeals for the Ninth Circuit reversed the District Court’s decision and remanded the case to the District Court. On February 6, 2009, we filed a petition for a writ of certiorari with the Supreme Court of the United States, requesting that the court review the judgment of the court of appeals. In April 2009, the Supreme Court denied the petition. On February 13, 2009, we filed a further motion to dismiss the fourth consolidated amended complaint on alternative grounds. On June 3, 2009, the District Court granted in part and denied in part our motion to dismiss and gave plaintiffs leave to amend the complaint. On July 10, 2009, plaintiffs filed a fifth consolidated amended complaint. We filed a motion to dismiss the fifth consolidated amended complaint, which the District Court heard on October 9, 2009. In an order dated October 13, 2009, the Court granted in part and denied in part our motion to dismiss. On November 16, 2009, we filed an answer to the fifth consolidated amended complaint. In March 2010, we agreed to settle the dispute. Under the terms of the proposed settlement, the plaintiffs will dismiss the action and release all claims against Gilead and each of the individual defendants. In exchange, we agreed to pay $8.25 million to the class members. The proposed settlement amount will be paid in full by our insurance carriers. Further, Gilead and the individual defendants continue to deny that they committed any act or omission giving rise to any liability and/or violation of law. On July 7, 2010, the District Court issued an order granting preliminary approval to the settlement. The District Court will hold a hearing on November 5, 2010 to determine whether to grant final approval of the settlement.

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

11. STOCK-BASED COMPENSATION EXPENSES

The following table summarizes the stock-based compensation expenses included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of goods sold	$2,967	$2,771	$5,820	$6,025
Research and development expenses	21,521	24,321	41,590	41,276
Selling, general and administrative expenses	23,559	27,189	47,478	48,025

Stock-based compensation expenses included in total costs and expenses	48,047	54,281	94,888	95,326
Income tax effect	(13,652)	(14,320)	(26,080)	(25,077)

Stock-based compensation expenses included in net income	$34,395	$39,961	$68,808	$70,249

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

In May 2010, we completed the $1.0 billion, one-year stock repurchase program that was previously authorized in January 2010 and we announced a new $5.0 billion, three-year stock repurchase program which was authorized by our Board of Directors (Board). During the three and six months ended June 30, 2010, we utilized $1.69 billion and $1.85 billion of cash to repurchase and retire 44.3 million and 47.8 million shares of our common stock, respectively, under these plans at an average purchase price of $38.14 and $38.80 per share.

As of June 30, 2010, the remaining authorized amount of stock repurchases that may be made under our $5.0 billion repurchase program was $4.15 billion.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (APIC) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the six months ended June 30, 2010, we reduced common stock and APIC by an aggregate of $137.7 million and charged $1.73 billion to retained earnings.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$709,127	$569,145	$1,561,221	$1,155,721
Other comprehensive income:
Net foreign currency translation loss	(2,345)	10,681	(11,754)	7,215
Net unrealized gain on available-for-sale securities, net of related tax effects	3,774	6,684	4,628	9,258
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	104,722	(105,716)	202,508	(34,420)

Total other comprehensive income	106,151	(88,351)	195,382	(17,947)

Comprehensive income	815,278	480,794	1,756,603	1,137,774
Comprehensive loss attributable to noncontrolling interest	2,934	2,253	5,741	4,789

Comprehensive income attributable to Gilead	$818,212	$483,047	$1,762,344	$1,142,563

13. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment because our major products, Atripla, Truvada, Viread and AmBisome, which together accounted for substantially all of our total product sales for the three and six months ended June 30, 2010 and 2009, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Antiviral products:
Atripla	$715,804	$569,142	$1,408,676	$1,079,025
Truvada	641,682	608,079	1,299,481	1,198,432
Viread	176,172	158,925	356,858	319,530
Hepsera	51,334	67,074	109,458	139,788
Emtriva	6,745	7,096	13,901	14,272

Total antiviral products	1,591,737	1,410,316	3,188,374	2,751,047
AmBisome	78,174	73,310	155,223	137,581
Letairis	60,348	44,128	115,847	83,708
Ranexa	60,460	36,065	111,703	36,065
Other	15,342	4,559	22,977	7,557

Total product sales	$1,806,061	$1,568,378	$3,594,124	$3,015,958

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$1,039,883	$871,273	$2,052,367	$1,674,433
Outside of the United States:
Switzerland	99,838	64,881	361,083	109,591
France	125,362	111,771	250,079	205,299
Spain	112,965	109,541	237,285	207,612
United Kingdom	99,529	85,578	217,699	184,230
Italy	86,864	80,313	183,124	160,199
Germany	54,995	59,949	125,007	137,157
Other European countries	171,981	138,342	331,694	279,465
Other countries	135,807	125,507	254,739	219,629

Total revenues outside of the United States	887,341	775,882	1,960,710	1,503,182

Total revenues	$1,927,224	$1,647,155	$4,013,077	$3,177,615

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cardinal Health, Inc.	18%	18%	17%	19%
McKesson Corp.	14%	13%	13%	13%
AmerisourceBergen Corp.	13%	11%	12%	11%

14. INCOME TAXES

Our income tax rate of 28.6% and 27.5% for the three and six months ended June 30, 2010, respectively, differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For federal income tax purposes, the statute of limitations is open for 2003 and onwards. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their net operating losses and credits carried over from prior years. For California income tax purposes, the statute of limitations is open for 2002 and onwards.

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

As of June 30, 2010, we believe it is reasonably possible that our unrecognized tax benefits will decrease by approximately $6.0 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities around some of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.

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

15. SUBSEQUENT EVENTS

Acquisition of CGI Pharmaceuticals, Inc.

In June 2010, we signed an agreement to acquire CGI Pharmaceuticals, Inc. (CGI) for up to $120 million in cash, the majority as an upfront payment and the remaining based on the achievement of clinical development milestones. This transaction closed on July 8, 2010, at which time CGI became a wholly-owned subsidiary of Gilead. CGI was a privately-held development stage pharmaceutical company based in Branford, Connecticut, primarily focused on small molecule chemistry and protein kinase biology. The lead preclinical compound from CGI’s library of proprietary small molecule kinase inhibitors targets spleen tyrosine kinase (Syk) and could have unique applications for the treatment of serious inflammatory diseases, including rheumatoid arthritis. We believe the acquisition will provide us with an opportunity to expand our research efforts in an interesting and promising area of drug discovery. Given the timing of the closing of this acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and certain disclosures pertaining to contingent consideration.

2014 and 2016 Convertible Senior Notes

In July 2010, we issued $1.25 billion of convertible senior notes due in 2014 (2014 Notes) and $1.25 billion of convertible senior notes due in 2016 (2016 Notes) in a private placement pursuant to Rule 144A of the Securities

Act of 1933, as amended. The 2014 Notes and the 2016 Notes were issued at par and bear interest rates of 1.00% and 1.625%, respectively. The aggregate principal amount of the 2014 and 2016 Notes sold reflects the full exercise by the initial purchasers of their option to purchase additional Notes to cover over-allotments. The initial conversion rate for the 2014 Notes is 22.1845 shares per $1,000 principal amount of 2014 Notes (which represents an initial conversion price of approximately $45.08 per share), and the initial conversion rate for the 2016 Notes is 22.0214 shares per $1,000 principal amount of 2016 Notes (which represents an initial conversion price of approximately $45.41 per share). The conversion rates are subject to customary anti-dilution adjustments.

The 2014 and 2016 Notes may be converted only under the following circumstances: 1) during any calendar quarter beginning after September 30, 2010 if the closing price of our common stock for at least 20 trading days during the last 30 consecutive trading day period of the previous quarter is more than 130% of the applicable conversion price per share, 2) during the five business day period after any ten consecutive trading day period in which, for each trading day of such period, the trading price per $1,000 principal amount of the relevant notes was less than 98% of the product of the closing price of our common stock and the applicable conversion rate on such trading day, or 3) upon the occurrence of specified corporate events, such as the distribution of warrants to our stockholders that would entitle them to purchase shares of our common stock at a price below the average closing price for our stock during the ten days prior to the announcement of such distribution. Generally speaking, upon conversion, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the note or (ii) the conversion value for such note, as measured under the indenture governing the relevant notes. If the conversion value exceeds the principal amount, we may also deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of the principal amount. If the 2014 and 2016 Notes are converted in connection with a change in control, we may be required to provide a make whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any.

Concurrent with the issuance of the 2014 and 2016 Notes, we purchased convertible note hedges in private transactions at a cost of $362.6 million, which will be tax deductible over the life of the notes. We also sold warrants in private transactions and received net proceeds of $155.4 million from the sale of the warrants. The convertible note hedges and warrants are intended to reduce the potential economic dilution upon future conversions of the 2014 and 2016 Notes by effectively increasing the initial conversion price to $56.763 per share for the 2014 Notes and $60.102 per share for the 2016 Notes. The net cost of $207.2 million of the convertible note hedge and warrant transactions will be recorded in stockholders’ equity.

The convertible note hedges cover, subject to customary anti-dilution adjustments, 55.3 million shares of our common stock at strike prices that initially correspond to the initial conversion prices of the 2014 and 2016 Notes and are subject to adjustments similar to those applicable to the conversion price of the related notes. If the market value per share of our common stock at the time of conversion of the 2014 and 2016 Notes is above the strike price of the applicable convertible note hedges, we will be entitled to receive from the counterparties in the transactions shares of our common stock or, to the extent we have made a corresponding election with respect to the related convertible notes, cash or a combination of cash and shares of our common stock, at our option, for the excess of the market value of the common stock over the strike price of the convertible note hedges. The convertible note hedges will terminate upon the maturity of the 2014 and 2016 Notes or when none of the 2014 and 2016 Notes remain outstanding due to conversion or otherwise. There are 55.3 million shares of our common stock underlying the warrants, subject to customary anti-dilution adjustments. The warrants have strike prices of $56.763 per share (for the warrants expiring in 2014) and $60.102 per share (for the warrants expiring in 2016) and are exercisable only on their respective expiration dates. If the market value of our common stock at the time of the exercise of the applicable warrants exceeds their respective strike prices, we will be required to net settle in cash or shares of our common stock, at our option, with the respective counterparties for the value of the warrants in excess of the warrant strike prices.

We expect to use the net proceeds to repurchase at least $1.0 billion of our common stock, including the repurchase of 7.4 million shares of our common stock for $248.0 million contemporaneously with the closing of the sale of our 2014 and 2016 Notes. The remaining proceeds will be used to pay off existing indebtedness and make additional repurchases of our common stock.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2009 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2010 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are presented in U.S. dollars.

Management Overview

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Australia. We market products in the HIV/AIDS, liver disease, respiratory and cardiovascular/metabolic therapeutic areas. Our products comprise Truvada® (emtricitabine and tenofovir disoproxil fumarate), Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B; AmBisome® (amphotericin B liposome for injection) for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Ranexa® (ranolazine) for the treatment of chronic angina; Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection and Cayston® (aztreonam for inhalation solution) as a treatment to improve respiratory symptoms in cystic fibrosis (CF) patients with Pseudomonas aeruginosa (P. aeruginosa). In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements. For example, F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) for the treatment and prevention of influenza; GlaxoSmithKline Inc. (GSK) markets Hepsera for the treatment of chronic hepatitis B in certain territories outside of the United States; GSK also markets Volibris™ (ambrisentan) outside of the United States for the treatment of PAH; Astellas Pharma US, Inc. markets AmBisome for the treatment of severe fungal infections in the United States and Canada; Astellas US LLC markets Lexiscan® (regadenoson) injection in the United States for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging; and Japan Tobacco Inc. markets Truvada, Viread and Emtriva in Japan.

Business Highlights

In the HIV area, in the second quarter of 2010, we initiated both of the Phase 3 clinical studies for our complete single-tablet fixed-dose regimen containing elvitegravir, cobicistat (formerly GS 9350) and Truvada. The two Phase 3 studies are evaluating the single-tablet fixed-dose regimen versus a standard of care among HIV-infected treatment-naïve patients. In the second quarter of 2010, we also initiated a Phase 3 study evaluating the efficacy, safety and tolerability of cobicistat, our pharmacoenhancer that is in development as a boosting agent for certain HIV medicines and other antivirals.

Also in the HIV area, in collaboration with Tibotec Pharmaceuticals (Tibotec), we are developing a new once-daily fixed-dose combination containing our Truvada and Tibotec’s investigational non-nucleoside reverse transcriptase inhibitor, TMC278 (rilpivirine). In April 2010, Johnson & Johnson, which owns Tibotec, announced that the two Phase 3 studies for TMC278 met the primary efficacy objective of non-inferiority as compared to efavirenz. Also in April 2010, we announced that we obtained data supporting bioequivalence of a formulation of the fixed-dose combination of Truvada and TMC278. In July 2010, data from the two Phase 3 studies evaluating TMC278 as a treatment for HIV in treatment-naïve patients was presented by Johnson & Johnson at the International AIDS Conference taking place in Vienna, Austria. Also in July 2010, Johnson and Johnson announced that it submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for TMC278 for once-daily use with other antiretroviral agents in treatment-naïve HIV-1-infected adults. We anticipate submitting a NDA to the FDA for the fixed-dose combination of Truvada and TMC278 following the FDA’s validation of this NDA.

In the liver disease area, in particular for hepatitis C, we have five small molecules in clinical development with two more molecules expected to enter into the investigational new drug stage. This provides us with six classes of small molecules that we expect to explore in various combinations. In July 2010, John McHutchison, MD, joined Gilead as Senior Vice President, Liver Disease Therapeutics to lead the efforts to advance discovery and development programs in the liver disease area.

In the respiratory area, in June 2010, we announced that our head-to-head Phase 3 clinical trial of Cayston versus tobramycin inhalation solution in CF patients with P. aeruginosa achieved one of its co-primary endpoints of non-inferiority for mean percent change in forced expiratory volume in one second (FEV1) percent predicted after 28 days of treatment.

In July 2010, we completed the acquisition of CGI Pharmaceuticals, Inc. (CGI) for up to $120 million in cash, the majority as an upfront payment and the remaining based on the achievement of certain clinical development milestones. CGI was a privately-held development stage pharmaceutical company based in Branford, Connecticut, primarily focused on small molecule chemistry and protein kinase biology. The lead preclinical compound from CGI’s library of proprietary small molecule kinase inhibitors targets spleen tyrosine kinase (Syk) and could have unique applications for the treatment of serious inflammatory diseases, including rheumatoid arthritis. We believe the acquisition will provide us with an opportunity to expand our research efforts in an interesting and promising area of drug discovery.

Financial Highlights

Our operating results for the three months ended June 30, 2010 were led by total product sales of $1.81 billion, an increase of 15% over total product sales of $1.57 billion for the three months ended June 30, 2009. The increase in product sales was driven primarily by our antiviral franchise (Atripla, Truvada, Viread, Hepsera and Emtriva), due primarily to the strong growth in sales of Atripla. Atripla contributed $715.8 million, or 45%, to our second quarter 2010 antiviral product sales. Atripla product sales for the three months ended June 30, 2010 increased 26% from the same period in 2009 primarily due to sales volume growth in the United States and Europe. The growth of Atripla product sales and its increased proportion to overall product sales caused total product gross margin to decrease to 75% in the three months ended June 30, 2010 from 76% in the same period of 2009, due primarily to the efavirenz component of Atripla sales at zero gross margin. Truvada product sales for the three months ended June 30, 2010 comprised $641.7 million, or 40% of our second quarter 2010 antiviral product sales. Truvada product sales for the three months ended June 30, 2010 increased 6% from the three months ended June 30, 2009 primarily due to increased prices in the United States as well as sales volume growth in the United States and Europe. Our newest product, Cayston, also contributed $10.5 million in its first full quarter of sales in both the United States and certain countries of Europe. Foreign currency exchange had an unfavorable impact of $16.3 million and $19.5 million on our second quarter 2010 revenues and pre-tax earnings, respectively, compared to the second quarter of 2009.

Product sales in the United States were driven primarily by our antiviral franchise but also reflected significant growth from our cardiovascular franchise. Antiviral product sales in the United States increased 14% in the second quarter of 2010 compared to the same quarter in 2009, resulting from the continued strong growth of patient and market share in the United States. Compared to the first quarter of 2010, antiviral product sales in the United States were relatively flat for the second quarter of 2010 as strong demand for our antiviral products was offset by lower purchasing from non-retail outlets, particularly ADAPs, which is consistent with what we have seen historically in the second quarter of each calendar year. With respect to our cardiovascular franchise, Ranexa sales were $60.5 million in the second quarter of 2010, reflecting a continued growth in demand as Ranexa prescriptions have increased by 54% since our acquisition of CV Therapeutics in April 2009. Furthermore, Letairis sales contributed $60.3 million to our second quarter 2010 product sales in the United States, reflecting a 37% increase from the second quarter of 2009 and 9% increase from the first quarter of 2010.

Product sales in Europe were driven by antiviral product sales, which increased 9% in the second quarter of 2010 compared to the same quarter in 2009, due to a strong continued growth in demand. Compared to the first quarter of 2010, antiviral product sales in Europe decreased 4% in the second quarter of 2010 due to the strengthening of the U.S. dollar relative to European currencies and cost containment measures in Europe. Recently, in light of the budget crisis in Europe, many countries in the European Union have imposed cost containment measures including increasing the amount of discounts required on our products. We also believe these measures have caused some purchasers to reduce inventory of our products in the distribution channels and in some cases even at the patient level, which has decreased our revenues and caused fluctuations in our product sales and earnings. Furthermore, if the U.S. dollar continues to strengthen against the European currencies, the relative value of sales made in the respective foreign currency will continue to decrease which will negatively impact our operating results. For example, the decline in European currencies relative to the U.S. dollar contributed to an unfavorable impact of $45.9 million to our second quarter 2010 revenues, excluding the impact of hedging.

Royalty revenues that we recognized from our collaborations with corporate partners were $117.8 million for the three months ended June 30, 2010, an increase of $43.9 million from royalty revenues of $73.9 million for the three months ended June 30, 2009. The increase in royalty revenues was due primarily to increased Tamiflu sales by Roche related to influenza pandemic planning initiatives worldwide. Compared to the first quarter of 2010, Tamiflu royalties decreased significantly in the second quarter of 2010 due to the fulfillment of many of the existing pandemic orders from governments and corporations. Based on Roche’s reported sales of Tamiflu for the three months ended June 30, 2010, we expect Tamiflu royalties to further decrease to approximately $35 million in the third quarter of 2010.

Our research and development (R&D) and selling, general and administrative (SG&A) expenses decreased by $24.0 million, or 5%, for the three months ended June 30, 2010 compared to the same period in 2009. The decrease was due primarily to the severance and termination benefits incurred during the second quarter of 2009 associated with our restructuring activities related to our acquisition of CV Therapeutics, Inc. (CV Therapeutics), the timing of our clinical studies and the acquisition-related transaction costs incurred in the second quarter of 2009, partially offset by the R&D expense reimbursement incurred in the second quarter of 2010 related to our Tibotec TMC278 collaboration.

During the second quarter of 2010, we approved and communicated a plan to close our operations in Durham, North Carolina and consolidate our liver disease work in Foster City, California. We believe that this plan will allow our employees across R&D to collaborate more effectively and further advance our programs in the liver disease area. We expect to close our operations in Durham by December 2010 and incur approximately $24.3 million of restructuring expenses primarily related to employee severance and facilities-related expenses.

Cash, cash equivalents and marketable securities increased by $312.7 million during the six months ended June 30, 2010, driven primarily by our operating cash flows of $1.37 billion, proceeds from borrowings under our credit facility of $500.0 million and proceeds from issuances of common stock under our employee stock plans of $144.3 million, partially offset by repurchases of our common stock under our stock repurchase programs. In May 2010, we completed the $1.0 billion, one-year stock repurchase program that was previously authorized in January 2010 and we announced a new $5.0 billion, three-year stock repurchase program which was authorized by our Board of Directors (Board). During the six months ended June 30, 2010, we utilized $1.85 billion of cash to repurchase and retire 47.8 million shares of our common stock under these plans at an average purchase price of $38.80 per share.

In July 2010, we issued $2.50 billion of convertible senior notes in a private placement and purchased convertible note hedges as well as sold warrants for a net cost of $207.2 million. The cost of the convertible note hedges will be tax deductible over the life of the notes. The convertible note hedges and warrants are intended to reduce the potential economic dilution upon future conversions of the notes by effectively increasing the initial conversion prices of the notes.

We expect to use the net proceeds to repurchase at least $1.0 billion of our common stock, including the repurchase of 7.4 million shares of our common stock for $248.0 million contemporaneously with the closing of the sale of our 2014 and 2016 Notes. The remaining proceeds will be used to pay off existing indebtedness and make additional repurchases of our common stock.

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

We estimate that the full impact of healthcare reform for 2010 will be a reduction of approximately $200 million in U.S. net product sales, and that the majority of this impact will occur in the third and fourth quarters of 2010 since some of the new discount and rebate requirements will take two quarters to fully implement. For 2011, excluding the impact of the new pharmaceutical excise tax, we estimate that the impact of healthcare reform on product sales will be similar to 2010 as a percentage of our U.S. net product sales.

Many of the specific determinations necessary to implement the healthcare reform legislation have yet to be decided and communicated by the federal government. For example, we do not know how many or how quickly patients receiving our product under the Medicare Part D program will reach the “donut hole” or how the pharmaceutical excise tax will be calculated and reflected in our financial results. Based on the information that we have to date, we estimate the 2011 impact of the pharmaceutical excise tax to be less than $50 million. The excise tax is not tax deductible. In calculating the anticipated financial impacts of healthcare reform described above, we have made several estimates and assumptions with respect to our expected payer mix, how the reforms will be implemented and the timing for implementing the various discounts, rebates and fees contained in the legislation.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2010 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Total Revenues

We had total revenues of $1.93 billion for the three months ended June 30, 2010, compared to $1.65 billion for the same period in 2009. We had total revenues of $4.01 billion for the six months ended June 30, 2010, compared to $3.18 billion for the same period in 2009. Included in total revenues were product sales, royalty revenues and contract and other revenues. A significant percentage of our product sales continued to be denominated in foreign currencies and we face exposure to adverse movements in foreign currency exchange rates. We used foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. This reduced, but did not eliminate, fluctuations in sales due to changes in foreign currency exchange rates.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2010	2009
Antiviral products:
Atripla	$715,804	$569,142	26%	$1,408,676	$1,079,025	31%
Truvada	641,682	608,079	6%	1,299,481	1,198,432	8%
Viread	176,172	158,925	11%	356,858	319,530	12%
Hepsera	51,334	67,074	(23)%	109,458	139,788	(22)%
Emtriva	6,745	7,096	(5)%	13,901	14,272	(3)%

Total antiviral products	1,591,737	1,410,316	13%	3,188,374	2,751,047	16%
AmBisome	78,174	73,310	7%	155,223	137,581	13%
Letairis	60,348	44,128	37%	115,847	83,708	38%
Ranexa	60,460	36,065	68%	111,703	36,065	210%
Other	15,342	4,559	237%	22,977	7,557	204%

Total product sales	$1,806,061	$1,568,378	15%	$3,594,124	$3,015,958	19%

Total product sales increased by 15% and 19% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. This increase was due primarily to the strong growth of Atripla sales.

Antiviral Products

Antiviral product sales increased by 13% and 16% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

•	Atripla

Atripla sales increased by 26% and 31% for the three and six months ended June 30, 2010, compared to the same periods in 2009, driven primarily by sales volume growth in the United States and Europe. Atripla sales include the efavirenz portion at zero product gross margin. The efavirenz portion of our Atripla sales was approximately $262.5 million and $518.3 million for the three and six months ended June 30, 2010, respectively and approximately $208.0 million and $395.5 million for the three and six months ended June 30, 2009, respectively. Atripla sales accounted for 45% and 44% of our total antiviral product sales for the three and six months ended June 30, 2010, respectively.

•	Truvada

Truvada sales increased by 6% and 8% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, driven primarily by increased prices in the United States, as well as sales volume growth in the United States and Europe. Truvada sales accounted for 40% and 41% of our total antiviral product sales for the three and six months ended June 30, 2010.

•	Other Antiviral Products

Other antiviral product sales, which include product sales of Viread, Hepsera and Emtriva, were relatively flat for the three and six months ended June 30, 2010, compared to the same periods in 2009, driven primarily by higher Viread sales, partially offset by sales volume decreases in Hepsera.

AmBisome

Sales of AmBisome increased by 7% and 13% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, driven primarily by sales volume growth in certain markets outside of the United States. AmBisome product sales in the United States and Canada relate solely to our sales of AmBisome to Astellas Pharma US, Inc. which are recorded at our manufacturing cost.

Letairis

Sales of Letairis increased by 37% and 38% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, driven primarily by sales volume growth in the United States.

Ranexa

Sales of Ranexa increased by 68% for the three months ended June 30, 2010, compared to the same period in 2009, driven primarily by sales volume growth in the United States. Ranexa sales began on April 15, 2009, the date Gilead acquired CV Therapeutics.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2010	2009		2010	2009
Royalty revenues	$117,790	$73,895	59%	$411,471	$126,937	224%

Our most significant source of royalty revenues for the three and six months ended June 30, 2010 and 2009 was from sales of Tamiflu by Roche. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which Tamiflu is sold.

Royalty revenues for the three months ended June 30, 2010 were $117.8 million, an increase of 59% compared to the same period in 2009, driven primarily by higher Tamiflu royalties from Roche of $83.8 million in the three months ended June 30, 2010, compared to Tamiflu royalties from Roche of $51.9 million in the same period in 2009. Compared to the first quarter of 2010, Tamiflu royalties decreased by $162.5 million in the three months ended June 30, 2010 due to the fulfillment of many of the existing pandemic orders from governments and corporations.

Royalty revenues for the six months ended June 30, 2010 were $411.5 million, an increase of 224% compared to the same period in 2009, driven primarily by higher Tamiflu royalties from Roche of $330.1 million in the six months ended June 30, 2010, compared to Tamiflu royalties from Roche of $85.1 million in the same period in 2009. These increases were primarily driven by increased Tamiflu royalties related to influenza pandemic planning initiatives worldwide.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Total product sales	$1,806,061	$1,568,378	15%	$3,594,124	$3,015,958	19%
Cost of goods sold	$455,525	$383,045	19%	$895,955	$712,459	26%
Product gross margin	75%	76%		75%	76%

Our product gross margin for the three and six months ended June 30, 2010 was 75% compared to 76% for the same periods in 2009. The lower product gross margin for the three and six months ended June 30, 2010 compared to the same periods in 2009 was due primarily to the higher proportion of Atripla sales, which include the efavirenz portion at zero product gross margin. For the six months ended June 30, 2010, the decrease was also due to the amortization associated with the intangible assets acquired in our acquisition of CV Therapeutics in the second quarter of 2009, partially offset by favorable product mix.

Restructuring

During the second quarter of 2010, we approved and communicated a plan to close our operations in Durham, North Carolina and consolidate our liver disease work in Foster City, California. We believe that this plan will allow our employees across R&D to collaborate more effectively and further advance our programs in the liver disease area. We expect to close our operations in Durham by December 2010. As a result of this restructuring plan, we recorded $0.3 million and $1.4 million in SG&A expenses and R&D expenses, respectively, for the three months ended June 30, 2010, primarily related to employee severance and termination benefits costs. We expect to incur an additional $22.6 million in the second half of 2010, bringing the total amount to be incurred in connection with our restructuring plan to be approximately $12.3 million for employee severance, relocation and termination benefits and $12.0 million for facilities-related expenses.

During the second quarter of 2009, we approved a plan to realize certain synergies between CV Therapeutics and us, re-align our cardiovascular operations and eliminate certain redundancies. We recorded $0.6 million and $0.7 million of restructuring expenses in SG&A expenses and R&D expenses, respectively, during the three months ended June 30, 2010, primarily related to employee severance and lease termination costs. For the six months ended June 30, 2010 we recorded $13.2 million and $2.8 million of restructuring expenses in SG&A expenses and R&D expenses, respectively, primarily related to lease termination costs. To date, we recorded approximately $39.4 million and $28.5 million in SG&A expenses and R&D expenses, respectively, primarily related to employee severance, relocation and termination benefits, lease termination costs and other facilities-related expenses. We expect to incur an additional $1.6 million in the second half of 2010, bringing the total amount to be incurred in connection with our restructuring plan to be approximately $37.0 million for employee severance, relocation and termination benefits and $32.5 million for facilities-related expenses.

Research and Development Expenses

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Research and development	$231,066	$241,638	(4)%	$449,730	$430,417	4%

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by CROs, materials and supplies, licenses and fees and overhead allocations consisting of various support and facilities-related costs.

R&D expenses for the three months ended June 30, 2010 decreased by $10.6 million, or 4%, compared to the same period in 2009, due primarily to decreased compensation and benefits expenses of $11.4 million driven by severance and termination benefits incurred during the second quarter of 2009 associated with our restructuring activities related to our acquisition of CV Therapeutics and decreased clinical study expenses of $12.3 million driven primarily by the timing of our clinical studies. This was partially offset by the R&D expense reimbursement related to our Tibotec TMC278 collaboration of $15.7 million.

R&D expenses for the six months ended June 30, 2010 increased by $19.3 million, or 4%, compared to the same period in 2009, due primarily to the R&D expense reimbursement related to our Tibotec TMC278 collaboration of $15.7 million.

Selling, General and Administrative Expenses

The following table summarizes the period over period changes in our SG&A expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Selling, general and administrative	$248,006	$261,411	(5)%	$513,624	$465,362	10%

SG&A expenses for the three months ended June 30, 2010 decreased by $13.4 million, or 5%, compared to the same period in 2009. This was due primarily to decreased compensation and benefits expenses of $14.2 million driven by severance and termination benefits incurred in the second quarter of 2009 associated with our restructuring activities related to our acquisition of CV Therapeutics and acquisition-related transaction costs of $8.2 million incurred in the second quarter of 2009.

SG&A expenses for the six months ended June 30, 2010 increased by $48.3 million, or 10%, compared to the same period in 2009, due primarily to increased facilities-related expenses of $20.1 million related primarily to lease termination costs associated with our restructuring activities and increased promotional expenses of $15.0 million driven primarily by our expanding sales and marketing activities.

Interest and Other Income, Net

Interest and other income, net for the three months ended June 30, 2010 increased by $5.4 million compared to the same period in 2009, due primarily to higher realized gains from the sale of our investments to partially fund our stock repurchases and higher interest income from higher average cash balances, partially offset by unfavorable expense impact from our foreign currency hedging activities. Interest and other income, net for the six months ended June 30, 2010 increased by $16.8 million compared to the same period in 2009, due primarily to decreased costs related to our hedging activities.

Provision for Income Taxes

Our provision for income taxes was $284.0 million and $591.8 million for the three and six months ended June 30, 2010, respectively, compared to $186.4 million and $395.6 million for the three and six months ended June 30, 2009, respectively. Our effective tax rate was 28.6% and 27.5% for the three and six months ended June 30, 2010, respectively, compared to our effective tax rate of 24.7% and 25.5% for the three and six months ended June 30, 2009, respectively. The effective tax rates for the three and six months ended June 30, 2010 were higher than the effective tax rates for the three and six months ended June 30, 2009 as a result of lower earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States as a percentage of total earnings, the expiration of the federal research tax credit as of December 31, 2009 and the resolution of certain tax positions with tax authorities in the three months ended June 30, 2009.

The effective tax rate for the three and six months ended June 30, 2010 differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of June 30, 2010	As of December 31, 2009
Cash, cash equivalents and marketable securities	$4,217,535	$3,904,846
Working capital	$2,603,291	$2,940,927

	Six Months Ended June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$1,369,648	$1,264,247
Investing activities	$(135,806)	$(1,391,567)
Financing activities	$(1,149,504)	$(302,034)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $4.22 billion at June 30, 2010, an increase of $312.7 million or 8% from December 31, 2009. This increase was primarily attributable to net cash provided by operations of $1.37 billion, proceeds from borrowings under our credit facility of $500.0 million, proceeds from issuances of common stock under our employee stock plans of $144.3 million and a favorable exchange rate effect on cash of $125.3 million, partially offset by the $1.85 billion used to repurchase our common stock under our stock repurchase programs.

Working Capital

Working capital was $2.60 billion at June 30, 2010, a decrease of $337.6 million or 11%, from working capital as of December 31, 2009. This decrease was primarily attributable to:

•

an increase of $1.12 billion in the current portion of other long term obligations, primarily driven by $500.0 million in borrowings under our credit facility as well as the reclassification of our convertible senior notes due in 2011 to current liabilities; and

•	an increase of $255.9 million in accounts payable due primarily to the purchases of efavirenz at its estimated net selling price from Bristol-Myers Squibb Company (BMS).

This decrease was partially offset by:

•	an increase of $ 344.0 million in cash, cash equivalents and short term marketable securities; and

•	an increase of $304.8 million in inventories, due primarily to the purchase of efavirenz from BMS.

Cash Provided by Operating Activities

Cash provided by operating activities of $1.37 billion for the six months ended June 30, 2010 primarily related to net income of $1.56 billion, adjusted for non-cash items such as $94.9 million of stock-based compensation expenses, $118.9 million of depreciation and amortization expenses and $62.7 million of tax benefits from employee stock plans, partially offset by $441.0 million of net cash outflow related to changes in operating assets and liabilities and $60.7 million of excess tax benefits from stock option exercises which we reclassified to cash used in financing activities.

Cash provided by operating activities of $1.26 billion for the six months ended June 30, 2009 primarily related to net income of $1.16 billion, adjusted for non-cash items such as $91.8 million of depreciation and amortization and $90.3 million of stock-based compensation expenses, partially offset by $140.0 million of net cash outflow related to changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2010 was $135.8 million, driven by a net use of $108.1 million in purchases of marketable securities and $27.7 million of capital expenditures for the period.

Cash used in investing activities for the six months ended June 30, 2009 was $1.39 billion and primarily related to cash used in our acquisition of CV Therapeutics of $1.25 billion, net of cash and cash equivalents acquired, and capital expenditures of $184.9 million related primarily to the purchase of an office building and land located in Foster City, California.

Cash Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2010 was $1.15 billion, driven primarily by the $1.85 billion used to repurchase our common stock under our stock repurchase programs, partially offset by $500.0 million in proceeds from borrowings under our credit facility, $144.3 million of proceeds from issuances of common stock under our employee stock plans and $60.7 million of excess tax benefits from stock option exercises.

Cash used in financing activities for the six months ended June 30, 2009 was $302.0 million, driven primarily by the $468.2 million used to repurchase our common stock under our stock repurchase program and the $305.4 million used to extinguish the convertible senior notes assumed from the acquisition of CV Therapeutics. The cash outflows were partially offset by proceeds of $400.0 million from borrowings under our credit facility to partially fund the acquisition of CV Therapeutics and proceeds of $102.1 million from issuances of common stock under our employee stock plans.

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. In May 2010, we borrowed $500.0 million under the credit agreement to fund our stock repurchases. The credit agreement will terminate in December 2012 and all unpaid borrowings thereunder shall be due and payable at that time. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part without penalty, subject to certain conditions. We expect to repay the $500.0 million loan by the end of 2010 using proceeds from our convertible notes issued in July 2010. As of June 30, 2010, approximately $745.5 million was available to be drawn down under this credit agreement.

In May 2010, we completed the $1.0 billion, one-year stock repurchase program that was previously authorized in January 2010 and we announced a new $5.0 billion, three-year stock repurchase program which was authorized by our Board. During the six months ended June 30, 2010, we utilized $1.85 billion of cash to repurchase and retire 47.8 million shares of our common stock under these plans at an average purchase price of $38.80 per share. As of June 30, 2010, the remaining authorized amount of stock repurchases that may be made under our $5.0 billion repurchase program was $4.15 billion.

Other Information

In July 2010, we issued $2.50 billion of convertible senior notes in a private placement and purchased convertible note hedges as well as sold warrants for a net cost of $207.2 million. The cost of the convertible note hedges will be tax deductible over the life of the notes. The convertible note hedges and warrants are intended to reduce the potential economic dilution upon future conversions of the notes by effectively increasing the initial conversion prices of the notes.

We expect to use the net proceeds to repurchase at least $1.0 billion of our common stock, including the repurchase of 7.4 million shares of our common stock for $248.0 million contemporaneously with the closing of the sale of our 2014 and 2016 Notes. The remaining proceeds will be used to pay off existing indebtedness and make additional repurchases of our common stock.

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

There have been no material changes in our market risk during the six months ended June 30, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

A portion of our marketable securities consist of auction rate securities. In 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program and are over-collateralized. Our auction rate securities reset every seven to 35 days with maturity dates ranging from 2023 through 2040 and have annual interest rates ranging from 0.30% to 1.19%. As of June 30, 2010, our auction rate securities continued to earn interest.

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

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2010 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2010.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Truvada and Atripla. In the notice related to Truvada, Teva challenged four patents related to tenofovir and two additional patents related to emtricitabine. In the notice related to Atripla, Teva challenged four patents related to tenofovir, two additional patents related to emtricitabine and two patents related to efavirenz. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, BMS and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz.

In June 2010, we received notice that Lupin Limited (Lupin) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Ranexa. In the notice, Lupin alleges that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin’s manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin for infringement of our patents for Ranexa.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Atripla, Viread and Ranexa in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products.

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

We are currently dependent on sales of our products for the treatment of HIV infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the three months ended June 30, 2010, Atripla and Truvada product sales together were $1.36 billion, or 70% of our total revenues. We may not be able to sustain the growth rate of sales of our HIV products, especially Atripla and Truvada, for any number of reasons including, but not limited to, the following:

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

F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. We recognized $83.8 million in royalty revenue for the quarter ended June 30, 2010 related to royalties received from sales of Tamiflu by Roche. Although such royalty revenue represented approximately 4% of our total revenues in the second quarter of 2010, it represented 8% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Tamiflu royalties increased sharply in 2009 and the first quarter of 2010 primarily as a result of pandemic planning initiatives worldwide. Tamiflu royalties declined sharply in the second quarter of 2010 due to the fulfillment of many of the existing pandemic orders from governments and corporations. Based on Roche’s reported sales of Tamiflu for the three months ended June 30, 2010, we expect Tamiflu royalties to further decrease to approximately $35 million in the third quarter of 2010. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which Tamiflu is sold. As sales of Tamiflu decrease, our royalty revenues will decrease and our pre-tax income will decrease disproportionately. Any such decrease could be material and could adversely impact our operating results.

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

We estimate that the full impact of healthcare reform for 2010 will be a reduction of approximately $200 million in U.S. net product sales, and that the majority of this impact will occur in the third and fourth quarters of 2010 since some of the new discount and rebate requirements will take two quarters to fully implement. For 2011, excluding the effect of the new pharmaceutical excise tax, we estimate that the impact of healthcare reform on product sales will be similar to 2010 as a percentage of our U.S. net product sales.

Many of the specific determinations necessary to implement the healthcare reform legislation have yet to be decided and communicated by the federal government. For example, we do not know how many or how quickly patients receiving our product under the Medicare Part D program will reach the “donut hole” or how the pharmaceutical excise tax will be calculated and reflected in our financial results. Based on the information that we have to date, we estimate the 2011 impact of the pharmaceutical excise tax to be less than $50 million. The excise tax is not tax deductible. In calculating the anticipated financial impacts of healthcare reform described above, we have made several estimates and assumptions with respect to our expected payer mix, how the reforms will be implemented and the timing for implementing the various discounts, rebates and fees contained in the legislation.

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

Successful commercialization of our products depends, in part, on the availability of governmental and third party payer reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, a significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In addition, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. If federal and state funds are not available in amounts sufficient to support the number of patients which rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

In Europe, the success of our commercialized products, and any other product candidates we may develop, will depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the European Union have increased the amount of discounts required on our products, and we expect this to continue as countries attempt to manage healthcare expenditures, especially in light of the global economic downturn. For example, effective June 2010, Spain imposed an incremental discount on all branded drugs and effective August 2010, Germany will increase the rebate on prescription pharmaceuticals, which will decrease revenues on our products in Spain and Germany. As new drugs come to market, we may face significant price decreases for our products across most of the European countries. We believe that this will continue into the foreseeable future as governments struggle with escalating healthcare spending. As a result of these pricing practices, it may become difficult to maintain our historic levels of profitability or to achieve expected rates of growth.

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

During the three months ended June 30, 2010, approximately 84% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the second quarter of 2009, the wholesalers increased their inventory levels for Atripla and Truvada, while inventory levels for Viread decreased. In the third quarter of 2009, the wholesalers drew down on their inventory such that inventory levels for Atripla and Truvada at the end of the third quarter of 2009 were more consistent with the levels held during the first quarter of 2009. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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

In light of the global economic downturn and budget crisis faced by many Europe countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some purchasers to reduce inventory of our products in the distribution channels and in some cases even at the patient level which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from the joint venture established by GlaxoSmithKline Inc. (GSK) and Pfizer Inc. (Pfizer) which markets fixed-dose combination products that compete with Atripla and Truvada. For example, lamivudine, marketed by this joint venture, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of both Atripla and Truvada. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States. Generic lamivudine has been available in Spain since March 2010. Certain governments and third party payers or plans in the United States or Spain may use the entry of generic lamivudine to exert pricing pressure on our HIV products.

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

Our product Letairis, which was approved by the U.S. Food and Drug Administration (FDA) in June 2007, is a member of a class of compounds called endothelin receptor antagonists (ERAs) which pose specific risks, including serious risks of liver injury and birth defects. Because of these risks, Letairis is available only through the Letairis Education and Access Program (LEAP), a restricted distribution program intended to help physicians and patients learn about the risks associated with the product and assure appropriate use of the product. As the product is used by additional patients, we may discover new risks associated with Letairis which may result in changes to the distribution program and additional restrictions on the use of Letairis which may decrease demand for the product. For example, since the launch of Letairis, cases of edema in certain patients taking Letairis have been reported. This information has been recently added to the product label, which may negatively impact demand for the product.

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

In June 2010, we received notice that Lupin Limited submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Ranexa. In the notice, Lupin alleges that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin’s manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin for infringement of our patents for Ranexa.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Atripla, Viread and Ranexa in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products.

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

Our manufacturing operations are also subject to routine inspections by regulatory agencies. For example, in January and February 2010, the FDA conducted a routine inspection of our San Dimas, California, manufacturing and distribution facility. At the conclusion of that inspection, the FDA issued Form 483 Inspectional Observations stating concerns over: the maintenance of aseptic processing conditions in the manufacturing suite for our AmBisome product; environmental maintenance issues in the San Dimas warehousing facility; batch sampling; and the timeliness of completion of annual product quality reports. In May 2010, we learned that FDA may be considering issuing a Warning Letter to us arising from this inspection. If the FDA issues a Warning Letter to us, it could affect our ability to receive export certificates or approvals of regulatory applications associated with the products at issue in the Warning Letter. We believe that we have addressed all of the concerns raised by the FDA in its inspection. However, if as a result of a Warning Letter, we are unable to receive export or regulatory approvals for AmBisome or any other products at issue, we may be unable to sell sufficient quantities of these products to meet market demand, which would decrease our revenues and harm our business. As described further in the risk factor entitled “We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which would limit our ability to generate revenues” below, we manufacture AmBisome and Cayston and fill and finish Macugen exclusively at our San Dimas facility.

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

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in an increase in days sales outstanding due to the average length of time that we have accounts receivable outstanding. Our accounts receivable in these countries totaled approximately $806.8 million as of June 30, 2010, of which $343.7 million was more than 120 days past due based on contractual payment terms. Historically, receivables balances with certain publicly-owned hospitals accumulate over a period of time and are then subsequently settled as large lump sum payments. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected. For example, at June 30, 2010, we had $102.9 million due from publicly-owned hospitals in Greece. Currently, the Greek government is finalizing a proposal to settle their outstanding receivables with zero-coupon bonds. The proposal has been approved by Greek Parliament, but detailed terms and conditions remain to be determined. Our allowance for doubtful accounts is adequate to cover any Greek receivables exposure that we may incur as a result of this proposal.

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

In June 2010, we received notice that Lupin Limited submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Ranexa. In the notice, Lupin alleges that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin’s manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin for infringement of our patents for Ranexa.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Atripla, Viread and Ranexa in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products.

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

In May 2010, we completed the $1.0 billion, one-year stock repurchase program that was previously authorized in January 2010 and our Board authorized a new $5.0 billion, three-year program for the repurchase of our common stock through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated purchases or other means, including accelerated stock repurchase transactions or similar arrangements.

The table below summarizes our stock repurchase activity for the three months ended June 30, 2010 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2010	12,456		$41.10	12,450		$325,877
May 1 – May 31, 2010	17,033		$38.45	17,024		$4,671,298
June 1 – June 30, 2010	14,850		$35.31	14,850		$4,146,875

Total	44,339	(1)	$38.14	44,324	(1)

(1)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
±	2.1	Agreement and Plan of Merger among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc., dated as of June 23, 2010

(1)	2.2	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

(1)	2.3	Stockholder Agreement by and between Registrant and Louis G. Lange, dated as of March 12, 2009

(2)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 8, 2008

(3)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(5)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(9)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(43)	4.7	Indenture related to the Convertible Senior Notes, due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

(43)	4.8	Indenture related to the Convertible Senior Notes, due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

Exhibit Footnote	Exhibit Number	Description of Document

(10)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(10)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(11)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(11)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(12)	10.7	Master Confirmation by and between Registrant and Citibank N.A., together with the Supplemental Confirmation, dated as of October 21, 2008

*(13)	10.8	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.9	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.10	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(15)	10.11	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(16)	10.12	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(17)	10.13	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.14	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(19)	10.15	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(20)	10.16	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(17)	10.17	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.18	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.19	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(19)	10.20	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(19)	10.21	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

Exhibit Footnote	Exhibit Number	Description of Document

*(19)	10.22	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(21)	10.23	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(22)	10.24	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

*(19)	10.25	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(20)	10.26	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*(23)	10.27	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(19)	10.28	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(24)	10.29	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

*(20)	10.30	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(25)	10.31	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(26)	10.32	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(26)	10.33	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(26)	10.34	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(27)	10.35	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(20)	10.36	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(17)	10.37	Gilead Sciences, Inc. Corporate Bonus Plan

*(17)	10.38	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(28)	10.39	2010 Base Salaries for the Named Executive Officers

*(29)	10.40	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.41	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(14)	10.42	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

Exhibit Footnote	Exhibit Number	Description of Document

*(20)	10.43	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(30)	10.44	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(18)	10.45	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(31)	10.46	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(32)	10.47	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(30)	10.48	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(30)	10.49	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(33)	10.50	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(34)	10.51	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(35)	10.52	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(35)	10.53	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(36)	10.54	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(37)	10.55	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(38)	10.56	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

Exhibit Footnote	Exhibit Number	Description of Document

+(38)	10.57	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(38)	10.58	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(39)	10.59	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC, dated June 20, 2006

+(40)	10.60	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(41)	10.61	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(35)	10.62	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(42)	10.63	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(27)	10.64	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(22)	10.65	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Registrant and Ampac Fine Chemicals LLC, dated March 6, 2008

+(33)	10.66	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(11)	10.67	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

+	10.68	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(27)	10.69	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	10.70	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

	10.71	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

	10.72	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

	10.73	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

Exhibit Footnote	Exhibit Number	Description of Document

	10.74	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

	10.75	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

	10.76	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

	10.77	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(28)	Information is included in Registrant’s Current Report on Form 8-K filed on February 1, 2010, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(34)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(37)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(38)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(39)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(40)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.
(41)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(42)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.
(43)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

±	The Agreement and Plan of Merger (the Merger Agreement) contains representations and warranties of Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Merger Agreement and have been used for the purpose of allocating risk among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. rather than establishing matters as facts.
*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: August 9, 2010	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
±	2.1	Agreement and Plan of Merger among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc., dated as of June 23, 2010

(1)	2.2	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

(1)	2.3	Stockholder Agreement by and between Registrant and Louis G. Lange, dated as of March 12, 2009

(2)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 8, 2008

(3)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(4)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(5)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(9)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(43)	4.7	Indenture related to the Convertible Senior Notes, due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

(43)	4.8	Indenture related to the Convertible Senior Notes, due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

Exhibit Footnote	Exhibit Number	Description of Document

(10)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(10)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(11)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(11)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(12)	10.7	Master Confirmation by and between Registrant and Citibank N.A., together with the Supplemental Confirmation, dated as of October 21, 2008

*(13)	10.8	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.9	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.10	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(15)	10.11	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(16)	10.12	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(17)	10.13	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.14	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(19)	10.15	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(20)	10.16	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(17)	10.17	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.18	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.19	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(19)	10.20	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(19)	10.21	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

Exhibit Footnote	Exhibit Number	Description of Document

*(19)	10.22	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(21)	10.23	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(22)	10.24	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

*(19)	10.25	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(20)	10.26	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*(23)	10.27	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(19)	10.28	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(24)	10.29	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

*(20)	10.30	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(25)	10.31	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(26)	10.32	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(26)	10.33	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(26)	10.34	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(27)	10.35	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(20)	10.36	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(17)	10.37	Gilead Sciences, Inc. Corporate Bonus Plan

*(17)	10.38	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(28)	10.39	2010 Base Salaries for the Named Executive Officers

*(29)	10.40	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.41	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(14)	10.42	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

Exhibit Footnote	Exhibit Number	Description of Document

*(20)	10.43	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(30)	10.44	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(18)	10.45	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(31)	10.46	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(32)	10.47	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(30)	10.48	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(30)	10.49	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(33)	10.50	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(34)	10.51	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(35)	10.52	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(35)	10.53	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+(36)	10.54	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(37)	10.55	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(38)	10.56	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(38)	10.57	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

Exhibit Footnote	Exhibit Number	Description of Document

(38)	10.58	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(39)	10.59	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC, dated June 20, 2006

+(40)	10.60	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(41)	10.61	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(35)	10.62	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(42)	10.63	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(27)	10.64	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(22)	10.65	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Registrant and Ampac Fine Chemicals LLC, dated March 6, 2008

+(33)	10.66	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and ALTANA Pharma Oranienburg GmbH, dated November 7, 2005

+(11)	10.67	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

+	10.68	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(27)	10.69	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	10.70	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

	10.71	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

	10.72	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

	10.73	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

	10.74	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

Exhibit Footnote	Exhibit Number	Description of Document

	10.75	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

	10.76	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

	10.77	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference. 10.70 Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 21, 2008, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(28)	Information is included in Registrant’s Current Report on Form 8-K filed on February 1, 2010, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(34)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(37)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(38)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(39)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(40)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.
(41)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(42)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.
(43)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

±	The Agreement and Plan of Merger (the Merger Agreement) contains representations and warranties of Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Merger Agreement and have been used for the purpose of allocating risk among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. rather than establishing matters as facts.
*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.