Form 10-K
period 2010-12-31
GILEAD SCIENCES INC
filed 2011-02-28
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2010 was $25,450,411,375.*

The number of shares outstanding of the registrant’s Common Stock on February 18, 2011 was 795,264,644.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders, to be held on May 12, 2011, are incorporated by reference into Part III of this Report.

*	Based on a closing price of $34.28 per share on June 30, 2010. Excludes 96,205,183 shares of the registrant’s Common Stock held by executive officers, directors and any stockholders whose ownership exceeds 5% of registrant’s common stock outstanding at June 30, 2010. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

GILEAD SCIENCES, INC.

2010 Form 10-K Annual Report

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

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934, as amended (the Exchange Act). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors,” beginning at page 28. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Asia Pacific. To date, we have focused our efforts on bringing novel therapeutics for the treatment of life threatening diseases to market. We continue to seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.

Our Products

•

Atripla (efavirenz 600 mg/ emtricitabine 200 mg/ tenofovir disoproxil fumarate 300 mg) is an oral formulation dosed once a day for the treatment of human immunodeficiency virus (HIV) infection in adults. Atripla is the first once-daily single-tablet regimen for HIV intended as a stand alone therapy or in combination with other antiretrovirals. It is a fixed-dose combination of our antiretroviral medications, Viread (tenofovir disoproxil fumarate) and Emtriva (emtricitabine), and Bristol Myers-Squibb Company’s (BMS) non-nucleoside reverse transcriptase inhibitor, Sustiva (efavirenz).

•

Truvada (emtricitabine and tenofovir disoproxil fumarate) is an oral formulation dosed once a day as part of combination therapy to treat HIV infection in adults. It is a fixed-dose combination of our antiretroviral medications, Viread and Emtriva.

•

Viread is an oral formulation of a nucleotide analogue reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat HIV infection in adults. In 2008, we received marketing approval of Viread for the treatment of chronic hepatitis B. We have licensed to GlaxoSmithKline Inc. (GSK) the rights to commercialize Viread for the treatment of chronic hepatitis B in China, Japan and Saudi Arabia.

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

•

Ranexa (ranolazine) is indicated for the treatment of chronic angina. We have licensed to Menarini International Operations Luxembourg SA the rights to Ranexa in territories outside of the United States.

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

The following table lists aggregate product sales for our major products (in thousands):

	2010	% of Total Product Sales	2009	% of Total Product Sales	2008	% of Total Product Sales
Antiviral products:
Atripla	$2,926,579	40%	$2,382,113	37%	$1,572,455	31%
Truvada	2,649,908	36%	2,489,682	38%	2,106,687	41%
Viread	732,240	10%	667,510	10%	621,187	12%
Hepsera	200,592	3%	271,595	4%	341,023	7%
Emtriva	27,679	0%	27,974	0%	31,080	1%

Total antiviral products	6,536,998	88%	5,838,874	90%	4,672,432	92%
AmBisome	305,856	4%	298,597	5%	289,651	6%
Letairis	240,279	3%	183,949	3%	112,855	2%
Ranexa	239,832	3%	131,062	2%	—	—
Other	66,956	1%	16,829	0%	9,858	0%

Total product sales	$7,389,921	100%	$6,469,311	100%	$5,084,796	100%

See Item 8, Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for our total revenues by geographic area.

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

•

Lexiscan/Rapiscan (regadenoson) injection is indicated for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging (MPI), a test that detects and characterizes coronary artery disease, in patients unable to undergo adequate exercise stress. Astellas US LLC has exclusive rights to manufacture and sell regadenoson under the name Lexiscan in the United States, subject to its obligations to pay us royalties based on sales of Lexiscan in the United States. In September 2010, our marketing authorization application for regadenoson for MPI in the European Union was approved by the European Medicines Agency. Rapidscan Pharma Solutions, Inc. (Rapidscan) holds the exclusive right to manufacture and sell regadenoson under the name Rapiscan in Europe and certain territories outside the United States. We will receive royalties from Rapidscan for sales in these territories.

Commercialization and Distribution

Our products are marketed through our commercial teams and/or in conjunction with third-party distributors and corporate partners. Our commercial teams promote our products through direct field contact with physicians, hospitals, clinics and other healthcare providers. We generally grant our third-party distributors the exclusive right to promote our product in a territory for a specified period of time. Most of our agreements with these distributors provide for collaborative efforts between the distributor and Gilead in obtaining and maintaining regulatory approval for the product in the specified territory.

We have U.S. and international commercial sales operations, with marketing subsidiaries in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Ireland, Italy, the Netherlands, New Zealand, Norway, Poland, Portugal, Spain, Sweden, Switzerland, Turkey, the United Kingdom and the United States.

In the United States, our commercial team promotes Truvada, Viread, Emtriva, Hepsera, Letairis and Ranexa. We promote Atripla in the United States with our joint venture partner, BMS. We distribute Atripla, Truvada, Viread, Emtriva, Hepsera, Vistide and Ranexa in the United States exclusively through the wholesale channel. Our product sales to three large wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp., each accounted for more than 10% of total revenues for each of the years ended December 31, 2010, 2009 and 2008. On a combined basis, in 2010, these wholesalers accounted for approximately 82% of our product sales in the United States and approximately 43% of our total worldwide revenues. Our corporate partner, Astellas, promotes, sells and distributes AmBisome and Lexiscan for us in the United States. Cayston and Letairis are distributed exclusively by specialty pharmacies. These specialty pharmacies specialize in the dispensing of medications for complex or chronic conditions that may require a high level of patient education and ongoing counseling.

We sell and distribute Truvada, Viread, Emtriva, Hepsera and AmBisome in Asia, Australia, Europe, Latin America, the Middle East and New Zealand either through our commercial teams, third-party distributors or corporate partners. We promote Atripla jointly with BMS in the majority of countries in Europe and are responsible for selling and distributing the product in these countries. In a limited number of Central and Eastern European countries, either Gilead, BMS or a third-party distributor is the sole promoting, selling and distributing company. Under an agreement with Merck & Co., Inc. (Merck), we promote and distribute Atripla in 12 countries in Latin America and Asia Pacific either through Merck or our existing third-party distributors. GSK promotes, sells and distributes Hepsera in Asia, Latin America and certain other territories and plans to promote, sell and distribute Viread for the treatment of chronic hepatitis B in China, Japan and Saudi Arabia. We rely on our corporate partner, Japan Tobacco Inc., to promote and sell Truvada, Viread and Emtriva in Japan. Our corporate partner, Astellas, promotes, sells and distributes AmBisome in Canada. Dainippon Sumitomo Pharma Co., Ltd is responsible for promotion and distribution of AmBisome in Japan. Menarini International Operations Luxembourg SA markets Ranexa in certain territories outside of the United States for the treatment of chronic angina. Rapidscan Pharma Solutions, Inc. markets Rapiscan (regadenoson) in certain territories outside of the United States for the inducement of pharmacological stress and/or vasodilation of the coronary vasculature strictly for purposes of diagnosing cardiovascular disease.

Access in the Developing World

Through the Gilead Access Program, established in 2003, certain of our HIV products are available at substantially reduced prices in 130 countries in the developing world. We have developed a system of tiered pricing that reflects economic status, using gross national income per capita (GNI) and HIV prevalence. This approach allows us to price our therapies based on a country’s ability to pay.

We also support many clinical studies through the donation of our products to help define the best treatment strategies in developing world countries. For example, in November 2002, we entered into a collaborative agreement with the Medical Research Council (MRC) of the United Kingdom, Boehringer Ingelheim GmbH and GSK in connection with a clinical study conducted by the MRC on antiretroviral HIV therapy in Africa. The trial, called the DART (Development of AntiRetroviral Therapy) study, was aimed at studying clinical versus laboratory monitoring practices and structured treatment interruptions on continuous antiretroviral therapy in adults with HIV infection in sub-Saharan Africa. We provided Viread at no cost for the DART study. In addition, we donated tenofovir for the Centre for the AIDS Programme of Research in South Africa (CAPRISA) 004 microbicide trial, which assessed the effectiveness and the safety of a tenofovir-based microbicide gel for the prevention of HIV infection in South African women. We also provide drugs for a number of innovative international studies investigating whether Viread or Truvada can prevent HIV transmission among at-risk, uninfected adults. This is a potential HIV prevention strategy called pre-exposure prophylaxis, or PrEP.

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

We have also entered into a number of collaborations related to access to our products in the developing world, which include:

•

PharmaChem Technologies (Grand Bahama), Ltd (PharmaChem). In 2005, PharmaChem, one of our commercial manufacturing partners, established a facility in The Bahamas to manufacture tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread and one of the active pharmaceutical ingredients in Atripla and Truvada, for resource limited countries through a cooperative effort with PharmaChem and the Grand Bahama Port Authority.

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

•

International Partnership for Microbicides (IPM) and CONRAD. In December 2006, we entered into an agreement under which we granted rights to IPM and CONRAD, a cooperating agency of the U.S. Agency for International Development committed to improving reproductive health by expanding the contraceptive choices of women and men, to develop, manufacture, and, if proven efficacious, arrange for the distribution in resource limited countries of certain formulations of tenofovir for use as a topical microbicide to prevent HIV infection.

Competition

Our products target a number of areas, including viral, fungal, respiratory and cardiovascular diseases. There are many commercially available products for the treatment of these diseases. Many companies and institutions are making substantial investments in developing additional products to treat these diseases. Our products compete with other available products based primarily on:

•	efficacy;

•	safety;

•	tolerability;

•	acceptance by doctors;

•	ease of patient compliance;

•	patent protection;

•	ease of use;

•	price;

•	insurance and other reimbursement coverage;

•	distribution; and

•	marketing.

Our HIV Products. The HIV landscape is becoming more competitive and complex as treatment trends continue to evolve. A growing number of anti-HIV drugs are currently sold or are in advanced stages of clinical development. Of the approximately 32 branded HIV drugs available in the United States, our products primarily compete with the fixed-dose combination products in the nucleotide/nucleoside reverse transcriptase inhibitors (NRTI) class, including Combivir (lamivudine/zidovudine), Epzicom/Kivexa (abacavir/lamivudine) and Trizivir (abacavir/lamivudine/zidovudine), each sold by a joint venture established in November 2009 by GSK and Pfizer focused on HIV therapies. Our HIV products also compete broadly with HIV products from Abbott Laboratories, Inc., Boehringer Ingelheim GmbH, Merck, Roche and Tibotec Pharmaceuticals.

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

Lamivudine, marketed by the joint venture established by GSK and Pfizer, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of both Atripla and Truvada. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and we expect to see generic lamivudine in the United States in the near future. Generic lamivudine has been available in Spain since March 2010. We expect that generic versions of lamivudine will be launched in other countries within the European Union as early as the first quarter of 2011.

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

Our HBV products also compete with Epivir-HBV/Zeffix (lamivudine), which was developed by GSK in collaboration with Shire Pharmaceuticals Group PLC and is sold in the major countries throughout North and South America, Europe and Asia.

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

Our Cardiovascular Products.

Letairis competes directly with Tracleer (bosentan) sold by Actelion Pharmaceuticals US, Inc. (Actelion) and indirectly with a PAH product from United Therapeutics Corporation.

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

In the United States, there are numerous marketed generic and/or branded pharmacologic stress agents that compete with Lexiscan. Clinical Data, Inc. is developing apadenoson as a pharmacologic stress agent for MPI which is currently in Phase 3 clinical trials. These stress agents and product candidates could also compete with Lexiscan.

Our Other Products.

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

We are aware of at least two lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. The manufacture of lipid formulations of amphotericin B is very complex, and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association.

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

Collaborative Relationships

As part of our business strategy, we establish collaborations with other companies, universities and medical research institutions to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies, universities and medical research institutions. More information regarding certain of these relationships, including their ongoing financial and accounting impact on our business can be found in Item 8, Note 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

•

Roche. In September 1996, we entered into a development and license agreement with Roche to develop and commercialize therapies to treat and prevent viral influenza. Tamiflu, an antiviral oral formulation for the treatment and prevention of influenza, was co-developed by us and Roche. Under the original agreement, Roche had the exclusive right and obligation to manufacture and sell Tamiflu worldwide, subject to its obligation to pay us a percentage of the net sales that Roche generated from Tamiflu sales. Under the agreement, we received an up-front payment in the amount of $5.0 million and were entitled to receive additional milestone payments of up to $40.0 million upon the achievement of certain development and regulatory objectives. We have received all such milestone payments. In October 1996, Roche also made a cash payment to us in the amount of $5.3 million related to reimbursement for certain research and preclinical development expenses and our obligation to prosecute and maintain certain patents under the agreement. In November 2005, we entered into a first amendment and supplement to the original agreement with Roche. The amendment eliminated cost of goods adjustments from the royalty calculation, retroactive to calendar year 2004 and for all future calculations. The amendment also provided for the formation of a joint manufacturing committee to review Roche’s manufacturing capacity for Tamiflu and global plans for manufacturing Tamiflu, a U.S. commercial committee to evaluate commercial plans and strategies for Tamiflu in the United States and a joint supervisory committee to evaluate Roche’s overall commercial plans for Tamiflu on a global basis. Each of the committees consists of representatives from both Roche and us. Under the amendment, we have the option to provide a specialized sales force to supplement Roche’s U.S. marketing efforts for Tamiflu, which we have not exercised to date. The agreement and Roche’s obligation to pay royalties to us will terminate on a country-by-country basis as patents providing exclusivity for Tamiflu in such countries expire. Roche may terminate the agreement for any reason in which case all rights to Tamiflu would revert to us. Either party may terminate the agreement in response to a material breach by the other party.

•

BMS. In December 2004, we entered into a collaboration with BMS to develop and commercialize the single-tablet regimen of our Truvada and BMS’s Sustiva in the United States. This combination was approved for use in the United States in July 2006 and is sold under the brand name Atripla. We and BMS structured this collaboration as a joint venture by forming a limited liability company called Bristol-Myers Squibb & Gilead Sciences, LLC. Under the terms of the collaboration, we and BMS granted royalty free sublicenses to the joint venture for the use of our respective company owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. The economic interests of the joint venture held by us and BMS (including share of revenues and out-of-pocket expenses) are based on the portion of the net selling price of Atripla attributable to Truvada and Sustiva, respectively. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both our and BMS’s respective economic interests in the joint venture may vary annually. We and BMS share marketing and sales efforts, with both parties providing equivalent sales force efforts at levels agreed to annually by BMS and Gilead. Starting in the second quarter of 2011, except for a limited number of activities that will be jointly managed, the parties will no longer coordinate detailing and promotional activities in the United States. The parties will continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. The daily operations of the joint venture are governed by four primary joint committees formed by both BMS and Gilead. We are responsible for accounting, financial reporting, tax reporting and product distribution for the joint venture. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada. The agreement will continue until terminated by the mutual agreement of the parties. In addition, either party may terminate the other party’s participation in the collaboration within 30 days after the launch of at least one generic version of such other party’s single agent products (or the double agent products). The non-terminated party then has the right to continue to sell Atripla and a short-term obligation to pay royalties to the terminated party.

In December 2007, we entered into a collaboration with BMS which sets forth the terms and conditions under which we and BMS commercialize Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland. Either we, BMS or a third-party distributor act as the selling party in these countries and are responsible for, among other things, receiving and processing customer orders, warehousing product, collecting receivables and handling returns. Manufacturing of Atripla is coordinated by us, and we are primarily responsible for distribution logistics. In general, the parties share revenues and out-of-pocket expenses in proportion to the net selling prices of Truvada, with respect to us, and efavirenz, with respect to BMS. The agreement will terminate upon the expiration of the last-to-expire patent which affords market exclusivity to Atripla or one of its components in the European countries covered by the agreement. Prior to such time, either party may terminate the agreement for any reason, with such termination to be effective in December 2013. The non-terminating party has the right to continue to sell Atripla, but will be obligated to pay the terminating party certain royalties for a three year period following the effective date of the termination. In the event the non-terminating party decides not to sell Atripla, the effective date of the termination will be the date Atripla is withdrawn in each country or the date on which a third party assumes distribution of Atripla, whichever is earlier.

•

GSK. In March 2006, we sublicensed to GSK exclusive rights to market ambrisentan (the active pharmaceutical ingredient in Letairis) under the name Volibris for PAH in territories outside of the United States. Under the license agreement, we received an up-front payment of $20.0 million and, subject to the achievement of specific milestones, we are eligible to receive total additional milestone payments of $80.0 million. Through December 31, 2010, we have received $45.0 million of such potential milestone payments. In addition, we will receive royalties based on net sales of Volibris in the GSK territories. GSK has an option to negotiate from us an exclusive sublicense for additional therapeutic uses for Volibris in the GSK territories during the term of the license agreement. Under the agreement, we will continue to conduct and bear the expense of all clinical development activities that we believe are required to obtain and maintain regulatory approvals for Letairis and Volibris in the United States, Canada and the European Economic Area, and each party may conduct additional development activities in its territories at its own expense. The parties may agree to jointly develop ambrisentan for new indications in the licensed field, and each party will pay its share of external costs associated with such joint development. The agreement and GSK’s obligation to pay royalties to us will terminate on a country-by-country basis on the earlier of the date on which generic equivalents sold in a country achieve a certain percentage of total prescriptions for the product plus its generic equivalents or the fifteenth anniversary of commercial launch in such country. GSK may terminate the agreement for any reason. Upon such termination, all rights to the product would revert to us. Either party may terminate the agreement in response to a material breach by the other party.

Research Collaborations

We currently have a number of collaborations with corporate partners that govern our research and development (R&D) of certain compounds and drug candidates. The following research collaborations are those that are most significant to us from a financial statement perspective and where significant ongoing collaboration activity exists.

•

Japan Tobacco Inc. (Japan Tobacco). In March 2005, we entered into a licensing agreement with Japan Tobacco, under which Japan Tobacco granted us exclusive rights to develop and commercialize elvitegravir, a novel HIV integrase inhibitor, in all countries of the world, excluding Japan, where Japan Tobacco would retain such rights. Under the agreement, we are responsible for seeking regulatory approval in our territories and are required to use diligent efforts to commercialize a product for the treatment of HIV infection. We will bear all costs and expenses associated with such commercialization efforts. Under the terms of the agreement, we paid an up-front license fee of $15.0 million and are obligated to make total potential milestone payments of up to $90.0 million upon the achievement of certain clinical, regulatory and commercial objectives. Additionally, we are obligated to pay royalties based on any net sales in the territories where we market the product. Through December 31, 2010, we have made total milestone payments of $12.0 million. The agreement and our obligation to pay royalties to Japan Tobacco will terminate on a product-by-product basis as patents providing exclusivity for the product expire or, if later, on the tenth anniversary of commercial launch for such product. We may terminate the agreement for any reason in which case the license granted by Japan Tobacco to us would terminate. Either party may terminate the agreement in response to a material breach by the other party.

•

Tibotec Pharmaceuticals (Tibotec). In July 2009, we entered into a license and collaboration agreement with Tibotec, a wholly-owned subsidiary of Johnson & Johnson, under which we will develop and commercialize a fixed-dose combination of our Truvada and Tibotec’s non-nucleoside reverse transcriptase inhibitor, TMC278 (25 mg rilpivirine hydrochloride). Under the agreement, Tibotec granted us an exclusive license to the combination product for administration to adults in a once-daily, oral dosage form, worldwide excluding developing world countries and Japan. Neither party is restricted from combining its drugs with any other drugs. We will reimburse Tibotec up to €71.5 million of Tibotec’s development costs for TMC278 and are required to use commercially reasonable efforts to develop and formulate the combination product, including completion of bioequivalence studies. Through December 31, 2010, we recorded €53.6 million (approximately $74.5 million) in reimbursable R&D expenses incurred by Tibotec in the development of TMC278. Tibotec is required to use commercially reasonable efforts to develop TMC278 and obtain its approval in the United States and Europe. We will manufacture the combination product and assume the lead role in registration, distribution and, subject to regulatory approval, commercialization of the combination product in the licensed countries. Tibotec will have the right to detail the combination product in the licensed countries, and, at its option, can request that it be the distributor of the combination product in a limited number of such countries. The price of the combination product is expected to be the sum of the prices of Truvada and TMC278 components. The cost of TMC278 purchased by us from Tibotec for the combination product will approximate the market price of TMC278, less a specified percentage of up to thirty percent.

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

We have research scientists in Foster City, Palo Alto and San Dimas, California; Branford, Connecticut; and Seattle, Washington, engaged in the discovery and development of new molecules and technologies that we hope will lead to new medicines and novel formulations of existing drugs.

Below is a summary of our key product candidates and their corresponding current stages of development. For additional information on our development pipeline, visit our website at www.gilead.com.

Product Candidates for the Treatment of HIV

Product Candidates	Description
Marketing Application Pending

Truvada/TMC278 Single-Tablet Regimen	In September 2010, we announced that we had submitted a new drug application to the European Medicines Agency for marketing approval of the single-tablet regimen of tenofovir disoproxil fumarate, emtricitabine and TMC278 for the treatment of HIV/AIDS in treatment-naive patients. In November 2010, we submitted a new drug application to the U.S. Food and Drug Administration (FDA) for this single-tablet regimen. In January 2011, we received a “refuse to file” notification from the FDA regarding our application. The FDA requested additional information with respect to the Chemistry, Manufacturing and Controls section of the application. In February 2011, we re-filed our new drug application, which included the requested information, and are awaiting the FDA’s response as to whether it is substantially complete to permit a substantive review.

Phase 3

Cobicistat	Cobicistat is a pharmacoenhancer that is under evaluation as a boosting agent for certain HIV medicines in treatment-naïve patients.

Elvitegravir	Elvitegravir is an oral integrase inhibitor that is being evaluated as part of combination therapy for HIV in treatment-experienced patients.

Integrase Single-Tablet Regimen “Quad”	The once-daily, single-tablet “Quad” regimen of elvitegravir, cobicistat, tenofovir disoproxil fumarate and emtricitabine is under evaluation for the treatment of HIV/AIDS in treatment-naïve patients.

Phase 1

GS 7340	GS 7340 is a nucleotide reverse transcriptase inhibitor being evaluated for the treatment of HIV/AIDS.

Product Candidates for the Treatment of Liver Diseases

Product Candidates	Description
Phase 2

GS 9190	GS 9190 is an oral NS5B non-nucleoside polymerase inhibitor being evaluated for the treatment of hepatitis C.

GS 9256	GS 9256 is an NS3 oral protease inhibitor being evaluated for the treatment of hepatitis C.

GS 9451	GS 9451 is an oral NS3 protease inhibitor being evaluated for the treatment of hepatitis C.

Phase 1

GS 5885	GS 5885 is an oral NS5A inhibitor under evaluation for the treatment of hepatitis C.

GS 6620	GS 6620 is an oral nucleotide NS5B polymerase inhibitor under evaluation for the treatment of hepatitis C.

GS 9620	GS 9620 is an oral TLR-7 agonist for the treatment of hepatitis B and hepatitis C.

Product Candidates for the Treatment of Cardiovascular/Metabolic Diseases

Product Candidates	Description
Phase 2

Cicletanine	Cicletanine is an oral antihypertensive agent under evaluation for the treatment of PAH.

Ranolazine	Ranolazine is a late sodium current inhibitor approved for the treatment of chronic angina, which will also be evaluated for the treatment of coronary artery disease in patients with diabetes.

Product Candidates for the Treatment of Respiratory Diseases

Product Candidates	Description
Phase 3

Aztreonam for inhalation solution	Aztreonam for inhalation solution, approved for the treatment of cystic fibrosis (CF) patients with Pseudomonas aeruginosa, is also being evaluated for the treatment of CF in patients with Burkholderia spp.

Phase 2

Aztreonam for inhalation solution	Aztreonam for inhalation solution is also being evaluated for the treatment of bronchiectasis.

Product Candidates for the Treatment of Inflammation/Oncology Diseases

Product Candidates	Description
Phase 1

GS 6624	GS 6624 is a monoclonal antibody being evaluated for the treatment of idiopathic pulmonary fibrosis and solid tumors.

In total, our R&D expenses for 2010 were $1.07 billion compared with $939.9 million for 2009 and $721.8 million for 2008.

In addition to our internal discovery and clinical development programs, we seek to add to our portfolio of products through product acquisitions. The following table shows some of our recent acquisitions:

Year	Company	Therapeutic area

2006	Myogen, Inc.	Cardiopulmonary disease and other cardiovascular disorders

2006	Corus Pharma, Inc.	Respiratory and infectious diseases

2008	Navitas Assets, LLC	Cicletanine as a potential treatment for PAH

2009	CV Therapeutics, Inc.	Cardiovascular disorders

2010	CGI Pharmaceuticals, Inc.	Serious inflammatory diseases

2011	Arresto Biosciences, Inc.	Fibrotic diseases and cancer

In February 2011, we entered into an agreement to acquire Calistoga Pharmaceuticals, Inc., a privately-held, biotechnology company focused on the development of medicines to treat cancer and inflammatory diseases.

Patents and Proprietary Rights

U.S. and European Patent Expiration

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

The following table shows the actual or estimated expiration dates in the United States and Europe for the primary patents and for patents that may issue under pending applications that cover the compounds in our marketed products:

Products	U.S. Patent Expiration	European Patent Expiration
Vistide	2010	2012
Hepsera	2014	2011 (1)
Letairis	2015	2015
AmBisome	2016	2008
Tamiflu	2016	2016
Macugen	2017	2017
Viread	2017	2018
Ranexa	2019	2019 (2)
Lexiscan	2019 (3)	2020 (4)
Emtriva	2021	2016
Truvada	2021	2018 (5)
Atripla	2021	2018 (6)
Cayston	2021 (3)	2021 (7)

(1)	Supplementary Protection Certificate (SPC) protection has been obtained in certain European countries that confer an auxiliary form of patent exclusivity until 2016.
(2)	SPC protection has been obtained in certain European countries that confer an auxiliary form of patent exclusivity until 2023.
(3)	Patent term extension applied for.
(4)	An SPC can be applied for upon marketing approval in the European Union.
(5)	Based on the European patent expiration date of Viread, one of the components of Truvada.
(6)	Based on the European patent expiration date of Viread, one of the components of Atripla.
(7)	Application allowed. An SPC can be applied for upon grant of the European patent.

Patent Protection and Certain Challenges

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

Patents covering the active pharmaceutical ingredients of Atripla, Truvada, Viread, Emtriva, Hepsera, Letairis, Vistide and Lexiscan are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties. Patents do not cover ranolazine, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained release formulation of ranolazine would achieve therapeutic plasma levels, patents were obtained on those formulations and the characteristic plasma levels they achieve. Patents do not cover the active ingredients in AmBisome. Instead, we hold patents to the liposomal formulations of this compound and also protect formulations through trade secrets. In addition, we do not have patent filings in China or certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. Asia is a major market for therapies for hepatitis B, the indication for which Hepsera has been developed.

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

Because patent applications are confidential for a period of time until a patent is issued, we may not know if our competitors have filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. If competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are expensive, such that, even if we are ultimately successful, our results of operations may be adversely affected by participation in such events.

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or re-examination proceedings regarding the enforcement or validity of our existing patents or any future patents could invalidate our patents or substantially reduce their protection. For example, in 2007, the Public Patent Foundation filed requests for re-examination with the United States Patent and Trademark Office (PTO) challenging four of our patents related to tenofovir disoproxil and tenofovir disoproxil fumarate, which is an active pharmaceutical ingredient in Atripla, Truvada and Viread. The PTO granted these requests and issued non-final rejections for the four patents, which is a step common in a proceeding to initiate the re-examination process. In 2008, the PTO confirmed the patentability of all four patents.

Although we were successful in responding to the PTO actions in the instance above, similar organizations may still challenge our patents in foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir disoproxil fumarate in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir disoproxil fumarate we have filed in Brazil. We then filed an appeal within the patent authority responding to the questions raised in the rejection. In July 2009, the Brazilian patent authority again rejected the application. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. We cannot predict the outcome of this proceeding on our tenofovir disoproxil fumarate patent application. If we are unsuccessful in our appeal to the courts of the decision by the patent authority, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil. In 2010, the Brazilian government purchased approximately $50 million of our HIV products. Further, we are aware of applications from two generic companies to sell a generic version of Viread in Brazil. If one or both of these generic applicants are able to compete for this contract for 2011, we would not expect the Brazilian government to purchase any of our HIV products in 2011.

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

Our pending patent applications and the patent applications filed by our collaborative partners may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing compounds or products that are closely related to those which we have developed or are developing. In addition, certain countries in Africa and Asia, including China, do not provide effective enforcement of our patents, and third-party manufacturers are able to sell generic versions of our products in those countries.

Abbreviated New Drug Applications Filed by Generic Manufacturers

As part of the approval process of some of our products, the U.S. Food and Drug Administration (FDA) granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. In addition, generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug.

For example, in November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Atripla and Truvada. In the notice related to Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In the notice related to Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, BMS and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz.

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

In August 2010, we received notice that Sigmapharm Labs (Sigmapharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Hepsera. In the notice, Sigmapharm alleges that both of the patents associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm’s manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit against Sigmapharm for infringement of our patents for Hepsera. One of the patents challenged by Sigmapharm is also being challenged by Ranbaxy, Inc. (Ranbaxy) pursuant to a notice received in October 2010. The patent challenged by Ranbaxy expires in July 2018. We are considering our options for enforcing our patent.

In February 2011, we received notice that Natco Pharma Limited (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that a patent associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of a generic version of Tamiflu. We are currently reviewing the notice letter and have 45 days from the date of receipt to commence a patent infringement lawsuit against Natco.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products prior to the expiration date of those patents.

Trade Secrets

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

Manufacturing and Raw Materials

Our manufacturing strategy is to contract with third parties to manufacture the majority of our active pharmaceutical ingredients and solid dose products. We also rely on our corporate partners to manufacture certain of our products. Additionally, we own manufacturing facilities in San Dimas, California; Edmonton, Alberta, Canada; and Cork, Ireland, where we manufacture certain products and active pharmaceutical ingredients for clinical and commercial uses.

Manufacturing of our Products

We contract with third parties to manufacture certain products for clinical and commercial purposes, including Atripla, Truvada, Viread, Emtriva, Hepsera, Ranexa, Vistide and Cayston. We use multiple third-party contract manufacturers to manufacture tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread and one of the active pharmaceutical ingredients in Atripla and Truvada; and emtricitabine, the active pharmaceutical ingredient in Emtriva and one of the active pharmaceutical ingredients in Atripla and Truvada. We rely on a single third-party manufacturer to manufacture the active pharmaceutical ingredients of Ranexa and Cayston. We are in the process of validating a second manufacturer for Ranexa and Cayston.

We also rely on third-party contract manufacturers to tablet or capsulate products. For example, we use multiple third-party contract manufacturers to tablet Atripla, Truvada, Viread, Hepsera and Ranexa. Emtriva capsulation is also completed by third-party contract manufacturers. We rely on a single third-party supplier to manufacture Emtriva capsules and Letairis tablets.

We also have manufacturing agreements with many of our corporate partners. Roche, by itself and through third parties, is responsible for the manufacturing of Tamiflu. Under our agreement with Roche, through a joint manufacturing committee composed of representatives from Roche and us, we have the opportunity to review Roche’s existing manufacturing capacity for Tamiflu and global plans for manufacturing Tamiflu. Astellas US LLC, our corporate partner for Lexiscan in the United States, is responsible for the commercial manufacture and supply of product in the United States and is dependent on a single supplier for the active pharmaceutical ingredient of Lexiscan. PARI Pharma GmbH is responsible for the manufacturing of the device required to administer Cayston to the lungs of patients. This device is made by a single supplier at a single site.

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

Our Manufacturing Facilities

At our San Dimas facility, we manufacture, fill and package products. We manufacture AmBisome and Cayston exclusively at this facility. We depend on a single supplier for high quality cholesterol, which is used in the manufacture of AmBisome. We fill and finish Macugen exclusively at our facilities in San Dimas under our manufacturing agreements with Eyetech and Pfizer. Eyetech currently provides us with pegaptanib sodium, the active pharmaceutical ingredient in Macugen. We also fill and package drug product for Atripla, Truvada, Viread, Emtriva, Hepsera and Ranexa in their finished forms at our facilities in San Dimas. In the event of a disaster, including an earthquake, equipment failure or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome, Cayston and Macugen to meet market needs.

At our Edmonton, Alberta facility, we carry out process research and scale-up of our clinical development candidates, manufacture active pharmaceutical ingredients for both investigational and commercial products and conduct chemical development activities to improve existing commercial manufacturing processes. In addition, we utilize this site for the manufacture of emtricitabine. We also manufacture the active pharmaceutical ingredients in Vistide, Letairis and Hepsera exclusively at our Edmonton site, although another supplier is qualified to make the active pharmaceutical ingredient in Letairis.

We fill and package drug product for Atripla, Truvada, Viread, Emtriva, Cayston and Hepsera in their finished forms at our facilities in Cork, Ireland. We also perform quality control testing, final labeling and packaging of AmBisome and final release of many of our products for the European Union and elsewhere at this facility. We utilize our Cork, Ireland facility primarily for solid dose tablet manufacturing of certain of our antiviral products, as well as product packaging activities. We distribute our products to the European Union and other international markets from our Dublin, Ireland site.

Third-party Manufacturers

Our third-party manufacturers and our corporate partners are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of our third-party manufacturers or our corporate partners fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.

We believe the technology we use to manufacture our products is proprietary. For products manufactured by our third-party contract manufacturers, we have disclosed all necessary aspects of this technology to enable them to manufacture the products for us. We have agreements with these third-party manufacturers that are intended to restrict these manufacturers from using or revealing this technology, but we cannot be certain that these third-party manufacturers will comply with these restrictions. In addition, these third-party manufacturers could develop their own technology related to the work they perform for us that we may need to manufacture our products. We could be required to enter into additional agreements with these third-party manufacturers if we want to use that technology ourselves or allow another manufacturer to use that technology. The third-party manufacturer could refuse to allow us to use their technology or could demand terms to use their technology that are not acceptable to us.

Regulation of Manufacturing Process

The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our corporate partners are subject to current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by the FDA and the European Medicines Agency. Similar regulations are in effect in other countries.

In January and February 2010, the FDA conducted a routine inspection of our San Dimas, California, manufacturing and distribution facility, where we manufacture AmBisome and Cayston, fill and finish Macugen, and package solid dosage form products. At the conclusion of that inspection, the FDA issued Form 483 Inspectional Observations stating concerns over: the maintenance of aseptic processing conditions in the manufacturing suite for our AmBisome product; environmental maintenance issues in the San Dimas warehousing facility; batch sampling; and the timeliness of completion of annual product quality reports. On September 24, 2010, our San Dimas manufacturing facility received a Warning Letter from the FDA further detailing the FDA’s concerns over the AmBisome manufacturing environment, including control systems and monitoring, procedures to prevent microbiological contamination and preventative cleaning and equipment maintenance. Referencing certain Viread lots, the letter also stated concerns connected with quality procedures, controls and investigation procedures, and a generalized concern over the effectiveness of the San Dimas quality unit in carrying out its responsibilities.

In November and December 2010, the FDA re-inspected the San Dimas facility. The re-inspection closed with no additional Form 483 observations. Consequently, we believe that we have addressed the FDA’s concerns as stated in the Form 483 observations and the Warning Letter, but we are awaiting confirmation of acceptance from the FDA.

Unless and until we receive confirmation from the FDA that it is satisfied we have corrected outstanding issues, the FDA may withhold permission to export AmBisome and Cayston manufactured at San Dimas to certain countries outside the United States and Europe. The FDA may also withhold approval of pending drug applications listing the San Dimas facility. Since, as required, we have notified appropriate international regulatory authorities of the letter’s issuance, it is possible that the letter may impact our ability to supply our aseptic products manufactured at San Dimas (AmBisome, Cayston and Macugen) outside the United States. If as a result of a Warning Letter, we are unable to receive export or regulatory approvals for AmBisome or any other products at issue, we may be unable to sell sufficient quantities of these products to meet market demand, which would decrease our revenues and harm our business. We do not believe the Warning Letter will impact our ability to supply any of the solid dosage form products that we package at the San Dimas facility, which include Atripla, Truvada, Viread, Emtriva, Hepsera, Letairis and Ranexa. In the event our solid dosage form products were affected, we have alternate sites from which we could supply such products

Access to Supplies and Materials

We need access to certain supplies and products to manufacture our products. If delivery of material from our suppliers were interrupted for any reason or if we are unable to purchase sufficient quantities of raw materials used to manufacture our products, we may be unable to ship certain of our products for commercial supply or to supply our product candidates in development for clinical trials. For example, a significant portion of the raw materials and intermediates used to manufacture our HIV products (Atripla, Truvada, Viread and Emtriva) are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our HIV products to meet market needs and have a material and adverse effect on our operating results.

Seasonal Operations and Backlog

Our worldwide product sales do not reflect any significant degree of seasonality. However, our royalty revenues, which represented about 7% of our total revenues in 2010 and consisted primarily of Tamiflu royalties, are affected by seasonality. Royalty revenue that we recognize from Roche’s sales of Tamiflu can be impacted by the severity of flu seasons and product delivery in response to the H1N1 influenza pandemic.

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

The FDA must approve a drug before it can be sold in the United States. The general process for this approval is as follows:

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug candidate’s potential benefits and safety. We submit this data to the FDA in an investigational new drug (IND) application seeking its approval to test the compound in humans.

Clinical Trials

If the FDA accepts the investigational new drug application, the drug candidate can then be studied in human clinical trials to determine if the drug candidate is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are subject to considerable regulation, are as follows:

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

FDA Approval Process

When we believe that the data from the Phase 3 clinical trials show an adequate level of safety and efficacy, we submit the appropriate filing, usually in the form of a new drug application (NDA) or supplemental NDA, with the FDA seeking approval to sell the drug candidate for a particular use. The FDA may hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug candidate. This committee makes a recommendation to the FDA that is not binding but is generally followed by the FDA. If the FDA agrees that the compound has met the required level of safety and efficacy for a particular use, it will allow us to sell the drug candidate in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug candidate is not safe enough or efficacious enough or because it does not believe that the data submitted is reliable or conclusive.

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

Drugs that treat serious or life threatening diseases and conditions that are not adequately addressed by existing drugs, and for which the development program is designed to address the unmet medical need, may be designated as fast track candidates by the FDA and may be eligible for accelerated and priority review. Drugs for the treatment of HIV infection that are designated for use under the U.S. President’s Emergency Plan for AIDS Relief may also qualify for an expedited or priority review. Viread, Truvada and Atripla received accelerated approval and priority reviews. Drugs receiving accelerated approval must be monitored in post-marketing clinical trials in order to confirm the safety and benefits of the drug.

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

Pricing and Reimbursement

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payer reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. In addition, changes from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement policies and pricing in general may adversely affect our product revenues and profitability.

Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States. There have been significant changes to the federal Medicare system in recent years in the United States that could impact the pricing of our products. Under the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are able to elect coverage for prescription drugs under Medicare Part D. The prescription drug program began on January 1, 2006 and although we have benefited from patients transitioning from Medicaid to Medicare Part D since 2006, the longer term impact of Medicare Part D on our business is not clear, and the impact will depend in part on specific decisions regarding the level of coverage provided for the therapeutic categories in which our products are included, the terms on which such coverage is provided, and the extent to which preference is given to selected products in a category. Third-party payers providing Medicare Part D coverage have attempted to negotiate price concessions from pharmaceutical manufacturers. In addition, discussions are taking place at the federal level to pass legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers or set minimum requirements for Medicare pricing. The increasing pressure to lower prescription drug prices may limit drug access for Medicare Part D enrollees. Further, Medicare patients have to pay co-insurance, which may influence which products are recommended by physicians and selected by patients. In addition to federal Medicare proposals, state Medicaid drug payment changes could also lower payment for our products. To the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, the adverse effects may be magnified by private insurers adopting lower payment schedules.

In Europe, the success of our commercialized products, and any other product candidates we may develop, will depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and they expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the European Union have increased the amount of discounts required on our products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. For example, in June 2010, Spain imposed an incremental discount on all branded drugs and in August 2010, Germany increased the rebate on prescription pharmaceuticals. Other countries have recently imposed or could impose similar discounts on our products. As generic drugs come to market, we may face price decreases for our products in some countries in the European Union.

Government agencies also issue regulations and guidelines directly applicable to us and to our products. In addition, from time to time, professional societies, practice management groups, private health/science foundations and organizations publish guidelines or recommendations directed to certain health care and patient communities. Such recommendations and guidelines may relate to such matters as product usage, dosage, route of administration, and use of related or competing therapies and can consequently result in increased or decreased usage of our products. For example, recent HIV treatment guidelines in the United States and abroad have endorsed earlier diagnosis and treatment.

United States Healthcare Reform

In March 2010, healthcare reform legislation was adopted in the United States. As a result, we are required to further rebate or discount products reimbursed or paid for by various public payers, including Medicaid and other entities eligible to purchase discounted products through the 340B Drug Pricing Program under the Public Health Service Act, such as AIDS Drug Assistance Programs (ADAPs). The discounts, rebates and fees in the legislation that impacted us include:

•

effective January 1, 2010, our minimum base rebate amount owed to Medicaid on products reimbursed by Medicaid was increased by 8%, and the discounts or rebates we owe to ADAPs and other Public Health Service entities which reimburse or purchase our products were also increased by 8%;

•	effective March 23, 2010, we are required to extend rebates to patients receiving our products through Medicaid managed care organizations;

•	effective January 1, 2011, we are required to provide a 50% discount on products sold to patients while they are in the Medicare Part D “donut hole;” and

•

effective 2011, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax), calculated based on select government sales during the 2010 calendar year as a percentage of total industry government sales.

Starting in 2014, as the number of people with access to healthcare coverage is expected to increase, we could experience a positive impact on the sales of our products. Further, the expansion of healthcare coverage may decrease the reliance of patients on state ADAPs that currently rely on the availability of federal and state funding.

The full impact of healthcare reform for 2010 was a reduction of approximately $200 million in U.S. net product sales. The majority of this impact began in the third quarter and continued throughout the fourth quarter of 2010 since some of the new discount and rebate requirements took two quarters to fully take effect. For 2011, excluding the impact of the new pharmaceutical excise tax, we estimate that the impact of healthcare reform on product sales will be approximately 5–6% of our U.S. net product sales.

Many of the specific determinations necessary to implement the healthcare reform legislation have yet to be decided and communicated by the federal government. For example, we do not know how many or how quickly patients receiving our product under the Medicare Part D program will reach the “donut hole” or how details of the pharmaceutical excise tax will be calculated. Based on the information that we have to date, we estimate the 2011 impact of the pharmaceutical excise tax to be between $30-50 million, which will be classified as selling, general and administrative (SG&A) expense. The excise tax is not tax deductible. In calculating the anticipated financial impacts of healthcare reform described above, we made several estimates and assumptions with respect to our expected payer mix and how the reforms will be implemented.

Health Care Fraud and Abuse Laws

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the increasing attention being given to them by law enforcement authorities, it is possible that certain of our practices may be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our sales and marketing activities may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our results of operations.

Compulsory Licenses

In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. If we are unable to successfully appeal the decision by the patent authority in the courts, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil. In 2010, the Brazilian government purchased approximately $50 million of our HIV products. We are aware of applications from two generic companies to sell a generic version of Viread in Brazil. If one or both of these generic applicants are able to compete for this contract for 2011, we would not expect the Brazilian government to purchase any of our HIV products in 2011.

In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu and H1N1 influenza pandemic have generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government may allow Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada’s Access to Medicines Regime. Furthermore, Roche has issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and third-party manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

Employees

As of January 31, 2011, we had approximately 4,000 full-time employees. We believe we have good relations with our employees.

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

We are voluntarily assessing our greenhouse gas emissions, and have begun to take action to reduce such emissions, for example through establishing employee commuter programs and evaluating the energy efficiency of our buildings. Various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. For example, the California Air Resources Board is in the process of drafting regulations to meet state emissions targets. Based on current information and subject to the finalization of the proposed regulations, we believe that our primary risk related to climate change is the risk of increased energy costs. However, because we are not an energy intensive business, we do not anticipate being subject to a cap and trade system or any other mitigation measures that would likely be material to our capital expenditures, results of operations or competitive position.

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

We are currently dependent on sales of our products for the treatment of HIV infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the year ended December 31, 2010, Atripla and Truvada product sales together were $5.58 billion, or 70% of our total revenues. We may not be able to sustain the growth rate of sales of our HIV products, especially Atripla and Truvada, for any number of reasons including, but not limited to, the following:

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

If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in April 2010, we announced our decision to terminate our Phase 2b clinical trial of GS 9450 for the treatment of chronic hepatitis C. In January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with idiopathic pulmonary fibrosis. In addition, in January 2011, we received a “refuse to file” notification from the U.S. Food and Drug Administration (FDA) regarding our new drug application (NDA) for the single-tablet regimen of Truvada and Tibotec Pharmaceuticals’ investigational TMC278 for the treatment of HIV-1 infection in adults. The FDA requested additional information with respect to the Chemistry, Manufacturing and Controls section of the NDA. In February 2011, we re-filed our new drug application, which included the requested information, and are awaiting the FDA’s response as to whether it is substantially complete to permit a substantive review. If the FDA remains unsatisfied with the completeness of our application, our NDA may not be approved or our timeline for obtaining regulatory approval for the product, if granted, may be further delayed.

A portion of our pre-tax income is derived from royalty revenue recognized from sales of Tamiflu by Roche. If sales of Tamiflu were to decrease, our pre-tax income will be disproportionately and adversely affected.

F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu worldwide for the treatment and prevention of influenza under a royalty-paying collaborative agreement with us. We recognized $386.5 million in royalty revenue for the year ended December 31, 2010 related to royalties received from sales of Tamiflu by Roche. Although such royalty revenue represented approximately 5% of our total revenues in 2010, it represented approximately 10% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Tamiflu royalties increased sharply in 2009 and the first quarter of 2010 primarily as a result of pandemic planning initiatives worldwide. Tamiflu royalties declined sharply in the second quarter of 2010 due to the fulfillment of many of the existing pandemic orders from governments and corporations. Based on Roche’s reported sales of Tamiflu for the three months ended December 31, 2010, we expect Tamiflu royalties to be approximately $13.3 million in the first quarter of 2011. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which Tamiflu is sold. As sales of Tamiflu decrease, our royalty revenues will decrease and our pre-tax income will decrease disproportionately. Any such decrease could be material and could adversely impact our operating results.

Our results of operations will be adversely affected by current and potential future healthcare reforms.

Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. In March 2010, healthcare reform legislation was adopted in the United States. As a result, we are required to further rebate or discount products reimbursed or paid for by various public payers, including Medicaid and other entities eligible to purchase discounted products through the 340B Drug Pricing Program under the Public Health Service Act, such as ADAPs. The discounts, rebates and fees in the legislation that impacted us include:

•

effective January 1, 2010, our minimum base rebate amount owed to Medicaid on products reimbursed by Medicaid has been increased by 8%, and the discounts or rebates we owe to ADAPs and other Public Health Service entities which reimburse or purchase our products have also been increased by 8%;

•	effective March 23, 2010, we are required to extend rebates to patients receiving our products through Medicaid managed care organizations;

•	effective January 1, 2011, we are required to provide a 50% discount on products sold to patients while they are in the Medicare Part D “donut hole;” and

•

effective 2011, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax), calculated based on select government sales during the 2010 calendar year as a percentage of total industry government sales.

For 2011, excluding the impact of the new pharmaceutical excise tax, we estimate that the impact of healthcare reform on product sales will be approximately 5–6% of our U.S. net product sales.

Many of the specific determinations necessary to implement the healthcare reform legislation have yet to be decided and communicated by the federal government. For example, we do not know how many or how quickly patients receiving our product under the Medicare Part D program will reach the “donut hole” or how details of the pharmaceutical excise tax will be calculated and reflected in our financial results. Based on the information that we have to date, we estimate the 2011 impact of the pharmaceutical excise tax to be between $30-50 million, which will be classified as selling, general and administrative (SG&A) expense. The excise tax is not tax deductible. In calculating the anticipated financial impacts of healthcare reform described above, we made several estimates and assumptions with respect to our expected payer mix and how the reforms will be implemented.

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

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payer reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, a significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In addition, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, as one state is currently experiencing, sales of our HIV products could be negatively impacted which would reduce our revenues. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

In Europe, the success of our commercialized products, and any other product candidates we may develop, will depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and they expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase.

Recently, many countries in the European Union have increased the amount of discounts required on our products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. For example, in

June 2010, Spain imposed an incremental discount on all branded drugs and in August 2010, Germany increased the rebate on prescription pharmaceuticals. Other countries have recently imposed or could impose similar discounts on our products. As generic drugs come to market, we may face price decreases for our products in some countries in the European Union.

Approximately 44% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.

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

In 2010, approximately 82% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the second quarter of 2009, the wholesalers increased their inventory levels for Atripla and Truvada, while inventory levels for Viread decreased. In the third quarter of 2009, the wholesalers drew down on their inventory such that inventory levels for Atripla and Truvada at the end of the third quarter of 2009 were more consistent with the levels held during the first quarter of 2009. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

In addition, the non-retail sector in the United States, which includes government institutions, including state ADAPs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. For example, in the first quarter of 2010, non-retail purchases, driven by certain state ADAPs, were lower as a percentage of their federal ADAP fiscal year purchases compared to the first quarters of 2008 and 2009. We believe this decrease was driven by higher purchasing patterns observed during the last three quarters of 2009 as compared to the same period in 2008. The annual grant cycles for federal and state ADAP funds may cause ADAP purchasing patterns to not reflect patient demand, and we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future.

In light of the global economic downturn and budget crises faced by many Europe countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some purchasers to reduce inventory of our products in the distribution channels, and in some cases, even at the patient level, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from the joint venture established by GSK and Pfizer which markets fixed-dose combination products that compete with Atripla and Truvada.

For example, lamivudine, marketed by this joint venture, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of both Atripla and Truvada. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States and we expect to see generic lamivudine in the United States in the near future. Generic lamivudine has been available in Spain since March 2010. We expect that generic versions of lamivudine will be launched in other countries within the European Union as early as the first quarter of 2011.

For Hepsera and Viread for treatment of chronic hepatitis B, we compete primarily with products produced by GSK, BMS and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck and Pfizer. In addition, we are aware of at least two lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with a product produced by Actelion Pharmaceuticals US, Inc. (Actelion) and indirectly with pulmonary arterial hypertension products from United Therapeutics Corporation and Pfizer. Ranexa competes predominantly with generic compounds from three distinct classes of drugs, beta-blockers, calcium channel blockers and long-acting nitrates for the treatment of chronic angina in the United States. Cayston competes with a product marketed by Novartis. Tamiflu competes with products sold by GSK and generic competitors.

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

The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA, the European Medicines Agency and comparable regulatory agencies in other countries. We are continuing clinical trials for Atripla, Truvada, Viread, Hepsera, Emtriva, AmBisome, Letairis, Ranexa and Cayston for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in April 2010, we announced our decision to terminate our Phase 2b clinical trial of GS 9450 for the treatment of chronic hepatitis C. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including elvitegravir, our novel HIV integrase inhibitor for the treatment of HIV infection; and the fixed-dose regimen of elvitegravir, cobicistat and Truvada for the treatment of HIV in treatment-naïve patients; each currently in Phase 3 clinical trials that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

Due to our reliance on third-party contract research organizations to conduct our clinical trials, we are unable to directly control the timing, conduct, expense and quality of our clinical trials.

We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third-party contract research organizations (CROs) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely impacted.

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

Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories in Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and South Korea. In November 2009, we entered into an agreement with GSK that provided GSK with exclusive commercialization rights and registration responsibilities for Viread for the treatment of chronic hepatitis B in China. In October 2010, we granted similar rights to GSK in Japan and Saudi Arabia. The success of Hepsera and Viread for the treatment of chronic hepatitis B in these territories depends almost entirely on the efforts of GSK. In this regard, GSK promotes Epivir-HBV/Zeffix, a product that competes with Hepsera and Viread for the treatment of chronic hepatitis B. Consequently, GSK’s marketing strategy for Hepsera and Viread for the treatment of chronic hepatitis B may be influenced by its promotion of Epivir-HBV/Zeffix. We receive royalties from GSK equal to a percentage of GSK’s net sales of Hepsera and Viread for the treatment of chronic hepatitis B as well as net sales of GSK’s Epivir-HBV/Zeffix. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera or Viread for the treatment of chronic hepatitis B in its territories, our potential revenues in these territories may be substantially reduced.

In addition, Cayston and Letairis are distributed through third-party specialty pharmacies, which are pharmacies specializing in the dispensing of medications for complex or chronic conditions that may require a high level of patient education and ongoing counseling. The use of specialty pharmacies requires significant coordination with our sales and marketing, medical affairs, regulatory affairs, legal and finance organizations and involves risks, including but not limited to risks that these specialty pharmacies will:

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

From time to time, certain individuals or entities may challenge our patents. For example, in 2007, the Public Patent Foundation filed requests for re-examination with the United States Patent and Trademark Office (PTO) challenging four of our patents related to tenofovir disoproxil fumarate, which is an active ingredient in Atripla, Truvada and Viread. The PTO granted these requests and issued non-final rejections for the four patents, which is a step common in a proceeding to initiate the re-examination process. In 2008, the PTO confirmed the patentability of all four patents.

Although we were successful in responding to the PTO actions in the instance above, similar organizations may still challenge our patents in foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir disoproxil fumarate in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir disoproxil fumarate we have filed in Brazil. We then filed an appeal within the patent authority responding to the questions raised in the rejection. In July 2009, the Brazilian patent authority again rejected the application. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. We cannot predict the outcome of this proceeding on our tenofovir disoproxil fumarate patent application. If we are unsuccessful in our appeal to the courts of the decision by the patent authority, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil. In 2010, the Brazilian government purchased approximately $50 million of our HIV products. We are aware of applications from two generic companies to sell a generic version of Viread in Brazil. If one or both of these generic applicants are able to compete for this contract for 2011, we would not expect the Brazilian government to purchase any of our HIV products in 2011.

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

As part of the approval process of some of our products, the FDA granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug.

For example, in November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Atripla and Truvada. In the notice related to Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In the notice related to Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, BMS and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz.

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

In August 2010, we received notice that Sigmapharm Labs (Sigmapharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Hepsera. In the notice, Sigmapharm alleges that both of the patents associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm’s manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit against Sigmapharm for infringement of our patents for Hepsera. One of the patents challenged by Sigmapharm is also being challenged by Ranbaxy, Inc. (Ranbaxy) pursuant to a notice received in October 2010. The patent challenged by Ranbaxy expires in July 2018. We have the option of filing a lawsuit at any time if we believe that Ranbaxy is infringing our patent.

In February 2011, we received notice that Natco Pharma Limited (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that a patent associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of a generic version of Tamiflu. We are currently reviewing the notice letter and have 45 days from the date of receipt to commence a patent infringement lawsuit against Natco.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products prior to the expiration date of those patents.

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

We depend on third parties to perform manufacturing activities effectively and on a timely basis for the majority of our solid dose products. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our corporate partners are subject to current Good Manufacturing Practices (GMP), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by the FDA and the European Medicines Agency. Similar regulations are in effect in other countries.

Our third-party manufacturers and corporate partners are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers or corporate partners fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.

Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in January and February 2010, the FDA conducted a routine inspection of our San Dimas, California, manufacturing and distribution facility, where we manufacture AmBisome and Cayston, fill and finish Macugen, and package solid dosage form products. At the conclusion of that inspection, the FDA issued Form 483 Inspectional Observations stating concerns over: the maintenance of aseptic processing conditions in the manufacturing suite for our AmBisome product; environmental maintenance issues in the San Dimas warehousing facility; batch sampling; and the timeliness of completion of annual product quality reports. On September 24, 2010, our San Dimas manufacturing facility received a Warning Letter from the FDA further detailing the FDA’s concerns over the AmBisome manufacturing environment, including control systems and monitoring, procedures to prevent microbiological contamination and preventative cleaning and equipment maintenance. Referencing certain Viread lots, the letter also stated concerns connected with quality procedures, controls and investigation procedures, and a generalized concern over the effectiveness of the San Dimas quality unit in carrying out its responsibilities.

In November and December 2010, the FDA re-inspected the San Dimas facility. The re-inspection closed with no additional Form 483 observations. Consequently, we believe that we have addressed the FDA’s concerns as stated in the Form 483 observations and the Warning Letter, but we are awaiting confirmation of acceptance from the FDA.

Unless and until we receive confirmation from the FDA that it is satisfied we have corrected outstanding issues, the FDA may withhold permission to export AmBisome and Cayston manufactured at San Dimas to certain countries outside the United States and Europe. The FDA may also withhold approval of pending drug applications listing the San Dimas facility. Since, as required, we have notified appropriate international regulatory authorities of the letter’s issuance, it is possible that the letter may impact our ability to supply our aseptic products manufactured at San Dimas (AmBisome, Cayston and Macugen) outside the United States. If as a result of a Warning Letter, we are unable to receive export or regulatory approvals for AmBisome or any other products at issue, we may be unable to sell sufficient quantities of these products to meet market demand, which would decrease our revenues and harm our business. As described further in the risk factor entitled “We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which would limit our ability to generate revenues” below, we manufacture AmBisome and fill and finish Macugen exclusively at our San Dimas facility.

We do not believe the Warning Letter will impact our ability to supply any of the solid dosage form products that we package at the San Dimas facility, which include Atripla, Truvada, Viread, Emtriva, Hepsera, Letairis and Ranexa. In the event our solid dosage form products were affected, we have alternate sites from which we could supply such products.

Our ability to successfully manufacture and commercialize Cayston will depend upon our ability to manufacture in a multi-product facility.

Aztreonam, the active pharmaceutical ingredient in Cayston, is a mono-bactam Gram-negative antibiotic. We manufacture Cayston by ourselves in San Dimas, California, or through third parties, in multi-product manufacturing facilities. Historically, the FDA has permitted the manufacture of mono-bactams in multi-product manufacturing facilities; however, there can be no assurance that the FDA will continue to allow this practice. We do not currently have a single-product facility that can be dedicated to the manufacture of Cayston nor have we engaged a contract manufacturer with a single-product facility for Cayston. If the FDA prohibits the manufacture of mono-bactam antibiotics, like aztreonam, in multi-product manufacturing facilities in the future, we may not be able to procure a single-product manufacturing facility in a timely manner, which would adversely affect our commercial supplies of Cayston and our anticipated financial results attributable to such product.

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

Cayston is dependent on two different third-party single-source suppliers. First, aztreonam, the active pharmaceutical ingredient in aztreonam for inhalation solution, is manufactured by a single supplier at a single site. Second, it is administered to the lungs of patients through a device that is made by a single supplier at a single site. Disruptions or delays with any of these single suppliers could adversely affect our ability to supply Cayston, and we cannot be sure that alternative suppliers can be identified in a timely manner, or at all. See the Risk Factor entitled “Our ability to successfully manufacture and commercialize Cayston will depend upon our ability to manufacture in a multi-product facility.”

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

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in an increase in days sales outstanding due to the average length of time that we have accounts receivable outstanding. Our accounts receivable in these countries totaled approximately $965.9 million as of December 31, 2010, of which $428.5 million was more than 120 days past due based on contractual payment terms. As a result of the fiscal and debt crises in these countries, the number of days our invoices are past due has continued to increase in line with that being experienced by other pharmaceutical companies that are also selling directly to hospitals. Historically, receivables balances with certain publicly-owned hospitals accumulate over a period of time and are then subsequently settled as large lump sum payments. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected. For example, at December 31, 2010, we had $109.1 million due from publicly-owned hospitals in Greece. The Greek government has offered to settle the majority of their outstanding receivables with zero-coupon bonds, which are expected to trade at a discount to face value, and we have agreed to accept the bonds. As of December 31, 2010, we received bonds to settle receivables totaling $12.8 million. We anticipate receiving the remaining bonds in full by the end of the first quarter of 2011. At December 31, 2010, our allowance for doubtful accounts was adequate to cover exposure related to the expected discount on these bonds. In Spain, Italy and Portugal we are actively pursuing collection of the overdue receivables and taking action as necessary to enforce our legal right to payment.

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

In November 2008, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Atripla and Truvada. In the notice related to Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In the notice related to Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, BMS and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz.

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

In August 2010, we received notice that Sigmapharm submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Hepsera. In the notice, Sigmapharm alleges that both of the patens associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm’s manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit against Sigmapharm for infringement of our patents for Hepsera. One of the patents challenged by Sigmapharm is also being challenged by Ranbaxy pursuant to a notice received in October 2010. The patent challenged by Ranbaxy expires in July 2018. We are considering our options for enforcing our patent.

In February 2011, we received notice that Natco submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that a patent associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of a generic version of Tamiflu. We are currently reviewing the notice letter and have 45 days from the date of receipt to commence a patent infringement lawsuit against Natco.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products prior to the expiration date of those patents.

The outcome of the lawsuits above, or any other lawsuits that may be brought against us, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.

In some countries, we may be required to grant compulsory licenses for our products or face generic competition for our products.

In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. If we are unable to successfully appeal the decision by the patent authority in the courts, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in

Brazil. In 2010, the Brazilian government purchased approximately $50 million of our HIV products. Further, we are aware of applications from two generic companies to sell a generic version of Viread in Brazil. If one or both of these generic applicants are able to compete for this contract for 2011, we would not expect the Brazilian government to purchase any of our HIV products in 2011.

In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic and H1N1 influenza have generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government may allow Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada’s Access to Medicines Regime. Furthermore, Roche has issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche has granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and third-party manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

We may face significant liability resulting from our products that may not be covered by insurance and successful claims could materially reduce our earnings.

The testing, manufacturing, marketing and use of our commercial products, as well as product candidates in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. In recent years, coverage and availability of cost-effective product liability insurance has decreased, so we may be unable to maintain sufficient coverage for product liabilities that may arise. In addition, the cost to defend lawsuits or pay damages for product liability claims may exceed our coverage. If we are unable to maintain adequate coverage or if claims exceed our coverage, our financial condition and our ability to clinically test our product candidates and market our products will be adversely impacted. In addition, negative publicity associated with any claims, regardless of their merit, may decrease the future demand for our products and impair our financial condition.

Business disruptions from natural or man-made disasters may harm our future revenues.

Our worldwide operations could be subject to business interruptions stemming from natural or man-made disasters for which we may be self-insured. Our corporate headquarters and Palo Alto locations, which together house a majority of our research and development activities, and our San Dimas manufacturing facility are located in California, a seismically active region. As we do not carry earthquake insurance and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake.

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

We lease facilities in Foster City, Palo Alto and San Dimas, California, to house some of our manufacturing, warehousing and R&D activities. In addition, we also lease facilities in Branford, Connecticut and Seattle, Washington to house some of our administrative and R&D activities.

Our international headquarters, which include some of our commercial, medical and administrative facilities, are located and leased in the London area in the United Kingdom.

We own a manufacturing facility in Cork, Ireland, that we primarily use for solid dose tablet manufacturing of our antiviral products, as well as product packaging activities. We also lease and own facilities in the Dublin area of Ireland to house distribution activities.

We also own a manufacturing facility in Edmonton, Alberta, Canada, that we primarily use to conduct process research and scale-up of our clinical development candidates, the manufacturing of our active pharmaceutical ingredients for both investigational and commercial products and our chemical development activities to improve existing commercial manufacturing processes.

We have leased additional facilities to house our commercial, medical and administrative activities in Australia, Austria, Belgium, Canada, France, Germany, Greece, Ireland, Italy, Netherlands, Poland, Portugal,

Spain, Sweden, Switzerland, Turkey and the United Kingdom. We also lease an office in Shanghai, China to provide sourcing and manufacturing support primarily related to our commercial purchases of active pharmaceutical ingredients.

We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business. We believe our capital resources are sufficient to purchase, lease or construct any additional facilities required to meet our expected long-term growth needs.

ITEM 3.	LEGAL PROCEEDINGS

In November 2008, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Atripla and Truvada. In the notice related to Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In the notice related to Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, BMS and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz.

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

In August 2010, we received notice that Sigmapharm submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Hepsera. In the notice, Sigmapharm alleges that both of the patents associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm’s manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit in U.S. District Court in New Jersey against Sigmapharm for infringement of our patents for Hepsera. One of the patents challenged by Sigmapharm is also being challenged by Ranbaxy, Inc. (Ranbaxy) pursuant to a notice received in October 2010. The patent challenged by Ranbaxy expires in July 2018. We are considering our options for enforcing our patent.

In February 2011, we received notice that Natco submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that a patent associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of a generic version of Tamiflu. We are currently reviewing the notice letter and have 45 days from the date of receipt to commence a patent infringement lawsuit against Natco.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products prior to the expiration date of those patents.

Information pertaining to certain of our other legal proceedings can be found in Item 8, Note 12 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

	High	Low
2010
First Quarter	$49.50	$42.70
Second Quarter	$46.62	$32.84
Third Quarter	$36.76	$31.73
Fourth Quarter	$40.73	$35.26

2009
First Quarter	$53.28	$40.62
Second Quarter	$48.45	$41.31
Third Quarter	$50.00	$43.81
Fourth Quarter	$47.53	$42.31

As of February 18, 2011, we had 795,264,644 shares of common stock outstanding held by approximately 466 stockholders of record.

We have not paid cash dividends on our common stock since our inception. We currently expect to retain earnings primarily for use in the operation and expansion of our business, and therefore, do not anticipate paying any cash dividends in the near future. In an effort to continue to return value to our stockholders and minimize dilution from stock issuances, our Board of Directors (Board) authorized a program in January 2010 for the repurchase of our common stock in an amount of up to $1.00 billion through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated purchases or other means. We completed this plan in May 2010, at which time our Board authorized a three-year, $5.00 billion stock repurchase program. As of December 31, 2010, we have repurchased $3.02 billion of our common stock under this program. In 2010, we utilized a total of $4.02 billion to repurchase and retire 109.9 million shares of our common stock, at an average purchase price of $36.57 per share.

In January 2011, our Board authorized an additional three-year, $5.00 billion stock repurchase program which will commence upon the completion of our existing program authorized in May 2010. We intend to use the additional authorization to repurchase our shares from time to time, to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. See Item 8, Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

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

(2)	Shows the cumulative return on investment assuming an investment of $100 in our common stock, the NBI Index and the S&P500 Index on December 30, 2005.

Issuer Purchases of Equity Securities

In an effort to continue to return value to our stockholders and minimize dilution from stock issuances, our Board authorized a program in January 2010 for the repurchase of our common stock in an amount of up to $1.00 billion through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated purchases or other means. We completed this plan in May 2010, at which time our Board authorized a three-year, $5.00 billion stock repurchase program. As of December 31, 2010, we have repurchased $3.02 billion of our common stock under this program. In 2010, we utilized a total of $4.02 billion to repurchase and retire 109.9 million shares of our common stock, at an average purchase price of $36.57 per share.

In January 2011, our Board authorized an additional three-year, $5.00 billion stock repurchase program which will commence upon the completion of our existing program authorized in May 2010. We intend to use the additional authorization to repurchase our shares from time to time, to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. See Item 8, Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

The table below summarizes our stock repurchase activity for the three months ended December 31, 2010 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
October 1—October 31, 2010	4,671		$37.43	4,670		$2,419,713
November 1—November 30, 2010	5,485		$38.35	5,470		$2,209,943
December 1—December 31, 2010	6,252		$36.92	6,251		$1,979,174

Total	16,408	(1)	$37.54	16,391	(1)

(1)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 6.	SELECTED FINANCIAL DATA

GILEAD SCIENCES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008	2007	2006
CONSOLIDATED STATEMENT OF INCOME DATA:
Total revenues	$7,949,420	$7,011,383	$5,335,750	$4,230,045	$3,026,139
Total costs and expenses (1)	$3,987,198	$3,482,162	$2,657,209	$2,065,538	$3,784,892
Income (loss) from operations	$3,962,222	$3,529,221	$2,678,541	$2,164,507	$(758,753)
Provision for income taxes	$1,023,799	$876,364	$702,363	$635,355	$538,857
Net income (loss) attributable to Gilead	$2,901,257	$2,635,755	$1,978,899	$1,584,902	$(1,209,866)

Net income (loss) per share attributable to Gilead common stockholders—basic	$3.39	$2.91	$2.15	$1.71	$(1.32)

Shares used in per share calculation—basic	856,060	904,604	920,693	929,133	918,212

Net income (loss) per share attributable to Gilead common stockholders—diluted	$3.32	$2.82	$2.06	$1.64	$(1.32)

Shares used in per share calculation—diluted	873,396	934,109	958,825	964,356	918,212

	As of December 31,
	2010	2009	2008	2007	2006
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$5,318,071	$3,904,846	$3,239,639	$2,722,422	$1,389,566
Working capital	$3,243,132	$2,940,927	$3,057,416	$2,271,344	$1,644,886
Total assets (2)	$11,592,630	$9,698,559	$6,936,831	$5,731,055	$3,961,612
Other long-term obligations	$27,401	$35,918	$21,462	$11,604	$91,847
Convertible senior notes (3)	$3,477,564	$1,155,443	$1,098,025	$1,043,998	$992,894
Retained earnings (accumulated deficit)	$1,183,730	$1,995,272	$300,314	$198,775	$(911,272)
Total stockholders’ equity	$6,121,837	$6,505,158	$4,465,583	$3,752,630	$2,051,546

(1)

During 2010, we recorded $136.0 million of impairment charges in R&D expense, related to certain in-process research and development (IPR&D) assets acquired from CV Therapeutics, Inc. (CV Therapeutics). See Item 8, Notes 5 and 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

During 2008, we completed the acquisition of all of the assets of Navitas Assets, LLC related to its cicletanine business for an aggregate purchase price of $10.9 million which was allocated to purchased IPR&D.

During 2006, we completed the acquisition of Myogen, Inc. for an aggregate purchase price of $2.42 billion, of which $2.06 billion was allocated to purchased IPR&D. In 2006, we also acquired the net assets of Corus Pharma, Inc. for $415.5 million, of which $335.6 million was allocated to purchased IPR&D.

(2)

During 2009, we completed the acquisition of CV Therapeutics and we recognized consideration transferred of $1.39 billion which was primarily recorded in intangible assets. See Item 8, Note 5 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)

During 2010, we issued $2.50 billion principal amount of convertible senior notes in a private placement. See Item 8, Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

During 2006, we issued $1.30 billion principal amount of convertible senior notes in a private placement. See Item 8, Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Management Overview

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Asia Pacific. We market products in the HIV/AIDS, liver disease, respiratory and cardiovascular/metabolic therapeutic areas. Our product portfolio is comprised of Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Truvada® (emtricitabine and tenofovir disoproxil fumarate), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B; AmBisome® (amphotericin B liposome for injection) for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Ranexa® (ranolazine) for the treatment of chronic angina; Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection and Cayston® (aztreonam for inhalation solution) as a treatment to improve respiratory symptoms in cystic fibrosis (CF) patients with Pseudomonas aeruginosa (P. aeruginosa).

In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements. For example, F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) for the treatment and prevention of influenza; GlaxoSmithKline Inc. (GSK) markets Hepsera and Viread for the treatment of chronic hepatitis B in certain territories outside of the United States; GSK also markets Volibris® (ambrisentan) outside of the United States for the treatment of PAH; Astellas Pharma US, Inc. markets AmBisome for the treatment of severe fungal infections in the United States and Canada; Astellas US LLC markets Lexiscan® (regadenoson) injection in the United States for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging; Rapidscan Pharma Solutions, Inc. markets Rapiscan (regadenoson) in certain territories outside of the United States for the inducement of pharmacological stress and/or vasodilation of the coronary vasculature strictly for purposes of diagnosing cardiovascular disease; Menarini International Operations Luxembourg SA markets Ranexa in certain territories outside of the United States for the treatment of chronic angina; and Japan Tobacco Inc. (Japan Tobacco) markets Truvada, Viread and Emtriva in Japan.

Business Highlights

During 2010, we grew our business significantly and achieved record total revenues of $7.95 billion while strengthening our product portfolio and pipeline programs.

Our antiviral franchise, in particular Atripla and Truvada, continued to drive product sales growth both in the United States and within the big five European Union markets, which are comprised of the United Kingdom, France, Germany, Italy and Spain. Our cardiovascular franchise also delivered strong results for the year with the contributions of Letairis and Ranexa to our total revenues. Our newest product, Cayston, in the respiratory area, was well accepted in North America and certain countries of Europe, showing continued revenue growth throughout 2010.

During the year, we also made strategic decisions to advance and focus our research and development (R&D) pipeline efforts, including:

•

In the HIV area, in September 2010, we announced that we had submitted a Marketing Authorization Application to the European Medicines Agency for marketing approval of the single-tablet regimen of Truvada and Tibotec Pharmaceuticals’ (Tibotec) investigational non-nucleoside reverse transcriptase inhibitor, TMC278 (rilpivirine hydrochloride), for the treatment of HIV-1 infection in adults. In November 2010, we announced that we had submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for marketing approval of the single-tablet regimen of Truvada and Tibotec’s TMC278, for the treatment of HIV-1 infection in adults. In January 2011, we received a “refuse to file” notification from the U.S. FDA. In its communication, the FDA requested additional information with respect to the Chemistry, Manufacturing and Controls section of the NDA submission. In February 2011, we re-filed our new drug application, which included the requested information, and are awaiting the FDA’s response as to whether it is substantially complete to permit a substantive review.

•

Also in the HIV area, during 2010, we initiated both Phase 3 clinical studies for our investigational fixed-dose, single-tablet “Quad” regimen of elvitegravir, cobicistat (formerly GS 9350) and Truvada. The two Phase 3 studies are evaluating the single-tablet fixed-dose regimen versus a standard of care among HIV-infected treatment-naïve patients. In the second quarter of 2010, we also initiated a Phase 3 study evaluating the efficacy, safety and tolerability of cobicistat, our pharmacoenhancer that is in development as a boosting agent for certain HIV medicines and other antivirals. In September 2010, we released positive 48-week results from two of our ongoing Phase 2 clinical studies in HIV-infected patients. The first were from the study of our fixed-dose, single-tablet “Quad” regimen of elvitegravir, cobicistat and Truvada versus Atripla. The second were from the study of cobicistat-boosted atazanavir plus Truvada compared to ritonavir-boosted atazanavir plus Truvada.

•

In the liver disease area, our hepatitis C virus (HCV) pipeline now includes seven unique molecules spanning six therapeutic classes with different mechanisms of action. Five of these compounds are currently in clinical trials, and two are slated to enter human clinical studies in early 2011. In October 2010, we announced data from a Phase 2a study showing that our investigational compounds GS 9190 and GS 9256, used in conjunction with current standard of care therapies, produced substantial suppression of HCV within 28 days of treatment. Additionally, in October 2010, we announced new data from the open-label phase of two pivotal Phase 3 clinical trials (Studies 102 and 103) evaluating the four-year efficacy of Viread for the treatment of chronic hepatitis B virus (HBV) infection, which show that Viread maintains antiviral suppression with no development of resistance through four years of treatment. Data also show significant “s” antigen loss, a marker of the resolution of chronic HBV infection, in HBeAg-positive patients.

•

Also in the liver disease area, in July 2010, John McHutchison, MD, joined Gilead as Senior Vice President, Liver Disease Therapeutics to lead the efforts to advance discovery and development programs in the liver disease area.

•

In the respiratory area, we announced in October 2010 that our head-to-head Phase 3 clinical trial of Cayston versus tobramycin inhalation solution (TIS) in CF patients with P. aeruginosa achieved its co-primary endpoint of superiority of Cayston to TIS for mean actual change in forced expiratory volume in one second (FEV1, a measure of lung function) percent predicted across three treatment cycles (six months). Earlier in the year, in February, we received marketing approval from the FDA for Cayston as a treatment to improve respiratory symptoms in CF patients with P. aeruginosa.

•

In the cardiovascular and metabolic areas, in December 2010, we announced the termination of ARTEMIS-IPF, our Phase 3 study of ambrisentan in patients with idiopathic pulmonary fibrosis (IPF). This decision follows an interim analysis of unblinded efficacy and safety data by the study’s Data Monitoring Committee and our review of those data, which did not show evidence of a treatment benefit in the group of patients randomized to receive ambrisentan.

During the year, we also expanded our pipeline through strategic acquisitions. We completed the acquisition of Arresto Biosciences, Inc. (Arresto) in January 2011 for $225 million plus potential future payments based on achievement of certain sales levels. Arresto was a privately-held, development-stage biotechnology company based in Palo Alto, California, focused on developing antibodies for the potential treatment of fibrotic diseases and cancer. The company’s lead product is GS 6624 (formerly AB0024), a humanized monoclonal antibody (mAb) targeting the human lysyl oxidase-like-2 (LOXL2) protein. In addition to an ongoing Phase 1 study of GS 6624 in patients with advanced solid tumors, a Phase 1 study is being conducted to evaluate GS 6624 in patients with IPF.

We completed the acquisition of CGI Pharmaceuticals, Inc. (CGI) in July 2010 for up to $120 million in cash, the majority as an upfront payment and the remaining based on the achievement of certain clinical development milestones. CGI was a privately-held development stage pharmaceutical company based in Branford, Connecticut, primarily focused on small molecule chemistry and protein kinase biology. The lead preclinical compound from CGI’s library of proprietary small molecule kinase inhibitors targets spleen tyrosine kinase (Syk) and could have unique applications for the treatment of serious inflammatory diseases, including rheumatoid arthritis.

Financial Highlights

Our operating results for 2010 were led by total product sales of $7.39 billion, an increase of 14% over total product sales of $6.47 billion for 2009. The increase in product sales was driven primarily by our antiviral franchise (Atripla, Truvada, Viread, Hepsera and Emtriva), due mainly to the strong growth in Atripla sales. Atripla contributed $2.93 billion, or 45%, to our 2010 antiviral product sales. Atripla product sales for 2010 increased 23% from 2009 primarily due to sales volume growth in the United States and Europe. Truvada product sales for 2010 comprised $2.65 billion, or 41% of 2010 antiviral product sales. Truvada product sales for 2010 increased 6% from 2009 primarily due to sales volume growth in the United States and Europe. Foreign currency exchange had an unfavorable impact of $93.7 million and $79.8 million on our 2010 revenues and pre-tax earnings, respectively, compared to 2009.

Product sales in the United States were driven primarily by our antiviral franchise but also reflected growth in sales of our cardiovascular products. Antiviral product sales in the United States increased 13% in 2010 compared to 2009, resulting from the continued growth of patient and market share in the United States. With respect to our cardiovascular franchise, Ranexa sales in the United States were $234.8 million in 2010, reflecting a continued growth in demand as Ranexa prescriptions have increased by 71% since our acquisition of CV Therapeutics, Inc. (CV Therapeutics) in April 2009. Ranexa sales were $123.1 million in 2009 for the period subsequent to our acquisition of CV Therapeutics. Furthermore, Letairis sales contributed $240.3 million to 2010 product sales in the United States, reflecting a 31% increase from 2009. Our newest product, Cayston, also contributed $47.5 million during its first year of sales in 2010, the majority of which was in the United States.

Product sales in Europe were driven by antiviral product sales, which increased 9% in 2010 compared to 2009, due to continued strong growth in demand. While we saw demand growth for our products in Europe, the effect was partially offset by recent mandatory price reductions in certain European countries and foreign currency exchange impact from a strengthening U.S. dollar relative to European currencies.

Royalty revenues recognized from our collaborations with corporate partners were $546.0 million for 2010, an increase of $54.2 million or 11% from royalty revenues of $491.8 million for 2009. Other royalty revenues, which include royalties from GSK for Hepsera, royalties from Astellas for Lexiscan and royalties from Japan Tobacco for Truvada, contributed to the increase in total royalty revenues, partially offset by Tamiflu royalties from Roche which decreased from $392.7 million in 2009 to $386.5 million in 2010.

Our R&D and selling, general and administrative (SG&A) expenses increased by $230.7 million, or 12% for 2010 compared to 2009. The increase was due primarily to impairment charges related to in-process R&D

(IPR&D) assets acquired from CV Therapeutics, higher headcount and expenses to support our expanding commercial activities and clinical studies expenses related to increased HIV research activities, partially offset by lower R&D expense reimbursement related to our collaboration with Tibotec.

We approved and communicated a plan during the second quarter of 2010 to close our research operations in Durham, North Carolina and consolidate our liver disease research activities in Foster City, California. We believe this plan will allow our employees to collaborate more effectively and further advance our programs in the liver disease area. During the year, we incurred a total of $25.0 million of restructuring expenses related to employee severance and facilities-related expenses under this plan. In December 2010, we closed our operations in Durham. We do not expect to incur any additional significant costs in connection with this plan.

Financing Activity

Cash, cash equivalents and marketable securities increased by $1.41 billion during 2010, driven primarily by our operating cash flows of $2.83 billion and proceeds of $2.46 billion from the issuance of convertible senior notes, net of issuance costs, partially offset by repurchases of our common stock under our stock repurchase programs. Under our current three-year, $5.00 billion stock repurchase program authorized in May 2010, we repurchased $3.02 billion of our common stock through December 31, 2010. In May 2010, we had completed the $1.00 billion stock repurchase program previously authorized in January 2010. For the year, we utilized a total of $4.02 billion of cash to repurchase and retire 109.9 million shares of our common stock at an average purchase price of $36.57 per share.

Our Board authorized an additional three-year, $5.00 billion stock repurchase program in January 2011 for future repurchases of our outstanding shares of common stock which will commence upon the completion of our existing program authorized in May 2010. We intend to use the additional authorization to repurchase our shares from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically.

We issued $2.50 billion of convertible senior notes in July 2010 in a private placement and purchased convertible note hedges as well as sold warrants for a net cost of $207.2 million. The cost of the convertible note hedges will be tax deductible over the life of the notes. The convertible note hedges and warrants are intended to reduce the potential economic dilution upon future conversions of the notes by effectively increasing our conversion prices for the notes. Our interest expense for 2010 increased by $39.3 million compared to 2009, due primarily to increased interest expense related to the notes.

We have used and will continue to use the net proceeds from the issuance of the convertible notes to repurchase shares of our common stock and repay existing indebtedness.

Healthcare Reform

In March 2010, healthcare reform legislation was adopted in the United States. As a result, we are required to further rebate or discount products reimbursed or paid for by various public payers, including Medicaid and other entities eligible to purchase discounted products through the 340B Drug Pricing Program under the Public Health Service Act, such as AIDS Drug Assistance Programs (ADAPs). The discounts, rebates and fees in the legislation that impacted us include:

•

effective January 1, 2010, our minimum base rebate amount owed to Medicaid on products reimbursed by Medicaid was increased by 8%, and the discounts or rebates we owe to ADAPs and other Public Health Service entities which reimburse or purchase our products were also increased by 8%;

•	effective March 23, 2010, we are required to extend rebates to patients receiving our products through Medicaid managed care organizations;

•	effective January 1, 2011, we are required to provide a 50% discount on products sold to patients while they are in the Medicare Part D “donut hole;” and

•

effective 2011, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax), calculated based on select government sales during the 2010 calendar year as a percentage of total industry government sales.

Starting in 2014, as the number of people with access to healthcare coverage is expected to increase, we could experience a positive impact on the sales of our products. Further, the expansion of healthcare coverage may decrease the reliance of patients on state ADAPs that currently rely on the availability of federal and state funding.

The full impact of healthcare reform for 2010 was a reduction of approximately $200 million in U.S. net product sales. The majority of this impact began in the third quarter and continued throughout the fourth quarter of 2010 since some of the new discount and rebate requirements took two quarters to fully take effect. For 2011, excluding the impact of the new pharmaceutical excise tax, we estimate that the impact of healthcare reform on product sales will be approximately 5–6% of our U.S. net product sales.

Many of the specific determinations necessary to implement the healthcare reform legislation have yet to be decided and communicated by the federal government. For example, we do not know how many or how quickly patients receiving our product under the Medicare Part D program will reach the “donut hole” or how details of the pharmaceutical excise tax will be calculated. Based on the information that we have to date, we estimate the 2011 impact of the pharmaceutical excise tax to be between $30–$50 million, which will be classified as SG&A expense. The excise tax is not tax deductible. In calculating the anticipated financial impacts of healthcare reform described above, we made several estimates and assumptions with respect to our expected payer mix and how the reforms will be implemented.

2011 Outlook

Our operating objectives for 2011 include increasing the market share of our commercial products, continuing to strengthen our pipeline with internally developed and/or externally in-licensed or purchased opportunities and strengthening our key alliances. Additionally, we remain committed to returning value to our shareholders as we continue to repurchase our shares in a disciplined manner throughout the year.

From an R&D standpoint, we will continue to execute on our pipeline development with a particular focus on innovative HIV single-tablet regimens for patients and progression of HCV molecules into the clinic.

From a commercial standpoint, we have a number of internal and external initiatives intended to promote the continued growth of our franchises. In the HIV area, we expect to see continued positive impact from the revised U.S. Department of Health and Human Services treatment guidelines that recommend earlier treatment for patients with HIV. The extension of the Ryan White Treatment Act should provide stable funding for ADAPs in the United States through 2013. Assuming the timely resolution of the issues with the “refuse to file” notification from the FDA, we expect to launch a single-tablet regimen of Truvada and Tibotec’s TMC278 in the second half of 2011 which we expect to contribute incremental revenue to our HIV franchise. In February 2011, we re-filed our new drug application, which included the requested information, and are awaiting the FDA’s response as to whether it is substantially complete to permit a substantive review. In the hepatitis B virus (HBV) area, we will continue to support educational and promotional activities focused on U.S. Asian communities, highlighting the need to screen, diagnose and link patients to care. As part of those efforts, in 2010, we expanded our hepatitis B field team in the United States. In the cardiovascular area, we will continue in our efforts to raise awareness of Gilead in the PAH and cardiology communities and believe this will help grow revenues of Letairis and Ranexa in 2011. In cystic fibrosis, we intend to expand our field team to further grow our market share for Cayston.

We are mindful that conditions in our current macroeconomic environment could affect our ability to achieve our goals. Some of the factors that could affect our business include: any future changes to healthcare reform in the United States, a continuation or worsening of global economic conditions, patent expirations of competitive products and the launch of generic competitors, continued government pricing pressures internationally and the potential volatility in foreign currency exchange rates. We will continue to monitor these conditions and will adjust our business processes, as appropriate, to mitigate these risks to our business.

The successes we experienced in 2010 have helped us maintain and build a financially sound business model that we believe will allow us to continue to further expand our commercial, collaborative and R&D activities and to maintain quality and compliance. As we continue to grow our business, we remain focused on profitable revenue growth and prudent expense management that we believe will enable solid execution of our operating objectives for 2011.

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

Government Rebates

We estimate reductions to our revenues for government-managed Medicaid programs as well as to certain other qualifying federal, state and foreign government programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by these programs. These reductions are settled either by the company being invoiced directly or through charge-backs from our wholesalers. Government rebates that are invoiced directly to us are recorded in accrued government rebates on our Consolidated Balance Sheets. For qualified programs that can purchase our products through wholesalers at a lower contractual government price, the wholesalers charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable. Although we may pay rebates in countries outside of the United States, to date, payments made to foreign governments have not represented a significant portion of our total government rebates. For government programs in the United States, we estimate these sales allowances based on contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and channel inventory data obtained from our major U.S. wholesalers in accordance with our inventory management agreements. During 2010, 2009, and 2008, U.S government rebates of $1.38 billion, $885.5 million and $625.0 million, respectively, representing 15%, 12% and 10% of total gross product sales, respectively, were deducted from gross product sales. We believe that the methodology that we use to estimate our sales allowances for government price reductions is reasonable and appropriate given the current facts and circumstances. However, actual results may differ. Based on the current information available to us, actual government rebates claimed for these periods have varied by less than 2% from our estimates recorded in those periods. As of December 31, 2010 and 2009, we had accrued U.S. government rebates of $318.3 million and $242.9 million, respectively, in accrued government rebates and had an allowance for doubtful accounts of $53.5 million and $41.8 million, respectively, recorded against accounts receivable.

The following table summarizes the aggregate activity in our U.S. government rebates allowance and accrued liabilities accounts:

	Balance at Beginning of Year	Charged to Expense	Deducted from Accruals	Balance at End of Year
Year ended December 31, 2010:
Government rebates allowances and accrued liabilities
Activity related to 2010 sales	$—	$1,383,855	$1,012,874	$370,981
Activity related to sales prior to 2010	284,642	(8,573)	275,267	802

Total	$284,642	$1,375,282	$1,288,141	$371,783
Year ended December 31, 2009:
Government rebates allowances and accrued liabilities
Activity related to 2009 sales	$—	$878,593	$594,579	$284,014
Activity related to sales prior to 2009	206,273	6,902	212,547	628

Total	$206,273	$885,495	$807,126	$284,642

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

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in a business combination. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, but are required to be tested for impairment at least annually. We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair values of the assets below their carrying amounts. As of December 31, 2010, we had $562.2 million of indefinite-lived intangible assets consisting of $532.7 million of goodwill resulting from various business combinations and $29.5 million of intangible assets related to the IPR&D projects that we acquired from CGI and CV Therapeutics.

Intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We are amortizing the intangible asset related to the Ranexa product, which we acquired from CV Therapeutics, over its estimated useful life using an amortization rate derived from our forecasted future product sales for Ranexa. Our product sales forecasts are prepared annually and determined using our best estimates of future activity upon considering such factors as historical and expected future patient usage or uptake of our products, the introduction of complimentary or combination therapies or products and future product launch plans. If a previously unanticipated and significant change occurs to our sales forecasts, we will prospectively update the rate used to amortize our intangible asset related to Ranexa which may increase future cost of goods sold, as that is where we record the amortization expense. We are amortizing the intangible asset related to the Lexiscan product, which we also acquired from CV Therapeutics, over its estimated useful life to cost of goods sold on a straight-line basis. Given that current Lexiscan revenues consist of royalties received from a collaboration partner and our lack of ongoing access and visibility into that partner’s future sales forecasts, we cannot make a reasonable estimate of the amortization rate using a forecasted product sales approach. As of December 31, 2010, we had $863.4 million of net unamortized finite-lived intangible assets consisting primarily of intangible assets related to the marketed products that we acquired from CV Therapeutics.

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

During the fourth quarter of 2010, we recorded $136.0 million of impairment charges related to certain IPR&D assets acquired from CV Therapeutics which we had no future plans to develop and which were deemed to have no future use to us or other market participants. These charges related to the GS 9667, Adentri and tecadenoson programs and were recorded in R&D expense. The majority of the impairment charge related to our GS 9667 program, a product candidate that was in Phase 1 clinical studies for the treatment of diabetes and hypertriglyceridemia, which was terminated in the fourth quarter of 2010 due to unfavorable results from pharmacokinetics and pharmacodynamics tests that demonstrated limited effectiveness of the compound in patients. Given these results, we do not believe it has alternative future uses for us or other market participants.

Allowance for Doubtful Accounts

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Our allowance for doubtful accounts balance as a percentage of total accounts receivable did not materially change from December 31, 2009 to December 31, 2010. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors could materially change these expectations and may result in an increase to our allowance for doubtful accounts.

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

We amortize our prepaid royalties based on an effective royalty rate that we derive from forecasted future HIV product sales incorporating emtricitabine. Our product sales forecasts are prepared annually and determined using our best estimates of future activity upon considering such factors as historical and expected future patient usage or uptake of our products, the introduction of complimentary or combination therapies or products and future product launch plans. If a previously unanticipated and significant change occurs to our sales forecasts, including the introduction of a competing product by us or one of our competitors in the same HIV market as emtricitabine, we will prospectively update the royalty rate used to amortize our prepaid royalties which may increase future cost of goods sold, as that is where we record the amortization expense. As of December 31, 2010 and 2009, we had a prepaid royalty asset relating to the emtricitabine royalties we paid to Emory of $219.5 million and $245.0 million, respectively. Amortization expense relating to this prepaid royalty asset was $25.5 million, $29.9 million and $31.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third-party contract research organizations (CROs). These costs are a significant component of R&D expenses. During 2010, 2009 and 2008, we incurred CRO costs of $99.0 million, $109.9 million and $111.8 million, respectively. We accrue costs for clinical studies performed by CROs over the service periods specified in the contracts and adjust our estimates, if required, based upon our ongoing review of the level of effort and costs actually incurred by the CROs. We validate our accruals quarterly with our vendors and perform detailed reviews of the activities related to our significant contracts. Based upon the results of these validation processes, we assess the appropriateness of our accruals and make any adjustments we deem necessary to ensure that our expenses reflect the actual effort incurred by the CROs.

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

The remaining clinical activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. Most contracts are negotiated as fixed per unit prices and can vary in length between three months for a single dose Phase 1 clinical study and up to two years or more for a more complex Phase 3 clinical study. The average length of contracts in 2010, 2009 and 2008 has been at the upper end of this range in order to provide long-term safety and efficacy data to support the commercial launches of Atripla, Truvada, Viread, Hepsera, Emtriva, Letairis and Ranexa. All of our material CRO contracts are terminable by us upon written notice and we are generally only liable for actual effort expended by the CRO and certain non-cancelable expenses incurred at any point of termination. Amounts paid in advance relating to uncompleted services will be refunded to us if a contract is terminated. Some contracts may include additional termination payments that become due and payable if we terminate the contract. Such additional termination payments are only recorded if it becomes probable that a contract will be terminated. Through December 31, 2010, differences between actual and estimated activity levels for any particular study have not been material. However, if management does not receive complete and accurate information from our vendors or underestimates activity levels associated with a study at a given point in time, we may have to record additional and potentially significant R&D expenses in future periods.

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

Our future effective income tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, our portion of the non-tax deductible pharmaceutical excise tax that we will be required to pay starting in 2011 as a result of the enactment of U.S. healthcare reform legislation, the impact of accounting for stock-based compensation, changes in our international organization and changes in overall levels of income before tax.

At December 31, 2010 and 2009, the total gross unrecognized tax benefits were $126.5 million and $106.5 million, respectively. Of the total unrecognized tax benefits, $106.5 million and $72.6 million at December 31, 2010 and 2009, respectively, if recognized, would reduce our effective tax rate in the period of recognition.

As of December 31, 2010, we believe it is reasonably possible that our unrecognized tax benefits will decrease by approximately $6.0 million in the next 12 months as we expect to have clarification from the tax authorities around certain of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For federal income tax purposes, the statute of limitations is open for 2003 and onward. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their net operating losses and credits carried over from prior years. For California income tax purposes, the statute of limitations remains open for 2002 and onwards.

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

Stock-based compensation is recognized as expense over the requisite service periods in our Consolidated Statements of Income using a graded vesting expense attribution approach for unvested stock options granted prior to January 1, 2006, and using the straight-line expense attribution approach for stock options granted after our adoption of new guidance for share-based payments to employees and directors on January 1, 2006. As stock-based compensation expenses, related to stock options recognized on adoption of the new guidance, is based on awards ultimately expected to vest, gross expense has been reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience. Prior to the adoption of this guidance, pro forma information that was required to be disclosed included forfeitures as they occurred. As a result of the guidance adopted on January 1, 2006, we only recognize a tax benefit from stock-based compensation in additional paid-in capital (APIC) if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through our Consolidated Statements of Income rather than through APIC.

During the years ended December 31, 2010, 2009 and 2008, we recognized stock-based compensation expenses of $200.0 million, $185.8 million and $153.4 million, respectively, in operating expenses, and we capitalized $10.9 million, $11.4 million and $9.9 million, respectively, to inventory. As of December 31, 2010, we had unrecognized stock-based compensation expenses of $260.8 million related to unvested stock options, which we expect to expense over an estimated weighted-average period of 2.7 years.

Our management has discussed the development, selection and disclosure of these critical accounting policies with the Audit Committee of our Board, and the Audit Committee has reviewed the disclosure presented above relating to these critical accounting policies.

Results of Operations

Total Revenues

We had total revenues of $7.95 billion in 2010, $7.01 billion in 2009 and $5.34 billion in 2008. Included in total revenues were product sales, royalty revenues and contract and other revenues. A significant percentage of our product sales continued to be denominated in foreign currencies and we face exposure to adverse movements in foreign currency exchange rates. We used foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. Foreign currency exchange had an unfavorable impact of $93.7 million on our 2010 revenues compared to 2009.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands):

	2010	Change	2009	Change	2008
Antiviral products:
Atripla	$2,926,579	23%	$2,382,113	51%	$1,572,455
Truvada	2,649,908	6%	2,489,682	18%	2,106,687
Viread	732,240	10%	667,510	7%	621,187
Hepsera	200,592	(26)%	271,595	(20)%	341,023
Emtriva	27,679	(1)%	27,974	(10)%	31,080

Total antiviral products	6,536,998	12%	5,838,874	25%	4,672,432
AmBisome	305,856	2%	298,597	3%	289,651
Letairis	240,279	31%	183,949	63%	112,855
Ranexa	239,832	83%	131,062	—	—
Other	66,956	298%	16,829	71%	9,858

Total product sales	$7,389,921	14%	$6,469,311	27%	$5,084,796

Total product sales increased by 14% in 2010 compared to 2009 and 27% in 2009 compared to 2008, due primarily to an overall increase in our antiviral product sales driven by the strong growth of Atripla sales and the continued growth of Truvada sales. The growth of our cardiovascular products, Letairis and Ranexa, also contributed to the overall increase in product sales in those periods.

Antiviral Products

Antiviral product sales increased by 12% in 2010 compared to 2009 and 25% in 2009 compared to 2008.

•	Atripla

Atripla sales increased by 23% in 2010 compared to 2009, driven primarily by sales volume growth in the United States and Europe. Atripla sales increased by 51% in 2009 compared to 2008, driven primarily by sales volume growth in the United States and Europe. The European growth benefited from the launch of Atripla in France in the second quarter of 2009. Atripla sales include the efavirenz component which has a gross margin of zero. The efavirenz portion of our Atripla sales was approximately $1.07 billion, $880.7 million and $576.0 million in 2010, 2009 and 2008, respectively. Atripla sales accounted for 45%, 41% and 34% of our total antiviral product sales for 2010, 2009 and 2008, respectively.

•	Truvada

Truvada sales increased by 6% in 2010 compared to 2009, driven primarily by sales volume growth in the United States and Europe. Truvada sales increased by 18% in 2009 compared to 2008, driven primarily by sales volume growth in the United States and Europe, partially offset by an unfavorable foreign currency exchange impact. Truvada sales accounted for 41%, 43% and 45% of our total antiviral product sales for 2010, 2009 and 2008, respectively.

•	Other Antiviral Products

Other antiviral product sales, which include product sales of Viread, Hepsera and Emtriva, decreased by 1% for 2010 compared to 2009 and 3% for 2009 compared to 2008, due primarily to sales volume decreases in Hepsera, partially offset by sales volume increases in Viread.

AmBisome

Sales of AmBisome increased by 2% in 2010 compared to 2009 and 3% in 2009 compared to 2008, driven primarily by sales volume growth in certain markets outside of the United States, partially offset by an unfavorable foreign currency exchange impact. AmBisome product sales in the United States and Canada relate solely to our sales of AmBisome to Astellas Pharma US, Inc. which are recorded at our manufacturing cost.

Letairis

Sales of Letairis increased by 31% for 2010 compared to 2009 and 63% in 2009 compared to 2008, driven primarily by sales volume growth in the United States.

Ranexa

Sales of Ranexa increased by 83% for 2010 compared to 2009, driven primarily by sales volume growth in the United States. Ranexa sales were $239.8 million for 2010 and $131.1 million for 2009. Ranexa sales began on April 15, 2009, the date Gilead acquired CV Therapeutics.

We expect total product sales to continue to grow in 2011 as we continue to expand our sales and marketing efforts to support continued opportunities for market expansion.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands):

	2010	Change	2009	Change	2008
Royalty revenues	$545,970	11%	$491,818	125%	$218,180

Our most significant source of royalty revenues for 2010, 2009 and 2008 was from sales of Tamiflu by Roche. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which Tamiflu is sold.

Royalty revenues for 2010 were $546.0 million, an increase of 11% compared to 2009. Other royalty revenues, which include royalties from GSK for Hepsera, royalties from Astellas US LLC for Lexiscan and royalties from Japan Tobacco for Truvada contributed to the increase in total royalty revenues. Tamiflu royalties from Roche contributed $386.5 million to total royalty revenues in 2010 compared to $392.7 million in 2009 as pandemic planning initiatives worldwide began to decline throughout 2010. Royalty revenues for 2009 were $491.8 million, an increase of 125% compared to 2008, driven primarily by the recognition of Tamiflu royalties from Roche of $392.7 million in 2009 compared to Tamiflu royalties from Roche of $155.5 million in 2008. The higher Tamiflu royalties for 2009 were due to increased Tamiflu sales by Roche related primarily to pandemic planning initiatives worldwide.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	2010	Change	2009	Change	2008
Total product sales	$7,389,921	14%	$6,469,311	27%	$5,084,796
Cost of goods sold	$1,869,876	17%	$1,595,558	42%	$1,127,246
Product gross margin	75%		75%		78%

Our product gross margin for 2010 was 75%, consistent with our product gross margin for 2009. Our product gross margin for 2009 decreased to 75% from 78% for 2008, due primarily to the higher proportion of Atripla sales, which has a gross margin of zero for the efavirenz component, as well as the amortization associated with the intangible assets acquired in our acquisition of CV Therapeutics.

We expect our product gross margin in 2011 to be lower compared to 2010, due primarily to a higher proportion of expected Atripla sales.

Restructuring Expenses

During the second quarter of 2010, we approved and communicated a plan to close our research operations in Durham, North Carolina and consolidate our liver disease research activities in Foster City, California. We believe this plan will allow our employees to collaborate more effectively and further advance our programs in the liver disease area. During the year, we recorded a total of $14.6 million and $10.4 million in SG&A expenses and R&D expenses, respectively, related to employee severance and facilities-related expenses under this plan. In December 2010, we closed our operations in Durham. We do not expect to incur any additional significant costs in connection with this plan.

During the second quarter of 2009, we approved a plan to realize certain synergies as a result of the CV Therapeutics acquisition by re-aligning our cardiovascular operations and eliminating redundancies. In 2010, we recorded $10.6 million and $3.4 million of restructuring expenses in SG&A and R&D expenses, respectively, related to employee severance, relocation, lease termination costs and other facilities-related expenses. Total costs incurred under this plan were $36.8 million and $29.1 million in SG&A and R&D expenses, respectively. We do not expect to incur any additional costs in connection with this plan.

Research and Development Expenses

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	2010	Change	2009	Change	2008
Research and development	$1,072,930	14%	$939,918	30%	$721,768

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, materials and supplies, licenses and fees, milestone payments under collaboration arrangements and overhead allocations consisting of various support and facilities-related costs.

R&D expenses for 2010 increased by $133.0 million, or 14%, compared to 2009, due primarily to impairment charges of $136.0 million that we recorded related to IPR&D assets acquired from CV Therapeutics, $23.5 million of clinical studies expenses related to increased HIV research activities and $16.1 million of compensation and benefits expenses. The majority of the impairment charge related to our GS 9667 program, a product candidate that was in Phase 1 clinical studies for the treatment of diabetes and hypertriglyceridemia, which was terminated in the fourth quarter of 2010 due to unfavorable results from pharmacokinetics and pharmacodynamics tests that demonstrated limited effectiveness of the compound in patients. Given these results, we do not believe it has alternative future uses for us or other market participants. The increase in R&D expenses was partially offset by $37.0 million due to the timing of certain clinical studies and $30.3 million of lower R&D expense reimbursement related to our collaboration with Tibotec.

R&D expenses in 2009 increased by $218.2 million, or 30%, compared to 2008, due primarily to increased compensation and benefits expenses of $88.8 million driven by higher headcount related to the growth of our business, the R&D expense reimbursement related to our collaboration with Tibotec of $52.4 million and increased clinical study expenses of $23.9 million. The increase in compensation and benefits expenses was also driven by severance and termination benefits associated with our restructuring activities related to our acquisition of CV Therapeutics.

In 2011, we expect R&D expenses to increase over 2010 levels due to increased spending on our internal and collaborative R&D efforts as we anticipate that some of our product candidates will progress into more advanced clinical studies as well as adding more clinical development programs to our pipeline.

Selling, General and Administrative Expenses

The following table summarizes the period over period changes in our SG&A expenses (in thousands):

	2010	Change	2009	Change	2008
Selling, general and administrative	$1,044,392	10%	$946,686	19%	$797,344

SG&A expenses in 2010 increased by $97.7 million or 10%, compared to 2009, due primarily to increased compensation and benefits expenses of $36.3 million as a result of higher headcount to support our expanding commercial activities, increased contract and professional services expenses of $27.3 million driven primarily by our expanding sales and marketing activities and $18.1 million related to facilities and equipment expenses.

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

In 2011, we expect SG&A expenses to increase over 2010 levels due to increased investment to support the continued growth in all of our franchises. We believe we have the appropriate infrastructure to support the growth of our business in 2011.

Interest and Other Income, Net

We recorded interest and other income, net, of $60.3 million, $42.4 million and $59.4 million in 2010, 2009 and 2008, respectively. The increase in interest and other income, net, in 2010 compared to 2009 was due primarily to decreased costs related to our hedging activities. The decrease in interest and other income, net, in 2009 compared to 2008 was due primarily to decreased interest income of $40.6 million driven by a reduction in the average yield of our investment portfolio as a result of lower interest rates, partially offset by an increase in net foreign currency exchange gains of $15.7 million.

Interest Expense

Our interest expense was $109.0 million, $69.7 million and $65.2 million in 2010, 2009 and 2008, respectively. The increase in interest expense in 2010 compared to 2009 was due primarily to the issuance of our convertible senior notes for $2.46 billion, net of issuance costs, in July 2010. The increase in interest expense in 2009 compared to 2008 was due primarily to the effect of accreting the debt discount on our convertible notes due in 2011 and 2013 as additional interest expense over the expected life of the debt, as a result of adopting certain accounting guidance.

Provision for Income Taxes

Our provision for income taxes was $1.02 billion, $876.4 million and $702.4 million in 2010, 2009 and 2008, respectively. The 2010 effective tax rate of 26.2% differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	2010	2009	2008
As of December 31:
Cash, cash equivalents and marketable securities	$5,318,071	$3,904,846	$3,239,639
Working capital	$3,243,132	$2,940,927	$3,057,416

Year Ended December 31:
Cash provided by (used in):
Operating activities	$2,833,913	$3,080,054	$2,143,384
Investing activities	$(1,937,751)	$(2,215,900)	$(178,819)
Financing activities	$(1,338,710)	$(1,051,438)	$(1,474,569)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $5.32 billion at December 31, 2010, an increase of $1.41 billion or 36% from December 31, 2009. This increase was primarily attributable to net cash provided by operations of $2.83 billion and proceeds of $2.46 billion from the issuance of convertible senior notes, net of issuance costs, partially offset by $4.02 billion used to repurchase our common stock under our stock repurchase programs.

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

Working Capital

Working capital was $3.24 billion at December 31, 2010, an increase of $302.2 million or 10% from working capital as of December 31, 2009. This increase was primarily attributable to:

•	an increase of $441.7 million in cash, cash equivalents and short-term marketable securities;

•	an increase of $232.4 million in accounts receivable, net, primarily driven by increased product sales; and

•	an increase of $152.0 million in inventories, due primarily to the purchase of efavirenz at its estimated net selling price from Bristol-Myers Squibb Company (BMS).

This increase was partially offset by an increase of $640.8 million in the current portion of convertible senior notes, net and other long-term obligations, due to the reclassification of our convertible senior notes due in 2011 to current liabilities.

Working capital was $2.94 billion at December 31, 2009, a decrease of $116.5 million or 4% from working capital as of December 31, 2008. This decrease was primarily attributable to:

•	an increase of $209.3 million in accounts payable, due primarily to the purchase of efavirenz at its estimated net selling price from BMS; and

•

a decrease of $133.1 million in cash, cash equivalents and short-term marketable securities since we held a higher proportion of long-term marketable securities as of December 31, 2009 compared to December 31, 2008.

This decrease from 2008 to 2009 was partially offset by an increase of $366.1 million in our accounts receivable, net, driven primarily by increased product sales.

Cash Provided by Operating Activities

Cash provided by operating activities of $2.83 billion in 2010 primarily related to net income of $2.89 billion, adjusted for non-cash items such as $265.5 million of depreciation and amortization expenses, $200.0 million of stock-based compensation expenses, $136.0 million of IPR&D impairment expenses and $82.1 million of tax benefits from employee stock plans, partially offset by $680.4 million of net cash outflow related to changes in operating assets and liabilities and $81.6 million of excess tax benefits from stock option exercises which we reclassified to cash used in financing activities.

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

Cash Used in Investing Activities

Cash used in investing activities in 2010 was $1.94 billion, driven by a net use of $1.78 billion in purchases of marketable securities, $91.0 million used in our acquisition of CGI and $61.9 million of capital expenditures.

Cash used in investing activities in 2009 was $2.22 billion, driven by cash used for our acquisition of CV Therapeutics of $1.25 billion (net of cash acquired), a net use of $738.0 million in purchases of marketable securities and $230.1 million of capital expenditures for the year. Capital expenditures in 2009 included the purchase of an office building and approximately 30 acres of land located in Foster City, California.

Cash used in investing activities in 2008 was $178.8 million, driven primarily by a net use of $53.0 million in purchases of marketable securities and $115.0 million of capital expenditures for the year.

Cash Used in Financing Activities

Cash used in financing activities in 2010 was $1.34 billion, driven primarily by the $4.02 billion used to repurchase our common stock under our stock repurchase programs and $362.6 million used to purchase note hedges related to our convertible senior notes due in 2014 and 2016. The cash outflows were partially offset by $2.46 billion in proceeds from the issuance of convertible senior notes, net of issuance costs, $155.4 million in proceeds from the sale of warrants related to our convertible senior notes and $221.2 million in proceeds from issuances of common stock under our employee stock plans.

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

Other Information

Under our current three-year, $5.00 billion stock repurchase program authorized by our Board in May 2010, we repurchased $3.02 billion of our common stock through December 31, 2010. As of December 31, 2010, the remaining authorized amount of stock repurchases that may be made under our $5.00 billion repurchase program was $1.98 billion. In May 2010, we had completed the $1.00 billion stock repurchase program previously authorized by our Board in January 2010. For the year, we utilized a total of $4.02 billion of cash to repurchase and retire 109.9 million shares of our common stock at an average purchase price of $36.57 per share.

In January 2011, our Board authorized an additional three-year, $5.00 billion stock repurchase program which will commence upon the completion of our existing program authorized in May 2010. We intend to use the additional authorization to repurchase our shares from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically.

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. During the year, we borrowed and repaid a $500.0 million loan under this revolving credit facility. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. The credit agreement will terminate in December 2012 and all unpaid borrowings thereunder shall be due and payable at that time. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part without penalty, subject to certain conditions. As of December 31, 2010, approximately $1.25 billion was available to be drawn down under this credit agreement.

In July 2010, we issued $2.50 billion of convertible senior notes in a private placement and purchased convertible note hedges as well as sold warrants for a net cost of $207.2 million. The cost of the convertible note hedges will be tax deductible over the life of the notes. The convertible note hedges and warrants are intended to reduce the potential economic dilution upon future conversions of the notes by effectively increasing our conversion prices for the notes. We have used and will continue to use the net proceeds from the issuance of the convertible notes to repurchase shares of our common stock and repay existing indebtedness.

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

Contractual Obligations

Our contractual obligations consist of debt obligations, operating leases, capital commitments, purchase obligations for active pharmaceutical ingredients and inventory-related items and clinical trials contracts. The following table summarizes our significant enforceable and legally binding obligations, future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that certain of these obligations may be cancelable as of December 31, 2010 (in thousands):

	Payments due by Period
		Less than one			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Convertible senior notes (1)	$3,967,102	$688,486	$721,584	$1,296,876	$1,260,156
Operating lease obligations	211,167	45,887	67,381	40,555	57,344
Capital commitments (2)	27,323	27,323	—	—	—
Purchase obligations (3)(4)	870,436	640,271	206,820	23,345	—
Clinical trials (5)	169,245	82,560	77,821	8,864	—

Total	$5,245,273	$1,484,527	$1,073,606	$1,369,640	$1,317,500

(1)

Convertible senior note obligations include future interest payments based on a fixed rate of 0.50% for notes due in 2011, 0.625% for notes due in 2013, 1.00% for notes due in 2014 and 1.625% for notes due in 2016. At December 31, 2010, the carrying value of our convertible senior notes was $3.48 billion.

(2)	At December 31, 2010, we had firm capital project commitments of approximately $27.3 million primarily relating to enterprise software purchase commitments and facilities improvement projects.
(3)

At December 31, 2010, we had firm purchase commitments related to active pharmaceutical ingredients and certain inventory-related items. These amounts include minimum purchase requirements and actual purchases are expected to significantly exceed these amounts.

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

(5)

At December 31, 2010, we had several clinical studies in various clinical trial phases. Our most significant clinical trial expenditures are to CROs. Although all of our material contracts with CROs are cancelable, we historically have not cancelled such contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to, or terminations of, existing contracts or anticipated or potential new contracts.

We had total gross unrecognized tax benefit liabilities including interest and penalties of $143.7 million as of December 31, 2010. We believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $6.0 million in the next 12 months as we expect to have clarification from the tax authorities around certain of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities. Such amounts were included in long-term income taxes payable and non current deferred tax assets on our Consolidated Balance Sheet and have not been included in the table above.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new standards for revenue recognition for agreements with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of 2011; however, early adoption is permitted. The adoption of these standards will not have a material impact on our Consolidated Financial Statements.

In December 2010, in response to the pharmaceutical excise tax mandated by healthcare reform legislation adopted in the United States, the FASB issued a new standard to address how pharmaceutical manufacturers should recognize and classify this tax in their income statements. Effective 2011, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of the pharmaceutical excise tax, calculated based on select government sales for the preceding calendar year as a percentage of total industry government sales. The new standard clarifies that the pharmaceutical excise tax shall be presented as an operating expense and that the liability related to the tax shall be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense generally using a straight-line method of allocation. The new standard is effective for us beginning in the first quarter of 2011. We estimate the 2011 impact of the pharmaceutical excise tax to be between $30–$50 million, which will be classified as SG&A expense in our Consolidated Financial Statements.

Also in December 2010, the FASB issued an update to its existing standard for business combinations to address the pro forma financial disclosure requirements for business combinations. The updated standard specifies that if a public entity presents comparative financial statements, the entity should disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The updated standard is effective for us beginning in the first quarter of 2011; however, early adoption is permitted. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our operations include manufacturing and sales activities in the United States, Canada and Ireland as well as sales activities in countries outside the United States, including Europe and Asia Pacific. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. When the U.S. dollar strengthens against these currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens against these currencies, the relative amounts of such sales increase. Overall, we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business.

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

The following table summarizes the notional amounts, weighted-average currency exchange rates and fair values of our open foreign currency exchange forward contracts at December 31, 2010. We had no foreign currency exchange option contracts outstanding at December 31, 2010. All contracts have maturities of 18 months or less. Weighted-average rates are stated in terms of the amount of U.S. dollars per foreign currency. Fair values represent estimated settlement amounts at December 31, 2010 (notional amounts and fair values in U.S. dollars and in thousands):

Foreign Currency Exchange Forward Contracts

Currency	Notional Amount	Weighted-Average Settlement Price	Fair Value
Euro	$2,763,277	1.33	$43,854
British Pound	313,380	1.55	2,133
Canadian Dollar	183,276	0.97	(5,669)
Australian Dollar	112,145	0.95	(8,494)
Swiss Franc	82,765	0.99	(4,935)
Danish Krone	29,532	0.18	690
Swedish Krone	30,266	0.14	(881)
Norwegian Krone	18,871	0.17	(272)
New Zealand Dollar	10,035	0.74	(507)
Turkish Lira	10,539	0.64	(11)
Polish Zloty	435	0.33	(0)

Total	$3,554,521		$25,908

The total notional amount of $3.55 billion and total fair value relating to our net asset of $25.9 million on our open foreign currency exchange forward contracts at December 31, 2010 is comparable to the total notional amount of $3.45 billion and total fair value relating to our net liability of $21.5 million on our open foreign currency exchange forward contracts at December 31, 2009.

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

The following table summarizes the expected maturities and average interest rates of our interest-generating assets and interest-bearing liabilities at December 31, 2010 (dollars in thousands):

	Years Ending December 31,					Thereafter	Total	Total Fair Value at December 31, 2010
	2011	2012	2013	2014	2015
Assets
Available-for-sale debt securities	$1,212,945	$1,693,717	$1,231,719	$74,781	$56,436	$154,846	$4,424,444	$4,424,444
Average interest rate	0.4%	0.7%	1.1%	1.7%	2.7%	2.7%
Liabilities
Convertible senior notes (1)	$649,987	$—	$649,867	$1,250,000	$—	$1,250,000	$3,799,854	$3,971,454
Average interest rate	0.50%		0.625%	1.00%		1.625%

(1)

In April 2006, we issued convertible senior notes due in 2011 (2011 Notes) and 2013 (2013 Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The notes were issued at par and bear interest rates of 0.50% and 0.625% for the 2011 Notes and 2013 Notes, respectively, and may be converted into shares of our common stock subject to certain circumstances.

In July 2010, we issued convertible senior notes due in 2014 (2014 Notes) and 2016 (2016 Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The notes were issued at par and bear interest rates of 1.00% and 1.625% for the 2014 Notes and 2016 Notes, respectively, and may be converted into shares of our common stock subject to certain circumstances.

Credit Risk

As of December 31, 2010, we held approximately $70.8 million of auction rate securities within our available-for-sale long-term marketable securities. Our auction rate securities comprised approximately 1% of our total cash, cash equivalents and marketable securities as of December 31, 2010. In 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy, supported by the federal government as part of the Federal Family Education Loan Program and over-collateralized. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.43% to 1.19%. As of December 31, 2010, our auction rate securities continued to earn interest.

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

In light of the volatility and developments that we have seen in the financial markets, we continue to review our cash equivalents and marketable securities carefully and strive to invest prudently. We believe that maintaining the primary goals of our investment policy, safety and preservation of principal and diversification of risk, as well as liquidity, has helped protect us from many of the risks in the credit markets while allowing us to continue to meet our operating cash flow requirements as well as execute on other strategic opportunities.

We are also subject to credit risk from our accounts receivable related to our product sales. Our accounts receivable balance at December 31, 2010 was $1.62 billion, compared to $1.39 billion at December 31, 2009. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page 88 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2010 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2010. Their report on the audit of internal control over financial reporting appears below.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gilead Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gilead Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Gilead Sciences, Inc. and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 28, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2011 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Nominees,” “Director Not Standing for Re-Election,” “Qualification of Nominees,” “Board Committees and Meetings,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Nominees,” “Director Not Standing for Re-Election”and “Certain Relationships and Related Party Transactions.”

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Index list to Consolidated Financial Statements:

(2) Schedule II is included on page 140 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference:

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

±+(2)	2.2	Agreement and Plan of Merger among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc., dated as of June 23, 2010

≠+	2.3	Agreement and Plan of Merger among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc., dated as of December 19, 2010

(1)	2.4	Stockholder Agreement by and between Registrant and Louis G. Lange, dated as of March 12, 2009

(3)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 8, 2008

(4)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(5)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(6)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(7)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(8)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(9)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

Exhibit Footnote	Exhibit Number	Description of Document
(10)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(10)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(11)	4.7	Indenture related to the Convertible Senior Notes, due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

(11)	4.8	Indenture related to the Convertible Senior Notes, due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(12)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(12)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(12)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(12)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(13)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(13)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

	10.7	Amendment No. 1 to Amended and Restated Credit Agreement and Limited Consent and Waiver dated as of June 3, 2009, among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders

	10.8	Amendment No. 2 to Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders, dated December 22, 2010

(2)	10.9	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(2)	10.10	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(2)	10.11	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(2)	10.12	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(2)	10.13	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

Exhibit Footnote	Exhibit Number	Description of Document
(2)	10.14	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(2)	10.15	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(2)	10.16	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(14)	10.17	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(14)	10.18	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(14)	10.19	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(14)	10.20	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(14)	10.21	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(14)	10.22	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(14)	10.23	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(14)	10.24	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(14)	10.25	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(14)	10.26	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(14)	10.27	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(14)	10.28	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(14)	10.29	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(14)	10.30	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(14)	10.31	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(14)	10.32	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(15)	10.33	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(16)	10.34	Form of option agreements used under the 1991 Stock Option Plan

Exhibit Footnote	Exhibit Number	Description of Document
*(15)	10.35	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(17)	10.36	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(18)	10.37	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(19)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(20)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(21)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(22)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(19)	10.42	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(20)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(20)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(21)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(21)	10.46	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(21)	10.47	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(23)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(24)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

*(21)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(22)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*(25)	10.52	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(21)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(26)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

*(22)	10.55	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(27)	10.56	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

Exhibit Footnote	Exhibit Number	Description of Document
*(28)	10.57	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(28)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(28)	10.59	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(29)	10.60	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(22)	10.61	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(19)	10.62	Gilead Sciences, Inc. Corporate Bonus Plan

*(19)	10.63	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(30)	10.64	2011 Base Salaries for the Named Executive Officers

*(31)	10.65	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(16)	10.66	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(16)	10.67	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(22)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(32)	10.69	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(20)	10.70	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(33)	10.71	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(34)	10.72	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(32)	10.73	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(32)	10.74	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(35)	10.75	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(36)	10.76	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

Exhibit Footnote	Exhibit Number	Description of Document
+(37)	10.77	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(37)	10.78	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(38)	10.79	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(39)	10.80	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(39)	10.81	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(40)	10.82	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(40)	10.83	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(41)	10.84	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+(42)	10.85	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(43)	10.86	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(37)	10.87	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(44)	10.88	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(29)	10.89	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+	10.90	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(35)	10.91	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(12)	10.92	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

+(2)	10.93	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(29)	10.94	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

Exhibit Footnote	Exhibit Number	Description of Document
	21.1	Subsidiaries of Registrant

	23.1	Consent of Independent Registered Public Accounting Firm

	24.1	Power of Attorney, reference is made to the signature page

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2010 and 2009, (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for years ended December 31, 2010, 2009 and 2008 and (v) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(30)	Information is included in Registrant’s Current Report on Form 8-K filed on January 25, 2011, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(36)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(37)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(39)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(40)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(41)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.
(43)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(44)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

±	The Agreement and Plan of Merger (the Merger Agreement) contains representations and warranties of Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Merger Agreement and have been used for the purpose of allocating risk among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. rather than establishing matters as facts.
≠	The Agreement and Plan of Merger (the Merger Agreement) contains representations and warranties of Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Merger Agreement and have been used for the purpose of allocating risk among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. rather than establishing matters as facts.
*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

GILEAD SCIENCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2010, 2009, and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for business combinations effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 28, 2011

GILEAD SCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$907,879	$1,272,958
Short-term marketable securities	1,190,789	384,017
Accounts receivable, net of allowances of $150,942 at December 31, 2010 and $132,810 at December 31, 2009	1,621,966	1,389,534
Inventories	1,203,809	1,051,771
Deferred tax assets	279,339	295,080
Prepaid taxes	320,424	274,196
Prepaid expenses	67,632	78,111
Other current assets	116,244	66,891

Total current assets	5,708,082	4,812,558
Property, plant and equipment, net	701,235	699,970
Noncurrent portion of prepaid royalties	203,790	226,250
Noncurrent deferred tax assets	153,379	101,498
Long-term marketable securities	3,219,403	2,247,871
Intangible assets	1,425,592	1,524,777
Other noncurrent assets	181,149	85,635

Total assets	$11,592,630	$9,698,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$803,025	$810,544
Accrued government rebates	325,018	248,660
Accrued compensation and employee benefits	147,632	132,481
Income taxes payable	1,862	167,623
Other accrued liabilities	437,893	384,015
Deferred revenues	103,175	122,721
Current portion of convertible senior notes, net and other long-term obligations	646,345	5,587

Total current liabilities	2,464,950	1,871,631
Long-term deferred revenues	32,844	43,026
Convertible senior notes, net	2,838,573	1,155,443
Long-term income taxes payable	107,025	87,383
Other long-term obligations	27,401	35,918
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 801,998 and 899,753 shares issued and outstanding at December 31, 2010 and 2009, respectively	802	900
Additional paid-in capital	4,648,286	4,376,651
Accumulated other comprehensive income (loss)	30,911	(5,758)
Retained earnings	1,183,730	1,995,272

Total Gilead stockholders’ equity	5,863,729	6,367,065
Noncontrolling interest	258,108	138,093

Total stockholders’ equity	6,121,837	6,505,158

Total liabilities and stockholders’ equity	$11,592,630	$9,698,559

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Product sales	$7,389,921	$6,469,311	$5,084,796
Royalty revenues	545,970	491,818	218,180
Contract and other revenues	13,529	50,254	32,774

Total revenues	7,949,420	7,011,383	5,335,750

Costs and expenses:
Cost of goods sold	1,869,876	1,595,558	1,127,246
Research and development	1,072,930	939,918	721,768
Selling, general and administrative	1,044,392	946,686	797,344
Purchased in-process research and development	—	—	10,851

Total costs and expenses	3,987,198	3,482,162	2,657,209

Income from operations	3,962,222	3,529,221	2,678,541
Interest and other income, net	60,287	42,397	59,401
Interest expense	(108,961)	(69,662)	(65,244)

Income before provision for income taxes	3,913,548	3,501,956	2,672,698
Provision for income taxes	1,023,799	876,364	702,363

Net income	2,889,749	2,625,592	1,970,335
Net loss attributable to noncontrolling interest	11,508	10,163	8,564

Net income attributable to Gilead	$2,901,257	$2,635,755	$1,978,899

Net income per share attributable to Gilead common stockholders—basic	$3.39	$2.91	$2.15

Shares used in per share calculation—basic	856,060	904,604	920,693

Net income per share attributable to Gilead common stockholders—diluted	$3.32	$2.82	$2.06

Shares used in per share calculation—diluted	873,396	934,109	958,825

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Gilead Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	932,484	$932	$3,416,987	$(4,363)	$198,775	$140,299	$3,752,630
Distributions from noncontrolling interest	—	—	—	—	—	61,275	61,275
Net income (loss)	—	—	—	—	1,978,899	(8,564)	1,970,335
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(15,316)	—	—	(15,316)
Foreign currency translation adjustment	—	—	—	(21,149)	—	—	(21,149)
Unrealized gain on cash flow hedges, net of tax	—	—	—	82,068	—	—	82,068

Comprehensive income							2,015,938

Issuances under employee stock purchase plan	960	1	30,385	—	—	—	30,386
Stock option exercises, net	15,443	15	215,724	—	—	—	215,739
Tax benefits from employee stock plans	—	—	209,519	—	—	—	209,519
Stock-based compensation	191	—	153,269	—	—	—	153,269
Repurchases of common stock	(39,259)	(38)	(95,775)	—	(1,877,360)	—	(1,973,173)

Balance at December 31, 2008	909,819	910	3,930,109	41,240	300,314	193,010	4,465,583
Distributions to noncontrolling interest	—	—	—	—	—	(44,754)	(44,754)
Net income (loss)	—	—	—	—	2,635,755	(10,163)	2,625,592
Unrealized gain on available-for-sale securities, net of tax	—	—	—	15,868	—	—	15,868
Foreign currency translation adjustment	—	—	—	8,459	—	—	8,459
Unrealized loss on cash flow hedges, net of tax	—	—	—	(71,325)	—	—	(71,325)

Comprehensive income							2,578,594

Issuances under employee stock purchase plan	932	1	34,872	—	—	—	34,873
Stock option exercises, net	12,067	12	187,843	—	—	—	187,855
Tax benefits from employee stock plans	—	—	88,368	—	—	—	88,368
Stock-based compensation	227	—	181,530	—	—	—	181,530
Assumption of stock options in connection with acquisition	—	—	15,655	—	—	—	15,655
Repurchases of common stock	(23,292)	(23)	(61,726)	—	(940,797)	—	(1,002,546)

Balance at December 31, 2009	899,753	900	4,376,651	(5,758)	1,995,272	138,093	6,505,158
Distributions from noncontrolling interest	—	—	—	—	—	131,523	131,523
Net income (loss)	—	—	—	—	2,901,257	(11,508)	2,889,749
Unrealized gain on available-for-sale securities, net of tax	—	—	—	7,020	—	—	7,020
Foreign currency translation adjustment	—	—	—	(8,416)	—	—	(8,416)
Unrealized gain on cash flow hedges, net of tax	—	—	—	38,065	—	—	38,065

Comprehensive income							2,926,418

Issuances under employee stock purchase plan	1,110	1	32,306	—	—	—	32,307
Stock option exercises, net	10,671	11	188,906	—	—	—	188,917
Tax benefits from employee stock plans	—	—	82,086	—	—	—	82,086
Stock-based compensation	461	—	200,595	—	—	—	200,595
Purchases of convertible note hedges	—	—	(362,622)	—	—	—	(362,622)
Sale of warrants	—	—	155,425	—	—	—	155,425
Deferred tax assets on convertible note hedges	—	—	39,093	—	—	—	39,093
Equity portion of convertible notes, net of issuance costs of $4,018	—	—	255,517	—	—	—	255,517
Repurchases of common stock	(109,997)	(110)	(319,671)	—	(3,712,799)	—	(4,032,580)

Balance at December 31, 2010	801,998	$802	$4,648,286	$30,911	$1,183,730	$258,108	$6,121,837

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$2,889,749	$2,625,592	$1,970,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	67,240	64,560	51,722
Amortization expense	198,237	148,384	103,888
Purchased in-process research and development expense	—	—	10,851
Stock-based compensation expenses	200,041	180,684	153,364
In-process research and development impairment	136,000	—	—
Excess tax benefits from stock-based compensation	(81,620)	(80,186)	(191,939)
Tax benefits from employee stock plans	82,086	88,368	209,519
Deferred income taxes	12,152	(42,013)	(24,969)
Other non-cash transactions	10,408	64,456	(11,257)
Changes in operating assets and liabilities:
Accounts receivable, net	(348,875)	(356,462)	(257,161)
Inventories	(161,190)	(75,266)	(330,726)
Prepaid expenses and other assets	(70,466)	(65,667)	9,719
Accounts payable	(4,453)	203,641	312,568
Income taxes payable	(185,733)	166,334	(23,887)
Accrued liabilities	120,065	109,026	136,276
Deferred revenues	(29,728)	48,603	25,081

Net cash provided by operating activities	2,833,913	3,080,054	2,143,384

Investing activities:
Purchases of marketable securities	(5,502,687)	(2,614,046)	(3,273,112)
Proceeds from sales of marketable securities	3,033,893	1,440,509	3,026,459
Proceeds from maturities of marketable securities	683,927	435,510	193,690
Acquisitions, net of cash acquired	(91,000)	(1,247,816)	(10,851)
Capital expenditures and other	(61,884)	(230,057)	(115,005)

Net cash used in investing activities	(1,937,751)	(2,215,900)	(178,819)

Financing activities:
Proceeds from issuances of convertible notes, net of issuance costs	2,462,500	—	—
Proceeds from sale of warrants	155,425	—	—
Purchases of convertible note hedges	(362,622)	—	—
Proceeds from credit facility	500,000	400,000	—
Repayments of credit facility	(500,000)	(400,000)	—
Proceeds from issuances of common stock	221,223	222,728	246,125
Repurchases of common stock	(4,022,593)	(998,495)	(1,969,582)
Extinguishment of long-term debt	—	(305,455)	—
Repayments of long-term obligations	(5,786)	(5,648)	(4,326)
Excess tax benefits from stock-based compensation	81,620	80,186	191,939
Distributions from (to) noncontrolling interest	131,523	(44,754)	61,275

Net cash used in financing activities	(1,338,710)	(1,051,438)	(1,474,569)

Effect of exchange rate changes on cash	77,469	940	1,220

Net change in cash and cash equivalents	(365,079)	(186,344)	491,216
Cash and cash equivalents at beginning of period	1,272,958	1,459,302	968,086

Cash and cash equivalents at end of period	$907,879	$1,272,958	$1,459,302

Supplemental disclosure of cash flow information:
Interest paid	$15,748	$8,990	$7,388
Income taxes paid	$1,129,577	$746,224	$495,544

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Gilead Sciences, Inc. (Gilead, we, us or our), incorporated in Delaware on June 22, 1987, is a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Asia Pacific. We market products in the HIV/AIDS, liver disease, respiratory and cardiovascular/metabolic therapeutic areas. Our product portfolio is comprised of Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Truvada® (emtricitabine and tenofovir disoproxil fumarate), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B; AmBisome® (amphotericin B liposome for injection) for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Ranexa® (ranolazine) for the treatment of chronic angina; Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection and Cayston® (aztreonam for inhalation solution) as a treatment to improve respiratory symptoms in cystic fibrosis (CF) patients with Pseudomonas aeruginosa (P. aeruginosa).

In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements. For example, F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu® (oseltamivir phosphate) for the treatment and prevention of influenza; GlaxoSmithKline Inc. (GSK) markets Hepsera and Viread for the treatment of chronic hepatitis B in certain territories outside of the United States; GSK also markets Volibris® (ambrisentan) outside of the United States for the treatment of PAH; Astellas Pharma US, Inc. markets AmBisome for the treatment of severe fungal infections in the United States and Canada; Astellas US LLC markets Lexiscan® (regadenoson) injection in the United States for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging (MPI); Rapidscan Pharma Solutions, Inc. markets Rapiscan (regadenoson) in certain territories outside of the United States for the inducement of pharmacological stress and/or vasodilation of the coronary vasculature strictly for purposes of diagnosing cardiovascular disease; Menarini International Operations Luxembourg SA markets Ranexa in certain territories outside of the United States for the treatment of chronic angina; and Japan Tobacco Inc. (Japan Tobacco) markets Truvada, Viread and Emtriva in Japan.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and our joint ventures with Bristol-Myers Squibb Company (BMS), for which we are the primary beneficiary. We record a noncontrolling interest in our Consolidated Financial Statements to reflect BMS’s interest in the joint ventures. All intercompany transactions have been eliminated. The Consolidated Financial Statements include the results of companies acquired by us from the date of each acquisition for the applicable reporting periods.

Consolidation of Variable Interest Entities

On January 1, 2010, we adopted amended guidance for the consolidation of variable interest entities. The amended guidance eliminates a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis. Additionally, the amended guidance requires an ongoing reassessment of whether the entity is a primary beneficiary. We adopted the provisions of this guidance on a prospective basis for our joint ventures with BMS, which we consolidate because we are the primary beneficiary. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectability is reasonably assured. Upon recognition of revenue from product sales, provisions are made for government rebates such as Medicaid reimbursements, customer incentives such as cash discounts for prompt payment, distributor fees and expected returns of expired products, as appropriate.

Items Deducted from Gross Product Sales

Government Rebates

We estimate reductions to our revenues for government-managed Medicaid programs as well as for certain other qualifying federal, state and foreign government programs based on contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and, for our U.S. product sales, channel inventory data obtained from our major U.S. wholesalers in accordance with our inventory management agreements. Government rebates that are invoiced directly to us are recorded in accrued government rebates on our Consolidated Balance Sheets. For qualified programs that can purchase our products through wholesalers at a lower contractual government price, the wholesalers charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Returns

We do not provide our customers with a general right of product return, but permit returns if the product is damaged or defective when received by the customer, or in the case of product sold in the Unites States and certain countries outside the United States, if the product has expired. We will accept returns for product that will expire within six months prior to or that have expired up to one year after their expiration dates. Our estimates for expected returns of expired products are based primarily on an ongoing analysis of historical return patterns.

Royalty Revenues

Royalty revenue from sales of Lexiscan and AmBisome by Astellas US LLC and Astellas Pharma US, Inc., respectively, is recognized in the month following the month in which the corresponding sales occur. Royalty revenue from sales of our other products is generally recognized when received, which is generally in the quarter following the quarter in which the corresponding sales occur.

Contract and Other Revenues

Revenue from non-refundable up-front license fees and milestone payments such as under a development collaboration or an obligation to supply product, is recognized as performance occurs and our obligations are completed. In accordance with the specific terms of our obligations under these arrangements, revenue is recognized as the obligation is fulfilled or ratably over the development or manufacturing period. Revenue associated with substantive at-risk milestones is recognized based upon the achievement of the milestones as defined in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue on our Consolidated Balance Sheets.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of goods sold in our Consolidated Statements of Income.

Research and Development Expenses

Major components of research and development (R&D) expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations (CROs), materials and supplies, licenses and fees, milestone payments under collaboration arrangements and overhead allocations consisting of various support and facilities related costs.

We charge R&D costs, including clinical study costs, to expense when incurred. Clinical study costs are a significant component of R&D expenses. Most of our clinical studies are performed by third-party CROs. We monitor levels of performance under each significant contract including the extent of patient enrollment and other activities through communications with our CROs. We accrue costs for clinical studies performed by CROs over the service periods specified in the contracts and adjust our estimates, if required, based upon our ongoing review of the level of effort and costs actually incurred by the CROs. We validate our accruals quarterly with our vendors and perform detailed reviews of the activities related to our significant contracts. Based upon the results of these validation processes, we assess the appropriateness of our accruals and make any adjustments we deem necessary to ensure that our expenses reflect the actual effort incurred by the CROs.

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

Advertising Expenses

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $116.5 million in 2010, $108.1 million in 2009 and $96.2 million in 2008.

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

Because the principal amount of the Notes will be settled in cash, only the conversion spread relating to the Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion prices of $38.75, $38.10, $45.08 and $45.41 for the 2011 Notes, 2013 Notes, 2014 Notes and 2016 Notes, respectively. For the years ended 2010, 2009 and 2008, the average market prices of our common stock exceeded the conversion prices of the 2011 and 2013 Notes and the dilutive effects are included in the accompanying table.

Warrants relating to the 2011 Notes, 2013 Notes, 2014 Notes and 2016 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80, $53.90, $56.76 and $60.10, respectively. The average market prices of our common stock during the years ended December 31, 2010, 2009 and 2008 did not exceed the warrants’ exercise prices relating to any of the Notes; therefore, these warrants did not have a dilutive effect on our net income per share for those periods.

Stock options to purchase approximately 22.5 million, 17.4 million and 11.4 million weighted-average shares of our common stock were outstanding during the years ended December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income attributable to Gilead	$2,901,257	$2,635,755	$1,978,899

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	856,060	904,604	920,693
Effect of dilutive securities:
Stock options and equivalents	16,606	23,850	30,727
Conversion spread related to the 2011 Notes	222	2,684	3,559
Conversion spread related to the 2013 Notes	508	2,971	3,846

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	873,396	934,109	958,825

Stock-Based Compensation

Share-based payments to employees are recognized in the Consolidated Statements of Income based on their fair values and the benefit of tax deductions in excess of recognized compensation cost are reported in the Consolidated Statements of Cash Flows as a financing activity, rather than as an operating activity. The calculated pool of excess tax benefits is recorded as part of additional paid-in capital (APIC).

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

Marketable and Nonmarketable Securities

We determine the appropriate classification of our marketable securities, which consist primarily of debt securities and which include auction rate securities and variable rate demand obligations, at the time of purchase and reevaluate such designation at each balance sheet date. All of our marketable securities are considered as available-for-sale and carried at estimated fair values and reported in either cash equivalents, short-term marketable securities or long-term marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Interest and other income, net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identification method. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss for the amount of such decline.

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

We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at December 31, 2010.

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

Accounts Receivable

Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government rebate programs, cash discounts for prompt payment, doubtful accounts and sales returns. Estimates for wholesaler chargebacks for government rebates, cash discounts and sales returns are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs. Estimates for our allowance for doubtful accounts is determined based on existing contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Historically, the amounts of uncollectible accounts receivable that have been written off have been insignificant and consistent with management’s expectations.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prepaid Royalties

Prepaid royalties are capitalized at cost, which initially is equivalent to the present value of the future royalty obligation that we would expect to pay to the licensor on expected future levels of product sales incorporating the related technology. We review periodically the expected future sales levels of our products and any indicators that might require a write-down in the net recoverable value of our asset or a change in the estimated life of the prepaid royalty. We amortize our prepaid royalties to cost of goods sold over the remaining life of the underlying patent based on an effective royalty rate derived from forecasted future product sales incorporating the related technology. We review our effective royalty rate at least annually and prospectively adjust the effective rate based on significant new facts or circumstances that may arise from our review.

Our prepaid royalties are primarily comprised of emtricitabine royalties we paid to Emory University (Emory) for the HIV indication when we and Royalty Pharma purchased the royalty interest owned by Emory in 2005. Under the terms of the transaction, we and Royalty Pharma paid 65% and 35%, respectively, of the total purchase price of $525.0 million to Emory in exchange for the elimination of the emtricitabine royalties due to Emory on worldwide net sales of products containing emtricitabine. As a result of this transaction, we capitalized as prepaid royalties our 65% share of the $525.0 million purchase price, or $341.3 million. As of December 31, 2010 and 2009, we had an unamortized prepaid royalty asset of $219.5 million and $245.0 million, respectively. In 2010, 2009 and 2008, $25.5 million, $29.9 million and $31.8 million were amortized to cost of goods sold, respectively.

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

Office and computer equipment includes capitalized software. We had unamortized capitalized software costs of $22.5 million and $25.2 million on our Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively. Leasehold improvements and capitalized leased equipment are amortized over the shorter of the lease term or the asset’s useful life. Amortization of capitalized leased equipment is included in depreciation expense. Capitalized interest on construction in-progress is included in property, plant and equipment. Interest capitalized in 2010, 2009 and 2008 was not significant.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Other intangible assets primarily related to marketed products and purchased in-process research and development (IPR&D) projects from our acquisitions of CGI Pharmaceuticals, Inc. (CGI) in July 2010 and CV Therapeutics, Inc. (CV Therapeutics) in April 2009, and are measured at their respective fair values as of the acquisition date. We do not amortize goodwill and other intangible assets with indefinite useful lives. We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the assets below their carrying amounts.

Intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We amortize the intangible asset related to Ranexa, which we acquired from CV Therapeutics, over its estimated useful life using an amortization rate derived from our forecasted future product sales for Ranexa. Our product sales forecasts are prepared annually and determined using our best estimates of future activity and consider such factors as historical and expected future patient usage or uptake of our products, the introduction of complimentary or combination therapies or products and future product launch plans. If a previously unanticipated and significant change occurs to our sales forecasts, we will prospectively update the rate used to amortize our intangible asset related to Ranexa which may increase future cost of goods sold, as that is where we record the amortization expense. We amortize the intangible asset related to Lexiscan, which we also acquired from CV Therapeutics, over its estimated useful life to cost of goods sold on a straight-line basis. Given that current Lexiscan revenues consist of royalties received from a collaboration partner and our lack of ongoing access and visibility into that partner’s future sales forecasts, we cannot make a reasonable estimate of the amortization rate using a forecasted product sales approach.

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

Foreign Currency Translation, Transactions and Contracts

Adjustments resulting from translating the financial statements of our foreign subsidiaries into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Net foreign currency exchange transaction gains or losses are included in interest and other income, net, on our Consolidated Statements of Income. Net transaction losses totaled $3.7 million, $16.4 million and $36.5 million in 2010, 2009 and 2008, respectively.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward and option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. By working only with major banks and closely monitoring current market conditions, we limit the risk that counterparties to these contracts may be unable to perform. We also limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading purposes, nor do we hedge our net investment in any of our foreign subsidiaries.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable, and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Consolidated Balance Sheets. The carrying value and fair value of the Notes were $3.48 billion and $3.97 billion, respectively, as of December 31, 2010. The carrying value and fair value of the Notes were $1.16 billion and $1.58 billion, respectively as of December 31, 2009. The fair value of the Notes was based on their quoted market values. The remaining financial instruments are reported on our Consolidated Balance Sheets at amounts that approximate current fair values.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued new standards for revenue recognition for agreements with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of 2011; however, early adoption is permitted. The adoption of these standards will not have a material impact on our Consolidated Financial Statements.

In December 2010, in response to the pharmaceutical excise tax mandated by healthcare reform legislation adopted in the United States, the FASB issued a new standard to address how pharmaceutical manufacturers should recognize and classify this tax in their income statements. Effective 2011, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of the pharmaceutical excise tax, calculated based on select government sales for the preceding calendar year as a percentage of total industry government sales. The new standard clarifies that the pharmaceutical excise tax shall be presented as an operating expense and that the liability related to the tax shall be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense generally using a straight-line method of allocation. The new standard is effective for us beginning in the first quarter of 2011. We estimate the 2011 impact of the pharmaceutical excise tax to be between $30–$50 million, which will be classified as selling, general and administrative expense in our Consolidated Financial Statements.

Also in December 2010, the FASB issued an update to its existing standard for business combinations to address the pro forma financial disclosure requirements for business combinations. The updated standard specifies that if a public entity presents comparative financial statements, the entity should disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The updated standard is effective for us beginning in the first quarter of 2011; however, early adoption is permitted. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

2.	FAIR VALUE MEASUREMENTS

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain amounts within debt securities have been re-categorized in the accompanying tables to conform to the current presentation. The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$1,355,437	$—	$—	$1,355,437	$289,790	$—	$—	$289,790
U.S.government agencies and FDIC guaranteed securities	—	1,296,110	—	1,296,110	—	1,086,082	—	1,086,082
Municipal debt securities	—	17,625	—	17,625	—	433,474	—	433,474
Non-U.S. government securities	—	278,610	9,594	288,204	—	75,524	—	75,524
Corporate debt securities	—	1,119,254	—	1,119,254	—	566,176	—	566,176
Residential mortgage and asset-backed securities	—	277,043	—	277,043	—	120,407	839	121,246
Student loan-backed securities	—	—	70,771	70,771	—	—	104,823	104,823

Total debt securities	1,355,437	2,988,642	80,365	4,424,444	289,790	2,281,663	105,662	2,677,115
Equity securities	4,631	—	—	4,631	3,470	—	—	3,470
Derivatives	—	64,461	—	64,461	—	26,198	—	26,198

	$1,360,068	$3,053,103	$80,365	$4,493,536	$293,260	$2,307,861	$105,662	$2,706,783

Liabilities:
Contingent consideration	—	—	11,100	11,100	—	—	—	—
Derivatives	—	38,553	—	38,553	—	47,688	—	47,688

	$—	$38,553	$11,100	$49,653	$—	$47,688	$—	$47,688

Marketable securities, measured at fair value using Level 2 inputs, are primarily comprised of U.S. government agencies and FDIC guaranteed securities and corporate debt securities. We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a reconciliation of marketable securities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2010	2009
Balance, beginning of period	$105,662	$102,633
Total realized and unrealized gains (losses) included in:
Interest and other income, net	115	(29)
Other comprehensive income, net	5,026	10,332
Sales of marketable securities	(40,032)	(7,274)
Transfers into Level 3	9,594	—

Balance, end of period	$80,365	$105,662

Total losses included in interest and other income, net attributable to the change in unrealized losses relating to assets still held at the reporting date	$—	$(29)

Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer. Marketable securities, measured at fair value using Level 3 inputs, are substantially comprised of auction rate securities within our available-for-sale investment portfolio. The underlying assets of our auction rate securities consist of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of four to eight years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed and other fixed income securities, adjusted for an illiquidity discount. This resulted in an annual discount rate of 2.12%. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.43% to 1.19%. As of December 31, 2010, our auction rate securities continued to earn interest.

Our auction rate securities were recorded in long-term marketable securities on our Consolidated Balance Sheets at December 31, 2010 and 2009. Although there continued to be failed auctions as well as lack of market activity and liquidity in 2010, we believe we had no other-than-temporary impairments on these securities as of December 31, 2010 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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

The following table is a summary of available-for-sale debt and equity securities recorded in cash equivalents or marketable securities in our Consolidated Balance Sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
Debt securities:
U.S. treasury securities	$1,349,348	$7,109	$(1,020)	$1,355,437
U.S. government agencies and FDIC guaranteed securities	1,284,654	11,919	(463)	1,296,110
Municipal debt securities	17,543	103	(21)	17,625
Non-U.S. government securities	286,410	1,880	(86)	288,204
Corporate debt securities	1,112,976	8,040	(1,762)	1,119,254
Residential mortgage and asset-backed securities	277,359	923	(1,239)	277,043
Student loan-backed securities	75,900	—	(5,129)	70,771

Total debt securities	4,404,190	29,974	(9,720)	4,424,444
Equity securities	1,451	3,180	—	4,631

Total	$4,405,641	$33,154	$(9,720)	$4,429,075

December 31, 2009
Debt securities:
U.S. treasury securities	$289,055	$844	$(109)	$289,790
U.S. government agencies and FDIC guaranteed securities	1,077,910	9,116	(944)	1,086,082
Municipal debt securities	429,583	3,986	(95)	433,474
Non-U.S. government securities	74,756	874	(106)	75,524
Corporate debt securities	557,116	9,563	(503)	566,176
Residential mortgage and asset-backed securities	119,308	2,048	(110)	121,246
Student loan-backed securities	115,400	—	(10,577)	104,823

Total debt securities	2,663,128	26,431	(12,444)	2,677,115
Equity securities	1,451	2,019	—	3,470

Total	$2,664,579	$28,450	$(12,444)	$2,680,585

The following table summarizes the classification of the available-for-sale debt and equity securities on our Consolidated Balance Sheets (in thousands):

	December 31, 2010	December 31, 2009
Cash and cash equivalents	$18,883	$48,697
Short-term marketable securities	1,190,789	384,017
Long-term marketable securities	3,219,403	2,247,871

Total	$4,429,075	$2,680,585

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$1,206,032	$1,209,672	$429,980	$432,714
Greater than one year but less than five years	3,022,744	3,044,114	1,878,589	1,898,183
Greater than five years but less than ten years	33,076	33,580	56,895	57,585
Greater than ten years	142,338	137,078	297,664	288,633

Total	$4,404,190	$4,424,444	$2,663,128	$2,677,115

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Year Ended December 31,
	2010	2009	2008
Gross realized gains on sales	$13,254	$10,373	$28,368
Gross realized losses on sales	$(3,657)	$(1,405)	$(18,732)

The cost of securities sold was determined based on the specific identification method.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

December 31, 2010
Debt securities:
U.S. treasury securities	$(1,020)	$531,184	$—	$—	$(1,020)	$531,184
U.S. government agencies and FDIC guaranteed securities	(463)	226,176	—	—	(463)	226,176
Municipal debt securities	(21)	4,688	—	—	(21)	4,688
Non-U.S. government securities	(86)	44,317	—	—	(86)	44,317
Corporate debt securities	(1,762)	459,412	—	—	(1,762)	459,412
Residential mortgage and asset-backed securities	(1,239)	197,330	—	—	(1,239)	197,330
Student loan-backed securities	—	—	(5,129)	70,771	(5,129)	70,771

Total	$(4,591)	$1,463,107	$(5,129)	$70,771	$(9,720)	$1,533,878

December 31, 2009
Debt securities:
U.S. treasury securities	$(109)	$97,871	$—	$—	$(109)	$97,871
U.S. government agencies and FDIC guaranteed securities	(944)	223,901	—	—	(944)	223,901
Municipal debt securities	(95)	65,377	—	—	(95)	65,377
Non-U.S. government securities	(106)	30,924	—	—	(106)	30,924
Corporate debt securities	(503)	126,410	—	—	(503)	126,410
Residential mortgage and asset-backed securities	(110)	36,446	—	—	(110)	36,446
Student loan-backed securities	—	—	(10,577)	104,823	(10,577)	104,823

Total	$(1,867)	$580,929	$(10,577)	$104,823	$(12,444)	$685,752

As of December 31, 2010 and 2009, approximately 34% and 32%, respectively, of the total number of securities were in an unrealized loss position. The gross unrealized losses for auction rate securities were caused by a higher discount rate used in the valuation of these securities as compared to the coupon rates of these securities. The gross unrealized losses for the other securities were primarily the result of an increase in the yield-to-maturity of the underlying securities. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2010 and 2009 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. In order to manage this risk, we hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward and option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. By working only with major banks and closely monitoring current market conditions, we limit the risk that counterparties to these contracts may be unable to perform. We also limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading purposes, nor do we hedge our net investment in any of our foreign subsidiaries.

We hedge our exposure to foreign currency exchange rate fluctuations for certain monetary assets and liabilities of our foreign subsidiaries that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are not designated as hedges, and as a result, changes in their fair value are recorded in interest and other income, net on our Consolidated Statements of Income.

We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in interest and other income, net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders’ equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at December 31, 2010 will be reclassified to product sales within 12 months.

We had notional amounts on foreign currency exchange contracts outstanding of $3.55 billion and $3.45 billion at December 31, 2010 and 2009, respectively.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the fair values of derivative instruments on our Consolidated Balance Sheets (in thousands):

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$59,276	Other accrued liabilities	$36,493
Foreign currency exchange contracts	Other noncurrent assets	5,089	Other long-term obligations	2,022

Total derivatives designated as hedges		64,365		38,515

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	96	Other accrued liabilities	38

Total derivatives not designated as hedges		96		38

Total derivatives		$64,461		$38,553

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$16,183	Other accrued liabilities	$45,482
Foreign currency exchange contracts	Other noncurrent assets	10,010	Other long-term obligations	2,180

Total derivatives designated as hedges		26,193		47,662

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	5	Other accrued liabilities	26

Total derivatives not designated as hedges		5		26

Total derivatives		$26,198		$47,688

The following table summarizes the effect of our foreign currency exchange contracts on our Consolidated Statements of Income (in thousands):

	Year Ended December 31
	2010	2009
Derivatives designated as hedges:
Net gains (losses) recognized in OCI (effective portion)	$115,073	$(29,698)
Net gains reclassified from accumulated OCI into product sales (effective portion)	$73,720	$81,694
Net gains (losses) recognized in interest and other income, net (ineffective portion and amounts excluded from effectiveness testing)	$887	$(14,493)
Derivatives not designated as hedges:
Net gains (losses) recognized in interest and other income, net	$66,639	$(11,981)

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	ACQUISITIONS

On January 1, 2009, we adopted guidance for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. The guidance requires, for example, that IPR&D be capitalized at fair value as intangible assets at the time of acquisition and acquisition-related expenses and restructuring costs be recognized separately from the business combination. We adopted the provisions of this guidance on a prospective basis and applied it to our acquisitions of CGI in 2010 and CV Therapeutics in 2009, as discussed below.

CGI Pharmaceuticals, Inc.

In June 2010, we entered into an agreement to acquire CGI for up to $120.0 million in cash, consisting of $91.0 million as an upfront payment and up to $29.0 million of contingent consideration payable based on the achievement of clinical development milestones. This transaction closed on July 8, 2010, at which time CGI became a wholly-owned subsidiary. CGI was a privately-held development stage pharmaceutical company based in Branford, Connecticut, primarily focused on small molecule chemistry and protein kinase biology. The lead preclinical compound from CGI’s library of proprietary small molecule kinase inhibitors targets spleen tyrosine kinase (Syk) and could have unique applications for the treatment of serious inflammatory diseases, including rheumatoid arthritis. We believe the acquisition provides us with an opportunity to expand our research efforts in an interesting and promising area of drug discovery.

The CGI acquisition was accounted for as a business combination. The results of operations of CGI since July 8, 2010 have been included in our Consolidated Statements of Income and were not significant.

The acquisition-date fair value of the total consideration transferred to acquire CGI was $102.1 million, and consisted of cash paid at or prior to closing of $91.0 million and contingent consideration of $11.1 million.

The following table summarizes the fair value of the assets acquired and liabilities assumed at July 8, 2010 (in thousands):

Intangible assets—IPR&D	$26,630
Goodwill	70,111
Deferred tax assets	12,656
Deferred tax liabilities	(6,313)
Other net liabilities assumed	(984)

Total consideration transferred	$102,100

Intangible Assets

Intangible assets associated with in-process research and development (IPR&D) projects relate to the preclinical Syk product candidate. Management estimated the acquisition-date fair value of intangible assets related to IPR&D to be $26.6 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 18%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of CGI. This is comparable to the estimated internal rate of return for CGI’s operations and represents the rate that market participants would use to value the intangible assets. The projected cash flows from the IPR&D project was based on key assumptions such as: estimates of revenues and operating profits related to the project considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

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

CV Therapeutics, Inc.

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

The CV Therapeutics acquisition was accounted for as a business combination. The results of operations of CV Therapeutics since April 15, 2009 have been included in our Consolidated Statements of Income. The acquisition date was determined to be April 15, 2009 as that is the date on which we acquired approximately 89% of the outstanding shares of common stock of CV Therapeutics and obtained effective control of the company. The acquisition was completed two days later on April 17, 2009, at which time CV Therapeutics became a wholly-owned subsidiary.

The aggregate consideration transferred to acquire CV Therapeutics was $1.39 billion, and consisted of cash paid for common stock and other equity instruments at or prior to closing of $1.38 billion and the fair value of vested stock options assumed of $15.7 million.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the merger agreement, the number of Gilead stock options and restricted stock units into which assumed CV Therapeutics’ stock options and restricted stock units were converted was determined based on an option conversion ratio. This conversion ratio was calculated by taking the per share acquisition price of $20.00 and dividing it by the average closing price of our common stock for the five consecutive trading days immediately preceding (but not including) the closing date of April 17, 2009, which was $46.24 per share. The fair value of stock options assumed was calculated using a Black-Scholes valuation model with the following assumptions: market price of $44.54 per share, which was the closing price of our common stock on the acquisition date; expected term ranging from 0.1 to 5.2 years; risk-free interest rate ranging from 0.1% to 1.7%; expected volatility ranging from 37.4% to 43.2%; and no dividend yield. The fair value of restricted stock units assumed was calculated using the acquisition-date closing price of $44.54 per share for our common stock.

We included the fair value of vested stock options assumed by us of $15.7 million in the consideration transferred for the acquisition. We did not assume any vested restricted stock units. The estimated fair value of unvested stock options and restricted stock units assumed by us of $11.2 million was not included in the consideration transferred and is being recognized as stock-based compensation expenses over the remaining future vesting period of the awards.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We are amortizing the intangible asset related to Ranexa over its estimated useful life using an amortization rate derived from our forecasted future product sales for Ranexa. We are amortizing the intangible asset related to Lexiscan over its estimated useful life on a straight-line basis. Given that current Lexiscan revenues consist of royalties received from a collaboration partner and our lack of ongoing access and visibility into that partner’s future sales forecasts, we cannot make a reasonable estimate of the amortization rate using a forecasted product sales approach. The weighted-average amortization period for these intangible assets is approximately ten years.

Of the $138.9 million of intangible assets related to the IPR&D projects, $93.4 million related to GS 9667 (formerly CVT-3619), a product candidate that was in Phase 1 clinical studies for the treatment of diabetes and hypertriglyceridemia. The remaining balance of the intangible assets related to IPR&D projects represented various other in-process projects with no single project comprising a significant portion of the total value. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. During the fourth quarter of 2010, we recorded $136.0 million of impairment charges related to certain IPR&D assets acquired from CV Therapeutics which we had no future plans to develop and which were deemed to have no future use to us or other market participants. These charges related to the GS 9667, Adentri and tecadenoson programs and were recorded in R&D expense. The majority of the impairment charge related to our GS 9667 program, which was terminated in the fourth quarter of 2010 due to unfavorable results from pharmacokinetics and pharmacodynamics tests that demonstrated limited effectiveness of the compound in patients. Given these results, we do not believe it has alternative future uses for us or other market participants. As of December 31, 2010, we had $2.9 million of IPR&D assets acquired from CV Therapeutics remaining on our Consolidated Balance Sheet.

Deferred Tax Assets and Deferred Tax Liabilities

The $413.8 million of deferred tax assets resulting from the acquisition was primarily related to federal and state net operating loss and tax credit carryforwards. The $426.9 million of deferred tax liabilities resulting from the acquisition was primarily related to the difference between the book basis and tax basis of the intangible assets related to the marketed products and IPR&D projects. We have concluded that it is more likely than not that we will not realize the benefit from deferred tax assets related to certain state net operating loss carryforwards. As a result, a valuation allowance of $15.1 million was recorded related to those deferred tax assets. For presentation purposes, the $426.9 million of deferred tax liabilities, all of which is of a noncurrent nature, has been netted against noncurrent deferred tax assets on our Consolidated Balance Sheet. As a result of the impairment charges recorded in the fourth quarter of 2010, we reduced the deferred tax liabilities related to IPR&D projects by $49.7 million.

Convertible Senior Notes

As a result of the acquisition, we assumed convertible notes from CV Therapeutics consisting of 2.75% senior subordinated convertible notes due 2012, 3.25% senior subordinated convertible notes due 2013 and 2.0%

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

senior subordinated convertible debentures due 2023. All of these convertible notes were recognized at their fair values at the acquisition date. In May 2009, we offered to repurchase these convertible notes in consideration for their par value plus accrued interest, as required under the terms of the respective convertible note agreements following the occurrence of a change in control or fundamental change as defined in the agreements. As of December 31, 2010, all of these convertible notes have been extinguished.

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

6.	RESTRUCTURING

During the second quarter of 2010, we implemented a plan to close our research operations in Durham, North Carolina and consolidate our liver disease research activities in Foster City, California. The restructuring plan includes consolidation of the liver disease R&D organization and our exit from certain facilities. During the year, we recorded a total of $14.6 million and $10.4 million in SG&A expenses and R&D expenses, respectively, related to employee severance and facilities-related expenses under this plan. In December 2010, we closed our operations in Durham. We do not expect to incur any additional significant costs in connection with this plan.

During the second quarter of 2009, we approved a plan to realize certain synergies as a result of the CV Therapeutics acquisition by re-aligning our cardiovascular operations and eliminating redundancies. The restructuring plan included consolidation and re-alignment of the cardiovascular R&D organization, our exit from certain facilities and the termination of certain contractual obligations. In 2010, we recorded $10.6 million and $3.4 million of restructuring expenses in SG&A and R&D expenses, respectively. Comparatively, in 2009, we recorded $26.2 million and $25.7 million in SG&A and R&D expenses, respectively. In both years, the expenses primarily related to employee severance, relocation, lease termination costs and other facilities-related

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses. Total costs incurred under this plan were $36.8 million and $29.1 million in SG&A and R&D expenses, respectively. We do not expect to incur any additional costs in connection with this plan.

The following table summarizes the restructuring liabilities accrued for and changes in those amounts during the period for the restructuring plan related to our cardiovascular operations (in thousands):

	Employee Severance and Termination Benefits	Facilities- Related Costs
Balance at December 31, 2008	$—	$—
Costs incurred during the period	33,797	9,880
Costs paid or settled during the period	(24,108)	(545)

Balance at December 31, 2009	$9,689	$9,335
Costs incurred during the period	2,190	9,727
Costs paid or settled during the period	(11,445)	(4,529)

Balance at December 31, 2010	$434	$14,533

7.	INVENTORIES

Inventories are summarized as follows (in thousands):

	December 31,
	2010	2009
Raw materials	$408,015	$333,582
Work in process	454,652	392,042
Finished goods	341,142	326,147

Total inventories	$1,203,809	$1,051,771

As of December 31, 2010 and 2009, the joint ventures formed by Gilead and BMS (see Note 10), which are included in our Consolidated Financial Statements, held $811.9 million and $667.8 million in inventory, respectively, of efavirenz active pharmaceutical ingredient purchased from BMS at BMS’ estimated net selling price of efavirenz.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2010	2009
Property, plant and equipment, net:
Buildings and improvements (including leasehold improvements)	$501,401	$490,632
Laboratory and manufacturing equipment	168,711	176,362
Office and computer equipment	116,479	126,375
Capitalized leased equipment	10,865	15,232
Construction in progress	82,334	58,448

Subtotal	879,790	867,049
Less accumulated depreciation and amortization (including $10,451 and $14,999 relating to capitalized leased equipment for 2010 and 2009, respectively)	(316,367)	(304,888)

Subtotal	563,423	562,161
Land	137,812	137,809

Total	$701,235	$699,970

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

9.	INTANGIBLE ASSETS

The following table summarizes the carrying amount of our intangible assets (in thousands):

	December 31,
	2010	2009
Goodwill	$532,669	$462,558
Finite lived intangible assets	863,393	923,319
Indefinite lived intangible assets	29,530	138,900

Total	$1,425,592	$1,524,777

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2009	$462,558
Goodwill resulting from the acquisition of CGI	70,111

Balance at December 31, 2010	$532,669

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our finite-lived intangible assets (in thousands):

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset—Ranexa	$688,400	$54,795	$688,400	$21,889
Intangible asset—Lexiscan	262,800	43,979	262,800	18,235
Other	22,095	11,128	22,095	9,852

Total	$973,295	$109,902	$973,295	$49,976

Amortization expense related to intangible assets was $59.9 million for the year ended December 31, 2010, and was recorded in cost of goods sold in our Consolidated Statement of Income. Amortization expense related to intangible assets was $43.4 million for the year ended December 31, 2009 and was recorded primarily in cost of goods sold in our Consolidated Statement of Income. Amortization expense related to intangible assets was $2.8 million for the year ended December 31, 2008 and was recorded primarily in SG&A expenses in our Consolidated Statement of Income. The weighted-average amortization period for these intangible assets is approximately ten years.

As of December 31, 2010, the estimated future amortization expense associated with our intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2011	$69,324
2012	75,776
2013	82,086
2014	90,940
2015	100,647

Total	$418,773

As of December 31, 2010, we had indefinite-lived intangible assets of $29.5 million, which consisted of $26.6 million and $2.9 million of purchased IPR&D from our acquisitions of CGI and CV Therapeutics, respectively. During the fourth quarter of 2010, we recorded $136.0 million of impairment charges related to certain IPR&D assets acquired from CV Therapeutics which we had no future plans to develop and which were deemed to have no future use to us or other market participants. These charges related to the GS 9667, Adentri and tecadenoson programs and were recorded in R&D expense. The majority of the impairment charge related to our GS 9667 program, a product candidate that was in Phase 1 clinical studies for the treatment of diabetes and hypertriglyceridemia, which was terminated in the fourth quarter of 2010 due to unfavorable results from pharmacokinetics and pharmacodynamics tests that demonstrated limited effectiveness of the compound in patients. Given these results, we do not believe it has alternative future uses for us or other market participants. As of December 31, 2009, we had indefinite-lived intangible assets of $138.9 million related to purchased IPR&D from our acquisition of CV Therapeutics.

10.	COLLABORATIVE ARRANGEMENTS

As a result of entering into strategic collaborations from time to time, we may hold investments in non-public companies. We review our interests in our investee companies for consolidation and/or appropriate disclosure based on applicable guidance. As disclosed in Note 1, we determined that certain of our investee

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies are variable interest entities; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.

Bristol-Myers Squibb Company

North America

In December 2004, we entered into a collaboration arrangement with BMS in the United States to develop and commercialize a single-tablet regimen containing our Truvada and BMS’s Sustiva (efavirenz), which we sell as Atripla. The collaboration is structured as a joint venture and operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. The ownership interests of the joint venture and thus the sharing of product revenue and costs reflect the respective economic interests of BMS and Gilead and are based on the proportions of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both BMS’s and our respective economic interests in the joint venture may vary annually.

We share marketing and sales efforts with BMS and both parties are obligated to provide equivalent sales force efforts for a minimum number of years. Starting in the second quarter of 2011, except for a limited number of activities that will be jointly managed, the parties will no longer coordinate detailing and promotional activities in the United States. The parties will continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. In July 2006, the joint venture received approval from the FDA to sell Atripla in the United States. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada and in October 2007, the joint venture received approval from Health Canada to sell Atripla in Canada. As of December 31, 2010 and 2009, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Consolidated Balance Sheets. As of December 31, 2010 and 2009, total assets held by the joint venture were $1.45 billion and $1.40 billion, respectively, and consisted primarily of cash and cash equivalents, accounts receivable (including intercompany receivables with Gilead) and inventories. As of December 31, 2010 and 2009, total liabilities held by the joint venture were $759.5 million and $1.03 billion, respectively, and consisted primarily of accounts payable (including intercompany payables with Gilead) and other accrued expenses. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Consolidated Balance Sheets. Although we are the primary beneficiary of the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets.

Europe

In December 2007, Gilead Sciences Limited (GSL), a wholly-owned subsidiary in Ireland, and BMS entered into a collaboration arrangement to commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS’s estimated net selling price of efavirenz in the European Territory. We are responsible for product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we co-promote Atripla with BMS. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. In December 2007, the

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

European Commission approved Atripla for sale in the European Union. As of December 31, 2010 and 2009, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in inventories on our Consolidated Balance Sheets.

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

PARI GmbH

As a result of our acquisition of Corus Pharma, Inc. (Corus) in August 2006, we assumed all rights to the February 2002 development agreement between Corus and PARI GmbH (PARI) for the development of Cayston and development of an inhalation delivery device for this product. Under the terms of the agreement, we are obligated to pay PARI for services rendered, and subject to the achievement of specific milestones, we are obligated to pay certain milestone payments to PARI. In addition, we will make royalty payments based on net sales of Cayston. The agreement also provided us the right to reduce the royalty rate payable to PARI. In November 2007, we paid PARI $13.5 million to reduce the royalty rate under the agreement. As Cayston had not yet been approved for commercialization at the time of the payment, we recorded this payment in R&D expenses in our Consolidated Statement of Income. In April 2008, pursuant to the February 2002 development agreement, we entered into a commercialization agreement with PARI which provides for the supply and manufacture of an inhalation delivery device and accessories for use with Cayston. Under the terms of this agreement, we are obligated to pay royalties on future net sales of these products pursuant to the 2002 development agreement.

In February 2010, we received marketing approval from the FDA for Cayston as a treatment to improve respiratory symptoms in CF patients with P. aeruginosa. Cayston was conditionally approved in Europe and Canada in September 2009.

Parion Sciences, Inc.

In August 2007, we entered into a research collaboration and license agreement with Parion Sciences, Inc. (Parion) to research, develop and commercialize certain epithelial sodium channel (ENaC) inhibitors for the treatment of pulmonary diseases. The agreement granted us worldwide commercialization rights to GS 9411 (formerly P-680), an ENaC inhibitor discovered by Parion, for the treatment of pulmonary diseases, including CF, chronic obstructive pulmonary disease and non-CF bronchiectasis. In accordance with the terms of the agreement, we paid a $5.0 million up-front license fee that was recorded in R&D expenses in our Consolidated Statement of Income as there was no future alternative use for this technology, and made a $5.0 million investment in Parion in the form of convertible debt, which was recorded as other noncurrent assets in our Consolidated Balance Sheet. Under the collaboration agreement, we will lead all development and commercialization activities and provide funding of full time equivalent employees for certain research activities. In addition, we are obligated to make additional payments upon the achievement of certain milestones and pay royalties on future net sales of products that are developed and approved in relation to this collaboration. In August 2010, development of GS 9411 was terminated and the term of the research collaboration was extended to identify additional ENaC inhibitors for development.

Roche

In September 1996, we entered into a development and license agreement (the 1996 Agreement) with Roche to develop and commercialize therapies to treat and prevent viral influenza. Tamiflu, an antiviral oral formulation

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The royalties payable to us on net sales of Tamiflu sold by Roche remain the same under the amended agreement, which are as follows: (a) 14% of the first $200.0 million in worldwide net sales in a given calendar year; (b) 18% of the next $200.0 million in worldwide net sales during the same calendar year; and (c) 22% of worldwide net sales in excess of $400.0 million during the same calendar year. The amended agreement revised the provision in the 1996 Agreement relating to the calculation of royalty payments such that in any given calendar quarter Roche will pay royalties based on the actual royalty rates applicable to such quarter. In addition, under the amended agreement, royalties payable by Roche to us will no longer be subject to a cost of goods sold adjustment that was provided in the 1996 Agreement. We recorded a total of $386.5 million, $392.7 million and $155.5 million of Tamiflu royalties in 2010, 2009 and 2008, respectively.

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

Japan Tobacco Inc.

In March 2005, Japan Tobacco Inc. (Japan Tobacco) granted us exclusive rights to develop and commercialize elvitegravir, a novel HIV integrase inhibitor formerly known as GS 9137, in all countries of the world, excluding Japan, where Japan Tobacco retained such rights. Under the terms of the agreement, we incurred an up-front license fee of $15.0 million which was included in R&D expenses in 2005 as there was no future alternative use for this technology. In March 2006, we recorded $5.0 million in R&D expenses related to a

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

milestone we incurred as a result of dosing the first patient in a Phase 2 clinical study and in July 2008, we recorded $7.0 million in R&D expenses related to a milestone we paid related to the dosing of the first patient in a Phase 3 clinical study. We are obligated to make additional payments upon the achievement of other milestones as well as pay royalties on any future product sales arising from this collaboration.

GlaxoSmithKline Inc.

In April 2002, we granted GSK the right to commercialize Hepsera, our oral antiviral for the treatment of chronic hepatitis B, in Asia, Latin America and certain other territories. Under the agreement, we retained rights to Hepsera in the United States, Canada, Europe, Australia, New Zealand and Turkey. GSK received exclusive rights to develop Hepsera solely for the treatment of chronic hepatitis B in all of its territories, the most significant of which include China, Japan, South Korea and Taiwan. GSK has full responsibility for the development and commercialization of Hepsera in its territories. Under the terms of the agreement, we received an up-front license payment of $10.0 million and from 2002 to 2004, we received an aggregate of $17.0 million in milestone payments related to the commercial approvals of Hepsera in various countries. In 2006, we received an aggregate of $10.0 million in milestone payments from GSK for the achievement by GSK of four consecutive quarters of Hepsera gross sales exceeding $75.0 million and the achievement of a certain drug status in China. The up-front license fee and milestone payments had been recorded as deferred revenue with a total of $3.4 million and $3.6 million being amortized into contract revenue in 2008 and 2007, respectively. During the first quarter of 2009, we terminated our supply agreement with GSK to allow GSK to assume all manufacturing and supply obligations for Hepsera for use in the GSK territories. As a result of the termination of this supply agreement, we recognized the remaining $24.5 million balance of deferred revenue into contract revenue as of March 31, 2009. Under the terms of the agreement, GSK is also required to pay us royalties on net sales that GSK generates from sales of Hepsera and Epivir-HBV/Zeffix (GSK’s hepatitis product) in the GSK territories. We recorded $48.0 million, $32.4 million and $31.7 million of royalty revenues in 2010, 2009 and 2008, respectively.

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

In September 2010, we granted GSK the exclusive right to commercialize tenofovir disoproxil fumarate for chronic hepatitis B in Japan. GSK will be required to pay us royalties on sales of tenofovir disoproxil fumarate for chronic hepatitis B in this territory.

As a result of our acquisition of Myogen, Inc. (Myogen) in November 2006, we assumed all rights to the March 2006 license and distribution and supply agreements between Myogen and GSK. Under the terms of the license agreement, GSK has exclusive rights to market ambrisentan (the active pharmaceutical ingredient in Letairis) under the name Volibris for PAH in territories outside the United States. We received an up-front payment of $20.0 million and, subject to the achievement of specific milestones, we are eligible to receive total additional milestone payments of $80.0 million. In addition, we will receive royalties based on net sales of Volibris in the GSK territories. GSK has an option to negotiate from us an exclusive sublicense for additional therapeutic uses for Volibris in the GSK territories during the term of the license agreement. We will continue to conduct and bear the expense of all clinical development activities that we believe are required to obtain and maintain regulatory approvals for Letairis and Volibris in the United States, Canada and the European Economic Area, and each party may conduct additional development activities in its territories at its own expense. The

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

parties may agree to jointly develop ambrisentan for new indications in the licensed field and each party will pay its share of external costs associated with such joint development. In 2007, we received a milestone payment of $11.0 million from GSK for validation by the EMEA of the marketing authorization application for Volibris, and in 2008, we received a $20.0 million milestone payment related to the European Commission marketing authorization approval for Volibris. The milestone and up-front license payments have been recorded as deferred revenue and are being amortized into contract revenue over the remaining period for which we have performance obligations under the agreement, which is approximately six years. We amortized $8.7 million, $8.3 million and $5.0 million to contract revenue in 2010, 2009 and 2008, respectively.

Astellas US LLC and Astellas Pharma US, Inc. (Astellas), as applicable

As a result of our acquisition of CV Therapeutics in April 2009, we assumed all rights to the July 2000 collaboration agreement between CV Therapeutics and Astellas US LLC to develop and market second generation pharmacologic MPI stress agents. Under this agreement, Astellas received exclusive North American rights to Lexiscan and to a backup compound. In April 2008, we received FDA approval of Lexiscan for use as a pharmacologic stress agent in MPI studies in patients unable to undergo adequate exercise stress. Under the terms of the agreement, the product is marketed by Astellas and was launched in June 2008 in the United States. For the years ended December 31, 2010 and 2009, we recognized $43.2 million and $19.7 million, respectively, of royalty revenue from Astellas related to sales of Lexiscan.

Since 1991, we have had an agreement with Astellas Pharma US, Inc. related to rights to market AmBisome. Under the terms of the agreement, Astellas is responsible for promotion of AmBisome in the United States and Canada. We have exclusive marketing rights to AmBisome in the rest of the world, subject to our obligation to pay royalties to Astellas in connection with sales in significant markets in Asia. We receive royalties from Astellas’ sales of AmBisome in the Unites States and Canada. In connection with this agreement, we recorded royalty revenues of $10.2 million, $9.4 million and $9.5 million in 2010, 2009 and 2008, respectively.

Tibotec Pharmaceuticals

In July 2009, we entered into a license and collaboration agreement with Tibotec Pharmaceuticals (Tibotec), a wholly-owned subsidiary of Johnson & Johnson, to develop and commercialize a fixed-dose combination of our Truvada and Tibotec’s non-nucleoside reverse transcriptase inhibitor, TMC278 (25 mg rilpivirine hydrochloride), for which we currently have a pending marketing application. In January 2011, we received a “refuse to file” notification from the U.S. FDA. In its communication, the FDA requested additional information with respect to the Chemistry, Manufacturing and Controls section of the NDA submission. In February 2011, we re-filed our new drug application, which included the requested information, and are awaiting the FDA’s response as to whether it is substantially complete to permit a substantive review. Under our license and collaboration agreement with Tibotec, we were granted an exclusive license to the combination product for administration to adults in a once-daily, oral dosage form, worldwide excluding developing world countries and Japan. Neither party is restricted from combining its drug products with any other drugs.

In accordance with the terms of the agreement, we will reimburse up to €71.5 million (approximately $100.0 million) of development costs incurred by Tibotec for TMC278 through December 2011, and we are required to use commercially reasonable efforts to develop and formulate the combination product, including the completion of bioequivalence studies. For the years ended December 31, 2010 and 2009, we recorded €17.9 million (approximately $22.1 million) and €35.7 million (approximately $52.4 million), respectively, in reimbursable R&D expenses incurred by Tibotec in the development of TMC278. Tibotec is required to use commercially reasonable efforts to develop TMC278 and obtain its approval in the United States and Europe. We will

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacture the combination product and assume the lead role in registration, distribution and, subject to regulatory approval, commercialization of the combination product in the licensed countries. Tibotec will have the right to detail the combination product in the licensed countries, and, at its option, can request that it be the distributor of the combination product in a limited number of such countries. The price of the combination product is expected to be the sum of the prices of the Truvada and TMC278 components. We expect to recognize product sales revenue from future sales of the combination product if and when it is approved. The cost of TMC278 to be purchased by us from Tibotec for the combination product will approximate the market price of TMC278, less a specified percentage of up to thirty percent.

11.	LONG-TERM OBLIGATIONS

Convertible Senior Notes

The following table summarizes the carrying amount of our convertible senior notes (in thousands):

	December 31,
	2010	2009
2011 convertible senior notes	$638,991	$606,786
2013 convertible senior notes	576,884	548,480
2014 convertible senior notes	1,153,805	—
2016 convertible senior notes	1,107,884	—

Total convertible senior notes, net	3,477,564	1,155,266
Less current portion (2011 convertible senior notes)	638,991	—

Total non-current convertible senior notes, net	$2,838,573	$1,155,266

2011 and 2013 Notes

In April 2006, we issued $650.0 million of convertible senior notes due in 2011 (2011 Notes) and $650.0 million of convertible senior notes due in 2013 (2013 Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2011 Notes and the 2013 Notes were issued at par and bear interest rates of 0.50% and 0.625%, respectively. Debt issuance costs of $23.8 million were recorded in other noncurrent assets and are being amortized to interest expense over the contractual terms of the 2011 and 2013 Notes. The initial conversion rate for the 2011 Notes is 25.8048 shares per $1,000 principal amount of 2011 Notes (which represents an initial conversion price of approximately $38.75 per share), and the initial conversion rate for the 2013 Notes is 26.2460 shares per $1,000 principal amount of 2013 Notes (which represents an initial conversion price of approximately $38.10 per share). The conversion rates are subject to customary anti-dilution adjustments.

The 2011 and 2013 notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after September 30, 2006 if the closing price of our common stock for at least 20 trading days during the last 30 consecutive trading day period of the previous quarter is more than 130% of the applicable conversion price per share, 2) if we make specified distributions to holders of our common stock or if specified corporate transactions occur, or 3) during the last month prior to maturity of the applicable notes. Upon conversion, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the note or (ii) the conversion value for such note. If the conversion value exceeds the principal amount, we may also deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of the principal amount. If the 2011 and 2013 notes are converted in connection with a change in control, we may be required to provide a make whole premium in the

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

Concurrent with the issuance of the 2011 and 2013 notes, we purchased convertible note hedges in private transactions at a cost of $379.1 million, which is tax deductible over the life of the notes. We also sold warrants in private transactions and received net proceeds of $235.5 million from the sale of the warrants. The convertible note hedges and warrants are intended to reduce the potential economic dilution upon future conversions of the 2011 and 2013 notes by effectively increasing our conversion price to $50.80 per share for the 2011 Notes and $53.90 per share for the 2013 Notes. The net cost of $143.7 million of the convertible note hedge and warrant transactions was recorded in stockholders’ equity on our Consolidated Balance Sheets.

The convertible note hedges cover, subject to customary anti-dilution adjustments, 33.8 million shares of our common stock at strike prices that initially correspond to the initial conversion prices of the 2011 and 2013 notes and are subject to adjustments similar to those applicable to the conversion price of the related notes. If the market value per share of our common stock at the time of conversion of the 2011 and 2013 notes is above the strike price of the applicable convertible note hedges, we will be entitled to receive from the counterparties in the transactions shares of our common stock or, to the extent we have made a corresponding election with respect to the related convertible notes, cash or a combination of cash and shares of our common stock, at our option, for the excess of the market value of the common stock over the strike price of the convertible note hedges. The convertible note hedges will terminate upon the maturity of the 2011 and 2013 notes or when none of the 2011 and 2013 notes remain outstanding due to conversion or otherwise. There are 33.8 million shares of our common stock underlying the warrants, subject to customary anti-dilution adjustments. The warrants have strike prices of $50.80 per share (for the warrants expiring in 2011) and $53.90 per share (for the warrants expiring in 2013) and are exercisable only on their respective expiration dates. If the market value of our common stock at the time of the exercise of the applicable warrants exceeds their respective strike prices, we will be required to net settle in cash or shares of our common stock, at our option, with the respective counterparties for the value of the warrants in excess of the warrant strike prices.

Contemporaneously with the closing of the sale of the 2011 and 2013 notes, a portion of the net proceeds from the notes’ issuance and the proceeds of the warrant transactions were used to repurchase 16.7 million shares of our common stock for $544.9 million.

Under current accounting guidance, we bifurcated the conversion option of the 2011 and 2013 notes from the debt instrument, classified the conversion option in equity and are accreting the resulting debt discount as interest expense. The following table summarizes information about the equity and liability components of the 2011 and 2013 notes (in thousands):

	Carrying Value of Equity Component		Net Carrying Amount of Liability Component		Unamortized Discount of Liability Component
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009
2011 convertible senior notes	$147,481	$147,481	$638,991	$606,786	$(10,996)	$(43,201)
2013 convertible senior notes	193,231	193,231	576,884	548,480	(72,983)	(101,387)

Total 2011 and 2013 convertible senior notes	$340,712	$340,712	$1,215,875	$1,155,266	$(83,979)	$(144,588)

For the years ended December 31, 2010, 2009 and 2008, we recognized $67.9 million, $64.6 million and $61.5 million, respectively, in interest expense related to the contractual coupon rates and amortization of the

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt discount for the 2011 and 2013 notes. The effective interest rates on the liability components of the 2011 and 2013 notes were 5.7% and 5.8%, respectively. If the notes were converted as of December 31, 2010, the if-converted value would not exceed the principal amounts of the 2011 Notes and 2013 Notes.

2014 and 2016 Notes

In July 2010, we issued $1.25 billion of convertible senior notes due in 2014 (2014 Notes) and $1.25 billion of convertible senior notes due in 2016 (2016 Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2014 and 2016 notes were issued at par and bear interest rates of 1.00% and 1.625%, respectively. Debt issuance costs are primarily comprised of $37.5 million in bankers’ fees, the majority of which were recorded in other noncurrent assets and are being amortized to interest expense over the contractual terms of the 2014 and 2016 notes. The aggregate principal amount of the 2014 and 2016 notes sold reflects the full exercise by the initial purchasers of their option to purchase additional notes to cover over-allotments. The initial conversion rate for the 2014 Notes is 22.1845 shares per $1,000 principal amount (which represents an initial conversion price of approximately $45.08 per share), and the initial conversion rate for the 2016 Notes is 22.0214 shares per $1,000 principal amount (which represents an initial conversion price of approximately $45.41 per share). The conversion rates are subject to customary anti-dilution adjustments.

The 2014 and 2016 notes may be converted prior to April 1, 2014 and April 1, 2016, respectively, only under the following circumstances: 1) during any calendar quarter commencing after September 30, 2010, if the closing price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the applicable conversion price on each applicable trading day, or 2) during the five business day period after any measurement period of ten consecutive trading days in which, for each trading day of such period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price of Gilead common stock and the applicable conversion rate on such trading day, or 3) upon the occurrence of specified corporate transactions, such as the distribution of certain stock rights, cash amounts, or other assets to all Gilead shareholders or the occurrence of a change in control. On and after April 1, 2014, in the case of the 2014 Notes, and April 1, 2016, in the case of the 2016 Notes, holders may convert their notes at any time, regardless of the foregoing circumstances. Generally, upon conversion, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the note or (ii) the conversion value for such note, as measured under the indenture governing the relevant notes. If the conversion value exceeds the principal amount, we may also deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of the principal amount. If the 2014 and 2016 notes are converted in connection with a change in control, we may be required to provide a make whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

Concurrent with the issuance of the 2014 and 2016 notes, we purchased convertible note hedges in private transactions at a cost of $362.6 million, which is tax deductible over the life of the notes. We also sold warrants in private transactions and received net proceeds of $155.4 million from the sale of the warrants. The convertible note hedges and warrants are intended to reduce the potential economic dilution upon future conversions of the 2014 and 2016 notes by effectively increasing our conversion price to $56.76 per share for the 2014 Notes and $60.10 per share for the 2016 Notes. The net cost of $207.2 million of the convertible note hedge and warrant transactions was recorded in stockholders’ equity on our Consolidated Balance Sheets.

The convertible note hedges cover, subject to customary anti-dilution adjustments, 55.3 million shares of our common stock at strike prices that initially correspond to the initial conversion prices of the 2014 and 2016

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have used and will continue to use the net proceeds from the issuance of the convertible notes to repurchase shares of our common stock and repay existing indebtedness.

Under current accounting guidance, we bifurcated the conversion option of the 2014 and 2016 notes from the debt instrument, classified the conversion option in equity and are accreting the resulting debt discount as interest expense. The following table summarizes information about the equity and liability components of the 2014 and 2016 notes (in thousands):

	Carrying Value of Equity Component	Net Carrying Amount of Liability Component	Unamortized Discount of Liability Component
	December 31, 2010	December 31, 2010	December 31, 2010
2014 convertible senior notes	$107,496	$1,153,805	$(96,195)
2016 convertible senior notes	152,039	1,107,884	(142,116)

Total 2014 and 2016 convertible senior notes	$259,535	$2,261,689	$(238,311)

For the year ended December 31, 2010, we recognized $34.9 million in interest expense related to the contractual coupon rates and amortization of the debt discount for the 2014 and 2016 notes. The effective interest rate on the liability components of the 2014 and 2016 notes was 3.5% and 4.0%, respectively. If the notes were converted as of December 31, 2010, the if-converted value would not exceed the principal amounts of the 2014 Notes and 2016 Notes.

Credit Facility

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. The credit agreement will terminate in December 2012 and all unpaid borrowings thereunder shall be due and payable at that time. In April 2009, in connection with the acquisition of CV Therapeutics, we borrowed $400.0 million under the credit agreement to partially fund the acquisition. As of December 31, 2009, we had repaid the

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$400.0 million under this credit agreement. In May 2010, we borrowed $500.0 million under the credit agreement to fund our stock repurchases. In August 2010, we repaid the $500.0 million borrowed under this credit agreement using proceeds from our convertible senior notes issued in July 2010. As of December 31, 2010, we had $5.0 million in letters of credit outstanding under the $1.25 billion credit agreement. We are required to comply with certain covenants under the credit agreement and as of December 31, 2010, we were in compliance with all such covenants.

12.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

We have entered into various long-term non-cancelable operating leases for equipment and facilities. We lease facilities in Foster City, Palo Alto and San Dimas, California; Durham, North Carolina; Boulder, Colorado; Seattle, Washington; the Dublin and Cork areas of Ireland and the London area of the United Kingdom. We also have operating leases for sales, marketing and administrative facilities in Europe, Canada and Asia Pacific. Our leases expire on various dates between 2011 and 2029, with many of our leases containing options to renew. Certain facility leases also contain rent escalation clauses. Our most significant lease, related to a facility in Seattle, Washington, expires in 2020 and has a 10-year term. The lease provides us with three consecutive rights to extend the term of the lease through 2035 and contains an annual three percent rent escalation clause. The lease also requires us to pay additional amounts for operating expenses and maintenance. We also have leases for three corporate aircraft, with varying terms, with renewal options upon expiration of the lease terms.

Lease expense under our operating leases was approximately $41.7 million, $37.3 million and $29.3 million during the years ended December 31, 2010, 2009 and 2008, respectively. Aggregate non-cancelable future minimum rental payments under operating leases are as follows (in thousands):

2011	$45,887
2012	37,733
2013	29,648
2014	21,477
2015	19,078
Thereafter	57,344

$211,167

Legal Proceedings

On August 12, 2009, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting documents regarding the development, marketing and sales of Ranexa®. Ranexa is approved for the treatment of chronic angina and was developed and originally commercialized by CV Therapeutics, a company that Gilead acquired in April 2009. Following receipt of the subpoena, we cooperated with the government’s inquiry. On December 13, 2010, the United States Department of Justice notified the United States District Court for the Northern District of California “of its decision not to intervene” in a False Claims Act lawsuit filed by a former employee of CV Therapeutics regarding the promotion of Ranexa. On December 16, 2010, the plaintiff-relator filed a notice of voluntary dismissal without prejudice of the underlying lawsuit, and the United States consented to the dismissal without prejudice.

We are a party to various other legal actions that arose in the ordinary course of our business. We do not believe that any of these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

In the normal course of business, we enter into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of December 31, 2010, these commitments for the next five years were approximately $640.3 million in 2011, $149.3 million in 2012, $57.5 million in 2013, $20.2 million in 2014 and $3.1 million in 2015. The amounts related to active pharmaceutical ingredients represent minimum purchase requirements. Actual payments for the purchases related to these active pharmaceutical ingredients were $835.7 million, $1.03 billion and $1.04 billion during the years ended December 31, 2010, 2009 and 2008, respectively.

13.	STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2010, our Board authorized a new program for the repurchase of our common stock in an amount of up to $1.00 billion through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated purchases or other means. We completed this plan in May 2010, at which time our Board authorized a new three-year, $5.00 billion stock repurchase program. As of December 31, 2010, we have repurchased $3.02 billion of our common stock under this program. As of December 31, 2010, the remaining authorized amount of stock repurchases that may be made under our $5.00 billion repurchase program was $1.98 billion. In 2010, we utilized a total of $4.02 billion to repurchase and retire 109.9 million shares of our common stock, at an average purchase price of $36.57 per share.

In January 2011, our Board authorized an additional three-year, $5.00 billion stock repurchase program which will commence upon the completion of our existing program authorized in May 2010.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to APIC based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases in 2008, we reduced common stock and APIC by an aggregate of $95.8 million and charged $1.88 billion to retained earnings. As a result of our stock repurchases in 2009, we reduced common stock and APIC by an aggregate of $61.7 million and charged $940.8 million to retained earnings. As a result of our stock repurchases in 2010, we reduced common stock and APIC by an aggregate of $319.8 million and charged $3.71 billion to retained earnings.

Preferred Stock

We have 5,000,000 shares of authorized preferred stock issuable in series. Our Board is authorized to determine the designation, powers, preferences and rights of any such series. We have designated 800,000 shares of Series A Junior Participating Preferred Stock for potential issuance under our November 1994 rights agreement with BNY Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), as amended (the Rights Plan). There was no preferred stock outstanding as of December 31, 2010 and 2009.

Rights Plan

The Rights Plan provides for the distribution of a preferred stock purchase right as a dividend for each share of our common stock. The purchase rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of our common stock, the purchase rights permit the holders (other than the 15% holder) to purchase our common stock at a 50% discount from the market price at that time, upon payment of a specified exercise price per purchase right. In addition, in the event of certain business combinations, the purchase rights permit the purchase of the common stock of an acquirer at a

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

50% discount from the market price at that time. Under certain conditions, the purchase rights may be redeemed by our Board in whole, but not in part, at a price of $0.0025 per purchase right. The purchase rights have no voting privileges and are attached to and automatically trade with our common stock.

In October 1999, October 2003 and May 2006, our Board approved amendments to the Rights Plan. The first amendment provided, among other things, for an increase in the exercise price of a right under the plan from $15 to $100 and an extension of the term of the plan from November 2004 to October 2009. The second amendment provides, among other things, for an increase in the exercise price of a right under the plan from $100 to $400 and an extension of the term of the Rights Plan to October 2013. The third amendment was a clarifying amendment entered into in connection with an increase in the designated number of shares of Series A Junior Participating Preferred Stock for potential issuance under the Rights Plan in May 2006.

Stock Option Plans

In May 2004, our stockholders approved and we adopted the Gilead Sciences, Inc. 2004 Equity Incentive Plan (the 2004 Plan). Stock options under the NeXstar Pharmaceuticals, Inc. (NeXstar), Triangle Pharmaceuticals, Inc. (Triangle), Corus, Myogen and CV Therapeutics stock option plans, which we assumed as a result of the acquisitions of NeXstar, Triangle, Corus, Myogen and CV Therapeutics, have been converted into options to purchase our common stock effective with the closing of the respective acquisitions. The 2004 Plan is a broad based incentive plan that allows for awards to be granted to our employees, directors and consultants. The 2004 Plan provides for option grants designated as either non-qualified or incentive stock options. Prior to January 1, 2006, we granted both non-qualified and incentive stock options, but all stock options granted after January 1, 2006 have been non-qualified stock options. Under the 2004 Plan, employee stock options granted prior to 2011 generally vest over five years, are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices not less than the fair market value of our common stock on the grant date. Stock option exercises are settled with common stock from the 2004 Plan’s previously authorized and available pool of shares.

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

As of December 31, 2010, a total of 121,594,183 shares of common stock have been authorized for grant and 51,793,307 shares remain available for future grant under the 2004 Plan.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity under our stock option plans. All option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date (shares in thousands):

	Year Ended December 31,
	2010		2009		2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	69,193	$28.09	76,811	$24.70	84,977	$20.33
Granted and assumed	4,836	$44.27	7,286	$48.87	9,807	$47.11
Forfeited	(2,348)	$43.16	(2,393)	$39.33	(2,471)	$30.61
Expired	(759)	$53.27	(440)	$64.08	(59)	$11.72
Exercised	(10,671)	$17.68	(12,071)	$15.56	(15,443)	$13.97

Outstanding, end of year	60,251	$30.32	69,193	$28.09	76,811	$24.70

Exercisable, end of year	45,018	$25.92	47,090	$22.36	45,235	$17.29

Weighted-average grant date fair value of options granted during the year		$14.24		$17.00		$16.95

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $262.3 million, $379.8 million and $551.7 million, respectively. The total fair value of stock options that vested during the years ended December 31, 2010, 2009 and 2008 was $124.6 million, $162.9 million and $169.2 million, respectively.

As of December 31, 2010, the number of options outstanding that are expected to vest, net of estimated future option forfeitures was 13,302,022 with a weighted-average exercise price of $43.12 per share, an aggregate intrinsic value of $9.6 million and a weighted-average remaining contractual life of 7.62 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2010 were $564.2 million and $554.0 million, respectively. As of December 31, 2010, the weighted-average remaining contractual life for options outstanding and options exercisable were 5.3 and 4.5 years, respectively.

As of December 31, 2010, there was $260.8 million of unrecognized compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 2.7 years.

Performance Shares and Restricted Stock Awards

Under the 2004 plan, we grant performance-based restricted stock awards which vest upon the achievement of specified market and performance goals relative to a pre-determined peer group. The actual number of common shares ultimately issued is calculated by multiplying the number of performance shares by a payout percentage ranging from 0% to 200%. Performance shares vest only when a committee (or subcommittee) of our Board has determined that we have achieved our specified market and performance goals. In January 2010, 2009 and 2008 we granted 412,505, 426,305 and 219,690 performance-based share awards (the 2010 performance shares, the 2009 performance shares and the 2008 performance shares, respectively). These awards will vest over a single three-year performance measurement and vesting period for each of the performance share awards.

The fair value of each performance share grant is estimated at the grant date using a Monte Carlo valuation methodology. The weighted-average grant date fair values of the 2010, 2009 and 2008 performance shares were

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$54.25, $61.89 and $56.61 per share, respectively. We recognized $21.3 million, $14.9 million and $7.5 million of stock-based compensation expenses in 2010, 2009 and 2008, respectively, related to these performance shares.

We have also granted performance-based restricted stock awards to certain of our employees under the 2004 Plan. The vesting of these awards is subject to the achievement of specified performance goals. The number of these awards issued to date has not been significant.

During 2010 we granted 2,189,903 time-based restricted stock awards to employees under the 2004 Plan. These awards vest annually over a five-year period. We recognized $19.5 million of stock-based compensation expenses in 2010 related to time-based awards.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, as amended (ESPP), employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date. The ESPP offers a two-year look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During 2010, 1,110,485 shares were issued under the ESPP for $32.3 million. A total of 33,280,000 shares of common stock have been reserved for issuance under the ESPP, and there were 6,567,411 shares available for issuance under the ESPP as of December 31, 2010.

As of December 31, 2010, there was $22.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over an estimated weighted-average period of 1.0 year.

14.	STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in our Consolidated Statements of Income (in thousands:

	Year Ended December 31,
	2010	2009	2008
Cost of goods sold	$10,180	$10,859	$10,312
Research and development expenses	84,048	82,893	66,523
Selling, general and administrative expenses	105,813	92,006	76,529

Stock-based compensation expense included in total costs and expenses	200,041	185,758	153,364
Income tax effect	(52,331)	(46,486)	(40,565)

Stock-based compensation expense included in net income	$147,710	$139,272	$112,799

During the years ended December 31, 2010, 2009 and 2008, we capitalized $10.9 million, $11.4 million and $9.9 million of stock-based compensation costs to inventory, respectively.

Stock-based compensation is recognized as expense over the requisite service periods in our Consolidated Statements of Income using a graded vesting expense attribution approach for unvested stock options granted prior to January 1, 2006, and using the straight-line expense attribution approach for stock options granted after

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our adoption of new guidance for share-based payments to employees and directors on January 1, 2006. As stock-based compensation expenses related to stock options recognized on adoption of the new guidance is based on awards ultimately expected to vest, gross expense has been reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience. Prior to the adoption of this guidance, pro forma information that was required to be disclosed included forfeitures as they occurred. As a result of the guidance adopted on January 1, 2006, we only recognize a tax benefit from stock-based compensation in APIC if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through the Consolidated Statements of Income rather than through APIC.

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

	Year Ended December 31,
	2010	2009	2008
Expected volatility:
Stock options	31%	35%	34%
ESPP	35%	37%	31%
Expected term in years:
Stock options	5.4	5.3	5.3
ESPP	1.3	1.3	1.2
Risk-free interest rate:
Stock options	2.3%	2.1%	2.8%
ESPP	0.4%	0.7%	2.1%
Expected dividend yield	0%	0%	0%

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

Comprehensive income (loss) comprises net income and certain changes in stockholders’ equity that are excluded from net income, such as changes in the fair value of our outstanding effective cash flow hedges, changes in unrealized gains and losses on our available-for-sale securities and changes in our cumulative foreign currency translation account. Comprehensive income (loss) for the years ended December 31, 2010, 2009 and

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 is included in our Consolidated Statements of Stockholders’ Equity. The components of comprehensive income (loss) are shown net of related taxes where the underlying assets or liabilities are held in jurisdictions that are expected to generate a future tax benefit or liability.

The following reclassifications were recorded in connection with net realized gains (losses) on sales of securities and cash flow hedges that were previously included in comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net unrealized gain (loss) related to available-for-sale securities, net of tax impact of $(6,624), $(11,724) and $11,487 for 2010, 2009 and 2008, respectively	$13,450	$21,689	$(21,607)
Net unrealized gain (loss) related to cash flow hedges, net of tax impact of $(9,149), $10,682 and $(40,681) for 2010, 2009 and 2008, respectively	105,924	(19,016)	93,962
Reclassification adjustments, net of tax impact of $9,028, $32,532 and $1,805 for 2010, 2009 and 2008, respectively	(74,289)	(58,130)	(5,603)

Other comprehensive income (loss)	$45,085	$(55,457)	$66,752

The balance of accumulated other comprehensive income (loss), net of taxes, as reported on our Consolidated Balance Sheets consists of the following components (in thousands):

	As of December 31,
	2010	2009
Net unrealized gain on available-for-sale securities	$16,528	$9,509
Net unrealized gain (loss) on cash flow hedges	21,615	(16,450)
Cumulative foreign currency translation adjustment	(7,232)	1,183

Accumulated other comprehensive income (loss)	$30,911	$(5,758)

16.	SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment, because our major products, Atripla, Truvada and Viread, which together accounted for substantially all of our total product sales for each of the years ended December 31, 2010, 2009 and 2008, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product sales consist of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Antiviral products:
Atripla	$2,926,579	$2,382,113	$1,572,455
Truvada	2,649,908	2,489,682	2,106,687
Viread	732,240	667,510	621,187
Hepsera	200,592	271,595	341,023
Emtriva	27,679	27,974	31,080

Total antiviral products	6,536,998	5,838,874	4,672,432
AmBisome	305,856	298,597	289,651
Letairis	240,279	183,949	112,855
Ranexa	239,832	131,062	—
Other products	66,956	16,829	9,858

Total product sales	$7,389,921	$6,469,311	$5,084,796

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product-related contract revenue are attributed to countries based on ship-to location. Royalty and non-product related contract revenue are attributed to countries based on the location of the collaboration partner.

	Year Ended December 31,
	2010	2009	2008
United States	$4,224,035	$3,599,313	$2,857,472

Outside of the United States:
Switzerland	458,606	448,203	193,314
France	519,700	468,314	395,672
Spain	456,647	451,115	356,607
United Kingdom	450,368	393,036	297,276
Italy	345,189	323,709	277,441
Germany	274,991	293,111	242,193
Other European countries	665,237	603,068	346,722
Other countries	554,647	431,514	369,053

Total revenues outside of the United States	3,725,385	3,412,070	2,478,278

Total revenues	$7,949,420	$7,011,383	$5,335,750

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Year Ended December 31,
	2010	2009	2008
Cardinal Health, Inc.	17%	18%	21%
McKesson Corp.	14%	13%	16%
AmerisourceBergen Corp.	12%	11%	11%

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, the net book value of our property, plant and equipment in the United States, Ireland and Canada was $519.4 million, $112.2 million and $53.9 million, respectively, which comprised approximately 98% of the total net book value of our property, plant and equipment. At December 31, 2009, the net book value of our property, plant and equipment in the United States, Ireland and Canada was $510.0 million, $115.3 million and $57.0 million, respectively, which comprised approximately 97% of the total net book value of our property, plant and equipment.

17.	INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal:
Current	$852,822	$719,777	$585,075
Deferred	(29,854)	(47,608)	6,099

	822,968	672,169	591,174

State:
Current	139,819	153,376	56,223
Deferred	17,464	9,150	24,333

	157,283	162,526	80,556

Foreign:
Current	43,094	42,860	38,738
Deferred	454	(1,191)	(8,105)

	43,548	41,669	30,633

Provision for income taxes	$1,023,799	$876,364	$702,363

Foreign pre-tax income was $1.37 billion, $1.33 billion and $0.90 billion in 2010, 2009 and 2008, respectively. The cumulative unremitted foreign earnings that are considered to be permanently invested outside the United States and for which no U.S. taxes have been provided, were approximately $4.48 billion and $3.19 billion as of December 31, 2010 and 2009, respectively. The residual U.S. tax liability, if such amounts were remitted, would be approximately $1.60 billion and $1.14 billion as of December 31, 2010 and 2009, respectively.

The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory income tax rate to income before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income before provision for income taxes	$3,913,548	$3,501,956	$2,672,698

Tax at federal statutory rate	$1,369,742	$1,225,685	$935,444
State taxes, net of federal benefit	106,250	111,095	58,166
Foreign earnings at different rates	(435,767)	(399,993)	(257,835)
Research and other credits	(33,072)	(43,045)	(32,270)
Net unbenefitted stock compensation	13,188	4,269	5,224
Other	3,458	(21,647)	(6,366)

Provision for income taxes	$1,023,799	$876,364	$702,363

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$308,854	$377,058
Stock-based compensation	142,242	117,019
Reserves and accruals not currently deductible	109,806	90,760
Deferred revenue	49,194	67,389
Depreciation related	58,875	44,166
Research and other credit carryforwards	25,151	28,980
Capitalized intangibles	5,839	12,086
Other, net	88,669	64,881

Total deferred tax assets before valuation allowance	788,630	802,339
Valuation allowance	(13,040)	(1,078)

Total deferred tax assets	775,590	801,261

Deferred tax liabilities:
Intangibles	(322,168)	(384,480)
Unremitted foreign earnings	(15,928)	(15,928)
Other	(20,774)	(17,053)

Total deferred tax liabilities	(358,870)	(417,461)

Net deferred tax assets	$416,720	$383,800

The valuation allowance increased (decreased) by $11.9 million, $1.1 million and $(23.5) million for the years ended December 31, 2010, 2009 and 2008, respectively. We have concluded, based on the standard set forth in the FASB Accounting Standards Codification related to Income Taxes, that it is more likely than not that we will not realize any benefit from the deferred tax assets related to certain state net operating loss and credit carryforwards.

At December 31, 2010, we had U.S. federal net operating loss carryforwards of approximately $732.5 million. The federal net operating loss carryforwards will start to expire in 2016, if not utilized. We also had federal tax credit carryforwards of approximately $26.2 million which will start to expire in 2016, if not utilized. In addition, we had state net operating loss and tax credit carryforwards of approximately $1.40 billion and $3.3 million, respectively. The state net operating loss and tax credit carryforwards will start to expire in 2011 and 2016, respectively, if not utilized.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses (NOLs) and credits before utilization.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For federal income tax purposes, the statute of limitations is open for 2003 and onwards. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their NOLs and credits carried over from prior years. For California income tax purposes, the statute of limitations remains open for 2002 and onwards.

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

At December 31, 2010 and 2009, the total gross unrecognized tax benefits were $126.5 million and $106.5 million, respectively. Of the total unrecognized tax benefits, $106.5 million and $72.6 million at December 31, 2010 and 2009, respectively, if recognized, would reduce our effective tax rate in the period of recognition. We have continued to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Consolidated Statements of Income. As of December 31, 2010 and 2009, we had accrued interest and penalties related to unrecognized tax benefits of $12.3 million and $5.4 million, respectively.

As of December 31, 2010, we believe it is reasonably possible that our unrecognized tax benefits will decrease by approximately $6.0 million in the next 12 months as we expect to have clarification from the tax authorities around certain of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.

The following is a rollforward of our total gross unrecognized tax benefit liabilities for the years ended December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009	2008
Balance, beginning of period	$106,506	$121,424	$115,087

Tax positions related to current year:
Additions	24,320	25,036	37,495
Reductions	(3,303)	(8,380)	—

Tax positions related to prior years:
Additions	25,581	37,014	4,298
Reductions	(23,474)	(36,277)	(23,307)
Settlements	(2,160)	(31,517)	(10,252)
Lapse of statute of limitations	(954)	(794)	(1,897)

Balance, end of period	$126,516	$106,506	$121,424

18.	DEFERRED COMPENSATION PLANS

We maintain a retirement savings plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (Gilead Plan). Under the Gilead Plan, employees may contribute up to 60% of their eligible annual compensation, subject to IRS plan limits. We make matching contributions under the Gilead Plan. In 2010, 2009 and 2008, we contributed up to 50% of an employee’s contributions up to an annual maximum match of $5,000. Our total matching contribution expense under the Gilead Plan for the years ended December 31, 2010, 2009 and 2008 was $11.2 million, $10.2 million, and $7.8 million, respectively.

We maintain a deferred compensation plan under which our directors and key employees may defer compensation for income tax purposes. The deferred compensation plan is a non-qualified deferred compensation

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan which is not subject to the qualification requirements under Section 401(a) of the Internal Revenue Code. Compensation deferred after December 31, 2004 is subject to the requirements of Section 409A of the Internal Revenue Code. Under the plan, officers and other senior grade level employees may contribute up to 70% of their annual salaries and up to 100% of their annual bonus while directors may contribute up to 100% of their annual retainer fee. Amounts deferred by participants are deposited in a rabbi trust and are recorded in other noncurrent assets in our Consolidated Balance Sheets. Beginning in 2004, directors may also elect to receive all or a portion of their annual cash retainer in phantom shares, which gives the participant the right to receive an amount equal to the value of a specified number of shares over a specified period of time and which will be payable in shares of our common stock (with fractional shares paid out in cash) as established by the plan administrator. As of December 31, 2010, we had 31,682 phantom shares outstanding. Participants can elect one of several distribution dates available under the plan at which they will receive their deferred compensation payment.

19.	SUBSEQUENT EVENTS

Stock Repurchase Program

In January 2011, our Board authorized an additional three-year, $5.00 billion stock repurchase program which will commence upon the completion of our existing program authorized in May 2010.

Acquisition of Arresto Biosciences, Inc.

In December 2010, we entered into an agreement to acquire Arresto Biosciences, Inc. (Arresto) for $225 million plus potential future payments based on achievement of certain sales levels. This transaction closed on January 14, 2011, at which time Arresto became a wholly-owned subsidiary. Arresto was a privately-held, development-stage biotechnology company based in Palo Alto, California, focused on developing antibodies for the potential treatment of fibrotic diseases and cancer. The company’s lead product is GS 6224 (formerly AB0024), a humanized monoclonal antibody (mAb) targeting the human lysyl oxidase-like-2 (LOXL2) protein. In addition to an ongoing Phase 1 study of GS 6224 in patients with advanced solid tumors, a Phase 1 study had also been initiated to evaluate GS 6224 in patients with idiopathic pulmonary fibrosis. We believe that Arresto’s pipeline and research and development expertise are well aligned with Gilead’s areas of focus. Given the timing of the closing of this acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and certain disclosures pertaining to contingent consideration.

Acquisition of Calistoga Pharmaceuticals, Inc.

In February 2011, we entered into an agreement to acquire Calistoga Pharmaceuticals, Inc. (Calistoga) for $375 million plus potential payments of up to $225 million based on the achievement of certain milestones. This transaction is expected to close in the second quarter of 2011. Calistoga is a privately-held, biotechnology company based in Seattle, Washington, focused on the development of medicines to treat cancer and inflammatory diseases. The company has a portfolio of proprietary compounds that selectively target isoforms of phosphoinositide-3 kinase (P13K). Calistoga’s lead product candidate, CAL-101, is a first-in-class specific inhibitor of the P13K delta isoform. P13K delta is preferentially expressed in leukocytes involved in a variety of inflammatory and autoimmune diseases and hematological cancers.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following amounts are in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010 (1)
Total revenues	$2,085,853	$1,927,224	$1,937,656	$1,998,687
Gross profit on product sales	$1,347,633	$1,350,536	$1,387,975	$1,433,901
Net income	$852,094	$709,127	$702,163	$626,365
Net income attributable to Gilead	$854,901	$712,061	$704,876	$629,419
Net income per share attributable to Gilead common stockholders—basic	$0.95	$0.81	$0.85	$0.78
Net income per share attributable to Gilead common stockholders—diluted	$0.92	$0.79	$0.83	$0.76
2009
Total revenues	$1,530,460	$1,647,155	$1,801,389	$2,032,379
Gross profit on product sales	$1,118,166	$1,185,333	$1,239,255	$1,330,999
Net income	$586,576	$569,145	$670,478	$799,393
Net income attributable to Gilead	$589,112	$571,398	$673,033	$802,212
Net income per share attributable to Gilead common stockholders—basic	$0.65	$0.63	$0.75	$0.89
Net income per share attributable to Gilead common stockholders—diluted	$0.63	$0.61	$0.72	$0.87

(1)	During 2010, we recorded $136.0 million of impairment charges in R&D expense, related to certain IPR&D assets acquired from CV Therapeutics. See Notes 5 and 9.

GILEAD SCIENCES, INC.

Schedule II: Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2010:
Accounts receivable allowances (1)	$132,810	$818,132	$800,000	$150,942
Valuation allowance for deferred tax assets (2)	$1,078	$12,127	$165	$13,040

Year ended December 31, 2009:
Accounts receivable allowances (1)	$90,694	$606,504	$564,388	$132,810
Valuation allowance for deferred tax assets (2)	$—	$15,103	$14,025	$1,078

Year ended December 31, 2008:
Accounts receivable allowances (1)	$72,217	$500,037	$481,560	$90,694
Valuation allowance for deferred tax assets	$23,498	$965	$24,463	$—

(1)	Allowances are for doubtful accounts, sales returns, cash discounts and chargebacks.

(2)	Valuation allowance for deferred tax assets includes $9.9 million and $1.1 million as of December 31, 2010 and 2009, respectively, related to our acquisitions.

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

Signature	Title	Date

/S/ JOHN C. MARTIN John C. Martin, Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/S/ ROBIN L. WASHINGTON Robin L. Washington	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/S/ JAMES M. DENNY James M. Denny	Director	February 28, 2011

/S/ PAUL BERG Paul Berg	Director	February 28, 2011

/S/ JOHN F. COGAN John F. Cogan	Director	February 28, 2011

/S/ ETIENNE F. DAVIGNON Etienne F. Davignon	Director	February 28, 2011

Signature	Title	Date

/S/ CARLA A. HILLS Carla A. Hills	Director	February 28, 2011

/S/ KEVIN E. LOFTON Kevin E. Lofton	Director	February 28, 2011

/S/ JOHN W. MADIGAN John W. Madigan	Director	February 28, 2011

/S/ GORDON E. MOORE Gordon E. Moore	Director	February 28, 2011

/S/ NICHOLAS G. MOORE Nicholas G. Moore	Director	February 28, 2011

/S/ RICHARD J. WHITLEY Richard J. Whitley	Director	February 28, 2011

/S/ GAYLE E. WILSON Gayle E. Wilson	Director	February 28, 2011

/S/ PER WOLD-OLSEN Per Wold-Olsen	Director	February 28, 2011