Form 10-Q
period 2011-03-31
GILEAD SCIENCES INC
filed 2011-05-09
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 29, 2011: 787,054,365

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, TRUVADA®, VIREAD®, HEPSERA®, AMBISOME®, EMTRIVA®, VISTIDE®, LETAIRIS®, VOLIBRIS®, RANEXA®, CAYSTON® and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,835,978	$907,879
Short-term marketable securities	1,175,321	1,190,789
Accounts receivable, net	1,801,212	1,621,966
Inventories	1,304,457	1,203,809
Deferred tax assets	277,835	279,339
Prepaid taxes	284,918	320,424
Prepaid expenses	75,330	67,632
Other current assets	96,081	116,244

Total current assets	6,851,132	5,708,082
Property, plant and equipment, net	703,794	701,235
Noncurrent portion of prepaid royalties	196,998	203,790
Noncurrent deferred tax assets	134,865	153,379
Long-term marketable securities	3,344,999	3,219,403
Intangible assets	1,629,971	1,425,592
Other noncurrent assets	125,595	181,149

Total assets	$12,987,354	$11,592,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$981,631	$803,025
Accrued government rebates	348,151	325,018
Accrued compensation and employee benefits	119,487	147,632
Income taxes payable	2,457	1,862
Other accrued liabilities	566,573	437,893
Deferred revenues	97,373	103,175
Current portion of long-term debt and other obligations, net	653,093	646,345

Total current liabilities	2,768,765	2,464,950
Long-term deferred revenues	30,275	32,844
Long-term debt, net	3,850,130	2,838,573
Long-term income taxes payable	113,025	107,025
Other long-term obligations	49,798	27,401
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 791,470 and 801,998 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	791	802
Additional paid-in capital	4,726,309	4,648,286
Accumulated other comprehensive income (loss)	(101,182)	30,911
Retained earnings	1,320,335	1,183,730

Total Gilead stockholders’ equity	5,946,253	5,863,729
Noncontrolling interest	229,108	258,108

Total stockholders’ equity	6,175,361	6,121,837

Total liabilities and stockholders’ equity	$12,987,354	$11,592,630

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product sales	$1,863,578	$1,788,063
Royalty revenues	58,665	293,681
Contract and other revenues	3,851	4,109

Total revenues	1,926,094	2,085,853

Costs and expenses:
Cost of goods sold	474,111	440,430
Research and development	254,446	218,664
Selling, general and administrative	295,568	265,618

Total costs and expenses	1,024,125	924,712

Income from operations	901,969	1,161,141
Interest and other income, net	13,832	15,645
Interest expense	(41,216)	(16,955)

Income before provision for income taxes	874,585	1,159,831
Provision for income taxes	227,282	307,737

Net income	647,303	852,094
Net loss attributable to noncontrolling interest	3,838	2,807

Net income attributable to Gilead	$651,141	$854,901

Net income per share attributable to Gilead common stockholders—basic	$0.82	$0.95

Shares used in per share calculation—basic	796,115	901,606

Net income per share attributable to Gilead common stockholders- diluted	$0.80	$0.92

Shares used in per share calculation—diluted	811,857	928,368

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net income	$647,303	$852,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,285	17,478
Amortization expense	62,629	42,628
Stock-based compensation expenses	49,470	46,841
Excess tax benefits from stock-based compensation	(14,255)	(49,819)
Tax benefits from employee stock plans	12,136	51,665
Deferred income taxes	20,546	31,060
Other non-cash transactions	(7,249)	2,460
Changes in operating assets and liabilities:
Accounts receivable, net	(107,876)	(163,914)
Inventories	(97,174)	(174,985)
Prepaid expenses and other assets	(23,903)	6,305
Accounts payable	176,114	141,727
Income taxes payable	31,473	(149,719)
Accrued liabilities	61,414	18,766
Deferred revenues	(8,371)	(2,018)

Net cash provided by operating activities	820,542	670,569

Investing Activities:
Purchases of marketable securities	(1,519,142)	(1,502,775)
Proceeds from sales of marketable securities	1,285,547	273,912
Proceeds from maturities of marketable securities	169,189	171,751
Acquisitions, net of cash acquired	(221,105)	—
Capital expenditures and other	(14,870)	(11,666)

Net cash used in investing activities	(300,381)	(1,068,778)

Financing Activities:
Proceeds from issuances of senior notes, net of issuance costs	987,370	—
Proceeds from issuances of common stock	58,879	103,362
Repurchases of common stock	(548,699)	(162,520)
Repayments of other long-term obligations	(1,533)	(19)
Excess tax benefits from stock-based compensation	14,255	49,819
Distributions (to) from noncontrolling interest	(25,162)	25,390

Net cash provided by financing activities	485,110	16,032

Effect of exchange rate changes on cash	(77,172)	46,099

Net change in cash and cash equivalents	928,099	(336,078)
Cash and cash equivalents at beginning of period	907,879	1,272,958

Cash and cash equivalents at end of period	$1,835,978	$936,880

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

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).

Net Income Per Share Attributable to Gilead Common Stockholders

Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options, restricted stock units, performance shares and warrants relating to the convertible senior notes due in 2011 (2011 Notes), 2013 (2013 Notes), 2014 (2014 Notes) and 2016 (2016 Notes) (collectively, the Convertible Notes) are determined under the treasury stock method.

Because the principal amount of the Convertible Notes will be settled in cash, only the conversion spread relating to the Convertible Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the Convertible Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion prices of approximately $38.75, $38.10, $45.08 and $45.41 for the 2011 Notes, 2013 Notes, 2014 Notes and 2016 Notes, respectively. During the three months ended March 31, 2011 and 2010, the average market prices of our common stock exceeded the conversion prices of the 2011 Notes and the 2013

Notes and the dilutive effects are included in the accompanying table. During the three months ended March 31, 2011 and 2010, the average market prices of our common stock did not exceed the conversion prices of the 2014 Notes and 2016 Notes and therefore did not have a dilutive effect on our net income per share for those periods.

Warrants relating to the 2011 Notes, 2013 Notes, 2014 Notes and 2016 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80, $53.90, $56.76 and $60.10, respectively. The average market prices of our common stock during each of the three months ended March 31, 2011 and 2010 did not exceed the warrants’ exercise prices relating to any of the Convertible Notes; therefore, these warrants did not have a dilutive effect on our net income per share for those periods.

Stock options to purchase approximately 22.1 million and 18.0 million weighted-average shares of our common stock were outstanding during the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to Gilead	$651,141	$854,901

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	796,115	901,606
Effect of dilutive securities:
Stock options and equivalents	15,007	20,766
Conversion spread related to the 2011 Notes	224	2,855
Conversion spread related to the 2013 Notes	511	3,141

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	811,857	928,368

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

We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2011.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2011 that are of significance to us.

2. FAIR VALUE MEASUREMENTS

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable, and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. The carrying value and fair value of the Convertible Notes were $3.51 billion and $4.36 billion, respectively, as of March 31, 2011. The carrying value and fair value of the Convertible Notes were $3.48 billion and $3.97 billion, respectively, as of December 31, 2010. The fair value of the Convertible Notes was based on their quoted market values.

In March 2011, we issued senior unsecured notes due in 2021 (the 2021 Notes) in a registered offering for an aggregate principal amount of $1.00 billion. The carrying value and fair value of the 2021 Notes were $991.4 million and $988.0 million, respectively, as of March 31, 2011. The fair value of the 2021 Notes was based on their quoted market values.

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

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and classification by level of input within the fair value hierarchy defined above (in thousands):

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$1,358,688	$—	$—	$1,358,688	$1,355,437	$—	$—	$1,355,437
Money market funds	1,786,435	—	—	1,786,435	520,063	—	—	520,063
U.S. government agencies and FDIC guaranteed securities	—	1,095,117	—	1,095,117	—	1,296,110	—	1,296,110
Municipal debt securities	—	14,697	—	14,697	—	17,625	—	17,625
Non-U.S. government securities	—	231,925	52,195	284,120	—	278,610	9,594	288,204
Corporate debt securities	—	1,400,323	—	1,400,323	—	1,119,254	—	1,119,254
Residential mortgage and asset-backed securities	—	329,063	—	329,063	—	277,043	—	277,043
Student loan-backed securities	—	—	64,628	64,628	—	—	70,771	70,771

Total debt securities	3,145,123	3,071,125	116,823	6,333,071	1,875,500	2,988,642	80,365	4,944,507
Equity securities	7,978	—	—	7,978	4,631	—	—	4,631
Derivatives	—	8,022	—	8,022	—	64,461	—	64,461

	$3,153,101	$3,079,147	$116,823	$6,349,071	$1,880,131	$3,053,103	$80,365	$5,013,599

Liabilities:
Contingent consideration	$—	$—	$11,100	$11,100	$—	$—	$11,100	$11,100
Derivatives	—	118,084	—	118,084	—	38,553	—	38,553

	$—	$118,084	$11,100	$129,184	$—	$38,553	$11,100	$49,653

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

The following table is a reconciliation of marketable securities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$80,365	$105,662
Total realized and unrealized gains (losses) included in:
Interest and other income, net	1,246	—
Other comprehensive income, net	2,160	860
Sales of marketable securities	(20,830)	(935)
Transfers into Level 3	53,882	—

Balance, end of period	$116,823	$105,587

Total losses included in interest and other income, net attributable to the change in unrealized losses relating to assets still held at the reporting date	$—	$—

Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer. Marketable securities, measured at fair value using Level 3 inputs, are comprised of auction rate securities and Greek government issued bonds within our available-for-sale investment portfolio.

The underlying assets of our auction rate securities consist of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of three to seven years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed and other fixed income securities, adjusted for an illiquidity discount. This resulted in an annual discount rate of 2.09%. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.23% to 1.11%. As of March 31, 2011, our auction rate securities continued to earn interest. Although there continued to be failed auctions as well as lack of market activity and liquidity, we believe we had no other-than-temporary impairments on these securities as of March 31, 2011 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

In 2010, the Greek government offered to settle the majority of its aged outstanding accounts receivable with zero-coupon bonds, which were expected to trade at a discount to face value. During 2010, we agreed to the terms of the settlement, and as of December 31, 2010, we had received a portion of the bonds. As of March 31, 2011, we have received substantially all of the bonds which comprise the balance of transfers into Level 3 during the first quarter of 2011. We have measured the fair value of the Greek zero coupon bonds using Level 3 inputs due to the current lack of market activity and liquidity. The discount rates used in our fair value model for these bonds were based on credit default swap rates. We have the ability and intent to hold these bonds until maturity. Therefore, we believe we had no other-than-temporary impairments on these investments as of March 31, 2011.

As of March 31, 2011, our auction rate securities and Greek government issued bonds were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheet. As of December 31, 2010, our auction rate securities and substantially all of our Greek government issued bonds were recorded in long-term marketable securities on our Consolidated Balance Sheet.

3. AVAILABLE-FOR-SALE SECURITIES

The following table is a summary of available-for-sale debt and equity securities recorded in cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Debt securities:
U.S. treasury securities	$1,354,581	$5,420	$(1,313)	$1,358,688
Money market funds	1,786,435	—	—	1,786,435
U.S. government agencies and FDIC guaranteed securities	1,086,940	8,732	(555)	1,095,117
Municipal debt securities	14,647	91	(41)	14,697
Non-U.S. government securities	284,826	1,626	(2,332)	284,120
Corporate debt securities	1,394,936	7,227	(1,840)	1,400,323
Residential mortgage and asset-backed securities	330,042	704	(1,683)	329,063
Student loan-backed securities	69,100	—	(4,472)	64,628

Total debt securities	6,321,507	23,800	(12,236)	6,333,071
Equity securities	1,451	6,527	—	7,978

Total	$6,322,958	$30,327	$(12,236)	$6,341,049

December 31, 2010
Debt securities:
U.S. treasury securities	$1,349,348	$7,109	$(1,020)	$1,355,437
Money market funds	520,063	—	—	520,063
U.S. government agencies and FDIC guaranteed securities	1,284,654	11,919	(463)	1,296,110
Municipal debt securities	17,543	103	(21)	17,625
Non-U.S. government securities	286,410	1,880	(86)	288,204
Corporate debt securities	1,112,976	8,040	(1,762)	1,119,254
Residential mortgage and asset-backed securities	277,359	923	(1,239)	277,043
Student loan-backed securities	75,900	—	(5,129)	70,771

Total debt securities	4,924,253	29,974	(9,720)	4,944,507
Equity securities	1,451	3,180	—	4,631

Total	$4,925,704	$33,154	$(9,720)	$4,949,138

The following table summarizes the classification of the available-for-sale debt and equity securities on our Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$1,820,729	$538,946
Short-term marketable securities	1,175,321	1,190,789
Long-term marketable securities	3,344,999	3,219,403

Total	$6,341,049	$4,949,138

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$2,966,234	$2,970,819	$1,726,095	$1,729,735
Greater than one year but less than five years	3,190,179	3,201,659	3,022,744	3,044,114
Greater than five years but less than ten years	41,345	41,763	33,076	33,580
Greater than ten years	123,749	118,830	142,338	137,078

Total	$6,321,507	$6,333,071	$4,924,253	$4,944,507

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended March 31,
	2011	2010
Gross realized gains on sales	$3,697	$1,834
Gross realized losses on sales	$(1,362)	$(274)

The cost of securities sold was determined based on the specific identification method.

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Debt securities:
U.S. treasury securities	$(1,313)	$321,780	$—	$—	$(1,313)	$321,780
U.S. government agencies and FDIC guaranteed securities	(555)	116,397	—	—	(555)	116,397
Municipal debt securities	(41)	6,834	—	—	(41)	6,834
Non-U.S. government securities	(2,332)	59,326	—	—	(2,332)	59,326
Corporate debt securities	(1,840)	644,865	—	—	(1,840)	644,865
Residential mortgage and asset-backed securities	(1,515)	202,609	(168)	6,245	(1,683)	208,854
Student loan-backed securities	—	—	(4,472)	64,628	(4,472)	64,628

Total	$(7,596)	$1,351,811	$(4,640)	$70,873	$(12,236)	$1,422,684

December 31, 2010
Debt securities:
U.S. treasury securities	$(1,020)	$531,184	$—	$—	$(1,020)	$531,184
U.S. government agencies and FDIC guaranteed securities	(463)	226,176	—	—	(463)	226,176
Municipal debt securities	(21)	4,688	—	—	(21)	4,688
Non-U.S. government securities	(86)	44,317	—	—	(86)	44,317
Corporate debt securities	(1,762)	459,412	—	—	(1,762)	459,412
Residential mortgage and asset-backed securities	(1,239)	197,330	—	—	(1,239)	197,330
Student loan-backed securities	—	—	(5,129)	70,771	(5,129)	70,771

Total	$(4,591)	$1,463,107	$(5,129)	$70,771	$(9,720)	$1,533,878

As of March 31, 2011 and December 31, 2010, approximately 36% and 34%, respectively, of the total number of securities were in an unrealized loss position. The gross unrealized losses for auction rate securities were caused by a higher discount rate used in the valuation of these securities as compared to the coupon rates of these securities. The gross unrealized losses for the other securities were primarily the result of an increase in the yield-to-maturity of the underlying securities. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of March 31, 2011 and December 31, 2010 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

During the three months ended March 31, 2011, we recorded net unrealized losses on available-for-sale securities of $1.7 million in accumulated other comprehensive income (OCI) and gains of $1.4 million were reclassified out of accumulated OCI into interest and other income, net. Comparatively, during the three months ended March 31, 2010, we recorded net unrealized gains on available-for-sale securities of $1.8 million in accumulated OCI and reclassified gains of $0.9 million out of accumulated OCI into interest and other income, net.

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

We hedge our exposure to foreign currency exchange rate fluctuations for certain monetary assets and liabilities of our foreign subsidiaries that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are not designated as hedges, and as a result, changes in their fair value are recorded in interest and other income, net on our Condensed Consolidated Statements of Income.

We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in interest and other income, net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated OCI within stockholders’ equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at March 31, 2011 will be reclassified to product sales within 12 months.

We had notional amounts on foreign currency exchange contracts outstanding of $3.71 billion and $3.55 billion at March 31, 2011 and December 31, 2010, respectively.

The following table summarizes information about the fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2011
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$7,161	Other accrued liabilities	$101,545
Foreign currency exchange contracts	Other noncurrent assets	860	Other long-term obligations	16,414

Total derivatives designated as hedges		8,021		117,959

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	125

Total derivatives not designated as hedges		1		125

Total derivatives		$8,022		$118,084

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$59,276	Other accrued liabilities	$36,493
Foreign currency exchange contracts	Other noncurrent assets	5,089	Other long-term obligations	2,022

Total derivatives designated as hedges		64,365		38,515

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	96	Other accrued liabilities	38

Total derivatives not designated as hedges		96		38

Total derivatives		$64,461		$38,553

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2011	2010
Derivatives designated as hedges:
Net gains (losses) recognized in OCI (effective portion)	$(127,499)	$107,270
Net gains reclassified from accumulated OCI into product sales (effective portion)	$9,929	$5,525
Net gains recognized in interest and other income, net (ineffective portion and amounts excluded from effectiveness testing)	$995	$227

Derivatives not designated as hedges:
Net gains (losses) recognized in interest and other income, net	$(85,846)	$54,891

The net unrealized losses related to our cash flow hedges included in accumulated OCI, net of taxes, were $114.6 million at March 31, 2011. Net unrealized gains related to our cash flow hedges included in accumulated OCI, net of taxes, were $21.6 million at December 31, 2010.

5. ACQUISITION OF ARRESTO BIOSCIENCES, INC.

In December 2010, we entered into an agreement to acquire Arresto Biosciences, Inc. (Arresto) for $225 million plus potential future payments based on the achievement of certain sales levels. This transaction closed on January 14, 2011, at which time Arresto became a wholly-owned subsidiary. Arresto was a privately-held, development-stage biotechnology company based in Palo Alto, California, focused on developing antibodies for the potential treatment of fibrotic diseases and cancer. The lead product from the acquisition of Arresto is GS 6224 (formerly AB0024), a humanized monoclonal antibody (mAb) targeting the human lysyl oxidase-like-2 (LOXL2) protein. In addition to an ongoing Phase 1 study of GS 6224 in patients with advanced solid tumors, a Phase 1 study had also been initiated to evaluate GS 6224 in patients with idiopathic pulmonary fibrosis. We believe that Arresto’s pipeline and research and development expertise are well aligned with Gilead’s areas of focus.

The acquisition was accounted for as a business combination. Arresto’s results of operations since January 14, 2011 have been included in our Condensed Consolidated Statement of Income and were not significant.

We are currently in the process of valuing our contingent consideration liability and the in-process research and development (IPR&D) intangible assets acquired in the business combination, in addition to finalizing the resulting goodwill and deferred tax assets and liabilities. These valuations are based on financial forecasts related to each IPR&D project, which are currently being developed by the Company. As a result, as of March 31, 2011, our accounting for the acquisition was preliminary and we recorded substantially all of the consideration transferred as goodwill. We expect to finalize the purchase accounting for Arresto during the second quarter of 2011.

We do not consider the Arresto acquisition to be a material business combination and therefore have not disclosed the pro forma results of operations as required for material business combinations.

6. INVENTORIES

Inventories are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$559,155	$408,015
Work in process	296,872	454,652
Finished goods	448,430	341,142

Total	$1,304,457	$1,203,809

As of March 31, 2011 and December 31, 2010, the joint ventures formed by Gilead and BMS, which are included in our Condensed Consolidated Financial Statements, held $934.2 million and $811.9 million in inventory, respectively, of efavirenz active pharmaceutical ingredient purchased from BMS at BMS’s estimated net selling price of efavirenz.

7. INTANGIBLE ASSETS

The following table summarizes the carrying amount of our intangible assets (in thousands):

	March 31, 2011	December 31, 2010
Goodwill	$754,456	$532,669
Finite lived intangible assets	848,885	863,393
Indefinite lived intangible assets	26,630	29,530

Total	$1,629,971	$1,425,592

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2010	$532,669
Goodwill (preliminary) resulting from the acquisition of Arresto	221,787

Balance at March 31, 2011	$754,456

The following table summarizes our finite-lived intangible assets (in thousands):

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset—Ranexa	$688,400	$65,372	$688,400	$54,795
Intangible asset—Lexiscan	262,800	50,415	262,800	43,979
Other	24,995	11,523	22,095	11,128

Total	$976,195	$127,310	$973,295	$109,902

Amortization expense related to intangible assets was $17.4 million and $15.0 million for the three months ended March 31, 2011 and 2010, respectively, and was recorded in cost of goods sold in our Condensed Consolidated Statements of Income.

As of March 31, 2011, the estimated future amortization expense associated with our intangible assets for the remaining nine months of 2011 and each of the five succeeding fiscal years are as follows (in thousands):

Fiscal Year	Amount
2011 (remaining nine months)	$52,222
2012	76,081
2013	82,391
2014	91,246
2015	100,952
2016	113,053

Total	$515,945

As of December 31, 2010, we had indefinite-lived intangible assets of $29.5 million, which consisted of $26.6 million and $2.9 million of purchased IPR&D from our acquisitions of CGI Pharmaceuticals, Inc. (CGI) and CV Therapeutics, Inc. (CV Therapeutics), respectively. In the first quarter of 2011, the $2.9 million purchased IPR&D project from CV Therapeutics was completed and reclassified as a finite-lived intangible asset, and is currently being amortized over its estimated useful life. As of March 31, 2011, we had indefinite-lived intangible assets of $26.6 million related to purchased IPR&D from our acquisition of CGI.

8. COLLABORATIVE ARRANGEMENTS

From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or appropriate disclosure based on applicable guidance. Contractual terms which provide us control over an entity may require us to consolidate the entity. Entities consolidated because they are controlled by means other than a majority voting interest are referred to as variable interest entities (VIE). We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of March 31, 2011, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.

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

We share marketing and sales efforts with BMS and both parties are obligated to provide equivalent sales force efforts for a minimum number of years. Under the terms of the agreement, after the first quarter of 2011, the parties will only share in a limited number of activities in the United States that will be jointly managed. The parties will continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. In July 2006, the joint venture received approval from the FDA to sell Atripla in the United States. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada and in October 2007, the joint venture received approval from Health Canada to sell Atripla in Canada. As of March 31, 2011 and December 31, 2010, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of March 31, 2011 and December 31, 2010, total assets held by the joint venture were $1.56 billion and $1.45 billion, respectively, and consisted primarily of cash and cash equivalents, accounts receivable (including intercompany receivables with Gilead) and inventories. As of March 31, 2011 and December 31, 2010, total liabilities held by the joint venture were $ 947.2 million and $759.5 million, respectively, and consisted primarily of accounts payable (including intercompany payables with Gilead) and other accrued expenses. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we are the primary beneficiary of the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets.

Europe

In December 2007, Gilead Sciences Limited (GSL), a wholly-owned subsidiary in Ireland, and BMS entered into a collaboration arrangement to commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS’s estimated net selling price of efavirenz in the European Territory. We are responsible for product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we co-promote Atripla with BMS. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. In December 2007, the European Commission approved Atripla for sale in the European Union. As of March 31, 2011 and December 31, 2010, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.

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

Yale School of Medicine

In March 2011, we announced the formation of a multi-year research collaboration with the Yale School of Medicine (Yale), focused on the discovery of novel cancer therapies. The research effort will initially span four years with an option to renew for up to ten years. We will provide $40 million in research support and basic science infrastructure development during the initial four-year period, and will provide a total of up to $100 million over ten years should the collaboration be extended through that timeframe. We will have the first option to license Yale inventions that result from the collaboration. Expenses related to this collaboration agreement commenced in April 2011 and will be recorded as part of research and development expenses on our Condensed Consolidated Statement of Income.

9. LONG-TERM OBLIGATIONS

Financing Arrangements

The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

	March 31, 2011	December 31, 2010
2011 convertible senior notes	$647,238	$638,991
2013 convertible senior notes	584,172	576,884
2014 convertible senior notes	1,160,635	1,153,805
2016 convertible senior notes	1,113,901	1,107,884
2021 senior unsecured notes	991,422	—

Total debt, net	$4,497,368	$3,477,564
Less current portion (2011 convertible senior notes)	647,238	638,991

Total long-term debt, net	$3,850,130	$2,838,573

2021 Senior Unsecured Notes

In March 2011, we issued the 2021 Notes in a registered offering for an aggregate principal amount of $1.00 billion. The 2021 Notes will mature on April 1, 2021 and pay interest at a fixed annual rate of 4.50%. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $5.83 million and are being amortized to interest expense over the contractual term of the 2021 Notes.

The 2021 Notes may be redeemed at our option at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 20 basis points, plus, in each case, accrued and unpaid interest on the notes to be redeemed to the date of redemption. At any time on or after January 1, 2021, we may redeem the notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption. In addition, in the event of the occurrence of both a change in control and a downgrade in the rating of the 2021 Notes below an investment grade rating by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., the holders may require us to purchase all or a portion of their notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.

We expect to use the net proceeds for general corporate purposes, which include the repayment of existing indebtedness and repurchases of our common stock.

Credit Facility

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans.

The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. The credit agreement will terminate in December 2012 and all unpaid borrowings thereunder shall be due and payable at that time. As of March 31, 2011, we had $2.4 million in letters of credit outstanding under the $1.25 billion credit agreement. We are required to comply with certain covenants under the credit agreement and as of March 31, 2011, we were in compliance with all such covenants.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that any of these legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

11. STOCK-BASED COMPENSATION EXPENSES

The following table summarizes the stock-based compensation expenses included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of goods sold	$2,644	$2,853
Research and development expenses	16,720	20,069
Selling, general and administrative expenses	30,106	23,919

Stock-based compensation expenses included in total costs and expenses	49,470	46,841
Income tax effect	(12,856)	(12,428)

Stock-based compensation expenses included in net income	$36,614	$34,413

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

Under our current three-year, $5.00 billion stock repurchase program authorized by our Board of Directors (Board) in May 2010, we repurchased $3.57 billion of our common stock through March 31, 2011. As of March 31, 2011, the remaining authorized amount of stock repurchases that may be made under our current repurchase program was $1.43 billion. During the three months ended March 31, 2011, our total repurchase activity was $548.5 million which resulted in the repurchase and retirement of 14.0 million shares of our common stock at an average purchase price of $39.12 per share.

In January 2011, our Board authorized an additional three-year, $5.00 billion stock repurchase program which will commence upon the completion of our existing program authorized in May 2010.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (APIC) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the three months ended March 31, 2011, we reduced common stock and APIC by an aggregate of $42.4 million and charged $514.9 million to retained earnings.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$647,303	$852,094
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	7,194	(9,409)
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	(3,119)	854
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	(136,169)	97,786

Total other comprehensive income (loss)	(132,094)	89,231

Comprehensive income	515,209	941,325
Comprehensive loss attributable to noncontrolling interest	3,838	2,807

Comprehensive income attributable to Gilead	$519,047	$944,132

13. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment because our major products, Atripla, Truvada and Viread, which together accounted for substantially all of our total product sales for the three months ended March 31, 2011 and 2010, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Antiviral products:
Atripla	$744,512	$692,872
Truvada	673,111	657,799
Viread	168,395	180,686
Hepsera	38,096	58,124
Emtriva	6,576	7,156

Total antiviral products	1,630,690	1,596,637
AmBisome	78,506	77,049
Letairis	62,174	55,499
Ranexa	68,293	51,243
Other products	23,915	7,635

Total product sales	$1,863,578	$1,788,063

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product-related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended March 31,
	2011	2010
United States	$1,035,794	$1,012,484
Outside of the United States:
Switzerland	32,566	261,245
France	133,897	124,717
Spain	119,631	124,320
United Kingdom	120,861	118,170
Italy	101,436	96,260
Germany	76,073	70,012
Other European countries	156,638	159,713
Other countries	149,198	118,932

Total revenues outside of the United States	890,300	1,073,369

Total revenues	$1,926,094	$2,085,853

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended March 31,
	2011	2010
Cardinal Health, Inc.	17%	16%
McKesson Corp.	15%	13%
AmerisourceBergen Corp.	13%	12%

14. INCOME TAXES

Our income tax rate of 26.0% for the three months ended March 31, 2011 differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S subsidiaries that are considered indefinitely invested outside of the United States, partially offset by state taxes and our portion of the non-tax deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service (IRS) for the 2005, 2006 and 2007 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Each quarter we evaluate our exposures associated with our tax filing positions.

As of March 31, 2011, we believe it is reasonably possible that our unrecognized tax benefits will decrease by approximately $6.0 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities around some of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.

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

15. SUBSEQUENT EVENTS

Acquisition of Calistoga Pharmaceuticals, Inc.

In February 2011, we entered into an agreement to acquire Calistoga Pharmaceuticals, Inc. (Calistoga) for $375 million plus potential payments of up to $225 million based on the achievement of certain milestones. This transaction closed on April 1, 2011, at which time Calistoga became a wholly-owned subsidiary. Calistoga was a privately-held, biotechnology company based in Seattle, Washington, focused on the development of medicines to treat cancer and inflammatory diseases. This acquisition has provided us with a portfolio of proprietary compounds that selectively target isoforms of phosphoinositide-3 kinase (P13K). The lead product candidate, CAL-101, is a first-in-class specific inhibitor of the P13K delta isoform. P13K delta is preferentially expressed in leukocytes involved in a variety of inflammatory and autoimmune diseases and hematological cancers. We believe that the acquisition of Calistoga further broadens our pipeline and expertise in the areas of oncology and inflammation. Given the timing of the closing of this acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and certain disclosures pertaining to the contingent consideration.

2011 Convertible Senior Notes

On May 1, 2011, our 2011 Notes matured. We will repay an aggregate principal balance of $650.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934, as amended (the Exchange Act). The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled “Risk Factors” under Part II, Item 1A below, in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2010 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2011 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are presented in U.S. dollars.

Management Overview

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Asia Pacific. We market products in the HIV/AIDS, liver disease, respiratory and cardiovascular/metabolic therapeutic areas. Our product portfolio is comprised of Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Truvada® (emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B; AmBisome® (amphotericin B) liposome for injection for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Ranexa® (ranolazine) for the treatment of chronic angina; Cayston® (aztreonam for inhalation solution) as a treatment to improve respiratory symptoms in cystic fibrosis (CF) patients with Pseudomonas aeruginosa (P. aeruginosa); and Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection.

In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements. For example, F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc.,

Roche) markets Tamiflu® (oseltamivir phosphate) for the treatment and prevention of influenza; GlaxoSmithKline Inc. (GSK) markets Hepsera and Viread for the treatment of chronic hepatitis B in certain territories outside of the United States; GSK also markets Volibris® (ambrisentan) outside of the United States for the treatment of PAH; Astellas Pharma US, Inc. markets AmBisome for the treatment of severe fungal infections in the United States and Canada; Astellas US LLC markets Lexiscan® (regadenoson) injection in the United States for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging; Rapidscan Pharma Solutions, Inc. markets Rapiscan® (regadenoson) in certain territories outside of the United States for the inducement of pharmacological stress and/or vasodilation of the coronary vasculature strictly for purposes of diagnosing cardiovascular disease; Menarini International Operations Luxembourg SA markets Ranexa in certain territories outside of the United States for the treatment of chronic angina; and Japan Tobacco Inc. markets Truvada, Viread and Emtriva in Japan.

Business Highlights

During the first quarter of 2011, we continued to grow our business, strengthen our product portfolio and advance pipeline programs, and make strategic investments in our business. Product sales increased by 4% over the first quarter of 2010, driven by strong market demand growth across our therapeutic areas despite net price reductions taken in the United States due to healthcare reform and austerity measures in certain European countries. Excluding the impact of Tamiflu royalties which decreased due to a decline in pandemic planning initiatives worldwide, diluted earnings per share would have increased by approximately 9% for the three months ended March 31, 2011 over the same period last year.

HIV

In February 2011, we announced the refiling of our New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for the single-tablet regimen of Truvada and Tibotec Pharmaceuticals’s investigational non-nucleoside reverse transcriptase inhibitor TMC278 (rilpivirine hydrochloride) for the treatment of HIV-1 infection in adults. We had previously submitted an NDA for the single-tablet regimen of Truvada/TMC278 in 2010. In January 2011 we announced that we had received a “refuse to file” notification from the FDA requesting additional information on the analytical methodology and qualification data used to establish acceptable levels of recently identified degradants related to emtricitabine; this information was included in the refiling. On April 6, 2011, we were notified that the FDA had accepted the filing, granting it a “Priority Review” and assigning a Prescription Drug User Fee Act date of August 10, 2011.

In March 2011, we also announced the topline results of the Phase III clinical trial of our investigational antiretroviral agent elvitegravir, a novel oral HIV integrase inhibitor. The primary endpoint of this study was non-inferiority at week 48 of elvitegravir, dosed once daily, compared to raltegravir, dosed twice daily, each administered with a background regimen that includes a ritonavir-boosted protease inhibitor and a second antiretroviral agent in HIV-infected treatment-experienced patients. Responses at 48 weeks of elvitegravir met the statistical criteria of non-inferiority as compared to raltegravir based on the proportion of subjects who achieved and maintained HIV RNA levels (viral load) of less than 50 copies/mL. Discontinuation rates due to adverse events were comparable in both arms of the study.

Cardiovascular

In March 2011, we announced that the FDA had approved a change to the prescribing information for Letairis, our once-daily treatment to improve exercise ability and delay clinical worsening in PAH patients with predominantly WHO Functional Class II-III symptoms. This change removed language concerning the potential risk of liver injury from the Boxed Warning. In conjunction with this label update, PAH patients receiving Letairis are no longer required to obtain monthly liver function tests before their prescription of Letairis is sent to them. This change will help reduce the administrative burden on patients and the staff at the specialist centers who care for them.

Acquisitions and Business Development

We continue to deliver and remain focused on advancing our pipeline by capitalizing on selective opportunities consistent with our strategy towards innovative therapies in areas of unmet medical needs, which will drive both near and long-term growth.

In February 2011, we entered into an agreement to acquire Calistoga Pharmaceuticals, Inc. (Calistoga) for $375 million plus potential payments of up to $225 million based on the achievement of certain milestones. This transaction closed on April 1, 2011 at which time Calistoga became a wholly-owned subsidiary. Calistoga was a privately-held, biotechnology company based in Seattle, Washington, focused on the development of medicines to treat cancer and inflammatory diseases. The company’s portfolio of proprietary compounds selectively targeted isoforms of phosphoinositide-3 kinase (P13K). Calistoga’s lead product candidate, CAL-101, is a first-in-class specific inhibitor of the P13K delta isoform. P13K delta is preferentially expressed in leukocytes involved in a variety of inflammatory and autoimmune diseases and hematological cancers.

In March 2011, we announced the formation of a multi-year research collaboration with the Yale School of Medicine (Yale), focused on the discovery of novel cancer therapies. The research effort will initially span four years with an option to renew for up to ten years. We will provide $40 million in research support and basic science infrastructure development during the initial four-year period, and will provide a total of up to $100 million over ten years should the collaboration be extended through that timeframe. We will have the first option to license Yale inventions that result from the collaboration.

Financial Highlights

Total product sales were $1.86 billion for the first quarter of 2011, an increase of 4% over total product sales of $1.79 billion for the same period last year driven by the strong fundamentals of our business with antiviral market demand growth of 11% and 9% in the United States and Europe, respectively. While we had strong growth in product sales, our operating results for the three months ended March 31, 2011 were significantly impacted by an 80% reduction in royalty revenues compared to the three months ended March 31, 2010. This was primarily due to decreased Tamiflu sales by Roche as influenza pandemic planning initiatives worldwide declined.

For the three months ended March 31, 2011, Atripla product sales increased 7% over the same period in 2010 primarily driven by sales volume growth in both the United States and Europe, and contributed $744.5 million, or 46%, to our first quarter 2011 antiviral product sales. For the three months ended March 31, 2011, Truvada product sales increased 2% over the same period in 2010 primarily driven by sales volume growth in the United States, Europe and Latin America, and contributed $673.1 million, or 41% to our first quarter 2011 antiviral product sales. Sequentially, while market demand growth for our antiviral franchise was 4% in the United States and 1% in Europe, our product sales decreased 3% from $1.93 billion in the fourth quarter of 2010, due primarily to declines in U.S. wholesaler inventory within the contractual boundaries set by our inventory management agreements and lower levels of purchasing by certain AIDS Drug Assistance Program (ADAP) entities. Foreign currency exchange had an unfavorable impact of $3.3 million and $6.6 million on our first quarter 2011 revenues and pre-tax earnings, respectively, compared to the first quarter of 2010.

In the first quarter of 2011, product sales in the United States increased 2% compared to the same quarter in 2010, primarily driven by the continued strong market demand growth of 11% in our antiviral franchise, offset by the impacts of U.S. healthcare reform and declines in wholesaler inventory. In addition, increased demand contributed to the sales growth in our cardiovascular and respiratory franchises. Ranexa sales in the United States contributed $67.1 million to our first quarter 2011 product sales, an increase of 32% over the same period in 2010. Letairis sales in the United States contributed $62.2 million to our first quarter 2011 product sales, an increase of 12% over the same period in 2010. Also, Cayston contributed a total of $19.8 million in its fourth full quarter of sales, the majority of which was in the United States. While antiviral market demand increased by 11% in the United States, antiviral product sales decreased 2% in the first quarter of 2011 compared to the same quarter in 2010, due primarily to declines in wholesaler inventory and the impact of U.S. healthcare reform. Sequentially, while antiviral market demand growth was 4%, one of the largest gains in the past year, product sales in the United States decreased 7% quarter over quarter due to declines in wholesaler inventory and lower levels of purchasing by ADAP entities in Texas and Florida. While we have experienced lower purchasing by certain ADAP entities driven by uncertainties in the ADAP funding for fiscal year 2011, the recent announcement of a new Federal ADAP drug budget, which increased 6% over the previous year’s budget, and the release of the initial funds on April 1, 2011 has been positively welcomed by providers and advocacy groups.

In the first quarter of 2011, product sales in Europe increased 4% compared to the same quarter in 2010, due to strong continued market demand growth of our antiviral franchise partially offset by the impact of austerity measures in certain European countries. Antiviral product sales in Europe totaled $651.4 million in the first quarter of 2011, an increase of 4% compared to $623.5 million in the first quarter of 2010, driven primarily by sales of Atripla. Sequentially, antiviral product sales in Europe in the first quarter of 2011 were relatively consistent with the fourth quarter of 2010.

Our research and development (R&D) and selling, general and administrative (SG&A) expenses increased by $65.7 million, or 14%, for the three months ended March 31, 2011 compared to the same period in 2010. The increase was due primarily to the timing of reimbursements related to our collaboration with Tibotec Pharmaceuticals (Tibotec), the impact of the pharmaceutical excise tax resulting from U.S. healthcare reform, bad debt expenses associated with slower collections in southern European countries and higher headcount and expenses associated with acquisitions and ongoing growth of our business.

Cash, cash equivalents and marketable securities increased by $1.04 billion during the three months ended March 31, 2011, driven primarily by our operating cash flows of $820.5 million and proceeds of $987.4 million from the issuance of our 2021 senior unsecured notes (2021 Notes), net of related debt discount and issuance costs, partially offset by $221.1 million used to acquire Arresto Biosciences, Inc. (Arresto) and repurchases of our common stock under our stock repurchase program. Under our current three-year, $5.00 billion stock repurchase program, we repurchased $3.57 billion of our common stock through March 31, 2011. During the three months ended March 31, 2011, our total repurchase activity was $548.5 million which resulted in the repurchase and retirement of 14.0 million shares of our common stock at an average purchase price of $39.12 per share.

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

In March 2011, we issued our 2021 Notes in a registered offering for an aggregate principal amount of $1.00 billion. The 2021 Notes will mature on April 1, 2021 and pay interest at a fixed annual rate of 4.50%.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2011 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Total Revenues

Total revenues for the three months ended March 31, 2011 were $1.93 billion, compared to $2.09 billion for the same period in 2010. Included in total revenues were product sales, royalty revenues and contract and other revenues. A significant percentage of our product sales continued to be denominated in foreign currencies and we face exposure to adverse movements in foreign currency exchange rates. We used foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. Foreign currency exchange had an unfavorable impact of $3.3 million on our first quarter 2011 revenues compared to the first quarter of 2010.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands):

	Three Months Ended March 31,		Change
	2011	2010
Antiviral products:
Atripla	$744,512	$692,872	7%
Truvada	673,111	657,799	2%
Viread	168,395	180,686	(7)%
Hepsera	38,096	58,124	(34)%
Emtriva	6,576	7,156	(8)%

Total antiviral products	1,630,690	1,596,637	2%
AmBisome	78,506	77,049	2%
Letairis	62,174	55,499	12%
Ranexa	68,293	51,243	33%
Other products	23,915	7,635	213%

Total product sales	$1,863,578	$1,788,063	4%

Total product sales increased by 4% for the three months ended March 31, 2011 compared to the same period in 2010. This increase was due primarily to the growth of Atripla sales.

Antiviral Products

Antiviral product sales increased by 2% for the three months ended March 31, 2011 compared to the same period in 2010.

•	Atripla

Atripla sales increased by 7% for the three months ended March 31, 2011 compared to the same period in 2010, driven primarily by sales volume growth in the United States and Europe. Atripla sales include the efavirenz component which has a gross margin of zero. The efavirenz portion of our Atripla sales was approximately $273.9 million and $255.8 million for the three months ended March 31, 2011 and 2010, respectively. Atripla sales accounted for 46% of our total antiviral product sales for the three months ended March 31, 2011.

•	Truvada

Truvada sales increased by 2% for the three months ended March 31, 2011 compared to the same period in 2010, driven primarily by sales volume growth in the United States, Europe and Latin America. Truvada sales accounted for 41% of our total antiviral product sales for the three months ended March 31, 2011.

•	Other Antiviral Products

Other antiviral product sales, which include product sales of Viread, Hepsera and Emtriva, decreased by 13% for the three months ended March 31, 2011 compared to the same period in 2010, due primarily to decreased sales volume for Hepsera in the United States and Europe and decreased sales volume for Viread in Brazil.

AmBisome

Sales of AmBisome increased by 2% for the three months ended March 31, 2011 compared to the same period in 2010. The increase for the three months ended March 31, 2011 was due primarily to sales volume growth in Europe. AmBisome product sales in the United States and Canada relate solely to our sales of AmBisome to Astellas Pharma US, Inc. which are recorded at our manufacturing cost.

Letairis

Sales of Letairis increased by 12% for the three months ended March 31, 2011 compared to the same period in 2010, driven primarily by sales volume growth.

Ranexa

Sales of Ranexa increased by 33% for the three months ended March 31, 2011 compared to the same period in 2010, driven primarily by sales volume growth.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands):

	Three Months Ended March 31,		Change

	2011	2010
Royalty revenues	$58,665	$293,681	(80)%

Historically, our most significant source of royalty revenues has been from sales of Tamiflu by Roche. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which Tamiflu sales are recognized by Roche.

Royalty revenues for the three months ended March 31, 2011 were $58.7 million, a decrease of 80% or $235.0 million compared to the same period in 2010, due to lower Tamiflu royalties from Roche of $11.1 million in the three months ended March 31, 2011, compared to Tamiflu royalties from Roche of $246.3 million in the same period in 2010. Tamiflu royalties declined sharply in the second quarter of 2010 and continued to decline through the first quarter of 2011 due to the fulfillment of many of the existing pandemic orders from governments and corporations.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	Three Months Ended March 31,		Change
	2011	2010
Total product sales	$1,863,578	$1,788,063	4%
Cost of goods sold	$474,111	$440,430	8%
Product gross margin	75%	75%

Our product gross margin for the three months ended March 31, 2011 was 75%, consistent with our product gross margin for the same period in 2010.

Research and Development Expenses

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended March 31,		Change
	2011	2010
Research and development	$254,446	$218,664	16%

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, materials and supplies, licenses and fees, milestone payments under collaboration arrangements and overhead allocations consisting of various support and facilities-related costs.

R&D expenses for the three months ended March 31, 2011 increased by $35.8 million, or 16%, compared to the same period in 2010, due primarily to $20.2 million of R&D expense reimbursements related to our collaboration with Tibotec and an increase in other contract and professional services of $10.9 million associated with the ongoing growth of our business.

Selling, General and Administrative Expenses

The following table summarizes the period over period changes in our SG&A expenses (in thousands):

	Three Months Ended March 31,		Change
	2011	2010
Selling, general and administrative	$295,568	$265,618	11%

SG&A expenses for the three months ended March 31, 2011 increased by $30.0 million, or 11%, compared to the same period in 2010. This was due primarily to a $12.2 million increase in compensation and benefits expenses related to higher headcount to support our expanding commercial activities, $11.8 million of estimated pharmaceutical excise tax charges resulting from U.S. healthcare reform, a $10.6 million increase in contract and professional services expenses and a $7.7 million increase in bad debt expenses associated with slower collections in southern European countries. These increases were partially offset by a $12.2 million decrease in expenses related to our 2010 restructuring activities which were comprised primarily of lease termination costs.

Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2011 decreased by $1.8 million compared to the same period in 2010, due primarily to an unfavorable net foreign currency exchange impact.

Interest Expense

Interest expense for the three months ended March 31, 2011 increased by $24.3 million compared to the same period in 2010, due primarily to the issuance of our convertible senior notes for $2.46 billion, net of issuance costs, in July 2010. We expect interest expense to continue to increase as a result of the issuance of our 2021 Notes for $987.4 million, net of related debt discount and issuance costs, in March 2011.

Provision for Income Taxes

Our provision for income taxes was $227.3 million for the three months ended March 31, 2011 compared to $307.7 million for the three months ended March 31, 2010. Our effective tax rate was 26.0% for the three months ended March 31, 2011 compared to our effective tax rate of 26.5% for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 was lower than the effective tax rate for the three months ended March 31, 2010 as a result of the federal research tax credit and lower state taxes partially offset by our portion of the non-tax deductible pharmaceutical excise tax.

The effective tax rate for the three months ended March 31, 2011 differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside of the United States, partially offset by state taxes and our portion of the non-tax deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of March 31, 2011	As of December 31, 2010
Cash, cash equivalents and marketable securities	$6,356,298	$5,318,071
Working capital	$4,082,367	$3,243,132

	Three Months Ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$820,542	$670,569
Investing activities	$(300,381)	$(1,068,778)
Financing activities	$485,110	$16,032

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $6.36 billion at March 31, 2011, an increase of $1.04 billion or 20% from December 31, 2010. This increase was primarily attributable to net cash provided by operations of $820.5 million and $987.4 million of net proceeds from the issuance of our 2021 Notes, partially offset by $221.1 million used to acquire Arresto and $548.7 million used to repurchase common stock under our stock repurchase program, including commissions.

Working Capital

Working capital was $4.08 billion at March 31, 2011, an increase of $839.2 million or 26% from working capital as of December 31, 2010. This increase was primarily attributable to:

•	an increase of $912.6 million in cash, cash equivalents and short-term marketable securities; and

•	an increase of $179.2 million in accounts receivable, net, primarily driven by slower collections in southern European countries.

This increase was partially offset by:

•	an increase of $178.6 million in accounts payable, due primarily to the purchases of efavirenz from Bristol-Myers Squibb Company.

Cash Provided by Operating Activities

Cash provided by operating activities of $820.5 million for the three months ended March 31, 2011 primarily related to net income of $647.3 million, adjusted for non-cash items such as $80.9 million of depreciation and amortization expenses, $49.5 million of stock-based compensation expenses, $12.1 million of tax benefits from employee stock plans and $31.7 million of net cash inflow related to changes in operating assets and liabilities. This was partially offset by $14.3 million of excess tax benefits from stock option exercises which we reclassified to cash provided by financing activities.

Cash provided by operating activities of $670.6 million for the three months ended March 31, 2010 primarily related to net income of $852.1 million, adjusted for non-cash items such as $60.1 million of depreciation and amortization expenses, $46.8 million of stock-based compensation expenses and $51.7 million of tax benefits from employee stock plans. This was partially offset by $323.8 million of net cash outflow related to changes in operating assets and liabilities and $49.8 million of excess tax benefits from stock option exercises which we reclassified to cash provided by financing activities.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2011 was $300.4 million, consisting of a net use of $64.4 million in purchases of marketable securities, $221.1 million used in our acquisition of Arresto and $14.9 million of capital expenditures.

Cash used in investing activities for the three months ended March 31, 2010 was $1.07 billion, consisting of a net use of $1.06 billion in purchases of marketable securities and $11.7 million of capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2011 was $485.1 million, driven primarily by the $987.4 million of net proceeds from the issuance of our 2021 Notes, partially offset by $548.7 million in cash used to repurchase our common stock under our stock repurchase program, including commissions.

Cash provided by financing activities for the three months ended March 31, 2010 was $16.0 million, driven primarily by $103.4 million of proceeds from issuances of common stock under our employee stock plans, $49.8 million of excess tax benefits from stock option exercises and $25.4 million of distributions from our noncontrolling interest, partially offset by $162.5 million in cash used to repurchase our common stock under our stock repurchase program, including commissions.

Other Information

Under our current three-year, $5.00 billion stock repurchase program authorized by our Board in May 2010, we repurchased $3.57 billion of our common stock through March 31, 2011. As of March 31, 2011, the remaining authorized amount of stock repurchases that may be made under our $5.00 billion repurchase program was $1.43 billion. During the three months ended March 31, 2011, our total repurchase activity was $548.5 million which resulted in the repurchase and retirement of 14.0 million shares of our common stock at an average purchase price of $39.12 per share.

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

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. The credit agreement will terminate in December

2012 and all unpaid borrowings thereunder shall be due and payable at that time. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part without penalty, subject to certain conditions. As of March 31, 2011, approximately $1.25 billion was available to be drawn down under this credit agreement.

In March 2011, we issued the 2021 Notes in a registered offering for an aggregate principal amount of $1.00 billion. The 2021 Notes will mature on April 1, 2021 and pay interest at a fixed annual rate of 4.50%.

On May 1, 2011, our convertible senior notes due in 2011 matured. We will repay an aggregate principal balance of $650.0 million.

We believe that our existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our capital needs for the foreseeable future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2011 that are of significance to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

A portion of our marketable securities consist of auction rate securities. In 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program and are over-collateralized. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.23% to 1.11%. As of March 31, 2011, our auction rate securities continued to earn interest.

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

In 2010, we agreed to settle a portion of our outstanding accounts receivable with the Greek government in zero-coupon bonds issued by the Greek government. As of March 31, 2011, we have received substantially all of the bonds. Currently, these bonds trade infrequently on the open market at a substantial discount to the face value. We believe we will be able to hold these securities until maturity. As a result, we do not anticipate that the illiquidity of these securities will have a material effect on our cash requirements or working capital.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2011 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2011.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and F. Hoffmann-La Roche Ltd. filed a lawsuit in U.S. District Court in New Jersey and Delaware against Natco for infringement of the patent associated with Tamiflu.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products prior to the expiration date of those patents.

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

We are currently dependent on sales of our products for the treatment of HIV infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the quarter ended March 31, 2011, Atripla and Truvada product sales together were $1.42 billion, or 74% of our total revenues. We may not be able to maintain or sustain the growth rate of sales of our HIV products, especially Atripla and Truvada, for any number of reasons including, but not limited to, the following:

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

If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with idiopathic pulmonary fibrosis. In April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of CF in patients with Burkholderia spp. In addition, our new drug application (NDA) for the single-tablet regimen of Truvada and Tibotec Pharmaceuticals’s investigational TMC278 for the treatment of HIV-1 infection in adults, which we re-filed in February 2011 in response to a “refuse to file” notification from the FDA requesting additional information, may not be approved by the U.S. Food and Drug Administration (FDA). Further, even if marketing approval is granted, the product label negotiated with the FDA could limit the uptake of the product by patients.

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

•	we are required to extend rebates to patients receiving our products through Medicaid managed care organizations;

•	we are required to provide a 50% discount on products sold to patients while they are in the Medicare Part D “donut hole;” and

•

we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax), calculated based on select government sales during the 2010 calendar year as a percentage of total industry government sales.

For 2011, excluding the impact of the new pharmaceutical excise tax, we estimate that the impact of healthcare reform on product sales will be approximately 5-6% of our U.S. net product sales.

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

A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In addition, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. Given the current economic downturn, we have started to see and may continue to see a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida’s ADAP into industry-supported patient assistance programs. In recent quarters, we have also seen an increase in the number of patients on ADAP wait lists. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment.

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

In the quarter ended March 31, 2011, approximately 83% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2010, our wholesalers increased their inventory levels for our antiviral products. In the first quarter of 2011, our wholesalers drew down on their inventory such that inventory levels for our antiviral products moved to the lower end of the contractual boundaries set by our inventory management agreements. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

In addition, the non-retail sector in the United States, which includes government institutions, including state ADAPs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. For example, in the first quarter of 2011, non-retail purchases, driven by certain state ADAPs, were lower as a percentage of their federal ADAP fiscal year purchases compared to the first quarters of 2009 and 2010. We believe this decrease was driven by uncertainty regarding the amount and availability of the federal ADAP budget for 2011-2012 and the lack of sufficient state funding. Federal and state budget pressures, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand. As a result, we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future.

In light of the global economic downturn and budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some purchasers to reduce inventory of our products in the distribution channels, and in some cases, even at the patient level, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.

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

For example, lamivudine, marketed by this joint venture, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of both Atripla and Truvada. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States and we expect to see generic lamivudine in the United States in the near future. Generic lamivudine has been available in Spain since March 2010 and is now also available in Portugal. We expect that generic versions of lamivudine will be launched in other countries within the European Union.

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

Our product Letairis, which was approved by the FDA in June 2007, is a member of a class of compounds called endothelin receptor antagonists (ERAs) which pose specific risks, including serious risks of birth defects. Because of these risks, Letairis is available only through the Letairis Education and Access Program (LEAP), a restricted distribution program intended to help physicians and patients learn about the risks associated with the product and assure appropriate use of the product. As the product is used by additional patients, we may discover new risks associated with Letairis which may result in changes to the distribution program and additional restrictions on the use of Letairis which may decrease demand for the product.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with idiopathic pulmonary fibrosis and, in April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of CF in patients with Burkholderia spp. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including elvitegravir, our novel HIV integrase inhibitor for the treatment of HIV infection; and the fixed-dose regimen of elvitegravir, cobicistat and Truvada for the treatment of HIV in treatment-naïve patients; each currently in Phase 3 clinical trials that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

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

We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with BMS for Atripla in the United States, Europe and Canada; F. Hoffmann-La Roche Ltd. (together with Hoffmann-La Roche Inc., Roche) for Tamiflu worldwide; and GSK for ambrisentan in territories outside of the United States. In some countries, we rely on international distributors for sales of Truvada, Viread, Hepsera, Emtriva and AmBisome. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that:

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

We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. Patent applications are confidential for a period of time before a patent is issued. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our products. In addition, if competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are unpredictable and expensive, such that, even if we are ultimately successful, our results of operations may be adversely affected by such events.

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

Although we were successful in responding to the PTO actions in the instance above, similar organizations may still challenge our patents in foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir disoproxil fumarate in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir disoproxil fumarate we have filed in Brazil. We then filed an appeal within the patent authority responding to the questions raised in the rejection. In July 2009, the Brazilian patent authority again rejected the application. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. We cannot predict the outcome of this proceeding on our tenofovir disoproxil fumarate patent application. If we are unsuccessful in our appeal to the courts of the decision by the patent authority, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil. In 2010, the Brazilian government purchased approximately $50 million of our HIV products. We are aware of applications from two generic companies to sell a generic version of Viread in Brazil, one of which has received approval from the Brazilian Health Ministry. If one or both of these generic applicants are able to compete for this contract for 2011, we would not expect the Brazilian government to purchase any of our HIV products in 2011.

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

Patents do not cover the ranolazine compound, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained release formulation of ranolazine would achieve therapeutic plasma levels, patents were obtained on those formulations and the characteristic plasma levels they achieve. Patents do not cover the active ingredients in AmBisome. In addition, we do not have patent filings in China or certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. Asia is a major market for therapies for hepatitis B, the indication for which Hepsera has been developed.

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

In February 2011, we received notice that Natco Pharma Limited (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and Roche filed a lawsuit against Natco for infringement of the patent associated with Tamiflu.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products prior to the expiration date of those patents.

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

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in an increase in days sales outstanding due to the average length of time that we have accounts receivable outstanding. Our accounts receivable in these countries totaled approximately $1.06 billion as of March 31, 2011, of which $525.7 million was more than 120 days past due based on contractual payment terms. As a result of the fiscal and debt crises in these countries, the number of days our invoices are past due has continued to increase in line with that being experienced by other pharmaceutical companies that are also selling directly to hospitals. Historically, receivables balances with certain publicly-owned hospitals accumulate over a period of time and are then subsequently settled as large lump sum payments. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected. For example, as of March 31, 2011, the Greek government settled the majority of its outstanding receivables subject to the bond settlement, totaling $88.5 million, with zero-coupon bonds that trade at a discount to face value. Our allowance for doubtful accounts was adequate to cover the exposure related to the discount on these bonds. In Spain, Italy and Portugal we are actively pursuing collection of the overdue receivables and taking action as necessary to enforce our legal right to payment.

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

In February 2011, we received notice that Natco submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and Roche filed a lawsuit against Natco for infringement of the patent associated with Tamiflu.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products prior to the expiration date of those patents.

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

In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. If we are unable to successfully appeal the decision by the patent authority in the courts, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil. In 2010, the Brazilian government purchased approximately $50 million of our HIV products. Further, we are aware of applications from two generic companies to sell a generic version of Viread in Brazil, one of which has received approval from the Brazilian Health Ministry. If one or both of these generic applicants are able to compete for this contract for 2011, we would not expect the Brazilian government to purchase any of our HIV products in 2011.

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

Changes in royalty revenue disproportionately affect our pre-tax income, earnings per share and gross margins.

A portion of our revenues is derived from royalty revenues recognized from collaboration agreements with third parties. Royalty revenues impact our pre-tax income, earnings per share and gross margins disproportionately more than their contributions to our revenues. Any increase or decrease to our royalty revenue could be material and could significantly impact our operating results. For example, we recognized $386.5 million in royalty revenue for the year ended December 31, 2010 related to royalties received from sales of Tamiflu by F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche). Although such royalty revenue represented approximately 5% of our total revenues in 2010, it represented approximately 10% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Tamiflu royalties increased sharply in 2009 and the first quarter of 2010 primarily as a result of pandemic planning initiatives worldwide. Tamiflu royalties declined sharply in the second quarter of 2010 and continued to decline through the first quarter of 2011 due to the fulfillment of many of the existing pandemic orders from governments and corporations.

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

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, our portion of the non-tax deductible pharmaceutical excise tax that we will be required to pay in August 2011 as a result of the enactment of U.S. healthcare reform legislation, the accounting for stock options and other share-based payments, mergers and acquisitions, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our net income.

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

Under our current three-year, $5.00 billion stock repurchase program authorized by our Board in May 2010, we repurchased $3.57 billion of our common stock through March 31, 2011. As of March 31, 2011, the remaining authorized amount of stock repurchases that may be made under our $5.00 billion repurchase program was $1.43 billion. During the three months ended March 31, 2011, our total repurchase activity was $548.5 million which resulted in the repurchase and retirement of 14.0 million shares of our common stock at an average purchase price of $39.12 per share.

In January 2011, our Board authorized an additional three-year, $5.00 billion stock repurchase program which will commence upon the completion of our existing program authorized in May 2010.

The table below summarizes our stock repurchase activity for the three months ended March 31, 2011 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2011	5,530		$37.96	5,526		$1,769,419
February 1 – February 28, 2011	4,041		$38.72	3,957		$1,616,219
March 1 – March 31, 2011	4,671		$40.88	4,538		$1,430,700

Total	14,242	(1)	$39.12	14,021	(1)

(1)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1	Underwriting Agreement, dated March 23, 2011, among Registrant and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters name in Schedule 1 thereto.

(2)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

±+(3)	2.2	Agreement and Plan of Merger among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc., dated as of June 23, 2010

≠+(4)	2.3	Agreement and Plan of Merger among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc., dated as of December 19, 2010

‡+	2.4	Agreement and Plan of Merger among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited, Calistoga Pharmaceuticals, Inc. and Shareholder Representative Services LLC, as Stockholders’ Agent, dated as of February 21, 2011

+	2.5	Amendment No. 1 to the Agreement and Plan of Merger, entered into as of March 24, 2011

(5)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 8, 2008

(6)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(8)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(9)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(10)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(11)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(12)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(12)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(13)	4.7	Indenture related to the Convertible Senior Notes, due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

Exhibit Footnote	Exhibit Number	Description of Document
(13)	4.8	Indenture related to the Convertible Senior Notes, due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(14)	4.9	Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.10	First Supplemental Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.11	Form of Note (included in Exhibit 4.10 above)

(15)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(15)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(16)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(15)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(4)	10.7	Amendment No. 1 to Amended and Restated Credit Agreement and Limited Consent and Waiver dated as of June 3, 2009, among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders

(4)	10.8	Amendment No. 2 to Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders, dated December 22, 2010

(3)	10.9	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(3)	10.10	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(3)	10.11	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.
(3)	10.12	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(3)	10.13	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

Exhibit Footnote	Exhibit Number	Description of Document
(3)	10.14	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(3)	10.15	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(3)	10.16	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.17	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.18	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.19	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.20	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.21	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(17)	10.22	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(17)	10.23	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(17)	10.24	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.25	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.26	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.27	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.28	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.29	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.
(17)	10.30	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.31	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

Exhibit Footnote	Exhibit Number	Description of Document
(17)	10.32	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(18)	10.33	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(19)	10.34	Form of option agreements used under the 1991 Stock Option Plan

*(18)	10.35	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(20)	10.36	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(21)	10.37	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(22)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(23)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(24)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(25)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*	10.42	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(22)	10.43	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(23)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(23)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(24)	10.46	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(24)	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(24)	10.48	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)
*(26)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(27)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

*(24)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

Exhibit Footnote	Exhibit Number	Description of Document
*(25)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(28)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(24)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(29)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

*	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(25)	10.58	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(30)	10.59	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(31)	10.60	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(31)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(31)	10.62	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(32)	10.63	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(25)	10.64	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(22)	10.65	Gilead Sciences, Inc. Corporate Bonus Plan

*(22)	10.66	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(33)	10.67	2011 Base Salaries for the Named Executive Officers

*(34)	10.68	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(19)	10.69	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers
*(19)	10.70	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(25)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(35)	10.72	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

Exhibit Footnote	Exhibit Number	Description of Document
+(23)	10.73	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(36)	10.74	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(37)	10.75	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(35)	10.76	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.77	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(38)	10.78	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(38)	10.79	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(40)	10.80	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(40)	10.81	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(41)	10.82	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(42)	10.83	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(42)	10.84	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996
+(43)	10.85	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(43)	10.86	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(44)	10.87	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

Exhibit Footnote	Exhibit Number	Description of Document
+(45)	10.88	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(46)	10.89	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(40)	10.90	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(47)	10.91	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(32)	10.92	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+	10.93	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

+(4)	10.94	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(38)	10.95	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(15)	10.96	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

+(3)	10.97	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(32)	10.98	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 28, 2011, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(33)	Information is included in Registrant’s Current Report on Form 8-K filed on January 25, 2011, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(37)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(40)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(41)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(42)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(43)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(44)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(45)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.
(46)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(47)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

±

The Agreement and Plan of Merger (the CGI Merger Agreement) contains representations and warranties of Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the CGI Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the

CGI Merger Agreement and have been used for the purpose of allocating risk among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. rather than establishing matters as facts.
≠	The Agreement and Plan of Merger (the Arresto Merger Agreement) contains representations and warranties of Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Arresto Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Arresto Merger Agreement and have been used for the purpose of allocating risk among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. rather than establishing matters as facts.
‡	The Agreement and Plan of Merger (the Calistoga Merger Agreement) contains representations and warranties of Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Calistoga Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Calistoga Merger Agreement and have been used for the purpose of allocating risk among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. rather than establishing matters as facts.
*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: May 9, 2011	/S/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	/S/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1	Underwriting Agreement, dated March 23, 2011, among Registrant and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters name in Schedule 1 thereto.

(2)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

±+(3)	2.2	Agreement and Plan of Merger among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc., dated as of June 23, 2010

≠+(4)	2.3	Agreement and Plan of Merger among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc., dated as of December 19, 2010

‡+	2.4	Agreement and Plan of Merger among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited, Calistoga Pharmaceuticals, Inc. and Shareholder Representative Services LLC, as Stockholders’ Agent, dated as of February 21, 2011

+	2.5	Amendment No. 1 to the Agreement and Plan of Merger, entered into as of March 24, 2011

(5)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 8, 2008

(6)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(8)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(9)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(10)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(11)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(12)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(12)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(13)	4.7	Indenture related to the Convertible Senior Notes, due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

Exhibit Footnote	Exhibit Number	Description of Document
(13)	4.8	Indenture related to the Convertible Senior Notes, due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(14)	4.9	Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.10	First Supplemental Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.11	Form of Note (included in Exhibit 4.10 above)

(15)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(15)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(16)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(15)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(4)	10.7	Amendment No. 1 to Amended and Restated Credit Agreement and Limited Consent and Waiver dated as of June 3, 2009, among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders

(4)	10.8	Amendment No. 2 to Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders, dated December 22, 2010

(3)	10.9	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(3)	10.10	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(3)	10.11	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(3)	10.12	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

Exhibit Footnote	Exhibit Number	Description of Document
(3)	10.13	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(3)	10.14	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(3)	10.15	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(3)	10.16	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.17	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.18	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.19	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.20	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.21	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(17)	10.22	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(17)	10.23	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(17)	10.24	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.25	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.26	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.27	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.28	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.29	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.30	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

Exhibit Footnote	Exhibit Number	Description of Document
(17)	10.31	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.32	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(18)	10.33	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(19)	10.34	Form of option agreements used under the 1991 Stock Option Plan

*(18)	10.35	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(20)	10.36	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(21)	10.37	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(22)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(23)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(24)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(25)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*	10.42	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(22)	10.43	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(23)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(23)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(24)	10.46	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(24)	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(24)	10.48	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(26)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

Exhibit Footnote	Exhibit Number	Description of Document
*(27)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

*(24)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(25)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(28)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(24)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(29)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

*	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(25)	10.58	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(30)	10.59	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(31)	10.60	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(31)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(31)	10.62	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(32)	10.63	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(25)	10.64	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(22)	10.65	Gilead Sciences, Inc. Corporate Bonus Plan

*(22)	10.66	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(33)	10.67	2011 Base Salaries for the Named Executive Officers

*(34)	10.68	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(19)	10.69	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(19)	10.70	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

Exhibit Footnote	Exhibit Number	Description of Document
*(25)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(35)	10.72	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(23)	10.73	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(36)	10.74	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(37)	10.75	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(35)	10.76	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.77	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(38)	10.78	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(38)	10.79	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(40)	10.80	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(40)	10.81	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(41)	10.82	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(42)	10.83	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(42)	10.84	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(43)	10.85	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

Exhibit Footnote	Exhibit Number	Description of Document
(43)	10.86	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(44)	10.87	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+(45)	10.88	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(46)	10.89	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(40)	10.90	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(47)	10.91	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(32)	10.92	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+	10.93	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

+(4)	10.94	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(38)	10.95	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(15)	10.96	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

+(3)	10.97	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(32)	10.98	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

Exhibit Footnote	Exhibit Number	Description of Document
	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 28, 2011, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(33)	Information is included in Registrant’s Current Report on Form 8-K filed on January 25, 2011, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(37)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(40)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(41)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(42)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(43)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(44)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(45)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.
(46)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(47)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

±	The Agreement and Plan of Merger (the CGI Merger Agreement) contains representations and warranties of Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the CGI Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the CGI Merger Agreement and have been used for the purpose of allocating risk among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. rather than establishing matters as facts.
≠	The Agreement and Plan of Merger (the Arresto Merger Agreement) contains representations and warranties of Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Arresto Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Arresto Merger Agreement and have been used for the purpose of allocating risk among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. rather than establishing matters as facts.
‡	The Agreement and Plan of Merger (the Calistoga Merger Agreement) contains representations and warranties of Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Calistoga Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Calistoga Merger Agreement and have been used for the purpose of allocating risk among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. rather than establishing matters as facts.
*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.