Form 10-Q
period 2011-06-30
GILEAD SCIENCES INC
filed 2011-08-05
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 29, 2011: 771,455,146

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, TRUVADA®, VIREAD®, HEPSERA®, AMBISOME®, EMTRIVA®, VISTIDE®, LETAIRIS®, VOLIBRIS®, RANEXA®, CAYSTON® and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. EDURANT® is a registered trademark belonging to Johnson & Johnson. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$905,779	$907,879
Short-term marketable securities	1,364,539	1,190,789
Accounts receivable, net	1,938,645	1,621,966
Inventories	1,321,615	1,203,809
Deferred tax assets	277,611	279,339
Prepaid taxes	241,698	320,424
Prepaid expenses	84,140	67,632
Other current assets	85,018	116,244

Total current assets	6,219,045	5,708,082
Property, plant and equipment, net	721,884	701,235
Noncurrent portion of prepaid royalties	189,271	203,790
Noncurrent deferred tax assets	87,168	153,379
Long-term marketable securities	3,228,994	3,219,403
Intangible assets	2,128,410	1,425,592
Other noncurrent assets	119,368	181,149

Total assets	$12,694,140	$11,592,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,102,319	$803,025
Accrued government rebates	384,284	325,018
Accrued compensation and employee benefits	129,989	147,632
Income taxes payable	5,438	1,862
Other accrued liabilities	618,223	437,893
Deferred revenues	63,243	103,175
Current portion of long-term debt and other obligations, net	7,345	646,345

Total current liabilities	2,310,841	2,464,950
Long-term deferred revenues	27,706	32,844
Long-term debt, net	3,870,846	2,838,573
Long-term income taxes payable	117,025	107,025
Other long-term obligations	156,391	27,401
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 776,405 and 801,998 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	777	802
Additional paid-in capital	4,783,439	4,648,286
Accumulated other comprehensive income (loss)	(133,279)	30,911
Retained earnings	1,395,908	1,183,730

Total Gilead stockholders’ equity	6,046,845	5,863,729
Noncontrolling interest	164,486	258,108

Total stockholders’ equity	6,211,331	6,121,837

Total liabilities and stockholders’ equity	$12,694,140	$11,592,630

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$2,039,588	$1,806,061	$3,903,166	$3,594,124
Royalty revenues	94,321	117,790	152,986	411,471
Contract and other revenues	3,344	3,373	7,195	7,482

Total revenues	2,137,253	1,927,224	4,063,347	4,013,077

Costs and expenses:
Cost of goods sold	533,863	455,525	1,007,974	895,955
Research and development	282,403	231,066	536,849	449,730
Selling, general and administrative	304,269	248,006	599,837	513,624

Total costs and expenses	1,120,535	934,597	2,144,660	1,859,309

Income from operations	1,016,718	992,627	1,918,687	2,153,768
Interest and other income, net	11,978	18,285	25,810	33,930
Interest expense	(46,107)	(17,764)	(87,323)	(34,719)

Income before provision for income taxes	982,589	993,148	1,857,174	2,152,979
Provision for income taxes	240,130	284,021	467,412	591,758

Net income	742,459	709,127	1,389,762	1,561,221
Net loss attributable to noncontrolling interest	3,768	2,934	7,606	5,741

Net income attributable to Gilead	$746,227	$712,061	$1,397,368	$1,566,962

Net income per share attributable to Gilead common stockholders—basic	$0.95	$0.81	$1.77	$1.76

Shares used in per share calculation—basic	784,807	881,802	790,430	891,649

Net income per share attributable to Gilead common stockholders—diluted	$0.93	$0.79	$1.73	$1.71

Shares used in per share calculation—diluted	800,800	898,753	806,462	913,819

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net income	$1,389,762	$1,561,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	36,030	33,386
Amortization expense	119,776	85,521
Stock-based compensation expenses	99,595	94,888
Excess tax benefits from stock-based compensation	(20,298)	(60,689)
Tax benefits from employee stock plans	17,796	62,722
Deferred income taxes	40,008	29,896
Other non-cash transactions	6,150	3,683
Changes in operating assets and liabilities:
Accounts receivable, net	(221,966)	(242,381)
Inventories	(114,644)	(317,543)
Prepaid expenses and other assets	10,884	299
Accounts payable	295,648	262,262
Income taxes payable	51,585	(164,847)
Accrued liabilities	98,541	31,091
Deferred revenues	(45,070)	(9,861)

Net cash provided by operating activities	1,763,797	1,369,648

Investing Activities:
Purchases of marketable securities	(2,714,090)	(2,016,151)
Proceeds from sales of marketable securities	2,225,064	1,601,656
Proceeds from maturities of marketable securities	348,968	306,406
Acquisitions, net of cash acquired	(588,608)	—
Capital expenditures and other	(41,505)	(27,717)

Net cash used in investing activities	(770,171)	(135,806)

Financing Activities:
Proceeds from issuances of senior notes, net of issuance costs	987,370	—
Proceeds from issuances of common stock	115,912	144,291
Proceeds from credit facility	—	500,000
Repurchases of common stock	(1,272,862)	(1,854,081)
Repayment of convertible senior notes	(649,987)	—
Repayments of other long-term obligations	(1,567)	(5,556)
Excess tax benefits from stock-based compensation	20,298	60,689
Distributions (to) from noncontrolling interest	(86,016)	5,153

Net cash used in financing activities	(886,852)	(1,149,504)

Effect of exchange rate changes on cash	(108,874)	125,343

Net change in cash and cash equivalents	(2,100)	209,681
Cash and cash equivalents at beginning of period	907,879	1,272,958

Cash and cash equivalents at end of period	$905,779	$1,482,639

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

Because the principal amount of the Convertible Notes is settled in cash, only the conversion spread relating to the Convertible Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the Convertible Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion prices of approximately $38.75, $38.10, $45.08 and $45.41 for the 2011 Notes, 2013 Notes, 2014 Notes and 2016 Notes, respectively.

In May 2011, our 2011 Notes matured and as a result, we have only included their impact for the period they were outstanding on our net income per share calculations for the three and six months ended June 30, 2011. Warrants related to our 2011 Notes remained outstanding at June 30, 2011 and we have included their full impact on our net income per share calculations for the three and six months ended June 30, 2011. The warrants related to our 2011 Notes will expire in August 2011.

During the three and six months ended June 30, 2011 and 2010, the average market prices of our common stock exceeded the conversion prices of the 2011 Notes and the 2013 Notes and the dilutive effects are included in the accompanying table. During the three and six months ended June 30, 2011, the average market prices of our common stock did not exceed the conversion prices of the 2014 Notes and 2016 Notes, which were issued in July 2010, and therefore did not have a dilutive effect on our net income per share for those periods.

Warrants relating to the 2011 Notes, 2013 Notes, 2014 Notes and 2016 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80, $53.90, $56.76 and $60.10, respectively. The average market prices of our common stock during each of the three and six months ended June 30, 2011 and 2010 did not exceed the warrants’ exercise prices relating to any of the Convertible Notes; therefore, these warrants did not have a dilutive effect on our net income per share for those periods.

Stock options to purchase approximately 21.6 million and 21.8 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2011, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive. Stock options to purchase approximately 23.4 million and 19.5 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2010, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Gilead	$746,227	$712,061	$1,397,368	$1,566,962

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	784,807	881,802	790,430	891,649
Effect of dilutive securities:
Stock options and equivalents	14,461	16,503	14,817	18,746
Conversion spread related to the 2011 Notes	432	81	402	1,568
Conversion spread related to the 2013 Notes	1,100	367	813	1,856

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	800,800	898,753	806,462	913,819

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

We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to its existing standard for fair value measurement to achieve common guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. In addition, the amended standard revises certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting. The updated standard is effective for us beginning in the first quarter of 2012. Early adoption is not permitted. The adoption of these amendments is not expected to have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued an update to an existing standard for comprehensive income to make the presentation of items within other comprehensive income (OCI) more prominent. The updated standard prohibits the current presentation of OCI in the statement of stockholders’ equity and instead, provides public companies the option of presenting OCI in a continuous statement of comprehensive income or two separate consecutive statements. Additionally, the update requires that reclassification adjustments be displayed on the face of the financial statements where OCI is reported. The updated standard is effective for us beginning in the first quarter of 2012; however, early adoption is permitted and prior-year information would need to be presented in accordance with the requirements of the updated standard. Upon adoption, the updated standard will impact the presentation of our Condensed Consolidated Financial Statements; however, it will have no impact on our financial position or results of operations.

2. FAIR VALUE MEASUREMENTS

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable, and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. The carrying value and fair value of the Convertible Notes were $2.88 billion and $3.62 billion, respectively, as of June 30, 2011. The carrying value and fair value of the Convertible Notes were

$3.48 billion and $3.97 billion, respectively, as of December 31, 2010. In March 2011, we issued senior unsecured notes due in 2021 (2021 Notes) in a registered offering for an aggregate principal amount of $1.00 billion. The carrying value and fair value of the 2021 Notes were $991.6 million and $1.01 billion, respectively, as of June 30, 2011. The fair value of the Convertible Notes and 2021 Notes were based on their quoted market values.

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

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and classification by level of input within the fair value hierarchy defined above (in thousands):

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$1,321,543	$—	$—	$1,321,543	$1,355,437	$—	$—	$1,355,437
Money market funds	236,033	—	—	236,033	520,063	—	—	520,063
U.S. government agencies and FDIC guaranteed securities	—	1,018,855	—	1,018,855	—	1,296,110	—	1,296,110
Municipal debt securities	—	24,574	—	24,574	—	17,625	—	17,625
Non-U.S. government securities	—	218,626	45,756	264,382	—	278,610	9,594	288,204
Corporate debt securities	—	1,663,520	—	1,663,520	—	1,119,254	—	1,119,254
Residential mortgage and asset-backed securities	—	311,009	—	311,009	—	277,043	—	277,043
Student loan-backed securities	—	—	58,389	58,389	—	—	70,771	70,771

Total debt securities	1,557,576	3,236,584	104,145	4,898,305	1,875,500	2,988,642	80,365	4,944,507
Equity securities	8,302	—	—	8,302	4,631	—	—	4,631
Derivatives	—	2,214	—	2,214	—	64,461	—	64,461

	$1,565,878	$3,238,798	$104,145	$4,908,821	$1,880,131	$3,053,103	$80,365	$5,013,599

Liabilities:
Contingent consideration	$—	$—	$126,690	$126,690	$—	$—	$11,100	$11,100
Derivatives	—	140,335	—	140,335	—	38,553	—	38,553

	$—	$140,335	$126,690	$267,025	$—	$38,553	$11,100	$49,653

Marketable securities, measured at fair value using Level 2 inputs, are primarily comprised of U.S. government-sponsored entity and corporate debt securities. We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

The following table is a reconciliation of marketable securities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$116,823	$105,587	$80,365	$105,662
Total realized and unrealized gains (losses) included in:
Interest and other income, net	1,624	115	2,871	115
Other comprehensive income, net	(7,853)	907	(5,694)	1,767
Sales of marketable securities	(6,450)	(12,547)	(27,280)	(13,482)
Transfers into Level 3	1	—	53,883	—

Balance, end of period	$104,145	$94,062	$104,145	$94,062

Total losses included in interest and other income, net attributable to the change in unrealized losses relating to assets still held at the reporting date	$—	$—	$—	$—

Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.

Marketable securities, measured at fair value using Level 3 inputs, are comprised of auction rate securities and Greek government-issued bonds within our available-for-sale investment portfolio. The underlying assets of our auction rate securities consist of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of three to seven years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed and other fixed income securities, adjusted for an illiquidity discount. This resulted in an annual discount rate of 2.13%. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.16% to 1.09%. As of June 30, 2011, our auction rate securities continued to earn interest. Although there continued to be failed auctions as well as lack of market activity and liquidity, we believe we had no other-than-temporary impairments on these securities as of June 30, 2011 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

In 2010, the Greek government agreed to settle the majority of its aged outstanding accounts receivable with zero-coupon bonds, which were expected to trade at a discount to face value. As of June 30, 2011, we received a total of $63.5 million in bonds, of which $53.9 million comprise the balance of transfers into Level 3 during the first six months of 2011. We have measured the fair value of the Greek zero-coupon bonds using Level 3 inputs due to the current lack of market activity and liquidity. The discount rates used in our fair value model for these bonds were based on credit default swap rates. We have the ability and intent to hold these bonds until maturity. Therefore, we believe we had no other-than-temporary impairments on these investments as of June 30, 2011.

As of June 30, 2011, our auction rate securities and Greek government-issued bonds were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheet. As of December 31, 2010, our auction rate securities and substantially all of our Greek government-issued bonds were recorded in long-term marketable securities on our Consolidated Balance Sheet.

As of June 30, 2011, we had contingent consideration liabilities totaling $126.7 million. These liabilities were incurred as a result of our acquisitions of CGI Pharmaceuticals, Inc. (CGI) in July 2010, Arresto Biosciences, Inc. (Arresto) in January 2011 and Calistoga Pharmaceuticals, Inc. (Calistoga) in April 2011. The fair value measurements of contingent consideration obligations are based on significant unobservable inputs, and accordingly, such amounts are considered Level 3 measurements. The majority of our contingent consideration liabilities is related to our acquisition of Calistoga. The estimated fair value of the contingent consideration liabilities for the Calistoga acquisition was based on the probability of technical and regulatory success to achieve each of the milestone events at the expected dates and the present value of the total earnout amount. We estimated the fair value using a discount rate of 8.00%. For the three and six months ended June 30, 2011, changes in the fair values of our contingent consideration liabilities were not significant. See Note 5 for a description of our acquisitions.

3. AVAILABLE-FOR-SALE SECURITIES

The following table is a summary of available-for-sale debt and equity securities recorded in cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011
Debt securities:
U.S. treasury securities	$1,313,550	$8,166	$(173)	$1,321,543
Money market funds	236,033	—	—	236,033
U.S. government agencies and FDIC guaranteed securities	1,009,079	9,781	(5)	1,018,855
Municipal debt securities	24,422	161	(9)	24,574
Non-U.S. government securities	274,033	1,872	(11,523)	264,382
Corporate debt securities	1,653,769	10,509	(758)	1,663,520
Residential mortgage and asset-backed securities	311,504	980	(1,475)	311,009
Student loan-backed securities	62,650	—	(4,261)	58,389

Total debt securities	4,885,040	31,469	(18,204)	4,898,305
Equity securities	1,451	6,851	—	8,302

Total	$4,886,491	$38,320	$(18,204)	$4,906,607

December 31, 2010
Debt securities:
U.S. treasury securities	$1,349,348	$7,109	$(1,020)	$1,355,437
Money market funds	520,063	—	—	520,063
U.S. government agencies and FDIC guaranteed securities	1,284,654	11,919	(463)	1,296,110
Municipal debt securities	17,543	103	(21)	17,625
Non-U.S. government securities	286,410	1,880	(86)	288,204
Corporate debt securities	1,112,976	8,040	(1,762)	1,119,254
Residential mortgage and asset-backed securities	277,359	923	(1,239)	277,043
Student loan-backed securities	75,900	—	(5,129)	70,771

Total debt securities	4,924,253	29,974	(9,720)	4,944,507
Equity securities	1,451	3,180	—	4,631

Total	$4,925,704	$33,154	$(9,720)	$4,949,138

The following table summarizes the classification of the available-for-sale debt and equity securities on our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$313,074	$538,946
Short-term marketable securities	1,364,539	1,190,789
Long-term marketable securities	3,228,994	3,219,403

Total	$4,906,607	$4,949,138

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$1,672,052	$1,677,613	$1,726,095	$1,729,735
Greater than one year but less than five years	3,075,261	3,086,951	3,022,744	3,044,114
Greater than five years but less than ten years	27,315	27,979	33,076	33,580
Greater than ten years	110,412	105,762	142,338	137,078

Total	$4,885,040	$4,898,305	$4,924,253	$4,944,507

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross realized gains on sales	$5,257	$7,464	$8,954	$9,298
Gross realized losses on sales	$(415)	$(1,900)	$(1,777)	$(2,174)

The cost of securities sold was determined based on the specific identification method.

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011
Debt securities:
U.S. treasury securities	$(173)	$181,374	$—	$—	$(173)	$181,374
U.S. government agencies and FDIC guaranteed securities	(5)	9,883	—	—	(5)	9,883
Municipal debt securities	(9)	11,943	—	—	(9)	11,943
Non-U.S. government securities	(11,523)	48,751	—	—	(11,523)	48,751
Corporate debt securities	(758)	278,102	—	—	(758)	278,102
Residential mortgage and asset-backed securities	(1,135)	152,088	(340)	14,433	(1,475)	166,521
Student loan-backed securities	—	—	(4,261)	58,389	(4,261)	58,389

Total	$(13,603)	$682,141	$(4,601)	$72,822	$(18,204)	$754,963

December 31, 2010
Debt securities:
U.S. treasury securities	$(1,020)	$531,184	$—	$—	$(1,020)	$531,184
U.S. government agencies and FDIC guaranteed securities	(463)	226,176	—	—	(463)	226,176
Municipal debt securities	(21)	4,688	—	—	(21)	4,688
Non-U.S. government securities	(86)	44,317	—	—	(86)	44,317
Corporate debt securities	(1,762)	459,412	—	—	(1,762)	459,412
Residential mortgage and asset-backed securities	(1,239)	197,330	—	—	(1,239)	197,330
Student loan-backed securities	—	—	(5,129)	70,771	(5,129)	70,771

Total	$(4,591)	$1,463,107	$(5,129)	$70,771	$(9,720)	$1,533,878

As of June 30, 2011 and December 31, 2010, approximately 19% and 34%, respectively, of the total number of securities were in an unrealized loss position. The gross unrealized losses for auction rate securities were caused by a higher discount rate used in the valuation of these securities as compared to the coupon rates of these securities. The gross unrealized losses for the other securities were primarily the result of an increase in the yield-to-maturity of the underlying securities. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2011 and December 31, 2010 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

During the three and six months ended June 30, 2011, we recorded net unrealized gains on available-for-sale securities of $2.4 million and $0.7 million, respectively, in accumulated other comprehensive income (OCI) and reclassified gains of $3.1 million and $4.6 million, respectively, out of accumulated OCI into interest and other income, net. Comparatively, during the three and six months ended June 30, 2010, we recorded net unrealized gains on available-for-sale securities of $6.9 million and $8.7 million, respectively, in accumulated OCI and reclassified gains of $3.1 million and $4.0 million, respectively, out of accumulated OCI into interest and other income, net.

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

We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in interest and other income, net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated OCI within stockholders’ equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at June 30, 2011 will be reclassified to product sales within 12 months.

We had notional amounts on foreign currency exchange contracts outstanding of $3.89 billion and $3.55 billion at June 30, 2011 and December 31, 2010, respectively.

The following table summarizes information about the fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2011
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$691	Other accrued liabilities	$130,795
Foreign currency exchange contracts	Other noncurrent assets	1,521	Other long-term obligations	9,322

Total derivatives designated as hedges		2,212		140,117

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	2	Other accrued liabilities	218

Total derivatives not designated as hedges		2		218

Total derivatives		$2,214		$140,335

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$59,276	Other accrued liabilities	$36,493
Foreign currency exchange contracts	Other noncurrent assets	5,089	Other long-term obligations	2,022

Total derivatives designated as hedges		64,365		38,515

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	96	Other accrued liabilities	38

Total derivatives not designated as hedges		96		38

Total derivatives		$64,461		$38,553

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives designated as hedges:
Net gains (losses) recognized in OCI (effective portion)	$(46,608)	$143,074	$(174,107)	$250,344
Net gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$(20,945)	$32,029	$(11,016)	$37,554
Net losses recognized in interest and other income, net (ineffective portion and amounts excluded from effectiveness testing)	$(4,061)	$(1,892)	$(3,066)	$(1,665)
Derivatives not designated as hedges:
Net gains (losses) recognized in interest and other income, net	$(34,344)	$83,943	$(120,190)	$138,834

The net unrealized losses related to our cash flow hedges included in accumulated OCI, net of taxes, were $141.6 million at June 30, 2011. Net unrealized gains related to our cash flow hedges included in accumulated OCI, net of taxes, were $21.6 million at December 31, 2010.

There were no material amounts recorded in interest and other income, net, for the three or six months ended June 30, 2011 and 2010 as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring.

5. ACQUISITIONS

Arresto Biosciences, Inc.

In December 2010, we entered into an agreement to acquire Arresto for $225.0 million plus potential future payments based on the achievement of certain sales targets. This transaction closed on January 14, 2011, at which time Arresto became a wholly-owned subsidiary. Arresto was a privately-held, development-stage biotechnology company based in Palo Alto, California, focused on developing antibodies for the potential treatment of fibrotic diseases and cancer. The lead product from the acquisition of Arresto is GS 6224 (formerly AB0024), a humanized monoclonal antibody (mAb) targeting the human lysyl oxidase-like-2 (LOXL2) protein. In addition to an ongoing Phase 1 study of GS 6224 in patients with advanced solid tumors, a Phase 1 study had also been initiated to evaluate GS 6224 in patients with idiopathic pulmonary fibrosis. We believe that Arresto’s pipeline and research and development expertise are well aligned with our areas of focus.

The acquisition was accounted for as a business combination. Arresto’s results of operations since January 14, 2011 have been included in our Condensed Consolidated Statement of Income and were not significant.

The acquisition-date fair value of the total consideration transferred to acquire Arresto was $227.1 million, and consisted of cash paid at or prior to closing of $221.7 million and contingent consideration of $5.4 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed at January 14, 2011 (in thousands):

Intangible assets - IPR&D	$117,000
Goodwill	134,482
Deferred tax assets	17,417
Deferred tax liabilities	(41,705)
Other net liabilities assumed	(125)

Total consideration transferred	$227,069

Intangible Assets

Intangible assets associated with in-process research and development (IPR&D) projects relate to the GS 6224 product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $117.0 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 16%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Arresto. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the intangible assets. The projected cash flows from the IPR&D projects were based on key assumptions such as: estimates of revenues and operating profits related to each project considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed is $134.5 million, which represents the goodwill amount resulting from the Arresto acquisition. Management believes that the goodwill mainly represents the synergies expected from combining our research and development operations as well as acquiring Arresto’s assembled workforce and other intangible assets that do not qualify for separate recognition. We recorded the goodwill as an intangible asset in our Condensed Consolidated Balance Sheet as of the acquisition date. Goodwill is tested for impairment on an annual basis as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

We do not consider the Arresto acquisition to be a material business combination and therefore have not disclosed the pro forma results of operations as required for material business combinations.

Calistoga Pharmaceuticals, Inc.

In February 2011, we entered into an agreement to acquire Calistoga for $375.0 million plus potential payments of up to $225.0 million based on the achievement of certain milestones. This transaction closed on April 1, 2011, at which time Calistoga became a wholly-owned subsidiary. Calistoga was a privately-held, biotechnology company based in Seattle, Washington, focused on the development of medicines to treat cancer and inflammatory diseases. This acquisition has provided us with a portfolio of proprietary compounds that selectively target isoforms of phosphoinositide-3 kinase (P13K). The lead product candidate, CAL-101, is a first-in-class specific inhibitor of the P13K delta isoform. P13K delta is preferentially expressed in leukocytes involved in a variety of inflammatory and autoimmune diseases and hematological cancers. We believe that the acquisition of Calistoga further broadens our pipeline and expertise in the areas of oncology and inflammation.

The acquisition was accounted for as a business combination. Calistoga’s results of operations since April 1, 2011 have been included in our Condensed Consolidated Statement of Income and were not significant.

The acquisition-date fair value of the total consideration transferred to acquire Calistoga was $484.3 million, and consisted of cash paid at or prior to closing of $373.7 million and contingent consideration of $110.6 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed at April 1, 2011 (in thousands):

Intangible assets - IPR&D	$149,200
Goodwill	336,951
Other net liabilities assumed	(1,853)

Total consideration transferred	$484,298

Intangible Assets

Intangible assets associated with IPR&D projects relate to the CAL-101 product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $149.2 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 11%, which considers both the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Calistoga, as well as the acquirer’s estimated weighted-average cost of capital. We believe this is appropriate given the unique characteristics of this acquisition which included a competitive bidding process. This rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the intangible assets. The projected cash flows from the IPR&D projects were based on key assumptions such as: estimates of revenues and operating profits related to each project considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed is $337.0 million, which represents the goodwill amount resulting from the Calistoga acquisition. Management believes that the goodwill mainly represents the synergies expected from combining our research and development operations as well as acquiring Calistoga’s assembled workforce and other intangible assets that do not qualify for separate recognition. We recorded the goodwill as an intangible asset in our Condensed Consolidated Balance Sheet as of the acquisition date. Goodwill is tested for impairment on an annual basis as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

We do not consider the Calistoga acquisition to be a material business combination and therefore have not disclosed the pro forma results of operations as required for material business combinations.

6. INVENTORIES

Inventories are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$665,250	$408,015
Work in process	271,644	454,652
Finished goods	384,721	341,142

Total	$1,321,615	$1,203,809

As of June 30, 2011 and December 31, 2010, the joint ventures formed by Gilead and BMS, which are included in our Condensed Consolidated Financial Statements, held $955.8 million and $811.9 million in inventory, respectively, of efavirenz active pharmaceutical ingredient purchased from BMS at BMS’s estimated net selling price of efavirenz.

7. INTANGIBLE ASSETS

The following table summarizes the carrying amount of our intangible assets (in thousands):

	June 30,	December 31,
	2011	2010
Goodwill	$1,004,102	$532,669
Finite lived intangible assets	831,478	863,393
Indefinite lived intangible assets	292,830	29,530

Total	$2,128,410	$1,425,592

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2010	$532,669
Goodwill resulting from the acquisition of Arresto	134,482
Goodwill resulting from the acquisition of Calistoga	336,951

Balance at June 30, 2011	$1,004,102

The following table summarizes our finite-lived intangible assets (in thousands):

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - Ranexa	$688,400	$75,948	$688,400	$54,795
Intangible asset - Lexiscan	262,800	56,851	262,800	43,979
Other	24,995	11,918	22,095	11,128

Total	$976,195	$144,717	$973,295	$109,902

Amortization expense related to intangible assets was $17.4 million and $34.8 million for the three and six months ended June 30, 2011, respectively, and was recorded in cost of goods sold in our Condensed Consolidated Statements of Income. Amortization expense related to intangible assets was $15.0 million and $30.0 million for the three and six months ended June 30, 2010, respectively, and was recorded in cost of goods sold in our Condensed Consolidated Statements of Income.

As of June 30, 2011, the estimated future amortization expense associated with our intangible assets for the remaining six months of 2011 and each of the five succeeding fiscal years are as follows (in thousands):

Fiscal Year	Amount
2011 (remaining six months)	$34,815
2012	76,081
2013	82,391
2014	91,246
2015	100,952
2016	113,053

Total	$498,538

As of December 31, 2010, we had indefinite-lived intangible assets of $29.5 million, which consisted of $26.6 million and $2.9 million of purchased IPR&D from our acquisitions of CGI and CV Therapeutics, Inc. (CV Therapeutics), respectively. In the first quarter of 2011, the $2.9 million purchased IPR&D project from CV Therapeutics was completed and reclassified as a finite-lived intangible asset, and is currently being amortized over its estimated useful life. As of June 30, 2011, we had indefinite-lived intangible assets of $292.8 million related to purchased IPR&D from our acquisitions of CGI, Arresto and Calistoga.

8. COLLABORATIVE ARRANGEMENTS

From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or appropriate disclosure based on applicable guidance. Contractual terms which provide us control over an entity may require us to consolidate the entity. Entities consolidated because they are controlled by means other than a majority voting interest are referred to as variable interest entities (VIE). We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of June 30, 2011, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.

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

We share marketing and sales efforts with BMS and both parties are obligated to provide equivalent sales force efforts for a minimum number of years. Under the terms of the agreement, after the first quarter of 2011, the parties will only share in a limited number of activities in the United States that will be jointly managed. The parties will continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. In July 2006, the joint venture received approval from the FDA to sell Atripla in the United States. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada and in October 2007, the joint venture received approval from Health Canada to sell Atripla in Canada. As of June 30, 2011 and December 31, 2010, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of June 30, 2011 and December 31, 2010, total assets held by the joint venture were $1.47 billion and $1.45 billion, respectively, and consisted primarily of cash and cash equivalents, accounts receivable (including intercompany receivables with Gilead) and inventories. As of June 30, 2011 and December 31, 2010, total liabilities held by the joint venture were $1.03 billion and $759.5 million, respectively, and consisted primarily of accounts payable (including intercompany payables with Gilead) and other accrued expenses. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we are the primary beneficiary of the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets.

Europe

In December 2007, Gilead Sciences Limited (GSL), a wholly-owned subsidiary in Ireland, and BMS entered into a collaboration arrangement to commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS’s estimated net selling price of efavirenz in the European Territory. We are responsible for product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we co-promote Atripla with BMS. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. In December 2007, the European Commission approved Atripla for sale in the European Union. As of June 30, 2011 and December 31, 2010, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.

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

Yale School of Medicine

In March 2011, we announced the formation of a multi-year research collaboration with the Yale School of Medicine (Yale), focused on the discovery of novel cancer therapies. The research effort will initially span four years with an option to renew for up to ten years. We will provide $40.0 million in research support and basic science infrastructure development during the initial four-year period, and will provide a total of up to $100.0 million over ten years should the collaboration be extended through that timeframe. We will have the first option to license any Yale inventions that result from the collaboration. Expenses related to this collaboration agreement commenced in April 2011 and will be recorded as part of research and development expenses on our Condensed Consolidated Statement of Income.

MicroDose Therapeutx, Inc.

In April 2011, we announced an exclusive worldwide license and collaboration agreement with MicroDose Therapeutx, Inc. (MicroDose) for the development and commercialization of MDT-637, MicroDose’s inhalable small molecule antiviral fusion inhibitor for the treatment of respiratory synctial virus. Under the terms of the agreement, we paid MicroDose an upfront payment of $8.0 million in the second quarter of 2011 which was recorded as part of research and development expenses on our Condensed Consolidated Statement of Income. We will also provide research funding to support MicroDose’s continued development of MDT-637 through Phase 2a clinical trials. We can assume full responsibility for clinical development following Phase 2a. MicroDose could also receive additional payments based upon the achievement of certain development, regulatory and commercial milestones, as well as development fees and royalties on future potential net sales.

9. LONG-TERM OBLIGATIONS

Financing Arrangements

The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

	June 30,	December 31,
	2011	2010
2011 convertible senior notes	$—	$638,991
2013 convertible senior notes	591,687	576,884
2014 convertible senior notes	1,167,549	1,153,805
2016 convertible senior notes	1,119,970	1,107,884
2021 senior unsecured notes	991,640	—

Total debt, net	$3,870,846	$3,477,564
Less current portion (2011 convertible senior notes)	—	638,991

Total long-term debt, net	$3,870,846	$2,838,573

2021 Senior Unsecured Notes

In March 2011, we issued the 2021 Notes in a registered offering for an aggregate principal amount of $1.00 billion. The 2021 Notes will mature on April 1, 2021 and pay interest at a fixed annual rate of 4.50%. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $5.8 million and are being amortized to interest expense over the contractual term of the 2021 Notes.

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

Maturity of 2011 Convertible Senior Notes

In May 2011, our 2011 Notes matured and we repaid the aggregate principal balance of $650.0 million. We also paid $36.1 million in cash related to the conversion spread of the 2011 Notes, which represents the conversion value in excess of the principal amount, and received $36.1 million in cash from our convertible note hedges related to the 2011 Notes. Warrants related to our 2011 Notes will expire in August 2011.

Credit Facility

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. The credit agreement will terminate in December 2012 and all unpaid borrowings thereunder shall be due and payable at that time. As of June 30, 2011, we had $2.4 million in letters of credit outstanding under the $1.25 billion credit agreement. We are required to comply with certain covenants under the credit agreement and as of June 30, 2011, we were in compliance with all such covenants.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In June 2011, we received a subpoena from the United States Attorney’s Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Atripla, Emtriva, Hepsera, Letairis, Truvada, Viread and our investigational fixed-dose combination of Truvada and Edurant. We have been cooperating and will continue to cooperate with this governmental inquiry. It is not possible to predict the outcome of this inquiry.

We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that any of these legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

11. STOCK-BASED COMPENSATION EXPENSES

The following table summarizes the stock-based compensation expenses included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of goods sold	$2,887	$2,967	$5,531	$5,820
Research and development expenses	19,420	21,521	36,140	41,590
Selling, general and administrative expenses	27,818	23,559	57,924	47,478

Stock-based compensation expenses included in total costs and expenses	50,125	48,047	99,595	94,888
Income tax effect	(12,210)	(13,652)	(25,066)	(26,080)

Stock-based compensation expenses included in net income	$37,915	$34,395	$74,529	$68,808

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

Under our current three-year, $5.00 billion stock repurchase program authorized by our Board of Directors (Board) in May 2010, we repurchased $4.29 billion of our common stock through June 30, 2011. As of June 30, 2011, the remaining authorized amount of stock repurchases that may be made under our current repurchase program was $706.8 million. During the three and six months ended June 30, 2011, our total repurchase activities were $723.9 million and $1.27 billion, respectively, which resulted in the repurchase and retirement of 17.8 million and 31.8 million shares of our common stock, respectively, at average purchase prices of $40.61 and $39.95 per share, respectively.

In January 2011, our Board authorized an additional three-year, $5.00 billion stock repurchase program which would be available for us to initiate upon the completion of our existing program authorized in May 2010.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (APIC) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the six months ended June 30, 2011, we reduced common stock and APIC by an aggregate of $97.3 million and charged $1.19 billion to retained earnings.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$742,459	$709,127	$1,389,762	$1,561,221
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(4,358)	(2,345)	2,836	(11,754)
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	(723)	3,774	(3,842)	4,628
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	(27,017)	104,722	(163,186)	202,508

Total other comprehensive income (loss)	(32,098)	106,151	(164,192)	195,382

Comprehensive income	710,361	815,278	1,225,570	1,756,603
Comprehensive loss attributable to noncontrolling interest	3,768	2,934	7,606	5,741

Comprehensive income attributable to Gilead	$714,129	$818,212	$1,233,176	$1,762,344

13. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment because our major products, Atripla, Truvada and Viread, which together accounted for substantially all of our total product sales for the three and six months ended June 30, 2011 and 2010, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Antiviral products:
Atripla	$821,992	$715,804	$1,566,504	$1,408,676
Truvada	711,301	641,682	1,384,412	1,299,481
Viread	185,717	176,172	354,112	356,858
Hepsera	38,656	51,334	76,752	109,458
Emtriva	6,732	6,745	13,308	13,901

Total antiviral products	1,764,398	1,591,737	3,395,088	3,188,374
AmBisome	88,625	78,174	167,131	155,223
Letairis	73,637	60,348	135,811	115,847
Ranexa	86,077	60,460	154,370	111,703
Other products	26,851	15,342	50,766	22,977

Total product sales	$2,039,588	$1,806,061	$3,903,166	$3,594,124

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product-related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$1,144,621	$1,039,883	$2,180,415	$2,052,367
Outside of the United States:
Switzerland	76,055	99,838	108,621	361,083
France	149,021	125,362	282,918	250,079
Spain	129,676	112,965	249,307	237,285
United Kingdom	122,765	99,529	243,626	217,699
Italy	108,140	86,864	209,576	183,124
Germany	94,844	54,995	170,917	125,007
Other European countries	145,299	171,981	301,937	331,694
Other countries	166,832	135,807	316,030	254,739

Total revenues outside of the United States	992,632	887,341	1,882,932	1,960,710

Total revenues	$2,137,253	$1,927,224	$4,063,347	$4,013,077

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cardinal Health, Inc.	17%	18%	17%	17%
McKesson Corp.	15%	14%	15%	13%
AmerisourceBergen Corp.	12%	13%	13%	12%

14. INCOME TAXES

Our income tax rate of 24.4% and 25.2% for the three and six months ended June 30, 2011, respectively, differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S subsidiaries that are considered indefinitely invested outside of the United States, partially offset by state taxes and the non-deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service (IRS) for the 2008 and 2009 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Each quarter we evaluate our exposures associated with our tax filing positions.

In June 2011, we reached agreement with the IRS on several issues related to the examinations of our federal income tax returns for the 2005, 2006 and 2007 tax years. As a result, we reduced our unrecognized tax benefits by $5.8 million.

As of June 30, 2011, we believe it is reasonably possible that our unrecognized tax benefits will not decrease in the next 12 months as we do not expect to have clarification from the IRS and other tax authorities around any of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.

We record liabilities related to uncertain tax positions in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not believe any of our uncertain tax positions will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2010 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are presented in U.S. dollars.

Management Overview

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Asia Pacific. We market products in the HIV/AIDS, liver disease, respiratory and cardiovascular/metabolic therapeutic areas. Our product portfolio is comprised of Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Truvada® (emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate) and Emtriva® (emtricitabine) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B; AmBisome® (amphotericin B) liposome for injection for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Ranexa® (ranolazine) for the treatment of chronic angina; Cayston® (aztreonam for inhalation solution) as a treatment to improve respiratory symptoms in cystic fibrosis (CF) patients with Pseudomonas aeruginosa; and Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection.

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

Business Highlights

During the second quarter of 2011, our operating results reflected an increase in product sales of 13% over the same quarter in 2010, driven by strong market demand growth across our therapeutic areas and geographies. While growing our business, we continue to invest considerably in research and development (R&D), internally and through acquisitions and strategic collaboration arrangements, positioning us for sustained growth.

In April 2011, we announced an exclusive worldwide license and collaboration agreement with MicroDose Therapeutx, Inc. (MicroDose) for the development and commercialization of MDT-637, MicroDose’s inhalable small molecule antiviral fusion inhibitor for the treatment of respiratory synctial virus. Under the terms of the agreement, we paid MicroDose an upfront payment of $8.0 million in the current quarter. We will also provide research funding to support MicroDose’s continued development of MDT-637 through Phase 2a clinical trials. We can assume full responsibility for clinical development following Phase 2a. MicroDose could also receive additional payments based upon the achievement of certain development, regulatory and commercial milestones, as well as development fees and royalties on future potential net sales.

Also in April 2011, we announced the appointment of Muzammil M. Mansuri, PhD. to Senior Vice President, Research and Development Strategy and Corporate Development. In this role, Dr. Mansuri will help define and implement our R&D strategy, explore new business opportunities, drive strategic and portfolio management activities and build and manage our alliances, partnerships and acquisitions. Dr. Mansuri joined us in July 2010 following our acquisition of CGI Pharmaceuticals, Inc., where he served as the Chairman and Chief Executive Officer.

In May 2011, we announced a five-year extension of funding to the Gilead Sciences Research Centre at the Institute of Organic Chemistry and Biochemistry (IOCB) of the Academy of Sciences of the Czech Republic. We will provide a $1.15 million annual donation to IOCB in order to continue to fund the Research Centre’s operations and ongoing research efforts. We first began providing these donations in 2006. We will have the first option to license any inventions that result from the Research Centre’s scientific programs and drug discovery efforts.

In June 2011, we announced our agreement with Tibotec Pharmaceuticals (Tibotec) for the development and commercialization of a new fixed-dose antiretroviral combination product containing our cobicistat, an investigational pharmacoenhancing or “boosting” agent that increases blood levels of certain HIV medicines to allow for once-daily dosing and Tibotec’s protease inhibitor Prezista® (darunavir), indicated in the United States for the treatment of HIV-infected individuals and is co-administered with ritonavir in combination with other antiretroviral agents. Subject to regulatory approval, Tibotec will be responsible for the formulation, manufacturing, registration, distribution and commercialization of the cobicistat and Prezista fixed-dose combination worldwide. We retain sole rights for the manufacture, development and commercialization of cobicistat as a stand-alone product and for use in combination with other agents. In connection with this agreement, the companies are also negotiating terms for the development and commercialization of a future single-tablet regimen (STR) combining Prezista with our Emtriva and our investigational agents GS 7340 and cobicistat. We would be responsible for the development and commercialization of the new STR on a worldwide basis. The agreement to develop the fixed-dose combination of cobicistat and Prezista is contingent upon the signing of the agreement to develop the Emtriva, GS 7340, cobicistat and Prezista STR.

Financial Highlights

Total product sales were $2.04 billion for the second quarter of 2011, an increase of 13% over total product sales of $1.81 billion for the same period last year, driven primarily by the strong fundamentals of our business with antiviral market demand growth in Atripla and Truvada sales in Europe and the United States.

For the three months ended June 30, 2011, Atripla product sales increased 15% over the same period in 2010, primarily driven by sales volume growth in both the United States and Europe, and contributed $822.0 million, or 47%, to our second quarter 2011 antiviral product sales. For the three months ended June 30, 2011, Truvada product sales increased 11% over the same period in 2010, primarily driven by sales volume growth in Europe and the United States, and contributed $711.3 million, or 40% to our second quarter 2011 antiviral product sales. Sequentially, our product sales increased 9% from $1.86 billion in the first quarter of 2011, driven by strong antiviral market demand growth and purchases in advance of the summer holidays in Europe. Foreign currency exchange had a favorable impact of $27.3 million and $9.7 million on our second quarter 2011 revenues and pre-tax earnings, respectively, compared to the second quarter of 2010.

In the second quarter of 2011, product sales in the United States increased 10% compared to the same quarter in 2010, primarily driven by the continued strong market demand growth in our antiviral franchise with major wholesaler inventory levels remaining consistent with levels at the end of the first quarter of 2011. The increase was partially offset by the impact of U.S. healthcare reform. In addition, increased demand contributed to the sales growth in our cardiovascular and respiratory franchises. Ranexa sales in the United States contributed $85.9 million to our second quarter 2011 product sales, an increase of 43% over the same period in 2010. Letairis sales in the United States contributed $73.6 million to our second quarter 2011 product sales, an increase of 22% over the same period in 2010. Also, Cayston sales in the United States contributed $18.5 million to our second quarter 2011 product sales, an increase of 98% over the same period in 2010 as Cayston launched in the first quarter of 2010.

In the second quarter of 2011, product sales in Europe increased 16% compared to the same quarter in 2010, due to continued strong market demand growth in our antiviral franchise, partially offset by the impact of austerity measures in certain European countries. Antiviral product sales in Europe totaled $697.6 million in the second quarter of 2011, an increase of 16% compared to $600.8 million in the second quarter of 2010, driven primarily by sales of Atripla and Truvada. Foreign currency exchange also had a favorable impact on our European product sales in the second quarter of 201l compared to the same quarter in 2010. Sequentially, antiviral product sales in Europe in the second quarter of 2011 increased 7% compared to the first quarter of 2011 driven primarily by underlying patient demand and purchases in advance of the summer holidays.

Our R&D and selling, general and administrative (SG&A) expenses increased by $107.6 million, or 22%, for the three months ended June 30, 2011 compared to the same period in 2010. The increase was due primarily to the impact of higher headcount and expenses associated with acquisitions, collaborations and the ongoing growth of our business, costs related to clinical studies performed by contract research organizations and the pharmaceutical excise tax resulting from U.S. healthcare reform.

Cash, cash equivalents and marketable securities increased by $181.2 million during the six months ended June 30, 2011, driven primarily by our operating cash flows of $1.76 billion and proceeds of $987.4 million from the issuance of our 2021 senior unsecured notes (2021 Notes), net of related debt discount and issuance costs, partially offset by $588.6 million used to acquire Arresto Biosciences, Inc. (Arresto) and Calistoga Pharmaceuticals, Inc. (Calistoga), $650.0 million used to repay our convertible senior notes due in 2011 (2011 Notes) and repurchases of our common stock under our stock repurchase program. Under our current three-year, $5.00 billion stock repurchase program, we repurchased $4.29 billion of our common stock through June 30, 2011. During the six months ended June 30, 2011, our total repurchase activity was $1.27 billion which resulted in the repurchase and retirement of 31.8 million shares of our common stock at an average purchase price of $39.95 per share.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2011 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Total Revenues

Total revenues for the three months ended June 30, 2011 were $2.14 billion, compared to $1.93 billion for the same period in 2010. For the six months ended June 30, 2011, total revenues were $4.06 billion, compared to $4.01 billion for the same period in 2010. Included in total revenues were product sales, royalty revenues and contract and other revenues. A significant percentage of our product sales continued to be denominated in foreign currencies and we face exposure to adverse movements in foreign currency exchange rates. We used foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. Foreign currency exchange had a favorable impact of $27.3 million on our second quarter 2011 revenues compared to the second quarter of 2010.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Antiviral products:
Atripla	$821,992	$715,804	15%	$1,566,504	$1,408,676	11%
Truvada	711,301	641,682	11%	1,384,412	1,299,481	7%
Viread	185,717	176,172	5%	354,112	356,858	(1)%
Hepsera	38,656	51,334	(25)%	76,752	109,458	(30)%
Emtriva	6,732	6,745	(0)%	13,308	13,901	(4)%

Total antiviral products	1,764,398	1,591,737	11%	3,395,088	3,188,374	6%
AmBisome	88,625	78,174	13%	167,131	155,223	8%
Letairis	73,637	60,348	22%	135,811	115,847	17%
Ranexa	86,077	60,460	42%	154,370	111,703	38%
Other products	26,851	15,342	75%	50,766	22,977	121%

Total product sales	$2,039,588	$1,806,061	13%	$3,903,166	$3,594,124	9%

Total product sales increased by 13% and 9% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. This increase was due primarily to the growth of Atripla and Truvada sales.

Antiviral Products

Antiviral product sales increased by 11% and 6% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

•	Atripla

Atripla sales increased by 15% and 11% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, driven primarily by sales volume growth in the United States and Europe. Atripla sales include the efavirenz component which has a gross margin of zero. The efavirenz portion of our Atripla sales was approximately

$298.4 million and $572.3 million for the three and six months ended June 30, 2011, respectively, and approximately $262.5 million and $518.3 million for the three and six months ended June 30, 2010, respectively. Atripla sales accounted for 47% and 46% of our total antiviral product sales for the three and six months ended June 30, 2011, respectively.

•	Truvada

Truvada sales increased by 11% and 7% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, driven primarily by sales volume growth in Europe and the United States. Truvada sales accounted for 40% and 41% of our total antiviral product sales for the three and six months ended June 30, 2011, respectively.

•	Other Antiviral Products

Other antiviral product sales, which include product sales of Viread, Hepsera and Emtriva, decreased by 1% for the three months ended June 30, 2011 compared to the same period in 2010, due primarily to decreased sales volume for Hepsera in Europe and the United States, partially offset by increased sales volume for Viread in Europe and the United States. Other antiviral product sales decreased by 8% for the six months ended June 30, 2011 compared to the same period in 2010, due primarily to decreased sales volume for Hepsera in Europe and the United States and for Viread in Europe and Latin America, partially offset by increased sales volume for Viread in the United States.

AmBisome

Sales of AmBisome increased by 13% and 8% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increases over both periods were driven primarily by sales volume growth in Europe and Latin America. AmBisome product sales in the United States and Canada relate solely to our sales of AmBisome to Astellas Pharma US, Inc. which are recorded at our manufacturing cost.

Letairis

Sales of Letairis increased by 22% and 17% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, driven primarily by sales volume growth.

Ranexa

Sales of Ranexa increased by 42% and 38% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, driven primarily by sales volume growth.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Royalty revenues	$94,321	$117,790	(20)%	$152,986	$411,471	(63)%

Historically, our most significant source of royalty revenues has been from sales of Tamiflu by Roche. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which Tamiflu sales are recognized by Roche.

Royalty revenues for the three months ended June 30, 2011 were $94.3 million, a decrease of 20% or $23.5 million compared to the same period in 2010, due to lower Tamiflu royalties from Roche of $50.6 million in the three months ended June 30, 2011, compared to Tamiflu royalties from Roche of $83.8 million in the same period in 2010. Royalty revenues for the six months ended June 30, 2011 were $153.0 million, a decrease of 63% or $258.5 million compared to the same period in 2010, due to lower Tamiflu royalties from Roche of $61.7 million in the six months ended June 30, 2011, compared to Tamiflu royalties from Roche of $330.1 million in the same period in 2010. Tamiflu royalties declined sharply in the second quarter of 2010 and continued to decline through the first quarter of 2011 due to the fulfillment of many of the existing pandemic orders from governments and corporations.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Total product sales	$2,039,588	$1,806,061	13%	$3,903,166	$3,594,124	9%
Cost of goods sold	$533,863	$455,525	17%	$1,007,974	$895,955	13%
Product gross margin	74%	75%		74%	75%

Our product gross margin for the three and six months ended June 30, 2011 was 74%, a decrease of 1% compared to the same periods in 2010, primarily due to the impact of U.S. healthcare reform and pricing pressures in Europe.

Research and Development Expenses

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Research and development	$282,403	$231,066	22%	$536,849	$449,730	19%

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, materials and supplies, licenses and fees, milestone payments under collaboration arrangements and overhead allocations consisting of various support and facilities-related costs.

R&D expenses for the three months ended June 30, 2011 increased by $51.3 million, or 22%, compared to the same period in 2010, due primarily to a $16.1 million increase in clinical studies costs, a $10.9 million increase in compensation and benefits expenses related to higher headcount to support our increased R&D activities and a $24.7 million increase in other contract and professional services associated with the ongoing growth of our business.

R&D expenses for the six months ended June 30, 2011 increased by $87.1 million, or 19%, compared to the same period in 2010, due primarily to $9.0 million of R&D expense reimbursements related to our collaboration with Tibotec, a $17.8 million increase in compensation and benefits expenses related to higher headcount to support our increased R&D activities, a $10.9 million increase in clinical studies costs and a $40.7 million increase in other contract and professional services associated with the ongoing growth of our business.

Selling, General and Administrative Expenses

The following table summarizes the period over period changes in our SG&A expenses (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Selling, general and administrative	$304,269	$248,006	23%	$599,837	$513,624	17%

SG&A expenses for the three months ended June 30, 2011 increased by $56.3 million, or 23%, compared to the same period in 2010. This was due primarily to an $18.0 million increase in compensation and benefits expenses related to higher headcount to support our expanding commercial activities, a $20.9 million increase in contract and professional services expenses and a $6.5 million increase in promotional costs. Additionally, we estimate that the impact of the pharmaceutical excise tax will result in approximately $50 million in SG&A expenses for the full year of 2011 based on the information we have received to date.

SG&A expenses for the six months ended June 30, 2011 increased by $86.2 million, or 17%, compared to the same period in 2010. This was due primarily to a $30.2 million increase in compensation and benefits expenses related to higher headcount to support our expanding commercial activities, a $31.5 million increase in contract and professional expenses and a $9.4 million increase in bad debt expenses associated with slower collections in southern European countries. These increases were partially offset by a $12.2 million decrease in expenses related to our 2010 restructuring activities which were comprised primarily of lease termination costs.

Interest and Other Income, Net

Interest and other income, net, for the three months ended June 30, 2011 decreased by $6.3 million compared to the same period in 2010, due primarily to increased costs related to our hedging activities. Interest and other income, net, for the six months ended June 30, 2011 decreased by $8.1 million compared to the same period in 2010, due primarily to increased costs related to our hedging activities and an unfavorable net foreign currency exchange impact, partially offset by an increase in interest income.

Interest Expense

Interest expense for the three and six months ended June 30, 2011 increased by $28.3 million and $52.6 million, respectively, compared to the same periods in 2010, due primarily to the issuance of our 2014 and 2016 convertible senior notes for $2.46 billion, net of issuance costs, in July 2010 and the issuance of our 2021 Notes for $987.4 million, net of related debt discount and issuance costs, in March 2011.

Provision for Income Taxes

Our provision for income taxes was $240.1 million and $467.4 million for the three and six months ended June 30, 2011, respectively, compared to $284.0 million and $591.8 million for the same periods in 2010, respectively. Our effective tax rate was 24.4% and 25.2% for the three and six months ended June 30, 2011, respectively, compared to our effective tax rate of 28.6% and 27.5% for the same periods in 2010, respectively. The effective tax rates for the three and six months ended June 30, 2011 were lower than the effective tax rates for the three and six months ended June 30, 2010 as a result of the federal research tax credit extension, resolution of certain tax positions with taxing authorities and lower state taxes, partially offset by the non-deductible pharmaceutical excise tax.

The effective tax rate for the three and six months ended June 30, 2011 differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside of the United States, partially offset by state taxes and the non-deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of June 30, 2011	As of December 31, 2010
Cash, cash equivalents and marketable securities	$5,499,312	$5,318,071
Working capital	$3,908,204	$3,243,132

	Six Months Ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$1,763,797	$1,369,648
Investing activities	$(770,171)	$(135,806)
Financing activities	$(886,852)	$(1,149,504)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $5.5 billion at June 30, 2011, an increase of $181.2 million or 3% from December 31, 2010. This increase was primarily attributable to net cash provided by operations of $1.76 billion and $987.4 million of net proceeds from the issuance of our 2021 Notes, partially offset by $588.6 million used in our recent acquisitions of Arresto and Calistoga, $650.0 million used to repay our 2011 Notes and $1.27 billion used to repurchase common stock under our current stock repurchase program, including commissions.

Working Capital

Working capital was $3.91 billion at June 30, 2011, an increase of $665.1 million or 21% from working capital as of December 31, 2010. This increase was primarily attributable to:

•	an increase of $171.7 million in cash, cash equivalents and short-term marketable securities;

•	an increase of $316.7 million in accounts receivable, net, primarily driven by slower collections in southern European countries; and

•	a decrease of $639.0 million in the current portion of long-term debt and other obligations, net, due primarily to the repayment of the 2011 Notes upon maturity in May 2011.

This increase was partially offset by:

•	an increase of $299.3 million in accounts payable, due primarily to the purchases of efavirenz from Bristol-Myers Squibb Company; and

•

an increase of $180.3 million in other accrued liabilities, due primarily to an increase in the fair value of our cash flow hedge liabilities related to our foreign currency exchange contracts and the pharmaceutical excise tax related to U.S. healthcare reform.

Cash Provided by Operating Activities

Cash provided by operating activities of $1.76 billion for the six months ended June 30, 2011 primarily related to net income of $1.39 billion, adjusted for non-cash items such as $155.8 million of depreciation and amortization expenses, $99.6 million of stock-based compensation expenses, $40.0 million of deferred income taxes and $75.0 million of net cash inflow related to changes in operating assets and liabilities. This was partially offset by $20.3 million of excess tax benefits from stock option exercises which we reclassified to cash used in financing activities.

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

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2011 was $770.2 million, consisting of a net use of $140.1 million in purchases of marketable securities, $588.6 million used in our recent acquisitions of Arresto and Calistoga and $41.5 million of capital expenditures.

Cash used in investing activities for the six months ended June 30, 2010 was $135.8 million, consisting of a net use of $108.1 million in purchases of marketable securities and $27.7 million of capital expenditures for the period.

Cash Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2011 was $886.9 million, driven primarily by $1.27 billion used to repurchase our common stock under our stock repurchase program, including commissions, and $650.0 million used to repay our 2011 Notes, partially offset by the $987.4 million of net proceeds from the issuance of our 2021 Notes.

Cash used in financing activities for the six months ended June 30, 2010 was $1.15 billion, driven primarily by $1.85 billion used to repurchase our common stock under our stock repurchase programs, partially offset by $500.0 million in proceeds from borrowings under our credit facility and $144.3 million of proceeds from issuances of common stock under our employee stock plans.

Other Information

Under our current three-year, $5.00 billion stock repurchase program authorized by our Board of Directors (Board) in May 2010, we repurchased $4.29 billion of our common stock through June 30, 2011. As of June 30, 2011, the remaining authorized amount of stock repurchases that may be made under our $5.00 billion repurchase program was $706.8 million. During the three months ended June 30, 2011, our total repurchase activity was $723.9 million which resulted in the repurchase and retirement of 17.8 million shares of our common stock at an average purchase price of $40.61 per share.

In January 2011, our Board authorized an additional three-year, $5.00 billion stock repurchase program which would be available for us to initiate upon the completion of our existing program authorized in May 2010. We intend to use the additional authorization to repurchase our shares from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically.

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. The credit agreement will terminate in December 2012 and all unpaid borrowings thereunder shall be due and payable at that time. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part without penalty, subject to certain conditions. As of June 30, 2011, approximately $1.25 billion was available to be drawn down under this credit agreement.

In March 2011, we issued the 2021 Notes in a registered offering for an aggregate principal amount of $1.00 billion. The 2021 Notes will mature on April 1, 2021 and pay interest at a fixed annual rate of 4.50%.

In May 2011, our 2011 Notes matured. We repaid an aggregate principal balance of $650.0 million. We also paid $36.1 million in cash related to the conversion spread of the 2011 Notes, which represents the conversion value in excess of the principal amount, and received $36.1 million in cash from our convertible note hedges related to the 2011 Notes. Warrants related to our 2011 Notes will expire in August 2011.

We believe that our existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our capital needs for the foreseeable future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to its existing standard for fair value measurement to achieve common guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. In addition, the amended standard revises certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting. The updated standard is effective for us beginning in the first quarter of 2012. Early adoption is not permitted. The adoption of these amendments is not expected to have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued an update to an existing standard for comprehensive income to make the presentation of items within other comprehensive income (OCI) more prominent. The updated standard prohibits the current presentation of OCI in the statement of stockholders’ equity and instead, provides public companies the option of presenting OCI in a continuous statement of comprehensive income or two separate consecutive statements. Additionally, the update requires that reclassification adjustments be displayed on the face of the financial statements where OCI is reported. The updated standard is effective for us beginning in the first quarter of 2012; however, early adoption is permitted and prior-year information would need to be presented in accordance with the requirements of the updated standard. Upon adoption, the updated standard will impact the presentation of our Condensed Consolidated Financial Statements; however it will have no impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

A portion of our marketable securities consist of auction rate securities. In 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high-quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program and are over-collateralized. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.16% to 1.09%. As of June 30, 2011, our auction rate securities continued to earn interest.

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

In 2010, we agreed to settle a portion of our outstanding accounts receivable with the Greek government in zero-coupon bonds issued by the Greek government. As of June 30, 2011, we received a total of $63.5 million in bonds. Currently, these bonds trade infrequently on the open market at a substantial discount to the face value. We believe we will be able to hold these securities until maturity. As a result, we do not anticipate that the illiquidity of these securities will have a material effect on our cash requirements or working capital.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2011 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Atripla and Truvada. In the notice related to Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In the notice related to Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, Bristol-Myers Squibb Company and Merck & Co., Inc. filed a lawsuit against Teva for infringement of the patents related to efavirenz.

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

We are currently dependent on sales of our products for the treatment of HIV infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the quarter ended June 30, 2011, Atripla and Truvada product sales together were $1.53 billion, or 72% of our total revenues. We may not be able to maintain or sustain the growth rate of sales of our HIV products, especially Atripla and Truvada, for any number of reasons including, but not limited to, the following:

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

If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with idiopathic pulmonary fibrosis (IPF). In April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of cystic fibrosis (CF) in patients with Burkholderia spp. In addition, our new drug application (NDA) for the single-tablet regimen of Truvada and Tibotec Pharmaceuticals’s investigational TMC278 for the treatment of HIV-1 infection in adults, which we re-filed in February 2011 in response to a “refuse to file” notification from the U.S. Food and Drug Administration (FDA) requesting additional information, may not be approved by the FDA. Further, even if marketing approval is granted, the product label negotiated with the FDA could limit the uptake of the product by patients.

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

•

we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax), calculated based on select government sales during the 2009 calendar year as a percentage of total industry government sales.

Some specific determinations necessary to implement the healthcare reform legislation have yet to be decided and communicated by the federal government. For example, we do not know how many or how quickly patients receiving our product under the Medicare Part D program will reach the “donut hole.” While we have received a preliminary estimate for the pharmaceutical excise tax, we are still awaiting the final invoice. Based on the information that we have received to date, we estimate the 2011 impact of the pharmaceutical excise tax to be approximately $50 million, which will be classified as selling, general and administrative (SG&A) expense. The excise tax is not tax deductible. In calculating the anticipated financial impacts of healthcare reform described above, we made several estimates and assumptions with respect to our expected payer mix and how the reforms will be implemented.

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

A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In addition, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. Given the current economic downturn, we have experienced a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. As a result of this shift, revenue growth may be lower than prescription growth. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida’s ADAP into industry-supported patient assistance programs. In recent quarters, due to the insufficiency of federal and state funds and as many states have reduced eligibility criteria, we have also seen and may continue to see an increase in the number of patients on ADAP wait lists. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

Approximately 46% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.

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

In the quarter ended June 30, 2011, approximately 82% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2010, our wholesalers increased their inventory levels for our antiviral products. In the first quarter of 2011, our wholesalers drew down on their inventory such that inventory levels for our antiviral products moved to the lower end of the contractual boundaries set by our inventory management agreements. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

In addition, the non-retail sector in the United States, which includes government institutions, including state ADAPs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. For example, in the first quarter of 2011, non-retail purchases, driven by certain state ADAPs, were lower as a percentage of their federal ADAP fiscal year purchases compared to the first quarters of 2009 and 2010. We believe this decrease was driven by uncertainty regarding the amount and availability of the federal ADAP budget for 2011-2012 and the lack of sufficient state funding. In the second quarter of 2011, only a portion of the full year federal budget was provided to the ADAPs, which resulted in measured purchasing by individual ADAPs during the quarter. Federal and state budget pressures, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand. As a result, we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future.

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

For example, lamivudine, marketed by this joint venture, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of both Atripla and Truvada. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States and we expect to see generic lamivudine in the United States in the near future. Generic lamivudine is available in Spain and Portugal, and recently received pricing approval in Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union.

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

Further, our marketed products and how we manufacture and sell these products are subject to extensive regulation and review. Discovery of previously unknown problems with our marketed products or problems with our manufacturing or promotional activities may result in restrictions on our products, including withdrawal of the products from the market. If we fail to comply with applicable regulatory requirements, including those related to promotion and manufacturing, we could be subject to penalties including fines, suspensions of regulatory approvals, product recalls, seizure of products and criminal prosecution. For example, on September 24, 2010, our San Dimas manufacturing facility received a Warning Letter from the FDA. See the Risk Factor entitled “Manufacturing problems could delay product shipments and regulatory approvals, which may adversely affect our results of operations.”

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

•

require sponsors to implement a Risk Evaluation and Mitigation Strategy for a product which could include a medication guide, patient package insert, a communication plan to healthcare providers or other elements as the FDA deems are necessary to assure safe use of the drug, which could include imposing certain restrictions on the distribution or use of a product.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with IPF and, in April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of CF in patients with Burkholderia spp. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including elvitegravir, our novel HIV integrase inhibitor for the treatment of HIV infection; and the fixed-dose regimen of elvitegravir, cobicistat and Truvada for the treatment of HIV in treatment-naïve patients; each currently in Phase 3 clinical trials that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

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

If we have a properly drafted and enforceable patent, it can be more difficult for our competitors to use our technology to create competitive products and more difficult for our competitors to obtain a patent that prevents us from using technology we create. As part of our business strategy, we actively seek patent protection both in the United States and internationally and file additional patent applications, when appropriate, to cover improvements in our compounds, products and technology.

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

Although we were successful in responding to the PTO actions in the instance above, similar organizations may still challenge our patents in U.S. and foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir disoproxil fumarate in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir disoproxil fumarate we have filed in Brazil. We then filed an appeal within the patent authority responding to the questions raised in the rejection. In July 2009, the Brazilian patent authority again rejected the application. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. We cannot predict the outcome of this proceeding on our tenofovir disoproxil fumarate patent application. If we are unsuccessful in our appeal to the courts of the decision by the patent authority, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil. In 2010, the Brazilian government purchased approximately $50.0 million of our HIV products. We are aware of applications from two generic companies to sell a generic version of Viread in Brazil, one of which has received approval from the Brazilian Health Ministry. If one or both of these generic applicants are able to compete for this contract for 2011, we would not expect the Brazilian government to purchase any of our HIV products in 2011.

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

In addition, we depend on a single supplier for high-quality cholesterol, which is used in the manufacture of AmBisome. We also depend on single suppliers for the active pharmaceutical ingredient of Vistide, Ranexa and Cayston and for the tableting of Emtriva and Letairis. Astellas US LLC, which markets Lexiscan in the United States, is responsible for the commercial manufacture and supply of product in the United States and is dependent on a single supplier for the active pharmaceutical ingredient of Lexiscan. Problems with any of the single suppliers we depend on may negatively impact our development and commercialization efforts.

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

Our European product sales to government-owned or supported customers in Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in an increase in days sales outstanding due to the average length of time that we have accounts receivable outstanding. Our accounts receivable in these countries totaled approximately $1.12 billion as of June 30, 2011, of which $547.9 million was more than 120 days past due based on contractual payment terms. As a result of the fiscal and debt crises in these countries, the number of days our invoices are past due has continued to increase in line with that being experienced by other pharmaceutical companies that are also selling directly to hospitals. Historically, receivables balances with certain publicly-owned hospitals accumulate over a period of time and are then subsequently settled as large lump sum payments. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected. For example, in 2011, the Greek government settled substantially all of its outstanding receivables subject to the bond settlement with zero-coupon bonds that trade at a discount to face value. As of June 30, 2011, we received a total of $63.5 million in bonds. Our allowance for doubtful accounts was adequate to cover the exposure related to the discount on these bonds. In Spain, Italy and Portugal we are actively pursuing collection of the overdue receivables and taking action as necessary to enforce our legal right to payment.

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

Expensive litigation and government investigations have reduced and may continue to reduce our earnings.

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

        In addition, in June 2011, we received a subpoena from the United States Attorney’s Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Atripla, Emtriva, Hepsera, Letairis, Truvada, Viread and our investigational fixed-dose combination of Truvada and Edurant.

The outcome of the lawsuits above, or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.

In some countries, we may be required to grant compulsory licenses for our products or face generic competition for our products.

In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. If we are unable to successfully appeal the decision by the patent authority in the courts, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil. In 2010, the Brazilian government purchased approximately $50.0 million of our HIV products. Further, we are aware of applications from two generic companies to sell a generic version of Viread in Brazil, one of which has received approval from the Brazilian Health Ministry. If one or both of these generic applicants are able to compete for this contract for 2011, we would not expect the Brazilian government to purchase any of our HIV products in 2011.

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

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the non-deductible pharmaceutical excise tax that we will be required to pay in the third quarter of 2011 as a result of the enactment of U.S. healthcare reform legislation, the accounting for stock options and other share-based payments, mergers and acquisitions, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our net income.

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2008 and 2009 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Resolution of one or more of these exposures in any reporting period could have a material impact on the results of operations for that period.

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

Under our current three-year, $5.00 billion stock repurchase program authorized by our Board of Directors (Board) in May 2010, we repurchased $4.29 billion of our common stock through June 30, 2011. As of June 30, 2011, the remaining authorized amount of stock repurchases that may be made under our $5.00 billion repurchase program was $706.8 million. During the six months ended June 30, 2011, our total repurchase activity was $1.27 billion which resulted in the repurchase and retirement of 31.8 million shares of our common stock at an average purchase price of $39.95 per share.

In January 2011, our Board authorized an additional three-year, $5.00 billion stock repurchase program which would be available for us to initiate upon the completion of our existing program authorized in May 2010.

The table below summarizes our stock repurchase activity for the three months ended June 30, 2011 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30	4,765		$40.60	4,760		$1,237,445
May 1 - May 31	4,468		$40.84	4,448		$1,055,805
June 1 - June 30	8,619		$40.50	8,618		$706,805

Total	17,852	(1)	$40.61	17,826	(1)

(1)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1	Underwriting Agreement, dated March 23, 2011, among Registrant and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters name in Schedule 1 thereto.

(2)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

±+(3)	2.2	Agreement and Plan of Merger among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc., dated as of June 23, 2010

≠+(4)	2.3	Agreement and Plan of Merger among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc., dated as of December 19, 2010

‡+(5)	2.4	Agreement and Plan of Merger among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited, Calistoga Pharmaceuticals, Inc. and Shareholder Representative Services LLC, as Stockholders’ Agent, dated as of February 21, 2011

+(5)	2.5	Amendment No. 1 to the Agreement and Plan of Merger, entered into as of March 24, 2011

(6)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 12, 2011

(7)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(8)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(6)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(9)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(10)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(11)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(12)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(12)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(13)	4.7	Indenture related to the Convertible Senior Notes, due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

(13)	4.8	Indenture related to the Convertible Senior Notes, due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

Exhibit Footnote	Exhibit Number	Description of Document
(14)	4.9	Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.10	First Supplemental Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.11	Form of Note (included in Exhibit 4.10 above)

(15)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(15)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(16)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(15)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(4)	10.7	Amendment No. 1 to Amended and Restated Credit Agreement and Limited Consent and Waiver dated as of June 3, 2009, among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders

(4)	10.8	Amendment No. 2 to Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders, dated December 22, 2010

(3)	10.9	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(3)	10.10	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(3)	10.11	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(3)	10.12	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(3)	10.13	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(3)	10.14	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(3)	10.15	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(3)	10.16	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

Exhibit Footnote	Exhibit Number	Description of Document
(17)	10.17	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.18	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.19	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.20	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.21	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(17)	10.22	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(17)	10.23	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(17)	10.24	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.25	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.26	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.27	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.28	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.29	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.30	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.31	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.32	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(18)	10.33	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(19)	10.34	Form of option agreements used under the 1991 Stock Option Plan

*(18)	10.35	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(20)	10.36	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

Exhibit Footnote	Exhibit Number	Description of Document
*(21)	10.37	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(22)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(23)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(24)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(25)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(5)	10.42	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(22)	10.43	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(23)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(23)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(24)	10.46	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(24)	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(24)	10.48	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(26)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(27)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

*(24)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(25)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*(5)	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(28)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(24)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(29)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

Exhibit Footnote	Exhibit Number	Description of Document
*(5)	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(25)	10.58	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(30)	10.59	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(31)	10.60	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(31)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(31)	10.62	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(32)	10.63	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(25)	10.64	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(22)	10.65	Gilead Sciences, Inc. Corporate Bonus Plan

*(6)	10.66	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(33)	10.67	2011 Base Salaries for the Named Executive Officers

*(34)	10.68	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(19)	10.69	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(19)	10.70	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(25)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(35)	10.72	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(23)	10.73	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(36)	10.74	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(37)	10.75	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(35)	10.76	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.77	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

Exhibit Footnote	Exhibit Number	Description of Document
+(38)	10.78	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(39)	10.79	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(40)	10.80	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(40)	10.81	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(41)	10.82	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(42)	10.83	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(42)	10.84	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(43)	10.85	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(43)	10.86	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(44)	10.87	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+(45)	10.88	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(46)	10.89	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(40)	10.90	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(47)	10.91	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(32)	10.92	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(5)	10.93	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

+(4)	10.94	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(38)	10.95	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(15)	10.96	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

Exhibit Footnote	Exhibit Number	Description of Document
+(3)	10.97	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(32)	10.98	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 28, 2011, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(33)	Information is included in Registrant’s Current Report on Form 8-K filed on January 25, 2011, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(37)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(40)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(41)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(42)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(43)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(44)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(45)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.
(46)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

±	The Agreement and Plan of Merger (the Merger Agreement) contains representations and warranties of Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Merger Agreement and have been used for the purpose of allocating risk among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. rather than establishing matters as facts.
≠	The Agreement and Plan of Merger (the Merger Agreement) contains representations and warranties of Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Merger Agreement and have been used for the purpose of allocating risk among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. rather than establishing matters as facts.
‡	The Agreement and Plan of Merger (the Merger Agreement) contains representations and warranties of Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Merger Agreement and have been used for the purpose of allocating risk among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. rather than establishing matters as facts.
*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC. (Registrant)

Date: August 5, 2011	/S/ JOHN C. MARTIN

John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	/S/ ROBIN L. WASHINGTON

Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1	Underwriting Agreement, dated March 23, 2011, among Registrant and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters name in Schedule 1 thereto.

(2)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

±+(3)	2.2	Agreement and Plan of Merger among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc., dated as of June 23, 2010

≠+(4)	2.3	Agreement and Plan of Merger among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc., dated as of December 19, 2010

‡+	2.4	Agreement and Plan of Merger among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited, Calistoga Pharmaceuticals, Inc. and Shareholder Representative Services LLC, as Stockholders’ Agent, dated as of February 21, 2011

+	2.5	Amendment No. 1 to the Agreement and Plan of Merger, entered into as of March 24, 2011

(5)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 8, 2008

(6)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(7)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(8)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on October 24, 2008

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(9)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(10)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(11)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(12)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(12)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(13)	4.7	Indenture related to the Convertible Senior Notes, due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

Exhibit Footnote	Exhibit Number	Description of Document
(13)	4.8	Indenture related to the Convertible Senior Notes, due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(14)	4.9	Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.10	First Supplemental Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.11	Form of Note (included in Exhibit 4.10 above)

(15)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(15)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(16)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(15)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(4)	10.7	Amendment No. 1 to Amended and Restated Credit Agreement and Limited Consent and Waiver dated as of June 3, 2009, among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders

(4)	10.8	Amendment No. 2 to Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders, dated December 22, 2010

(3)	10.9	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(3)	10.10	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(3)	10.11	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(3)	10.12	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

Exhibit Footnote	Exhibit Number	Description of Document
(3)	10.13	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(3)	10.14	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(3)	10.15	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(3)	10.16	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.17	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.18	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.19	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.20	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.21	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(17)	10.22	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(17)	10.23	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(17)	10.24	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.25	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.26	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.27	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.28	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.29	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.30	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

Exhibit Footnote	Exhibit Number	Description of Document
(17)	10.31	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.32	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(18)	10.33	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(19)	10.34	Form of option agreements used under the 1991 Stock Option Plan

*(18)	10.35	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(20)	10.36	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(21)	10.37	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(22)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(23)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(24)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(25)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*	10.42	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(22)	10.43	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(23)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(23)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(24)	10.46	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(24)	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(24)	10.48	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(26)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

Exhibit Footnote	Exhibit Number	Description of Document
*(27)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

*(24)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(25)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(28)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(24)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(29)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

*	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(25)	10.58	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(30)	10.59	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(31)	10.60	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(31)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(31)	10.62	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(32)	10.63	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(25)	10.64	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(22)	10.65	Gilead Sciences, Inc. Corporate Bonus Plan

*(22)	10.66	Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(33)	10.67	2011 Base Salaries for the Named Executive Officers

*(34)	10.68	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(19)	10.69	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(19)	10.70	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

Exhibit Footnote	Exhibit Number	Description of Document
*(25)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(35)	10.72	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(23)	10.73	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(36)	10.74	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(37)	10.75	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(35)	10.76	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.77	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(38)	10.78	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(39)	10.79	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(40)	10.80	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(40)	10.81	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(41)	10.82	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(42)	10.83	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(42)	10.84	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(43)	10.85	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

Exhibit Footnote	Exhibit Number	Description of Document
(43)	10.86	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(44)	10.87	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+(45)	10.88	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(46)	10.89	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(40)	10.90	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(47)	10.91	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(32)	10.92	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+	10.93	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

+(4)	10.94	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(38)	10.95	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(15)	10.96	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

+(3)	10.97	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(32)	10.98	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

Exhibit Footnote	Exhibit Number	Description of Document
	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 28, 2011, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 28, 2008, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(33)	Information is included in Registrant’s Current Report on Form 8-K filed on January 25, 2011, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(37)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(40)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(41)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(42)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(43)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(44)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(45)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.
(46)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

±	The Agreement and Plan of Merger (the CGI Merger Agreement) contains representations and warranties of Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the CGI Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the CGI Merger Agreement and have been used for the purpose of allocating risk among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. rather than establishing matters as facts.
≠	The Agreement and Plan of Merger (the Arresto Merger Agreement) contains representations and warranties of Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Arresto Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Arresto Merger Agreement and have been used for the purpose of allocating risk among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. rather than establishing matters as facts.
‡	The Agreement and Plan of Merger (the Calistoga Merger Agreement) contains representations and warranties of Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Calistoga Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Calistoga Merger Agreement and have been used for the purpose of allocating risk among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. rather than establishing matters as facts.
*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.