Form 10-Q
period 2011-09-30
GILEAD SCIENCES INC
filed 2011-11-04
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 28, 2011: 751,139,232

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, TRUVADA®, VIREAD®, HEPSERA®, AMBISOME®, EMTRIVA®, COMPLERA®, VISTIDE®, LETAIRIS®, VOLIBRIS®, RANEXA®, CAYSTON® and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$909,359	$907,879
Short-term marketable securities	1,347,776	1,190,789
Accounts receivable, net	1,867,092	1,621,966
Inventories	1,337,751	1,203,809
Deferred tax assets	283,856	279,339
Prepaid taxes	194,973	320,424
Prepaid expenses	90,817	67,632
Other current assets	115,643	116,244

Total current assets	6,147,267	5,708,082
Property, plant and equipment, net	761,190	701,235
Noncurrent portion of prepaid royalties	181,080	203,790
Noncurrent deferred tax assets	82,728	153,379
Long-term marketable securities	3,224,981	3,219,403
Intangible assets	2,111,003	1,425,592
Other noncurrent assets	131,649	181,149

Total assets	$12,639,898	$11,592,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,063,723	$803,025
Accrued government rebates	412,372	325,018
Accrued compensation and employee benefits	149,092	147,632
Income taxes payable	33,672	1,862
Other accrued liabilities	495,312	437,893
Deferred revenues	68,673	103,175
Current portion of long-term debt and other obligations, net	1,587	646,345

Total current liabilities	2,224,431	2,464,950
Long-term deferred revenues	34,704	32,844
Long-term debt, net	3,891,758	2,838,573
Long-term income taxes payable	117,025	107,025
Other long-term obligations	138,774	27,401
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 756,094 and 801,998 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	757	802
Additional paid-in capital	4,809,752	4,648,286
Accumulated other comprehensive income (loss)	(15,541)	30,911
Retained earnings	1,321,796	1,183,730

Total Gilead stockholders’ equity	6,116,764	5,863,729
Noncontrolling interest	116,442	258,108

Total stockholders’ equity	6,233,206	6,121,837

Total liabilities and stockholders’ equity	$12,639,898	$11,592,630

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$2,065,859	$1,865,559	$5,969,025	$5,459,683
Royalty revenues	51,629	69,358	204,615	480,829
Contract and other revenues	4,172	2,739	11,367	10,221

Total revenues	2,121,660	1,937,656	6,185,007	5,950,733

Costs and expenses:
Cost of goods sold	531,989	477,584	1,539,963	1,373,539
Research and development	290,066	230,440	826,915	680,170
Selling, general and administrative	295,927	250,559	895,764	764,183

Total costs and expenses	1,117,982	958,583	3,262,642	2,817,892

Income from operations	1,003,678	979,073	2,922,365	3,132,841
Interest and other income, net	14,406	15,593	40,216	49,523
Interest expense	(43,097)	(33,620)	(130,420)	(68,339)

Income before provision for income taxes	974,987	961,046	2,832,161	3,114,025
Provision for income taxes	237,449	258,883	704,861	850,641

Net income	737,538	702,163	2,127,300	2,263,384
Net loss attributable to noncontrolling interest	3,586	2,713	11,192	8,454

Net income attributable to Gilead	$741,124	$704,876	$2,138,492	$2,271,838

Net income per share attributable to Gilead common stockholders—basic	$0.97	$0.85	$2.72	$2.61

Shares used in per share calculation—basic	767,033	833,006	787,272	871,887

Net income per share attributable to Gilead common stockholders—diluted	$0.95	$0.83	$2.66	$2.55

Shares used in per share calculation—diluted	781,312	847,228	802,762	890,216

See accompanying notes.

GILEAD SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income	$2,127,300	$2,263,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	53,232	49,375
Amortization expense	175,575	138,585
Stock-based compensation expenses	145,775	146,690
Excess tax benefits from stock-based compensation	(30,255)	(68,642)
Tax benefits from employee stock plans	26,574	69,940
Deferred income taxes	43,415	42,720
Other non-cash transactions	47,159	(19,621)
Changes in operating assets and liabilities:
Accounts receivable, net	(221,393)	(352,081)
Inventories	(136,684)	(228,263)
Prepaid expenses and other assets	13,373	(5,818)
Accounts payable	257,805	141,692
Income taxes payable	85,177	(135,499)
Accrued liabilities	106,492	97,115
Deferred revenues	(32,642)	(30,507)

Net cash provided by operating activities	2,660,903	2,109,070

Investing Activities:
Purchases of marketable securities	(4,161,322)	(3,800,280)
Proceeds from sales of marketable securities	3,498,720	1,808,222
Proceeds from maturities of marketable securities	506,513	591,646
Acquisitions, net of cash acquired	(588,608)	(91,000)
Capital expenditures and other	(105,794)	(38,523)

Net cash used in investing activities	(850,491)	(1,529,935)

Financing Activities:
Proceeds from issuances of senior notes, net of issuance costs	987,370	—
Proceeds from issuances of convertible notes, net of issuance costs	—	2,462,500
Proceeds from sale of warrants	—	155,425
Purchases of convertible note hedges	—	(362,622)
Proceeds from issuances of common stock	158,234	166,826
Proceeds from credit facility	—	500,000
Repayments of credit facility	—	(500,000)
Repurchases of common stock	(2,156,830)	(3,407,055)
Repayment of convertible senior notes	(649,987)	—
Repayments of other long-term obligations	(1,619)	(5,589)
Excess tax benefits from stock-based compensation	30,255	68,642
Distributions (to) from noncontrolling interest	(130,474)	42,819

Net cash used in financing activities	(1,763,051)	(879,054)

Effect of exchange rate changes on cash	(45,881)	49,954

Net change in cash and cash equivalents	1,480	(249,965)
Cash and cash equivalents at beginning of period	907,879	1,272,958

Cash and cash equivalents at end of period	$909,359	$1,022,993

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

In May 2011, our 2011 Notes matured and as a result, we have only considered their impact for the period they were outstanding on our net income per share calculations. In August 2011, the warrants related to our 2011 Notes expired and as a result, we have only considered their impact for the period they were outstanding on our net income per share calculations.

During the three and nine months ended September 30, 2011 and 2010, the average market prices of our common stock exceeded the conversion prices of the 2011 Notes and the 2013 Notes, and the dilutive effects are included in the accompanying table. During the three and nine months ended September 30, 2011 and 2010, the average market prices of our common stock did not exceed the conversion prices of the 2014 Notes and 2016 Notes, which were issued in July 2010, and therefore did not have a dilutive effect on our net income per share for those periods.

Warrants relating to the 2011 Notes, 2013 Notes, 2014 Notes and 2016 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80, $53.90, $56.76 and $60.10, respectively. The average market prices of our common stock during each of the three and nine months ended September 30, 2011 and 2010 did not exceed the warrants’ exercise prices relating to any of the Convertible Notes; therefore, these warrants did not have a dilutive effect on our net income per share for those periods.

Stock options to purchase approximately 21.0 million and 21.4 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2011, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive. Stock options to purchase approximately 27.1 million and 22.6 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Gilead	$741,124	$704,876	$2,138,492	$2,271,838

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	767,033	833,006	787,272	871,887
Effect of dilutive securities:
Stock options and equivalents	13,548	14,222	14,452	17,120
Conversion spread related to the 2011 Notes	—	—	253	461
Conversion spread related to the 2013 Notes	731	—	785	748

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	781,312	847,228	802,762	890,216

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

We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2011.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The standard is effective for us beginning in the first quarter of fiscal 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

2. FAIR VALUE MEASUREMENTS

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable, and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. The carrying value and fair value of the Convertible Notes were $2.90 billion and $3.53 billion, respectively, as of September 30, 2011. The carrying value and fair value of the Convertible Notes were $3.48 billion and $3.97 billion, respectively, as of December 31, 2010. In March 2011, we issued senior unsecured notes due in 2021 (2021 Notes) in a registered offering for an aggregate principal amount of $1.00 billion. The carrying value and fair value of the 2021 Notes were $991.9 million and $1.07 billion, respectively, as of September 30, 2011. The fair value of the Convertible Notes and 2021 Notes were based on their quoted market values.

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

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and classification by level of input within the fair value hierarchy defined above (in thousands):

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$1,155,328	$—	$—	$1,155,328	$1,355,437	$—	$—	$1,355,437
Money market funds	372,260	—	—	372,260	520,063	—	—	520,063
U.S. government agencies and FDIC guaranteed securities	—	1,090,587	—	1,090,587	—	1,296,110	—	1,296,110
Municipal debt securities	—	24,591	—	24,591	—	17,625	—	17,625
Non-U.S. government securities	—	211,764	25,314	237,078	—	278,610	9,594	288,204
Corporate debt securities	—	1,703,869	—	1,703,869	—	1,119,254	—	1,119,254
Residential mortgage and asset-backed securities	—	316,526	—	316,526	—	277,043	—	277,043
Student loan-backed securities	—	—	56,507	56,507	—	—	70,771	70,771

Total debt securities	1,527,588	3,347,337	81,821	4,956,746	1,875,500	2,988,642	80,365	4,944,507
Equity securities	5,267	—	—	5,267	4,631	—	—	4,631
Derivatives	—	46,229	—	46,229	—	64,461	—	64,461

	$1,532,855	$3,393,566	$81,821	$5,008,242	$1,880,131	$3,053,103	$80,365	$5,013,599

Liabilities:
Contingent consideration	$—	$—	$128,305	$128,305	$—	$—	$11,100	$11,100
Derivatives	—	39,119	—	39,119	—	38,553	—	38,553

	$—	$39,119	$128,305	$167,424	$—	$38,553	$11,100	$49,653

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

The following table is a reconciliation of marketable securities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$104,145	$94,062	$80,365	$105,662
Total realized and unrealized gains (losses) included in:
Interest and other income, net	1,707	—	4,578	115
Other comprehensive income, net	(22,681)	2,299	(28,375)	4,066
Sales of marketable securities	(1,350)	(8,050)	(28,630)	(21,532)
Transfers into Level 3	—	—	53,883	—

Balance, end of period	$81,821	$88,311	$81,821	$88,311

Total losses included in interest and other income, net attributable to the change in unrealized losses relating to assets still held at the reporting date	$—	$—	$—	$—

Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.

Marketable securities, measured at fair value using Level 3 inputs, are comprised of auction rate securities and Greek government-issued bonds within our available-for-sale investment portfolio. The underlying assets of our auction rate securities consist of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of three to seven years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed and other fixed income securities, adjusted for an illiquidity discount. This resulted in an annual discount rate of 2.38%. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.14% to 0.90%. As of September 30, 2011, our auction rate securities continued to earn interest. Although there continued to be failed auctions as well as lack of market activity and liquidity, we believe we had no other-than-temporary impairments on these securities as of September 30, 2011 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

In 2010, the Greek government agreed to settle the majority of its aged outstanding accounts receivable with zero-coupon bonds, which were expected to trade at a discount to face value. As of September 30, 2011, we had received a total of $63.5 million in bonds, of which $53.9 million were received during the nine months ended September 30, 2011 and were included in transfers into Level 3. We have measured the fair value of the Greek zero-coupon bonds using Level 3 inputs due to the current lack of market activity and liquidity. The discount rates used in our fair value model for these bonds were based on credit default swap rates. We have the ability and intent to hold these bonds until maturity. Therefore, we believe we had no other-than-temporary impairments on these investments as of September 30, 2011.

As of September 30, 2011, our auction rate securities and Greek government-issued bonds were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheet. As of December 31, 2010, our auction rate securities and substantially all of our Greek government-issued bonds were recorded in long-term marketable securities on our Consolidated Balance Sheet.

As of September 30, 2011, we had contingent consideration liabilities totaling $128.3 million. These liabilities were incurred as a result of our acquisitions of CGI Pharmaceuticals, Inc. (CGI) in July 2010, Arresto Biosciences, Inc. (Arresto) in January 2011 and Calistoga Pharmaceuticals, Inc. (Calistoga) in April 2011. The fair value measurements of contingent consideration obligations are based on significant unobservable inputs, and accordingly, such amounts are considered Level 3 measurements. The majority of our contingent consideration liabilities is related to our acquisition of Calistoga. The estimated fair value of the contingent consideration liabilities for the Calistoga acquisition was based on the probability of technical and regulatory success to achieve each of the milestone events at the expected dates and the present value of the total earnout amount. We estimated the fair value using a discount rate of 8.00%. For the three and nine months ended September 30, 2011, changes in the fair values of our contingent consideration liabilities were not significant. See Note 5 for a description of our acquisitions.

3. AVAILABLE-FOR-SALE SECURITIES

The following table is a summary of available-for-sale debt and equity securities recorded in cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
Debt securities:
U.S. treasury securities	$1,147,146	$8,505	$(322)	$1,155,329
Money market funds	372,260	—	—	372,260
U.S. government agencies and FDIC guaranteed securities	1,082,230	8,593	(236)	1,090,587
Municipal debt securities	24,410	183	(2)	24,591
Non-U.S. government securities	266,234	1,450	(30,606)	237,078
Corporate debt securities	1,698,857	9,242	(4,231)	1,703,868
Residential mortgage and asset-backed securities	317,371	1,063	(1,908)	316,526
Student loan-backed securities	61,300	—	(4,793)	56,507

Total debt securities	4,969,808	29,036	(42,098)	4,956,746
Equity securities	1,451	3,816	—	5,267

Total	$4,971,259	$32,852	$(42,098)	$4,962,013

December 31, 2010
Debt securities:
U.S. treasury securities	$1,349,348	$7,109	$(1,020)	$1,355,437
Money market funds	520,063	—	—	520,063
U.S. government agencies and FDIC guaranteed securities	1,284,654	11,919	(463)	1,296,110
Municipal debt securities	17,543	103	(21)	17,625
Non-U.S. government securities	286,410	1,880	(86)	288,204
Corporate debt securities	1,112,976	8,040	(1,762)	1,119,254
Residential mortgage and asset-backed securities	277,359	923	(1,239)	277,043
Student loan-backed securities	75,900	—	(5,129)	70,771

Total debt securities	4,924,253	29,974	(9,720)	4,944,507
Equity securities	1,451	3,180	—	4,631

Total	$4,925,704	$33,154	$(9,720)	$4,949,138

The following table summarizes the classification of the available-for-sale debt and equity securities on our Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$389,256	$538,946
Short-term marketable securities	1,347,776	1,190,789
Long-term marketable securities	3,224,981	3,219,403

Total	$4,962,013	$4,949,138

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$1,732,877	$1,737,032	$1,726,095	$1,729,735
Greater than one year but less than five years	3,103,055	3,090,532	3,022,744	3,044,114
Greater than five years but less than ten years	32,160	32,703	33,076	33,580
Greater than ten years	101,716	96,479	142,338	137,078

Total	$4,969,808	$4,956,746	$4,924,253	$4,944,507

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross realized gains on sales	$4,830	$1,290	$13,784	$10,588
Gross realized losses on sales	$(644)	$(260)	$(2,421)	$(2,434)

The cost of securities sold was determined based on the specific identification method.

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
Debt securities:
U.S. treasury securities	$(322)	$249,055	$—	$—	$(322)	$249,055
U.S. government agencies and FDIC guaranteed securities	(236)	179,879	—	—	(236)	179,879
Municipal debt securities	(2)	9,785	—	—	(2)	9,785
Non-U.S. government securities	(30,604)	25,314	(2)	2,995	(30,606)	28,309
Corporate debt securities	(4,182)	548,008	(49)	6,298	(4,231)	554,306
Residential mortgage and asset-backed securities	(739)	100,102	(1,169)	60,755	(1,908)	160,857
Student loan-backed securities	—	—	(4,793)	56,507	(4,793)	56,507

Total	$(36,085)	$1,112,143	$(6,013)	$126,555	$(42,098)	$1,238,698

December 31, 2010
Debt securities:
U.S. treasury securities	$(1,020)	$531,184	$—	$—	$(1,020)	$531,184
U.S. government agencies and FDIC guaranteed securities	(463)	226,176	—	—	(463)	226,176
Municipal debt securities	(21)	4,688	—	—	(21)	4,688
Non-U.S. government securities	(86)	44,317	—	—	(86)	44,317
Corporate debt securities	(1,762)	459,412	—	—	(1,762)	459,412
Residential mortgage and asset-backed securities	(1,239)	197,330	—	—	(1,239)	197,330
Student loan-backed securities	—	—	(5,129)	70,771	(5,129)	70,771

Total	$(4,591)	$1,463,107	$(5,129)	$70,771	$(9,720)	$1,533,878

As of September 30, 2011 and December 31, 2010, approximately 31% and 34%, respectively, of the total number of securities were in an unrealized loss position. The gross unrealized losses for auction rate securities were caused by a higher discount rate used in the valuation of these securities as compared to the coupon rates of these securities. The gross unrealized losses for the other securities were primarily the result of a lack of market activity and liquidity of the underlying securities. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of September 30, 2011 and December 31, 2010 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

During the three and nine months ended September 30, 2011, we recorded net unrealized losses on available-for-sale securities of $24.8 million and $24.1 million, respectively, in accumulated other comprehensive income (OCI) and reclassified gains of $2.6 million and $7.2 million, respectively, out of accumulated OCI into interest and other income, net. Comparatively, during the three and nine months ended September 30, 2010, we recorded net unrealized gains on available-for-sale securities of $9.7 million and $18.4 million, respectively, in accumulated OCI and reclassified gains of $1.0 million and $5.0 million, respectively, out of accumulated OCI into interest and other income, net.

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

We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in interest and other income, net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated OCI within stockholders’ equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at September 30, 2011 will be reclassified to product sales within 12 months.

We had notional amounts on foreign currency exchange contracts outstanding of $3.94 billion and $3.55 billion at September 30, 2011 and December 31, 2010, respectively.

The following table summarizes information about the fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2011
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$26,835	Other accrued liabilities	$38,709
Foreign currency exchange contracts	Other noncurrent assets	19,386	Other long-term obligations	146

Total derivatives designated as hedges		46,221		38,855

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	8	Other accrued liabilities	264

Total derivatives not designated as hedges		8		264

Total derivatives		$46,229		$39,119

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$59,276	Other accrued liabilities	$36,493
Foreign currency exchange contracts	Other noncurrent assets	5,089	Other long-term obligations	2,022

Total derivatives designated as hedges		64,365		38,515

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	96	Other accrued liabilities	38

Total derivatives not designated as hedges		96		38

Total derivatives		$64,461		$38,553

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives designated as hedges:
Net gains (losses) recognized in OCI (effective portion)	$107,871	$(174,321)	$(66,236)	$76,023
Net gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$(44,072)	$31,526	$(55,088)	$69,080
Net losses recognized in interest and other income, net (ineffective portion and amounts excluded from effectiveness testing)	$(7,759)	$5,158	$(10,825)	$3,493
Derivatives not designated as hedges:
Net gains (losses) recognized in interest and other income, net	$86,781	$(106,918)	$(33,409)	$31,916

The net unrealized gains related to our cash flow hedges included in accumulated OCI, net of taxes, were $7.6 million at September 30, 2011. Net unrealized gains related to our cash flow hedges included in accumulated OCI, net of taxes, were $21.6 million at December 31, 2010.

There were no material amounts recorded in interest and other income, net, for the three or nine months ended September 30, 2011 and 2010 as a result of the discontinuance of cash flow hedges.

5. ACQUISITIONS

Arresto Biosciences, Inc.

In December 2010, we entered into an agreement to acquire Arresto for $225.0 million plus potential future payments based on the achievement of certain sales targets. This transaction closed on January 14, 2011, at which time Arresto became a wholly-owned subsidiary. Arresto was a privately-held, development-stage biotechnology company based in Palo Alto, California, focused on developing antibodies for the potential treatment of fibrotic diseases and cancer. The lead product from the acquisition of Arresto is GS 6224 (formerly AB0024), a humanized monoclonal antibody (mAb) targeting the human lysyl oxidase-like-2 (LOXL2) protein. GS 6224 is currently being evaluated in several clinical studies evaluating its potential in idiopathic pulmonary fibrosis, oncology, myelofibrosis and liver fibrosis. We believe that Arresto’s pipeline and research and development expertise are well aligned with our areas of focus.

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

IPR&D

Intangible assets associated with in-process research and development (IPR&D) projects relate to the GS 6224 product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $117.0 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 16%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Arresto. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the intangible assets. The projected cash flows from the IPR&D projects were based on key assumptions such as: estimates of revenues and operating profits related to each project considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the U.S. Food and Drug Administration (FDA) and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

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

IPR&D

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

Oceanside Research and Clinical Manufacturing Facility

In August 2011, we entered into a definitive agreement to purchase a clinical biologics manufacturing facility and certain process development assets located in Oceanside, California from Genentech, a member of the Roche Group. We paid a total purchase price of $28.3 million in cash including transaction costs. We accounted for this transaction, which closed in September 2011, as an asset acquisition. The purchase price was allocated based on the fair value of the acquired tangible assets, which consisted primarily of property, plant and equipment.

The estimated fair value of the equipment and buildings was determined using the cost approach. The fair value of the equipment was based on the replacement cost less any related depreciation. The fair value of the buildings was based on the cost to construct a similar building less any related depreciation or economic obsolescence. The estimated fair value of the land was determined using the market approach, and was based on recent sales of comparable properties.

The acquired facility is currently designed and equipped to produce biologic compounds for toxicological, Phase 1 and Phase 2 clinical studies. Initially, we will use the facility for the process development and manufacture of GS 6624 (formerly AB0024), an investigational monoclonal antibody candidate in development for treatment of certain cancers and for fibrotic diseases, and another antibody which is currently in preclinical testing.

6. INVENTORIES

Inventories are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$866,413	$408,015
Work in process	175,545	454,652
Finished goods	295,793	341,142

Total	$1,337,751	$1,203,809

As of September 30, 2011 and December 31, 2010, the joint ventures formed by Gilead and BMS, which are included in our Condensed Consolidated Financial Statements, held $971.9 million and $811.9 million in inventory, respectively, of efavirenz active pharmaceutical ingredient purchased from BMS at BMS’s estimated net selling price of efavirenz.

7. INTANGIBLE ASSETS

The following table summarizes the carrying amount of our intangible assets (in thousands):

	September 30, 2011	December 31, 2010
Goodwill	$1,004,102	$532,669
Finite lived intangible assets	814,071	863,393
Indefinite lived intangible assets	292,830	29,530

Total	$2,111,003	$1,425,592

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2010	$532,669
Goodwill resulting from the acquisition of Arresto	134,482
Goodwill resulting from the acquisition of Calistoga	336,951

Balance at September 30, 2011	$1,004,102

The following table summarizes our finite-lived intangible assets (in thousands):

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset—Ranexa	$688,400	$86,523	$688,400	$54,795
Intangible asset—Lexiscan	262,800	63,287	262,800	43,979
Other	24,995	12,314	22,095	11,128

Total	$976,195	$162,124	$973,295	$109,902

Amortization expense related to intangible assets was $17.4 million and $52.2 million for the three and nine months ended September 30, 2011, respectively, and was recorded in cost of goods sold in our Condensed Consolidated Statements of Income. Amortization expense related to intangible assets was $14.9 million and $44.9 million for the three and nine months ended September 30, 2010, respectively, and was recorded in cost of goods sold in our Condensed Consolidated Statements of Income.

As of September 30, 2011, the estimated future amortization expense associated with our intangible assets for the remaining three months of 2011 and each of the five succeeding fiscal years are as follows (in thousands):

Fiscal Year	Amount
2011 (remaining three months)	$17,407
2012	76,081
2013	82,391
2014	91,246
2015	100,952
2016	113,053

Total	$481,130

As of December 31, 2010, we had indefinite-lived intangible assets of $29.5 million, which consisted of $26.6 million and $2.9 million of purchased IPR&D from our acquisitions of CGI and CV Therapeutics, Inc. (CV Therapeutics), respectively. In the first quarter of 2011, the $2.9 million purchased IPR&D project from CV Therapeutics was completed and reclassified as a finite-lived intangible asset, and is currently being amortized over its estimated useful life. As of September 30, 2011, we had indefinite-lived intangible assets of $292.8 million related to purchased IPR&D from our acquisitions of CGI, Arresto and Calistoga.

8. COLLABORATIVE ARRANGEMENTS

From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or appropriate disclosure based on applicable guidance. Contractual terms which provide us control over an entity may require us to consolidate the entity. Entities consolidated because they are controlled by means other than a majority voting interest are referred to as variable interest entities (VIE). We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2011, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.

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

We share marketing and sales efforts with BMS and both parties are obligated to provide equivalent sales force efforts for a minimum number of years. Under the terms of the agreement, after the first quarter of 2011, the parties will only share in a limited number of activities in the United States that will be jointly managed. The parties will continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. In July 2006, the joint venture received approval from the FDA to sell Atripla in the United States. In September 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada and in October 2007, the joint venture received approval from Health Canada to sell Atripla in Canada. As of September 30, 2011 and December 31, 2010, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of September 30, 2011 and December 31, 2010, total assets held by the joint venture were $1.33 billion and $1.45 billion, respectively, and consisted primarily of cash and cash equivalents, accounts receivable (including intercompany receivables with Gilead) and inventories. As of September 30, 2011 and December 31, 2010, total liabilities held by the joint venture were $1.02 billion and $759.5 million, respectively, and consisted primarily of accounts payable (including intercompany payables with Gilead) and other accrued expenses. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we are the primary beneficiary of the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets.

Europe

In December 2007, Gilead Sciences Limited (GSL), a wholly-owned subsidiary in Ireland, and BMS entered into a collaboration arrangement to commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS’s estimated net selling price of efavirenz in the European Territory. We are responsible for product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we co-promote Atripla with BMS. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. In December 2007, the European Commission approved Atripla for sale in the European Union. As of September 30, 2011 and December 31, 2010, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.

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

9. LONG-TERM OBLIGATIONS

Financing Arrangements

The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

	September 30, 2011	December 31, 2010
2011 convertible senior notes	$—	$638,991
2013 convertible senior notes	599,324	576,884
2014 convertible senior notes	1,174,494	1,153,805
2016 convertible senior notes	1,126,089	1,107,884
2021 senior unsecured notes	991,851	—

Total debt, net	$3,891,758	$3,477,564
Less current portion (2011 convertible senior notes)	—	638,991

Total long-term debt, net	$3,891,758	$2,838,573

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

Maturity of 2011 Convertible Senior Notes

In May 2011, our 2011 Notes matured and we repaid the aggregate principal balance of $650.0 million. We also paid $36.1 million in cash related to the conversion spread of the 2011 Notes, which represents the conversion value in excess of the principal amount, and received $36.1 million in cash from our convertible note hedges related to the 2011 Notes. Warrants related to our 2011 Notes expired in August 2011.

Credit Facility

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. The credit agreement will terminate in December 2012 and all unpaid borrowings thereunder shall be due and payable at that time. As of September 30, 2011, we had $2.4 million in letters of credit outstanding under the $1.25 billion credit agreement. We are required to comply with certain covenants under the credit agreement and as of September 30, 2011, we were in compliance with all such covenants.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In June 2011, we received a subpoena from the United States Attorney’s Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Atripla, Emtriva, Hepsera, Letairis, Truvada, Viread and Complera. We have been cooperating and will continue to cooperate with this governmental inquiry. An estimate of a possible loss or range of losses cannot be determined given we are at the early stage of the inquiry.

We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that any of these legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

11. STOCK-BASED COMPENSATION EXPENSES

The following table summarizes the stock-based compensation expenses included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of goods sold	$2,234	$2,728	$7,765	$8,548
Research and development expenses	18,389	20,946	54,529	62,536
Selling, general and administrative expenses	25,897	28,128	83,821	75,606

Stock-based compensation expenses included in total costs and expenses	46,520	51,802	146,115	146,690
Income tax effect	(11,299)	(13,990)	(36,365)	(40,070)

Stock-based compensation expenses included in net income	$35,221	$37,812	$109,750	$106,620

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

During the three and nine months ended September 30, 2011, we retired a total of $883.6 million or 22.4 million shares of common stock and $2.16 billion or 54.2 million shares of common stock, respectively. We completed our May 2010, three-year, $5.00 billion stock repurchase program, which retired 135.5 million shares at an average purchase price of $36.89 per share. Upon completion of this repurchase program, we initiated purchases under our January 2011, three-year, $5.00 billion stock repurchase program. As of September 30, 2011, the remaining authorized amount of stock repurchases that may be made under our repurchase program was $4.82 billion.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (APIC) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the nine months ended September 30, 2011, we reduced common stock and APIC by an aggregate of $168.2 million and charged $2.00 billion to retained earnings.

Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$737,538	$702,163	$2,127,300	$2,263,384
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	(3,958)	8,025	(1,122)	(3,729)
Net unrealized gain (loss) on available-for-sale securities, net of related tax effects	(27,442)	8,813	(31,284)	13,441
Net unrealized gain (loss) on cash flow hedges, net of related tax effects	149,138	(198,977)	(14,048)	3,531

Total other comprehensive income (loss)	117,738	(182,139)	(46,454)	13,243

Comprehensive income	855,276	520,024	2,080,846	2,276,627
Comprehensive loss attributable to noncontrolling interest	3,586	2,713	11,192	8,454

Comprehensive income attributable to Gilead	$858,862	$522,737	$2,092,038	$2,285,081

13. SEGMENT INFORMATION

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment because our major products, Atripla, Truvada and Viread, which together accounted for substantially all of our total product sales for the three and nine months ended September 30, 2011 and 2010, have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Antiviral products:
Atripla	$794,699	$742,692	$2,361,203	$2,151,368
Truvada	744,727	668,741	2,129,139	1,968,222
Viread	192,887	184,263	546,999	541,121
Hepsera	35,631	47,519	112,383	156,977
Emtriva	7,667	6,696	20,975	20,597
Complera	19,044	—	19,044	—

Total antiviral products	1,794,655	1,649,911	5,189,743	4,838,285
AmBisome	82,241	75,132	249,372	230,355
Letairis	78,954	60,446	214,765	176,293
Ranexa	81,983	60,312	236,353	172,015
Other products	28,026	19,758	78,792	42,735

Total product sales	$2,065,859	$1,865,559	$5,969,025	$5,459,683

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product-related contract revenues are attributed to countries based on ship-to location. Royalty and non-product related contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$1,182,181	$1,071,770	$3,362,596	$3,124,137
Outside of the United States:
Switzerland	32,846	53,535	141,467	414,618
France	154,684	126,485	437,602	376,564
Spain	127,102	101,421	376,409	338,706
United Kingdom	129,978	105,186	373,604	322,885
Italy	93,082	78,395	302,658	261,519
Germany	98,155	70,077	269,072	195,084
Other European countries	128,570	177,356	430,507	509,050
Other countries	175,062	153,431	491,092	408,170

Total revenues outside of the United States	939,479	865,886	2,822,411	2,826,596

Total revenues	$2,121,660	$1,937,656	$6,185,007	$5,950,733

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a % of total revenues):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cardinal Health, Inc.	18%	17%	17%	17%
McKesson Corp.	15%	14%	15%	14%
AmerisourceBergen Corp.	13%	13%	13%	12%

14. INCOME TAXES

Our income tax rate of 24.4% and 24.9% for the three and nine months ended September 30, 2011, respectively, differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S subsidiaries that are considered indefinitely invested outside of the United States, partially offset by state taxes and the non-deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service (IRS) for the 2008 and 2009 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Each quarter, we evaluate our exposures associated with our tax filing positions.

As of September 30, 2011, we believe it is reasonably possible that our unrecognized tax benefits will not significantly change in the next 12 months as we do not expect to have clarification from the IRS and other tax authorities around any of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2010 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are presented in U.S. dollars.

Management Overview

We are a biopharmaceutical company that discovers, develops and commercializes innovative therapeutics in areas of unmet medical need. Our mission is to advance the care of patients suffering from life threatening diseases worldwide. Headquartered in Foster City, California, we have operations in North America, Europe and Asia Pacific. We market products in the HIV/AIDS, liver disease, respiratory and cardiovascular/metabolic therapeutic areas. Our product portfolio is comprised of Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Truvada® (emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), Viread® (tenofovir disoproxil fumarate), Emtriva® (emtricitabine) and Complera® (emtricitabine 200 mg/rilpilvirine 25 mg/tenofovir disoproxil fumarate 300 mg) for the treatment of human immunodeficiency virus (HIV) infection; Hepsera® (adefovir dipivoxil) and Viread for the treatment of chronic hepatitis B; AmBisome® (amphotericin B) liposome for injection for the treatment of severe fungal infections; Letairis® (ambrisentan) for the treatment of pulmonary arterial hypertension (PAH); Ranexa® (ranolazine) for the treatment of chronic angina; Cayston® (aztreonam for inhalation solution) as a treatment to improve respiratory symptoms in cystic fibrosis (CF) patients with Pseudomonas aeruginosa; and Vistide® (cidofovir injection) for the treatment of cytomegalovirus infection.

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

Business Highlights

During the third quarter of 2011, we continued to grow our business with increased product sales of 11% over the same quarter in 2010 driven primarily by increased market demand across our therapeutic areas and geographies. We expanded our single-tablet regimen product offerings with the launch of Complera and advanced our clinical studies related to the “Quad”, announced the expansion of our global access program to provide accelerated access to our medicines for the treatment of HIV in the developing world and we acquired a clinical biologics facility in Oceanside, California to support and accelerate our biologics program.

HIV

In July 2011, we announced the expansion of our global access program in an effort to provide accelerated access to our medicines for the treatment of HIV/AIDS in the developing world. We were the first pharmaceutical company to enter a licensing agreement with the Medicines Patent Pool Foundation (the Pool). We also granted four of our Indian partners and the Pool future rights to elvitegravir, an investigational integrase inhibitor; cobicistat, an investigational antiretroviral boosting agent; and the Quad which combines four of our HIV medicines in a once-daily single-tablet regimen.

In August 2011, we received approval from the U.S. Food and Drug Administration (FDA) for Complera for the treatment of HIV-1 infection in treatment-naïve adults. Complera combines three antiretroviral medications in one daily tablet – Truvada, a fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate, and rilpilvirine – marketed by Tibotec Pharmaceuticals. Complera represents our second complete single-tablet regimen for the treatment of HIV.

In September 2011, we announced that the Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion on our Marketing Authorisation Application for Eviplera®, the trade name for the single-tablet regimen of Truvada and rilpilvirine, in the European Union. The CHMP’s positive recommendation will be reviewed by the European Commission, which has the authority to approve medicinal products for use in the 27 countries of the European Union. We expect the European Commission to issue its decision on the marketing authorization for Eviplera in the fourth quarter of 2011.

During the third quarter of 2011, we announced the Phase 3 clinical trial results from the pivotal Study 145 for elvitegravir, evaluated for the treatment of HIV-1 infection, which was non-inferior to the integrase inhibitor raltegravir after 48 weeks of therapy in treatment-experienced patients. Study 145 highlights the potential of elvitegravir as both a stand-alone product and as part of the Quad. We also announced that two pivotal Phase 3 clinical trials (Studies 102 and 103) of the Quad in treatment-naïve HIV-1 infected patients, each met their primary objective, which was non-inferiority at week 48. Study 102 compared the Quad and Atripla; Study 103 compared the Quad and ritonavir-boosted atazanavir plus Truvada.

In October 2011, we announced that we have submitted our new drug application (NDA) for U.S. regulatory approval for the fixed-dose regimen of elvitegravir, cobicistat and Truvada for the treatment of HIV in treatment-naïve patients.

Liver Disease

In September 2011, we announced, in consultation with the FDA, an amendment to the design of ongoing clinical trials to discontinue dosing of GS 9190 in hepatitis C-infected patients who are receiving the compound in combination with pegylated interferon and ribavirin, and another direct-acting antiviral agent. Studies that include GS 9190 but do not include pegylated interferon will continue as planned. Similarly, studies that include the combination of GS 9451 (an investigational protease inhibitor), GS 5885 (an investigational NS5A) and pegylated interferon and ribavirin will continue.

Oncology

In August 2011, we announced a definitive agreement to purchase a 70,000 square foot, clinical biologics manufacturing facility and certain process development assets located in Oceanside, California from Genentech, a member of the Roche Group. Initially, we will use the facility for the process development and manufacture of GS 6624 (formerly AB0024), an investigational monoclonal antibody candidate for treatment of certain cancers and for fibrotic diseases, and another antibody which is currently in preclinical testing.

Regulatory

In August 2011, we resolved all outstanding issues raised by the FDA in its Warning Letter dated September 2010 related to our San Dimas, California manufacturing facility. Our response and actions adopted and implemented at the San Dimas site have sufficiently addressed the FDA’s observations, which were primarily related to the manufacturing environment for AmBisome, as well as general observations related to systems, procedures and controls focused on ensuring product quality at the facility.

Financial Highlights

Total product sales were $2.07 billion for the third quarter of 2011, an increase of 11% over total product sales of $1.87 billion for the same period last year, driven primarily by antiviral market demand growth in Atripla and Truvada sales in Europe and the United States and by our expanding suite of antiviral treatment options with the launch of Complera in the United States.

In the third quarter of 2011, Atripla product sales increased 7% over the same period in 2010, primarily driven by sales volume growth in Europe and the United States, and contributed $794.7 million, or 44%, to our third quarter 2011 antiviral product sales. Truvada product sales increased 11% over the same period in 2010, primarily driven by sales volume growth in Europe and the United States, and contributed $744.7 million, or 41% to our third quarter 2011 antiviral product sales. Sequentially, our product sales increased 1% from $2.04 billion in the second quarter of 2011, driven by antiviral market demand growth in the United States which was partially offset by more conservative purchases by state AIDS Drug Assistance Programs (ADAPs) during the quarter and an unfavorable foreign currency exchange impact.

In the third quarter of 2011, product sales in the United States increased 10% compared to the same quarter in 2010, primarily driven by the continued sales volume growth in our antiviral franchise despite the conservative purchases by state ADAPs during the third quarter of 2011. In addition, the introduction of Complera to our antiviral franchise since its FDA approval in August 2011 contributed $19.0 million to our antiviral product sales. The increase also reflected sales growth in our respiratory and cardiovascular franchises. Ranexa sales in the United States contributed $79.6 million to our third quarter 2011 product sales, an increase of 38% over the same period in 2010. Letairis sales in the United States contributed $79.0 million to our third quarter 2011 product sales, an increase of 31% over the same period in 2010. Cayston contributed $20.1 million to our third quarter 2011 product sales in the United States, an increase of 53% over the same period in 2010. Sequentially, product sales in the United States in the third quarter of 2011 increased 3% compared to the second quarter of 2011, driven by sales volume growth in our antiviral franchise.

In the third quarter of 2011, product sales in Europe increased 11% compared to the same quarter in 2010, primarily driven by market demand growth in our antiviral franchise, partially offset by the impact of austerity measures in certain European countries. Antiviral product sales in Europe totaled $677.0 million in the third quarter of 2011, an increase of 10% compared to $614.0 million in the third quarter of 2010, driven primarily by sales of Atripla and Truvada. Foreign currency exchange also had a favorable impact on our European product sales in the third quarter of 201l compared to the same quarter in 2010. Sequentially, product sales in Europe in the third quarter of 2011 decreased 2% compared to the second quarter of 2011 due to the impact of an unfavorable foreign currency exchange and seasonality of product buy-ins in the second quarter of 2011 in advance of the summer holidays.

Our research and development (R&D) and selling, general and administrative (SG&A) expenses increased by $105.0 million, or 22%, during the third quarter of compared to the same period in 2010. The increase was due primarily to costs related to clinical studies, the impact of higher headcount and expenses associated with acquisitions, collaborations and the ongoing growth of our business, and the pharmaceutical excise tax resulting from U.S. healthcare reform.

Cash, cash equivalents and marketable securities increased by $164.0 million during the nine months ended September 30, 2011, driven primarily by our operating cash flows of $2.66 billion and net proceeds of $987.4 million from the issuance of our 2021 senior unsecured notes (2021 Notes), partially offset by $588.6 million used to acquire Arresto Biosciences, Inc. (Arresto) and Calistoga Pharmaceuticals, Inc. (Calistoga), $650.0 million used to repay our convertible senior notes due in 2011 (2011 Notes) and repurchases of our common stock under our stock repurchase programs. During the quarter, we completed our May 2010, $5.00 billion stock repurchase program at which time we initiated purchases under our January 2011, $5.00 billion stock repurchase program. Under the completed May 2010 program, we repurchased and retired a total of 135.5 million shares of common stock at an average purchase price of $36.89 per share.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2011 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Total Revenues

Total revenues for the three and nine months ended September 30, 2011 were $2.12 billion and $6.19 billion, compared to $1.94 billion and $5.95 billion for the same periods in 2010. Increases in product sales of 11% and 9% for the three and nine months ended September 30, 2011, respectively, primarily driven by growth of Atripla and Truvada sales were partially offset by a decline in our Tamiflu royalties from Roche, which have decreased due to declining pandemic planning initiatives worldwide.

A significant percentage of our product sales continued to be denominated in foreign currencies and we face exposure to adverse movements in foreign currency exchange rates. We used foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. Foreign currency exchange, net of hedges, had a favorable impact of $19.9 million on our third quarter 2011 revenues compared to the third quarter of 2010 and a favorable impact of $42.9 million for the nine months ended September 30, 2011.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Antiviral products:
Atripla	$794,699	$742,692	7%	$2,361,203	$2,151,368	10%
Truvada	744,727	668,741	11%	2,129,139	1,968,222	8%
Viread	192,887	184,263	5%	546,999	541,121	1%
Hepsera	35,631	47,519	(25)%	112,383	156,977	(28)%
Emtriva	7,667	6,696	15%	20,975	20,597	2%
Complera	19,044	—	100%	19,044	—	100%

Total antiviral products	1,794,655	1,649,911	9%	5,189,743	4,838,285	7%
AmBisome	82,241	75,132	9%	249,372	230,355	8%
Letairis	78,954	60,446	31%	214,765	176,293	22%
Ranexa	81,983	60,312	36%	236,353	172,015	37%
Other products	28,026	19,758	42%	78,792	42,735	84%

Total product sales	$2,065,859	$1,865,559	11%	$5,969,025	$5,459,683	9%

Antiviral Products

Antiviral product sales increased by 9% and 7% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

•	Atripla

Atripla sales increased by 7% and 10% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, driven primarily by sales volume growth in Europe and the United States. Atripla sales include the efavirenz component which has a gross margin of zero. The efavirenz portion of our Atripla sales was $290.8 million and $863.0 million for the three and nine months ended September 30, 2011, and $273.5 million and $791.9 million for the three and nine months ended September 30, 2010, respectively. Atripla sales accounted for 44% and 45% of our total antiviral product sales for the three and nine months ended September 30, 2011, respectively.

•	Truvada

Truvada sales increased by 11% and 8% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, driven primarily by sales volume growth in Europe and the United States. Truvada sales accounted for 41% of our total antiviral product sales for both the three and nine months ended September 30, 2011.

•	Other Antiviral Products

Other antiviral product sales, which include product sales of Viread, Hepsera, Emtriva and Complera increased by 7% for the three months ended September 30, 2011 compared to the same period in 2010, primarily driven by the introduction of Complera since its FDA approval in August 2011. For the nine months ended September 30, 2011, other antiviral product sales decreased by 3% compared to the same period in 2010, due primarily to decreased sales volume for Hepsera in Europe and the United States and for Viread in Latin America, partially offset by increased sales volume for Viread in Europe and the introduction of Complera in the United States since its FDA approval in August 2011.

AmBisome

Sales of AmBisome increased by 9% and 8% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increases over both periods were driven primarily by sales volume growth in Europe. AmBisome product sales in the United States and Canada relate solely to our sales of AmBisome to Astellas Pharma US, Inc. which are recorded at our manufacturing cost.

Letairis

Sales of Letairis increased by 31% and 22% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, driven primarily by sales volume growth.

Ranexa

Sales of Ranexa increased by 36% and 37% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, driven primarily by sales volume growth.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Royalty revenues	$51,629	$69,358	(26)%	$204,615	$480,829	(57)%

Historically, our most significant source of royalty revenues has been from sales of Tamiflu by Roche. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which Tamiflu sales are recognized by Roche.

Royalty revenues declined 26% and 57% for the three and nine months ended September 30, 2011 compared to the same periods in 2010, due to lower Tamiflu royalties from Roche. Tamiflu royalties were $3.7 million and $65.4 million for the three and nine months ended September 30, 2011, compared to $34.5 million and $364.6 million in the same three and nine month periods in 2010. Tamiflu royalties since the second quarter of 2010 have decreased due to declining pandemic planning initiatives worldwide.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Total product sales	$2,065,859	$1,865,559	11%	$5,969,025	$5,459,683	9%
Cost of goods sold	$531,989	$477,584	11%	$1,539,963	$1,373,539	12%
Product gross margin	74%	74%		74%	75%

Our product gross margin for the three months ended September 30, 2011 was 74%, consistent with the same period in 2010. Our product gross margin for the nine months ended September 30, 2011 was 74%, a decrease of 1% compared to the same period in 2010, due primarily to higher royalty costs and changes in our product mix.

Research and Development Expenses

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Research and development	$290,066	$230,440	26%	$826,915	$680,170	22%

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, materials and supplies, licenses and fees, milestone payments under collaboration arrangements and overhead allocations consisting of various support and facilities-related costs.

R&D expenses for the three months ended September 30, 2011 increased by $59.6 million, or 26%, compared to the same period in 2010, due primarily to a $31.2 million increase in clinical studies costs and a $21.5 million increase in other contract and professional services associated with contract research organizations as a result of our internal and collaborative R&D efforts associated with the ongoing growth of our business.

R&D expenses for the nine months ended September 30, 2011 increased by $146.7 million, or 22%, compared to the same period in 2010, due primarily to a $57.0 million increase in other contract and professional services associated with contract research organizations, a $41.0 million increase in clinical studies costs and a $22.1 million increase in compensation and benefits expenses related to higher headcount as a result of our internal and collaborative R&D efforts associated with the ongoing growth of our business.

Selling, General and Administrative Expenses

The following table summarizes the period over period changes in our SG&A expenses (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Selling, general and administrative	$295,927	$250,559	18%	$895,764	$764,183	17%

SG&A expenses for the three months ended September 30, 2011 increased by $45.4 million, or 18%, compared to the same period in 2010. This was due primarily to $11.8 million of estimated pharmaceutical excise tax charges resulting from U.S. healthcare reform, a $7.9 million increase in contract and professional services expenses, a $7.6 million increase in legal expenses, a $6.3 million increase in compensation and benefits expenses related to higher headcount to support our expanding commercial activities, and a $6.0 million increase in promotional costs.

SG&A expenses for the nine months ended September 30, 2011 increased by $131.6 million, or 17%, compared to the same period in 2010. This was due primarily to a $39.3 million increase in compensation and benefits expenses related to higher headcount to support our expanding commercial activities, $35.2 million of pharmaceutical excise tax charges resulting from U.S. healthcare reform and a $29.8 million increase in contract and professional expenses. We estimate that the impact of the pharmaceutical excise tax will result in approximately $50 million in SG&A expenses for the full year of 2011.

Interest and Other Income, Net

Interest and other income, net, for the three and nine months ended September 30, 2011 was $14.4 million and $40.2 million, a decrease of $1.2 million and $9.3 million, respectively, compared to the same periods in 2010. The decrease was due primarily to increased costs related to our hedging activities, partially offset by a favorable net foreign currency exchange impact and an increase in interest income.

Interest Expense

Interest expense for the three and nine months ended September 30, 2011 was $43.1 million and $130.4 million and increased by $9.5 million and $62.1 million, respectively, compared to the same periods in 2010. The increase was due primarily to the issuance of our 2014 and 2016 convertible senior notes (2014 and 2016 Notes) for $2.50 billion in July 2010 and the issuance of our 2021 Notes for $1.00 billion in March 2011, partially offset by a decrease in interest expense related to the maturity of our 2011 Notes which matured in May 2011.

Provision for Income Taxes

Our provision for income taxes was $237.4 million and $704.9 million for the three and nine months ended September 30, 2011, respectively, compared to $258.9 million and $850.6 million for the same periods in 2010, respectively. Our effective tax rate was 24.4% and 24.9% for the three and nine months ended September 30, 2011, respectively, compared to our effective tax rate of 26.9% and 27.3% for the same periods in 2010, respectively. The effective tax rates for the three and nine months ended September 30, 2011 were lower than the effective tax rates for the three and nine months ended September 30, 2010 as a result of higher earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States as a percentage of total earnings, the federal research tax credit extension, resolution of certain tax positions with taxing authorities and lower state taxes, partially offset by the non-deductible pharmaceutical excise tax.

The effective tax rate for the three and nine months ended September 30, 2011 differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside of the United States, partially offset by state taxes and the non-deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	As of September 30, 2011	As of December 31, 2010
Cash, cash equivalents and marketable securities	$5,482,116	$5,318,071
Working capital	$3,922,836	$3,243,132

	Nine Months Ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$2,660,903	$2,109,070
Investing activities	$(850,491)	$(1,529,935)
Financing activities	$(1,763,051)	$(879,054)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $5.48 billion at September 30, 2011, an increase of $164.0 million or 3% from December 31, 2010. This increase was primarily attributable to net cash provided by operations of $2.66 billion and $987.4 million of net proceeds from the issuance of our 2021 Notes, partially offset by $588.6 million used in our recent acquisitions of Arresto and Calistoga, $650.0 million used to repay our 2011 Notes and $2.16 billion used to repurchase common stock under our stock repurchase programs, including commissions.

Working Capital

Working capital was $3.92 billion at September 30, 2011, an increase of $679.7 million or 21% from working capital as of December 31, 2010. This increase was primarily attributable to:

•	an increase of $158.5 million in cash, cash equivalents and short-term marketable securities;

•	an increase of $245.1 million in accounts receivable, net, primarily driven by slower collections in southern European countries; and

•	a decrease of $644.8 million in the current portion of long-term debt and other obligations, net, due primarily to the repayment of the 2011 Notes upon maturity in May 2011.

This increase was partially offset by an increase of $260.7 million in accounts payable, due primarily to the purchases of efavirenz from Bristol-Myers Squibb Company.

Cash Provided by Operating Activities

Cash provided by operating activities of $2.66 billion for the nine months ended September 30, 2011 primarily related to net income of $2.13 billion, adjusted for non-cash items such as $228.8 million of depreciation and amortization expenses, $145.8 million of stock-based compensation expenses and $43.4 million of deferred income taxes. This was partially offset by $72.1 million of net cash inflow related to changes in operating assets and liabilities and $30.3 million of excess tax benefits from stock option exercises.

Cash provided by operating activities of $2.11 billion for the nine months ended September 30, 2010 primarily related to net income of $2.26 billion, adjusted for non-cash items such as $146.7 million of stock-based compensation expenses, $188.0 million of depreciation and amortization expenses and $69.9 million of tax benefits from employee stock plans, partially offset by $513.4 million of net cash outflow related to changes in operating assets and liabilities, and $68.6 million of excess tax benefits from stock option exercises.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 was $850.5 million, consisting of $588.6 million used in our recent acquisitions of Arresto and Calistoga, a net use of $156.1 million in purchases of marketable securities and $105.8 million of capital expenditures.

Cash used in investing activities for the nine months ended September 30, 2010 was $1.53 billion, driven by a net use of $1.40 billion in purchases of marketable securities, $91.0 million used in our acquisition of CGI Pharmaceuticals, Inc. and $38.5 million of capital expenditures.

Cash Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2011 was $1.76 billion, driven primarily by $2.16 billion used to repurchase common stock under our stock repurchase programs, including commissions. Additionally, we used $650.0 million to repay our 2011 Notes, which was partially offset by $987.4 million of net proceeds from the issuance of our 2021 Notes.

Cash used in financing activities for the nine months ended September 30, 2010 was $879.1 million, driven primarily by the $3.41 billion used to repurchase our common stock under our stock repurchase programs and $362.6 million used to purchase note hedges related to our 2014 and 2016 Notes. The cash outflows were partially offset by $2.46 billion in proceeds from the issuance of our 2014 and 2016 Notes, net of issuance costs, $155.4 million in proceeds from the sale of warrants related to our 2014 and 2016 Notes, and $166.8 million in proceeds from issuances of common stock under our employee stock plans.

Other Information

During the third quarter of 2011, we completed our May 2010, three-year, $5.00 billion stock repurchase program at which time we initiated purchases under our January 2011, three-year, $5.00 billion stock repurchase program. Under the completed program, we repurchased and retired a total of 135.5 million shares of our common stock at an average purchase price of $36.89 per share. As of September 30, 2011, the remaining authorized amount of stock repurchases that may be made under the repurchase program was $4.82 billion.

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. The credit agreement will terminate in December 2012 and all unpaid borrowings thereunder shall be due and payable at that time. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part without penalty, subject to certain conditions. As of September 30, 2011, approximately $1.25 billion was available to be drawn down under this credit agreement.

In March 2011, we issued the 2021 Notes in a registered offering for an aggregate principal amount of $1.00 billion. The 2021 Notes will mature on April 1, 2021 and pay interest at a fixed annual rate of 4.50%.

In May 2011, our 2011 Notes matured. We repaid an aggregate principal balance of $650.0 million. We also paid $36.1 million in cash related to the conversion spread of the 2011 Notes, which represents the conversion value in excess of the principal amount, and received $36.1 million in cash from our convertible note hedges related to the 2011 Notes. Warrants related to our 2011 Notes expired in August 2011.

We believe that our existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our capital needs for the foreseeable future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The standard is effective for us beginning in the first quarter of fiscal 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

A portion of our marketable securities consist of auction rate securities. In 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high-quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program and are over-collateralized. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.14% to 0.90%. As of September 30, 2011, our auction rate securities continued to earn interest.

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

In 2010, we agreed to settle a portion of our outstanding accounts receivable with the Greek government in zero-coupon bonds issued by the Greek government. As of September 30, 2011, we received a total of $63.5 million in bonds. Currently, these bonds trade infrequently on the open market at a substantial discount to the face value. We believe we will be able to hold these securities until maturity. As a result, we do not anticipate that the illiquidity of these securities will have a material effect on our cash requirements or working capital.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2011 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2011.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and F. Hoffmann-La Roche Ltd. filed a lawsuit in U.S. District Court in New Jersey against Natco for infringement of the patent associated with Tamiflu.

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

We are currently dependent on sales of our products for the treatment of HIV infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the quarter ended September 30, 2011, Atripla and Truvada product sales together were $1.54 billion, or 73% of our total revenues. We may not be able to maintain or sustain the growth rate of sales of our HIV products, especially Atripla and Truvada, for any number of reasons including, but not limited to, the following:

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

If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with idiopathic pulmonary fibrosis (IPF). In April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of cystic fibrosis (CF) in patients with Burkholderia spp. In addition, our new drug application (NDA) for the fixed-dose regimen of elvitegravir, cobicistat and Truvada for the treatment of HIV in treatment-naïve patients may not be approved by the FDA. Further, even if marketing approval is granted, there may be significant limitations on its use.

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

•

we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax) of $2.5 billion for 2011, calculated based on select government sales during the 2009 calendar year as a percentage of total industry government sales.

Some specific determinations necessary to implement the healthcare reform legislation have yet to be decided and communicated by the federal government. For example, we do not know how many or how quickly patients receiving our product under the Medicare Part D program will reach the “donut hole.” We estimate the 2011 impact of the pharmaceutical excise tax to be approximately $50 million, which will be classified as selling, general and administrative (SG&A) expense. The amount of the industry fee imposed on the pharmaceutical industry as a whole will increase to $2.8 billion in 2012, with additional increases over the next several years to a peak of $4.1 billion per year in 2018, and then decrease to $2.8 billion in 2019 and thereafter. As the amount of the industry fee increases, we expect our portion of the exercise tax to increase as well. The excise tax is not tax deductible. In calculating the anticipated financial impacts of healthcare reform described above, we made several estimates and assumptions with respect to our expected payer mix and how the reforms will be implemented.

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

A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In addition, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. Given the current economic downturn, we have experienced a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. As a result of this shift, revenue growth may be lower than prescription growth. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida’s ADAP into industry-supported patient assistance programs. Due to the insufficiency of federal and state funds and as many states have reduced eligibility criteria, we have also seen and may continue to see an increase in the number of patients on state ADAP wait lists. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

In the quarter ended September 30, 2011, approximately 83% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2010, our wholesalers increased their inventory levels for our antiviral products. In the first quarter of 2011, our wholesalers drew down on their inventory such that inventory levels for our antiviral products moved to the lower end of the contractual boundaries set by our inventory management agreements. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

In addition, the non-retail sector in the United States, which includes government institutions, including state ADAPs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. For example, in the first quarter of 2011, non-retail purchases, driven by certain state ADAPs, were lower as a percentage of their federal ADAP fiscal year purchases compared to the first quarters of 2009 and 2010. We believe this decrease was driven by uncertainty regarding the amount and availability of the federal ADAP budget for 2011-2012 and the lack of sufficient state funding. In the second quarter of 2011, only a portion of the full year federal budget was provided to the ADAPs, which resulted in measured purchasing by individual state ADAPs during the quarter. Federal and state budget pressures, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand. As a result, we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future.

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

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from the joint venture established by GlaxoSmithKline Inc. (GSK) and Pfizer Inc. (Pfizer) which markets fixed-dose combination products that compete with Atripla, Truvada and Complera.

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

The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA, the European Medicines Agency and comparable regulatory agencies in other countries. We are continuing clinical trials for Atripla, Truvada, Viread, Hepsera, Emtriva, Complera, AmBisome, Letairis, Ranexa and Cayston for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with IPF and, in April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of CF in patients with Burkholderia spp. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including cobicistat, an investigational pharmacoenhancing or “boosting” agent that increases blood levels of certain HIV medicines, and elvitegravir, our novel HIV integrase inhibitor for the treatment of HIV infection, each currently in Phase 3 clinical trials that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

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

Although we were successful in responding to the PTO actions in the instance above, similar organizations may still challenge our patents in U.S. and foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir disoproxil fumarate in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir disoproxil fumarate we have filed in Brazil. We then filed an appeal within the patent authority responding to the questions raised in the rejection. In July 2009, the Brazilian patent authority again rejected the application. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. We cannot predict the outcome of this proceeding on our tenofovir disoproxil fumarate patent application. If we are unsuccessful in our appeal to the courts of the decision by the patent authority, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil. In 2010, the Brazilian government purchased approximately $50.0 million of our HIV products. We are aware of applications from two generic companies to sell a generic version of Viread in Brazil, one of which has received approval from the Brazilian Health Ministry. We do not expect the Brazilian government to purchase any of our HIV products in 2011.

As another example, under Indian civil procedure, several parties filed oppositions to the grant of our patent applications covering tenofovir disoproxil and tenofovir disoproxil fumarate. In August 2009, the Indian Patent Office announced that it had decided these actions against us and would not therefore allow the patents to be granted. We have filed an appeal within the Indian Patent Office Intellectual Property Appellate Board on both of these applications. We cannot predict the outcome of these proceedings. If we are unsuccessful in our appeal of these decisions, any further appeals will have to be pursued in the Indian court system, and may ultimately prove unsuccessful. In the meantime, any competitor is able to sell generic tenofovir disoproxil fumarate in India. In addition, if we are unsuccessful in appealing any further negative decisions by the Indian Patent Office in the Indian courts, these competitors would be able to continue to sell generic tenofovir disoproxil fumarate.

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

Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in January and February 2010, the FDA conducted a routine inspection of our San Dimas, California, manufacturing and distribution facility, where we manufacture AmBisome and Cayston, fill and finish Macugen, and package solid dosage form products. At the conclusion of that inspection, the FDA issued Form 483 Inspectional Observations stating concerns over: the maintenance of aseptic processing conditions in the manufacturing suite for our AmBisome product; environmental maintenance issues in the San Dimas warehousing facility; batch sampling; and the timeliness of completion of annual product quality reports. On September 24, 2010, our San Dimas manufacturing facility received a Warning Letter from the FDA further detailing the FDA’s concerns over the AmBisome manufacturing environment, including control systems and monitoring, procedures to prevent microbiological contamination and preventative cleaning and equipment maintenance. Referencing certain Viread lots, the letter also stated concerns connected with quality procedures, controls and investigation procedures, and a generalized concern over the effectiveness of the San Dimas quality unit in carrying out its responsibilities. In November and December 2010, the FDA re-inspected the San Dimas facility. The re-inspection closed with no additional Form 483 observations. In August 2011, the FDA notified us that we resolved all issues raised by the FDA in its Warning Letter.

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

A significant portion of the raw materials and intermediates used to manufacture our HIV products (Atripla, Truvada, Viread, Emtriva and Complera) are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our HIV products to meet market needs and have a material and adverse effect on our operating results.

We face credit risks from our Southern European customers that may adversely affect our results of operations.

Our European product sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Portugal and Spain are subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivables remain outstanding. As of September 30, 2011, our accounts receivables in these countries totaled approximately $1.11 billion of which, $565.7 million were past due greater than 120 days as follows (in thousands):

	September 30, 2011
	Greater than 120 days past due	Greater than 365 days past due
Spain	$350,605	$168,371
Portugal	103,701	36,106
Other Southern European countries	111,402	23,791

Total	$565,708	$228,268

As a result of the fiscal and debt crises in these countries, the number of days our invoices are past due has continued to increase in line with that being experienced by other pharmaceutical companies that are also selling directly to hospitals. Historically, receivables balances with certain publicly-owned hospitals accumulate over a period of time and are then subsequently settled as large lump sum payments. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected. For example, in 2011, the Greek government settled substantially all of its outstanding receivables subject to the bond settlement with zero-coupon bonds that trade at a discount to face value. As of September 30, 2011, we received a total of $63.5 million in bonds. Our allowance for doubtful accounts was adequate to cover the exposure related to the discount on these bonds. In Spain, Italy and Portugal we are actively pursuing collection of the overdue receivables and taking action as necessary to enforce our legal right to payment.

Our revenues and gross margin could be reduced by imports from countries where our products are available at lower prices.

Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to 134 countries participating in our Gilead Access Program, or Atripla, which Merck distributes at substantially reduced prices to HIV infected patients in developing countries under our August 2006 agreement, our revenues would be adversely affected. In addition, we have established partnerships with thirteen Indian generic manufacturers to distribute high-quality, low-cost generic versions of tenofovir disoproxil fumarate to 112 developing world countries, including India. If generic versions of our medications under these licenses are then re-exported to the United States, Europe or other markets outside of these 112 countries, our revenues would be adversely affected.

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

In addition, in June 2011, we received a subpoena from the United States Attorney’s Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Atripla, Emtriva, Hepsera, Letairis, Truvada, Viread and Complera.

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

In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. If we are unable to successfully appeal the decision by the patent authority in the courts, the Brazilian government would likely purchase generic tenofovir disoproxil fumarate, which would significantly reduce our sales of HIV products in Brazil. In 2010, the Brazilian government purchased approximately $50.0 million of our HIV products. Further, we are aware of applications from two generic companies to sell a generic version of Viread in Brazil, one of which has received approval from the Brazilian Health Ministry. We do not expect the Brazilian government to purchase any of our HIV products in 2011.

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

A portion of our revenues is derived from royalty revenues recognized from collaboration agreements with third parties. Royalty revenues impact our pre-tax income, earnings per share and gross margins disproportionately more than their contributions to our revenues. Any increase or decrease to our royalty revenue could be material and could significantly impact our operating results. For example, we recognized $386.5 million in royalty revenue for the year ended December 31, 2010 related to royalties received from sales of Tamiflu by F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche). Although such royalty revenue represented approximately 5% of our total revenues in 2010, it represented approximately 10% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Tamiflu royalties increased sharply in 2009 and the first quarter of 2010 primarily as a result of pandemic planning initiatives worldwide. Tamiflu royalties since the second quarter of 2010 have decreased due to declining pandemic planning initiatives worldwide.

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

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, our portion of the non- deductible pharmaceutical excise tax, the accounting for stock options and other share-based payments, mergers and acquisitions, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our net income.

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

Issuer Purchases of Equity Securities

During the third quarter of 2011, we completed our May 2010, three-year, $5.00 billion stock repurchase program at which time we initiated purchases under our January 2011, three-year, $5.00 billion stock repurchase program. Under the completed program, we repurchased and retired a total of 135.5 million shares of our common stock at an average purchase price of $36.89 per share. As of September 30, 2011, the remaining authorized amount of stock repurchases that may be made under our repurchase program was $4.82 billion.

The table below summarizes our stock repurchase activity for the three months ended September 30, 2011 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	6,189		$41.97	6,168		$447,940
August 1 – August 31	8,633		$38.09	8,605		$120,079
September 1 – September 30	7,591		$39.12	7,589		$4,823,172

Total	22,413	(1)	$39.51	22,362	(1)

(1)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1	Underwriting Agreement, dated March 23, 2011, among Registrant and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters name in Schedule 1 thereto.

(2)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

±+(3)	2.2	Agreement and Plan of Merger among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc., dated as of June 23, 2010

≠+(4)	2.3	Agreement and Plan of Merger among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc., dated as of December 19, 2010

‡+(5)	2.4	Agreement and Plan of Merger among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited, Calistoga Pharmaceuticals, Inc. and Shareholder Representative Services LLC, as Stockholders’ Agent, dated as of February 21, 2011

+(5)	2.5	Amendment No. 1 to the Agreement and Plan of Merger, entered into as of March 24, 2011

(6)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 12, 2011

(7)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(8)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(6)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(9)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(10)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(11)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(12)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(12)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(13)	4.7	Indenture related to the Convertible Senior Notes, due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

Exhibit Footnote	Exhibit Number	Description of Document
(13)	4.8	Indenture related to the Convertible Senior Notes, due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(14)	4.9	Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.10	First Supplemental Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.11	Form of Note (included in Exhibit 4.10 above)

(15)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(15)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(16)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(15)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(4)	10.7	Amendment No. 1 to Amended and Restated Credit Agreement and Limited Consent and Waiver dated as of June 3, 2009, among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders

(4)	10.8	Amendment No. 2 to Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders, dated December 22, 2010

(3)	10.9	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(3)	10.10	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(3)	10.11	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(3)	10.12	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

Exhibit Footnote	Exhibit Number	Description of Document
(3)	10.13	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(3)	10.14	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(3)	10.15	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(3)	10.16	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.17	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.18	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.19	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.20	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.21	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(17)	10.22	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(17)	10.23	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(17)	10.24	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.25	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.26	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.27	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.28	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.29	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.30	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

Exhibit Footnote	Exhibit Number	Description of Document
(17)	10.31	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.32	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(18)	10.33	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(19)	10.34	Form of option agreements used under the 1991 Stock Option Plan

*(18)	10.35	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(20)	10.36	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(21)	10.37	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(22)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(23)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(24)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(25)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(5)	10.42	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(22)	10.43	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(23)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(23)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(24)	10.46	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(24)	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(24)	10.48	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(26)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(27)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

Exhibit Footnote	Exhibit Number	Description of Document
*(24)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(25)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*(5)	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(28)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(24)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(29)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

*(5)	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(25)	10.58	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(30)	10.59	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(31)	10.60	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(31)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(31)	10.62	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(32)	10.63	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(25)	10.64	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(22)	10.65	Gilead Sciences, Inc. Corporate Bonus Plan

*(6)	10.66	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(33)	10.67	2011 Base Salaries for the Named Executive Officers

*(34)	10.68	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(19)	10.69	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(19)	10.70	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(25)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

Exhibit Footnote	Exhibit Number	Description of Document
+(35)	10.72	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(23)	10.73	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(36)	10.74	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(37)	10.75	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(35)	10.76	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.77	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(38)	10.78	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(39)	10.79	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(40)	10.80	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(40)	10.81	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(41)	10.82	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+	10.83	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+	10.84	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+	10.85	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+	10.86	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011
+(42)	10.87	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

Exhibit Footnote	Exhibit Number	Description of Document
+(42)	10.88	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(43)	10.89	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(43)	10.90	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(44)	10.91	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+(45)	10.92	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+	10.93	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 1, 2011

+(46)	10.94	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(40)	10.95	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(47)	10.96	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(32)	10.97	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(5)	10.98	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

+(4)	10.99	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(38)	10.100	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(15)	10.101	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

+(3)	10.102	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(32)	10.103	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Footnote	Exhibit Number	Description of Document
	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 28, 2011, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(33)	Information is included in Registrant’s Current Report on Form 8-K filed on January 25, 2011, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(37)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(40)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(41)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(42)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(43)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(44)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.
(46)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(47)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

±	The Agreement and Plan of Merger (the CGI Merger Agreement) contains representations and warranties of Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the CGI Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the CGI Merger Agreement and have been used for the purpose of allocating risk among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. rather than establishing matters as facts.

≠	The Agreement and Plan of Merger (the Arresto Merger Agreement) contains representations and warranties of Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Arresto Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Arresto Merger Agreement and have been used for the purpose of allocating risk among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. rather than establishing matters as facts.

‡	The Agreement and Plan of Merger (the Calistoga Merger Agreement) contains representations and warranties of Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Calistoga Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Calistoga Merger Agreement and have been used for the purpose of allocating risk among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. rather than establishing matters as facts.

*	Management contract or compensatory plan or arrangement.

**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date: November 4, 2011	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1	Underwriting Agreement, dated March 23, 2011, among Registrant and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters name in Schedule 1 thereto.

(2)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

±+(3)	2.2	Agreement and Plan of Merger among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc., dated as of June 23, 2010

≠+(4)	2.3	Agreement and Plan of Merger among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc., dated as of December 19, 2010

‡+(5)	2.4	Agreement and Plan of Merger among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited, Calistoga Pharmaceuticals, Inc. and Shareholder Representative Services LLC, as Stockholders’ Agent, dated as of February 21, 2011

+(5)	2.5	Amendment No. 1 to the Agreement and Plan of Merger, entered into as of March 24, 2011

(6)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 12, 2011

(7)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(8)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(6)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(9)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(10)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(11)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(12)	4.5	Indenture related to the Convertible Senior Notes, due 2011, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.50% Convertible Senior Note due 2011), dated April 25, 2006

(12)	4.6	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(13)	4.7	Indenture related to the Convertible Senior Notes, due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

Exhibit Footnote	Exhibit Number	Description of Document
(13)	4.8	Indenture related to the Convertible Senior Notes, due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(14)	4.9	Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.10	First Supplemental Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.11	Form of Note (included in Exhibit 4.10 above)

(15)	10.1	Confirmation of OTC Convertible Note Hedge related to 2011 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.2	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(15)	10.3	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2011

(15)	10.4	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(16)	10.5	Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of December 18, 2007

(15)	10.6	Parent Guaranty Agreement, dated as of December 18, 2007, by Registrant

(4)	10.7	Amendment No. 1 to Amended and Restated Credit Agreement and Limited Consent and Waiver dated as of June 3, 2009, among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders

(4)	10.8	Amendment No. 2 to Amended and Restated Credit Agreement among Registrant, Gilead Biopharmaceutics Ireland Corporation and Bank of America, N.A. in its capacity as administrative agent for the Lenders, dated December 22, 2010

(3)	10.9	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(3)	10.10	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(3)	10.11	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(3)	10.12	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

Exhibit Footnote	Exhibit Number	Description of Document
(3)	10.13	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(3)	10.14	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(3)	10.15	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(3)	10.16	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.17	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.18	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.19	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.20	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.21	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(17)	10.22	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(17)	10.23	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(17)	10.24	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.25	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.26	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.27	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.28	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.29	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.30	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

Exhibit Footnote	Exhibit Number	Description of Document
(17)	10.31	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.32	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(18)	10.33	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(19)	10.34	Form of option agreements used under the 1991 Stock Option Plan

*(18)	10.35	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(20)	10.36	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(21)	10.37	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(22)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(23)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(24)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(25)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(5)	10.42	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(22)	10.43	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(23)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(23)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(24)	10.46	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(24)	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(24)	10.48	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(26)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

*(27)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

Exhibit Footnote	Exhibit Number	Description of Document
*(24)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(25)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*(5)	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(28)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(24)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(29)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

*(5)	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(25)	10.58	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(30)	10.59	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(31)	10.60	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(31)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(31)	10.62	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(32)	10.63	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(25)	10.64	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(22)	10.65	Gilead Sciences, Inc. Corporate Bonus Plan

*(6)	10.66	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(33)	10.67	2011 Base Salaries for the Named Executive Officers

*(34)	10.68	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(19)	10.69	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(19)	10.70	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(25)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

Exhibit Footnote	Exhibit Number	Description of Document
+(35)	10.72	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(23)	10.73	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(36)	10.74	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(37)	10.75	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(35)	10.76	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.77	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(38)	10.78	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(39)	10.79	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(40)	10.80	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(40)	10.81	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(41)	10.82	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+	10.83	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+	10.84	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+	10.85	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+	10.86	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011
+(42)	10.87	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

Exhibit Footnote	Exhibit Number	Description of Document
+(42)	10.88	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(43)	10.89	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(43)	10.90	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(44)	10.91	Amendment No. 4 to Collaboration and License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006
+(45)	10.92	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+	10.93	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 1, 2011

+(46)	10.94	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(40)	10.95	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(47)	10.96	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(32)	10.97	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(5)	10.98	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

+(4)	10.99	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(38)	10.100	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(15)	10.101	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Degussa AG, dated June 6, 2006

+(3)	10.102	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010
(32)	10.103	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Footnote	Exhibit Number	Description of Document
	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 28, 2011, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K also filed on December 19, 2007, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(33)	Information is included in Registrant’s Current Report on Form 8-K filed on January 25, 2011, and incorporated herein by reference.
(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(37)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(40)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(41)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(42)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(43)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(44)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(45)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(47)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

±	The Agreement and Plan of Merger (CGI the Merger Agreement) contains representations and warranties of Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the CGI Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the CGI Merger Agreement and have been used for the purpose of allocating risk among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. rather than establishing matters as facts.

≠	The Agreement and Plan of Merger (the Arresto Merger Agreement) contains representations and warranties of Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Arresto Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Arresto Merger Agreement and have been used for the purpose of allocating risk among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. rather than establishing matters as facts.

‡	The Agreement and Plan of Merger (the Calistoga Merger Agreement) contains representations and warranties of Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Calistoga Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Calistoga Merger Agreement and have been used for the purpose of allocating risk among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. rather than establishing matters as facts.

*	Management contract or compensatory plan or arrangement.

**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.