Form 10-K
period 2011-12-31
GILEAD SCIENCES INC
filed 2012-02-23
CIK 882095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2011 was $ 29,933,970,092.*

The number of shares outstanding of the registrant’s Common Stock on February 10, 2012 was 757,315,361.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, to be held on May 10, 2012, are incorporated by reference into Part III of this Report.

*	Based on a closing price of $41.41 per share on June 30, 2011. Excludes 48,586,996 shares of the registrant’s Common Stock held by executive officers, directors and any stockholders whose ownership exceeds 5% of registrant’s common stock outstanding at June 30, 2011. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

GILEAD SCIENCES, INC.

2011 Form 10-K Annual Report

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, TRUVADA®, VIREAD®, HEPSERA®, AMBISOME®, EMTRIVA®, COMPLERA®, EVIPLERA®, VISTIDE®, LETAIRIS®, VOLIBRIS®, RANEXA®, CAYSTON® and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934, as amended (the Exchange Act). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors,” beginning at page 30. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and experimental drug candidate, we seek to improve the care of patients suffering from life-threatening diseases around the world. Gilead’s primary areas of focus include human immunodeficiency virus (HIV)/AIDS, liver diseases such as hepatitis B and C and serious cardiovascular/metabolic and respiratory conditions. Headquartered in Foster City, California, we have operations in North America, Europe and Asia Pacific. We continue to seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.

Over the past year, we executed our philosophy and strategy to bring best-in-class drugs to market. In keeping with this strategy, we completed several acquisitions and licensing transactions to enhance our pipeline. We also expanded our single-tablet regimen product offerings for the treatment of HIV with the launch of Complera/Eviplera (emtricitabine/rilpivirine/tenofovir disoproxil fumarate) and the anticipated 2012 launch of Quad, which combines four of our HIV medicines in a once-daily single-tablet regimen and is pending Food and Drug Administration (FDA) approval.

Our largest transaction was the acquisition of Pharmasset, Inc. in January 2012 for $11.1 billion. For several years, we have focused a large proportion of our research and development effort on discovering and advancing direct-acting antivirals for the treatment of chronic hepatitis C virus (HCV). The HCV therapeutic market has been and continues to be vastly underserved. Due to the limitations of available therapies, only a small fraction of individuals who are infected with HCV are diagnosed, and an even smaller fraction of those patients are treated. Prior to May 2011, when the first protease inhibitors were approved, only about half of the patients responded to the standard of care combination of pegylated interferon and ribavirin. The addition of protease inhibitors to the standard of care has resulted in incremental response rates for patients with genotype 1 infection; however, this regimen causes substantial side effects such as fatigue, bone marrow suppression, potentially debilitating rash, anemia and neuropsychiatric effects. As such, discontinuation rates with these triple therapy combinations have significantly increased.

Over the last two years, we have progressed several early stage HCV molecules with various mechanisms of action into clinical development. During 2011, the field of HCV research evolved rapidly, and it became clear our HCV portfolio of oral antiviral development compounds would have difficulty competing because it was behind the development programs of many of our competitors. Through our acquisition of Pharmasset, we gained ownership of GS-7977, the most advanced, and to date the most potent, nucleotide analog that acts to inhibit the replication of HCV with limited safety or resistance concerns detected thus far. The compound has been studied extensively in Phase 2 studies in genotype 2 and 3 infected patients in combination with ribavirin with or without pegylated interferon and is currently being studied in genotype 1 infected patients. The first of two Phase 3 trials, known as FISSION, evaluating GS-7977 in genotype 2 and 3 patients is currently enrolling. A second Phase 3 study of genotype 2 and 3 patients is scheduled to begin enrolling in the next few weeks. If Phase 3 data for genotype 2 and 3 patients is consistent with data from our Phase 2 trials, we would expect to file a new drug application (NDA) for the treatment of genotype 2 and 3 patients in 2013 for potential approval in late 2013 or early 2014.

Two thirds of HCV-infected individuals in the United States and Europe are infected with HCV genotype 1. We are conducting Phase 2 studies to determine the efficacy of GS-7977 plus ribavirin in this population. Results from these studies will be available over the next several months. We expect the first data evaluating GS-7977 plus ribavirin for 12 weeks in genotype 1 treatment-naïve patients from an arm of the QUANTUM study with 25 patients will be available at the end of the first quarter of 2012. We expect that this will be followed in the second quarter by data from an arm of the ELECTRON study involving 25 treatment-naïve patients treated for 12 weeks and, early in the third quarter, data on GS-7977 and ribavirin treatment for 24 weeks from an arm of the QUANTUM study will become available.

On February 17, 2012, we announced that the majority of HCV genotype 1 patients with a prior “null” response to an interferon-containing regimen enrolled in an arm of our ongoing ELECTRON study experienced viral relapse within four weeks of completing 12 weeks of treatment with GS-7977 plus ribavirin. Ten patients were randomized to this arm of the ELECTRON study and data were available for eight of the ten patients at the time of the announcement. Among these eight patients, six experienced viral relapse. Two patients had not relapsed; however, they had only reached the two week post-treatment time point. These data indicate that treatment of genotype 1 patients classified as null responders with GS-7977 plus ribavirin for 12 weeks will not be sufficient to cure their disease. Regulatory authorities require that patients have a sustained viral response for 12 weeks after the cessation of therapy to be considered “cured” of the disease.

To the extent data from the ELECTRON and QUANTUM studies indicate genotype 1 treatment-naïve patients can be effectively treated using GS-7977 and ribavirin, larger Phase 3 studies in genotype 1 patients are expected to commence in 2012. If we are able to commence Phase 3 trials on that timeline and the results of those trials are positive, we expect to file a NDA that includes data for genotype 1 patients in 2013 for potential approval in 2014. If GS-7977 with ribavirin is not sufficiently effective in treating genotype 1 treatment-naïve patients, we would need to explore combination therapy using GS-7977 and other direct acting antiviral compounds from our or others’ portfolios, which would delay development and approval of GS-7977 for use in genotype 1 treatment-naïve patients. We expect to begin clinical studies evaluating GS-7977 in combination with our GS-5885 NS5A inhibitor in genotype 1 treatment-naïve patients in the second quarter of 2012.

See the Risk Factor entitled “The public announcement of data from clinical studies evaluating GS-7977 in HCV-infected patients is likely to cause significant volatility in our stock price” on page 30.

Our Products

HIV/AIDS

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

•

Viread is an oral formulation of a nucleotide analog reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat HIV infection in patients 2 years of age and older. Viread is also approved for the treatment of chronic hepatitis B in adults.

•

Complera/Eviplera is an oral formulation dosed once a day for the treatment of HIV-1 infection in treatment-naïve adults. The product, marketed in the United States as Complera and in Europe as Eviplera, is the second complete single-tablet regimen for the treatment of HIV and is a fixed-dose combination of our antiretroviral medications, Viread and Emtriva, and Tibotec Pharmaceuticals’ non-nucleoside reverse transcriptase inhibitor, Edurant (rilpivirine).

•

Emtriva is an oral formulation of a nucleoside analog reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat HIV infection in adults. In the United States and Europe, Emtriva is also available as an oral solution approved as part of combination therapy to treat HIV infection in children.

Liver Disease

•

Viread is an oral formulation of a nucleotide analog reverse transcriptase inhibitor, dosed once a day for the treatment of chronic hepatitis B in adults with compensated and decompensated liver disease.

We have licensed to GlaxoSmithKline Inc. (GSK) the rights to commercialize Viread for the treatment of chronic hepatitis B in Asia and certain other territories. As noted above, Viread is also approved for the treatment of HIV infection in patients 2 years of age and older in combination with other antiretroviral agents.

•

Hepsera (adefovir dipivoxil) is an oral formulation of a nucleotide analog polymerase inhibitor, dosed once a day to treat chronic hepatitis B in patients 12 years of age and older. We have licensed to GSK the rights to commercialize Hepsera for the treatment of chronic hepatitis B in Asia, Latin America and certain other territories.

Cardiovascular

•

Letairis (ambrisentan) is an oral formulation of an endothelin receptor antagonist (ERA) indicated for the treatment of pulmonary arterial hypertension (PAH) (WHO Group 1) in patients with WHO Class II or III symptoms to improve exercise capacity and delay clinical worsening. We sublicensed to GSK the rights to ambrisentan, marketed by GSK as Volibris (ambrisentan), for PAH in territories outside of the United States.

•

Ranexa (ranolazine) is an extended-release tablet for the treatment of chronic angina. We have licensed to Menarini International Operations Luxembourg SA the rights to Ranexa in territories outside of the United States.

•

Lexiscan/Rapiscan (regadenoson) injection is indicated for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging (MPI), a test that detects and characterizes coronary artery disease, in patients unable to undergo adequate exercise stress. Astellas US LLC has exclusive rights to manufacture and sell regadenoson under the name Lexiscan in the United States, subject to its obligations to pay us royalties based on sales of Lexiscan in the United States. Rapidscan Pharma Solutions, Inc. (RPS) holds the exclusive right to manufacture and sell regadenoson under the name Rapiscan in Europe and certain territories outside the United States. We receive royalties from Astellas and RPS for sales in these territories.

Respiratory

•

Cayston (aztreonam for inhalation solution) is an inhaled antibiotic for the treatment of respiratory systems in cystic fibrosis (CF) patients 7 years of age and older with Pseudomonas aeruginosa (P. aeruginosa).

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

Other

•

AmBisome (amphotericin B liposome for injection) is a proprietary liposomal formulation of amphotericin B, an antifungal agent to treat serious invasive fungal infections caused by various fungal species in adults. Our corporate partner, Astellas Pharma US, Inc., promotes and sells AmBisome in the United States and Canada, and we promote and sell AmBisome in Europe, Australia and New Zealand.

•	Vistide (cidofovir injection) is an antiviral injection for the treatment of cytomegalovirus retinitis in adult patients with AIDS.

•	Macugen (pegaptanib sodium injection) is an intravitreal injection of an anti-angiogenic oligonucleotide for the treatment of neovascular age-related macular degeneration. Macugen was developed by Eyetech Inc. (Eyetech) using technology licensed from us and is now promoted in the United States by Eyetech. Eyetech holds the exclusive rights to manufacture and sell Macugen in the United States, and Pfizer Inc. (Pfizer) holds the exclusive right to manufacture and sell Macugen in the rest of the world. We receive royalties from Eyetech based on sales of Macugen worldwide.

The following table lists aggregate product sales for our major products (in thousands):

	2011	% of Total Product Sales	2010	% of Total Product Sales	2009	% of Total Product Sales
Antiviral products:
Atripla	$3,224,518	40%	$2,926,579	40%	$2,382,113	37%
Truvada	2,875,141	35%	2,649,908	36%	2,489,682	38%
Viread	737,867	9%	732,240	10%	667,510	10%
Hepsera	144,679	2%	200,592	3%	271,595	4%
Complera/Eviplera	38,747	0%	—	—	—	—
Emtriva	28,764	0%	27,679	0%	27,974	0%

Total antiviral products	7,049,716	87%	6,536,998	88%	5,838,874	90%
AmBisome	330,156	4%	305,856	4%	298,597	5%
Letairis	293,426	4%	240,279	3%	183,949	3%
Ranexa	320,004	4%	239,832	3%	131,062	2%
Other	109,057	1%	66,956	1%	16,829	0%

Total product sales	$8,102,359	100%	$7,389,921	100%	$6,469,311	100%

See Item 8, Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K, for our total revenues by geographic area.

Commercialization and Distribution

We have U.S. and international commercial sales operations, with marketing subsidiaries in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, the Netherlands, New Zealand, Norway, Poland, Portugal, South Korea, Spain, Sweden, Switzerland, Turkey, the United Kingdom and the United States.

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

We sell and distribute Atripla, Truvada, Viread, Hepsera, Complera, Emtriva, Ranexa and Vistide in the United States exclusively through the wholesale channel. Our product sales to three large wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp., each accounted for more than 10% of total revenues for each of the years ended December 31, 2011, 2010 and 2009. On a combined basis, in 2011, these wholesalers accounted for approximately 79% of our product sales in the United States and approximately 43% of our total worldwide revenues. Letairis and Cayston are distributed exclusively by specialty pharmacies. These specialty pharmacies dispense medications for complex or chronic conditions that require a high level of patient education and ongoing counseling. We sell and distribute Atripla, Truvada, Viread, Hepsera, Emtriva, Complera/Eviplera, and AmBisome in Asia, Australia, Canada, Europe, Latin America, the Middle East and New Zealand either through our commercial teams, third-party distributors or corporate partners.

We also rely on our corporate partners to help promote and sell our products under collaboration agreements. For example, BMS has rights to promote Atripla in the United States. BMS also has rights to promote Atripla in a majority of the countries in Europe. In a limited number of Central and Eastern European countries, either Gilead, BMS or a third-party distributor is the sole promoting, selling and distributing company. Under an agreement with Merck & Co., Inc. (Merck), we promote and distribute Atripla in 12 countries in Latin America and Asia Pacific either through Merck or our existing third-party distributors. We have licensed to GSK the right to promote and sell Viread and Hepsera for the treatment of hepatitis B in certain countries outside the United States. We licensed the rights to manufacture and sell Tamiflu, Macugen and Lexiscan/Rapiscan worldwide to third parties, subject to our corporate partners’ obligation to pay us royalties based on a percentage of the sales of these products.

Access in the Developing World

Through the Gilead Access Program, established in 2003, certain of our HIV and other products are available at substantially reduced prices in 134 countries in the developing world. We have developed a system of tiered pricing that reflects economic status, using gross national income per capita (GNI) and HIV prevalence. This approach allows us to price our therapies based on a country’s ability to pay.

We also support many clinical studies through the donation of our products to help define the best treatment strategies in developing world countries. For example, we donated tenofovir for the Centre for the AIDS Programme of Research in South Africa (CAPRISA) 004 microbicide trial, which assessed the effectiveness and the safety of a tenofovir-based microbicide gel for the prevention of HIV infection in South African women. We also provide drugs for a number of innovative international studies investigating whether Viread or Truvada can prevent HIV transmission among at-risk, uninfected adults. This is a potential HIV prevention strategy called pre-exposure prophylaxis, or PrEP. In December 2011, we announced the submission of a supplemental NDA (sNDA) to the FDA for the approval of once-daily Truvada for PrEP to reduce the risk of HIV-1 infection among uninfected adults. If the sNDA is approved, Truvada would be the first agent indicated for uninfected individuals to reduce the risk of acquiring HIV through sex.

We also work closely with the World Health Organization and with non-governmental organizations to provide AmBisome for the treatment of leishmaniasis, a parasitic disease, at a preferential price in resource limited settings. We support numerous clinical studies investigating the role of AmBisome to treat visceral and cutaneous leishmaniasis in developing countries through collaborations with organizations such as the Drugs for Neglected Diseases initiative and Médecins Sans Frontières. We also support clinical research studies aimed at identifying the best treatment course for visceral leishmaniasis and donated AmBisome to support clinical studies assessing combination therapies and the cost-effectiveness of multiple visceral leishmaniasis treatment interventions. In December 2011, we signed a partnership agreement with World Health Organization to donate 445,000 vials of AmBisome over five years. This donation will be used to treat more than 50,000 patients in resource-limited countries.

We have also entered into a number of collaborations related to access to our products in the developing world, which include:

•

PharmaChem Technologies (Grand Bahama), Ltd (PharmaChem). In 2005, PharmaChem, one of our commercial manufacturing partners, established a facility in The Bahamas to manufacture tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread and one of the active pharmaceutical ingredients in Atripla and Truvada, for resource limited countries through a cooperative effort with PharmaChem and the Grand Bahama Port Authority. This partnership increases manufacturing capacity for our HIV medicines, and improve delivery efficiency, since the medicines are produced in or near the markets where they are needed most.

•

Aspen Pharmacare Holdings Ltd (Aspen). In 2005, we entered into a non-exclusive manufacturing and distribution agreement with Aspen, providing for the manufacture and distribution of Viread and Truvada for the treatment of HIV infection to certain developing world countries included in our Gilead Access Program. In 2007, we amended our agreement with Aspen. Under the amended agreement, Aspen retained the right to manufacture and distribute Viread and Truvada for the treatment of HIV infection in these developing world countries. Aspen has the right to purchase Viread and Truvada in unlabeled bottles from us for distribution in such countries, and also has the right to manufacture Viread and Truvada using active pharmaceutical ingredient that has been purchased by Aspen from suppliers approved by us. Aspen was also granted the right to manufacture and distribute generic versions of emtricitabine and tenofovir disoproxil fumarate, including versions of tenofovir disoproxil fumarate in combination with emtricitabine for the treatment of HIV infection. Aspen is required to pay us royalties on net sales of Viread and Truvada, as well as royalties on net sales of generic versions of tenofovir disoproxil fumarate, including versions of tenofovir disoproxil fumarate in combination with generic versions of emtricitabine that are manufactured and distributed by Aspen.

•

Licenses with Generic Manufacturers. In 2006, we entered into non-exclusive license agreements with thirteen Indian generic manufacturers, granting them the rights to produce and distribute generic versions of tenofovir disoproxil fumarate for the treatment of HIV infection to low income countries around the world, which includes India and many of the low income countries in our Gilead Access Program. The agreements require that the generic manufacturers meet certain national and international regulatory standards and include technology transfers to enable expeditious production of large volumes of high quality generic versions of tenofovir disoproxil fumarate. In addition, these agreements allow for the manufacture of commercial quantities of both active pharmaceutical ingredient and finished product. In 2011, we expanded these non-exclusive license agreements to increase the number of countries included in the license, and also to include rights to our future pipeline products elvitegravir, an investigational integrase inhibitor; cobicistat, an investigational antiretroviral boosting agent; and Quad, which combines four of our HIV medicines in a once-daily single-tablet regimen and is pending FDA approval. To expand access to Viread for the treatment of hepatitis B treatment in developing countries, we also included in these non-exclusive license agreements the ability to manufacture and distribute generic versions of tenofovir disoproxil fumarate for the treatment of hepatitis B in the same countries where they are authorized to sell generic versions of tenofovir disoproxil fumarate for HIV.

•

Merck. In 2006, we entered into an agreement with an affiliate of Merck pursuant to which Gilead and Merck provide Atripla at substantially reduced prices to HIV infected patients in developing countries in Africa, the Caribbean, Latin America and Southeast Asia. Under the agreement, we manufacture Atripla using efavirenz supplied by Merck, and Merck handles distribution of the product in the countries covered by the agreement.

•

International Partnership for Microbicides (IPM) and CONRAD. In 2006, we entered into an agreement under which we granted rights to IPM and CONRAD, a cooperating agency of the U.S. Agency for International Development committed to improving reproductive health by expanding the contraceptive choices of women and men, to develop, manufacture, and, if proven efficacious, arrange for the distribution in resource limited countries of certain formulations of tenofovir for use as a topical microbicide to prevent HIV infection.

•

Medicines Patent Pool (the Pool). In 2011, we entered into an agreement with the Pool, an organization that was established by the United Nations to increase global access to high-quality, low-cost antiretroviral therapy through the sharing of patents. We granted the Pool a non-exclusive license to identify generic pharmaceutical manufacturers in India who specialize in high-quality production of generic medicines and grant sublicenses to those Indian manufacturers to manufacture and distribute generic versions of our antiretrovirals in the developing world. Sublicensees through the Pool will be free to develop combination products and pediatric formulations of our HIV medicines. We also granted the Pool the right to grant sublicenses to our future pipeline products elvitegravir, cobicistat and Quad to those same generic pharmaceutical manufacturers in India for distribution in the developing world.

•

Tibotec Pharmaceuticals (Tibotec). In 2011, we expanded our agreement with Tibotec to provide for distribution of Complera/Eviplera for the treatment of HIV in less developed countries and to enable the commercialization of generic versions of the product.

Competition

Our products target a number of areas, including viral, cardiovascular, respiratory and fungal diseases. There are many commercially available products for the treatment of these diseases. Many companies and institutions are making substantial investments in developing additional products to treat these diseases. Our products compete with other available products based primarily on:

•	efficacy;

•	safety;

•	tolerability;

•	acceptance by doctors;

•	ease of patient compliance;

•	patent protection;

•	ease of use;

•	price;

•	insurance and other reimbursement coverage;

•	distribution; and

•	marketing.

Our HIV Products

The HIV landscape is becoming more competitive and complex as treatment trends continue to evolve. A growing number of anti-HIV drugs are currently sold or are in advanced stages of clinical development. Competition from current and expected competitors may erode the revenues we receive from sales of our HIV products. Of the 35 branded HIV drugs available in the United States, our products primarily compete with the fixed-dose combination products in the nucleotide/nucleoside reverse transcriptase inhibitors (NRTI) class, including Combivir (lamivudine/zidovudine), Epzicom/Kivexa (abacavir/lamivudine) and Trizivir (abacavir/lamivudine/zidovudine), each sold by a joint venture, ViiV, that was established in November 2009 by GSK and Pfizer focused on HIV therapies. Our HIV products also compete broadly with HIV products from Abbott Laboratories, Inc., Boehringer Ingelheim GmbH, Merck, Roche and Tibotec.

BMS’s Videx EC (didanosine, ddI) became the first generic HIV product in the United States in 2004. GSK’s Retrovir (zidovudine) also faces generic competition in the United States as a result of the launch of generic zidovudine in 2005. BMS’s Zerit (stavudine) also faces generic competition in the United States as a result of the launch of generic stavudine in 2008. Lamivudine, marketed by ViiV, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Atripla, Truvada and Complera/Eviplera. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and generic lamivudine is now available in the United States, Spain and Portugal, and recently received pricing approval in Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey. To date, there has not been a significant impact from generic didanosine, zidovudine, stavudine, lamivudine, the generic version of Combivir or generic tenofovir in Turkey on the price of our HIV products; however, price decreases for all HIV products may result in the longer term.

Our Liver Disease Products

Our hepatitis B virus (HBV) products, Viread and Hepsera, face significant competition from existing and expected therapies for treating patients with chronic hepatitis B, which may erode the revenues we receive from sales of our HBV products. Our HBV products face competition from Baraclude (entecavir), an oral nucleoside analog developed by BMS and launched in the United States in 2005, and Tyzeka/Sebivo (telbivudine), an oral nucleoside analog developed by Novartis Pharmaceuticals Corporation (Novartis) for sale in the United States, the European Union and China.

Our HBV products also compete with Epivir-HBV/Zeffix (lamivudine), which was developed by GSK in collaboration with Shire Pharmaceuticals Group PLC and is sold in the major countries throughout North and South America, Europe and Asia.

Viread and Hepsera for the treatment of chronic hepatitis B also compete with established immunomodulatory therapies, including Intron-A (interferon alfa-2b), which is sold by Schering Plough Corporation in major countries throughout North and South America, Europe and Asia, and Pegasys (pegylated interferon alfa-2a), an injectable drug similar to Intron-A sold by Roche for the treatment of chronic hepatitis B.

Our Cardiovascular Products

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

There are numerous marketed generic and/or branded pharmacologic stress agents that compete with Lexiscan/Rapiscan. Clinical Data, Inc. is developing apadenoson as a pharmacologic stress agent for MPI which is currently in Phase 3 clinical trials. These stress agents and product candidates could also compete with Lexiscan/Rapiscan.

Our Respiratory Products

Cayston competes primarily with Tobi (tobramycin inhalation solution), an inhaled medication sold by Novartis for the treatment of CF patients whose lungs contain P. aeruginosa.

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

Our Other Products

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

Vistide competes with a number of drugs that also treat cytomegalovirus retinitis, including Cytovene IV and Cytovene (ganciclovir), sold in intravenous and oral formulations, respectively, by Roche and as an ocular implant by Bausch & Lomb Incorporated; Valcyte (valganciclovir), also marketed by Roche; Foscavir (foscarnet), an intravenous drug sold by AstraZeneca PLC; and Vitravene (fomivirsen), a drug injected directly into the eye, sold by CibaVision.

Macugen competes primarily with Visudyne (verteporfin for injection), which is sold by Novartis and used in connection with photodynamic therapy, and Lucentis (ranibizumab), which is sold by Genentech, Inc. in the United States and Novartis in territories outside the United States.

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

•

Roche. In 1996, we entered into a development and license agreement with Roche to develop and commercialize therapies to treat and prevent viral influenza. Tamiflu, an antiviral oral formulation for the treatment and prevention of influenza, was co-developed by us and Roche. Under the original agreement, Roche had the exclusive right and obligation to manufacture and sell Tamiflu worldwide, subject to its obligation to pay us a percentage of the net sales that Roche generated from Tamiflu sales. Under the agreement, we received an up-front payment in the amount of $5.0 million and were entitled to receive additional milestone payments of up to $40.0 million upon the achievement of certain development and regulatory objectives. We have received all such milestone payments. In 1996, Roche also made a cash payment to us in the amount of $5.3 million related to reimbursement for certain research and preclinical development expenses and our obligation to prosecute and maintain certain patents under the agreement. In 2005, we entered into a first amendment and supplement to the original agreement with Roche. The amendment eliminated cost of goods adjustments from the royalty calculation, retroactive to calendar year 2004 and for all future calculations. The amendment also provided for the formation of a joint manufacturing committee to review Roche’s manufacturing capacity for Tamiflu and global plans for manufacturing Tamiflu, a U.S. commercial committee to evaluate commercial plans and strategies for Tamiflu in the United States and a joint supervisory committee to evaluate Roche’s overall commercial plans for Tamiflu on a global basis. Each of the committees consists of representatives from both Roche and us. Under the amendment, we have the option to provide a specialized sales force to supplement Roche’s U.S. marketing efforts for Tamiflu, which we have not exercised to date. The agreement and Roche’s obligation to pay royalties to us will terminate on a country-by-country basis as patents providing exclusivity for Tamiflu in such countries expire. Roche may terminate the agreement for any reason in which case all rights to Tamiflu would revert to us. Either party may terminate the agreement in response to a material breach by the other party.

•

BMS. In 2004, we entered into a collaboration with BMS to develop and commercialize the single-tablet regimen of our Truvada and BMS’s Sustiva in the United States. This combination was approved for use in the United States in 2006 and is sold under the brand name Atripla. We and BMS structured this collaboration as a joint venture by forming a limited liability company called Bristol-Myers Squibb & Gilead Sciences, LLC. Under the terms of the collaboration, we and BMS granted royalty free sublicenses to the joint venture for the use of our respective company owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. The economic interests of the joint venture held by us and BMS (including share of revenues and out-of-pocket expenses) are based on the portion of the net selling price of Atripla attributable to Truvada and Sustiva, respectively. Since the net selling price for Truvada may change over time relative to the net selling price of Sustiva, both our and BMS’s respective economic interests in the joint venture may vary annually. We and BMS share marketing and sales efforts, with both parties providing equivalent sales force efforts at levels agreed to annually by BMS and Gilead. Since the second quarter of 2011, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the United States and the parties have begun to reduce their joint promotional efforts in Canada as we launch Complera and in anticipation of the launch of Quad. The parties continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. The daily operations of the joint venture are governed by four primary joint committees formed by both BMS and Gilead. We are responsible for accounting, financial reporting, tax reporting and product distribution for the joint venture. In 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada. The agreement will continue until terminated by the mutual agreement of the parties. In addition, either party may terminate the other party’s participation in the collaboration within 30 days after the launch of at least one generic version of such other party’s single agent products (or the double agent products). The non-terminating party then has the right to continue to sell Atripla, but will be obligated to pay the terminating party certain royalties for a three-year period following the effective date of the termination.

In 2007, we entered into a collaboration agreement with BMS which sets forth the terms and conditions under which we and BMS commercialize Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland. Either we, BMS or a third-party distributor act as the selling party in these countries and are responsible for, among other things, receiving and processing customer orders, warehousing product, collecting receivables and handling returns. Manufacturing of Atripla is coordinated by us, and we are primarily responsible for distribution logistics. In general, the parties share revenues and out-of-pocket expenses in proportion to the net selling prices of Truvada, with respect to us, and efavirenz, with respect to BMS. Starting in 2012, except for a limited number of activities that will be jointly managed, the parties will no longer coordinate detailing and promotional activities in the region. The agreement will terminate upon the expiration of the last-to-expire patent which affords market exclusivity to Atripla or one of its components in the European countries covered by the agreement. Prior to such time, either party may terminate the agreement for any reason, with such termination to be effective in December 2013. The non-terminating party has the right to continue to sell Atripla, but will be obligated to pay the terminating party certain royalties for a three-year period following the effective date of the termination. In the event the non-terminating party decides not to sell Atripla, the effective date of the termination will be the date Atripla is withdrawn in each country or the date on which a third party assumes distribution of Atripla, whichever is earlier.

•

GSK. In 2006, we sublicensed to GSK exclusive rights to market ambrisentan (the active pharmaceutical ingredient in Letairis) under the name Volibris for PAH in territories outside of the United States. Under the license agreement, we received an up-front payment of $20.0 million and, subject to the achievement of specific milestones, we are eligible to receive total additional milestone payments of $80.0 million. Through December 31, 2011, we have received $55.0 million of such potential milestone payments. In addition, we will receive royalties based on net sales of Volibris in the GSK territories. GSK has an option to negotiate from us an exclusive sublicense for additional therapeutic uses for Volibris in the GSK territories during the term of the license agreement. Under the agreement, we will continue to conduct and bear the expense of all clinical development activities that we believe are required to obtain and maintain regulatory approvals for Letairis and Volibris in the United States, Canada and the European Economic Area, and each party may conduct additional development activities in its territories at its own expense. The parties may agree to jointly develop ambrisentan for new indications in the licensed field, and each party will pay its share of external costs associated with such joint development. The agreement and GSK’s obligation to pay royalties to us will terminate on a country-by-country basis on the earlier of the date on which generic equivalents sold in a country achieve a certain percentage of total prescriptions for the product plus its generic equivalents or the fifteenth anniversary of commercial launch in such country. GSK may terminate the agreement for any reason. Upon such termination, all rights to the product would revert to us. Either party may terminate the agreement in response to a material breach by the other party.

•

Tibotec. In 2009, we entered into a collaboration agreement with Tibotec to develop and commercialize a fixed-dose combination of our Truvada and Tibotec’s rilpivirine. This combination was approved in the United States and European Union in 2011 and is sold under the brand name Complera in the United States and Eviplera in the European Union. Under the agreement, Tibotec granted us an exclusive license to Complera/Eviplera worldwide excluding certain middle income and developing world countries and Japan. Neither party is restricted from combining its drugs with any other drugs.

Through December 31, 2011, we recorded €71.5 million (approximately $100.0 million) in reimbursable R&D expenses incurred by Tibotec in the development of rilpivirine, which is the maximum amount reimbursable under the terms of the agreement. We are responsible for manufacturing Complera/Eviplera and have the lead role in registration, distribution and commercialization of the product in the licensed countries. Tibotec has exercised a right to co-detail the combination product in the countries where Gilead is the selling party. The price of the product is expected to be the sum of the price of Truvada and the price of rilpivirine purchased separately. The cost of rilpivirine purchased by us from Tibotec for Complera/Eviplera will approximate the market price of rilpivirine, less a specified percentage of up to thirty percent (30%).

In July 2011, we amended the collaboration agreement to include distribution of Complera/Eviplera in the rest of the world. We will distribute the product in North America, Europe, Latin America, Australia and New Zealand, while Tibotec will distribute the product in the other regions, including Japan and Russia.

Either party may terminate the collaboration agreement if Complera/Eviplera is withdrawn from the market or if a party materially breaches the agreement. We may terminate the agreement in the United States and Canada on or after the expiration of the last to expire patent for tenofovir disoproxil fumarate in the United States, and may terminate the agreement in any other country on or after the expiration of the last to expire patent for tenofovir disoproxil fumarate in a country of the European Union. Tibotec may terminate the agreement in the United States and Canada on or after the expiration of the last to expire patent for rilpivirine in the United States, and may terminate the agreement in any other country on or after the expiration of the last to expire patent for rilpivirine in a country of the European Union.

Research Collaborations

We currently have a number of collaborations with corporate partners that govern our research and development (R&D) of certain compounds and drug candidates. Our research collaboration with Japan Tobacco Inc. (Japan Tobacco) is the only collaboration that is significant to us from a financial statement perspective and where significant ongoing collaboration activity exists.

•

Japan Tobacco. In 2005, we entered into a licensing agreement with Japan Tobacco, under which Japan Tobacco granted us exclusive rights to develop and commercialize elvitegravir, a novel HIV integrase inhibitor, in all countries of the world, excluding Japan, where Japan Tobacco would retain such rights. Under the agreement, we are responsible for seeking regulatory approval in our territories and are required to use diligent efforts to commercialize a product for the treatment of HIV infection. We will bear all costs and expenses associated with such commercialization efforts. Under the terms of the agreement, we paid an up-front license fee of $15.0 million and are obligated to make total potential milestone payments of up to $90.0 million upon the achievement of certain clinical, regulatory and commercial objectives. Additionally, we are obligated to pay royalties based on any net sales in the territories where we market the product. Through December 31, 2011, we have made total milestone payments of $28.0 million. The agreement and our obligation to pay royalties to Japan Tobacco will terminate on a product-by-product basis as patents providing exclusivity for the product expire or, if later, on the tenth anniversary of commercial launch for such product. We may terminate the agreement for any reason in which case the license granted by Japan Tobacco to us would terminate. Either party may terminate the agreement in response to a material breach by the other party.

Research and Development

Our research and development philosophy and strategy is to develop best-in-class drugs that improve safety or efficacy for unmet medical needs. We apply our expertise in drug discovery and development to target specific medical needs where new or better treatments are needed. We intend to continue committing significant resources to research and development opportunities and business development activity.

Our product development efforts cover a wide range of medical conditions, including HIV/AIDS and liver diseases such as hepatitis B and C and cardiovascular/metabolic, respiratory and inflammation/oncology diseases. We have research scientists in Foster City, Palo Alto, San Dimas and Oceanside, California; Branford, Connecticut; Princeton, New Jersey; and Seattle, Washington, engaged in the discovery and development of new molecules and technologies that we hope will lead to new medicines and novel formulations of existing drugs.

The development of our product candidates is subject to various risks and uncertainties. These risks and uncertainties include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain regulatory approvals. As a result, our product candidates may never be successfully commercialized. Drug development is inherently risky and many product candidates fail during the drug development process.

Below is a summary of our key product candidates and their corresponding current stages of development. For additional information on our development pipeline, visit our website at www.gilead.com.

Product Candidates for the Treatment of HIV

Product Candidates	Description
Marketing Application Pending

Integrase Single-Tablet Regimen “Quad”	In October 2011, we submitted a new drug application (NDA) to the U.S. Food and Drug Administration (FDA) for marketing approval of the once-daily, single-tablet “Quad” regimen of elvitegravir, cobicistat, tenofovir disoproxil fumarate and emtricitabine. In December 2011, the FDA accepted the NDA for review and set a target review date of August 27, 2012. In addition, FDA indicated that a panel would be convened in the May 2012 timeframe to provide expert advice on the application. Also in December 2011, we announced that we had submitted a marketing authorization application to the European Medicines Agency for marketing approval of this single-tablet regimen.

Phase 3

Cobicistat	Cobicistat is a pharmacoenhancer that is under evaluation as a boosting agent for certain HIV medicines in treatment-naïve patients. Based on positive clinical trial results, we expect to submit a NDA for the product in the second quarter of 2012.

Elvitegravir	Elvitegravir is an oral integrase inhibitor that is being evaluated as part of combination therapy for HIV in treatment-experienced patients. Based on positive clinical trial results, we expect to submit a NDA for the product in the second quarter of 2012.

Phase 2

GS-7340	GS-7340 is a nucleotide reverse transcriptase inhibitor being evaluated for the treatment of HIV/AIDS.

Product Candidates for the Treatment of Liver Disease

Product Candidates	Description
Phase 3

GS-7977

GS-7977 is a nucleotide NS5B inhibitor under evaluation for the treatment of HCV. We are currently enrolling genotype 2 and 3 patients in a Phase 3 clinical program of GS-7977 and ribavirin. We are also evaluating GS-7977 in combination with ribavirin in genotype 1 treatment-naïve and “null” responder patients. Null responders are patients who did not respond to earlier interferon-based therapy. On February 17, 2012, we announced that the majority of HCV genotype 1 patients with a prior “null” response to an interferon-containing regimen enrolled in an arm of our ongoing ELECTRON study experienced viral relapse within four weeks of completing 12 weeks of treatment with GS-7977 plus ribavirin. Ten patients were randomized to this arm of the ELECTRON study and data were available for eight of the ten patients at the time of the announcement. Among these eight patients, six experienced viral relapse. Two patients had not relapsed; however, they had only reached the two week post-treatment time point. Further data from the genotype 1 null responder

Product Candidates	Description

arm of the study will be presented at an upcoming scientific conference. These data indicate that treatment of genotype 1 patients classified as null responders with GS-7977 plus ribavirin for 12 weeks will not be sufficient to cure their disease. We expect to receive data from ongoing studies of treatment-naïve patients with GS-7977 and ribavirin over the next several months, as described in “Overview” in Item 1, Business.

Phase 2

GS-5885	GS-5885 is an oral NS5A inhibitor under evaluation for the treatment of hepatitis C.

GS-9256*	GS-9256 is an NS3 oral protease inhibitor being evaluated for the treatment of hepatitis C.

GS-9451	GS-9451 is an oral NS3 protease inhibitor being evaluated for the treatment of hepatitis C.

*	No further clinical trials planned at this time.

Product Candidates	Description
Tegobuvir (GS-9190)*	Tegobuvir (GS-9190) is an oral NS5B non-nucleoside polymerase inhibitor being evaluated for the treatment of hepatitis C.

GS-6624	GS 6624 is a monoclonal antibody being evaluated for the treatment of liver fibrosis.

Phase 1

GS-7340	GS-7340 is a nucleoside reverse transcriptase inhibitor under evaluation for the treatment of hepatitis B.

GS-9620	GS-9620 is an oral TLR-7 agonist for the treatment of hepatitis B and hepatitis C.

GS-9669	GS-9669 is a non-nucleoside polymerase inhibitor under evaluation for the treatment of hepatitis C.

*	No further clinical trials planned at this time.

Product Candidates for the Treatment of Cardiovascular/Metabolic Diseases

Product Candidates	Description
Phase 3

Ranolazine	Ranolazine is a late sodium current inhibitor approved for the treatment of chronic angina, which will also be evaluated for the treatment of incomplete revascularization post-percutaneous coronary intervention and the treatment of type II diabetes. We expect to complete the Phase 3 trial evaluating ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention in the first half of 2014 and the Phase 3 trial evaluating ranolazine for the treatment of treatment of type II diabetes in the second half of 2013.

Product Candidates for the Treatment of Respiratory Diseases

Product Candidates	Description
Phase 3

Aztreonam for inhalation solution	Aztreonam for inhalation solution is being evaluated for the treatment of bronchiectasis. We expect to complete enrollment of the two Phase 3 trials by early 2013.

Phase 1

GS-6624	GS-6624 is a monoclonal antibody being evaluated for the treatment of idiopathic pulmonary fibrosis.

Product Candidates for the Treatment of Inflammation/Oncology Diseases

Product Candidates	Description
Phase 3

GS-1101	GS-1101 is a PI3K delta inhibitor antibody being evaluated for the treatment of chronic lymphocytic leukemia. We expect to complete enrollment of the first Phase 3 trial of GS-1101 for the treatment of chronic lymphocytic leukemia in the first half of 2013.

Phase 2

GS-1101	GS-1101 is a PI3K delta inhibitor antibody being evaluated for the treatment of indolent non-Hodgkin’s lymphoma.

GS-6624	GS-6624 is a monoclonal antibody being evaluated for the treatment of myelofibrosis, colorectal cancer and pancreatic cancer.

Phase 1

GS-9973	GS-9973 is a Syk inhibitor being evaluated for the treatment of rheumatoid arthritis.

In total, our R&D expenses for 2011 were $1.23 billion compared with $1.07 billion for 2010 and $939.9 million for 2009. In addition to our internal discovery and clinical development programs, we seek to add to our portfolio of products through product acquisitions and collaborations. The following table shows some of our recent acquisitions:

Year	Company	Therapeutic area
2009	CV Therapeutics, Inc.	Cardiovascular disorders
2010	CGI Pharmaceuticals, Inc.	Serious inflammatory diseases
2011	Arresto Biosciences, Inc.	Fibrotic diseases and cancer
2011	Calistoga Pharmaceuticals, Inc.	Cancer and inflammatory diseases
2012	Pharmasset, Inc.	Chronic hepatitis C virus

Our largest transaction was the acquisition of Pharmasset, Inc. in January 2012 for $11.1 billion. Pharmasset was a clinical-stage pharmaceutical company located in Princeton, New Jersey, committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset’s primary focus was the development of oral therapeutics for the treatment of HCV infection. Through our acquisition of Pharmasset, we gained ownership of GS-7977, the most advanced, and to date the most potent, nucleotide analog that acts to inhibit the replication of HCV with limited safety or resistance concerns detected thus far. See the Risk Factor entitled “The public announcement of data from clinical studies evaluating GS-7977 in HCV-infected patients is likely to cause significant volatility in our stock price” on page 30.

Patents and Proprietary Rights

U.S. and European Patent Expiration

We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.

The following table shows the estimated expiration dates in the United States and Europe for the primary patents and for patents that may issue under pending applications for our Phase 3 product candidates:

Phase 3 Product Candidates	Patent Expiration(1)
Product Candidates for the Treatment of HIV	U.S.		E.U.
Cobicistat	(2)		(2)
Elvitegravir	2023		2023
Integrase Single-Tablet Regimen “Quad”	2023	(3)	2023	(3)

Product Candidate for the Treatment of Liver Disease
GS-7977	2029		(2)

Product Candidate for the Treatment of Respiratory Diseases
Aztreonam for inhalation solution for the treatment of bronchiectasis	2021		2021

Product Candidate for the Treatment of Cardiovascular/Metabolic Diseases
Ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention and the treatment of type II diabetes	2019		2019

(1)

Does not reflect any possible patent term restoration or future supplementary protection certificates. Further, depending on the circumstances surrounding any regulatory approval of the product, there may be other patents that could have relevance to the product as finally approved.

(2)	Application is pending.
(3)	Based on the patent expiration date of elvitegravir, one of the components of Quad.

The following table shows the actual or estimated expiration dates in the United States and Europe for the primary patents and for patents that may issue under pending applications that cover the compounds in our marketed products:

Products	U.S. Patent Expiration		European Patent Expiration
Vistide	2010		2012	(1)
Hepsera	2014		2016	(1)
Letairis	2015		2015
AmBisome	2016		2008
Tamiflu	2016	(2)	2016
Macugen	2017		2017
Viread	2017	(3)	2018
Ranexa	2019		2023	(1)
Lexiscan	2019		2020
Emtriva	2021		2016	(1)
Truvada	2021		2018	(4)
Atripla	2021		2018	(5)
Cayston	2021		2021
Complera/Eviplera	2023	(6)	2022	(6)

(1)	Supplementary Protection Certificate (SPC) protection has been obtained in certain European countries that confer an auxiliary form of patent exclusivity as indicated.

(2)	Pediatric exclusivity granted extending patent expiration to 2017.
(3)	Pediatric exclusivity granted extending patent expiration to 2018.
(4)	Based on the patent expiration date of Viread, one of the components of Truvada.
(5)	Based on the patent expiration date of Viread, one of the components of Atripla.
(6)	Based on the patent expiration date of Edurant, one of the components of Complera/Eviplera.

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

Patents covering the active pharmaceutical ingredients of Atripla, Truvada, Viread, Emtriva, Complera/Eviplera, Hepsera, Letairis, Vistide and Lexiscan are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties. Patents do not cover ranolazine, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained release formulation of ranolazine would achieve therapeutic plasma levels, patents were obtained on those formulations and the characteristic plasma levels they achieve. Patents do not cover the active ingredients in AmBisome. Instead, we hold patents to the liposomal formulations of this compound and also protect formulations through trade secrets. In addition, we do not have patent filings in China or certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. Asia is a major market for therapies for hepatitis B, the indication for which Hepsera has been developed.

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

It is also very important that we do not infringe patents or proprietary rights of others and that we do not violate the agreements that grant proprietary rights to us. If we do infringe patents or violate these agreements, we could be prevented from developing or selling products or from using the processes covered by those patents or agreements, or we could be required to obtain a license from third parties to allow us to use their technology. We cannot be certain that, if required, we could obtain a license to any third-party technology or that we could obtain one at a reasonable cost. If we were not able to obtain a required license or alternative technologies, we may be unable to develop or commercialize some or all of our products, and our business could be adversely affected. For example, we are aware of a body of patents that may relate to our operation of Letairis Education and Access Program (LEAP), our restricted distribution program designed to support Letairis. In addition, we own patents that claim GS-7977 as a chemical entity and its metabolites. However, the existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents which they may claim could be used to prevent or attempt to prevent us from commercializing the patented product candidates obtained from the Pharmasset acquisition. For example, we are aware of patents and patent applications owned by other parties that might be alleged to cover the use of GS-7977. If these other parties are successful in obtaining valid and enforceable patents, and establishing our infringement of those patents, we could be prevented from selling GS-7977 unless we were able to obtain a license under such patents. If any license is needed it may not be available on commercially reasonable terms or at all.

Further, Gilead (as successor to Pharmasset, Inc.) is a party to a collaboration agreement with Roche to develop PSI-6130 and its prodrugs for the treatment of chronic HCV infection. The collaborative research efforts under this agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of GS-7977 and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. However, if Roche were to successfully assert that it contributed to the inventorship of GS-7977 and either independently develop GS-7977 or file an abbreviated new drug application (ANDA) to market GS-7977, Roche could at some point in the future market that product and begin competing against us prior to the expiration of our patents for GS-7977. Such marketing activity by Roche could materially reduce the revenues we expect to receive from the sale of GS-7977, which could adversely affect our results of operations.

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

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or re-examination proceedings regarding the enforcement or validity of our existing patents or any future patents could invalidate our patents or substantially reduce their protection. For example, in 2007, the Public Patent Foundation filed requests for re-examination with the United States Patent and Trademark Office (PTO) challenging four of our patents related to tenofovir disoproxil fumarate, which is an active ingredient in Atripla, Truvada, Complera/Eviplera and Viread. The PTO granted these requests and issued non-final rejections for the four patents, which is a step common in a proceeding to initiate the re-examination process. In 2008, the PTO confirmed the patentability of all four patents.

Although we were successful in responding to the PTO actions in the instance above, similar organizations may still challenge our patents in U.S. and foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir disoproxil fumarate in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir disoproxil fumarate we have filed in Brazil. We then filed an appeal within the patent authority responding to the questions raised in the rejection. In July 2009, the Brazilian patent authority again rejected the application. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. Because we do not currently have a patent in Brazil, in 2011 the Brazilian government purchased all of its supply of tenofovir disoproxil fumarate from generic manufacturers. As a result, we did not sell any of our HIV products in Brazil in 2011.

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

Abbreviated New Drug Applications Filed by Generic Manufacturers

As part of the approval process of some of our products, the FDA granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an ANDA, the application form typically used by manufacturers seeking approval of a generic drug.

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

In November 2011, we received notice that Teva submitted an Abbreviated New Drug Submission (ANDS) to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Truvada product. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva seeking an order of prohibition against approval of this ANDS.

In December 2011, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Atripla product. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck’s patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. In February 2012, we filed a lawsuit against Teva seeking an order of prohibition against approval of this ANDS.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States or for Atripla and Truvada in Canada could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products prior to the expiration date of those patents.

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

Manufacturing and Raw Materials

Our manufacturing strategy is to contract with third parties to manufacture the majority of our active pharmaceutical ingredients and solid dose products. We also rely on our corporate partners to manufacture certain of our products. Additionally, we own or lease manufacturing facilities in San Dimas, California; Edmonton, Alberta, Canada; Cork, Ireland and Oceanside, California, where we manufacture certain products and active pharmaceutical ingredients for clinical and commercial uses.

Manufacturing of our Products

We contract with third parties to manufacture certain products for clinical and commercial purposes, including Atripla, Truvada, Viread, Hepsera, Complera/Eviplera, Emtriva, Ranexa and Vistide. We use multiple third-party contract manufacturers to manufacture tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread and one of the active pharmaceutical ingredients in Atripla, Truvada and Complera/Eviplera; and emtricitabine, the active pharmaceutical ingredient in Emtriva and one of the active pharmaceutical ingredients in Atripla, Truvada and Complera/Eviplera. We rely on a single third-party manufacturer to manufacture the active pharmaceutical ingredients of Ranexa and Cayston. We are the exclusive manufacturer of the active pharmaceutical ingredients in Hepsera, Letairis and Vistide.

We also rely on third-party contract manufacturers to tablet or capsulate products. For example, we use multiple third-party contract manufacturers to tablet Atripla, Truvada, Viread, Hepsera, Complera/Eviplera and Ranexa. Emtriva encapsulation is also completed by third-party contract manufacturers. We rely on a single third-party supplier to manufacture Letairis tablets.

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

For our future products, we continue to develop additional manufacturing capabilities and establish additional third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any product that is approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future products, our ability to conduct large scale clinical trials and meet customer demand for commercial products will be adversely affected.

Our Manufacturing Facilities

At our San Dimas facility, we manufacture, fill and package products. We currently manufacture Cayston exclusively at our San Dimas, California manufacturing facility. Due to unexpected delays both in qualifying two new external sites and with expanding Cayston manufacturing in San Dimas, we cannot supply enough Cayston to fulfill our projected demand. In February 2012, we suspended access for patients with new prescriptions for Cayston subject to certain exceptions where specific medical need exists. Patients may use other alternative treatment options until we are able to resolve the supply shortage. As a result of our inability to manufacture sufficient Cayston to meet demand, the amount of revenues we expect to receive from the sale of Cayston will be reduced.

We are the single supplier of AmBisome at our San Dimas facility. We depend on a single supplier for high quality cholesterol, which is used in the manufacture of AmBisome. We fill and finish Macugen exclusively at our facilities in San Dimas under our manufacturing agreements with Eyetech and Pfizer. Eyetech currently provides us with pegaptanib sodium, the active pharmaceutical ingredient in Macugen. We also fill and package solid dosage form products, including Atripla, Truvada, Viread, Complera/Eviplera, Emtriva and Ranexa, in their finished forms and label Hepsera at our facilities in San Dimas. In the event of a disaster, including an earthquake, equipment failure or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome and Macugen to meet market needs.

We fill and package drug product for Atripla, Truvada, Viread and Cayston in their finished forms and label Hepsera and Emtriva at our facilities in Cork, Ireland. We also perform quality control testing, final labeling and packaging of AmBisome and final release of many of our products for the European Union and elsewhere at this facility. We utilize our Cork, Ireland facility primarily for solid dose tablet manufacturing of certain of our antiviral products, as well as product packaging activities. We distribute our products to the European Union and other international markets from our Dublin, Ireland site.

At our Edmonton facility, we carry out process research and scale-up of our clinical development candidates, manufacture active pharmaceutical ingredients for both investigational and commercial products and conduct chemical development activities to improve existing commercial manufacturing processes. We also manufacture the active pharmaceutical ingredients in Hepsera, Letairis and Vistide exclusively at our Edmonton site, although another supplier is qualified to make the active pharmaceutical ingredient in Letairis.

Our Oceanside facility, acquired in 2011, is designed and equipped to produce biologic compounds for toxicological, Phase 1 and Phase 2 clinical studies. We use the facility for the process development and manufacture of GS-6624 an investigational monoclonal antibody candidate in development for treatment of certain cancers and for fibrotic diseases, and another antibody which is currently in preclinical testing.

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

Access to Supplies and Materials

We need access to certain supplies and products to manufacture our products. If delivery of material from our suppliers were interrupted for any reason or if we are unable to purchase sufficient quantities of raw materials used to manufacture our products, we may be unable to ship certain of our products for commercial supply or to supply our product candidates in development for clinical trials. For example, a significant portion of the raw materials and intermediates used to manufacture our HIV products (Atripla, Truvada, Viread, Emtriva and Complera/Eviplera) are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our HIV products to meet market needs and have a material and adverse effect on our operating results.

Seasonal Operations and Backlog

Our worldwide product sales do not reflect any significant degree of seasonality. However, our royalty revenues, which represented approximately 3% of our total revenues in 2011 and consisted primarily of Tamiflu royalties, are affected by seasonality. Royalty revenue that we recognize from Roche’s sales of Tamiflu can be impacted by the severity of flu seasons and product delivery in response to the influenza pandemics.

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

Drugs that treat serious or life threatening diseases and conditions that are not adequately addressed by existing drugs, and for which the development program is designed to address the unmet medical need, may be designated as fast track candidates by the FDA and may be eligible for accelerated and priority review. Drugs for the treatment of HIV infection that are designated for use under the U.S. President’s Emergency Plan for AIDS Relief may also qualify for an expedited or priority review. Atripla, Truvada, Viread and Complera received accelerated approval and priority reviews. Drugs receiving accelerated approval must be monitored in post-marketing clinical trials in order to confirm the safety and benefits of the drug.

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

A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In the United States, state AIDS Drug Assistance Programs (ADAPs), which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. Given the current economic downturn, we have experienced a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. As a result of this shift, revenue growth may be lower than prescription growth. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida’s ADAP into industry-supported patient assistance programs. Due to the insufficiency of federal and state funds and as many states have reduced eligibility criteria, we have also seen and may continue to see an increase in the number of patients on state ADAP wait lists. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

•

we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax), of $2.5 billion for 2011, calculated based on select government sales during the 2009 calendar year as a percentage of total industry government sales.

The amount of the industry fee imposed on the pharmaceutical industry as a whole will increase to $2.8 billion in 2012, with additional increases over the next several years to a peak of $4.1 billion per year in 2018, and then decrease to $2.8 billion in 2019 and thereafter. As the amount of the industry fee increases, our product sales increase and drug patents expire on major drugs, such as Lipitor, we expect our portion of the excise tax to increase as well. We estimate the 2012 impact of the pharmaceutical excise tax to be approximately $80-$100 million, compared to approximately $50 million in 2011. The excise tax is not tax deductible.

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

Health Care Fraud and Abuse Laws and Anti-Bribery Laws

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the increasing attention being given to them by law enforcement authorities, it is possible that certain of our practices may be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our sales and marketing activities may be subject to scrutiny under these laws. In addition, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the U.S.  Despite our training and compliance program, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents. Violations of fraud and abuse laws or anti-bribery laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a disruption on our business and material adverse effect on our results of operations.

Compulsory Licenses

In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. Because we do not currently have a patent in Brazil, in 2011 the Brazilian government purchased all of its supply of tenofovir disoproxil fumarate from generic manufacturers. As a result, we did not sell any of our HIV products in Brazil in 2011.

In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic and H1N1 influenza generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government considered allowing Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada’s Access to Medicines Regime. Furthermore, Roche issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a

sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and third-party manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

Employees

As of January 31, 2012, we had approximately 4,500 full-time employees. We believe we have good relations with our employees.

Environment, Health and Safety

We are voluntarily assessing and publicly reporting our greenhouse gas emissions and water usage, and have begun to take action to reduce such emissions and usage. For example we have established employee commuter programs, evaluated the energy efficiency of our buildings and installed low-flow water fixtures. Various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. For example, the California Air Resources Board is in the process of drafting regulations to meet state emissions targets. Based on current information and subject to the finalization of the proposed regulations, we believe that our primary risk related to climate change is the risk of increased energy costs. However, because we are not an energy intensive business, we do not anticipate being subject to a cap and trade system or any other mitigation measures that would likely be material to our capital expenditures, results of operations or competitive position.

We are also subject to other federal, state and local regulations regarding workplace safety and protection of the environment. We use hazardous materials, chemicals, viruses and various radioactive compounds in our R&D activities and cannot eliminate the risk of accidental contamination or injury from these materials. Certain misuse or accidents involving these materials could lead to significant litigation, fines and penalties. We have implemented proactive programs to reduce and minimize the risk of hazardous materials incidents.

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

The public announcement of data from clinical studies evaluating GS-7977 in HCV-infected patients is likely to cause significant volatility in our stock price.

During 2012, we expect to receive a significant amount of data from clinical trials evaluating GS-7977, an investigational nucleotide analog we acquired through our purchase of Pharmasset, in HCV-infected individuals across genotypes. We are currently conducting Phase 2 studies in genotype 1 infected HCV patients to determine the efficacy of GS-7977 plus ribavirin in this population. Results from these studies will be available over the next several months. We expect the first data evaluating GS-7977 plus ribavirin for 12 weeks in genotype 1 treatment-naïve patients from an arm of the QUANTUM study with 25 patients will be available at the end of the first quarter of 2012. We expect that this will be followed in the second quarter by data from an arm of our ELECTRON study involving 25 treatment-naïve patients treated for 12 weeks and, early in the third quarter, data on GS-7977 and ribavirin treatment for 24 weeks from an arm of the QUANTUM study will become available.

On February 17, 2012, we announced that the majority of HCV genotype 1 patients with a prior “null” response to an interferon-containing regimen enrolled in our ongoing ELECTRON study experienced viral relapse within four weeks of completing 12 weeks of treatment with GS-7977 plus ribavirin. Ten patients were randomized to this arm of the ELECTRON study and data were available for eight of the ten patients at the time of the announcement. Among these eight patients, six experienced viral relapse. Two patients had not relapsed; however, they had only reached the two week post-treatment time point. These data indicate that treatment of genotype 1 patients classified as null responders with GS-7977 plus ribavirin for 12 weeks will not be sufficient to cure their disease.

In addition to the Phase 2 studies described above, we recently began enrolling patients in a Phase 3 study evaluating GS-7977 and ribavirin in genotype 2 and 3 infected patients. A second Phase 3 study of genotype 2 and 3 patients is scheduled to begin enrolling in the next few weeks.

If data from any of the Phase 2 or 3 studies indicate that a smaller than anticipated number of patients achieved a sustained viral response at 4, 12 or 24 weeks post-treatment, our stock price may decline significantly. Such results could also delay the approval of GS-7977 for the treatment of genotype 1, 2 and/or 3 patients, which could delay and/or reduce revenues expected from the sale of GS-7977. Developing drugs for the treatment of HCV is a competitive field and a significant number of drugs are under development. Depending on the length of any delay in our development of GS-7977, other companies who are developing competitive compounds in HCV may be able to progress their development timelines and potentially bring compounds to market before GS-7977 or shortly thereafter.

A substantial portion of our revenues is derived from sales of our HIV products, particularly Atripla and Truvada. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.

We are currently dependent on sales of our products for the treatment of HIV infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the year ended December 31, 2011, Atripla and Truvada product sales together were $6.10 billion, or 73% of our total revenues. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Atripla and Truvada, for any number of reasons including, but not limited to, the following:

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

•	As our HIV products mature, private insurers and government payers often reduce the amount they will reimburse patients for these products, which increases pressure on us to reduce prices.

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

If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with idiopathic pulmonary fibrosis (IPF). In April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of cystic fibrosis (CF) in patients with Burkholderia spp. In addition, our marketing applications for our single-tablet “Quad” regimen of elvitegravir, cobicistat, tenofovir disoproxil fumarate and emtricitabine, for the treatment of HIV in treatment-naïve patients may not be approved by the FDA or European Medicines Agency. Further, even if marketing approval is granted, there may be significant limitations on its use. Further, we may be unable to file our marketing applications for elvitegravir and cobicistat in the currently anticipated timelines and marketing approval for the products may not be granted.

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

The amount of the industry fee imposed on the pharmaceutical industry as a whole will increase to $2.8 billion in 2012, with additional increases over the next several years to a peak of $4.1 billion per year in 2018, and then decrease to $2.8 billion in 2019 and thereafter. As the amount of the industry fee increases, our product sales increase and drug patents expire on major drugs, such as Lipitor, we expect our portion of the excise tax to increase as well. We estimate the 2012 impact of the pharmaceutical excise tax to be approximately $80-$100 million, compared to approximately $50 million in 2011. The excise tax is not tax deductible.

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

A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In the United States, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. Given the current economic downturn, we have experienced a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. As a result of this shift, revenue growth may be lower than prescription growth. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida’s ADAP into industry-supported patient assistance programs. Due to the insufficiency of federal and state funds and as many states have reduced eligibility criteria, we have also seen and may continue to see an increase in the number of patients on state ADAP wait lists. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

In 2011, approximately 79% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2010, our wholesalers increased their inventory levels for our antiviral products. In the first quarter of 2011, our wholesalers drew down on their inventory such that inventory levels for our antiviral products moved to the lower end of the contractual boundaries set by our inventory management agreements. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

In addition, the non-retail sector in the United States, which includes government institutions, including state ADAPs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. For example, in the first quarter of 2011, non-retail purchases, driven by certain state ADAPs, were lower as a percentage of their federal ADAP fiscal year purchases compared to the first quarters of 2009 and 2010. We believe this decrease was driven by uncertainty regarding the amount and availability of the federal ADAP budget for 2011-2012 and the lack of sufficient state funding. In the second quarter of 2011, only a portion of the full year federal budget was provided to the ADAPs, which resulted in conservative purchasing by individual state ADAPs during the quarter. Federal and state budget pressures, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand. As a result, we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future.

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

We face significant competition.

We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from the joint venture established by GlaxoSmithKline Inc. (GSK) and Pfizer Inc. (Pfizer) which markets fixed-dose combination products that compete with Atripla, Truvada and Complera/Eviplera. For example, lamivudine, marketed by this joint venture, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Atripla, Truvada and Complera/Eviplera.

We also face competition from generic HIV products. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and generic lamivudine is now available in the United States, Spain and Portugal, and recently received pricing approval in Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey.

For Viread and Hepsera for treatment of chronic hepatitis B, we compete primarily with products produced by GSK, Bristol-Myers Squibb Company (BMS) and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer. In addition, we are aware of at least two lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of one such formulation in Greece. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with a product produced by Actelion Pharmaceuticals US, Inc. and indirectly with pulmonary arterial hypertension products from United Therapeutics Corporation and Pfizer. Ranexa competes predominantly with generic compounds from three distinct classes of drugs, beta-blockers, calcium channel blockers and long-acting nitrates for the treatment of chronic angina in the United States. Cayston competes with a product marketed by Novartis. Tamiflu competes with products sold by GSK and generic competitors.

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

The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA, the European Medicines Agency and comparable regulatory agencies in other countries. We are continuing clinical trials for Atripla, Truvada, Viread, Hepsera, Complera/Eviplera, Emtriva, AmBisome, Letairis, Ranexa and Cayston for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with IPF and, in April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of CF in patients with Burkholderia spp. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including GS-7977 for the treatment of hepatitis C, aztreonam for inhalation solution for the treatment of bronchiectasis and ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention and type II diabetes, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

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

We depend on relationships with other companies for sales and marketing performance, development and commercialization of product candidates and revenues. Failure to maintain these relationships, poor performance by these companies or disputes with these companies could negatively impact our business.

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

We also rely on collaborative relationships with major pharmaceutical companies for development and commercialization of certain product candidates. Gilead (as successor to Pharmasset, Inc.) is a party to a collaboration agreement with Roche to develop PSI-6130 and its prodrugs for the treatment of chronic HCV infection. The collaborative research efforts under this agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of GS-7977 and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. However, if Roche were to successfully assert that it contributed to the inventorship of GS-7977 and either independently develop GS-7977 or file an abbreviated new drug application (ANDA) to market GS-7977, Roche could at some point in the future market that product and begin competing against us prior to the expiration of our patents for GS-7977. Such marketing activity by Roche could materially reduce the revenues we expect to receive from the sale of GS-7977, which could adversely affect our results of operations.

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

Although we were successful in responding to the PTO actions in the instance above, similar organizations may still challenge our patents in U.S. and foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir disoproxil fumarate in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir disoproxil fumarate we have filed in Brazil. We then filed an appeal within the patent authority responding to the questions raised in the rejection. In July 2009, the Brazilian patent authority again rejected the application. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. Because we do not currently have a patent in Brazil, in 2011 the Brazilian government purchased all of its supply of tenofovir disoproxil fumarate from generic manufacturers. As a result, we did not sell any of our HIV products in Brazil in 2011.

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

In November 2011, we received notice that Teva submitted an Abbreviated New Drug Submission (ANDS) to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Truvada product. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva seeking an order of prohibition against approval of this ANDS.

In December 2011, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Atripla product. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck’s patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. In February 2012, we filed a lawsuit against Teva seeking an order of prohibition against approval of this ANDS.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States or Atripla and Truvada in Canada could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products prior to the expiration date of those patents.

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

We own patents that claim GS-7977 as a chemical entity and its metabolites. However, the existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents which they may claim could be used to prevent or attempt to prevent us from commercializing the patented product candidates obtained from the Pharmasset acquisition. For example, we are aware of patents and patent applications owned by other parties that might be alleged to cover the use of GS-7977. If these other parties are successful in obtaining valid and enforceable patents, and establishing our infringement of those patents, we could be prevented from selling GS-7977 unless we were able to obtain a license under such patents. If any license is needed it may not be available on commercially reasonable terms or at all.

Furthermore, we use significant proprietary technology and rely on unpatented trade secrets and proprietary know-how to protect certain aspects of our production and other technologies. Our trade secrets may become known or independently discovered by our competitors.

Manufacturing problems, including at our third-party manufacturers and corporate partners, could cause inventory shortages and delay product shipments and regulatory approvals, which may adversely affect our results of operations.

In order to generate revenue from our products, we must be able to produce sufficient quantities of our products to satisfy demand. Many of our products are the result of complex manufacturing processes. The manufacturing process for pharmaceutical products is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations.

Our products are either manufactured at our own facilities or by third-party manufacturers or corporate partners. We depend on third parties to perform manufacturing activities effectively and on a timely basis for the majority of our solid dose products. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. We, our third-party manufacturers and our corporate partners are subject to current Good Manufacturing Practices (GMP), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by the FDA and the European Medicines Agency. Similar regulations are in effect in other countries.

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

In addition, we, our third-party manufacturers and our corporate partners may only be able to produce some of our products at one or a limited number of facilities and, therefore, have limited manufacturing capacity for certain products. For example, we currently manufacture Cayston exclusively at our San Dimas, California manufacturing facility. Due to unexpected delays both in qualifying two new external sites and with expanding Cayston manufacturing in San Dimas, we cannot supply enough Cayston to fulfill our projected demand. In February 2012, we suspended access for patients with new prescriptions for Cayston subject to certain exceptions where specific medical need exists. Patients may use other alternative treatment options until we are able to resolve the supply shortage. As a result of our inability to manufacture sufficient Cayston to meet demand, the amount of revenues we expect to receive from the sale of Cayston will be reduced.

Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in January and February 2010, the FDA conducted a routine inspection of our San Dimas manufacturing facility, where we exclusively manufacture Cayston and AmBisome and fill and finish Macugen. At the conclusion of that inspection, the FDA issued Form 483 Inspectional Observations stating concerns over: the maintenance of aseptic processing conditions in the manufacturing suite for our AmBisome product; environmental maintenance issues in the San Dimas warehousing facility; batch sampling; and the timeliness of completion of annual product quality reports. On September 24, 2010, our San Dimas manufacturing facility received a Warning Letter from the FDA further detailing the FDA’s concerns over the AmBisome manufacturing environment, including control systems and monitoring, procedures to prevent microbiological contamination and preventative cleaning and equipment maintenance. Referencing certain Viread lots, the letter also stated concerns connected with quality procedures, controls and investigation procedures, and a generalized concern over the effectiveness of the San Dimas quality unit in carrying out its responsibilities. In November and December 2010, the FDA re-inspected the San Dimas facility. The re-inspection closed with no additional Form 483 observations. In August 2011, the FDA notified us that we resolved all issues raised by the FDA in its Warning Letter.

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

Suppliers of key components and materials must be named in an NDA filed with the FDA, EMA or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would in turn decrease our revenues and harm our business. In addition, if delivery of material from our suppliers were interrupted for any reason, we may be unable to ship certain of our products for commercial supply or to supply our products in development for clinical trials. In addition, some of our products and the materials that we utilize in our operations are made at only one facility. For example, we manufacture AmBisome and fill and finish Macugen exclusively at our facilities in San Dimas, California. In the event of a disaster, including an earthquake, equipment failure or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome and Macugen to meet market needs.

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

In addition, we depend on a single supplier for high-quality cholesterol, which is used in the manufacture of AmBisome. We also rely on a single source for the active pharmaceutical ingredient of Ranexa, Hepsera, Letairis and Vistide and for the tableting of Letairis. Astellas US LLC, which markets Lexiscan in the United States, is responsible for the commercial manufacture and supply of product in the United States and is dependent on a single supplier for the active pharmaceutical ingredient of Lexiscan. Problems with any of the single suppliers we depend on may negatively impact our development and commercialization efforts.

A significant portion of the raw materials and intermediates used to manufacture our HIV products (Atripla, Truvada, Viread, Complera/Eviplera, Emtriva) are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our HIV products to meet market needs and have a material and adverse effect on our operating results.

We face credit risks from our Southern European customers that may adversely affect our results of operations.

Our European product sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Portugal and Spain have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of December 31, 2011, our accounts receivable in these countries totaled approximately $1.10 billion of which, $612.4 million were past due greater than 120 days and $250.7 million were past due greater than 365 days as follows (in thousands):

	December 31, 2011
	Greater than 120 days past due	Greater than 365 days past due
Italy	$102,228	$28,328
Spain	404,123	187,780
Portugal	94,029	33,092
Greece	12,067	1,535

Total	$612,447	$250,735

As a result of the fiscal and debt crises in these countries, the number of days our invoices are past due has continued to increase in line with that being experienced by other pharmaceutical companies that are also selling directly to hospitals. Historically, receivable balances with certain publicly-owned hospitals accumulate over a period of time and are then subsequently settled as large lump sum payments. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected. For example, in 2011, the Greek government settled substantially all of its outstanding receivables subject to the bond settlement with zero-coupon bonds that trade at a discount to face value. Through December 31, 2011, we received a total of $63.5 million in bonds. Our allowance for doubtful accounts was adequate to cover the exposure related to the discount on these bonds. In Spain, Italy and Portugal we are actively pursuing collection of the overdue receivables and taking action as necessary to enforce our legal right to payment.

Our revenues and gross margin could be reduced by imports from countries where our products are available at lower prices.

Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to 134 countries participating in our Gilead Access Program, or Atripla, which Merck distributes at substantially reduced prices to HIV infected patients in developing countries under our 2006 agreement, our revenues would be adversely affected. In addition, we have established partnerships with thirteen Indian generic manufacturers to distribute high-quality, low-cost generic versions of tenofovir disoproxil fumarate to 112 developing world countries, including India. If generic versions of our medications under these licenses are then re-exported to the United States, Europe or other markets outside of these 112 countries, our revenues would be adversely affected.

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

In November 2011, we received notice that Teva submitted an Abbreviated New Drug Submission (ANDS) to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Truvada product. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva seeking an order of prohibition against approval of this ANDS.

In December 2011, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Atripla product. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck’s patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. In February 2012, we filed a lawsuit against Teva seeking an order of prohibition against approval of this ANDS.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States and Atripla and Viread in Canada could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products prior to the expiration date of those patents.

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

In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. This was the highest level of appeal available to us within the Brazilian patent authority. Because we do not currently have a patent in Brazil, in 2011 the Brazilian government purchased all of its supply of tenofovir disoproxil fumarate from generic manufacturers. As a result, we did not sell any of our HIV products in Brazil in 2011.

In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic and H1N1 influenza generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government considered allowing Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada’s Access to Medicines Regime. Furthermore, Roche issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche’s sales of Tamiflu. Certain countries do not permit enforcement of our patents, and third-party manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.

Changes in royalty revenue disproportionately affect our pre-tax income, earnings per share and gross margins.

A portion of our revenues is derived from royalty revenues recognized from collaboration agreements with third parties. Royalty revenues impact our pre-tax income, earnings per share and gross margins disproportionately more than their contributions to our revenues. Any increase or decrease to our royalty revenue could be material and could significantly impact our operating results. For example, we recognized $75.5 million in royalty revenue for the year ended December 31, 2011 related to royalties received from sales of Tamiflu by F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche). Although such royalty revenue represented approximately 1% of our total revenues in 2011, it represented approximately 2% of our pre-tax income during the period. Roche’s Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Tamiflu royalties increased sharply in 2009 and the first quarter of 2010 primarily as a result of pandemic planning initiatives worldwide. Tamiflu royalties since the second quarter of 2010 have decreased due to declining pandemic planning initiatives worldwide.

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

Our worldwide operations could be subject to business interruptions stemming from natural or man-made disasters for which we may be self-insured. Our corporate headquarters and Palo Alto locations, which together house a majority of our research and development activities, and our San Dimas and Oceanside manufacturing facilities are located in California, a seismically active region. As we do not carry earthquake insurance and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake.

Changes in our effective income tax rate could reduce our earnings.

Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, our portion of the non-deductible pharmaceutical excise tax, the accounting for stock options and other share-based payments, mergers and acquisitions, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our net income.

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

We lease facilities in Foster City, Palo Alto, Fremont and San Dimas, California, to house some of our manufacturing, warehousing and R&D activities. In addition, we also lease facilities in Branford, Connecticut; Princeton, New Jersey; Durham, North Carolina; and Seattle, Washington to house some of our administrative and R&D activities.

Our international headquarters, which include some of our commercial, medical and administrative facilities, are located and leased in the London area in the United Kingdom.

We own a manufacturing facility in Cork, Ireland, that we primarily use for solid dose tablet manufacturing of our antiviral products, as well as product packaging activities. We also lease a facility in Cork used for shared services. We lease and own facilities in the Dublin area of Ireland to house distribution activities.

We own a manufacturing facility in Edmonton, Alberta, Canada, that we primarily use to conduct process research and scale-up of our clinical development candidates, the manufacturing of our active pharmaceutical ingredients for both investigational and commercial products and our chemical development activities to improve existing commercial manufacturing processes.

We also own a manufacturing facility in Oceanside, California, that is designed and equipped to produce biologic compounds for toxicological, Phase 1 and Phase 2 clinical studies. We use the facility for the process development and manufacture of GS-6624, an investigational monoclonal antibody candidate in development for treatment of certain cancers and for fibrotic diseases, and another antibody which is currently in preclinical testing.

We have leased additional facilities to house our commercial, medical and administrative activities in Australia, Austria, Belgium, Canada, France, Germany, Greece, Hong Kong, Ireland, Italy, Netherlands, Poland, Portugal, Spain, South Korea, Sweden, Switzerland, Turkey and the United Kingdom. We also lease an office in Shanghai, China to provide sourcing and manufacturing support primarily related to our commercial purchases of active pharmaceutical ingredients.

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

In November 2011, we received notice that Teva submitted an Abbreviated New Drug Submission (ANDS) to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Truvada product. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit in Canadian Federal Court against Teva seeking an order of prohibition against approval of this ANDS.

In December 2011, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Atripla product. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck’s patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of a generic version of Atripla. In February 2012, we filed a lawsuit in Canadian Federal Court against Teva seeking an order of prohibition against approval of this ANDS.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States and Atripla and Truvada in Canada could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA could approve the requests to manufacture a generic version of such products prior to the expiration date of those patents.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2011
First Quarter	$42.90	$36.43
Second Quarter	$42.93	$38.79
Third Quarter	$43.49	$35.28
Fourth Quarter	$42.98	$34.45

2010
First Quarter	$49.50	$42.70
Second Quarter	$46.62	$32.84
Third Quarter	$36.76	$31.73
Fourth Quarter	$40.73	$35.26

As of February 10, 2012, we had 757,315,361 shares of common stock outstanding held by approximately 442 stockholders of record.

We have not paid cash dividends on our common stock since our inception. We expect to retain earnings primarily for use in the operation and expansion of our business, and therefore, do not anticipate paying any cash dividends in the near future. In an effort to continue to return value to our stockholders and minimize dilution from stock issuances, in January 2011 our Board of Directors (Board) authorized a three-year $5.00 billion stock repurchase program which commenced in September 2011 upon the completion of our May 2010 stock repurchase program. We intend to use the additional authorization to repurchase our shares from time to time, to offset the dilution created by shares issued under employee stock plans and to repurchase shares. As of December 31, 2011, we have repurchased $403.1 million of our common stock under our January 2011 stock repurchase program. During 2011, we spent a total of $2.38 billion to repurchase and retire 59.9 million shares of our common stock at an average purchase price of $39.80 per share.

See Item 8, Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

Performance Graph (1)

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

Comparison of Cumulative Total Return on Investment for the Past Five Years (2)

(1)

This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Shows the cumulative return on investment assuming an investment of $100 in our common stock, the NBI Index and the S&P500 Index on December 29, 2006.

Issuer Purchases of Equity Securities

In an effort to continue to return value to our stockholders and minimize dilution from stock issuances, in January 2011 our Board authorized a three-year $5.00 billion stock repurchase program which commenced in September 2011 upon the completion of our May 2010 stock repurchase program. We intend to use the additional authorization to repurchase our shares from time to time, to offset the dilution created by shares issued under employee stock plans and to repurchase shares. As of December 31, 2011, we have repurchased $403.1 million of our common stock under our January 2011 stock repurchase program. For 2011, we spent a total of $2.38 billion to repurchase and retire 59.9 million shares of our common stock at an average purchase price of $39.80 per share.

See Item 8, Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

The table below summarizes our stock repurchase activity for the three months ended December 31, 2011 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31, 2011	5,658		$40.04	5,650		$4,596,954
November 1 – November 30, 2011	37		$40.33	—		$4,596,954
December 1 – December 31, 2011	2		$38.98	—		$4,596,954

Total	5,697	(1)	$40.04	5,650	(1)

(1)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 6.	SELECTED FINANCIAL DATA

GILEAD SCIENCES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009	2008	2007
CONSOLIDATED STATEMENT OF INCOME DATA:
Total revenues	$8,385,385	$7,949,420	$7,011,383	$5,335,750	$4,230,045
Total costs and expenses (1)	$4,595,544	$3,987,198	$3,482,162	$2,657,209	$2,065,538
Income from operations	$3,789,841	$3,962,222	$3,529,221	$2,678,541	$2,164,507
Provision for income taxes	$861,945	$1,023,799	$876,364	$702,363	$635,355
Net income attributable to Gilead	$2,803,637	$2,901,257	$2,635,755	$1,978,899	$1,584,902

Net income per share attributable to Gilead common stockholders—basic	$3.62	$3.39	$2.91	$2.15	$1.71

Shares used in per share calculation—basic	774,903	856,060	904,604	920,693	929,133

Net income per share attributable to Gilead common stockholders—diluted	$3.55	$3.32	$2.82	$2.06	$1.64

Shares used in per share calculation—diluted	790,118	873,396	934,109	958,825	964,356

	As of December 31,
	2011	2010	2009	2008	2007
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$9,963,972	$5,318,071	$3,904,846	$3,239,639	$2,722,422
Working capital	$11,403,995	$3,243,132	$2,940,927	$3,057,416	$2,271,344
Total assets (2)	$17,303,134	$11,592,630	$9,698,559	$6,936,831	$5,731,055
Other long-term obligations	$147,736	$27,401	$35,918	$21,462	$11,604
Convertible senior notes and unsecured senior notes (3)	$7,605,734	$3,477,564	$1,155,443	$1,098,025	$1,043,998
Retained earnings	$1,776,760	$1,183,730	$1,995,272	$300,314	$198,775
Total stockholders’ equity	$6,867,349	$6,121,837	$6,505,158	$4,465,583	$3,752,630

(1)

During 2011, we recorded $26.6 million of impairment charges in research and development (R&D) expense related to certain in-process research and development (IPR&D) assets acquired from CGI Pharmaceuticals, Inc. See Item 8, Notes 5 and 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

During 2010, we recorded $136.0 million of impairment charges in R&D expense related to certain IPR&D assets acquired from CV Therapeutics, Inc. (CV Therapeutics). See Item 8, Notes 5 and 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

During 2008, we completed the acquisition of all of the assets of Navitas Assets, LLC related to its cicletanine business for an aggregate purchase price of $10.9 million which was allocated to purchased IPR&D.

GILEAD SCIENCES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA—(Continued)

(2)

During 2009, we completed the acquisition of CV Therapeutics and we recognized consideration transferred of $1.39 billion which was primarily recorded in intangible assets. See Item 8, Note 5 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)

During 2011, we issued $4.70 billion principal amount of senior unsecured notes in registered offerings. See Item 8, Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Management Overview

Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and experimental drug candidate, we seek to improve the care of patients suffering from life-threatening diseases around the world. Gilead’s primary areas of focus include human immunodeficiency virus (HIV)/AIDS, liver diseases such as hepatitis B virus (HBV) and hepatitis C virus (HCV) and serious cardiovascular/metabolic and respiratory conditions. Headquartered in Foster City, California, we have operations in North America, Europe and Asia Pacific. We continue to seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.

Our product portfolio is comprised of Atripla®, Truvada®, Viread®, Emtriva®, Complera®/Eviplera®, Hepsera®, AmBisome®, Letairis®, Ranexa®, Cayston® and Vistide®. In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements. For example, F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu®; GlaxoSmithKline Inc. (GSK) markets Hepsera and Viread in certain territories outside of the United States; GSK also markets Volibris® outside of the United States; Astellas Pharma US, Inc. markets AmBisome in the United States and Canada; Astellas US LLC markets Lexiscan® injection in the United States; Rapidscan Pharma Solutions, Inc. markets Rapiscan in certain territories outside of the United States; Menarini International Operations Luxembourg SA markets Ranexa in certain territories outside of the United States; and Japan Tobacco Inc. (Japan Tobacco) markets Truvada, Viread and Emtriva in Japan.

Business Highlights

During 2011, we continued to advance our pipeline and internal programs across our therapeutic areas. We augmented these efforts through strategic investments in acquisitions, in-licensing opportunities and collaborations. In the liver disease area, our acquisition of Pharmasset Inc. (Pharmasset) in early 2012 marks a significant opportunity to continue developing best-in-class drugs. We believe the combination of our existing internal research programs and our recent partnerships and acquisitions will drive research and development efforts and accelerate our product pipeline so that we can continue to bring innovative therapies to individuals around the world who are living with unmet medical needs. Below is a summary of our key accomplishments:

•

received marketing approval for and began launching Complera/Eviplera, our second single-tablet regimen for the treatment of HIV in the United States, Canada and certain countries of the European Union;

•

submitted new drug application (NDA) for “Quad” single-tablet regimen of elvitegravir, cobicistat, emtricitabine and tenofovir disoproxil fumarate for the treatment of HIV six weeks after the Phase 3 studies concluded;

•	obtained U.S. Food and Drug Administration (FDA) agreement for a revision of the Letairis label, which subsequently changed the sales trajectory for the product;

•

progressed GS-7340, an investigational nucleotide reverse transcriptase inhibitor, and completed collaborative agreements in the HIV field which set the stage for a third generation of single-tablet regimens;

•	accelerated our timeline to develop the first all-oral HCV regimen as a result of the Pharmasset acquisition; and

•

completed the Arresto Biosciences, Inc. (Arresto) and Calistoga Pharmaceuticals, Inc. (Calistoga) acquisitions and acquired the Oceanside, California facility for biologics manufacturing to support advancing clinical studies in oncology.

New and Potential Product Offerings and New Drug Applications

In the area of HIV, we continued efforts to expand our product offerings of single-tablet regimens with the launch of Complera/Eviplera and submission of our Quad for regulatory approval in the United States and Europe. In August 2011, we received FDA approval for Complera for the treatment of HIV-1 infection in treatment-naïve adults. Complera combines three antiretroviral medications in one daily tablet—our Truvada, a fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate, and Edurant® (rilpivirine), marketed by Tibotec Pharmaceuticals (Tibotec). In November 2011, we received marketing approval for the product in Europe, where the product is marketed as Eviplera.

In October 2011, we submitted a NDA to the FDA for the marketing approval of Quad for the treatment of HIV-1 infection in adults. Subsequently, the FDA accepted the NDA and has set a target review date of August 27, 2012 under the Prescription Drug User Fee Act (PDUFA). The FDA has indicated that a panel will be convened in May 2012 to provide expert advice on the application. We submitted the marketing authorisation application for Quad for the treatment of HIV-1 infection in adults to the European Medicines Agency in November 2011.

In December 2011, we announced that Phase 3 clinical trials of our pharmacoenhancing or “boosting” agent cobicistat, met its 48-week primary object of non-inferiority. Cobicistat increases blood levels of certain HIV medicines to allow for one pill once-daily dosing. The study indicated that after 48 weeks of treatment, 85 percent of patients taking a regimen of cobicistat-boosted atazanavir plus Truvada achieved comparable results with patients taking ritonavir-boosted atazanavir plus Truvada.

Also in December 2011, we announced Phase 3 clinical trial results showing that elvitegravir, an integrase inhibitor being evaluated for the treatment of HIV-1 infection, was non-inferior to the integrase inhibitor raltegravir after two years of therapy in treatment-experienced patients. The results of the study indicate that elvitegravir has the potential to become a new once-daily treatment option for those with HIV who have developed resistance to other therapies.

Acquisitions

In January 2011, we completed the acquisition of Arresto for $225 million plus potential future payments based on achievement of certain sales levels. Arresto was a privately-held, development-stage biotechnology company based in Palo Alto, California, focused on developing antibodies for the potential treatment of fibrotic diseases and cancer. The lead product from this acquisition was GS-6624, a humanized monoclonal antibody (mAb) targeting the human lysyl oxidase-like-2 (LOXL2) protein. In addition to ongoing Phase 2 studies of GS-6624 in liver fibrosis, myelofibrosis, colorectal cancer and pancreatic cancer, a Phase 1 study is being conducted to evaluate GS-6624 in patients with idiopathic pulmonary fibrosis.

In April 2011, we acquired Calistoga for $375 million plus potential payments of up to $225 million based on the achievement of certain milestones. Calistoga was a privately-held, biotechnology company based in Seattle, Washington, focused on the development of medicines to treat cancer and inflammatory diseases. The portfolio of proprietary compounds from this acquisition selectively targeted isoforms of phosphoinositide-3 kinase (PI3K). Calistoga’s lead product candidate, GS-1101, was a first-in-class specific inhibitor of the PI3K delta isoform. PI3K delta is preferentially expressed in leukocytes involved in a variety of inflammatory and autoimmune diseases and hematological cancers.

In November 2011, we entered into an agreement to acquire Pharmasset for $11.1 billion. The acquisition was financed with cash on hand, bank debt and senior unsecured notes. The acquisition was completed in January 2012. Pharmasset was a clinical-stage pharmaceutical company located in Princeton, New Jersey, committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset’s primary focus was the development of oral therapeutics for the treatment of HCV. Pharmasset’s research and development (R&D) efforts were focused on nucleoside/tide analogs, a class of compounds that act as alternative substrates for the viral polymerase, thus inhibiting viral replication.

In-Licensing and Collaborations

In June 2011, we entered into an agreement with Tibotec for the development and commercialization of a new fixed-dose combination product containing our cobicistat and Tibotec’s protease inhibitor Prezista® (darunavir), indicated for the treatment of HIV. Prezista is currently co-administered with ritonavir in combination with other antiretroviral agents.

In October 2011, we entered into an agreement with Boehringer Ingelheim (BI) for worldwide rights for the research, development and commercialization of BI’s novel non-catalytic site integrase inhibitors for HIV. This includes the lead compound BI 224436, which has been evaluated in a Phase 1a dose-escalation study to assess bioavailability and pharmacokinetics in healthy volunteers.

Also in October 2011, we entered into an agreement with GlobeImmune, Inc. for the license, development and commercialization of therapeutic vaccine products for use in conjunction with Viread and other oral therapies for the treatment of the chronic HBV infection.

Also in October 2011, we entered into an agreement with Bristol-Myers Squibb Company (BMS) for the licensing, development and commercialization of a fixed-dose combination containing BMS’s protease inhibitor Reyataz® (atazanavir sulfate) and our cobicistat. We are currently studying atazanavir and cobicistat in Phase 2 and 3 studies in HIV-1 treatment-naïve patients.

In November 2011, we entered into an agreement with Tibotec for the development and commercialization of a single-tablet regimen combining Tibotec’s Prezista with our Emtriva, GS-7340 and cobicistat.

Financial Highlights

During 2011, in spite of a challenging macroeconomic environment, we continued to grow our business and achieved total product sales of $8.10 billion for 2011, an increase of 10% over 2010. The growth in product sales was primarily driven by growth in our antiviral franchise, where sales increased 8% to $7.05 billion when compared to the prior year. Sales of other products, which are comprised primarily of AmBisome, Ranexa and Letairis reached $1.05 billion, an increase of 23% compared to the prior year. Total revenues during 2011 grew 5% to $8.39 billion. Our product sales growth was partially offset by a decline in royalty revenues from our collaborations with corporate partners, which were $268.8 million for 2011, a decrease of 51% from 2010 primarily due to lower Tamiflu royalties as pandemic planning initiatives worldwide have declined. Gross margin decreased from 75% in 2010 to 74% in 2011 primarily due to an annual selling price adjustment for the percentage share of Atripla that is paid to our partner.

R&D expenses were $1.23 billion for 2011 and $1.07 billion for 2010, an increase of $156.2 million, or 15%. The increase was due primarily to costs related to clinical studies and the impact of higher headcount and expenses associated with acquisitions, collaborations and the ongoing growth of our business. Selling, general and administrative (SG&A) expenses were $1.24 billion for 2011 and $1.04 billion for 2010, an increase of $197.6 million, or 19%. The increase was due primarily to the increased expenses associated with the ongoing growth of our business, the pharmaceutical excise tax resulting from U.S. healthcare reform and increased bad debt provision due to slower collections in certain Southern European countries.

Net income for 2011 was $2.80 billion, a 3% decrease from $2.90 billion in 2010 due primarily to the investments we made in our existing clinical programs and through acquisitions, in-licensing and collaboration agreements and lower Tamiflu royalties from Roche as a result of declining pandemic planning initiatives worldwide. Our diluted earnings per share increased by 7% to $3.55 in 2011 from $3.32 in 2010, which incorporates the impact of our share repurchases throughout the year.

Financing Activity

Cash, cash equivalents and marketable securities increased by $4.65 billion during 2011 to a total of $9.96 billion at December 31, 2011. The primary sources of cash, cash equivalents and marketable securities during 2011 were operating cash flows of $3.64 billion and $4.66 billion in proceeds from the issuance of senior unsecured notes, of which $3.67 billion was raised in December of 2011 to partially fund the Pharmasset acquisition. Key uses of cash during the year included $2.38 billion for repurchases of our common stock under our stock repurchase programs, $650.0 million for the repayment of our convertible senior notes due in 2011 and $588.6 million for acquisition activities in 2011.

During 2011, we completed our May 2010, $5.00 billion stock repurchase program and commenced share repurchases under a three-year, $5.00 billion stock repurchase program authorized by our Board of Directors in January 2011. In 2011, we spent a total of $2.38 billion of cash to repurchase and retire 59.9 million shares of our common stock at an average purchase price of $39.80 per share.

Subsequent Events

In January 2012, we raised $2.15 billion in bank debt to partially fund the acquisition of Pharmasset.

We acquired Pharmasset for $11.1 billion through a cash tender offer and subsequent merger, which closed in January 2012. Pharmasset’s lead compound was a nucleotide analog in HCV-infected individuals across genotypes now known as GS-7977. During 2012, we expect to receive a significant amount of data from clinical trials evaluating GS-7977. On February 17, 2012, we announced that data indicates that GS-7977 with ribavirin for the treatment of genotype 1 patients with a prior “null” response to an interferon-containing regimen for 12 weeks will not be sufficient to cure their disease. We are currently conducting additional Phase 2 studies in HCV infected genotype 1 patients, including treatment-naïve patients, the results of which we expect at the end of the first quarter, in the second quarter and early in the third quarter of 2012.

Outlook 2012

Our operating objectives for 2012 include increasing the market share of our commercial products, continuing to strengthen our pipeline with internally developed and/or externally in-licensed or purchased opportunities and strengthening our key alliances.

From an R&D standpoint, we will continue to execute on our pipeline development with a particular focus on innovative HIV single-tablet regimens for patients, progression of our HCV molecules into and through the clinic and new initiatives in oncology and inflammation. In 2012, we expect to publicly announce additional data sets related to the development of GS-7977 for treatment of HCV that will affect the cost and duration of our development efforts for GS-7977.

From a commercial standpoint, we have a number of internal and external initiatives intended to promote the continued growth of our franchises. In the HIV area, the scientific arguments to diagnose and treat patients earlier are strong and the reasons to use single-tablet regimens are compelling both medically and practically. The extension of the Ryan White Treatment Act should provide stable funding for AIDS Drug Assistance Programs (ADAPs) in the United States through 2013. During 2012, we will continue to roll out Complera/Eviplera around the world and, subject to FDA approval of Quad, bring our third single-tablet regimen to individuals in the U.S. living with HIV. In 2011, we launched the Truvada/rilpivirine single-tablet regimen for treatment of HIV as Complera in the United States and Canada and as Eviplera in the United Kingdom and Austria. In 2012, we expect continued uptake of Complera in the United States and Canada and to launch Eviplera throughout Europe. Our Quad is being reviewed by the FDA with a PDUFA date of August 27, 2012. Assuming approval, we expect to launch the product in September 2012. We expect Quad to contribute incremental revenue to our HIV franchise. In the HBV area, we will continue to support educational and promotional activities focused on U.S. Asian communities, highlighting the need to screen, diagnose and link patients to care. In the cardiovascular area, we will continue in our efforts to raise awareness of Gilead in the pulmonary arterial hypertension and cardiology communities and believe this will help grow revenues of Letairis and Ranexa in 2012.

We are mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. Some of the factors that could affect our business include: future changes to healthcare reform in the United States, a continuation or worsening of global economic conditions, patent expirations of competitive products and the launch of generic competitors, continued government pricing pressures internationally and the potential volatility in foreign currency exchange rates. We will continue to monitor these conditions and will adjust our business processes, as appropriate, to mitigate these risks to our business.

We believe the successes we experienced in 2011 have enabled us to continue to build a financially sound business model that will allow us to continue to further expand our commercial and R&D activities and to maintain quality and compliance. As we continue to grow our business, we remain focused on profitable revenue growth and prudent expense management that we believe will enable solid execution of our operating objectives for 2012.

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

Government Rebates

We estimate reductions to our revenues for government-managed Medicaid programs as well as to certain other qualifying federal, state and foreign government programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by these programs. These reductions are settled either by us being invoiced directly or through charge-backs from our wholesalers. Government rebates that are invoiced directly to us are recorded in accrued government rebates on our Consolidated Balance Sheets. For qualified programs that can purchase our products through wholesalers at a lower contractual government price, the wholesalers charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable. Although we may pay rebates in countries outside of the United States, to date, payments made to foreign governments have not represented a significant portion of our total government rebates. For government programs in the United States, we estimate these sales allowances based on contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and channel inventory data obtained from our major U.S. wholesalers in accordance with our inventory management agreements. During 2011, 2010, and 2009, U.S government rebates of $1.85 billion, $1.38 billion and $885.5 million, respectively, representing 17%, 15% and 12% of total gross product sales, respectively, were deducted from gross product sales. We believe that the methodology that we use to estimate our sales allowances for government price reductions is reasonable and appropriate given the current facts and circumstances. However, actual results may differ. Based on the current information available to us, actual government rebates claimed for these periods have varied by approximately 3% from our estimates recorded in those periods. As of December 31, 2011 and 2010, we had accrued U.S. government rebates of $494.2 million and $318.3 million, respectively, in accrued government rebates and had an allowance for government chargebacks of $72.1 million and $53.5 million, respectively, recorded against accounts receivable.

The following table summarizes the aggregate activity in our U.S. government rebates allowance and accrued liabilities accounts:

	Balance at Beginning of Year	Charged to Expense	Deducted from Accruals	Balance at End of Year
Year ended December 31, 2011:
Government rebates allowances and accrued liabilities
Activity related to 2011 sales	$—	$1,833,926	$1,298,281	$535,645
Activity related to sales prior to 2011	371,783	16,877	358,039	30,621

Total	$371,783	$1,850,803	$1,656,320	$566,266

Year ended December 31, 2010:
Government rebates allowances and accrued liabilities
Activity related to 2010 sales	$—	$1,383,855	$1,012,874	$370,981
Activity related to sales prior to 2010	284,642	(8,573)	275,267	802

Total	$284,642	$1,375,282	$1,288,141	$371,783

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

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in a business combination. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, but are required to be tested for impairment at least annually. We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair values of the assets below their carrying amounts. As of December 31, 2011, we had $1.27 billion of indefinite-lived intangible assets consisting of $1.00 billion of goodwill resulting from various business combinations and $266.2 million of intangible assets related to the IPR&D projects that we acquired from Arresto and Calistoga.

Intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We are amortizing the intangible asset related to the Ranexa product, which we acquired from CV Therapeutics, over its estimated useful life using an amortization rate derived from our forecasted future product sales for Ranexa. Our product sales forecasts are prepared annually and determined using our best estimates of future activity upon considering such factors as historical and expected future patient usage or uptake of our products, the introduction of complimentary or combination therapies or products and future product launch plans. If a previously unanticipated and significant change occurs to our sales forecasts, we will prospectively update the rate used to amortize our intangible asset related to Ranexa which may increase future cost of goods sold, as that is where we record the amortization expense. We are amortizing the intangible asset related to the Lexiscan product, which we also acquired from CV Therapeutics, over its estimated useful life to cost of goods sold on a straight-line basis. Given that current Lexiscan revenues consist of royalties received from a collaboration partner and our lack of ongoing access and visibility into that partner’s future sales forecasts, we cannot make a reasonable estimate of the amortization rate using a forecasted product sales approach. As of December 31, 2011, we had $796.7 million of net unamortized finite-lived intangible assets consisting primarily of intangible assets related to the marketed products that we acquired from CV Therapeutics.

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

During the fourth quarter of 2010, we recorded $136.0 million of impairment charges related to certain IPR&D assets acquired from CV Therapeutics which we had no future plans to develop and which were deemed to have no future use to us or other market participants. These charges related to the GS-9667, Adentri and tecadenoson programs and were recorded in R&D expense. The majority of the impairment charge related to our GS-9667 program, a product candidate that was in Phase 1 clinical studies for the treatment of diabetes and hypertriglyceridemia, which was terminated in the fourth quarter of 2010 due to unfavorable results from pharmacokinetics and pharmacodynamics tests that demonstrated limited effectiveness of the compound in patients. Given these results, we do not believe it has alternative future uses for us or other market participants.

During the fourth quarter of 2011, we recorded $26.6 million of impairment charges related to certain IPR&D assets acquired from CGI. These impairment charges were a result of changes in the anticipated market share related to the Syk compound.

Allowance for Doubtful Accounts

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. We believe that the allowance for doubtful accounts is adequate; however, significant deterioration in any of the above factors could materially change these expectations and may result in an increase to our allowance for doubtful accounts.

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

We amortize our prepaid royalties based on an effective royalty rate that we derive from forecasted future HIV product sales incorporating emtricitabine. Our product sales forecasts are prepared annually and determined using our best estimates of future activity upon considering such factors as historical and expected future patient usage or uptake of our products, the introduction of complimentary or combination therapies or products and future product launch plans. If a previously unanticipated and significant change occurs to our sales forecasts, including the introduction of a competing product by us or one of our competitors in the same HIV market as emtricitabine, we will prospectively update the royalty rate used to amortize our prepaid royalties which may increase future cost of goods sold, as that is where we record the amortization expense. As of December 31, 2011 and 2010, we had a prepaid royalty asset relating to the emtricitabine royalties we paid to Emory of $190.2 million and $219.5 million, respectively. Amortization expense relating to this prepaid royalty asset was $29.3 million, $25.5 million and $29.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Clinical Trial Accruals

We record accruals for estimated clinical study costs. Most of our clinical studies are performed by third-party contract research organizations (CROs). These costs are a significant component of R&D expenses. During

2011, 2010 and 2009, we incurred CRO costs of $138.0 million, $99.0 million and $109.9 million, respectively. We accrue costs for clinical studies performed by CROs over the service periods specified in the contracts and adjust our estimates, if required, based upon our ongoing review of the level of effort and costs actually incurred by the CROs. We validate our accruals quarterly with our vendors and perform detailed reviews of the activities related to our significant contracts. Based upon the results of these validation processes, we assess the appropriateness of our accruals and make any adjustments we deem necessary to ensure that our expenses reflect the actual effort incurred by the CROs.

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

The remaining clinical activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. Most contracts are negotiated as fixed per unit prices and can vary in length between three months for a single dose Phase 1 clinical study and up to two years or more for a more complex Phase 3 clinical study. The average length of contracts in 2011, 2010 and 2009 has been at the upper end of this range in order to provide long-term safety and efficacy data to support the commercial launches of Atripla, Truvada, Viread, Complera/Eviplera, Hepsera, Emtriva, Letairis and Ranexa. All of our material CRO contracts are terminable by us upon written notice and we are generally only liable for actual effort expended by the CRO and certain non-cancelable expenses incurred at any point of termination. Amounts paid in advance relating to uncompleted services will be refunded to us if a contract is terminated. Some contracts may include additional termination payments that become due and payable if we terminate the contract. Such additional termination payments are only recorded if it becomes probable that a contract will be terminated. Through December 31, 2011, differences between actual and estimated activity levels for any particular study have not been material. However, if management does not receive complete and accurate information from our vendors or underestimates activity levels associated with a study at a given point in time, we may have to record additional and potentially significant R&D expenses in future periods.

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

At December 31, 2011 and 2010, we had total federal, state and foreign unrecognized tax benefits of $146.9 million and $126.5 million, respectively. Of the total unrecognized tax benefits, $120.6 million and $106.5 million at December 31, 2011 and 2010, respectively, if recognized, would reduce our effective tax rate in the period of recognition. As of December 31, 2011, we believe that it is reasonably possible that our unrecognized tax benefits will not significantly change in the next 12 months as we do not expect to have clarification from the IRS and other tax authorities around any of our uncertain tax positions.

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

Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the IRS for the 2008 and 2009 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.

Stock-based Compensation

We measure all share-based payments to employees and directors, including grants of stock options, based on their relative fair values. Fair values of awards granted under our stock option plans and Employee Stock Purchase Plan were estimated at grant or purchase dates using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility and expected award life. Fair value of our restricted stock units (RSUs) is equal to the closing price of our common stock on the grant date. Our RSUs vest ratably on an annual basis over five years from the grant date for awards granted prior to 2011 and four years from the grant date for awards granted in 2011. We also grant performance-based restricted stock units which are valued using the Monte Carlo valuation method and vest upon the achievement of specified market and performance goals relative to a pre-determined peer group. The actual number of common shares ultimately issued is calculated by multiplying the number of performance units by a payout percentage ranging from 0% to 200%. Performance awards vest only when a committee (or subcommittee) of our Board has determined that we have achieved our specified market and performance goals.

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

During the years ended December 31, 2011, 2010 and 2009, we recognized stock-based compensation expenses of $192.4 million, $200.0 million and $185.8 million, respectively, in operating expenses, and we capitalized $8.6 million, $10.9 million and $11.4 million, respectively, to inventory. As of December 31, 2011, 2010 and 2009, $2.0 million, $1.8 million and $1.1 million of stock-based compensation costs was included in inventory, respectively. As of December 31, 2011, we had unrecognized stock-based compensation expenses of $163.0 million related to unvested stock options, which we expect to expense over an estimated weighted-average period of 2.4 years and we had unrecognized stock-based compensation expenses of $218.9 million related to RSUs which we expect to expense over an estimated weighted average period of 3.3 years.

Results of Operations

Total Revenues

We had total revenues of $8.39 billion in 2011, $7.95 billion in 2010 and $7.01 billion in 2009. Included in total revenues were product sales, royalty revenues and contract and other revenues. Increases in total revenues were driven by growth in product sales. Total product sales were $8.10 billion in 2011, an increase of 10% over total product sales of $7.39 billion in 2010, driven primarily by our antiviral franchise, resulting from the continued growth in sales of Atripla and Truvada. The increase in product sales also reflected sales growth in our non-antiviral products, primarily AmBisome, Ranexa, Letairis and Cayston, which reached $1.05 billion mark in 2011 compared to $853.0 million in 2010. In 2011, the increase in our product sales was partially offset by a decline in our Tamiflu royalties from Roche, due to declining pandemic planning initiatives worldwide. Total product sales increased by 14% in 2010 compared to $6.47 billion in 2009, primarily driven by growth of Atripla and Truvada sales.

Product sales in the United States increased 9% for 2011 compared to 2010, primarily driven by the continued sales growth in our antiviral franchise and the introduction of Complera, partially offset by the ongoing impact of U.S. healthcare reform. The increase also reflected sales growth in non-antiviral franchises. Ranexa sales contributed $315.0 million to our 2011 product sales, an increase of 34% compared to 2010. Letairis sales contributed $293.4 million to our 2011 product sales, an increase of 22% compared to 2010. Cayston contributed $77.5 million to our 2011 product sales, an increase of 84% compared to 2010.

Product sales in Europe increased 9% for 2011 compared to 2010, primarily driven by sales growth in our antiviral franchise. This increase was partially offset by the impact of price reductions, due in part to austerity measures in certain European countries. Antiviral product sales in Europe totaled $2.71 billion in 2011, an increase of 9% compared to $2.49 billion in 2010, driven primarily by the sales of Atripla and Truvada. Foreign currency exchange, net of hedges, had an unfavorable impact on our European product sales in 2011 compared to 2010.

A significant percentage of our product sales continues to be denominated in foreign currencies and we face exposure to adverse movements in foreign currency exchange rates. We used foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. Foreign currency exchange, net of hedges, had a favorable impact of $21.4 million on our 2011 revenues compared to 2010 and an unfavorable impact of $93.7 million on our 2010 revenues compared to 2009.

We expect total product sales to continue to grow in 2012 as we expect to realize the full year impact related to our newest product Complera/Eviplera and expect to launch Quad in the United States in September 2012.

Product Sales

The following table summarizes the period over period changes in our product sales (in thousands):

	2011	Change	2010	Change	2009
Antiviral products:
Atripla	$3,224,518	10%	$2,926,579	23%	$2,382,113
Truvada	2,875,141	8%	2,649,908	6%	2,489,682
Viread	737,867	1%	732,240	10%	667,510
Hepsera	144,679	(28)%	200,592	(26)%	271,595
Complera/Eviplera	38,747	—	—	—	—
Emtriva	28,764	4%	27,679	(1)%	27,974

Total antiviral products	7,049,716	8%	6,536,998	12%	5,838,874
AmBisome	330,156	8%	305,856	2%	298,597
Letairis	293,426	22%	240,279	31%	183,949
Ranexa	320,004	33%	239,832	83%	131,062
Other	109,057	63%	66,956	298%	16,829

Total product sales	$8,102,359	10%	$7,389,921	14%	$6,469,311

Antiviral Products

Antiviral product sales increased by 8% in 2011 compared to 2010 and 12% in 2010 compared to 2009.

•	Atripla

Atripla sales increased by 10% in 2011 compared to 2010, driven primarily by sales growth in Europe and the United States. Atripla sales increased by 23% in 2010 compared to 2009, driven primarily by sales growth in the United States and Europe where we benefited from the launch of Atripla in France in the second quarter of 2009. Atripla sales include the efavirenz component which has a gross margin of zero. The efavirenz portion of our Atripla sales was approximately $1.21 billion, $1.07 billion and $880.7 million in 2011, 2010 and 2009, respectively. Atripla sales accounted for 46%, 45% and 41% of our total antiviral product sales for 2011, 2010 and 2009, respectively.

•	Truvada

Truvada sales increased by 8% in 2011 compared to 2010, driven primarily by sales growth in Europe and the United States. Truvada sales increased by 6% in 2010 compared to 2009, driven primarily by sales growth in the United States and Europe. Truvada sales accounted for 41%, 41% and 43% of our total antiviral product sales for 2011, 2010 and 2009, respectively.

•	Other Antiviral Products

Other antiviral product sales, which include product sales of Viread, Hepsera, Complera/Eviplera and Emtriva, decreased by 1% in 2011 compared to 2010 due primarily to a decrease in Hepsera sales, partially offset by the launch of Complera/Eviplera following its FDA approval in August 2011 and European Commission approval in November 2011. Other antiviral product sales decreased by 1% for 2010 compared to 2009, due primarily to decreases in Hepsera sales, partially offset by sales growth of Viread.

AmBisome

Sales of AmBisome increased by 8% in 2011 compared to 2010, driven primarily by sales growth in Latin America, Canada and Europe. Sales of AmBisome increased by 2% in 2010 compared to 2009, driven primarily by sales growth in certain markets outside of the United States, partially offset by an unfavorable foreign currency exchange impact. AmBisome product sales in the United States and Canada relate solely to our sales of AmBisome to Astellas Pharma US, Inc. which are recorded at our manufacturing cost.

Letairis

Sales of Letairis increased by 22% for 2011 compared to 2010 and 31% in 2010 compared to 2009, driven primarily by sales growth. New patient enrollments increased during 2011 following the FDA’s approval in March 2011 to remove liver toxicity language from the Boxed Warning.

Ranexa

Sales of Ranexa increased by 33% for 2011 compared to 2010 and 83% for 2010 compared to 2009, driven primarily by sales growth.

Royalty Revenues

The following table summarizes the period over period changes in our royalty revenues (in thousands):

	2011	Change	2010	Change	2009
Royalty revenues	$268,827	-51%	$545,970	11%	$491,818

Historically, our most significant source of royalty revenues has been from sales of Tamiflu by Roche. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which Tamiflu sales are recognized by Roche.

Royalty revenues declined 51% for 2011 compared to 2010, due primarily to lower Tamiflu royalties from Roche. Royalty revenues increased 11% for 2010 compared to 2009, driven primarily by increase in other royalty revenues, which include royalties from GSK for Hepsera, royalties from Astellas US LLC for Lexiscan and royalties from Japan Tobacco for Truvada, partially offset by the lower Tamiflu royalties from Roche. Tamiflu royalties since the second quarter of 2010 have been decreasing due to declining pandemic planning initiatives worldwide. Tamiflu royalties from Roche contributed $75.5 million, $386.5 million and $392.7 million to total royalty revenues in 2011, 2010 and 2009 respectively.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	2011	Change	2010	Change	2009
Total product sales	$8,102,359	10%	$7,389,921	14%	$6,469,311
Cost of goods sold	$2,124,410	14%	$1,869,876	17%	$1,595,558
Product gross margin	74%		75%		75%

Our product gross margin for 2011 was 74%, a decrease of 1% compared to 2010, due primarily to an annual selling price adjustment for the percentage share of Atripla that is paid to our partner. Our product gross margin for 2010 was 75%, consistent with our product gross margin for 2009.

We expect our product gross margin in 2012 to be lower compared to 2011, due primarily to product mix as we expect a higher proportion of Atripla sales partially offset by an increase in product gross margin related to the full year impact of sales of Complera/Eviplera and the anticipated launch of Quad in September 2012.

Research and Development Expenses

We manage our R&D expenses by identifying the research and development activities we anticipate will be performed during a given period and then prioritizing efforts based on scientific data, probability of successful development, market potential, available human and capital resources and other similar considerations. We continually review our R&D pipeline and the status of development and, as necessary, reallocate resources among the R&D portfolio that we believe will best support the future growth of our business.

The following table summarizes the period over period changes in our R&D expenses (in thousands):

	2011	Change	2010	Change	2009
Research and development	$1,229,151	15%	$1,072,930	14%	$939,918

R&D expenses summarized above consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by CROs, materials and supplies, licenses and fees, milestone payments under collaboration arrangements and overhead allocations consisting of various support and facilities-related costs. The following table provides a breakout of R&D expenses by major cost type (in thousands):

	2011	2010	2009
Clinical studies and outside services	$570,302	$375,228	$413,487
Personnel expenses	412,463	384,488	364,505
Impairment and restructuring charges	26,716	135,800	2,200
Other	219,670	177,414	159,726

Total	$1,229,151	$1,072,930	$939,918

R&D expenses for 2011 increased by $156.2 million, or 15%, compared to 2010, due primarily to a $195.1 million increase in clinical studies and outside services related to study progression in liver disease and HIV, new investments in oncology and inflammation and new in-license agreements, milestones and ongoing collaborations, a $28.0 million increase in personnel expenses due to higher headcount, an increase in other expenses including research and process development manufacturing to support clinical studies and the ongoing growth of our business, partially offset by a decrease in impairment charges.

R&D expenses in 2010 increased by $133.0 million, or 14%, compared to 2009, due primarily to impairment charges of $136.0 million that we recorded related to IPR&D assets acquired from CV Therapeutics, $23.5 million of clinical studies expenses related to increased HIV research activities and $16.1 million of compensation and benefits expenses. The majority of the impairment charge related to our GS-9667 program, a product candidate that was in Phase 1 clinical studies for the treatment of diabetes and hypertriglyceridemia, which was terminated in the fourth quarter of 2010 due to unfavorable results from pharmacokinetics and pharmacodynamics tests that demonstrated limited effectiveness of the compound in patients. Given these results, we do not believe it has alternative future uses for us or other market participants. The increase in R&D expenses was partially offset by $37.0 million due to the timing of certain clinical studies and $30.3 million of lower R&D expense reimbursement related to our collaboration with Tibotec.

In 2012, we expect R&D expenses to increase over 2011 levels due to continued investment in our internal and collaborative R&D efforts as we anticipate that some of our product candidates will progress into more advanced phases of clinical studies as well as adding more clinical development programs to our pipeline.

Selling, General and Administrative Expenses

The following table summarizes the period over period changes in our SG&A expenses (in thousands):

	2011	Change	2010	Change	2009
Selling, general and administrative	$1,241,983	19%	$1,044,392	10%	$946,686

SG&A expenses are comprised primarily of compensation and benefits associated with sales and marketing, finance, human resources, legal and other administrative personnel; facilities and overhead costs; outside marketing, advertising and legal expenses and other general and administrative costs.

SG&A expenses in 2011 increased by $197.6 million or 19%, compared to 2010, due primarily to increased contract, legal and other professional services of $86.8 million, pharmaceutical excise tax of $47.3 million resulting from U.S. healthcare reform, increased compensation and benefits expenses of $41.6 million as a result of higher headcount to support our expanding commercial activities, promotional costs of $20.1 million driven by our expanding sales and marketing activities and bad debt provisions of $14.7 million associated with slower collections in southern European countries.

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

In 2012, we expect SG&A expenses to increase over 2011 levels due to increased investments supporting the continued growth in all of our franchises and the increase in the U.S. pharmaceutical excise tax. We believe we have the appropriate SG&A infrastructure to support the growth of our business in 2012.

Restructuring Expenses

During the second quarter of 2010, we approved and communicated a plan to close our research operations in Durham, North Carolina and consolidate our liver disease research activities in Foster City, California. We believe this plan will allow our employees to collaborate more effectively and further advance our programs in the liver disease area. In 2010, we recorded a total of $14.6 million and $10.4 million of restructuring expenses in SG&A and R&D expenses, respectively, related to employee severance and facilities-related expenses under this plan. In December 2010, we closed our operations in Durham. We have not incurred and do not expect to incur any additional significant costs in connection with this plan.

During the second quarter of 2009, we approved a plan to realize certain synergies as a result of the CV Therapeutics acquisition by re-aligning our cardiovascular operations and eliminating redundancies. In 2010, we recorded $10.6 million and $3.4 million in restructuring expenses in SG&A and R&D expenses, respectively, related to employee severance, relocation, lease termination costs and other facilities-related expenses. In 2011, we recorded $6.7 million in restructuring expenses in SG&A related to other facilities-related expenses. Total costs incurred under this plan were $43.5 million and $29.1 million in SG&A and R&D expenses, respectively. We have not incurred and do not expect to incur any additional significant costs in connection with this plan.

Interest and Other Income, Net

We recorded interest and other income, net, of $66.6 million, $60.3 million and $42.4 million in 2011, 2010 and 2009, respectively. The increase in interest and other income, net, in 2011 compared to 2010 was driven primarily by a favorable net foreign currency exchange impact and an increase in interest income, partially offset by an increase in costs related to our hedging activities. The increase in interest and other income, net, in 2010 compared to 2009 was driven primarily by decreased costs related to our hedging activities.

We expect interest income to decrease in 2012 as we spent cash, cash equivalents and marketable securities to partially fund our Pharmasset acquisition which closed in January 2012.

Interest Expense

Our interest expense was $205.4 million, $109.0 million and $69.7 million in 2011, 2010 and 2009, respectively. The increase in interest expense in 2011 compared to 2010 was due primarily to the issuance of our convertible senior notes for $2.50 billion in July 2010, the issuance of our senior unsecured notes for $1.00 billion in March 2011, the issuance of our senior unsecured notes for $3.70 billion in December 2011 and bridge financing associated with our acquisition of Pharmasset. This 2011 increase was partially offset by the maturity of our convertible senior notes due in May 2011, which had an aggregate principal balance of $650.0 million. The increase in interest expense in 2010 compared to 2009 was due primarily to the issuance of our senior convertible notes for $2.50 billion in July 2010.

We expect interest expense to increase in 2012 due to the additional debt we issued in connection with our acquisition of Pharmasset, which included the $3.70 billion in senior unsecured notes issued in December 2011 and $2.15 billion in bank debt we raised subsequent to December 31, 2011.

Provision for Income Taxes

Our provision for income taxes was $861.9 million, $1.02 billion and $876.4 million in 2011, 2010 and 2009 respectively. The 2011 effective tax rate of 23.6% differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes and the non-deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.

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

Liquidity and Capital Resources

We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future. Our cash, cash equivalents and marketable securities increased significantly in the fourth quarter of 2011 as we issued senior unsecured notes for total net proceeds of $3.67 billion to fund our $11.1 billion acquisition of Pharmasset, which closed in January 2012. Below is additional information describing our cash, cash equivalents and marketable securities, working capital and primary sources and uses of cash.

The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	2011	2010	2009
As of December 31:
Cash, cash equivalents and marketable securities	$9,963,972	$5,318,071	$3,904,846
Working capital	$11,403,995	$3,243,132	$2,940,927

Year Ended December 31:
Cash provided by (used in):
Operating activities	$3,639,010	$2,833,913	$3,080,054
Investing activities	$3,589,845	$(1,937,751)	$(2,215,900)
Financing activities	$1,763,569	$(1,338,710)	$(1,051,438)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities totaled $9.96 billion at December 31, 2011, an increase of $4.65 billion or 87% from December 31, 2010. This increase was primarily attributable to the issuance of our senior unsecured notes in 2011 for total net proceeds of $4.66 billion and cash provided by operations of $3.64 billion. This increase was partially offset by $2.38 billion used to repurchases of our common stock under our stock repurchase programs, $650.0 million used to repay our convertible senior notes due in May 2011 and $588.6 million used in our recent acquisitions of Arresto and Calistoga. The net proceeds related to our senior unsecured notes issued in December 2011 were used to fund our acquisition of Pharmasset in January 2012.

Cash, cash equivalents and marketable securities totaled $5.32 billion at December 31, 2010, an increase of $1.41 billion or 36% from December 31, 2009. This increase was primarily attributable to net cash provided by operations of $2.83 billion and net proceeds of $2.46 billion from the issuance of our convertible senior notes in 2010, partially offset by $4.02 billion used to repurchase our common stock under our stock repurchase programs.

Working Capital

Working capital was $11.40 billion at December 31, 2011. The increase of $8.16 billion or 251% from working capital as of December 31, 2010 was primarily attributable to:

•

an increase of $7.80 billion in cash, cash equivalents and short-term marketable securities resulting from the $3.67 billion issuance of senior unsecured notes in December 2011 and sales of long-term marketable securities in anticipation of the acquisition of Pharmasset; and

•	a decrease of $644.8 million in the current portion of long-term debt and other obligations, net, due primarily to the repayment of our convertible senior notes due in May 2011.

Working capital was $3.24 billion at December 31, 2010, an increase of $302.2 million or 10% from working capital as of December 31, 2009. This increase was primarily attributable to:

•	an increase of $441.7 million in cash, cash equivalents and short-term marketable securities;

•	an increase of $232.4 million in accounts receivable, net, primarily driven by increased product sales; and

•	an increase of $152.0 million in inventories, due primarily to the purchase of efavirenz at its estimated net selling price from BMS.

This increase was partially offset by an increase of $640.8 million in the current portion of convertible senior notes, net and other long-term obligations, due to the reclassification of our convertible senior notes due in May 2011 to current liabilities.

Cash Provided by Operating Activities

Cash provided by operating activities of $3.64 billion in 2011 primarily related to net income of $2.79 billion, adjusted for non-cash items such as $302.2 million of depreciation and amortization expenses, $192.4 million of stock-based compensation expenses, $64.1 million of deferred income taxes and $220.3 million of net cash inflow related to changes in operating assets and liabilities. This was partially offset by $40.8 million of excess tax benefits from stock option exercises which we reclassified to cash used in financing activities.

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

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities in 2011 was $3.59 billion, consisting of a net proceeds of $4.31 billion related to the sales of marketable securities in connection with our acquisition of Pharmasset, partially offset by $588.6 million used in our acquisitions of Arresto and Calistoga and $131.9 million of capital expenditures.

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

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities in 2011 was $1.76 billion, driven primarily by the issuance of $4.66 billion in senior unsecured notes, of which $3.67 billion was raised in December 2011 to partially fund the Pharmasset acquisition, net of issuance costs and $211.7 million in proceeds from issuances of common stock under our employee stock plans. The cash proceeds were partially offset by $2.38 billion used to repurchase our common stock under our stock repurchase programs, including commissions and $650.0 million used to repay our convertible senior notes due in May 2011.

Cash used in financing activities in 2010 was $1.34 billion, driven primarily by the $4.02 billion used to repurchase our common stock under our stock repurchase programs and $362.6 million used to purchase note hedges related to our convertible senior notes due in May 2014 and May 2016. The cash outflows were partially offset by $2.46 billion in net proceeds from the issuance of such notes, $155.4 million in proceeds from the sale of warrants related to such notes and $221.2 million in proceeds from issuances of common stock under our employee stock plans.

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

During 2011, we completed our May 2010, three-year, $5.00 billion stock repurchase program at which time we initiated purchases under our January 2011, three-year, $5.00 billion stock repurchase program. Under the completed program, we repurchased and retired a total of 135.5 million shares of our common stock at an average purchase price of $36.89 per share. As of December 31, 2011, the remaining authorized amount of stock repurchases that may be made under the repurchase program was $4.60 billion.

Long-Term Debt

We were eligible to borrow up to an aggregate of $1.25 billion in revolving credit loans under an amended and restated credit agreement. The credit agreement also included a sub-facility for swing-line loans and letters of credit. As of December 31, 2011, we had $4.0 million in letters of credit outstanding under the $1.25 billion credit agreement. In January 2012, we fully repaid the outstanding obligations under this credit agreement, at which time this credit agreement was terminated.

On January 12, 2012, in conjunction with our acquisition of Pharmasset, we entered into a five-year $1.25 billion revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement), a $750.0 million short-term revolving credit facility credit agreement (the Short-Term Revolving Credit Agreement) and a $1.00 billion Term Loan Facility (the Term Loan Credit Agreement). We borrowed an aggregate principal amount of $2.15 billion as follows: $750.0 million under the Five-Year Revolving Credit Agreement, $400.0 million under the Short-Term Revolving Credit Agreement and $1.00 billion under the Term Loan Credit Agreement, upon the close of the acquisition.

All three credit agreements contain customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. These loans will bear interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the applicable credit agreement. We may reduce the commitments and may prepay loans under any of these agreements in whole or in part at any time without premium or penalty.

The Five-Year Revolving Credit Agreement was inclusive of a $30.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility. The Five-Year Revolving Credit Agreement will terminate and all amounts owing thereunder shall be due and payable on January 12, 2017. The Short-Term Revolving Credit Agreement will terminate and all amounts owing thereunder shall be due and payable on January 10, 2013; however, we may request that the maturity date be extended until January 9, 2014. All principal repayment installments under the Term Loan Credit Agreement will be due and payable as specified in the Term Loan Credit Agreement, with the final principal installment payment due and payable on January 12, 2015.

In December 2011, we issued senior unsecured notes in a registered offering for an aggregate principal amount of $3.70 billion to partially fund our acquisition of Pharmasset. The notes will pay interest at fixed annual rates ranging from 2.40% to 5.65%.

Our convertible senior notes due in May 2011 matured and we repaid the aggregate principal balance of $650.0 million. We also paid $36.1 million in cash related to the conversion spread of our matured notes, which represent the conversion value in excess of the principal amount, and received $36.1 million in cash from the related convertible note hedges. Warrants related to our convertible senior notes due in May 2011 expired in August 2011.

In March 2011, we issued senior unsecured notes due in April 2021 in a registered offering for an aggregate principal amount of $1.00 billion. The notes will pay interest at a fixed annual rate of 4.50%.

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

Contractual Obligations

Our contractual obligations consist of debt obligations, operating leases, capital commitments, purchase obligations for active pharmaceutical ingredients and inventory-related items and clinical trials contracts. The following table summarizes our significant enforceable and legally binding obligations, future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that certain of these obligations may be cancelable as of December 31, 2011 (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$10,811,866	$232,724	$3,102,973	$2,336,169	$5,140,000
Operating lease obligations	204,954	43,635	66,329	41,775	53,215
Capital commitments (2)	16,556	16,556	—	—	—
Purchase obligations (3)(4)	1,317,922	990,151	202,471	125,300	—
Clinical trials (5)	191,043	124,473	64,872	1,698	—

Total	$12,542,341	$1,407,539	$3,436,645	$2,504,942	$5,193,215

(1)

Long-term debt obligations include future interest payments based on fixed rates of 0.625%, 1.00% and 1.625% for our convertible senior notes due in May 2013, May 2014 and May 2016, respectively. Long-term debt obligations also include future interest payments based on fixed rates of 2.40%, 3.05%, 4.50% 4.40% and 5.65% for our senior unsecured notes due in December 2014, December 2016, April 2021, December 2021 and December 2041, respectively. At December 31, 2011, the aggregate carrying values of our convertible notes and senior unsecured notes were $2.92 billion and $4.68 billion, respectively.

(2)	At December 31, 2011, we had firm capital project commitments of approximately $16.6 million primarily relating to facilities improvement projects.
(3)

At December 31, 2011, we had firm purchase commitments related to active pharmaceutical ingredients and certain inventory-related items. These amounts include minimum purchase requirements and actual purchases are expected to significantly exceed these amounts.

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

(5)

At December 31, 2011, we had several clinical studies in various clinical trial phases. Our most significant clinical trial expenditures are to CROs. Although all of our material contracts with CROs are cancelable, we historically have not cancelled such contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to, or terminations of, existing contracts or anticipated or potential new contracts.

We had total gross unrecognized tax benefit liabilities of $170.6 million as of December 31, 2011. We believe that it is reasonably possible that our unrecognized tax benefits will not significantly change in the next 12 months as we do not expect to have clarification from the IRS and other tax authorities around any of our uncertain tax positions. The unrecognized tax benefits were included in long-term income taxes payable and non-current deferred tax assets on our Consolidated Balance Sheet and have not been included in the table above.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to its existing standard for fair value measurement to achieve common guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. In addition, the amended standard revises certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting. The updated standard is effective for us beginning in the first quarter of 2012. Early adoption is not permitted. The adoption of these amendments will not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued an update to an existing standard for comprehensive income to make the presentation of items within other comprehensive income (OCI) more prominent. The updated standard prohibits the current presentation of OCI in the statement of stockholders’ equity and instead, provides public companies the option of presenting OCI in a continuous statement of comprehensive income or as two separate consecutive statements. Additionally, the update requires that reclassification adjustments be displayed on the face of the financial statements where OCI is reported. In December 2011, the FASB issued another update that indefinitely deferred the specific requirement of presenting reclassification adjustments out of OCI in both net income and OCI on the face of the financial statements. During the deferral period, the existing requirements for the presentation of reclassification adjustments must continue to be followed. The updated standard is effective for us beginning in the first quarter of 2012. Upon adoption, the updated standard will impact the presentation of our Consolidated Financial Statements; however, it will have no impact on our financial position or results of operations.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The standard is effective for us beginning in the first quarter of 2012. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued a new standard to address the disclosure requirements around offsetting financial and derivative instruments and their related arrangements to enable users of financial statements to understand the effect of those arrangements on a company’s financial position. The update requires companies to disclose both the net and gross amounts of the relevant assets and liabilities that are offset in the notes to the financial statements. The updated standard is effective for us beginning in the first quarter of 2013 and will be applied retrospectively for all comparative periods presented. We believe that the adoption of this standard will not have a material impact on our Consolidated Financial Statements.

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

The following table summarizes the notional amounts, weighted-average currency exchange rates and fair values of our open foreign currency exchange forward contracts at December 31, 2011. We had no foreign currency exchange option contracts outstanding at December 31, 2011. All contracts have maturities of 18 months or less. Weighted-average rates are stated in terms of the amount of U.S. dollars per foreign currency. Fair values represent estimated settlement amounts at December 31, 2011 and 2010 (notional amounts and fair values in U.S. dollars and in thousands):

Foreign Currency Exchange Forward Contracts

	December 31, 2011			December 31, 2010
Currency	Notional Amount	Weighted-Average Settlement Price	Fair Value	Notional Amount	Weighted-Average Settlement Price	Fair Value
Euro	$3,205,266	1.34	$86,942	$2,763,277	1.33	$43,854
British Pound	305,314	1.57	4,030	313,380	1.55	2,133
Canadian Dollar	179,785	0.99	1,904	183,276	0.97	(5,669)
Australian Dollar	129,025	0.98	(3,356)	112,145	0.95	(8,494)
Swiss Franc	110,161	1.10	2,532	82,765	0.99	(4,935)
Danish Krone	1,520	0.16	(170)	29,532	0.18	690
Swedish Krone	31,738	0.15	531	30,266	0.14	(881)
Norwegian Krone	17,898	0.17	428	18,871	0.17	(272)
New Zealand Dollar	9,304	0.75	(217)	10,035	0.74	(507)
Turkish Lira	10,539	0.52	(7)	10,539	0.64	(11)
Polish Zloty	25,532	0.32	2,148	435	0.33	(0)

Total	$4,026,082		$94,765	$3,554,521		$25,908

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

The following table summarizes the expected maturities and average interest rates of our interest-generating assets and interest-bearing liabilities at December 31, 2011 (dollars in thousands):

								Total Fair Value at December 31, 2011
	Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Assets
Available-for-sale debt securities	$1,574,140	$26,100	$—	$—	$—	$51,500	$1,651,740	$1,616,664
Average interest rate	1.2%	101.2%	0.0%	0.0%	0.0%	0.8%
Liabilities
Long-term debt (1)	$—	$649,867	$2,000,000	$—	$1,950,000	$3,250,000	$7,849,867	$8,522,542
Average interest rate	0.0%	0.6%	1.5%	0.0%	2.1%	4.8%

(1)

In April 2006, we issued convertible senior notes due in May 2013 in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The notes were issued at par and bear interest rates of 0.625%, and may be converted into shares of our common stock subject to certain circumstances.

In July 2010, we issued convertible senior notes due in May 2014 and May 2016 in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The notes due in May 2014 and May 2016 were issued at par and bear interest rates of 1.00% and 1.625%, respectively, and may be converted into shares of our common stock subject to certain circumstances.

In March 2011, we issued senior unsecured notes due in April 2021 in a registered offering. The notes pay interest at a fixed annual rate of 4.50%.

In December 2011, we issued senior unsecured notes due in December 2014, 2016, 2021 and 2041 in a registered offering. The notes pay interest at fixed annual rates ranging from 2.40% to 5.65%.

In connection with funding our $11.1 billion acquisition of Pharmasset, we liquidated approximately $4.34 billion of our investment portfolio in late 2011. The proceeds of the sales were reinvested in money market funds which totaled $7.46 billion as of December 31, 2011. As interest rate risk for money market funds is low, we have excluded the balance from the table of interest rate sensitive instruments above. We continue to invest our existing portfolio in securities with a similar profile, however, the amounts invested are generally smaller and have a shorter investment horizon.

Credit Risk

As of December 31, 2011, we held approximately $47.0 million of auction rate securities within our available-for-sale long-term marketable securities. Our auction rate securities comprised less than 1% of our total cash, cash equivalents and marketable securities as of December 31, 2011. In 2008, we began observing the failed auctions for our auction rate securities for which the underlying assets are comprised of student loans. Most of our auction rate securities, including those subject to the failed auctions, are currently rated AAA, consistent with the high quality rating required by our investment policy, are supported by the federal government as part of the Federal Family Education Loan Program and are over-collateralized. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.18% to 0.80%. As of December 31, 2011, our auction rate securities continued to earn interest.

If auctions continue to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par should we need or desire to access the funds invested in those securities. However, based on our expected operating cash flows as well as access to funds through our credit facility, we believe that we will be able to hold these securities until there is a recovery in the auction market and the related securities, which may be at final maturity. As a result, we do not anticipate that the current illiquidity of these auction rate securities will have a material effect on our cash requirements or working capital.

As of December 31, 2011, we held Greek government-issued bonds with an estimated fair value of approximately $24.7 million within our available-for-sale long-term marketable securities. In 2010, the Greek government agreed to settle the majority of its aged outstanding accounts receivable with zero-coupon bonds. Currently, these bonds trade infrequently on the open market at a substantial discount to the face value. We believe we will be able to hold these securities until maturity. As a result, we do not anticipate that the illiquidity of these securities will have a material effect on our cash requirements or working capital.

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

We are also subject to credit risk from our accounts receivable related to our product sales. Our accounts receivable balance at December 31, 2011 was $1.95 billion, compared to $1.62 billion at December 31, 2010. The majority of our trade accounts receivable arises from product sales in the United States and Europe. As of December 31, 2011, our accounts receivables in Southern Europe, specifically Greece, Italy, Portugal and Spain totaled approximately $1.10 billion, of which $612.4 million were greater than 120 days past due and $250.7 million were greater than 365 days past due.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning at page 96 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2011 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of

1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2011. Their report on the audit of internal control over financial reporting appears below.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed the implementation of a new Enterprise Resource Planning (ERP) system during the fourth quarter of 2011. This implementation was not undertaken in response to any identified deficiency or weakness to our internal controls over financial reporting. It was undertaken to establish a scalable foundation for our core business processes.

ITEM 9B.	OTHER INFORMATION

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gilead Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gilead Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Gilead Sciences, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 23, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2012 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Nominees,” “Qualification of Nominees,” “Board Committees and Meetings,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Nominees,” and “Certain Relationships and Related Party Transactions.”

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Index list to Consolidated Financial Statements:

(2) Schedule II is included on page 152 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits.

The following exhibits are filed herewith or incorporated by reference:

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

±+(2)	2.2	Agreement and Plan of Merger among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc., dated as of June 23, 2010

≠+(3)	2.3	Agreement and Plan of Merger among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc., dated as of December 19, 2010

‡+(4)	2.4	Agreement and Plan of Merger among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited, Calistoga Pharmaceuticals, Inc. and Shareholder Representative Services LLC, as Stockholders’ Agent, dated as of February 21, 2011

+(4)	2.6	Amendment No. 1 to the Agreement and Plan of Merger among Registrant, Gilead Biopharmaceutics Ireland Corporation, Hot Springs Acquisition Corp., Calistoga Pharmaceuticals, Inc. and Shareholder Representative Services LLC, as Stockholders’ Agent, entered into as of March 24, 2011

†(5)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc. dated as of November 21, 2011

(6)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 12, 2011

(7)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(8)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(6)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(9)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

Exhibit Footnote	Exhibit Number	Description of Document
(10)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(11)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(12)	4.5	Indenture related to the Convertible Senior Notes, due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(13)	4.6	Indenture related to the Convertible Senior Notes, due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

(13)	4.7	Indenture related to the Convertible Senior Notes, due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(14)	4.8	Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.9	First Supplemental Indenture, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(14)	4.10	Form of Note (included in Exhibit 4.9 above)

(15)	4.11	Second Supplemental Indenture, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(15)	4.12	Form of 2014 Note (included in Exhibit 4.11 above)

(15)	4.13	Form of 2016 Note (included in Exhibit 4.11 above)

(15)	4.14	Form of 2021 Note (included in Exhibit 4.11 above)

(15)	4.15	Form of 2041 Note (included in Exhibit 4.11 above)

(16)	10.1	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(16)	10.2	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(2)	10.3	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(2)	10.4	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(2)	10.5	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(2)	10.6	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(2)	10.7	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(2)	10.8	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

Exhibit Footnote	Exhibit Number	Description of Document
(2)	10.9	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(2)	10.10	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.11	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.12	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.13	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.14	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.15	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(17)	10.16	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(17)	10.17	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(17)	10.18	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(17)	10.19	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.20	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.21	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.22	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.23	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.24	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(17)	10.25	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(17)	10.26	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(18)	10.27	5-Year Revolving Credit Facility Credit Agreement among Registrant and Gilead Biopharmaceutics Ireland Corporation, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, certain other lenders parties thereto, Barclays Capital, as Syndication Agent, and Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo Bank, N.A., as Co-Documentation Agents, dated as of January 12, 2012

Exhibit Footnote	Exhibit Number	Description of Document
(18)	10.28	Short-Term Revolving Credit Facility Credit Agreement, among Registrant and Gilead Biopharmaceutics Ireland Corporation, as Borrowers, Bank of America, N.A., as Administrative Agent, certain other lenders parties thereto, Barclays Capital, as Syndication Agent, and Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo Bank, N.A., as Co-Documentation Agents, dated as of January 12, 2012

(18)	10.29	Term Loan Facility Credit Agreement, among Registrant, as Borrower, Bank of America, N.A., certain other lenders parties thereto, Barclays Capital, as Syndication Agent, and Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo Bank, N.A., as Co-Documentation Agents, dated as of January 12, 2012

(18)	10.30	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

(18)	10.31	Parent Guaranty Agreement (Short-Term Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(19)	10.32	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(20)	10.33	Form of option agreements used under the 1991 Stock Option Plan

*(19)	10.34	Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan, as amended through January 30, 2002

*(21)	10.35	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors’ Stock Option Plan

*(22)	10.36	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(23)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(24)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(25)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(26)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(4)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(24)	10.42	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(24)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(24)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(25)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(25)	10.46	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(25)	10.47	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(27)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2007)

Exhibit Footnote	Exhibit Number	Description of Document
*(28)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2008)

*(25)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2009)

*(26)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants made in 2010)

*(4)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for 2011)

*(29)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants made prior to May 2009)

*(25)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(30)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for executive officers commencing in November 2009)

*(4)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for 2011)

*(26)	10.57	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(31)	10.58	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(32)	10.59	Gilead Sciences, Inc. Deferred Compensation Plan—Basic Plan Document

*(32)	10.60	Gilead Sciences, Inc. Deferred Compensation Plan—Adoption Agreement

*(32)	10.61	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(33)	10.62	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(26)	10.63	Gilead Sciences, Inc. Severance Plan, as amended on December 14, 2009

*(23)	10.64	Gilead Sciences, Inc. Corporate Bonus Plan

*(6)	10.65	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(34)	10.66	2012 Base Salaries for the Named Executive Officers

*(35)	10.67	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(20)	10.68	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(20)	10.69	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(26)	10.70	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(36)	10.71	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(24)	10.72	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

Exhibit Footnote	Exhibit Number	Description of Document
+(37)	10.73	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement), the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement) and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

(38)	10.74	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(36)	10.75	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(36)	10.76	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(39)	10.77	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+	10.78	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(40)	10.79	Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(41)	10.80	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(41)	10.81	Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(42)	10.82	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(43)	10.83	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(43)	10.84	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(43)	10.85	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(43)	10.86	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(44)	10.87	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(44)	10.88	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(45)	10.89	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(45)	10.90	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

Exhibit Footnote	Exhibit Number	Description of Document
+(46)	10.91	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+	10.92	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

+(47)	10.93	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(43)	10.94	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 1, 2011

+(48)	10.95	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(41)	10.96	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(49)	10.97	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(33)	10.98	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(4)	10.99	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

+(3)	10.100	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(39)	10.101	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(16)	10.102	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(2)	10.103	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(33)	10.104	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	21.1	Subsidiaries of Registrant

	23.1	Consent of Independent Registered Public Accounting Firm

	24.1	Power of Attorney, reference is made to the signature page

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

Exhibit Footnote	Exhibit Number	Description of Document

	101***	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.
(18)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.
(19)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
(20)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.
(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(24)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
(25)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
(26)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.
(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.
(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
(29)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
(30)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.
(31)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.
(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
(33)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
(34)	Information is included in Registrant’s Current Report on Form 8-K filed on February 1, 2012, and incorporated herein by reference.
(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
(37)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.
(39)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.
(40)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
(41)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.
(42)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.
(43)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.
(44)	Filed as an exhibit to Myogen, Inc.’s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.
(45)	Filed as an exhibit to CV Therapeutics, Inc.’s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.
(46)	Filed as an exhibit to CV Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(47)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.
(49)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

±	The Agreement and Plan of Merger (the Merger Agreement) contains representations and warranties of Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Merger Agreement and have been used for the purpose of allocating risk among Registrant, Cougar Merger Sub, Inc. and CGI Pharmaceuticals, Inc. rather than establishing matters as facts.
≠	The Agreement and Plan of Merger (the Arresto Merger Agreement) contains representations and warranties of Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Arresto Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Arresto Merger Agreement and have been used for the purpose of allocating risk among Registrant, Arroyo Merger Sub, Inc. and Arresto Biosciences, Inc. rather than establishing matters as facts.
‡	The Agreement and Plan of Merger (the Calistoga Merger Agreement) contains representations and warranties of Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Calistoga Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Calistoga Merger Agreement and have been used for the purpose of allocating risk among Registrant, Gilead Biopharmaceutics Ireland Corporation, Gilead Sciences Limited and Calistoga Pharmaceuticals, Inc. rather than establishing matters as facts.
†	The Agreement and Plan of Merger (the Pharmasset Merger Agreement) contains representations and warranties of Registrant, Merger Sub and Pharmasset, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Pharmasset Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Merger Sub and Pharmasset. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Pharmasset Merger Agreement and have been used for the purpose of allocating risk among Registrant, Merger Sub and Pharmasset rather than establishing matters as facts.
*	Management contract or compensatory plan or arrangement.
**	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
***	Furnished herewith.
+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

GILEAD SCIENCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010, and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Gilead Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Redwood City, California

February 23, 2012

GILEAD SCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$9,883,777	$907,879
Short-term marketable securities	16,491	1,190,789
Accounts receivable, net of allowances of $205,990 at December 31, 2011 and $150,942 at December 31, 2010	1,951,167	1,621,966
Inventories	1,389,983	1,203,809
Deferred tax assets	208,155	279,339
Prepaid taxes	246,444	320,424
Prepaid expenses	95,922	67,632
Other current assets	126,846	116,244

Total current assets	13,918,785	5,708,082
Property, plant and equipment, net	774,406	701,235
Noncurrent portion of prepaid royalties	174,584	203,790
Noncurrent deferred tax assets	144,015	153,379
Long-term marketable securities	63,704	3,219,403
Intangible assets	2,066,966	1,425,592
Other noncurrent assets	160,674	181,149

Total assets	$17,303,134	$11,592,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,206,052	$803,025
Accrued government rebates	516,045	325,018
Accrued compensation and employee benefits	173,316	147,632
Income taxes payable	40,583	1,862
Other accrued liabilities	502,557	437,893
Deferred revenues	74,665	103,175
Current portion of convertible senior notes, net and other long-term obligations	1,572	646,345

Total current liabilities	2,514,790	2,464,950
Long-term deferred revenues	31,870	32,844
Long-term debt, net	7,605,734	2,838,573
Long-term income taxes payable	135,655	107,025
Other long-term obligations	147,736	27,401
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 753,106 and 801,998 shares issued and outstanding at December 31, 2011 and 2010, respectively	753	802
Additional paid-in capital	4,903,143	4,648,286
Accumulated other comprehensive income	58,200	30,911
Retained earnings	1,776,760	1,183,730

Total Gilead stockholders’ equity	6,738,856	5,863,729
Noncontrolling interest	128,493	258,108

Total stockholders’ equity	6,867,349	6,121,837

Total liabilities and stockholders’ equity	$17,303,134	$11,592,630

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product sales	$8,102,359	$7,389,921	$6,469,311
Royalty revenues	268,827	545,970	491,818
Contract and other revenues	14,199	13,529	50,254

Total revenues	8,385,385	7,949,420	7,011,383

Costs and expenses:
Cost of goods sold	2,124,410	1,869,876	1,595,558
Research and development	1,229,151	1,072,930	939,918
Selling, general and administrative	1,241,983	1,044,392	946,686

Total costs and expenses	4,595,544	3,987,198	3,482,162

Income from operations	3,789,841	3,962,222	3,529,221
Interest and other income, net	66,581	60,287	42,397
Interest expense	(205,418)	(108,961)	(69,662)

Income before provision for income taxes	3,651,004	3,913,548	3,501,956
Provision for income taxes	861,945	1,023,799	876,364

Net income	2,789,059	2,889,749	2,625,592
Net loss attributable to noncontrolling interest	14,578	11,508	10,163

Net income attributable to Gilead	$2,803,637	$2,901,257	$2,635,755

Net income per share attributable to Gilead common stockholders—basic	$3.62	$3.39	$2.91

Shares used in per share calculation—basic	774,903	856,060	904,604

Net income per share attributable to Gilead common stockholders—diluted	$3.55	$3.32	$2.82

Shares used in per share calculation—diluted	790,118	873,396	934,109

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2008	909,819	$910	$3,930,109	$41,240	$300,314	$193,010	$4,465,583
Distributions to noncontrolling interest	—	—	—	—	—	(44,754)	(44,754)
Net income (loss)	—	—	—	—	2,635,755	(10,163)	2,625,592
Unrealized gain on available-for-sale securities, net of tax	—	—	—	15,868	—	—	15,868
Foreign currency translation adjustment	—	—	—	8,459	—	—	8,459
Unrealized loss on cash flow hedges, net of tax	—	—	—	(71,325)	—	—	(71,325)

Comprehensive income							2,578,594

Issuances under employee stock purchase plan	932	1	34,872	—	—	—	34,873
Stock option exercises, net	12,067	12	187,843	—	—	—	187,855
Tax benefits from employee stock plans	—	—	88,368	—	—	—	88,368
Stock-based compensation	227	—	181,530	—	—	—	181,530
Assumption of stock options in connection with acquisition	—	—	15,655	—	—	—	15,655
Repurchases of common stock	(23,292)	(23)	(61,726)	—	(940,797)	—	(1,002,546)

Balance at December 31, 2009	899,753	900	4,376,651	(5,758)	1,995,272	138,093	6,505,158
Contributions from noncontrolling interest	—	—	—	—	—	131,523	131,523
Net income (loss)	—	—	—	—	2,901,257	(11,508)	2,889,749
Unrealized gain on available-for-sale securities, net of tax	—	—	—	7,020	—	—	7,020
Foreign currency translation adjustment	—	—	—	(8,416)	—	—	(8,416)
Unrealized gain on cash flow hedges, net of tax	—	—	—	38,065	—	—	38,065

Comprehensive income							2,926,418

Issuances under employee stock purchase plan	1,110	1	32,306	—	—	—	32,307
Stock option exercises, net	10,671	11	188,906	—	—	—	188,917
Tax benefits from employee stock plans	—	—	82,086	—	—	—	82,086
Stock-based compensation	461	—	200,595	—	—	—	200,595
Purchases of convertible note hedges	—	—	(362,622)	—	—	—	(362,622)
Sale of warrants	—	—	155,425	—	—	—	155,425
Deferred tax assets on convertible note hedges	—	—	39,093	—	—	—	39,093
Equity portion of convertible notes, net of issuance costs of $4,018	—	—	255,517	—	—	—	255,517
Repurchases of common stock	(109,997)	(110)	(319,671)	—	(3,712,799)	—	(4,032,580)

Balance at December 31, 2010	801,998	802	4,648,286	30,911	1,183,730	258,108	6,121,837
Distributions to noncontrolling interest	—	—	—	—	—	(115,037)	(115,037)
Net income (loss)	—	—	—	—	2,803,637	(14,578)	2,789,059
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(43,276)	—	—	(43,276)
Foreign currency translation adjustment	—	—	—	(5,264)	—	—	(5,264)
Unrealized gain on cash flow hedges, net of tax	—	—	—	75,829	—	—	75,829

Comprehensive income							2,816,348

Issuances under employee stock purchase plan	1,200	1	35,012	—	—	—	35,013
Stock option exercises, net	9,175	9	176,699	—	—	—	176,708
Tax benefits from employee stock plans	—	—	37,231	—	—	—	37,231
Stock-based compensation	—	—	192,030	—	—	—	192,030
Repurchases of common stock	(59,267)	(59)	(186,115)	—	(2,210,607)	—	(2,396,781)

Balance at December 31, 2011	753,106	$753	$4,903,143	$58,200	$1,776,760	$128,493	$6,867,349

See accompanying notes.

GILEAD SCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$2,789,059	$2,889,749	$2,625,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	72,187	67,240	64,560
Amortization expense	230,045	198,237	148,384
Stock-based compensation expenses	192,378	200,041	180,684
In-process research and development impairment	26,630	136,000	—
Excess tax benefits from stock-based compensation	(40,848)	(81,620)	(80,186)
Tax benefits from employee stock plans	37,231	82,086	88,368
Deferred income taxes	64,061	12,152	(42,013)
Other non-cash transactions	47,931	10,408	64,456
Changes in operating assets and liabilities:
Accounts receivable, net	(375,736)	(348,875)	(356,462)
Inventories	(200,793)	(161,190)	(75,266)
Prepaid expenses and other assets	(13,959)	(70,466)	(65,667)
Accounts payable	428,944	(4,453)	203,641
Income taxes payable	110,771	(185,733)	166,334
Accrued liabilities	300,593	120,065	109,026
Deferred revenues	(29,484)	(29,728)	48,603

Net cash provided by operating activities	3,639,010	2,833,913	3,080,054

Investing activities:
Purchases of marketable securities	(5,127,790)	(5,502,687)	(2,614,046)
Proceeds from sales of marketable securities	8,649,752	3,033,893	1,440,509
Proceeds from maturities of marketable securities	788,395	683,927	435,510
Acquisitions, net of cash acquired	(588,608)	(91,000)	(1,247,816)
Capital expenditures and other	(131,904)	(61,884)	(230,057)

Net cash provided by (used in) investing activities	3,589,845	(1,937,751)	(2,215,900)

Financing activities:
Proceeds from issuances of senior notes, net of issuance costs	4,660,702	—	—
Proceeds from issuances of convertible notes, net of issuance costs	—	2,462,500	—
Proceeds from sale of warrants	—	155,425	—
Purchases of convertible note hedges	—	(362,622)	—
Proceeds from credit facility	—	500,000	400,000
Repayments of credit facility	—	(500,000)	(400,000)
Proceeds from issuances of common stock	211,737	221,223	222,728
Repurchases of common stock	(2,383,132)	(4,022,593)	(998,495)
Extinguishment of long-term debt	(649,987)	—	(305,455)
Repayments of long-term obligations	(1,562)	(5,786)	(5,648)
Excess tax benefits from stock-based compensation	40,848	81,620	80,186
Contributions from (distributions to) noncontrolling interest	(115,037)	131,523	(44,754)

Net cash provided by (used in) financing activities	1,763,569	(1,338,710)	(1,051,438)

Effect of exchange rate changes on cash	(16,526)	77,469	940

Net change in cash and cash equivalents	8,975,898	(365,079)	(186,344)
Cash and cash equivalents at beginning of period	907,879	1,272,958	1,459,302

Cash and cash equivalents at end of period	$9,883,777	$907,879	$1,272,958

Supplemental disclosure of cash flow information:
Interest paid	$62,180	$15,748	$8,990
Income taxes paid	$621,025	$1,129,577	$746,224

See accompanying notes.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and experimental drug candidate, we seek to improve the care of patients suffering from life-threatening diseases around the world. Gilead’s primary areas of focus include human immunodeficiency virus (HIV)/AIDS, liver diseases such as hepatitis B virus (HBV) and hepatitis C virus (HCV) and serious cardiovascular/metabolic and respiratory conditions. Headquartered in Foster City, California, we have operations in North America, Europe and Asia Pacific. We continue to seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.

Our product portfolio is comprised of Atripla®, Truvada®, Viread®, Emtriva®, Complera®/Eviplera®, Hepsera®, AmBisome®, Letairis®, Ranexa®, Cayston® and Vistide®. In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements. For example, F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu®; GlaxoSmithKline Inc. (GSK) markets Hepsera and Viread in certain territories outside of the United States; GSK also markets Volibris® outside of the United States; Astellas Pharma US, Inc. markets AmBisome in the United States and Canada; Astellas US LLC markets Lexiscan® injection in the United States; Rapidscan Pharma Solutions, Inc. markets Rapiscan in certain territories outside of the United States; Menarini International Operations Luxembourg SA markets Ranexa in certain territories outside of the United States; and Japan Tobacco Inc. (Japan Tobacco) markets Truvada, Viread and Emtriva in Japan.

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

Product Returns

We do not provide our customers with a general right of product return, but permit returns if the product is damaged or defective when received by the customer, or in the case of product sold in the United States and certain countries outside the United States, if the product has expired. We will accept returns for product that will expire within six months prior to or that have expired up to one year after their expiration dates. Our estimates for expected returns of expired products are based primarily on an ongoing analysis of historical return patterns.

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

Advertising Expenses

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $116.6 million in 2011, $116.5 million in 2010 and $108.1 million in 2009.

Net Income Per Share Attributable to Gilead Common Stockholders

Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options, restricted stock units and performance shares and the assumed exercise of warrants relating to the convertible senior notes due in

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2011 (May 2011 Notes), May 2013 (May 2013 Notes), May 2014 (May 2014 Notes) and May 2016 (May 2016 Notes) (collectively, the Convertible Notes) are determined under the treasury stock method.

Because the principal amount of the Convertible Notes will be settled in cash, only the conversion spread relating to the Convertible Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the Convertible Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion prices of $38.75, $38.10, $45.08 and $45.41 for the May 2011 Notes, May 2013 Notes, May 2014 Notes and May 2016 Notes, respectively.

In May 2011, our May 2011 Notes matured and as a result, we have only considered their impact for the period they were outstanding on our net income per share calculations. In August 2011, the warrants related to our May 2011 Notes expired and as a result, we have only considered their impact for the period they were outstanding on our net income per share calculations.

For 2011, 2010 and 2009, the average market prices of our common stock exceeded the conversion prices of the May 2011 and May 2013 Notes and the dilutive effects are included in the accompanying table. For 2011, 2010 and 2009, the average market prices of our common stock did not exceed the conversion prices of the May 2014 Notes and May 2016 Notes and therefore, these notes did not have a dilutive effect on our net income per share for those periods.

Warrants relating to the May 2011 Notes, May 2013 Notes, May 2014 Notes and May 2016 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $50.80, $53.90, $56.76 and $60.10, respectively. The average market prices of our common stock during 2011, 2010 and 2009 did not exceed the warrants’ exercise prices relating to any of the Convertible Notes; therefore, these warrants did not have a dilutive effect on our net income per share for those periods.

Stock options to purchase approximately 21.1 million, 22.5 million and 17.4 million weighted-average shares of our common stock were outstanding during 2011, 2010 and 2009, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income attributable to Gilead	$2,803,637	$2,901,257	$2,635,755

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	774,903	856,060	904,604
Effect of dilutive securities:
Stock options and equivalents	14,248	16,606	23,850
Conversion spread related to the May 2011 Notes	187	222	2,684
Conversion spread related to the May 2013 Notes	780	508	2,971

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	790,118	873,396	934,109

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Share-based payments to employees and directors are recognized in the Consolidated Statements of Income based on their fair values and the benefit of tax deductions in excess of recognized compensation cost are reported in the Consolidated Statements of Cash Flows as a financing activity. The calculated pool of excess tax benefits is recorded as part of additional paid-in capital (APIC).

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. As of December 31, 2011, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain totaled approximately $1.10 billion, of which $612.4 million were greater than 120 days past due and $250.7 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at December 31, 2011.

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

Our prepaid royalties are primarily comprised of emtricitabine royalties we paid to Emory University (Emory) for the HIV indication when we and Royalty Pharma purchased the royalty interest owned by Emory in 2005. Under the terms of the transaction, we and Royalty Pharma paid 65% and 35%, respectively, of the total purchase price of $525.0 million to Emory in exchange for the elimination of the emtricitabine royalties due to

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Emory on worldwide net sales of products containing emtricitabine. As a result of this transaction, we capitalized as prepaid royalties our 65% share of the $525.0 million purchase price, or $341.3 million. As of December 31, 2011 and 2010, we had an unamortized prepaid royalty asset of $190.2 million and $219.5 million, respectively. In 2011, 2010 and 2009, $29.3 million, $25.5 million and $29.9 million were amortized to cost of goods sold, respectively.

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

Office and computer equipment includes capitalized software. We had unamortized capitalized software costs of $96.0 million and $22.5 million on our Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively. Leasehold improvements and capitalized leased equipment are amortized over the shorter of the lease term or the asset’s useful life. Amortization of capitalized leased equipment is included in depreciation expense. Capitalized interest on construction in-progress is included in property, plant and equipment. Interest capitalized in 2011, 2010 and 2009 was not significant.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Other intangible assets with indefinite useful lives are related to purchased in-process research and development (IPR&D) projects and are measured at their respective fair values as of the acquisition date. We do not amortize goodwill and other intangible assets with indefinite useful lives. We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the assets below their carrying amounts.

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

Intangible assets with finite useful lives are primarily related to purchased marketed products from our acquisition of CV Therapeutics, Inc. (CV Therapeutics) and are amortized over their estimated useful lives. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We amortize the intangible asset related to Ranexa,

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which we acquired from CV Therapeutics, over its estimated useful life to cost of goods sold using an amortization rate derived from our forecasted future product sales for Ranexa. Our product sales forecasts are prepared annually and determined using our best estimates of future activity and consider such factors as historical and expected future patient usage or uptake of our products, the introduction of complimentary or combination therapies or products and future product launch plans. If a previously unanticipated and significant change occurs to our sales forecasts, we will prospectively update the rate used to amortize our intangible asset related to Ranexa which may increase future cost of goods sold, as that is where we record the amortization expense. We amortize the intangible asset related to Lexiscan, which we also acquired from CV Therapeutics, over its estimated useful life to cost of goods sold on a straight-line basis. Given that current Lexiscan revenues consist of royalties received from a collaboration partner and our lack of ongoing access and visibility into that partner’s future sales forecasts, we cannot make a reasonable estimate of the amortization rate using a forecasted product sales approach.

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

Foreign Currency Translation, Transactions and Contracts

Adjustments resulting from translating the financial statements of our foreign subsidiaries into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Net foreign currency exchange transaction gains or losses are included in interest and other income, net, on our Consolidated Statements of Income. Net transaction losses totaled $21.3 million, $3.7 million and $16.4 million in 2011, 2010 and 2009, respectively.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable, and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Consolidated Balance Sheets. The carrying value and fair value of the Convertible Notes were $2.92 billion and $3.53 billion, respectively, as of December 31, 2011. The carrying value and fair value of the Convertible Notes were $3.48 billion and $3.97 billion, respectively as of December 31, 2010.

In March 2011, we issued senior unsecured notes due in April 2021 (April 2021 Notes) in a registered offering for an aggregate principal amount of $1.00 billion. The carrying value and fair value of the April 2021 Notes were $992.1 million and $1.06 billion, respectively, as of December 31, 2011. In December 2011, we issued senior unsecured notes due in December 2014 (December 2014 Notes), December 2016 (December 2016 Notes), December 2021 (December 2021 Notes) and December 2041 (December 2041 Notes) for an aggregate principal amount of $3.70 billion. The carrying value and fair value of these notes were $3.69 billion and $3.93 billion, respectively, as of December 31, 2011. The fair values of the Convertible Notes and senior unsecured notes were based on their quoted market values.

The remaining financial instruments are reported on our Consolidated Balance Sheets at amounts that approximate current fair values.

Income Taxes

Our income tax provision is computed under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, our portion of the non-tax deductible pharmaceutical excise tax that we are required to pay as a result of the enactment of U.S. healthcare reform legislation, the accounting for stock options and other share-based payments, mergers and acquisitions, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our consolidated net income.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to its existing standard for fair value measurement to achieve common guidance between U.S. generally accepted accounting principles

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and International Financial Reporting Standards. In addition, the amended standard revises certain requirements for measuring fair value and for disclosure around fair value measurement. It does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting. The updated standard is effective for us beginning in the first quarter of 2012. The adoption of these amendments will not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued an update to an existing standard for comprehensive income to make the presentation of items within other comprehensive income (OCI) more prominent. The updated standard prohibits the current presentation of OCI in the statement of stockholders’ equity and instead, provides public companies the option of presenting OCI in a continuous statement of comprehensive income or as two separate consecutive statements. Additionally, the update requires that reclassification adjustments be displayed on the face of the financial statements where OCI is reported. In December 2011, the FASB issued another update that indefinitely deferred the specific requirement of presenting reclassification adjustments out of OCI in both net income and OCI on the face of the financial statements. During the deferral period, the existing requirements for the presentation of reclassification adjustments must continue to be followed. The updated standard is effective for us beginning in the first quarter of 2012. Upon adoption, the updated standard will impact the presentation of our Consolidated Financial Statements; however, it will have no impact on our financial position or results of operations.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The standard is effective for us beginning in the first quarter of 2012. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued a new standard to address the disclosure requirements around offsetting financial and derivative instruments and their related arrangements to enable users of financial statements to understand the effect of those arrangements on a company’s financial position. The update requires companies to disclose both the net and gross amounts of the relevant assets and liabilities that are offset in the notes to the financial statements. The updated standard is effective for us beginning in the first quarter of 2013 and will be applied retrospectively for all comparative periods presented. We believe that the adoption of this standard will not have a material impact on our Consolidated Financial Statements.

2.	FAIR VALUE MEASUREMENTS

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;

•

Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$—	$—	$—	$—	$1,355,437	$—	$—	$1,355,437
Money market funds	7,455,982	—	—	7,455,982	520,063	—	—	520,063
Certificates of deposit	—	1,139,982	—	1,139,982	—	127,619	—	127,619
U.S. government agencies and FDIC guaranteed securities	—	—	—	—	—	1,296,110	—	1,296,110
Municipal debt securities	—	—	—	—	—	17,625	—	17,625
Non-U.S. government securities	—	—	24,741	24,741	—	278,610	9,594	288,204
Corporate debt securities	—	404,989	—	404,989	—	991,635	—	991,635
Residential mortgage and asset-backed securities	—	—	—	—	—	277,043	—	277,043
Student loan-backed securities	—	—	46,952	46,952	—	—	70,771	70,771

Total debt securities	7,455,982	1,544,971	71,693	9,072,646	1,875,500	2,988,642	80,365	4,944,507
Equity securities	8,503	—	—	8,503	4,631	—	—	4,631
Derivatives	—	100,475	—	100,475	—	64,461	—	64,461

	$7,464,485	$1,645,446	$71,693	$9,181,624	$1,880,131	$3,053,103	$80,365	$5,013,599

Liabilities:
Contingent consideration	—	—	135,591	135,591	—	—	11,100	11,100
Derivatives	—	5,710	—	5,710	—	38,553	—	38,553

	$—	$5,710	$135,591	$141,301	$—	$38,553	$11,100	$49,653

The following table provides a rollforward of assets measured using Level 3 inputs (in thousands):

	Year Ended December 31,
	2011	2010
Balance, beginning of period	$80,365	$105,662
Total realized and unrealized gains (losses) included in:
Interest and other income, net	6,251	115
Other comprehensive income (loss), net	(30,376)	5,026
Sales of marketable securities	(38,430)	(40,032)
Transfers into Level 3	53,883	9,594

Balance, end of period	$71,693	$80,365

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.

Assets measured at fair value using Level 3 inputs are comprised of auction rate securities and Greek government-issued bonds within our available-for-sale investment portfolio.

The underlying assets of our auction rate securities consist of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of two to seven years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed and other fixed income securities, adjusted for an illiquidity discount. This resulted in an annual discount rate of 2.76%. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.18% to 0.80%. As of December 31, 2011, our auction rate securities continued to earn interest. Although there continued to be failed auctions as well as lack of market activity and liquidity in 2011, we believe we had no other-than-temporary impairments on these securities as of December 31, 2011. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

In 2010, the Greek government agreed to settle the majority of its aged outstanding accounts receivable with zero-coupon bonds, which were expected to trade at a discount to face value. Through December 31, 2011, we had received a total of $63.5 million in bonds, of which $53.9 million were received during the year ended December 31, 2011 and were included in transfers into Level 3. We have estimated the fair value of the Greek zero-coupon bonds using Level 3 inputs due to the current lack of market activity and liquidity. The discount rates used in our fair value model for these bonds were based on credit default swap rates. We have the ability and intent to hold these bonds until maturity. Therefore, we believe we had no other-than-temporary impairments on these investments as of December 31, 2011.

As of December 31, 2011 and 2010, our auction rate securities were recorded in long-term marketable securities on our Consolidated Balance Sheet. As of December 31, 2011 and 2010, our Greek government-issued bonds were recorded in short-term and long-term marketable securities on our Consolidated Balance Sheet.

Contingent consideration liabilities measured at fair value using Level 3 inputs increased from $11.1 million at December 31, 2010 to $135.6 million at December 31, 2011 as a result of our acquisitions of Arresto Biosciences, Inc. (Arresto) in January 2011 and Calistoga Pharmaceuticals, Inc. (Calistoga) in April 2011. The estimated fair value of the contingent consideration liabilities for our acquisitions was based on the present value of the total earnout amount giving consideration to the probability of technical and regulatory success to achieve each of the milestone events at the expected dates. We evaluate changes in the fair values of our contingent consideration liabilities at the end of each period. See Note 5 for a description of our acquisitions.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	AVAILABLE-FOR-SALE SECURITIES

The following table is a summary of available-for-sale debt and equity securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
Debt securities:
U.S. treasury securities	$—	$—	$—	$—
Money market funds	7,455,982	—	—	7,455,982
Certificates of deposit	1,140,000	—	(18)	1,139,982
U.S. government agencies and FDIC guaranteed securities	—	—	—	—
Municipal debt securities	—	—	—	—
Non-U.S. government securities	55,246	—	(30,505)	24,741
Corporate debt securities	404,994	—	(5)	404,989
Residential mortgage and asset-backed securities	—	—	—	—
Student loan-backed securities	51,500	—	(4,548)	46,952

Total debt securities	9,107,722	—	(35,076)	9,072,646
Equity securities	1,451	7,052	—	8,503

Total	$9,109,173	$7,052	$(35,076)	$9,081,149

December 31, 2010
Debt securities:
U.S. treasury securities	$1,349,348	$7,109	$(1,020)	$1,355,437
Money market funds	520,063	—	—	520,063
Certificates of deposit	127,594	41	(16)	127,619
U.S. government agencies and FDIC guaranteed securities	1,284,654	11,919	(463)	1,296,110
Municipal debt securities	17,543	103	(21)	17,625
Non-U.S. government securities	286,410	1,880	(86)	288,204
Corporate debt securities	985,382	7,999	(1,746)	991,635
Residential mortgage and asset-backed securities	277,359	923	(1,239)	277,043
Student loan-backed securities	75,900	—	(5,129)	70,771

Total debt securities	4,924,253	29,974	(9,720)	4,944,507
Equity securities	1,451	3,180	—	4,631

Total	$4,925,704	$33,154	$(9,720)	$4,949,138

The following table summarizes the classification of the available-for-sale debt and equity securities on our Consolidated Balance Sheets (in thousands):

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$9,000,954	$538,946
Short-term marketable securities	16,491	1,190,789
Long-term marketable securities	63,704	3,219,403

Total	$9,081,149	$4,949,138

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$1,574,140	$1,561,462	$1,726,095	$1,729,735
Greater than one year but less than five years	26,100	8,249	3,022,744	3,044,114
Greater than five years but less than ten years	—	—	33,076	33,580
Greater than ten years	7,507,482	7,502,935	142,338	137,078

Total	$9,107,722	$9,072,646	$4,924,253	$4,944,507

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Year Ended December 31,
	2011	2010	2009
Gross realized gains on sales	$42,849	$13,254	$10,373
Gross realized losses on sales	$(12,526)	$(3,657)	$(1,405)

The cost of securities sold was determined based on the specific identification method.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
Debt securities:
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agencies and FDIC guaranteed securities	—	—	—	—	—	—
Municipal debt securities	—	—	—	—	—	—
Non-U.S. government securities	(30,505)	24,741	—	—	(30,505)	24,741
Corporate debt securities	(5)	224,989	—	—	(5)	224,989
Certificates of deposit	(18)	1,019,982	—	—	(18)	1,019,982
Residential mortgage and asset-backed securities	—	—	—	—	—	—
Student loan-backed securities	—	—	(4,548)	46,952	(4,548)	46,952

Total	$(30,528)	$1,269,712	$(4,548)	$46,952	$(35,076)	$1,316,664

December 31, 2010
Debt securities:
U.S. treasury securities	$(1,020)	$531,184	$—	$—	$(1,020)	$531,184
Certificates of deposit	(13)	39,987	—	—	(13)	39,987
U.S. government agencies and FDIC guaranteed securities	(463)	226,176	—	—	(463)	226,176
Municipal debt securities	(21)	4,688	—	—	(21)	4,688
Non-U.S. government securities	(86)	44,317	—	—	(86)	44,317
Corporate debt securities	(1,749)	419,425	—	—	(1,749)	419,425
Residential mortgage and asset-backed securities	(1,239)	197,330	—	—	(1,239)	197,330
Student loan-backed securities	—	—	(5,129)	70,771	(5,129)	70,771

Total	$(4,591)	$1,463,107	$(5,129)	$70,771	$(9,720)	$1,533,878

As of December 31, 2011 and 2010, approximately 36% and 34%, respectively, of the total number of securities were in an unrealized loss position. The gross unrealized losses for Greek government-issued bonds reflect a higher discount rate used in the valuation of these securities as compared to the implied interest rates of these securities resulting primarily from lack of market activity and liquidity of the underlying securities. The gross unrealized losses for auction rate securities also reflect a higher discount rate used in the valuation of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2011 and 2010 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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

We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in interest and other income, net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated OCI within stockholders’ equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at December 31, 2011 will be reclassified to product sales within 12 months.

We had notional amounts on foreign currency exchange contracts outstanding of $4.03 billion and $3.55 billion at December 31, 2011 and 2010, respectively.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the fair values of derivative instruments on our Consolidated Balance Sheets (in thousands):

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$77,066	Other accrued liabilities	$5,052
Foreign currency exchange contracts	Other noncurrent assets	23,169	Other long-term obligations	620

Total derivatives designated as hedges		100,235		5,672

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	240	Other accrued liabilities	38

Total derivatives not designated as hedges		240		38

Total derivatives		$100,475		$5,710

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$59,276	Other accrued liabilities	$36,493
Foreign currency exchange contracts	Other noncurrent assets	5,089	Other long-term obligations	2,022

Total derivatives designated as hedges		64,365		38,515

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	96	Other accrued liabilities	38

Total derivatives not designated as hedges		96		38

Total derivatives		$64,461		$38,553

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of our foreign currency exchange contracts on our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2011	2010
Derivatives designated as hedges:
Net gains recognized in OCI (effective portion)	$1,664	$115,073
Net gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$(78,647)	$73,720
Net gains (losses) recognized in interest and other income, net (ineffective portion and amounts excluded from effectiveness testing)	$(17,237)	$887
Derivatives not designated as hedges:
Net gains recognized in interest and other income, net	$22,084	$66,639

There were no material amounts recorded in interest and other income, net, for the years ended December 31, 2011 and 2010 as a result of the discontinuance of cash flow hedges.

5.	ACQUISITIONS

Calistoga Pharmaceuticals, Inc.

In February 2011, we entered into an agreement to acquire Calistoga for $375.0 million plus potential payments of up to $225.0 million based on the achievement of certain milestones. This transaction closed on April 1, 2011, at which time Calistoga became a wholly-owned subsidiary. Calistoga was a privately-held, biotechnology company based in Seattle, Washington, focused on the development of medicines to treat cancer and inflammatory diseases. This acquisition has provided us with a portfolio of proprietary compounds that selectively target isoforms of phosphoinositide-3 kinase (PI3K). The lead product candidate, GS-1101, was a first-in-class specific inhibitor of the PI3K delta isoform. PI3K delta is preferentially expressed in leukocytes involved in a variety of inflammatory and autoimmune diseases and hematological cancers.

The acquisition was accounted for as a business combination. Calistoga’s results of operations since April 1, 2011 have been included in our Consolidated Statement of Income and were not significant.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IPR&D

Intangible assets associated with IPR&D projects relate to the GS-1101 product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $149.2 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 11%, which considers both the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Calistoga, as well as the acquirer’s estimated weighted-average cost of capital. We believe this is appropriate given the unique characteristics of this acquisition which included a competitive bidding process. This rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the intangible assets. The projected cash flows from the IPR&D projects were based on key assumptions such as: estimates of revenues and operating profits related to each project considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts.

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

Arresto Biosciences, Inc.

In December 2010, we entered into an agreement to acquire Arresto for $225.0 million plus potential future payments based on the achievement of certain sales targets. This transaction closed on January 14, 2011, at which time Arresto became a wholly-owned subsidiary. Arresto was a privately-held, development-stage biotechnology company based in Palo Alto, California, focused on developing antibodies for the potential treatment of fibrotic diseases and cancer. The lead product from the acquisition of Arresto was GS-6224, a humanized monoclonal antibody (mAb) targeting the human lysyl oxidase-like-2 (LOXL2) protein. In addition to an ongoing Phase 1 study of GS-6224 in patients with advanced solid tumors at the time of the acquisition, a Phase 1 study had also been initiated to evaluate GS-6224 in patients with idiopathic pulmonary fibrosis.

The acquisition was accounted for as a business combination. Arresto’s results of operations since January 14, 2011 have been included in our Consolidated Statement of Income and were not significant.

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

IPR&D

Intangible assets associated with IPR&D projects relate to the GS-6224 product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $117.0 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 16%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Arresto. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the intangible assets. The projected cash flows from the IPR&D projects were based on key assumptions such as: estimates of revenues and operating profits related to each project considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Intangible assets related to IPR&D projects will be considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts.

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

CGI Pharmaceuticals, Inc.

In June 2010, we entered into an agreement to acquire CGI Pharmaceuticals, Inc. (CGI) for up to $120.0 million in cash, consisting of $91.0 million as an upfront payment and up to $29.0 million of contingent consideration payable based on the achievement of clinical development milestones. This transaction closed on July 8, 2010, at which time CGI became a wholly-owned subsidiary. CGI was a privately-held development stage pharmaceutical company based in Branford, Connecticut, primarily focused on small molecule chemistry and protein kinase biology. The lead preclinical compound from CGI’s library of proprietary small molecule kinase inhibitors targets spleen tyrosine kinase (Syk) and could have unique applications for the treatment of serious inflammatory diseases, including rheumatoid arthritis.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at July 8, 2010 (in thousands):

IPR&D	$26,630
Goodwill	70,111
Deferred tax assets	12,656
Deferred tax liabilities	(6,313)
Other net liabilities assumed	(984)

Total consideration transferred	$102,100

IPR&D

Intangible assets associated with IPR&D projects relate to the preclinical Syk product candidate. Management estimated the acquisition-date fair value of intangible assets related to IPR&D to be $26.6 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 18%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of CGI. This is comparable to the estimated internal rate of return for CGI’s operations and represents the rate that market participants would use to value the intangible assets. The projected cash flows from the IPR&D project was based on key assumptions such as: estimates of revenues and operating profits related to the project considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts.

During the fourth quarter of 2011, we recorded $26.6 million of impairment charges in R&D expense related to the Syk IPR&D asset acquired from CGI. These impairment charges were a result of changes in the anticipated market share related to the Syk compound.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Of the $138.9 million of intangible assets related to the IPR&D projects, $93.4 million related to GS-9667, a product candidate that was in Phase 1 clinical studies for the treatment of diabetes and hypertriglyceridemia. The remaining balance of the intangible assets related to IPR&D projects represented various other in-process projects with no single project comprising a significant portion of the total value. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. During the fourth quarter of 2010, we recorded $136.0 million of impairment charges related to certain IPR&D assets acquired from CV Therapeutics which we had no future plans to develop and which were deemed to have no future use to us or other market participants. These charges related to the GS-9667, Adentri and tecadenoson programs and were recorded in R&D expense. The majority of the impairment charge related to our GS-9667 program, which was terminated in the fourth quarter of 2010 due to unfavorable results from pharmacokinetics and pharmacodynamics tests that demonstrated limited effectiveness of the compound in patients. Given these results, we do not believe it has alternative future uses for us or other market participants. In the first quarter of 2011, $2.9 million of purchased IPR&D project from CV Therapeutics was completed and reclassified as a finite-lived intangible asset, and is currently being amortized over its estimated useful life. As of December 31, 2010, we had $2.9 million of IPR&D assets acquired from CV Therapeutics remaining on our Consolidated Balance Sheet.

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

Convertible Senior Notes

As a result of the acquisition, we assumed convertible notes from CV Therapeutics consisting of 2.75% senior subordinated convertible notes due 2012, 3.25% senior subordinated convertible notes due 2013 and 2.0% senior subordinated convertible debentures due 2023. All of these convertible notes were recognized at their fair values at the acquisition date. In May 2009, we offered to repurchase these convertible notes in consideration for their par value plus accrued interest, as required under the terms of the respective convertible note agreements following the occurrence of a change in control or fundamental change as defined in the agreements. As of December 31, 2010, all of these convertible notes had been extinguished.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	RESTRUCTURING

During the second quarter of 2010, we implemented a plan to close our research operations in Durham, North Carolina and consolidate our liver disease research activities in Foster City, California. The restructuring plan includes consolidation of the liver disease R&D organization and our exit from certain facilities. During 2010, we recorded a total of $14.6 million and $10.4 million in SG&A expenses and R&D expenses, respectively, related to employee severance and facilities-related expenses under this plan. In December 2010, we closed our operations in Durham. We have not incurred and do not expect to incur any additional significant costs in connection with this plan.

During the second quarter of 2009, we approved a plan to realize certain synergies as a result of the CV Therapeutics acquisition by re-aligning our cardiovascular operations and eliminating redundancies. The restructuring plan included consolidation and re-alignment of the cardiovascular R&D organization, our exit from certain facilities and the termination of certain contractual obligations. During 2011, we recorded other facilities-related expenses of $6.7 million in SG&A expense. Comparatively, in 2010, we recorded $10.6 million and $3.4 million of restructuring expenses in SG&A and R&D expenses, respectively, and in 2009, we recorded $26.2 million and $25.7 million in SG&A and R&D expenses, respectively. In 2010 and 2009, the expenses primarily related to employee severance, relocation, lease termination costs and other facilities-related expenses. Total costs incurred under this plan were $43.5 million and $29.1 million in SG&A and R&D expenses, respectively. We have not incurred and do not expect to incur any additional costs in connection with this plan.

The following table summarizes the restructuring liabilities accrued for and changes in those amounts during the period for the restructuring plan related to our cardiovascular operations (in thousands):

	Employee Severance and Termination Benefits	Facilities- Related Costs
Balance at December 31, 2008	$—	$—
Costs incurred during the period	33,797	9,880
Costs paid or settled during the period	(24,108)	(545)

Balance at December 31, 2009	$9,689	$9,335
Costs incurred during the period	2,190	9,727
Costs paid or settled during the period	(11,445)	(4,529)

Balance at December 31, 2010	$434	$14,533
Costs incurred during the period	—	6,683
Costs paid or settled during the period	(434)	(9,969)

Balance at December 31, 2011	$—	$11,247

7.	INVENTORIES

Inventories are summarized as follows (in thousands):

	December 31,
	2011	2010
Raw materials	$697,621	$408,015
Work in process	466,499	454,652
Finished goods	225,863	341,142

Total	$1,389,983	$1,203,809

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011 and 2010, the joint ventures formed by Gilead and BMS (See Note 10), which are included in our Consolidated Financial Statements, held $995.7 million and $811.9 million in inventory, respectively, of efavirenz active pharmaceutical ingredient purchased from BMS at BMS’s estimated net selling price of efavirenz.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2011	2010
Property, plant and equipment, net:
Buildings and improvements (including leasehold improvements)	$500,040	$501,401
Laboratory and manufacturing equipment	199,693	168,711
Office and computer equipment	211,936	116,479
Capitalized leased equipment	10,878	10,865
Construction in progress	60,746	82,334

Subtotal	983,293	879,790
Less accumulated depreciation and amortization (including $10,546 and $10,451 relating to capitalized leased equipment for 2011 and 2010, respectively)	(358,263)	(316,367)

Subtotal	625,030	563,423
Land	149,376	137,812

Total	$774,406	$701,235

In September 2011, we completed the purchase of a clinical biologics manufacturing facility and certain process development assets located in Oceanside, California. We paid a total purchase price of $28.3 million in cash including transaction costs. We accounted for this transaction as an asset acquisition. The purchase price was allocated based on the fair value of the acquired tangible assets, which consisted primarily of property, plant and equipment.

9.	INTANGIBLE ASSETS

The following table summarizes the carrying amount of our intangible assets (in thousands):

	December 31,
	2011	2010
Goodwill	$1,004,102	$532,669
Finite-lived intangible assets	796,664	863,393
Indefinite-lived intangible assets	266,200	29,530

Total	$2,066,966	$1,425,592

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2010	$532,669
Goodwill resulting from the acquisition of Arresto	134,482
Goodwill resulting from the acquisition of Calistoga	336,951

Balance at December 31, 2011	$1,004,102

Finite-Lived Intangible Assets

The following table summarizes our finite-lived intangible assets (in thousands):

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - Ranexa	$688,400	$97,099	$688,400	$54,795
Intangible asset - Lexiscan	262,800	69,723	262,800	43,979
Other	24,995	12,709	22,095	11,128

Total	$976,195	$179,531	$973,295	$109,902

Amortization expense related to intangible assets was $69.6 million and $59.9 million for the years ended December 31, 2011 and 2010, respectively, and was recorded in cost of goods sold in our Consolidated Statement of Income. Amortization expense related to intangible assets was $43.4 million for the year ended December 31, 2009 and was recorded primarily in cost of goods sold in our Consolidated Statement of Income. The weighted-average amortization period for these intangible assets is approximately ten years.

As of December 31, 2011, the estimated future amortization expense associated with our intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2012	$63,345
2013	64,283
2014	66,735
2015	73,261
2016	100,048

Total	$367,672

Indefinite-Lived Intangible Assets

As of December 31, 2011, we had indefinite-lived intangible assets of $266.2 million which consisted of $117.0 million and $149.2 million of purchased IPR&D from our acquisitions of Arresto and Calistoga, respectively. During the fourth quarter of 2011, we recorded $26.6 million of impairment charges related to certain IPR&D assets acquired from CGI. These impairment charges were a result of changes in the anticipated market share related to the Syk compound. The $2.9 million purchased IPR&D project from CV Therapeutics was completed and reclassified as a finite-lived intangible asset in 2011, and is currently being amortized over its estimated useful life.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, we had indefinite-lived intangible assets of $29.5 million, which consisted of $26.6 million and $2.9 million of purchased IPR&D from our acquisitions of CGI and CV Therapeutics, respectively. In the fourth quarter of 2010, we recorded $136.0 million of impairment charges in R&D expense related to certain IPR&D assets acquired from CV Therapeutics which we had no future plans to develop and which were deemed to have no future use to us or other market participants. The majority of the impairment charge related to our GS-9667 program, a product candidate that was in Phase 1 clinical studies for the treatment of diabetes and hypertriglyceridemia, which was terminated due to unfavorable results from pharmacokinetics and pharmacodynamics tests that demonstrated limited effectiveness of the compound in patients. Given these results, we do not believe it has alternative future uses for us or other market participants.

10.	COLLABORATIVE ARRANGEMENTS

From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or appropriate disclosure based on applicable guidance. Contractual terms which provide us control over an entity may require us to consolidate the entity. Entities consolidated because they are controlled by means other than a majority voting interest are referred to as variable interest entities (VIEs). We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of December 31, 2011, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.

Bristol-Myers Squibb Company

North America

In 2004, we entered into a collaboration arrangement with BMS in the United States to develop and commercialize a single-tablet regimen containing our Truvada and BMS’s Sustiva (efavirenz), which we sell as Atripla. The collaboration is structured as a joint venture and operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. The ownership interests of the joint venture and thus the sharing of product revenue and costs reflect the respective economic interests of BMS and Gilead and are based on the proportions of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both BMS’s and our respective economic interests in the joint venture may vary annually.

We and BMS share marketing and sales efforts, with both parties providing equivalent sales force efforts at levels agreed to annually by BMS and Gilead. Since the second quarter of 2011, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the United States and the parties have begun to reduce their joint promotional efforts in Canada as we launch Complera and in anticipation of the launch of Quad. The parties will continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. In 2006, the joint venture received approval from the FDA to sell Atripla in the United States. Also in 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla into Canada and in 2007, the joint venture received approval from Health Canada to sell Atripla in Canada. As of December 31, 2011 and 2010, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts are

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in inventories on our Consolidated Balance Sheets. As of December 31, 2011 and 2010, total assets held by the joint venture were $1.62 billion and $1.45 billion, respectively, and consisted primarily of cash and cash equivalents, accounts receivable (including intercompany receivables with Gilead) and inventories. As of December 31, 2011 and 2010, total liabilities held by the joint venture were $1.27 billion and $759.5 million, respectively, and consisted primarily of accounts payable (including intercompany payables with Gilead) and other accrued expenses. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Consolidated Balance Sheets. Although we are the primary beneficiary of the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets.

Europe

In 2007, Gilead Sciences Limited, a wholly-owned subsidiary in Ireland, and BMS entered into a collaboration arrangement to commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS’s estimated net selling price of efavirenz in the European Territory. We are responsible for product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we co-promote Atripla with BMS.

Starting in 2012, except for a limited number of activities that will be jointly managed, the parties will no longer coordinate detailing and promotional activities in the region. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. In 2007, the European Commission approved Atripla for sale in the European Union. As of December 31, 2011 and 2010, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in inventories on our Consolidated Balance Sheets.

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

PARI GmbH

As a result of our acquisition of Corus Pharma, Inc. (Corus) in 2006, we assumed all rights to the February 2002 development agreement between Corus and PARI GmbH (PARI) for the development of Cayston and development of an inhalation delivery device for this product. Under the terms of the agreement, we are obligated to pay PARI for services rendered, and subject to the achievement of specific milestones, we are obligated to pay certain milestone payments to PARI. In addition, we will make royalty payments based on net sales of Cayston. The agreement also provided us the right to reduce the royalty rate payable to PARI. In 2007, we paid PARI $13.5 million to reduce the royalty rate under the agreement. As Cayston had not yet been approved for commercialization at the time of the payment, we recorded this payment in R&D expenses in our Consolidated Statement of Income. In 2008, we entered into a commercialization agreement with PARI which provides for the supply and manufacture of an inhalation delivery device and accessories for use with Cayston. Under the terms of this agreement, we are obligated to pay royalties on future net sales of these products pursuant to the development agreement.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2010, we received marketing approval from the FDA for Cayston as a treatment to improve respiratory symptoms in cystic fibrosis patients with P. aeruginosa. Cayston was conditionally approved in Europe and Canada in 2009 and received full approvals in 2011.

Roche

In 1996, we entered into a development and license agreement (the 1996 Agreement) with Roche to develop and commercialize therapies to treat and prevent viral influenza. Tamiflu, an antiviral oral formulation for the treatment and prevention of influenza, was co-developed by us and Roche. Under the 1996 Agreement, Roche has the exclusive right to manufacture and sell Tamiflu worldwide, subject to its obligation to pay us a percentage of the net revenues that Roche generates from Tamiflu sales, which, in turn, has been subject to reduction for certain defined manufacturing costs.

In 2005, we entered into a first amendment and supplement to the 1996 Agreement with Roche. The amended agreement provided for the formation of a joint manufacturing committee to review Roche’s manufacturing capacity for Tamiflu and its global plans for manufacturing Tamiflu, a U.S. commercial committee to evaluate commercial plans and strategies for Tamiflu in the United States and a joint supervisory committee to evaluate Roche’s overall commercial plans for Tamiflu on a global basis in each case, consisting of representatives of Roche and us. Under the amended agreement, we also have the option to provide a specialized sales force to supplement Roche’s marketing efforts in the United States for Tamiflu.

The royalties payable to us on net sales of Tamiflu sold by Roche remain the same under the amended agreement, which are as follows: (a) 14% of the first $200.0 million in worldwide net sales in a given calendar year; (b) 18% of the next $200.0 million in worldwide net sales during the same calendar year; and (c) 22% of worldwide net sales in excess of $400.0 million during the same calendar year. The amended agreement revised the provision in the 1996 Agreement relating to the calculation of royalty payments such that in any given calendar quarter Roche will pay royalties based on the actual royalty rates applicable to such quarter. In addition, under the amended agreement, royalties payable by Roche to us will no longer be subject to a cost of goods sold adjustment that was provided in the 1996 Agreement. We recorded a total of $75.5 million, $386.5 million and $392.7 million of Tamiflu royalties in 2011, 2010 and 2009, respectively.

As a result of our acquisition of CV Therapeutics in 2009, we assumed all rights to the agreement between CV Therapeutics and Roche under which we have an exclusive worldwide license to Ranexa. Under the license agreement, we paid an initial license fee and are obligated to make certain payments to Roche upon receipt of the first and second product approvals for Ranexa in any of the following major market countries: France, Germany, Italy, the United States and the United Kingdom. In 2006, we received FDA approval for Ranexa for the treatment of chronic angina and paid $11.0 million to Roche in accordance with the agreement. In 2008, we received marketing authorization from the European Medicines Agency (EMA) for Ranexa for the treatment of chronic angina in all 27 European Union member states and paid $9.0 million to Roche related to this approval. This amount was capitalized as a noncurrent asset on our Consolidated Balance Sheet and is being amortized over its useful patent life, which is approximately 11 years, expiring in 2019.

In 2006, we entered into an amendment to the agreement with Roche related to Ranexa. This amendment provided us with exclusive worldwide commercial rights to Ranexa for all potential indications in humans. Under the terms of the amendment, we made an upfront payment to Roche and are obligated to make royalty payments to Roche on worldwide net product sales of any licensed products. In addition, we are obligated to make additional milestone payments upon the achievement of certain regulatory approvals.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Japan Tobacco Inc.

In 2005, Japan Tobacco granted us exclusive rights to develop and commercialize elvitegravir, a novel HIV integrase inhibitor, in all countries of the world, excluding Japan, where Japan Tobacco retained such rights. Under the agreement, we are responsible for seeking regulatory approval in our territories and are required to use diligent efforts to commercialize a product for the treatment of HIV infection. We will bear all costs and expenses associated with such commercialization efforts. Under the terms of the agreement, we incurred an up-front license fee of $15.0 million which was included in R&D expenses in 2005 as there was no future alternative use for this technology. In 2006, we recorded $5.0 million in R&D expenses related to a milestone we incurred as a result of dosing the first patient in a Phase 2 clinical study and in 2008, we recorded $7.0 million in R&D expenses related to a milestone we paid related to the dosing of the first patient in a Phase 3 clinical study.

In October 2011, we submitted an NDA to the FDA for marketing approval of the once-daily, single-tablet “Quad” regimen of elvitegravir, cobicistat, tenofovir disoproxil fumarate and emtricitabine. In December 2011, the FDA accepted the NDA for review. The FDA has set a target review date for Quad of August 27, 2012 under the Prescription Drug User Fee Act. Also in December 2011, we announced that we had submitted a marketing authorization application to the EMA for marketing approval of this single-tablet regimen. We recorded $16.0 million in R&D expenses in December 2011 related to milestones we incurred in connection with these filings. We are obligated to make additional payments upon the achievement of other milestones as well as pay royalties on any future product sales arising from this collaboration.

GlaxoSmithKline Inc.

In 2002, we granted GSK the right to commercialize Hepsera, our oral antiviral for the treatment of chronic HBV, in Asia, Latin America and certain other territories. Under the agreement, we retained rights to Hepsera in the United States, Canada, Europe, Australia, New Zealand and Turkey. GSK received exclusive rights to develop Hepsera solely for the treatment of chronic HBV in all of its territories, the most significant of which include China, Japan, South Korea and Taiwan. GSK has full responsibility for the development and commercialization of Hepsera in its territories. Under the terms of the agreement, we received an up-front license payment of $10.0 million and from 2002 to 2004, we received an aggregate of $17.0 million in milestone payments related to the commercial approvals of Hepsera in various countries. In 2006, we received an aggregate of $10.0 million in milestone payments from GSK for the achievement by GSK of four consecutive quarters of Hepsera gross sales exceeding $75.0 million and the achievement of a certain drug status in China. The up-front license fee and milestone payments had been recorded as deferred revenue with a total of $3.4 million and $3.6 million being amortized into contract revenue in 2008 and 2007, respectively. In 2009, we terminated our supply agreement with GSK to allow GSK to assume all manufacturing and supply obligations for Hepsera for use in the GSK territories. As a result of the termination of this supply agreement, we recognized the remaining $24.5 million balance of deferred revenue as contract revenue during 2009. Under the terms of the agreement, GSK is also required to pay us royalties on net sales that GSK generates from sales of Hepsera and Epivir-HBV/Zeffix (GSK’s hepatitis product) in the GSK territories. We recorded $39.7 million, $48.0 million and $32.4 million of royalty revenues in 2011, 2010 and 2009, respectively.

In 2009, we entered into an agreement with GSK to commercialize Viread for the treatment of chronic HBV in five countries in Asia. Under the agreement, we will retain exclusive rights for commercialization of Viread for chronic HBV in Hong Kong, Singapore, South Korea and Taiwan. In China, GSK will have exclusive commercialization rights for Viread for chronic HBV. Each company will pay royalties to the other on sales of Viread for chronic HBV in their respective Asian territories.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2010, we granted GSK the exclusive right to commercialize tenofovir disoproxil fumarate for chronic HBV in Japan. GSK will be required to pay us royalties on sales of tenofovir disoproxil fumarate for chronic HBV in this territory.

As a result of our acquisition of Myogen, Inc. (Myogen) in 2006, we assumed all rights to the March 2006 license and distribution and supply agreements between Myogen and GSK. Under the terms of the license agreement, GSK has exclusive rights to market ambrisentan (the active pharmaceutical ingredient in Letairis) under the name Volibris for pulmonary arterial hypertension in territories outside the United States. We received an up-front payment of $20.0 million and, subject to the achievement of specific milestones, we are eligible to receive total additional milestone payments of $80.0 million. In addition, we will receive royalties based on net sales of Volibris in the GSK territories. GSK has an option to negotiate from us an exclusive sublicense for additional therapeutic uses for Volibris in the GSK territories during the term of the license agreement. We will continue to conduct and bear the expense of all clinical development activities that we believe are required to obtain and maintain regulatory approvals for Letairis and Volibris in the United States, Canada and the European Economic Area, and each party may conduct additional development activities in its territories at its own expense. The parties may agree to jointly develop ambrisentan for new indications in the licensed field and each party will pay its share of external costs associated with such joint development. Significant milestone payments we have received to date include a milestone payment of $11.0 million from GSK for validation by the EMA of the marketing authorization application for Volibris in 2007, and a $20.0 million milestone payment related to the European Commission marketing authorization approval for Volibris in 2008. In 2011, we received a $10.0 million milestone payment for the achievement by GSK of four consecutive quarters of Volibris net sales exceeding $100.0 million. The milestone and up-front license payments have been recorded as deferred revenue and are being recognized as contract revenue over the remaining period for which we have performance obligations under the agreement, which is approximately six years. We recognized $9.8 million, $8.7 million and $8.3 million as contract revenue in 2011, 2010 and 2009, respectively.

Astellas US LLC and Astellas Pharma US, Inc. (Astellas), as applicable

As a result of our acquisition of CV Therapeutics in 2009, we assumed all rights to the July 2000 collaboration agreement between CV Therapeutics and Astellas US LLC to develop and market second generation pharmacologic MPI stress agents. Under this agreement, Astellas received exclusive North American rights to Lexiscan and to a backup compound. In 2008, we received FDA approval of Lexiscan for use as a pharmacologic stress agent in MPI studies in patients unable to undergo adequate exercise stress. Under the terms of the agreement, the product is marketed by Astellas and was launched in 2008 in the United States. We recognized $51.3 million, $43.2 million and $19.7 million of royalty revenues in 2011, 2010 and 2009, respectively, from Astellas related to sales of Lexiscan.

Since 1991, we have had an agreement with Astellas Pharma US, Inc. related to rights to market AmBisome. Under the terms of the agreement, Astellas is responsible for promotion of AmBisome in the United States and Canada. We have exclusive marketing rights to AmBisome in the rest of the world, subject to our obligation to pay royalties to Astellas in connection with sales in significant markets in Asia. We receive royalties from Astellas’ sales of AmBisome in the Unites States and Canada. In connection with this agreement, we recorded royalty revenues of $9.9 million, $10.2 million and $9.4 million in 2011, 2010 and 2009, respectively.

Tibotec Pharmaceuticals

In 2009, we entered into a license and collaboration agreement with Tibotec Pharmaceuticals (Tibotec), a wholly-owned subsidiary of Johnson & Johnson, to develop and commercialize a fixed-dose combination of our

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Truvada and Tibotec’s non-nucleoside reverse transcriptase inhibitor rilpivirine. This combination was approved in the United States and European Union in 2011 and is sold under the trade name Complera in the United States and Eviplera in the European Union. Under our license and collaboration agreement with Tibotec, we were granted an exclusive license to Complera/Eviplera for administration to adults in a once-daily, oral dosage form, worldwide excluding certain middle income and developing world countries and Japan. Neither party is restricted from combining its drug products with any other drugs.

In accordance with the terms of the agreement, we will reimburse up to €71.5 million (approximately $100.0 million) of development costs incurred by Tibotec for rilpivirine through December 2011. For 2011, 2010 and 2009, we recorded €17.9 million (approximately $24.7 million), €17.9 million (approximately $22.1 million) and €35.7 million (approximately $52.4 million), respectively, in reimbursable R&D expenses incurred by Tibotec in the development of rilpivirine. We are responsible for manufacturing Complera/Eviplera and have the lead role in registration, distribution and commercialization of the combination product in the licensed countries. Tibotec has exercised a right to co-detail the combination product in the countries where Gilead is the selling party. The price of the combination product is expected to be the sum of the prices of the Truvada and rilpivirine components. The cost of rilpivirine to be purchased by us from Tibotec for the combination product will approximate the market price of rilpivirine, less a specified percentage of up to thirty percent.

In 2011, we amended the agreement to include distribution of Complera/Eviplera to the rest of the world. We will distribute the product in North America, Europe, Latin America, Australia and New Zealand, while Tibotec will distribute the product in the other regions, including Japan and Russia.

11.	LONG-TERM OBLIGATIONS

Financing Arrangements

The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

	December 31,
	2011	2010
May 2011 convertible senior notes	$—	$638,991
May 2013 convertible senior notes	607,036	576,884
May 2014 convertible senior notes	1,181,525	1,153,805
May 2016 convertible senior notes	1,132,293	1,107,884
December 2014 senior unsecured notes	749,078	—
December 2016 senior unsecured notes	698,864	—
April 2021 senior unsecured notes	992,066	—
December 2021 senior unsecured notes	1,247,138	—
December 2041 senior unsecured notes	997,734	—

Total debt, net	$7,605,734	$3,477,564
Less current portion (May 2011 convertible senior notes)	—	638,991

Total long-term debt, net	$7,605,734	$2,838,573

May 2011 and 2013 Convertible Senior Notes

In April 2006, we issued $650.0 million of the May 2011 Notes and $650.0 million of the May 2013 Notes in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. In May 2011, the May

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011 Notes matured and we repaid the aggregate principal balance of $650.0 million. We also paid $36.1 million in cash related to the conversion spread of the May 2011 Notes, which represents the conversion value in excess of the principal amount, and received $36.1 million in cash from our convertible note hedges related to the May 2011 Notes. Warrants related to the May 2011 Notes expired in August 2011.

The May 2011 Notes and May 2013 Notes were issued at par and bear interest rates of 0.50% and 0.625%, respectively. Debt issuance costs of $23.8 million were recorded in other noncurrent assets and are being amortized to interest expense over the contractual terms of the May 2011 Notes and the May 2013 Notes. The initial conversion rate for the May 2011 Notes is 25.8048 shares per $1,000 principal amount of the May 2011 Notes (which represents an initial conversion price of approximately $38.75 per share), and the initial conversion rate for the May 2013 Notes is 26.2460 shares per $1,000 principal amount of the May 2013 Notes (which represents an initial conversion price of approximately $38.10 per share). The conversion rates are subject to customary anti-dilution adjustments.

The May 2011 Notes and May 2013 Notes may be converted, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after September 30, 2006 if the closing price of our common stock for at least 20 trading days during the last 30 consecutive trading day period of the previous quarter is more than 130% of the applicable conversion price per share, 2) if we make specified distributions to holders of our common stock or if specified corporate transactions occur, or 3) during the last month prior to maturity of the applicable notes. Upon conversion, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the note or (ii) the conversion value for such note. If the conversion value exceeds the principal amount, we may also deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of the principal amount. If the May 2011 Notes and the May 2013 Notes are converted in connection with a change in control, we may be required to provide a make whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. As of December 31, 2011, the if-converted value of the May 2013 Notes would exceed the principal amount of the notes by $48.3 million.

Concurrent with the issuance of the May 2011 Notes and the May 2013 Notes, we purchased convertible note hedges in private transactions at a cost of $379.1 million, which is tax deductible over the life of the notes. We also sold warrants in private transactions and received net proceeds of $235.5 million from the sale of the warrants. The convertible note hedges and warrants are intended to reduce the potential economic dilution upon future conversions of the notes by effectively increasing our conversion price to $50.80 per share for the May 2011 Notes and $53.90 per share for the May 2013 Notes. The net cost of $143.7 million of the convertible note hedge and warrant transactions was recorded in stockholders’ equity on our Consolidated Balance Sheets.

The convertible note hedges cover, subject to customary anti-dilution adjustments, 33.8 million shares of our common stock at strike prices that initially correspond to the initial conversion prices of the May 2011 Notes and the May 2013 Notes and are subject to adjustments similar to those applicable to the conversion price of the related notes. If the market value per share of our common stock at the time of conversion of the May 2011 Notes and the May 2013 Notes is above the strike price of the applicable convertible note hedges, we will be entitled to receive from the counterparties in the transactions shares of our common stock or, to the extent we have made a corresponding election with respect to the related convertible notes, cash or a combination of cash and shares of our common stock, at our option, for the excess of the market value of the common stock over the strike price of the convertible note hedges. The convertible note hedges will terminate upon the maturity of the May 2011 Notes and the May 2013 Notes or when none of the May 2011 Notes and the May 2013 Notes remain outstanding due to conversion or otherwise. There are 33.8 million shares of our common stock underlying the warrants, subject

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to customary anti-dilution adjustments. The warrants have strike prices of $50.80 per share (for the warrants expiring in 2011) and $53.90 per share (for the warrants expiring in 2013) and are exercisable only on their respective expiration dates. If the market value of our common stock at the time of the exercise of the applicable warrants exceeds their respective strike prices, we will be required to net settle in cash or shares of our common stock, at our option, with the respective counterparties for the value of the warrants in excess of the warrant strike prices.

Contemporaneously with the closing of the sale of the May 2011 Notes and May 2013 Notes, a portion of the net proceeds from the notes issuance and the proceeds of the warrant transactions were used to repurchase 16.7 million shares of our common stock for $544.9 million.

Under current accounting guidance, we bifurcated the conversion option of the May 2011 Notes and the May 2013 Notes from the debt instrument, classified the conversion option in equity and are accreting the resulting debt discount as interest expense over the contractual terms of the May 2011 Notes and the May 2013 Notes. The following table summarizes information about the equity and liability components of the May 2011 Notes and the May 2013 Notes (in thousands):

	Carrying Value of Equity Component		Net Carrying Amount of Liability Component		Unamortized Discount of Liability Component
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
May 2011 convertible senior notes	$—	$147,481	$—	$638,991	$—	$(10,996)
May 2013 convertible senior notes	193,231	193,231	607,036	576,884	(42,831)	(72,983)

Total May 2011 and 2013 convertible senior notes	$193,231	$340,712	$607,036	$1,215,875	$(42,831)	$(83,979)

For the years ended December 31, 2011, 2010 and 2009, we recognized $46.3 million, $67.9 million and $64.6 million, respectively, in interest expense related to the contractual coupon rates and amortization of the debt discount for the May 2011 Notes and May 2013 Notes. The effective interest rates on the liability components of the May 2011 Notes and May 2013 Notes were 5.7% and 5.8%, respectively.

May 2014 and 2016 Convertible Senior Notes

In July 2010, we issued $1.25 billion of the May 2014 Notes and $1.25 billion of the May 2016 Notes in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The May 2014 Notes and May 2016 Notes were issued at par and bear interest rates of 1.00% and 1.625%, respectively. Debt issuance costs are primarily comprised of $37.5 million in bankers’ fees, the majority of which were recorded in other noncurrent assets and are being amortized to interest expense over the contractual terms of the May 2014 Notes and the May 2016 Notes. The aggregate principal amount of the May 2014 Notes and the May 2016 Notes sold reflects the full exercise by the initial purchasers of their option to purchase additional notes to cover over-allotments. The initial conversion rate for the May 2014 Notes is 22.1845 shares per $1,000 principal amount (which represents an initial conversion price of approximately $45.08 per share), and the initial conversion rate for the May 2016 Notes is 22.0214 shares per $1,000 principal amount (which represents an initial conversion price of approximately $45.41 per share). The conversion rates are subject to customary anti-dilution adjustments.

The May 2014 Notes and May 2016 Notes may be converted prior to April 1, 2014 and April 1, 2016, respectively, only under the following circumstances: 1) during any calendar quarter commencing after

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010, if the closing price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the applicable conversion price on each applicable trading day, or 2) during the five business day period after any measurement period of ten consecutive trading days in which, for each trading day of such period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day, or 3) upon the occurrence of specified corporate transactions, such as the distribution of certain stock rights, cash amounts, or other assets to all of our shareholders or the occurrence of a change in control. On and after April 1, 2014, in the case of the May 2014 Notes, and April 1, 2016, in the case of the May 2016 Notes, holders may convert their notes at any time, regardless of the foregoing circumstances. Generally, upon conversion, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the note or (ii) the conversion value for such note, as measured under the indenture governing the relevant notes. If the conversion value exceeds the principal amount, we may also deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of the principal amount. If the May 2014 Notes and the May 2016 Notes are converted in connection with a change in control, we may be required to provide a make whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. As of December 31, 2011, the if-converted value of the May 2014 Notes and May 2016 Notes would not exceed the principal amounts of the notes.

Concurrent with the issuance of the May 2014 Notes and May 2016 Notes, we purchased convertible note hedges in private transactions at a cost of $362.6 million, which is tax deductible over the life of the notes. We also sold warrants in private transactions and received net proceeds of $155.4 million from the sale of the warrants. The convertible note hedges and warrants are intended to reduce the potential economic dilution upon future conversions of the May 2014 Notes and May 2016 Notes by effectively increasing our conversion price to $56.76 per share for the May 2014 Notes and $60.10 per share for the May 2016 Notes. The net cost of $207.2 million of the convertible note hedge and warrant transactions was recorded in stockholders’ equity on our Consolidated Balance Sheets.

The convertible note hedges cover, subject to customary anti-dilution adjustments, 55.3 million shares of our common stock at strike prices that initially correspond to the initial conversion prices of the May 2014 Notes and the May 2016 Notes and are subject to adjustments similar to those applicable to the conversion price of the related notes. If the market value per share of our common stock at the time of conversion of the May 2014 Notes and the May 2016 Notes is above the strike price of the applicable convertible note hedges, we will be entitled to receive from the counterparties in the transactions shares of our common stock or, to the extent we have made a corresponding election with respect to the related convertible notes, cash or a combination of cash and shares of our common stock, at our option, for the excess of the market value of the common stock over the strike price of the convertible note hedges. The convertible note hedges will terminate upon the maturity of the May 2014 Notes and the May 2016 Notes or when none of the May 2014 Notes and the May 2016 Notes remain outstanding due to conversion or otherwise. There are 55.3 million shares of our common stock underlying the warrants, subject to customary anti-dilution adjustments. The warrants have strike prices of $56.76 per share (for the warrants expiring in 2014) and $60.10 per share (for the warrants expiring in 2016) and are exercisable only on their respective expiration dates. If the market value of our common stock at the time of the exercise of the applicable warrants exceeds their respective strike prices, we will be required to net settle in cash or shares of our common stock, at our option, with the respective counterparties for the value of the warrants in excess of the warrant strike prices.

We have used the net proceeds from the issuance of the convertible notes to repurchase shares of our common stock and repay existing indebtedness.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under current accounting guidance, we bifurcated the conversion option of the May 2014 Notes and May 2016 Notes from the debt instrument, classified the conversion option in equity and are accreting the resulting debt discount as interest expense over the contractual terms of the May 2014 Notes and the May 2016 Notes. The following table summarizes information about the equity and liability components of the May 2014 Notes and May 2016 Notes (in thousands):

	Carrying Value of Equity Component		Net Carrying Amount of Liability Component		Unamortized Discount of Liability Component
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
May 2014 convertible senior notes	$107,496	$107,496	$1,181,525	$1,153,805	$(68,475)	$(96,195)
May 2016 convertible senior notes	152,039	152,039	1,132,293	1,107,884	(117,707)	(142,116)

Total May 2014 and 2016 convertible senior notes	$259,535	$259,535	$2,313,818	$2,261,689	$(186,182)	$(238,311)

For the years ended December 31, 2011 and 2010, we recognized $84.9 million and $34.9 million, respectively, in interest expense related to the contractual coupon rates and amortization of the debt discount for the May 2014 Notes and May 2016 Notes. The effective interest rate on the liability components of the May 2014 Notes and May 2016 Notes were 3.5% and 4.0%, respectively.

April 2021 Senior Unsecured Notes

In March 2011, we issued the April 2021 Notes in a registered offering for an aggregate principal amount of $1.00 billion. The April 2021 Notes will mature on April 1, 2021 and pay interest at a fixed annual rate of 4.50%. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $5.8 million and are being amortized to interest expense over the contractual term of the April 2021 Notes.

The April 2021 Notes may be redeemed at our option at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 20 basis points, plus, in each case, accrued and unpaid interest on the notes to be redeemed to the date of redemption. At any time on or after January 1, 2021, we may redeem the notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption. In addition, in the event of the occurrence of both a change in control and a downgrade in the rating of the April 2021 Notes below an investment grade rating by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., the holders may require us to purchase all or a portion of their notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.

We used the net proceeds for general corporate purposes, which include the repayment of existing indebtedness and repurchases of our common stock.

December 2014, 2016, 2021 and 2041 Senior Unsecured Notes

In December 2011, we issued the December 2014 Notes, December 2016 Notes, December 2021 Notes and December 2041 Notes in a registered offering for $750.0 million, $700.0 million, $1.25 billion and $1.00 billion, respectively for an aggregate principal amount of $3.70 billion. The notes will mature in December 2014, 2016,

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2021 and 2041 and pay interest at fixed annual rates of 2.40%, 3.05%, 4.40% and 5.65%, respectively. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $20.0 million and are being amortized to interest expense over the contractual term of each of the respective notes.

These notes may be redeemed at our option at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 35 basis points in the case of the December 2014 Notes and December 2016 Notes and 40 basis points in the case of the December 2021 Notes and December 2041 Notes plus, in each case, accrued and unpaid interest on the notes to be redeemed to the date of redemption.

At any time on or after the date that is three months prior to the maturity date of the December 2021 Notes, we may redeem the notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption. At any time on or after the date that is six months prior to the maturity date of the December 2041 Notes, we may redeem the notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption.

In the event of the occurrence of a change in control and a downgrade in the rating of a series of notes below an investment grade rating by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., the holders of such series of notes may require us to purchase all or a portion of their notes of such series at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

We plan to use the net proceeds to fund the acquisition of Pharmasset, Inc. (Pharmasset) announced in November 2011 and completed in January 2012 (See Note 19).

Credit Facilities

Under our amended and restated credit agreement, we, along with our wholly-owned subsidiary, Gilead Biopharmaceutics Ireland Corporation, may borrow up to an aggregate of $1.25 billion in revolving credit loans. The credit agreement also includes a sub-facility for swing-line loans and letters of credit. Loans under the credit agreement bear interest at an interest rate of either LIBOR plus a margin ranging from 20 basis points to 32 basis points or the base rate, as described in the credit agreement. We may reduce the commitments and may prepay loans under the credit agreement in whole or in part at any time without penalty, subject to certain conditions. The credit agreement will terminate in December 2012 and all unpaid borrowings thereunder shall be due and payable at that time. In April 2009, in connection with the acquisition of CV Therapeutics, we borrowed $400.0 million under the credit agreement to partially fund the acquisition. As of December 31, 2009, we had repaid the $400.0 million under this credit agreement. In May 2010, we borrowed $500.0 million under the credit agreement to fund our stock repurchases. In August 2010, we repaid the $500.0 million borrowed under this credit agreement using proceeds from our convertible senior notes issued in July 2010. As of December 31, 2011, we had $4.0 million in letters of credit outstanding under the $1.25 billion credit agreement. We are required to comply with certain covenants under the credit agreement and as of December 31, 2011, we were in compliance with all such covenants. Subsequently, in January 2012, we fully repaid the outstanding obligations and terminated this credit agreement.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

We have entered into various long-term non-cancelable operating leases for equipment and facilities. We lease facilities in Foster City, Fremont, Palo Alto and San Dimas, California; Branford, Connecticut; Princeton, New Jersey; Seattle, Washington; the Dublin and Cork areas of Ireland and the London area of the United Kingdom. We also have operating leases for sales, marketing and administrative facilities in Europe, Canada and Asia Pacific. Our leases expire on various dates between 2012 and 2030, with many of our leases containing options to renew. Certain facility leases also contain rent escalation clauses. Our most significant lease, related to a facility in Seattle, Washington, expires in 2020 and has a 10-year term. The lease provides us with three consecutive rights to extend the term of the lease through 2035 and contains an annual three percent rent escalation clause. The lease also requires us to pay additional amounts for operating expenses and maintenance. We also have leases for three corporate aircraft, with varying terms, with renewal options upon expiration of the lease terms.

Lease expense under our operating leases was approximately $48.1 million, $41.7 million and $37.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. Aggregate non-cancelable future minimum rental payments under operating leases are as follows (in thousands):

2012	$43,635
2013	36,302
2014	30,027
2015	23,961
2016	17,814
Thereafter	53,215

$204,954

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

Other Commitments

In the normal course of business, we enter into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of December 31, 2011, these commitments for the next five years were approximately $990.2 million in 2012, $119.9 million in 2013, $82.6 million in 2014, $64.6 million in 2015 and $60.7 million in 2016. The amounts related to active pharmaceutical ingredients represent minimum purchase requirements. Actual payments for the purchases related to these active pharmaceutical ingredients were $1.53 billion, $835.7 million and $1.03 billion during the years ended December 31, 2011, 2010 and 2009, respectively.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

During 2009, we repurchased and retired 21.8 million shares of our common stock at an average purchase price of $45.69 per share, for an aggregate purchase price of $998.1 million through open market transactions under the $3.00 billion stock repurchase program approved by our Board in October 2007. In 2009, we also received 1.4 million shares of our common stock under the accelerated share repurchase agreement that we completed in March 2009. As of December 31, 2009, we completed stock repurchases under the October 2007 stock repurchase program.

In January 2010, our Board authorized a program for the repurchase of our common stock in an amount of up to $1.00 billion through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated purchases or other means. We completed this plan in May 2010, at which time our Board authorized a three-year, $5.00 billion stock repurchase program. As of December 31, 2010, we had repurchased $3.02 billion of our common stock under our May 2010 program, and the remaining authorized amount of stock repurchases that may be made under the program was $1.98 billion. In 2010, we spent a total of $4.02 billion to repurchase and retire 109.9 million shares of our common stock, at an average purchase price of $36.57 per share.

In January 2011, our Board authorized a three-year, $5.00 billion stock repurchase program. We initiated purchases under this program in September 2011 upon completion of our May 2010 stock repurchase program. As of December 31, 2011, we had repurchased $403.1 million of our common stock under our January 2011 stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $4.60 billion. In 2011, we spent a total of $2.38 billion to repurchase and retire 59.9 million shares of our common stock at an average purchase price of $39.80 per share.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to APIC based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases in 2009, we reduced common stock and APIC by an aggregate of $61.7 million and charged $940.8 million to retained earnings. As a result of our stock repurchases in 2010, we reduced common stock and APIC by an aggregate of $319.8 million and charged $3.71 billion to retained earnings. As a result of our stock repurchases in 2011, we reduced common stock and APIC by an aggregate of $186.2 million and charged $2.21 billion to retained earnings.

Preferred Stock

We have 5,000,000 shares of authorized preferred stock issuable in series. Our Board is authorized to determine the designation, powers, preferences and rights of any such series. We have designated 800,000 shares of Series A Junior Participating Preferred Stock for potential issuance under our November 1994 rights agreement with Computershare Limited, as amended (the Rights Plan). There was no preferred stock outstanding as of December 31, 2011 and 2010.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2004 Equity Incentive Plan

In May 2004, our stockholders approved and we adopted the Gilead Sciences, Inc. 2004 Equity Incentive Plan (the 2004 Plan), which replaced all of our existing equity plans (Prior Plans). The remaining shares that were available for future grants under the Prior Plans were transferred to the 2004 Plan and additionally, if awards granted under the Prior Plans expire or otherwise terminate without being exercised, the shares of our common stock reserved for such awards are added back to the pool of available shares of common stock under the 2004 Plan. The 2004 Plan is a broad based incentive plan that provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock awards and performance awards, to employees, directors and consultants. Under the 2004 Plan, we are authorized to issue a maximum of 25,000,000 shares of full-value awards, such as restricted stock, restricted stock units, performance shares, performance units (to the extend settled in common stock) and phantom shares over the term of the Plan. The 2004 Plan authorizes the issuance of a total of 121,594,183 shares of common stock. As of December 31, 2011, 47,406,212 shares remain available for future grant under the 2004 Plan.

Stock Options

The 2004 Plan provides for option grants designated as either non-qualified or incentive stock options. Prior to January 1, 2006, we granted both non-qualified and incentive stock options, but all stock options granted after January 1, 2006 have been non-qualified stock options. Under the 2004 Plan, employee stock options granted prior to 2011 generally vest over five years and stock options granted starting in 2011 generally vest over four years. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices not less than the fair market value of our common stock on the grant date. Stock option exercises are settled with common stock from the 2004 Plan’s previously authorized and available pool of shares.

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

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of Arresto, we assumed the Arresto 2007 Equity Incentive Plan (the Arresto Plan). The options that were issued and outstanding under the Arresto Plan have been converted into options to purchase our common stock effective January 14, 2011. The number of converted options to purchase our common stock is not significant. There are no shares available for future grant under the Arresto Plan.

The following table summarizes activity under our stock option plans. All option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date (shares in thousands):

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	60,251	$30.32	69,193	$28.09	76,811	$24.70
Granted and assumed	2,445	$38.35	4,836	$44.27	7,286	$48.87
Forfeited	(1,523)	$43.33	(2,348)	$43.16	(2,393)	$39.33
Expired	(1,117)	$47.83	(759)	$53.27	(440)	$64.08
Exercised	(9,175)	$19.26	(10,671)	$17.68	(12,071)	$15.56

Outstanding, end of year	50,881	$31.91	60,251	$30.32	69,193	$28.09

Exercisable, end of year	41,418	$29.22	45,018	$25.92	47,090	$22.36

Weighted-average grant date fair value of options granted during the year		$12.33		$14.24		$17.00

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $194.5 million, $262.3 million and $379.8 million, respectively. The total fair value of stock options that vested during the years ended December 31, 2011, 2010 and 2009 was $96.4 million, $124.6 million and $162.9 million, respectively.

As of December 31, 2011, the number of options outstanding that are expected to vest, net of estimated future option forfeitures was 8,734,108 with a weighted-average exercise price of $43.79 per share, an aggregate intrinsic value of $10.3 million and a weighted-average remaining contractual life of 7.6 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2011 were $557.2 million and $545.8 million, respectively. As of December 31, 2011, the weighted-average remaining contractual life for options outstanding and options exercisable were 4.8 and 4.1 years, respectively.

As of December 31, 2011, there was $163.0 million of unrecognized compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 2.4 years.

Performance Awards

Under the 2004 Plan, we grant performance-based restricted stock units which vest upon the achievement of specified market and performance goals relative to a pre-determined peer group. The actual number of common shares ultimately issued is calculated by multiplying the number of performance units by a payout percentage ranging from 0% to 200%. Performance awards vest only when a committee (or subcommittee) of our Board has determined that we have achieved our specified market and performance goals. In January 2011, 2010 and 2009 we granted 603,400, 412,505 and 426,305 performance-based unit awards (the 2011 performance shares, the

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010 performance shares and the 2009 performance shares, respectively). These awards will vest over a single three-year performance measurement and vesting period for each of the performance share awards.

The fair value of each performance share grant is estimated at the grant date using a Monte Carlo valuation methodology. The weighted-average grant date fair values of the 2011, 2010 and 2009 performance shares were $38.44, $54.25 and $61.89 per share, respectively.

We recognized $24.6 million, $21.3 million and $14.9 million of stock-based compensation expenses in 2011, 2010 and 2009, respectively, related to these performance shares. As of December 31, 2011, there was $26.9 million of unrecognized compensation costs related to performance shares, which is expected to be recognized over an estimated weighted-average period of 1.3 years.

We have also granted performance-based restricted stock units to certain of our employees under the 2004 Plan. The vesting of these awards is subject to the achievement of specified performance goals. The number of these awards issued to date has not been significant.

Restricted Stock Units

We grant restricted stock units (RSUs) to certain employees as part of our annual employee equity compensation review program as well as to new hire employees and to non-employee members of our Board. RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. Generally, RSUs vest ratably on an annual basis over five years from the date of grant for awards granted prior to 2011. Starting January 1, 2011, RSUs vest over four years from the date of grant.

The fair value of an RSU is equal to the closing price of our common stock on the grant date. The following table summarizes our RSU activities and related information (in thousands, except per share amounts):

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted- Average Grant-Date Fair Value Per Share	Shares	Weighted- Average Grant-Date Fair Value Per Share	Shares	Weighted- Average Grant-Date Fair Value Per Share
Outstanding, beginning of year	2,649	$42.99	1,251	$48.25	—	$—
Granted and assumed	4,215	$38.79	1,974	$40.90	1,368	$48.24
Vested	(587)	$43.23	(274)	$47.79	(37)	$44.54
Forfeited	(454)	$41.09	(302)	$46.82	(80)	$49.84

Outstanding, end of year	5,823	$40.07	2,649	$42.99	1,251	$48.25

The total fair value of RSUs that vested during the years ended December 31, 2011, 2010 and 2009 was $25.4 million, $13.1 million and $1.7 million, respectively. As of December 31, 2011, there was $218.9 million of unrecognized compensation cost related to nonvested RSUs which is expected to be recognized over a weighted-average period of 3.3 years.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, as amended (ESPP), employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date. The ESPP offers a two-year look-back feature as well as an automatic reset feature that provides for an

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During 2011, 1,199,739 shares were issued under the ESPP for $35.0 million. A total of 33,280,000 shares of common stock have been reserved for issuance under the ESPP, and there were 5,367,672 shares available for issuance under the ESPP as of December 31, 2011.

As of December 31, 2011, there was $7.3 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over an estimated weighted-average period of 1.4 years.

14.	STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of goods sold	$8,433	$10,180	$10,859
Research and development expenses	73,490	84,048	82,893
Selling, general and administrative expenses	110,455	105,813	92,006

Stock-based compensation expense included in total costs and expenses	192,378	200,041	185,758
Income tax effect	(47,325)	(52,331)	(46,486)

Stock-based compensation expense, net of tax	$145,053	$147,710	$139,272

During the years ended December 31, 2011, 2010 and 2009, we capitalized $8.6 million, $10.9 million and $11.4 million of stock-based compensation costs to inventory, respectively, of which $2.0 million, $1.8 million and $1.1 million remained in inventory at December 31, 2011, 2010 and 2009, respectively.

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

Valuation Assumptions

Fair values of options granted under our 2004 Plan and purchases under our ESPP were estimated at grant or purchase dates using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility and expected award life. We used the following assumptions to calculate the estimated fair value of the awards:

	Year Ended December 31,
	2011	2010	2009
Expected volatility:
Stock options	29%	31%	35%
ESPP	30%	35%	37%
Expected term in years:
Stock options	5.6	5.4	5.3
ESPP	1.4	1.3	1.3
Risk-free interest rate:
Stock options	2.2%	2.3%	2.1%
ESPP	0.8%	0.4%	0.7%
Expected dividend yield	0%	0%	0%

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

Comprehensive income (loss) comprises net income and certain changes in stockholders’ equity that are excluded from net income, such as changes in the fair value of our outstanding effective cash flow hedges, changes in unrealized gains and losses on our available-for-sale securities and changes in our cumulative foreign currency translation account. Comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 is included in our Consolidated Statements of Stockholders’ Equity. The components of comprehensive income (loss) are shown net of related taxes where the underlying assets or liabilities are held in jurisdictions that are expected to generate a future tax benefit or liability.

The following reclassifications were recorded in connection with net realized gains (losses) on sales of securities and cash flow hedges that were previously included in comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net unrealized gain (loss) related to available-for-sale securities, net of tax impact of $(3,305), $(6,624) and $(11,724) for 2011, 2010 and 2009, respectively	$(24,067)	$13,450	$21,689
Net unrealized gain (loss) related to cash flow hedges, net of tax impact of $(93), $(9,149) and $10,682 for 2011, 2010 and 2009, respectively	1,571	105,924	(19,016)
Less reclassification adjustments, net of tax impact of $(6,725), $(9,028) and $(32,532)for 2011, 2010 and 2009, respectively	(55,049)	74,289	58,130

Other comprehensive income (loss)	$32,553	$45,085	$(55,457)

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance of accumulated other comprehensive income (loss), net of taxes, as reported on our Consolidated Balance Sheets consists of the following components (in thousands):

	As of December 31,
	2011	2010
Net unrealized gain (loss) on available-for-sale securities	$(26,748)	$16,528
Net unrealized gain on cash flow hedges	97,444	21,615
Cumulative foreign currency translation adjustment	(12,496)	(7,232)

Accumulated other comprehensive income	$58,200	$30,911

16.	SEGMENT INFORMATION

Product Sales

We operate in one business segment, which primarily focuses on the development and commercialization of human therapeutics for life threatening diseases. All products are included in one segment, because the majority of our products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

Product sales consist of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Antiviral products:
Atripla	$3,224,518	$2,926,579	$2,382,113
Truvada	2,875,141	2,649,908	2,489,682
Viread	737,867	732,240	667,510
Hepsera	144,679	200,592	271,595
Complera/Eviplera	38,747	—	—
Emtriva	28,764	27,679	27,974

Total antiviral products	7,049,716	6,536,998	5,838,874
AmBisome	330,156	305,856	298,597
Letairis	293,426	240,279	183,949
Ranexa	320,004	239,832	131,062
Other products	109,057	66,956	16,829

Total product sales	$8,102,359	$7,389,921	$6,469,311

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product-related contract revenue are attributed to countries based on ship-to location. Royalty and non-product related contract revenue are attributed to countries based on the location of the collaboration partner.

	Year Ended December 31,
	2011	2010	2009
United States	$4,608,343	$4,224,035	$3,599,313
Outside of the United States:
France	587,292	519,700	468,314
United Kingdom	518,377	450,368	393,036
Spain	498,201	456,647	451,115
Italy	392,052	345,189	323,709
Germany	370,403	274,991	293,111
Switzerland	179,582	458,606	448,203
Other European countries	578,792	665,237	603,068
Other countries	652,343	554,647	431,514

Total revenues outside of the United States	3,777,042	3,725,385	3,412,070

Total revenues	$8,385,385	$7,949,420	$7,011,383

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Year Ended December 31,
	2011	2010	2009
Cardinal Health, Inc.	17%	17%	18%
McKesson Corp.	14%	14%	13%
AmerisourceBergen Corp.	12%	12%	11%

Property, Plant and Equipment

At December 31, 2011, the net book value of our property, plant and equipment in the United States, Ireland and Canada was $597.9 million, $109.0 million and $51.7 million, respectively, which comprised approximately 98% of the total net book value of our property, plant and equipment. At December 31, 2010, the net book value of our property, plant and equipment in the United States, Ireland and Canada was $519.4 million, $112.2 million and $53.9 million, respectively, which comprised approximately 98% of the total net book value of our property, plant and equipment.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal:
Current	$704,412	$852,822	$719,777
Deferred	68,391	(29,854)	(47,608)

	772,803	822,968	672,169

State:
Current	62,631	139,819	153,376
Deferred	(17,450)	17,464	9,150

	45,181	157,283	162,526

Foreign:
Current	39,921	43,094	42,860
Deferred	4,040	454	(1,191)

	43,961	43,548	41,669

Provision for income taxes	$861,945	$1,023,799	$876,364

Foreign pre-tax income was $1.48 billion, $1.37 billion and $1.33 billion in 2011, 2010 and 2009, respectively. The cumulative unremitted foreign earnings that are considered to be permanently invested outside the United States and for which no U.S. taxes have been provided, were approximately $5.84 billion and $4.48 billion as of December 31, 2011 and 2010, respectively. The residual U.S. tax liability, if such amounts were remitted, would be approximately $2.05 billion and $1.60 billion as of December 31, 2011 and 2010, respectively.

The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory income tax rate to income before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income before provision for income taxes	$3,651,004	$3,913,548	$3,501,956

Tax at federal statutory rate	$1,277,852	$1,369,742	$1,225,685
State taxes, net of federal benefit	27,894	106,250	111,095
Foreign earnings at different rates	(443,879)	(435,767)	(399,993)
Research and other credits	(32,403)	(33,072)	(43,045)
Net unbenefitted stock compensation	14,860	13,188	4,269
Other	17,621	3,458	(21,647)

Provision for income taxes	$861,945	$1,023,799	$876,364

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$260,907	$308,854
Stock-based compensation	156,715	142,242
Reserves and accruals not currently deductible	116,564	109,806
Deferred revenue	37,314	49,194
Depreciation related	45,223	58,875
Research and other credit carryforwards	30,350	25,151
Capitalized intangibles	5,227	5,839
Other, net	58,172	88,669

Total deferred tax assets before valuation allowance	710,472	788,630
Valuation allowance	(9,209)	(13,040)

Total deferred tax assets	701,263	775,590

Deferred tax liabilities:
Intangibles	(330,184)	(322,168)
Unremitted foreign earnings	(15,928)	(15,928)
Other	(14,562)	(20,774)

Total deferred tax liabilities	(360,674)	(358,870)

Net deferred tax assets	$340,589	$416,720

The valuation allowance decreased by $3.8 million for the year ended December 31, 2011 and increased by $11.9 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively. We have concluded, based on the standard set forth in the FASB Accounting Standards Codification related to Income Taxes, that it is more likely than not that we will not realize any benefit from the deferred tax assets related to certain state net operating loss and credit carryforwards.

At December 31, 2011, we had U.S. federal net operating loss carryforwards of approximately $594.4 million. The federal net operating loss carryforwards will start to expire in 2016, if not utilized. We also had federal tax credit carryforwards of approximately $21.3 million which will start to expire in 2016, if not utilized. In addition, we had state net operating loss and tax credit carryforwards of approximately $1.45 billion and $27.5 million, respectively. The state net operating loss and tax credit carryforwards will start to expire in 2012 if not utilized.

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

At December 31, 2011 and 2010, we have total federal, state and foreign unrecognized tax benefits of $146.9 million and $126.5 million, respectively. Of the total unrecognized tax benefits, $120.6 million and $106.5 million at December 31, 2011 and 2010, respectively, if recognized, would reduce our effective tax rate in the period of recognition. We have continued to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Consolidated Statements of Income. As of December 31, 2011 and 2010, we had accrued interest and penalties related to unrecognized tax benefits of $17.7 million and $12.3 million, respectively.

As of December 31, 2011, we believe that it is reasonably possible that our unrecognized tax benefits will not significantly change in the next 12 months as we do not expect to have clarification from the IRS and other tax authorities around any of our uncertain tax positions.

The following is a rollforward of our total gross unrecognized tax benefit liabilities for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
	2011	2010	2009
Balance, beginning of period	$126,516	$106,506	$121,424
Tax positions related to current year:
Additions	21,113	24,320	25,036
Reductions	—	(3,303)	(8,380)
Tax positions related to prior years:
Additions	11,171	25,581	37,014
Reductions	(4,896)	(23,474)	(36,277)
Settlements	(3,067)	(2,160)	(31,517)
Lapse of statute of limitations	(3,929)	(954)	(794)

Balance, end of period	$146,908	$126,516	$106,506

18.	DEFERRED COMPENSATION PLANS

We maintain a retirement savings plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (Gilead Plan). Under the Gilead Plan, employees may contribute up to 60% of their eligible annual compensation, subject to IRS plan limits. We make matching contributions under the Gilead Plan. In 2011, 2010 and 2009, we contributed up to 50% of an employee’s contributions up to an annual maximum match of $5,000. Our total matching contribution expense under the Gilead Plan for the years ended December 31, 2011, 2010 and 2009 was $18.8 million, $11.2 million, and $10.2 million, respectively.

We maintain a deferred compensation plan under which our directors and key employees may defer compensation for income tax purposes. The deferred compensation plan is a non-qualified deferred compensation plan which is not subject to the qualification requirements under Section 401(a) of the Internal Revenue Code. Compensation deferred after December 31, 2004 is subject to the requirements of Section 409A of the Internal

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Code. Under the plan, officers and other senior grade level employees may contribute up to 70% of their annual salaries and up to 100% of their annual bonus while directors may contribute up to 100% of their annual retainer fee. Effective 2011, directors may also defer up to 100% of their RSU awards. Amounts deferred by participants are deposited in a rabbi trust and are recorded in other noncurrent assets in our Consolidated Balance Sheets. Beginning in 2004, directors may also elect to receive all or a portion of their annual cash retainer in phantom shares, which gives the participant the right to receive an amount equal to the value of a specified number of shares over a specified period of time and which will be payable in shares of our common stock (with fractional shares paid out in cash) as established by the plan administrator. As of December 31, 2011, we had 35,376 phantom shares outstanding. Participants can elect one of several distribution dates available under the plan at which they will receive their deferred compensation payment.

19.	SUBSEQUENT EVENTS

Acquisition of Pharmasset, Inc.

In November 2011, we entered into a definitive agreement to acquire Pharmasset for $11.1 billion through a cash tender offer and subsequent merger. This transaction closed on January 17, 2012, at which time Pharmasset became a wholly-owned subsidiary. We financed the transaction with approximately $5.2 billion in cash on hand, $2.2 billion in bank debt and $3.7 billion in senior unsecured notes issued in December 2011.

Pharmasset was a clinical-stage pharmaceutical company located in Princeton, New Jersey, committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset’s primary focus was the development of oral therapeutics for the treatment of HCV infection. Pharmasset’s research and development efforts were focused on nucleoside/tide analogs, a class of compounds which act as alternative substrates for the viral polymerase, thus inhibiting viral replication. We believe the acquisition will provide us with an opportunity to complement our existing HCV portfolio and help advance our effort to develop all-oral regimens for the treatment of HCV.

Pharmasset’s lead compound was a nucleotide analog in HCV-infected individuals across genotypes now known as GS-7977. GS-7977 is being evaluated in Phase 2 and 3 clinical studies. During 2012, we expect to receive a significant amount of data from clinical trials evaluating GS-7977. On February 17, 2012, we announced that data indicates that GS-7977 with ribavirin for the treatment of genotype 1 patients with a prior “null” response to an interferon-containing regimen for 12 weeks will not be sufficient to cure their disease. We are currently conducting additional Phase 2 studies in HCV infected genotype 1 patients, including treatment-naïve patients, the results of which we expect at the end of the first quarter, in the second quarter and early in the third quarter of 2012.

We are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. Upon the completion of the valuation analysis, we expect to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

Bank Debt

On January 12, 2012, in conjunction with our acquisition of Pharmasset, we entered into a five-year $1.25 billion revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement), a $750.0 million short-term revolving credit facility credit agreement (the Short-Term Revolving Credit Agreement) and a $1.00 billion Term Loan Facility (the Term Loan Credit Agreement). We borrowed $750.0 million under the Five-Year Revolving Credit Agreement, $400.0 million under the Short-Term Revolving Credit Agreement and $1.00 billion under the Term Loan Credit Agreement, upon the close of the acquisition.

GILEAD SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans under the Five-Year Revolving Credit Agreement, Short-Term Revolving Credit Agreement and Term Loan Credit Agreement will bear interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the applicable credit agreement. We may reduce the commitments and may prepay loans under any of these agreements in whole or in part at any time without premium or penalty.

The Five-Year Revolving Credit Agreement was inclusive of a $30.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility. The Five-Year Revolving Credit Agreement will terminate and all amounts owing thereunder shall be due and payable on January 12, 2017. The Short-Term Revolving Credit Agreement will terminate and all amounts owing thereunder shall be due and payable on January 10, 2013; however, we may request that the maturity date be extended until January 9, 2014. All principal repayment installments under the Term Loan Credit Agreement will be due and payable as specified in the Term Loan Credit Agreement, with the final principal installment payment due and payable on January 12, 2015.

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following amounts are in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011 (1)
Total revenues	$1,926,094	$2,137,253	$2,121,660	$2,200,378
Gross profit on product sales	$1,389,467	$1,505,725	$1,533,870	$1,548,887
Net income	$647,303	$742,459	$737,538	$661,759
Net income attributable to Gilead	$651,141	$746,227	$741,124	$665,145
Net income per share attributable to Gilead common stockholders—basic	$0.82	$0.95	$0.97	$0.88
Net income per share attributable to Gilead common stockholders—diluted	$0.80	$0.93	$0.95	$0.87
2010 (2)
Total revenues	$2,085,853	$1,927,224	$1,937,656	$1,998,687
Gross profit on product sales	$1,347,633	$1,350,536	$1,387,975	$1,433,901
Net income	$852,094	$709,127	$702,163	$626,365
Net income attributable to Gilead	$854,901	$712,061	$704,876	$629,419
Net income per share attributable to Gilead common stockholders—basic	$0.95	$0.81	$0.85	$0.78
Net income per share attributable to Gilead common stockholders—diluted	$0.92	$0.79	$0.83	$0.76

(1)	During the fourth quarter of 2011, we recorded $26.6 million of impairment charges in R&D expense, related to certain IPR&D assets acquired from CGI. See Notes 5 and 9.
(2)	During the fourth quarter of 2010, we recorded $136.0 million of impairment charges in R&D expense, related to certain IPR&D assets acquired from CV Therapeutics. See Notes 5 and 9.

GILEAD SCIENCES, INC.

Schedule II: Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions/ Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2011:
Accounts receivable allowances (1)	$150,942	$1,228,006	$1,172,958	$205,990
Valuation allowances for deferred tax assets (2)	$13,040	$436	$4,267	$9,209
Year ended December 31, 2010:
Accounts receivable allowances (1)	$132,810	$818,132	$800,000	$150,942
Valuation allowances for deferred tax assets (2)	$1,078	$12,127	$165	$13,040
Year ended December 31, 2009:
Accounts receivable allowances (1)	$90,694	$606,504	$564,388	$132,810
Valuation allowances for deferred tax assets (2)	$—	$15,103	$14,025	$1,078

(1)	Allowances are for doubtful accounts, sales returns, cash discounts and chargebacks.
(2)	Valuation allowance for deferred tax assets includes $7.5 million and $9.9 million as of December 31, 2011 and 2010, respectively, related to our acquisitions.

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

Signature	Title	Date

/S/ JOHN C. MARTIN John C. Martin, Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2012

/S/ ROBIN L. WASHINGTON Robin L. Washington	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012

/S/ JAMES M. DENNY James M. Denny	Director	February 23, 2012

/S/ JOHN F. COGAN John F. Cogan	Director	February 23, 2012

/S/ ETIENNE F. DAVIGNON Etienne F. Davignon	Director	February 23, 2012

/S/ CARLA A. HILLS Carla A. Hills	Director	February 23, 2012

/S/ KEVIN E. LOFTON Kevin E. Lofton	Director	February 23, 2012

Signature	Title	Date

/S/ JOHN W. MADIGAN John W. Madigan	Director	February 23, 2012

/S/ GORDON E. MOORE Gordon E. Moore	Director	February 23, 2012

/S/ NICHOLAS G. MOORE Nicholas G. Moore	Director	February 23, 2012

/S/ RICHARD J. WHITLEY Richard J. Whitley	Director	February 23, 2012

/S/ GAYLE E. WILSON Gayle E. Wilson	Director	February 23, 2012

/S/ PER WOLD-OLSEN Per Wold-Olsen	Director	February 23, 2012