Form 10-Q
period 2012-03-31
GILEAD SCIENCES INC
filed 2012-05-04
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 27, 2012: 757,321,824

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, TRUVADA®, VIREAD®, HEPSERA®, AMBISOME®, EMTRIVA®, COMPLERA®, EVIPLERA®, VISTIDE®, LETAIRIS®, VOLIBRIS®, RANEXA®, CAYSTON® and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Valeant Pharmaceuticals International, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,451,942	$9,883,777
Short-term marketable securities	—	16,491
Accounts receivable, net	2,163,659	1,951,167
Inventories	1,418,033	1,389,983
Deferred tax assets	193,938	208,155
Prepaid taxes	333,739	246,444
Prepaid expenses	89,592	95,922
Other current assets	175,629	126,846
Total current assets	5,826,532	13,918,785
Property, plant and equipment, net	782,867	774,406
Noncurrent portion of prepaid royalties	169,836	174,584
Noncurrent deferred tax assets	107,729	144,015
Long-term marketable securities	48,168	63,704
Intangible assets, net	11,767,027	1,062,864
Goodwill	1,078,919	1,004,102
Other noncurrent assets	169,308	160,674
Total assets	$19,950,386	$17,303,134
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,339,257	$1,206,052
Accrued government rebates	652,703	547,473
Accrued compensation and employee benefits	136,626	173,316
Income taxes payable	14,491	40,583
Other accrued liabilities	593,063	471,129
Deferred revenues	100,191	74,665
Current portion of long-term debt and other obligations, net	1,351,573	1,572
Total current liabilities	4,187,904	2,514,790
Long-term deferred revenues	26,506	31,870
Long-term debt, net	8,077,246	7,605,734
Long-term income taxes payable	140,655	135,655
Other long-term obligations	153,991	147,736
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 758,190 and 753,106 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	758	753
Additional paid-in capital	5,100,624	4,903,143
Accumulated other comprehensive income	33,591	58,200
Retained earnings	2,178,639	1,776,760
Total Gilead stockholders’ equity	7,313,612	6,738,856
Noncontrolling interest	50,472	128,493
Total stockholders’ equity	7,364,084	6,867,349
Total liabilities and stockholders’ equity	$19,950,386	$17,303,134
See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Product sales	$2,208,342	$1,863,578
Royalty revenues	71,105	58,665
Contract and other revenues	3,002	3,851
Total revenues	2,282,449	1,926,094
Costs and expenses:
Cost of goods sold	580,931	474,111
Research and development	458,211	254,446
Selling, general and administrative	443,121	295,568
Total costs and expenses	1,482,263	1,024,125
Income from operations	800,186	901,969
Interest expense	(97,270)	(41,216)
Other income (expense), net	(34,085)	13,832
Income before provision for income taxes	668,831	874,585
Provision for income taxes	231,300	227,282
Net income	437,531	647,303
Net loss attributable to noncontrolling interest	4,425	3,838
Net income attributable to Gilead	$441,956	$651,141
Net income per share attributable to Gilead common stockholders—basic	$0.58	$0.82
Shares used in per share calculation—basic	756,286	796,115
Net income per share attributable to Gilead common stockholders—diluted	$0.57	$0.80
Shares used in per share calculation—diluted	777,388	811,857

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$437,531	$647,303
Other comprehensive loss:
Net foreign currency translation gain	4,897	7,194
Available-for-sale securities:
Net unrealized loss, net of tax impact of $266 and $(372), respectively	(463)	(1,684)
Reclassifications to net income, net of tax impact of $(519) and $(899), respectively	30,600	(1,435)
Net change	30,137	(3,119)
Cash flow hedges:
Net unrealized loss, net of tax impact of $1,802 and $1,168, respectively	(48,816)	(126,331)
Reclassifications to net income, net of tax impact of $(400) and $(91), respectively	(10,827)	(9,838)
Net change	(59,643)	(136,169)
Other comprehensive loss	(24,609)	(132,094)
Comprehensive income	412,922	515,209
Comprehensive loss attributable to noncontrolling interest	4,425	3,838
Comprehensive income attributable to Gilead	$417,347	$519,047

See accompanying notes.

GILEAD SCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities:
Net income	$437,531	$647,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19,710	18,285
Amortization expense	46,457	62,629
Stock-based compensation expense	48,731	49,470
Excess tax benefits from stock-based compensation	(23,304)	(14,255)
Tax benefits from employee stock plans	18,153	12,136
Deferred income taxes	51,385	20,546
Other non-cash transactions	13,767	(7,249)
Changes in operating assets and liabilities:
Accounts receivable, net	(196,531)	(107,876)
Inventories	(26,833)	(97,174)
Prepaid expenses and other assets	(75,176)	(23,903)
Accounts payable	107,652	176,114
Income taxes payable	(99,151)	31,473
Accrued liabilities	110,402	61,414
Deferred revenues	20,176	(8,371)
Net cash provided by operating activities	452,969	820,542
Investing Activities:
Purchases of marketable securities	—	(1,519,142)
Proceeds from sales of marketable securities	56,719	1,285,547
Proceeds from maturities of marketable securities	—	169,189
Acquisitions, net of cash acquired	(10,751,636)	(221,105)
Purchases of other investments	(25,000)	—
Capital expenditures	(23,199)	(14,870)
Net cash used in investing activities	(10,743,116)	(300,381)
Financing Activities:
Proceeds from issuances of senior notes, net of issuance costs	—	987,370
Proceeds from issuances of common stock	132,530	58,879
Proceeds from credit facilities, net of issuance costs	1,146,844	—
Proceeds from term loan, net of issuance costs	997,889	—
Repayments of term loan	(350,000)	—
Repurchases of common stock	(20,770)	(548,699)
Repayments of other long-term obligations	(612)	(1,533)
Excess tax benefits from stock-based compensation	23,304	14,255
Contributions from (distributions to) noncontrolling interest	(73,595)	(25,162)
Net cash provided by financing activities	1,855,590	485,110
Effect of exchange rate changes on cash	2,722	(77,172)
Net change in cash and cash equivalents	(8,431,835)	928,099
Cash and cash equivalents at beginning of period	9,883,777	907,879
Cash and cash equivalents at end of period	$1,451,942	$1,835,978

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to revenue recognition, intangible assets, allowance for doubtful accounts, prepaid royalties, clinical trial accruals, our tax provision and stock-based compensation. We base our estimates on historical experience and on various other market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.
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
The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC). Certain amounts within our Condensed Consolidated Balance Sheets have been reclassified to conform to the current presentation.
Net Income Per Share Attributable to Gilead Common Stockholders
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options, performance shares and the assumed exercise of warrants relating to the convertible senior notes due in May 2013 (May 2013 Notes), May 2014 (May 2014 Notes) and May 2016 (May 2016 Notes) (collectively, the Convertible Notes) are determined under the treasury stock method.
Because the principal amount of the Convertible Notes will be settled in cash, only the conversion spread relating to the Convertible Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the Convertible Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion prices of $38.10, $45.08 and $45.41 for the May 2013 Notes, May 2014 Notes and May 2016 Notes, respectively.
In 2011, our convertible senior notes due in May 2011 (May 2011 Notes) matured and the related warrants expired and as a result, we have only considered their impact for the period they were outstanding on our net income per share calculations. Our common stock resulting from the assumed settlement of the conversion spread of the May 2011 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price of $38.75. During the three months ended March 31, 2011, the average market price of our common stock exceeded the conversion price of the May 2011 Notes and the dilutive effect is included in the accompanying table. Warrants related to the May 2011 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price of $50.80. The average market price of our common stock during the three months ended March 31, 2011 did not exceed the warrants’ exercise price related to the May 2011 Notes; therefore, these warrants did not have a dilutive effect on our net income per share for that period.

During the three months ended March 31, 2012, the average market price of our common stock exceeded the conversion prices of the May 2013 Notes, May 2014 Notes and May 2016 Notes and the dilutive effects are included in the accompanying table. During the three months ended March 31, 2011, the average market price of our common stock exceeded the conversion price of the May 2013 Notes and the dilutive effect is included in the accompanying table. During the three months ended March 31, 2011, the average market price of our common stock did not exceed the conversion prices of the May 2014 Notes and May 2016 Notes and therefore, these notes did not have a dilutive effect on our net income per share for that period.
Warrants relating to the May 2013 Notes, May 2014 Notes and May 2016 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $53.90, $56.76 and $60.10, respectively. The average market prices of our common stock during each of the three months ended March 31, 2012 and 2011 did not exceed the warrants’ exercise prices relating to any of the Convertible Notes; therefore, these warrants did not have a dilutive effect on our net income per share for those periods.
Stock options to purchase approximately 10.9 million and 22.1 million weighted-average shares of our common stock were outstanding during the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income attributable to Gilead	$441,956	$651,141
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	756,286	796,115
Effect of dilutive securities:
Stock options and equivalents	14,873	15,007
Conversion spread related to the May 2011 Notes	—	224
Conversion spread related to the May 2013 Notes	3,423	511
Conversion spread related to the May 2014 Notes	1,505	—
Conversion spread related to the May 2016 Notes	1,301	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	777,388	811,857
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
We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. As of March 31, 2012, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $1.25 billion, of which $719.5 million were greater than 120 days past due and $313.3 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2012.
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the three months ended March 31, 2012 that are of significance to us.

2.	FAIR VALUE MEASUREMENTS
We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;

•
Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. For our marketable securities, we review trading activity and pricing as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and

•
Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable, and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. The carrying value and fair value of the Convertible Notes were $2.94 billion and $3.99 billion, respectively, as of March 31, 2012. The carrying value and fair value of the Convertible Notes were $2.92 billion and $3.53 billion, respectively, as of December 31, 2011.
In March 2011, we issued senior unsecured notes due in April 2021 (April 2021 Notes) in a registered offering for an aggregate principal amount of $1.00 billion. The carrying value and fair value of the April 2021 Notes were $992.3 million and $1.06 billion, respectively, as of March 31, 2012. The carrying value and fair value of the April 2021 Notes were $992.1 million and $1.06 billion, respectively, as of December 31, 2011. In December 2011, we issued senior unsecured notes due in December 2014 (December 2014 Notes), December 2016 (December 2016 Notes), December 2021 (December 2021 Notes) and December 2041 (December 2041 Notes) in a registered offering for an aggregate principal amount of $3.70 billion. The carrying value and fair value of these notes were $3.69 billion and $3.89 billion, respectively, as of March 31, 2012. The carrying value and fair value of these notes were $3.69 billion and $3.93 billion, respectively, as of December 31, 2011. The fair values of the Convertible Notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values.
The remaining financial instruments are reported on our Condensed Consolidated Balance Sheets at amounts that approximate current fair values.

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
Money market funds	$518,248	$—	$—	$518,248	$7,455,982	$—	$—	$7,455,982
Certificates of deposit	—	—	—	—	—	1,139,982	—	1,139,982
Non-U.S. government securities	—	—	—	—	—	—	24,741	24,741
Corporate debt securities	—	—	—	—	—	404,989	—	404,989
Student loan-backed securities	—	—	48,168	48,168	—	—	46,952	46,952
Total debt securities	518,248	—	48,168	566,416	7,455,982	1,544,971	71,693	9,072,646
Equity securities	—	—	—	—	8,503	—	—	8,503
Derivatives	—	51,958	—	51,958	—	100,475	—	100,475
	$518,248	$51,958	$48,168	$618,374	$7,464,485	$1,645,446	$71,693	$9,181,624
Liabilities:
Contingent consideration	$—	$—	$138,328	$138,328	$—	$—	$135,591	$135,591
Derivatives	—	18,404	—	18,404	—	5,710	—	5,710
	$—	$18,404	$138,328	$156,732	$—	$5,710	$135,591	$141,301
Level 3 Inputs
Assets measured at fair value using Level 3 inputs at March 31, 2012 were comprised of auction rate securities within our available-for-sale investment portfolio. The following table provides a rollforward of assets measured using Level 3 inputs (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Balance, beginning of period	$71,693	$80,365
Total realized and unrealized gains (losses) included in:
Other income (expense), net	(40,096)	1,246
Other comprehensive income, net	33,094	2,160
Sales of marketable securities	(16,523)	(20,830)
Transfers into Level 3	—	53,882
Balance, end of period	$48,168	$116,823
Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.

The underlying assets of our auction rate securities consist of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of two to seven years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed and other fixed income securities, adjusted for an illiquidity discount. This resulted in an annual discount rate of 2.18%. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.12% to 0.77%. As of March 31, 2012, our auction rate securities continued to earn interest. Although there continued to be failed auctions as well as lack of market activity and liquidity, we believe we had no other-than-temporary impairments on these securities as of March 31, 2012. We have the ability to hold these securities until the recovery of their amortized cost basis.
In 2010, the Greek government agreed to settle the majority of its aged outstanding accounts receivable with zero-coupon bonds, which were expected to trade at a discount to face value. We estimated the fair value of the Greek zero-coupon bonds using Level 3 inputs due to the then current lack of market activity and liquidity. The discount rates used in our fair value model for these bonds were based on credit default swap rates. In March 2012, the Greek government restructured its sovereign debt which impacted all holders of Greek bonds. As a result, we recorded a $40.1 million loss related to the debt restructuring as part of other income (expense), net on our Condensed Consolidated Statement of Income and exchanged the Greek government-issued bonds for new securities, which we liquidated during the first quarter of 2012.
As of March 31, 2012 and December 31, 2011, our auction rate securities were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheets. As of December 31, 2011, our Greek government-issued bonds were recorded in short-term and long-term marketable securities on our Condensed Consolidated Balance Sheets.
The following table provides a rollforward of our contingent consideration liabilities (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Balance, beginning of period	$135,591	$11,100
Changes in valuation	2,737	—
Balance, end of period	$138,328	$11,100
The estimated fair value of the contingent consideration liabilities for our acquisitions was based on the present value of the total earnout amount giving consideration to significant inputs such as the probability of technical and regulatory success, the discount rate used and the timeline to achieve each of the milestone events. Significant increases in the probability of success in isolation would result in a significantly higher fair value measurement while significant decreases in the probability of success in isolation would result in a significantly lower fair value measurement. Similarly, significant increases in the discount rate or timeline in isolation would result in a significantly lower fair value measurement while significant decreases in the discount rate or timeline in isolation would result in a significantly higher fair value measurement. We evaluate changes in each of the assumptions used to calculate fair values of our contingent consideration liabilities at the end of each period.

3.	AVAILABLE-FOR-SALE SECURITIES
The following table is a summary of available-for-sale debt and equity securities included in cash and cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets. During the quarter ended March 31, 2012, we liquidated a portion of our investment portfolio to partially fund the acquisition of Pharmasset, Inc. (Pharmasset). Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Debt securities:
Money market funds	$518,248	$—	$—	$518,248
Certificates of deposit	—	—	—	—
Non-U.S. government securities	—	—	—	—
Corporate debt securities	—	—	—	—
Student loan-backed securities	51,500	—	(3,332)	48,168
Total debt securities	569,748	—	(3,332)	566,416
Equity securities	—	—	—	—
Total	$569,748	$—	$(3,332)	$566,416
December 31, 2011
Debt securities:
Money market funds	$7,455,982	$—	$—	$7,455,982
Certificates of deposit	1,140,000	—	(18)	1,139,982
Non-U.S. government securities	55,246	—	(30,505)	24,741
Corporate debt securities	404,994	—	(5)	404,989
Student loan-backed securities	51,500	—	(4,548)	46,952
Total debt securities	9,107,722	—	(35,076)	9,072,646
Equity securities	1,451	7,052	—	8,503
Total	$9,109,173	$7,052	$(35,076)	$9,081,149
The following table summarizes the classification of the available-for-sale debt and equity securities on our Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$518,248	$9,000,954
Short-term marketable securities	—	16,491
Long-term marketable securities	48,168	63,704
Total	$566,416	$9,081,149
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2012
	Amortized Cost	Fair Value
Less than one year	$518,248	$518,248
Greater than one year but less than five years	—	—
Greater than five years but less than ten years	—	—
Greater than ten years	51,500	48,168
Total	$569,748	$566,416

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Gross realized gains on sales	$10,015	$3,697
Gross realized losses on sales	$(40,096)	$(1,362)
The cost of securities sold was determined based on the specific identification method.
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Debt securities:
Certificates of deposit	$—	$—	$—	$—	$—	$—
Non-U.S. government securities	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—
Student loan-backed securities	—	—	(3,332)	48,168	(3,332)	48,168
Total	$—	$—	$(3,332)	$48,168	$(3,332)	$48,168
December 31, 2011
Debt securities:
Certificates of deposit	$(18)	$1,019,982	$—	$—	$(18)	$1,019,982
Non-U.S. government securities	(30,505)	24,741	—	—	(30,505)	24,741
Corporate debt securities	(5)	224,989	—	—	(5)	224,989
Student loan-backed securities	—	—	(4,548)	46,952	(4,548)	46,952
Total	$(30,528)	$1,269,712	$(4,548)	$46,952	$(35,076)	$1,316,664
As of March 31, 2012 and December 31, 2011, we held a total of 12 and 42 securities, respectively, that were in an unrealized loss position.

4.	DERIVATIVE FINANCIAL INSTRUMENTS
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. In order to manage this risk, we hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward and option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. We work only with major banks and closely monitor current market conditions, which limits the risk that counterparties to our contracts may be unable to perform. We also limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading purposes, nor do we hedge our net investment in any of our foreign subsidiaries.
We hedge our exposure to foreign currency exchange rate fluctuations for certain monetary assets and liabilities of our foreign subsidiaries that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense), net on our Condensed Consolidated Statements of Income.

We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders’ equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at March 31, 2012 will be reclassified to product sales within 12 months.
We had notional amounts on foreign currency exchange contracts outstanding of $3.90 billion and $4.03 billion at March 31, 2012 and December 31, 2011, respectively.
The following table summarizes information about the fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2012
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$47,498	Other accrued liabilities	$14,564
Foreign currency exchange contracts	Other noncurrent assets	4,459	Other long-term obligations	3,778
Total derivatives designated as hedges		51,957		18,342
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	61
Total derivatives not designated as hedges		1		61
Total derivatives		$51,958		$18,403

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$77,066	Other accrued liabilities	$5,052
Foreign currency exchange contracts	Other noncurrent assets	23,169	Other long-term obligations	620
Total derivatives designated as hedges		100,235		5,672
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	240	Other accrued liabilities	38
Total derivatives not designated as hedges		240		38
Total derivatives		$100,475		$5,710

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Derivatives designated as hedges:
Net gains (losses) recognized in OCI (effective portion)	$(48,886)	$(127,499)
Net gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$11,227	$9,929
Net gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$(3,212)	$995
Derivatives not designated as hedges:
Net gains (losses) recognized in other income (expense), net	$(27,174)	$(85,846)
There were no material amounts recorded in other income (expense), net, for the three months ended March 31, 2012 and 2011 as a result of the discontinuance of cash flow hedges.

5.	ACQUISITION OF PHARMASSET, INC.
On January 17, 2012, we completed the acquisition of Pharmasset, a publicly-held clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset's primary focus was the development of oral therapeutics for the treatment of HCV infection. We believe the acquisition of Pharmasset will provide us with an opportunity to complement our existing HCV portfolio and help advance our effort to develop all-oral regimens for the treatment of HCV.
We acquired all of the outstanding shares of common stock of Pharmasset for $137 per share in cash through a tender offer and subsequent merger under the terms of an agreement and plan of merger entered into in November 2011. The aggregate cash payment to acquire all of the outstanding shares of common stock was $11.1 billion. We financed the transaction with approximately $5.2 billion in cash on hand, $2.2 billion in bank debt issued in January 2012 and $3.7 billion in senior unsecured notes issued in December 2011.
Pharmasset's lead compound, now known as GS-7977, is a nucleotide analog being evaluated in Phase 2 and Phase 3 clinical studies for the treatment of HCV infection across genotypes. Since the acquisition, we have received data from clinical trials evaluating GS-7977. For example:

•
In February 2012, we announced that data indicates that a 12 week course of treatment of GS-7977 with ribavirin in genotype 1 patients with a prior “null” response to an interferon-containing regimen will not be sufficient to cure their disease.

•
In April 2012, we announced data from our ELECTRON and QUANTUM studies, which found that 88% and 59% of genotype 1 patients and treatment-naïve patients, respectively, taking a 12-week all-oral regimen of GS-7977 and ribavirin achieved a sustained viral response four weeks after the completion of a 12-week course of therapy. We also announced data from our ATOMIC study, which found that 90% of genotype 1 HCV patients achieved a sustained viral response 12 weeks after a 12-week course of therapy with GS-7977 plus ribavirin and interferon.

•
Also in April 2012, Bristol-Myers Squibb Company (BMS) also announced data from its Phase 2 study evaluating GS-7977 in combination with daclatasvir with and without ribavirin in genotype 1 and genotype 2 and 3 treatment-naïve infected patients. The data showed that 100% of genotype 1 and 91% of genotype 2 and 3 patients achieved a sustained viral response four weeks after the completion of a 24-week course of treatment.

The Pharmasset acquisition was accounted for as a business combination. The results of operations of Pharmasset have been included in our Condensed Consolidated Statement of Income since January 13, 2012, the date on which we acquired approximately 88% of the outstanding shares of common stock of Pharmasset, cash consideration was transferred, and as a result, we obtained effective control of Pharmasset. During the first quarter of 2012, Pharmasset was integrated into Gilead's operations. As we do not track earnings results by product candidate or therapeutic area, we do not maintain separate earnings results for Pharmasset. The acquisition was completed on January 17, 2012, at which time Pharmasset became a wholly-owned subsidiary of Gilead.

The following table summarizes the components of the cash paid to acquire Pharmasset (in thousands):

Total consideration transferred	$10,858,372
Stock-based compensation expense	193,937
Total cash paid	$11,052,309
The $11.1 billion cash payment consisted of a $10.38 billion cash payment to the outstanding common stockholders as well as a $668.3 million cash payment to option holders under the Pharmasset stock option plans. The $10.38 billion cash payment to the outstanding common stockholders and $474.3 million of the cash payment to the option holders under the Pharmasset stock option plans were accounted for as consideration transferred. The remaining $193.9 million of cash payment was accounted for as stock-based compensation expense resulting from the accelerated vesting of Pharmasset employee options immediately prior to the acquisition.
The following table summarizes the allocation of the consideration transferred to the acquisition date fair values of assets acquired and liabilities assumed (in thousands):

Intangible assets - in-process research and development	$10,720,000
Cash and cash equivalents	106,737
Other assets acquired (liabilities assumed), net	(43,182)
Total identifiable net assets	10,783,555
Goodwill	74,817
Total consideration transferred	$10,858,372
In-Process Research and Development (IPR&D)
The estimated fair value of the acquired IPR&D related to GS-7977 was $10.72 billion, which was determined using a probability-weighted income approach, that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 12%, which is based on the estimated weighted-average cost of capital for companies with profiles similar to that of Pharmasset. This rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the intangible asset. The projected cash flows from GS-7977 were based on key assumptions such as: the time and resources needed to complete its development considering its stage of development on the acquisition date, the probability of obtaining approval from the U.S. Food and Drug Administration (FDA) and other regulatory agencies, estimates of revenues and operating profits, the life of the potential commercialized product and other associated risks related to the viability of and potential alternative treatments in future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived assets until the completion or abandonment of the associated R&D efforts.
Goodwill
The $74.8 million of goodwill represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed and is attributable to the synergies expected from combining our R&D operations with Pharmasset's. None of the goodwill is expected to be deductible for income tax purposes.
Stock-Based Compensation Expense
The stock-based compensation expense recognized for the accelerated vesting of employee options immediately prior to the acquisition was reported in our Condensed Consolidated Statement of Income as follows (in thousands):

Research and development expense	$100,149
Selling, general and administrative expense	93,788
Total stock-based compensation expense	$193,937

Other Costs
Other costs incurred in connection with the acquisition include (in thousands):

	Three Months Ended
	March 31, 2012	December 31, 2011
Transaction costs (e.g. investment advisory, legal and accounting fees)	$9,040	$28,461
Bridge financing costs	7,333	23,817
Restructuring costs	8,343	—
Total other costs	$24,716	$52,278
The following table summarizes these costs by the line item in the Condensed Consolidated Statement of Income in which these costs were recognized (in thousands).

	Three Months Ended
	March 31, 2012	December 31, 2011
Research and development expense	$5,557	$—
Selling, general and administrative expense	11,826	28,461
Interest expense	7,333	23,817
Total other costs	$24,716	$52,278
Pro Forma Information
The following unaudited pro forma information presents the combined results of operations of Gilead and Pharmasset as if the acquisition of Pharmasset had been completed on January 1, 2011, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of Gilead and Pharmasset. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Total revenues	$2,282,449	$1,926,094
Net income attributable to Gilead	$574,375	$397,165
The unaudited pro forma consolidated results include the following non-recurring pro forma adjustments:

•
Stock-based compensation expense of $193.9 million and other costs of $16.4 million were excluded from the net income attributable to Gilead for the three months ended March 31, 2012 and were included in the net income attributable to Gilead for the three months ended March 31, 2011;

•	Other costs of $52.3 million incurred during the three months ended December 31, 2011 were included in the net income attributable to Gilead for the three months ended March 31, 2011.

6.	INVENTORIES
Inventories are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$584,835	$697,621
Work in process	603,428	466,499
Finished goods	229,770	225,863
Total	$1,418,033	$1,389,983
As of March 31, 2012 and December 31, 2011, we held $974.3 million and $995.7 million of efavirenz in inventory, which was purchased from BMS at BMS’s estimated net selling price of efavirenz.

7.	INTANGIBLE ASSETS AND GOODWILL
The following table summarizes the carrying amount of our intangible assets and goodwill (in thousands):

	March 31, 2012	December 31, 2011
Indefinite-lived intangible assets	$10,986,200	$266,200
Finite-lived intangible assets	780,827	796,664
Total intangible assets	11,767,027	1,062,864
Goodwill	1,078,919	1,004,102
Total intangible assets and goodwill	$12,845,946	$2,066,966
Indefinite-Lived Intangible Assets
In January 2012, we acquired $10.72 billion of purchased IPR&D as part of our acquisition of Pharmasset that we have classified as indefinite-lived intangible assets (See Note 5).
As of December 31, 2011, we had indefinite-lived intangible assets of $266.2 million, which consisted of $117.0 million and $149.2 million of purchased IPR&D from our acquisitions of Arresto Biosciences, Inc. and Calistoga Pharmaceuticals, Inc., respectively.
Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in thousands):

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - Ranexa	$688,400	$106,104	$688,400	$97,099
Intangible asset - Lexiscan	262,800	76,159	262,800	69,723
Other	24,995	13,105	24,995	12,709
Total	$976,195	$195,368	$976,195	$179,531
Amortization expense related to intangible assets was $15.8 million and $17.4 million for the three months ended March 31, 2012 and 2011, respectively, and was recorded in cost of goods sold in our Condensed Consolidated Statements of Income.
As of March 31, 2012, the estimated future amortization expense associated with our intangible assets for the remaining nine months of 2012 and each of the five succeeding fiscal years are as follows (in thousands):

Fiscal Year	Amount
2012 (remaining nine months)	$47,509
2013	64,283
2014	66,735
2015	73,261
2016	100,048
2017	132,786
Total	$484,622
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2011	$1,004,102
Goodwill resulting from the acquisition of Pharmasset	74,817
Balance at March 31, 2012	$1,078,919

8.	COLLABORATIVE ARRANGEMENTS
From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or appropriate disclosure based on applicable guidance. Contractual terms which provide us control over an entity may require us to consolidate the entity. Entities consolidated because they are controlled by means other than a majority voting interest are referred to as variable interest entities (VIE). We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of March 31, 2012, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.
Bristol-Myers Squibb Company
North America
In 2004, we entered into a collaboration arrangement with BMS in the United States to develop and commercialize a single-tablet regimen containing our Truvada and BMS's Sustiva (efavirenz), which we sell as Atripla. The collaboration is structured as a joint venture and operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. The ownership interests of the joint venture and thus the sharing of product revenue and costs reflect the respective economic interests of BMS and Gilead and are based on the proportions of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both BMS's and our respective economic interests in the joint venture may vary annually.
We and BMS share marketing and sales efforts, with both parties providing equivalent sales force efforts at levels agreed to annually by BMS and Gilead. Since the second quarter of 2011, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the United States and the parties have begun to reduce their joint promotional efforts in Canada as we launched Complera and in anticipation of the launch of Quad. The parties will continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. In 2006, we and BMS amended the joint venture's collaboration agreement to allow the joint venture to sell Atripla into Canada. As of March 31, 2012 and December 31, 2011, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of March 31, 2012, total assets held by the joint venture were $1.70 billion and consisted primarily of cash and cash equivalents of $204.7 million, accounts receivable (including intercompany receivables with Gilead) of $278.1 million and inventories of $1.20 billion; total liabilities were $1.56 billion and consisted primarily of accounts payable (including intercompany payables with Gilead) of $611.7 million and other accrued expenses of $284.3 million. As of December 31, 2011, total assets held by the joint venture were $1.62 billion and consisted primarily of cash and cash equivalents of $156.9 million, accounts receivable (including intercompany receivables with Gilead) of $266.5 million and inventories of $1.19 billion; total liabilities were $1.27 billion and consisted primarily of accounts payable (including intercompany payables with Gilead) of $561.1 million and other accrued expenses of $232.9 million. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we are the primary beneficiary of the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets.
Europe
In 2007, Gilead Sciences Limited, a wholly-owned subsidiary in Ireland, and BMS entered into a collaboration arrangement to commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS's estimated net selling price of efavirenz in the European Territory. We are responsible for product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we co-promote Atripla with BMS.
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. As of March 31, 2012 and December 31, 2011, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.

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
9.LONG-TERM OBLIGATIONS
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	March 31, 2012	December 31, 2011
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$614,791	$607,036
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	1,188,594	1,181,525
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,138,538	1,132,293
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	992,280	992,066
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,157	749,078
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	698,921	698,864
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,212	1,247,138
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,753	997,734
Term Loan Facility	Term Loan	January 2012	January 2015	Variable	650,000	—
Credit Facility	Short-Term Revolver	January 2012	January 2013	Variable	400,000	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	750,000	—
Total debt, net					$9,427,246	$7,605,734
Less current portion					1,350,000	—
Total long-term debt, net					$8,077,246	$7,605,734
Credit Facilities
We were eligible to borrow up to an aggregate of $1.25 billion in revolving credit loans under an amended and restated credit agreement that we entered into in 2007. The credit agreement also included a sub-facility for swing-line loans and letters of credit. As of December 31, 2011, we had $4.0 million in letters of credit outstanding under the credit agreement. In January 2012, we fully repaid the outstanding obligations under this credit agreement and terminated the credit agreement.
In January 2012, in conjunction with our acquisition of Pharmasset, we entered into a five-year $1.25 billion revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement), a $750.0 million short-term revolving credit facility credit agreement (the Short-Term Revolving Credit Agreement) and a $1.00 billion term loan facility (the Term Loan Credit Agreement). We borrowed $750.0 million under the Five-Year Revolving Credit Agreement, $400.0 million under the Short-Term Revolving Credit Agreement and $1.00 billion under the Term Loan Credit Agreement, upon the close of the acquisition. In March 2012, we repaid $350.0 million of the outstanding debt under the Term Loan Credit Agreement.
All three credit agreements contain customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loans bear interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the applicable credit agreement. We may reduce the commitments and may prepay loans under any of these agreements in whole or in part at any time without premium or penalty.
The Five-Year Revolving Credit Agreement was inclusive of a $30.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility. As of March 31, 2012, we had $4.0 million in letters of credit outstanding under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2017. The Short-Term Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2013; however, at our request, the maturity date may be extended until January 2014. All principal repayment installments under the Term Loan Credit Agreement will be due and payable as specified in the Term Loan Credit Agreement, with the final principal installment payment due and payable in January 2015.

10.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In June 2011, we received a subpoena from the United States Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Atripla, Emtriva, Hepsera, Letairis, Truvada, Viread and Complera. We have been cooperating and will continue to cooperate with this governmental inquiry. An estimate of a possible loss or range of losses cannot be determined given we are at the early stage of the inquiry.
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that any of these legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

11.	STOCK-BASED COMPENSATION EXPENSE
The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cost of goods sold	$2,101	$2,644
Research and development expenses	118,622	16,720
Selling, general and administrative expenses	121,945	30,106
Stock-based compensation expense included in total costs and expenses	242,668	49,470
Income tax effect	(13,064)	(12,856)
Stock-based compensation expense, net of tax	$229,604	$36,614
Total stock-based compensation for the three months ended March 31, 2012, included $100.1 million and $93.8 million in research and development expenses and selling, general and administrative expenses, respectively, related to the acceleration of unvested stock options in connection with the acquisition of Pharmasset.

12.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program
During the three months ended March 31, 2012, we repurchased a total of $20.8 million or 0.4 million shares of common stock under our January 2011, three-year, $5.00 billion stock repurchase program.

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

Product sales consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Antiviral products:
Atripla	$887,596	$744,512
Truvada	758,263	673,111
Viread	191,693	168,395
Complera/Eviplera	52,180	—
Hepsera	29,297	38,096
Emtriva	6,777	6,576
Total antiviral products	1,925,806	1,630,690
AmBisome	84,764	78,506
Letairis	87,288	62,174
Ranexa	83,201	68,293
Other products	27,283	23,915
Total product sales	$2,208,342	$1,863,578
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2012	2011
Cardinal Health, Inc.	20%	17%
McKesson Corp.	16%	15%
AmerisourceBergen Corp.	11%	13%

14.	INCOME TAXES
Our income tax rate of 34.6% for the three months ended March 31, 2012 differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S subsidiaries that are considered indefinitely invested outside of the United States, partially offset by state taxes and the stock-based compensation expense related to the Pharmasset acquisition for which we received no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.
We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For federal income tax purposes, the statute of limitations is open for 2008 and onwards. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their net operating losses and credits carried over from prior years. For California income tax purposes, the statute of limitations is open for 2002 and onwards.
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
As of March 31, 2012, we believe that it is reasonably possible that our unrecognized tax benefits will not significantly change in the next 12 months as we do not expect to have clarification from the IRS and other tax authorities around any of our uncertain tax positions.
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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2011 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are presented in U.S. dollars.
Management Overview
Gilead Sciences, Inc. (Gilead, we or us) is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and experimental drug candidate, we seek to improve the care of patients suffering from life-threatening diseases around the world. Our primary areas of focus include human immunodeficiency virus (HIV)/AIDS, liver diseases such as hepatitis B virus (HBV) and hepatitis C virus (HCV), serious cardiovascular/metabolic and respiratory conditions and various oncologic disease areas. Headquartered in Foster City, California, we have operations in North America, Europe and Asia Pacific. We continue to seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.
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
Business Highlights
During the first quarter of 2012, we continued to grow our business with increased product sales of 19% over the same quarter in 2011. We continued to advance our product pipeline through internal programs, and most recently, through our acquisition of Pharmasset, Inc. (Pharmasset) in January 2012. We believe the combination of our existing internal research programs and our recent partnerships and acquisitions will drive research and development efforts and accelerate our product pipeline so that we can continue to bring innovative therapies to individuals who are living with unmet medical needs.

HIV Product Development and New Drug Applications
In January 2012, we announced that the U.S. Food and Drug Administration (FDA) has approved Viread in combination with other antiretroviral agents for the treatment of HIV-1 infection in pediatric patients ages 2-12. The FDA approved a supplemental New Drug Application (sNDA) for three lower-strength once-daily tablets of Viread for children ages 6-12. The FDA also approved a New Drug Application (NDA) for an oral powder formulation of Viread for children ages 2-5.
Also in January 2012, we announced the initiation of a Phase 2 clinical trial evaluating GS-7340 for the treatment of HIV-1 infection in treatment-naïve adults. The Phase 2 study will evaluate GS-7340 as part of a once-daily, co-formulated single-tablet regimen that will also contain the boosting agent cobicistat, the integrase inhibitor elvitegravir, and Emtriva. The GS-7340-containing single-tablet regimen will be compared to our Quad, a once-daily single tablet regimen of elvitegravir, cobicistat, emtricitabine and tenofovir disoproxil fumarate for the treatment of HIV-1 infection. We plan to initiate a second Phase 2 trial for GS-7340 later in 2012 that will assess GS-7340 as part of another single-tablet regimen containing cobicistat, Emtriva and Tibotec Pharmaceuticals' (Tibotec) Prezista® (darunavir).
In February 2012, we announced that the FDA has accepted the sNDA and granted a six-month Priority Review for Truvada for pre-exposure prophylaxis (PrEP) to reduce the risk of HIV-1 infection among uninfected adults. The FDA has set a target review date for Truvada for PrEP of June 15, 2012 under the Prescription Drug User Fee Act (PDUFA). The FDA has also indicated that Truvada for PrEP will be discussed at the FDA Antiviral Drugs Advisory Committee meeting scheduled for May 10, 2012. If the sNDA is approved, Truvada would be the first agent indicated for uninfected individuals to reduce the risk of acquiring HIV.
In March 2012, we announced full Phase 3 clinical trial results from studies evaluating Quad versus a standard of care among HIV-1 infected antiretroviral treatment-naïve adults. The first study, Study 102, demonstrated that Quad is non-inferior to Atripla after 48 weeks of therapy in treatment-naïve adults. The second study, Study 103, found that Quad was non-inferior to a protease-based regimen of ritonavir-boosted atazanavir plus Truvada at 48 weeks of therapy among HIV-1 infected treatment-naïve adults. We submitted a NDA for Quad in October 2011, and the FDA has set a PDUFA target review date of August 27, 2012. The FDA has indicated that a panel will be convened on May 11, 2012 to provide expert advice on the application. In November 2011, we submitted a marketing application for Quad to the European Medicines Agency, whose review may be complete by the end of 2012.
Acquisition
On January 17, 2012, we completed the acquisition of Pharmasset, a publicly-held clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset's primary focus was the development of oral therapeutics for the treatment of HCV infection. We believe the acquisition of Pharmasset will provide us with an opportunity to complement our existing HCV portfolio and help advance our effort to develop all-oral regimens for the treatment of HCV.
We acquired all of the outstanding shares of common stock of Pharmasset for $137 per share in cash through a tender offer and subsequent merger under the terms of an agreement and plan of merger entered into in November 2011. The aggregate cash payment to acquire all of the outstanding shares of common stock was $11.1 billion. We financed the transaction with approximately $5.2 billion in cash on hand, $2.2 billion in bank debt issued in January 2012 and $3.7 billion in senior unsecured notes issued in December 2011.
Pharmasset's lead compound now known as GS-7977, is a nucleotide analog being evaluated in Phase 2 and Phase 3 clinical studies for the treatment of HCV-infection across genotypes.
Since the acquisition, we have received data from clinical trials evaluating GS-7977. For example:

•
In February 2012, we announced that data indicates that a 12 week course of treatment of GS-7977 with ribavirin in genotype 1 patients with a prior “null” response to an interferon-containing regimen will not be sufficient to cure their disease.

•
In April 2012, we announced data from our ELECTRON and QUANTUM studies, which found that 88% and 59% of genotype 1 patients and treatment-naïve patients, respectively, taking a 12-week all-oral regimen of GS-7977 and ribavirin achieved a sustained viral response four weeks after the completion of a 12-week course of therapy. We also announced data from our ATOMIC study, which found that 90% of genotype 1 HCV patients achieved a sustained viral response 12 weeks after a 12-week course of therapy with GS-7977 plus ribavirin and interferon.

•
Also in April 2012, Bristol-Myers Squibb Company (BMS) also announced data from its Phase 2 study evaluating GS-7977 in combination with daclatasvir with and without ribavirin in genotype 1 and genotype 2 and 3 treatment-naïve infected patients. The data showed that 100% of genotype 1 and 91% of genotype 2 and 3 patients achieved a sustained viral response four weeks after the completion of a 24-week course of treatment.
We expect additional data from our Phase 2 and Phase 3 clinical studies of GS-7977, including in combination with other compounds, in the second and third quarters of 2012. If Phase 3 data for genotype 2 and 3 patients is consistent with data from our Phase 2 trials, we would expect to file a NDA for the treatment of genotype 2 and 3 patients in 2013 for potential approval in late 2013 or early 2014.
The Pharmasset acquisition was accounted for as a business combination. The results of operations of Pharmasset have been included in our Condensed Consolidated Statement of Income since January 13, 2012, the date on which we acquired approximately 88% of the outstanding shares of common stock of Pharmasset, cash consideration was transferred, and as a result, we obtained effective control of Pharmasset. During the first quarter of 2012, Pharmasset was integrated into Gilead's operations. As we do not track earnings results by product candidate or therapeutic area, we do not maintain separate earnings results for Pharmasset. The acquisition was completed on January 17, 2012, at which time Pharmasset became a wholly-owned subsidiary of Gilead.
The following table summarizes the components of the cash paid to acquire Pharmasset (in thousands):

Total consideration transferred	$10,858,372
Stock-based compensation expense	193,937
Total cash paid	$11,052,309
The $11.1 billion cash payment consisted of a $10.38 billion cash payment to the outstanding common stockholders as well as a $668.3 million cash payment to option holders under the Pharmasset stock option plans. The $10.38 billion cash payment to the outstanding common stockholders and $474.3 million of the cash payment to the option holders under the Pharmasset stock option plans were accounted for as consideration transferred. The remaining $193.9 million of cash payment was accounted for as stock-based compensation expense resulting from the accelerated vesting of Pharmasset employee options immediately prior to the acquisition.
The following table summarizes the allocation of the consideration transferred to the acquisition date fair values of assets acquired and liabilities assumed (in thousands):

Intangible assets - in-process research and development	$10,720,000
Cash and cash equivalents	106,737
Other assets acquired (liabilities assumed), net	(43,182)
Total identifiable net assets	10,783,555
Goodwill	74,817
Total consideration transferred	$10,858,372
In-Process Research and Development (IPR&D)
The estimated fair value of the acquired IPR&D related to GS-7977 was $10.72 billion, which was determined using a probability-weighted income approach, that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 12%, which is based on the estimated weighted-average cost of capital for companies with profiles similar to that of Pharmasset. This rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the intangible asset. The projected cash flows from GS-7977 were based on key assumptions such as: the time and resources needed to complete its development considering its stage of development on the acquisition date, the probability of obtaining approval from the U.S. Food and Drug Administration (FDA) and other regulatory agencies, estimates of revenues and operating profits, the life of the potential commercialized product and other associated risks related to the viability of and potential alternative treatments in future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived assets until the completion or abandonment of the associated R&D efforts.

Goodwill
The $74.8 million of goodwill represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed and is attributable to the synergies expected from combining our R&D operations with Pharmasset's. None of the goodwill is expected to be deductible for income tax purposes.
Stock-Based Compensation Expense
The stock-based compensation expense recognized for the accelerated vesting of employee options immediately prior to the acquisition was reported in our Condensed Consolidated Statement of Income as follows (in thousands):

Research and development expense	$100,149
Selling, general and administrative expense	93,788
Total stock-based compensation expense	$193,937
Other Costs
Other costs incurred in connection with the acquisition include (in thousands):

	Three Months Ended
	March 31, 2012	December 31, 2011
Transaction costs (e.g. investment advisory, legal and accounting fees)	$9,040	$28,461
Bridge financing costs	7,333	23,817
Restructuring costs	8,343	—
Total other costs	$24,716	$52,278
The following table summarizes these costs by the line item in the Condensed Consolidated Statement of Income in which these costs were recognized (in thousands).

	Three Months Ended
	March 31, 2012	December 31, 2011
Research and development expense	$5,557	$—
Selling, general and administrative expense	11,826	28,461
Interest expense	7,333	23,817
Total other costs	$24,716	$52,278
Pro Forma Information
The following unaudited pro forma information presents the combined results of operations of Gilead and Pharmasset as if the acquisition of Pharmasset had been completed on January 1, 2011, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of Gilead and Pharmasset. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Total revenues	$2,282,449	$1,926,094
Net income attributable to Gilead	$574,375	$397,165
The unaudited pro forma consolidated results include the following non-recurring pro forma adjustments:

•
Stock-based compensation expense of $193.9 million and other costs of $16.4 million were excluded from the net income attributable to Gilead for the three months ended March 31, 2012 and were included in the net income attributable to Gilead for the three months ended March 31, 2011;

•	Other costs of $52.3 million incurred during the three months ended December 31, 2011 were included in the net income attributable to Gilead for the three months ended March 31, 2011.
Other
In January 2012, we announced that Roy D. Baynes, MD, PhD, joined Gilead as Senior Vice President, Oncology Therapeutics to lead the efforts to advance discovery and development programs in oncology and inflammation.
Financial Highlights
During the first quarter of 2012, we delivered total product sales of $2.21 billion, an increase of 19% over the same period in 2011. The growth in product sales was primarily driven by growth in our antiviral franchise, where sales increased 18% to $1.93 billion when compared to the same period last year. Total revenues in the first quarter of 2012 grew 19% to $2.28 billion compared to $1.93 billion in the first quarter of 2011. Product gross margin decreased from 75% in the first quarter of 2011 to 74% in the first quarter of 2012 primarily due to the higher cost of efavirenz and changes in product mix. Efavirenz is the active pharmaceutical ingredient in Atripla that we purchase from Bristol-Myers Squibb Company (BMS) at BMS's estimated net selling price of efavirenz.
Research and development (R&D) expenses were $458.2 million for the first quarter of 2012 and $254.4 million for the same period in 2011, an increase of $203.8 million, or 80%. The increase was due primarily to stock-based compensation expense resulting from the Pharmasset acquisition, costs related to clinical studies and the impact of higher headcount and expenses associated with acquisitions, collaborations and the ongoing growth of our business.
Selling, general and administrative (SG&A) expenses were $443.1 million for the first quarter of 2012 and $295.6 million for the same period in 2011, an increase of $147.6 million, or 50%. The increase was due primarily to stock-based compensation expense resulting from the Pharmasset acquisition, an increase in the pharmaceutical excise tax and increased expenses associated with the ongoing growth of our business.
Net income for the first quarter of 2012 was $442.0 million, a 32% decrease from $651.1 million for the same period in 2011 due primarily to the $193.9 million of stock-based compensation expense related to the acceleration of unvested stock options in connection with the Pharmasset acquisition, the investments we made in our existing clinical programs and increased interest expense related to the additional debt we issued in connection with the Pharmasset acquisition. Our diluted earnings per share decreased by 29% to $0.57 in the first quarter of 2012 from $0.80 in the same period in 2011.
Financing Activity
Cash, cash equivalents and marketable securities decreased by $8.46 billion during the first quarter of 2012 to $1.50 billion at March 31, 2012. The primary uses of cash during the quarter were $11.1 billion for the acquisition of Pharmasset, which included the impact of the $193.9 million stock-based compensation expense and $350.0 million for the repayment of bank debt. The primary sources of cash during the quarter were operating cash flows of $453.0 million and $2.14 billion in net proceeds from the issuance of bank debt in conjunction with our acquisition of Pharmasset.
In the first quarter of 2012, we spent a total of $20.8 million of cash to repurchase and retire 0.4 million shares of our common stock under the three-year, $5.00 billion stock repurchase program authorized by our Board of Directors in January 2011. As of March 31, 2012, we had repurchased $423.8 million of our common stock under our January 2011 program.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations
Total Revenues
We had total revenues of $2.28 billion for the three months ended March 31, 2012, compared to total revenues of $1.93 billion for the same period in 2011. Total revenues included product sales, royalty revenues and contract and other revenues. Increases in total revenues were driven by growth in product sales. A significant percentage of our product sales is denominated in foreign currencies and we face exposure to adverse movements in foreign currency exchange rates. We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. Foreign currency exchange, net of hedges, had an unfavorable impact of $16.4 million on our first quarter 2012 revenues compared to the same period in 2011. Total product sales were $2.21 billion for the three months ended March 31, 2012, an increase of 19% over total product sales of $1.86 billion for the same period in 2011, driven primarily by our antiviral franchise, resulting from increased sales of Atripla and Truvada and the launch of Complera/Eviplera.

Product Sales
Product sales in the United States were $1.27 billion for the three months ended March 31, 2012, an increase of 25% over the same period in 2011, primarily driven by the continued sales growth in our antiviral franchise and the launch of Complera. Antiviral product sales for the first quarter of 2012 reflected the benefit of fiscal year-end purchases by certain state AIDS Drug Assistance Programs (ADAPs), which was ahead of patient demand. With the exception of 2011, this pattern is consistent with what we have observed in past years. The increase in U.S. product sales also reflected sales growth in our other franchises. Letairis sales contributed $87.3 million to our first quarter 2012 product sales, an increase of 40% compared to the same period in 2011. Ranexa sales contributed $83.2 million to our first quarter 2012 product sales, an increase of 22% compared to the same period in 2011.
Product sales in Europe were $763.9 million for the three months ended March 31, 2012, an increase of 7% over the same period in 2011, primarily driven by sales growth in our antiviral franchise and the launch of Eviplera. Antiviral product sales in Europe totaled $696.5 million for the three months ended March 31, 2012, an increase of 7% compared to $651.4 million for the same period in 2011, driven primarily by the sales of Truvada and Atripla. Foreign currency exchange, net of hedges, had an unfavorable impact of $21.4 million on our European product sales in the first quarter of 2012 compared to the same period last year.
The following table summarizes the period over period changes in our sales by product (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Antiviral products:
Atripla	$887,596	$744,512	19%
Truvada	758,263	673,111	13%
Viread	191,693	168,395	14%
Complera/Eviplera	52,180	—	—
Hepsera	29,297	38,096	(23)%
Emtriva	6,777	6,576	3%
Total antiviral products	1,925,806	1,630,690	18%
AmBisome	84,764	78,506	8%
Letairis	87,288	62,174	40%
Ranexa	83,201	68,293	22%
Other	27,283	23,915	14%
Total product sales	$2,208,342	$1,863,578	19%

Antiviral Products
Antiviral product sales increased by 18% for the three months ended March 31, 2012 compared to the same period in 2011.

•	Atripla
Atripla sales increased by 19% for the three months ended March 31, 2012 compared to the same period in 2011, driven primarily by sales growth in the United States and Europe. Atripla sales include the efavirenz component which has a gross margin of zero. The efavirenz portion of our Atripla sales was approximately $326.4 million and $273.9 million for the three months ended March 31, 2012 and 2011, respectively. Atripla sales accounted for 46% of our total antiviral product sales for the three months ended March 31, 2012 and 2011.

•	Truvada
Truvada sales increased by 13% for the three months ended March 31, 2012 compared to the same period in 2011, driven primarily by sales growth in the United States and Europe. Truvada sales accounted for 39% and 41% of our total antiviral product sales for the three months ended March 31, 2012 and 2011, respectively.

•	Complera/Eviplera
Sales of Complera/Eviplera were $52.2 million for the three months ended March 31, 2012 and increased $32.5 million compared to the three months ended December 31, 2011. Complera and Eviplera were approved in the U.S. and European Union, respectively, in the second half of 2011.
Other Product Sales
Sales of AmBisome increased by 8% for the three months ended March 31, 2012 compared to the same period in 2011, driven primarily by sales growth in Europe and Asia. AmBisome product sales in the United States and Canada related solely to our sales of AmBisome to Astellas Pharma US, Inc., which were recorded at our manufacturing cost. Sales of Letairis increased by 40% for the three months ended March 31, 2012 compared to the same period in 2011, driven primarily by sales growth. Sales of Ranexa increased by 22% for the three months ended March 31, 2012 compared to the same period in 2011, driven primarily by sales growth.
Royalty Revenues

	Three Months Ended March 31,
(In thousands, except percentages)	2012	2011	Change
Royalty revenues	$71,105	$58,665	21%
Royalty revenues increased 21% for the three months ended March 31, 2012 compared to the same period in 2011, driven primarily by an increase in Volibris royalties from GSK and Truvada royalties from Japan Tobacco, partially offset by a decrease in Tamiflu royalties from Roche.
Cost of Goods Sold and Product Gross Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2012	2011	Change
Total product sales	$2,208,342	$1,863,578	19%
Cost of goods sold	$580,931	$474,111	23%
Product gross margin	74%	75%
Our product gross margin for the three months ended March 31, 2012 was 74%, a decrease of 1% compared to the same period in 2011, due primarily to the higher cost of efavirenz and changes in product mix as Atripla and Complera increase as a percentage of revenue, while Truvada decreases.

Research and Development Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2012	2011	Change
Research and development	$458,211	$254,446	80%
We manage our R&D expenses by identifying the R&D activities we anticipate will be performed during a given period and then prioritizing efforts based on scientific data, probability of successful development, market potential, available human and capital resources and other similar considerations. We continually review our R&D pipeline and the status of development and, as necessary, reallocate resources among the R&D portfolio that we believe will best support the future growth of our business.
R&D expenses summarized above consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, materials and supplies, licenses and fees, milestone payments under collaboration arrangements and overhead allocations consisting of various support and facilities-related costs.
R&D expenses for the three months ended March 31, 2012 increased by $203.8 million, or 80%, compared to the same period in 2011, due primarily to stock-based compensation expense of $100.1 million resulting from the Pharmasset acquisition; a $55.4 million increase in clinical studies and outside services mainly related to study progression in liver disease; and a $34.5 million increase in personnel expenses due to higher headcount and expenses to support the growth of our business.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2012	2011	Change
Selling, general and administrative	$443,121	$295,568	50%
SG&A expenses are comprised primarily of compensation and benefits associated with sales and marketing, finance, human resources, legal and other administrative personnel; facilities and overhead costs; outside marketing, advertising and legal expenses; and other general and administrative costs.
SG&A expenses for the three months ended March 31, 2012 increased by $147.6 million or 50%, compared to the same period in 2011, due primarily to stock-based compensation expense of $93.8 million resulting from the Pharmasset acquisition; a $15.3 million increase in the pharmaceutical excise tax; a $12.0 million increase in compensation and benefits expenses as a result of higher headcount to support the ongoing growth of our business; and a $9.9 million increase in transaction costs related to our acquisition of Pharmasset.
Interest Expense
Our interest expense was $97.3 million and $41.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase in interest expense for the three months ended March 31, 2012 compared to the same period in 2011 was due primarily to the additional debt we issued in connection with our acquisition of Pharmasset, which included $3.70 billion in senior unsecured notes issued in December 2011 and $2.15 billion in bank debt issued in January 2012. The increase in interest expense was also due to the $1.00 billion in senior unsecured notes we issued in March 2011 which are due in April 2021 (April 2021 Notes), partially offset by a decrease of $9.6 million in interest expense related to the maturity of our convertible senior notes due in May 2011.
Other Income (Expense), Net
Other income (expense), net, for the three months ended March 31, 2012 was a net expense of $34.1 million compared to net income of $13.8 million for the three months ended March 31, 2011, due primarily to a $40.1 million loss related to Greece's restructuring of its sovereign debt . The change in other income (expense), net, was also due to a decrease of $12.2 million in interest income from a lower average yield and a lower cash balance as we funded the Pharmasset acquisition.

Provision for Income Taxes
Our provision for income taxes was $231.3 million and $227.3 million for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rate was 34.6% and 26.0% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate for the three months ended March 31, 2012 was higher than the effective tax rate for the same period in 2011 as a result of the expiration of the federal research tax credit as of December 31, 2011, lower earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States as a percentage of total earnings, and the stock-based compensation expense related to the Pharmasset acquisition for which we receive no tax benefit.
The effective tax rate for the three months ended March 31, 2012 differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes and the stock-based compensation expense related to the Pharmasset acquisition for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future. Our cash, cash equivalents and marketable securities decreased significantly in the first quarter of 2012 as we completed our acquisition of Pharmasset in January 2012. Below is additional information describing our cash, cash equivalents and marketable securities, working capital and primary sources and uses of cash.
The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	March 31, 2012	December 31, 2011
Cash, cash equivalents and marketable securities	$1,500,110	$9,963,972
Working capital	$1,638,628	$11,403,995

	Three Months Ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$452,969	$820,542
Investing activities	$(10,743,116)	$(300,381)
Financing activities	$1,855,590	$485,110
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $1.50 billion at March 31, 2012, a decrease of $8.46 billion or 85% from December 31, 2011. This decrease was primarily attributable to the acquisition of Pharmasset for $11.1 billion and the repayment of our bank debt for $350.0 million. This decrease was partially offset by cash provided by operations of $453.0 million, which included the impact of the $193.9 million stock-based compensation expense related to Pharmasset, and net proceeds of $2.14 billion from the issuance of bank debt in connection with our acquisition of Pharmasset.
Working Capital
Working capital was $1.64 billion at March 31, 2012. The decrease of $9.77 billion from December 31, 2011 was primarily attributable to:

•	a decrease of $11.1 billion in cash due to the Pharmasset acquisition; and

•	an increase of $1.35 billion related to the current portion of the bank debt incurred to finance the Pharmasset acquisition as we expect to repay the majority of our bank debt within the next year.

Cash Provided by Operating Activities
Cash provided by operating activities of $453.0 million for the three months ended March 31, 2012 primarily related to net income of $437.5 million, adjusted for non-cash items such as $66.2 million of depreciation and amortization expenses, $48.7 million of non-cash stock-based compensation expenses and $51.4 million of deferred income taxes. This was partially offset by $159.5 million of net cash outflow related to changes in operating assets and liabilities and $23.3 million of excess tax benefits from stock option exercises which we reclassified to cash provided by financing activities.
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
Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2012 was $10.74 billion, consisting primarily of $10.75 billion used in our acquisition of Pharmasset, net of the stock-based compensation expense and cash acquired.
Cash used in investing activities for the three months ended March 31, 2011 was $300.4 million, consisting of a net use of $64.4 million in purchases of marketable securities, $221.1 million used in our acquisition of Arresto Biosciences, Inc. and $14.9 million of capital expenditures.
Cash Provided by Financing Activities
Cash provided by financing activities for the three months ended March 31, 2012 was $1.86 billion, driven primarily by net proceeds of $2.14 billion from the issuance of bank debt in conjunction with the Pharmasset acquisition and $132.5 million in proceeds from issuances of common stock under our employee stock plans. The cash proceeds were partially offset by the $350.0 million used to repay bank debt during the quarter.
Cash provided by financing activities for the three months ended March 31, 2011 was $485.1 million, driven primarily by the $987.4 million of net proceeds from the issuance of our April 2021 Notes, partially offset by $548.7 million in cash used to repurchase our common stock under our stock repurchase program, including commissions.
During the first quarter of 2012, we made $20.8 million in purchases under our January 2011, three-year, $5.00 billion stock repurchase program. As of March 31, 2012, the remaining authorized amount of stock repurchases that may be made under the repurchase program was $4.58 billion.
Long-Term Debt
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	March 31, 2012	December 31, 2011
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$614,791	$607,036
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	1,188,594	1,181,525
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,138,538	1,132,293
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	992,280	992,066
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,157	749,078
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	698,921	698,864
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,212	1,247,138
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,753	997,734
Term Loan Facility	Term Loan	January 2012	January 2015	Variable	650,000	—
Credit Facility	Short-Term Revolver	January 2012	January 2013	Variable	400,000	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	750,000	—
Total debt, net					$9,427,246	$7,605,734
Less current portion					1,350,000	—
Total long-term debt, net					$8,077,246	$7,605,734

We were eligible to borrow up to an aggregate of $1.25 billion in revolving credit loans under an amended and restated credit agreement that we entered into in 2007. The credit agreement also included a sub-facility for swing-line loans and letters of credit. As of December 31, 2011, we had $4.0 million in letters of credit outstanding under the credit agreement. In January 2012, we fully repaid the outstanding obligations under this credit agreement and terminated the credit agreement.
In January 2012, in conjunction with our acquisition of Pharmasset, we entered into a five-year $1.25 billion revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement), a $750.0 million short-term revolving credit facility credit agreement (the Short-Term Revolving Credit Agreement) and a $1.00 billion term loan facility (the Term Loan Credit Agreement). We borrowed $750.0 million under the Five-Year Revolving Credit Agreement, $400.0 million under the Short-Term Revolving Credit Agreement and $1.00 billion under the Term Loan Credit Agreement, upon the close of the acquisition. In March 2012, we repaid $350.0 million of the outstanding debt under the Term Loan Credit Agreement.
All three credit agreements contain customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loans bear interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the applicable credit agreement. We may reduce the commitments and may prepay loans under any of these agreements in whole or in part at any time without premium or penalty.
The Five-Year Revolving Credit Agreement was inclusive of a $30.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility. As of March 31, 2012, we had $4.0 million in letters of credit outstanding under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2017. The Short-Term Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2013; however, at our request, the maturity date may be extended until January 2014. All principal repayment installments under the Term Loan Credit Agreement will be due and payable as specified in the Term Loan Credit Agreement, with the final principal installment payment due and payable in January 2015.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the three months ended March 31, 2012 that are of significance to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.
In January 2012, we entered into credit agreements in connection with our acquisition of Pharmasset, that are subject to variable interest rates that create an exposure to interest rate risk similar to that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
In March 2012, the Greek government restructured its sovereign debt which impacted all holders of Greek bonds. As a result, we recorded a $40.1 million loss related to the debt restructuring as part of other income (expense), net on our Condensed Consolidated Statement of Income and exchanged the Greek government-issued bonds for new securities, which we liquidated during the first quarter of 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2012 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2012.

Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Atripla and Truvada. In the notice related to Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In the notice related to Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, Bristol-Myers Squibb Company and Merck & Co., Inc. filed a lawsuit against Teva for infringement of the patents related to efavirenz.
In June 2010, we received notice that Lupin Limited (Lupin) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Ranexa. In the notice, Lupin alleges that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit in U.S. District Court in New Jersey against Lupin for infringement of our patents for Ranexa.
In August 2010, we received notice that Sigmapharm Labs (Sigmapharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Hepsera. In the notice, Sigmapharm alleges that both of the patents associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm's manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit in U.S. District Court in New Jersey against Sigmapharm for infringement of our patents for Hepsera. One of the patents challenged by Sigmapharm is also being challenged by Ranbaxy, Inc. (Ranbaxy) pursuant to a notice received in October 2010. The patent challenged by Ranbaxy expires in July 2018. We have the option of filing a lawsuit at any time if we believe that Ranbaxy is infringing our patent.
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and F. Hoffmann-La Roche Ltd. filed a lawsuit in U.S. District Court in New Jersey against Natco for infringement of the patent associated with Tamiflu.

In November 2011, we received notice that Teva submitted an Abbreviated New Drug Submission (ANDS) to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Truvada product. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit in Canadian Federal Court against Teva seeking an order of prohibition against approval of this ANDS.
In December 2011, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Atripla product. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck's patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Atripla. In February 2012, we filed a lawsuit in Canadian Federal Court against Teva seeking an order of prohibition against approval of this ANDS.
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
In June 2011, we received a subpoena from the United States Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Atripla, Emtriva, Hepsera, Letairis, Truvada, Viread and Complera. We have been cooperating and will continue to cooperate with this governmental inquiry. An estimate of a possible loss or range of losses cannot be determined given we are at the early stage of the inquiry.
In February 2012, we received notice that the United States Patent and Trademark Office (PTO) had declared an Interference between our U.S. Patent No. 7,429,572 and Idenix Pharmaceuticals, Inc.'s (Idenix) pending patent application no. 12/131868. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. Our patent covers metabolites of GS-7977 and RG7128. Idenix is attempting to claim a class of compounds including these metabolites in their pending patent application. In the course of this proceeding, both parties will be called upon to submit evidence of the date they conceived of their respective inventions. The Interference will determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. If the administrative law judge determines Idenix is entitled to these patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from, and pay royalties to, Idenix to commercialize GS-7977 and RG7128. Any determination by the judge can be challenged by either party in U.S. Federal court.
In March 2012, Jeremy Clark, a former employee of Pharmasset, Inc. (Pharmasset), which we acquired in January 2012, and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in Alabama District Court in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of GS-7977 and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which were subsequently dismissed by the court. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which was denied by the court. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the Alabama court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. We cannot predict the outcome of the arbitration. If Mr. Clark is ultimately found to be the owner of the 7,429,572 patent and it is determined that we have infringed the patent, we may be required to obtain a license from and pay royalties to Mr. Clark to commercialize GS-7977 and RG7128.
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
During 2012, we expect to receive a significant amount of data from clinical trials evaluating GS-7977, an investigational nucleotide analog we acquired through our purchase of Pharmasset Inc. (Pharmasset), in HCV-infected individuals across genotypes. In February 2012, we announced that the majority of HCV genotype 1 patients with a prior “null” response to an interferon-containing regimen enrolled in an arm of our ongoing ELECTRON study experienced viral relapse within four weeks of completing 12 weeks of treatment with GS-7977 plus ribavirin. These data indicate that treatment of genotype 1 patients classified as null responders with GS-7977 plus ribavirin for 12 weeks will not be sufficient to cure their disease. In April 2012, we announced data from our ELECTRON and QUANTUM studies, which found that 88 and 59 percent of genotype 1 patients and treatment-naïve patients, respectively, taking a 12-week all-oral regimen of GS-7977 and ribavirin achieved a sustained viral response four weeks after the completion of a 12-week course of therapy. We also announced data from our ATOMIC study, which found that 90 percent of genotype 1 HCV patients achieved a sustained viral response 12 weeks after a 12-week course of therapy with GS-7977 plus ribavirin and interferon. Also in April 2012, Bristol-Myers Squibb Company (BMS) also announced data from its Phase 2 study evaluating GS-7977 in combination with daclatasvir with and without ribavirin in genotype 1 and genotype 2 and 3 treatment-naïve infected patients. The data showed that 100% of genotype 1 and 91% of genotype 2 and 3 patients achieved a sustained viral response four weeks after the completion of a 24-week course of treatment. We have also begun Phase 3 studies evaluating GS-7977 and ribavirin in genotype 2 and 3 infected patients. We also expect to initiate additional studies with GS-7977 in combination with other oral antivirals in our pipeline in the second quarter.
Regulatory authorities require that patients have a sustained viral response for 12 weeks after the cessation of therapy to be considered “cured” of the disease. If data from any of the Phase 2 or 3 studies indicate that a smaller than anticipated number of patients achieved a sustained viral response at 12 or 24 weeks post-treatment, our stock price may decline significantly. Such results could also delay the approval of GS-7977 for the treatment of genotype 1, 2 and/or 3 patients, which could delay and/or reduce revenues expected from the sale of GS-7977. Developing drugs for the treatment of HCV is a competitive field and a significant number of drugs are under development. Depending on the length of any delay in our development of GS-7977, other companies who are developing competitive compounds in HCV may be able to progress their development timelines and potentially bring compounds to market before GS-7977 or shortly thereafter.
A substantial portion of our revenues is derived from sales of our HIV products, particularly Atripla and Truvada. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.
We are currently dependent on sales of our products for the treatment of HIV infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the quarter ended March 31, 2012, Atripla and Truvada product sales together were $1.65 billion, or 72% of our total revenues. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Atripla and Truvada, for any number of reasons including, but not limited to, the following:

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

•
A large part of the market for our HIV products consists of patients who are already taking other HIV drugs. If we are not successful in encouraging physicians to change patients' regimens to include our HIV products, the sales of our HIV products will be limited.

•	As generic HIV products are introduced into major markets, our ability to maintain pricing and market share may be affected.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues may be adversely affected.
If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with idiopathic pulmonary fibrosis (IPF). In April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of cystic fibrosis (CF) in patients with Burkholderia spp. In addition, our marketing applications for our single-tablet “Quad” regimen of elvitegravir, cobicistat, tenofovir disoproxil fumarate and emtricitabine, for the treatment of HIV in treatment-naïve patients may not be approved by the FDA or other regulatory authorities. Further, even if marketing approval is granted, there may be significant limitations on its use. Further, we may be unable to file our marketing applications for elvitegravir and cobicistat in the currently anticipated timelines and marketing approval for the products may not be granted.
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

The amount of the industry fee imposed on the pharmaceutical industry as a whole will increase to $2.8 billion in 2012, with additional increases over the next several years to a peak of $4.1 billion per year in 2018, and then decrease to $2.8 billion in 2019 and thereafter. As the amount of the industry fee increases, our product sales increase and drug patents expire on major drugs, such as Lipitor, we expect our portion of the excise tax to increase as well. We estimate the pharmaceutical excise tax to be $80-$100 million in 2012, compared to $50 million in 2011. The excise tax is not tax deductible.
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
A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In the United States, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. Given the current economic downturn, we have experienced a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. As a result of this shift, revenue growth may be lower than prescription growth. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida's ADAP into industry-supported patient assistance programs. Due to the insufficiency of federal and state funds and as many states have reduced eligibility criteria, we have also seen and may continue to see an increase in the number of patients on state ADAP wait lists. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.
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
Approximately 42% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.
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
In the quarter ended March 31, 2012, approximately 84% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2010, our wholesalers increased their inventory levels for our antiviral products. In the first quarter of 2011, our wholesalers drew down on their inventory such that inventory levels for our antiviral products moved to the lower end of the contractual boundaries set by our inventory management agreements. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
In addition, the non-retail sector in the United States, which includes government institutions, including state ADAPs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. For example, in the first quarter of 2012, we observed large non-retail purchases by a number of state ADAPs. We believe such purchases were driven by the grant cycle for federal ADAP funds rather than being completely demand-driven, and therefore such purchases could be lower in the second quarter of 2012. Federal and state budget pressures, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand. As a result, we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future.
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
We also face competition from generic HIV products. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and generic lamivudine is now available in the United States, Spain and Portugal, and recently received pricing approval in Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey, which resulted in an increase in the rebate for Viread in Turkey.
For Viread and Hepsera for treatment of chronic hepatitis B, we compete primarily with products produced by GSK, BMS and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer. In addition, we are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of such formulations in Greece and Taiwan. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with a product produced by Actelion Pharmaceuticals US, Inc. and indirectly with pulmonary arterial hypertension products from United Therapeutics Corporation and Pfizer. Ranexa competes predominantly with generic compounds from three distinct classes of drugs, beta-blockers, calcium channel blockers and long-acting nitrates for the treatment of chronic angina in the United States. Cayston competes with a product marketed by Novartis. Tamiflu competes with products sold by GSK and generic competitors.

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
On September 27, 2007, President Bush signed into law the Food and Drug Administration Amendments Act of 2007, which significantly expanded the FDA's authority, including, among other things, to:

•	require sponsors of marketed products to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk;

•	mandate labeling changes to products, at any point in a product's lifecycle, based on new safety information; and

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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with IPF and, in April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of CF in patients with Burkholderia spp. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including GS-7977 for the treatment of hepatitis C; aztreonam for inhalation solution for the treatment of bronchiectasis; ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention and type II diabetes; and GS-1101 for the treatment of chronic lymphocytic leukemia, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
Due to our reliance on third-party contract research organizations to conduct our clinical trials, we are unable to directly control the timing, conduct, expense and quality of our clinical trials.
We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third-party contract research organizations (CROs) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs' processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely impacted.

Expenses associated with clinical trials may cause our earnings to fluctuate, which could adversely affect our stock price.
The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are very expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter, and the FDA and/or other regulatory agencies may require more clinical testing than we originally anticipated. Uneven and unexpected spending on these programs, including on the clinical trials that will be necessary to advance GS-7977 and our other product candidates for the treatment of HCV, may cause our operating results to fluctuate from quarter to quarter, and our stock price may decline.
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
We also rely on collaborative relationships with major pharmaceutical companies for development and commercialization of certain product candidates. Gilead (as successor to Pharmasset) is a party to a collaboration agreement with Roche to develop PSI-6130 and its prodrugs for the treatment of chronic HCV infection. The collaborative research efforts under this agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of GS-7977 and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. However, if Roche were to successfully assert that it contributed to the inventorship of GS-7977 and either independently develop GS-7977 or file an abbreviated new drug application (ANDA) to market GS-7977, Roche could at some point in the future market that product and begin competing against us prior to the expiration of our patents for GS-7977. Such marketing activity by Roche could materially reduce the revenues we expect to receive from the sale of GS-7977, which could adversely affect our results of operations.
Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories in Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and South Korea. In November 2009, we entered into an agreement with GSK that provided GSK with exclusive commercialization rights and registration responsibilities for Viread for the treatment of chronic hepatitis B in China. In October 2010, we granted similar rights to GSK in Japan and Saudi Arabia. The success of Hepsera and Viread for the treatment of chronic hepatitis B in these territories depends almost entirely on the efforts of GSK. In this regard, GSK promotes Epivir-HBV/Zeffix, a product that competes with Hepsera and Viread for the treatment of chronic hepatitis B. Consequently, GSK's marketing strategy for Hepsera and Viread for the treatment of chronic hepatitis B may be influenced by its promotion of Epivir-HBV/Zeffix. We receive royalties from GSK equal to a percentage of GSK's net sales of Hepsera and Viread for the treatment of chronic hepatitis B as well as net sales of GSK's Epivir-HBV/Zeffix. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera or Viread for the treatment of chronic hepatitis B in its territories, our potential revenues in these territories may be substantially reduced.
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
Although we were successful in responding to the PTO actions in the instance above, similar organizations may still challenge our patents in U.S. and foreign jurisdictions. For example, in April 2008, the Brazilian Health Ministry, citing the U.S. patent re-examination proceedings as grounds for rejection, requested that the Brazilian patent authority issue a decision that is not supportive of our patent application for tenofovir disoproxil fumarate in Brazil. In August 2008, an examiner in the Brazilian patent authority issued a final rejection of our fumarate salt patent application, the only patent application for tenofovir disoproxil fumarate we have filed in Brazil. We then filed an appeal within the patent authority responding to the questions raised in the rejection. In July 2009, the Brazilian patent authority again rejected the application. This was the highest level of appeal available to us within the Brazilian patent authority. We have filed a civil action in Brazilian federal court to further appeal the action of the Brazilian patent authority. Because we do not currently have a patent in Brazil, the Brazilian government will likely purchase all of its supply of tenofovir disoproxil fumarate from generic manufacturers.

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
From time to time, we may become involved in disputes with inventors on our patents. For example, in March 2012, Jeremy Clark, a former employee of Pharmasset, which we acquired in January 2012, and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of GS-7977 and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which were subsequently dismissed by the court. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which was denied by the court. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. We cannot predict the outcome of the arbitration. If Mr. Clark is ultimately found to be the owner of the 7,429,572 patent and it is determined that we have infringed the patent, we may be required to obtain a license from and pay royalties to Mr. Clark to commercialize GS-7977 and RG7128.
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
As part of the approval process of some of our products, the FDA granted an exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. From time to time, we have received notices from manufacturers indicating that they intend to import chemical intermediates possibly for use in making our products. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an ANDA, the application form typically used by manufacturers seeking approval of a generic drug.
For example, in November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Atripla and Truvada. In the notice related to Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In the notice related to Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, BMS and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz.
In June 2010, we received notice that Lupin Limited (Lupin) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Ranexa. In the notice, Lupin alleges that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin for infringement of our patents for Ranexa.
In August 2010, we received notice that Sigmapharm Labs (Sigmapharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Hepsera. In the notice, Sigmapharm alleges that both of the patents associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm's manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit against Sigmapharm for infringement of our patents for Hepsera. One of the patents challenged by Sigmapharm is also being challenged by Ranbaxy, Inc. (Ranbaxy) pursuant to a notice received in October 2010. The patent challenged by Ranbaxy expires in July 2018. We have the option of filing a lawsuit at any time if we believe that Ranbaxy is infringing our patent.
In February 2011, we received notice that Natco Pharma Limited (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and Roche filed a lawsuit against Natco for infringement of the patent associated with Tamiflu.
In November 2011, we received notice that Teva submitted an Abbreviated New Drug Submission (ANDS) to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Truvada product. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva seeking an order of prohibition against approval of this ANDS.
In December 2011, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Atripla product. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck's patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Atripla. In February 2012, we filed a lawsuit against Teva seeking an order of prohibition against approval of this ANDS.
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
In some instances, we may be required to defend our right to a patent on an invention through an Interference proceeding before the PTO. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. In February 2012, we received notice that the PTO had declared an Interference between our U.S. Patent No. 7,429,572 and Idenix Pharmaceuticals, Inc.'s (Idenix) pending patent application no. 12/131868. Our patent covers metabolites of GS-7977 and RG7128. Idenix is attempting to claim a class of compounds including these metabolites in their pending patent application. In the course of this proceeding, both parties will be called upon to submit evidence of the date they conceived of their respective inventions. The Interference will determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. If the administrative law judge determines Idenix is entitled to these patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from, and pay royalties to, Idenix to commercialize GS-7977 and RG7128. Any determination by the judge can be challenged by either party in U.S. Federal court.
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
In addition, we, our third-party manufacturers and our corporate partners may only be able to produce some of our products at one or a limited number of facilities and, therefore, have limited manufacturing capacity for certain products. For example, due to unexpected delays both in qualifying two new external sites and with expanding Cayston manufacturing in San Dimas, we cannot supply enough Cayston to fulfill our projected demand. In February 2012, we suspended access for patients with new prescriptions for Cayston subject to certain exceptions where specific medical need exists. Patients may use other alternative treatment options until we are able to resolve the supply shortage. As a result of our inability to manufacture sufficient Cayston to meet demand, the amount of revenues we expect to receive from the sale of Cayston will be reduced.
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in January and February 2010, the FDA conducted a routine inspection of our San Dimas manufacturing facility, where we exclusively manufacture Cayston and AmBisome and fill and finish Macugen. At the conclusion of that inspection, the FDA issued Form 483 Inspectional Observations stating concerns over: the maintenance of aseptic processing conditions in the manufacturing suite for our AmBisome product; environmental maintenance issues in the San Dimas warehousing facility; batch sampling; and the timeliness of completion of annual product quality reports. On September 24, 2010, our San Dimas manufacturing facility received a Warning Letter from the FDA further detailing the FDA's concerns over the AmBisome manufacturing environment, including control systems and monitoring, procedures to prevent microbiological contamination and preventative cleaning and equipment maintenance. Referencing certain Viread lots, the letter also stated concerns connected with quality procedures, controls and investigation procedures, and a generalized concern over the effectiveness of the San Dimas quality unit in carrying out its responsibilities. In November and December 2010, the FDA re-inspected the San Dimas facility. The re-inspection closed with no additional Form 483 observations. In August 2011, the FDA notified us that we resolved all issues raised by the FDA in its Warning Letter.
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
Our European product sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Portugal and Spain have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of March 31, 2012, our accounts receivable in these countries totaled approximately $1.25 billion of which, $719.5 million were past due greater than 120 days and $313.3 million were past due greater than 365 days as follows (in thousands):

	March 31, 2012
	Greater than 120 days past due	Greater than 365 days past due
Italy	$122,165	$34,226
Spain	466,811	233,612
Portugal	114,088	43,008
Greece	16,390	2,475
Total	$719,454	$313,321
As a result of the fiscal and debt crises in these countries, the number of days our invoices are past due has continued to increase in line with that being experienced by other pharmaceutical companies that are also selling directly to hospitals. Historically, receivable balances with certain publicly-owned hospitals accumulate over a period of time and are then subsequently settled as large lump sum payments. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected. For example, in 2011, the Greek government settled substantially all of its outstanding receivables subject to the bond settlement with zero-coupon bonds that traded at a discount to face value. In March 2012, the Greek government restructured its sovereign debt which impacted all holders of Greek bonds. As a result, we recorded a $40.1 million loss related to the debt restructuring as part of other income (expense), net on our Condensed Consolidated Statement of Income and exchanged the Greek government-issued bonds for new securities, which we liquidated during the first quarter of 2012. In Spain, Italy and Portugal, we are actively pursuing collection of the overdue receivables and taking action as necessary to enforce our legal right to payment.
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
In November 2008, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In December 2008, we filed a lawsuit against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Atripla. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to Atripla and Truvada. In the notice related to Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In the notice related to Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In March 2010, we filed a lawsuit against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, BMS and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz.
In June 2010, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Ranexa. In the notice, Lupin alleges that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin for infringement of our patents for Ranexa.
In August 2010, we received notice that Sigmapharm submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Hepsera. In the notice, Sigmapharm alleges that both of the patents associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm's manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit against Sigmapharm for infringement of our patents for Hepsera. One of the patents challenged by Sigmapharm is also being challenged by Ranbaxy pursuant to a notice received in October 2010. The patent challenged by Ranbaxy expires in July 2018. We are considering our options for enforcing our patent.
In February 2011, we received notice that Natco submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and Roche filed a lawsuit against Natco for infringement of the patent associated with Tamiflu.
In November 2011, we received notice that Teva submitted an Abbreviated New Drug Submission (ANDS) to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Truvada product. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva seeking an order of prohibition against approval of this ANDS.
In December 2011, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of our Atripla product. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck's patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Atripla. In February 2012, we filed a lawsuit against Teva seeking an order of prohibition against approval of this ANDS.
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
In addition, in June 2011, we received a subpoena from the United States Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Atripla, Emtriva, Hepsera, Letairis, Truvada, Viread and Complera.
In February 2012, we received notice that the PTO had declared an Interference between our U.S. Patent No. 7,429,572 and Idenix's pending patent application no. 12/131868. Our patent covers metabolites of GS-7977 and RG7128. Idenix is attempting to claim a class of compounds including these metabolites in their pending patent application. In the course of this proceeding, both parties will be called upon to submit evidence of the date they conceived of their respective inventions. The Interference will determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. If the administrative law judge determines Idenix is entitled to these patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from, and pay royalties to, Idenix to commercialize GS-7977 and RG7128. Any determination by the judge can be challenged by either party in U.S. Federal court.

In February 2008, Jeremy Clark, a former employee of Pharmasset, filed a lawsuit against Pharmasset and Dr. Schinazi seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which were subsequently dismissed by the court. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which was denied by the court. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. We cannot predict the outcome of the arbitration. If Mr. Clark is ultimately found to be the owner of the 7,429,572 patent and it is determined that we have infringed the patent, we may be required to obtain a license from and pay royalties to Mr. Clark to commercialize GS-7977 and RG7128.
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
In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. This was the highest level of appeal available to us within the Brazilian patent authority. Because we do not currently have a patent in Brazil, the Brazilian government will likely purchase all of its supply of tenofovir disoproxil fumarate from generic manufacturers.
In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic and H1N1 influenza generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government considered allowing Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada's Access to Medicines Regime. Furthermore, Roche issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India's Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche's sales of Tamiflu. Certain countries do not permit enforcement of our patents, and third-party manufacturers are able to sell generic versions of our products in those countries. Compulsory licenses or sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.
Changes in royalty revenue disproportionately affect our pre-tax income, earnings per share and gross margins.
A portion of our revenues is derived from royalty revenues recognized from collaboration agreements with third parties. Royalty revenues impact our pre-tax income, earnings per share and gross margins disproportionately more than their contributions to our revenues. Any increase or decrease to our royalty revenue could be material and could significantly impact our operating results. For example, we recognized $75.5 million in royalty revenue for the year ended December 31, 2011 related to royalties received from sales of Tamiflu by F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche). Although such royalty revenue represented approximately 1% of our total revenues in 2011, it represented approximately 2% of our pre-tax income during the period. Roche's Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Tamiflu royalties increased sharply in 2009 and the first quarter of 2010 primarily as a result of pandemic planning initiatives worldwide. Tamiflu royalties since the second quarter of 2010 have decreased due to declining pandemic planning initiatives worldwide.
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
Our worldwide operations could be subject to business interruptions stemming from natural or man-made disasters for which we may be self-insured. Our corporate headquarters and Fremont locations, which together house a majority of our research and development activities, and our San Dimas and Oceanside manufacturing facilities are located in California, a seismically active region. As we do not carry earthquake insurance and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake.
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
Issuer Purchases of Equity Securities
During the first quarter of 2012, we made $20.8 million in purchases under our January 2011, three-year, $5.00 billion stock repurchase program. As of March 31, 2012, we had repurchased $423.8 million of our common stock under the January 2011 stock repurchase program with a remaining authorized amount of $4.58 billion available for repurchases under this program.
The table below summarizes our stock repurchase activity for the three months ended March 31, 2012 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2012	13		$47.22	—		$4,596,954
February 1 – February 29, 2012	478		$54.10	218		$4,585,086
March 1 – March 31, 2012	313		$47.37	185		$4,576,191
Total	804	(1)	$51.37	403	(1)

(1)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
√(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(2)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

(3)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 12, 2011

(4)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(5)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(3)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5
Indenture related to the Convertible Senior Notes due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(10)	4.6
Indenture related to the Convertible Senior Notes due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

(10)	4.7
Indenture related to the Convertible Senior Notes due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(11)	4.8	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(11)	4.9	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(12)	4.10
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2014 Note, Form of 2016 Note, Form of 2021 Note, Form of 2041 Note)

(13)	10.1	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(13)	10.2	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(14)	10.3	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(14)	10.4	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(14)	10.5	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

Exhibit Footnote	Exhibit Number	Description of Document
(14)	10.6	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(14)	10.7	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(14)	10.8	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(14)	10.9	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(14)	10.10	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(15)	10.11	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.12	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(15)	10.13	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.14	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(15)	10.15	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(15)	10.16	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(15)	10.17	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(15)	10.18	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(15)	10.19	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.20	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(15)	10.21	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.22	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(15)	10.23	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.24	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(15)	10.25	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.26	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(16)	10.27
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

Exhibit Footnote	Exhibit Number	Description of Document
(16)	10.28
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

(16)	10.29
Term Loan Facility Credit Agreement, among Registrant, as Borrower, Bank of America, N.A., certain other lenders parties thereto, Barclays Capital, as Syndication Agent, and Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo Bank, N.A., as Co-Documentation Agents, dated as of January 12, 2012

(16)	10.30	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

(16)	10.31	Parent Guaranty Agreement (Short-Term Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(17)	10.32	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(18)	10.33	Form of option agreements used under the 1991 Stock Option Plan

*(17)	10.34	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(19)	10.35	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(20)	10.36	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(21)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(22)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(23)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(24)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(25)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(22)	10.42	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(22)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(22)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(23)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(23)	10.46	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(23)	10.47	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(23)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

Exhibit Footnote	Exhibit Number	Description of Document
*(24)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(25)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(26)	10.52	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(23)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(27)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(25)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(24)	10.56	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(28)	10.57	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(29)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(29)	10.59	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(29)	10.60	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(30)	10.61	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*	10.62	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(21)	10.63	Gilead Sciences, Inc. Corporate Bonus Plan

*(3)	10.64	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(31)	10.65	2012 Base Salaries for the Named Executive Officers

*(32)	10.66	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(18)	10.67	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(18)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(24)	10.69	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(33)	10.70
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(22)	10.71	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

(34)	10.72
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

(35)	10.73	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

Exhibit Footnote	Exhibit Number	Description of Document

(33)	10.74	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

(33)	10.75	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(36)	10.76	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(37)	10.77	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(38)	10.78
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(39)	10.79	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(39)	10.80
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

(40)	10.81	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(41)	10.82	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(41)	10.83	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(41)	10.84	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(41)	10.85	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(42)	10.86	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

(42)	10.87	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

(43)	10.88	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(43)	10.89	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

(44)	10.90	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(37)	10.91	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(45)	10.92	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

(41)	10.93	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 1, 2011

(46)	10.94	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(39)	10.95	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

Exhibit Footnote	Exhibit Number	Description of Document
(47)	10.96	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

(30)	10.97	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

(25)	10.98	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

(48)	10.99	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

(36)	10.100	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

(13)	10.101	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

(14)	10.102	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(30)	10.103	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Other Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference. [update reference to 10-Q]

(25)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(31)	Information is included in Registrant's Current Report on Form 8-K filed on February 1, 2012, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(42)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(43)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(44)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

√
The Agreement and Plan of Merger (the Merger Agreement) contains representations and warranties of Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Merger Agreement and have been used for the purpose of allocating risk among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc. rather than establishing matters as facts.

†
The Agreement and Plan of Merger (the Pharmasset Merger Agreement) contains representations and warranties of Registrant, Merger Sub and Pharmasset, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Pharmasset Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Merger Sub and Pharmasset, Inc.. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Pharmasset Merger Agreement and have been used for the purpose of allocating risk among Registrant, Merger Sub and Pharmasset, Inc. rather than establishing matters as facts.

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

***	XBRL information is filed herewith.

+
Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 4, 2012	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2012	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
√(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(2)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

(3)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 12, 2011

(4)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(5)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(3)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5
Indenture related to the Convertible Senior Notes due 2013, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(10)	4.6
Indenture related to the Convertible Senior Notes due 2014, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

(10)	4.7
Indenture related to the Convertible Senior Notes due 2016, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(11)	4.8	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(11)	4.9	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(12)	4.10
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2014 Note, Form of 2016 Note, Form of 2021 Note, Form of 2041 Note)

(13)	10.1	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(13)	10.2	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(14)	10.3	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(14)	10.4	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(14)	10.5	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

Exhibit Footnote	Exhibit Number	Description of Document
(14)	10.6	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(14)	10.7	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(14)	10.8	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(14)	10.9	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(14)	10.10	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(15)	10.11	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.12	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(15)	10.13	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.14	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(15)	10.15	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(15)	10.16	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(15)	10.17	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(15)	10.18	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(15)	10.19	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.20	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(15)	10.21	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.22	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(15)	10.23	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.24	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(15)	10.25	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(15)	10.26	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(16)	10.27
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

Exhibit Footnote	Exhibit Number	Description of Document
(16)	10.28
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

(16)	10.29
Term Loan Facility Credit Agreement, among Registrant, as Borrower, Bank of America, N.A., certain other lenders parties thereto, Barclays Capital, as Syndication Agent, and Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo Bank, N.A., as Co-Documentation Agents, dated as of January 12, 2012

(16)	10.30	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

(16)	10.31	Parent Guaranty Agreement (Short-Term Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(17)	10.32	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(18)	10.33	Form of option agreements used under the 1991 Stock Option Plan

*(17)	10.34	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(19)	10.35	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(20)	10.36	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(21)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(22)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(23)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(24)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(25)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(22)	10.42	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(22)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(22)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(23)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(23)	10.46	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2009)

*(23)	10.47	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors)

*(23)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(24)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

Exhibit Footnote	Exhibit Number	Description of Document
*(25)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(26)	10.52	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(23)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(27)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(25)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(24)	10.56	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(28)	10.57	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(29)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(29)	10.59	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(29)	10.60	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(30)	10.61	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*	10.62	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(21)	10.63	Gilead Sciences, Inc. Corporate Bonus Plan

*(3)	10.64	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(31)	10.65	2012 Base Salaries for the Named Executive Officers

*(32)	10.66	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(18)	10.67	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(18)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(24)	10.69	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(33)	10.70
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(22)	10.71	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

(34)	10.72
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

(35)	10.73	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(33)	10.74	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

Exhibit Footnote	Exhibit Number	Description of Document
(33)	10.75	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(36)	10.76	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(37)	10.77	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(38)	10.78
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(39)	10.79	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(39)	10.80
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

(40)	10.81	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(41)	10.82	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(41)	10.83	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(41)	10.84	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(41)	10.85	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(42)	10.86	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

(42)	10.87	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

(43)	10.88	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(43)	10.89	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

(44)	10.90	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(37)	10.91	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(45)	10.92	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

(41)	10.93	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 1, 2011

(46)	10.94	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(39)	10.95	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

(47)	10.96	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

(30)	10.97	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

(25)	10.98	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

Exhibit Footnote	Exhibit Number	Description of Document
(48)	10.99	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

(36)	10.100	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

(13)	10.101	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

(14)	10.102	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(30)	10.103	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Other Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 22, 1994, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 11, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on October 22, 1999, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on October 31, 2003, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-135412) filed on June 28, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference. [update reference to 10-Q]

(25)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(31)	Information is included in Registrant's Current Report on Form 8-K filed on February 1, 2012, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(42)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(43)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(44)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

√
The Agreement and Plan of Merger (the Merger Agreement) contains representations and warranties of Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Merger Agreement and have been used for the purpose of allocating risk among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc. rather than establishing matters as facts.

†
The Agreement and Plan of Merger (the Pharmasset Merger Agreement) contains representations and warranties of Registrant, Merger Sub and Pharmasset, Inc. made solely to each other as of specific dates. Those representations and warranties were made solely for purposes of the Pharmasset Merger Agreement and may be subject to important qualifications and limitations agreed to by Registrant, Merger Sub and Pharmasset, Inc.. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a standard of materiality provided for in the Pharmasset Merger Agreement and have been used for the purpose of allocating risk among Registrant, Merger Sub and Pharmasset, Inc. rather than establishing matters as facts.

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

***	XBRL information is filed herewith.

+
Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the SEC without the Mark pursuant to Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.