Form 10-Q
period 2012-06-30
GILEAD SCIENCES INC
filed 2012-08-01
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________  to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 20, 2012: 756,568,507

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,625,500	$9,883,777
Short-term marketable securities	82,044	16,491
Accounts receivable, net	1,702,818	1,951,167
Inventories	1,603,401	1,389,983
Deferred tax assets	213,448	208,155
Prepaid taxes	306,256	246,444
Prepaid expenses	83,732	95,922
Other current assets	226,903	126,846
Total current assets	5,844,102	13,918,785
Property, plant and equipment, net	811,799	774,406
Noncurrent portion of prepaid royalties	164,263	174,584
Noncurrent deferred tax assets	116,263	144,015
Long-term marketable securities	564,130	63,704
Intangible assets, net	11,751,191	1,062,864
Goodwill	1,078,919	1,004,102
Other noncurrent assets	171,283	160,674
Total assets	$20,501,950	$17,303,134
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,367,353	$1,206,052
Accrued government rebates	771,827	547,473
Accrued compensation and employee benefits	144,834	173,316
Income taxes payable	11,847	40,583
Other accrued liabilities	624,337	471,129
Deferred revenues	93,660	74,665
Current portion of long-term debt and other obligations, net	1,972,816	1,572
Total current liabilities	4,986,674	2,514,790
Long-term deferred revenues	23,662	31,870
Long-term debt, net	7,126,377	7,605,734
Long-term income taxes payable	126,655	135,655
Other long-term obligations	155,195	147,736
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 756,153 and 753,106 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	756	753
Additional paid-in capital	5,213,910	4,903,143
Accumulated other comprehensive income	124,377	58,200
Retained earnings	2,663,077	1,776,760
Total Gilead stockholders’ equity	8,002,120	6,738,856
Noncontrolling interest	81,267	128,493
Total stockholders’ equity	8,083,387	6,867,349
Total liabilities and stockholders’ equity	$20,501,950	$17,303,134
See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Product sales	$2,321,240	$2,039,588	$4,529,582	$3,903,166
Royalty revenues	81,106	94,321	152,211	152,986
Contract and other revenues	2,840	3,344	5,842	7,195
Total revenues	2,405,186	2,137,253	4,687,635	4,063,347
Costs and expenses:
Cost of goods sold	617,345	533,863	1,198,276	1,007,974
Research and development	396,244	282,403	854,455	536,849
Selling, general and administrative	332,505	304,269	775,626	599,837
Total costs and expenses	1,346,094	1,120,535	2,828,357	2,144,660
Income from operations	1,059,092	1,016,718	1,859,278	1,918,687
Interest expense	(88,418)	(46,107)	(185,688)	(87,323)
Other income (expense), net	(1,075)	11,978	(35,160)	25,810
Income before provision for income taxes	969,599	982,589	1,638,430	1,857,174
Provision for income taxes	263,525	240,130	494,825	467,412
Net income	706,074	742,459	1,143,605	1,389,762
Net loss attributable to noncontrolling interest	5,490	3,768	9,915	7,606
Net income attributable to Gilead	$711,564	$746,227	$1,153,520	$1,397,368
Net income per share attributable to Gilead common stockholders—basic	$0.94	$0.95	$1.52	$1.77
Shares used in per share calculation—basic	756,951	784,807	756,619	790,430
Net income per share attributable to Gilead common stockholders—diluted	$0.91	$0.93	$1.48	$1.73
Shares used in per share calculation—diluted	780,506	800,800	779,246	806,462

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$706,074	$742,459	$1,143,605	$1,389,762
Other comprehensive income:
Net foreign currency translation gain (loss)	(2,642)	(4,358)	2,256	2,836
Available-for-sale securities:
Net unrealized gain (loss), net of tax impact of $(79) and $(5,945) for the three months ended June 30, 2012 and 2011, and $188 and $(6,254) for the six months ended June 30, 2012 and 2011, respectively	134	2,346	(329)	723
Reclassifications to net income, net of tax impact of $(29) and $(1,774) for the three months ended June 30, 2012 and 2011, and $(547) and $(2,611) for the six months ended June 30, 2012 and 2011, respectively	(50)	(3,068)	30,549	(4,565)
Net change	84	(722)	30,220	(3,842)
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $(4,074) and $2,609 for the three months ended June 30, 2012 and 2011, and $(2,318) and $101 for the six months ended June 30, 2012 and 2011, respectively	107,855	(46,857)	58,993	(174,194)
Reclassification to net income, net of tax impact of $(548) and $1,105 for the three months ended June 30, 2012 and 2011, and $(994) and $6 for the six months ended June 30, 2012 and 2011, respectively	(14,511)	19,840	(25,292)	11,010
Net change	93,344	(27,017)	33,701	(163,184)
Other comprehensive income (loss)	90,786	(32,097)	66,177	(164,190)
Comprehensive income	796,860	710,362	1,209,782	1,225,572
Comprehensive loss attributable to noncontrolling interest	5,490	3,768	9,915	7,606
Comprehensive income attributable to Gilead	$802,350	$714,130	$1,219,697	$1,233,178

See accompanying notes.

GILEAD SCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities:
Net income	$1,143,605	$1,389,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	39,937	36,030
Amortization expense	93,642	119,776
Stock-based compensation expense	97,134	99,595
Excess tax benefits from stock-based compensation	(35,439)	(20,298)
Tax benefits from employee stock plans	30,804	17,796
Deferred income taxes	21,966	40,008
Other	1,064	6,150
Changes in operating assets and liabilities:
Accounts receivable, net	180,167	(221,966)
Inventories	(213,190)	(114,644)
Prepaid expenses and other assets	(32,329)	10,884
Accounts payable	230,614	295,648
Income taxes payable	(102,093)	51,585
Accrued liabilities	276,944	98,541
Deferred revenues	10,794	(45,070)
Net cash provided by operating activities	1,743,620	1,763,797
Investing Activities:
Purchases of marketable securities	(607,078)	(2,714,090)
Proceeds from sales of marketable securities	63,274	2,225,064
Proceeds from maturities of marketable securities	2,951	348,968
Acquisitions, net of cash acquired	(10,751,636)	(588,608)
Purchases of other investments	(25,000)	—
Capital expenditures	(60,591)	(41,505)
Net cash used in investing activities	(11,378,080)	(770,171)
Financing Activities:
Proceeds from issuances of senior notes, net of issuance costs	—	987,370
Proceeds from issuances of common stock	201,791	115,912
Proceeds from credit facilities, net of issuance costs	1,146,844	—
Proceeds from term loan, net of issuance costs	997,889	—
Repayments of term loan	(700,000)	—
Repurchases of common stock	(261,791)	(1,272,862)
Repayments of convertible senior notes	—	(649,987)
Repayments of other long-term obligations	(2,151)	(1,567)
Excess tax benefits from stock-based compensation	35,439	20,298
Distributions to noncontrolling interest	(37,310)	(86,016)
Net cash provided by (used in) financing activities	1,380,711	(886,852)
Effect of exchange rate changes on cash	(4,528)	(108,874)
Net change in cash and cash equivalents	(8,258,277)	(2,100)
Cash and cash equivalents at beginning of period	9,883,777	907,879
Cash and cash equivalents at end of period	$1,625,500	$905,779

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
The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC). Certain amounts within our Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.
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
In 2011, our convertible senior notes due in May 2011 (May 2011 Notes) matured and the related warrants expired. As a result, we have only considered their impact for the period they were outstanding on our net income per share calculations. Our common stock resulting from the assumed settlement of the conversion spread of the May 2011 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price of $38.75. During the three and six months ended June 30, 2011, the average market price of our common stock exceeded the conversion price of the May 2011 Notes and the dilutive effect is included in the accompanying table. Warrants related to the May 2011 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price of $50.80. The average market price of our common stock during the three and six months ended June 30, 2011 did not exceed the exercise price of the warrants related to the May 2011 Notes; therefore, these warrants did not have a dilutive effect on our net income per share for those periods.

During the three and six months ended June 30, 2012, the average market price of our common stock exceeded the conversion prices of the May 2013 Notes, May 2014 Notes and May 2016 Notes and the dilutive effects are included in the accompanying table. During the three and six months ended June 30, 2011, the average market price of our common stock exceeded the conversion price of the May 2013 Notes and the dilutive effect is included in the accompanying table. During the three and six months ended June 30, 2011, the average market price of our common stock did not exceed the conversion prices of the May 2014 Notes and May 2016 Notes and therefore, these notes did not have a dilutive effect on our net income per share for those periods.
Warrants relating to the May 2013 Notes, May 2014 Notes and May 2016 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $53.90, $56.76 and $60.10, respectively. The average market prices of our common stock during each of the three and six months ended June 30, 2012 and 2011 did not exceed the warrants’ exercise prices relating to any of the Convertible Notes; therefore, these warrants did not have a dilutive effect on our net income per share for those periods.
Stock options to purchase approximately 9.2 million weighted-average shares of our common stock were outstanding during both the three and six months ended June 30, 2012, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive. Stock options to purchase approximately 21.6 million and 21.8 million weighted-average shares of our common stock were outstanding during the three and six months ended June 30, 2011, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Gilead	$711,564	$746,227	$1,153,520	$1,397,368
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	756,951	784,807	756,619	790,430
Effect of dilutive securities:
Stock options and equivalents	14,386	14,461	14,882	14,817
Conversion spread related to the May 2011 Notes	—	432	—	402
Conversion spread related to the May 2013 Notes	4,029	1,100	3,735	813
Conversion spread related to the May 2014 Notes	2,672	—	2,107	—
Conversion spread related to the May 2016 Notes	2,468	—	1,903	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	780,506	800,800	779,246	806,462
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

As of June 30, 2012, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $791.8 million, of which $291.4 million were greater than 120 days past due and $114.6 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2012.
In June 2012, we received payment on $460.6 million in past due accounts receivable from customers based in Spain. Included in this amount were proceeds from a one-time factoring arrangement where we sold receivables with a carrying value of $319.8 million, net of the allowance for doubtful accounts. We received proceeds of $349.7 million and recorded a gain of $29.9 million, resulting primarily from the reversal of the related allowance for doubtful accounts. This gain was recorded as an offset to selling, general and administrative (SG&A) expenses in our Condensed Consolidated Statement of Income. As of June 30, 2012, we had no continuing involvement with the transferred receivables, which were derecognized at the time of the sale.
Recent Accounting Pronouncements
During the three months ended June 30, 2012, there were no new accounting pronouncements issued that are expected to significantly impact our consolidated financial statements or results of operations.

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

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable, and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted product sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. The carrying value and fair value of the Convertible Notes were $2.96 billion and $4.06 billion, respectively, as of June 30, 2012. The carrying value and fair value of the Convertible Notes were $2.92 billion and $3.53 billion, respectively, as of December 31, 2011.
In March 2011, we issued senior unsecured notes due in April 2021 (April 2021 Notes) in a registered offering for an aggregate principal amount of $1.00 billion. The carrying value and fair value of the April 2021 Notes were $992.5 million and $1.11 billion, respectively, as of June 30, 2012. The carrying value and fair value of the April 2021 Notes were $992.1 million and $1.06 billion, respectively, as of December 31, 2011. In December 2011, we issued senior unsecured notes due in December 2014 (December 2014 Notes), December 2016 (December 2016 Notes), December 2021 (December 2021 Notes) and December 2041 (December 2041 Notes) in a registered offering for an aggregate principal amount of $3.70 billion. The carrying value and fair value of these notes were $3.69 billion and $4.09 billion, respectively, as of June 30, 2012. The carrying value and fair value of these notes were $3.69 billion and $3.93 billion, respectively, as of December 31, 2011. The fair values of the Convertible Notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values.
The remaining financial instruments are reported on our Condensed Consolidated Balance Sheets at amounts that approximate current fair values.

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$168,679	$—	$—	$168,679	$—	$—	$—	$—
Money market funds	1,252,482	—	—	1,252,482	7,455,982	—	—	7,455,982
Certificates of deposit	—	—	—	—	—	1,139,982	—	1,139,982
U.S. government agencies and FDIC guaranteed securities	—	203,568	—	203,568	—	—	—	—
Non-U.S. government securities	—	—	—	—	—	—	24,741	24,741
Municipal debt securities	—	8,074	—	8,074	—	—	—	—
Corporate debt securities	—	193,886	—	193,886	—	404,989	—	404,989
Residential mortgage and asset-backed securities	—	33,295	—	33,295	—	—	—	—
Student loan-backed securities	—	—	43,872	43,872	—	—	46,952	46,952
Total debt securities	1,421,161	438,823	43,872	1,903,856	7,455,982	1,544,971	71,693	9,072,646
Equity securities	—	—	—	—	8,503	—	—	8,503
Derivatives	—	134,464	—	134,464	—	100,475	—	100,475
	$1,421,161	$573,287	$43,872	$2,038,320	$7,464,485	$1,645,446	$71,693	$9,181,624
Liabilities:
Contingent consideration	$—	$—	$140,897	$140,897	$—	$—	$135,591	$135,591
Derivatives	—	4,090	—	4,090	—	5,710	—	5,710
	$—	$4,090	$140,897	$144,987	$—	$5,710	$135,591	$141,301
Level 2 Inputs
We estimate the fair values of our government related debt, corporate debt, residential mortgage and asset-backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

Substantially all of our foreign currency derivatives contracts have maturities primarily over an 18 month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by Standard & Poor's, Moody's Investors Service, Inc. or Fitch, Inc. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered Rates (LIBOR), and swap rates. These inputs, where applicable, are at commonly quoted intervals.
Level 3 Inputs
Assets measured at fair value using Level 3 inputs at June 30, 2012 were comprised of auction rate securities within our available-for-sale investment portfolio. The following table provides a rollforward of assets measured using Level 3 inputs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$48,168	$116,823	$71,693	$80,365
Total realized and unrealized gains (losses) included in:
Other income (expense), net	83	1,625	(40,013)	2,871
Other comprehensive income, net	1,155	(7,854)	34,249	(5,694)
Sales of marketable securities	(5,534)	(6,450)	(22,057)	(27,280)
Transfers into Level 3	—	1	—	53,883
Balance, end of period	$43,872	$104,145	$43,872	$104,145
Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer. The underlying assets of our auction rate securities consist of student loans. Although auction rate securities would typically be measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The underlying student loans have a weighted-average expected life of two to six years. The discount rates used in our discounted cash flow model were based on market conditions for comparable or similar term asset-backed and other fixed income securities, adjusted for an illiquidity discount. This resulted in an annual discount rate of 1.97%. Our auction rate securities reset every seven to 14 days with maturity dates ranging from 2025 through 2040 and have annual interest rates ranging from 0.28% to 0.98%. As of June 30, 2012, our auction rate securities continued to earn interest. Although there continued to be failed auctions as well as lack of market activity and liquidity, we believe we had no other-than-temporary impairments on these securities as of June 30, 2012. We have the ability to hold these securities until the recovery of their amortized cost basis.
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
As of June 30, 2012 and December 31, 2011, our auction rate securities were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheets. As of December 31, 2011, our Greek government-issued bonds were recorded in short-term and long-term marketable securities on our Condensed Consolidated Balance Sheets.

The following table provides a rollforward of our contingent consideration liabilities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$138,328	$11,100	$135,591	$11,100
Additions	—	116,008	—	116,008
Changes in valuation	2,569	(418)	5,306	(418)
Balance, end of period	$140,897	$126,690	$140,897	$126,690
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
The following table is a summary of available-for-sale debt and equity securities included in cash and cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets. During the first quarter of 2012, we liquidated a portion of our investment portfolio to partially fund the acquisition of Pharmasset, Inc. (Pharmasset) which was completed in January 2012. Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
Debt securities:
U.S. treasury securities	$168,598	$89	$(8)	$168,679
Money market funds	1,252,482	—	—	1,252,482
Certificates of deposit	—	—	—	—
U.S. government agencies securities	203,583	98	(113)	203,568
Non-U.S. government securities	—	—	—	—
Municipal debt securities	8,089	—	(15)	8,074
Corporate debt securities	193,944	142	(200)	193,886
Residential mortgage-backed and asset-backed securities	33,303	18	(26)	33,295
Student loan-backed securities	46,050	—	(2,178)	43,872
Total debt securities	1,906,049	347	(2,540)	1,903,856
Equity securities	—	—	—	—
Total	$1,906,049	$347	$(2,540)	$1,903,856
December 31, 2011
Debt securities:
U.S. treasury securities	$—	$—	$—	$—
Money market funds	7,455,982	—	—	$7,455,982
Certificates of deposit	1,140,000	—	(18)	1,139,982
U.S. government agencies securities	—	—	—	—
Non-U.S. government securities	55,246	—	(30,505)	24,741
Municipal debt securities	—	—	—	—
Corporate debt securities	404,994	—	(5)	404,989
Residential mortgage-backed and asset-backed securities	—	—	—	—
Student loan-backed securities	51,500	—	(4,548)	46,952
Total debt securities	9,107,722	—	(35,076)	9,072,646
Equity securities	1,451	7,052	—	8,503
Total	$9,109,173	$7,052	$(35,076)	$9,081,149
The following table summarizes the classification of the available-for-sale debt and equity securities on our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$1,258,457	$9,000,954
Short-term marketable securities	81,269	16,491
Long-term marketable securities	564,130	63,704
Total	$1,903,856	$9,081,149

The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2012
	Amortized Cost	Fair Value
Less than one year	$1,329,324	$1,329,311
Greater than one year but less than five years	521,927	521,921
Greater than five years but less than ten years	8,748	8,752
Greater than ten years	46,050	43,872
Total	$1,906,049	$1,903,856
The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gross realized gains on sales	$84	$5,257	$10,099	$8,954
Gross realized losses on sales	$(5)	$(415)	$(40,101)	$(1,777)
The cost of securities sold was determined based on the specific identification method.
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
Debt securities:
U.S. treasury securities	$(8)	$67,658	$—	$—	$(8)	$67,658
Certificates of deposit	—	—	—	—	—	—
U.S. government agencies securities	(113)	127,056	—	—	(113)	127,056
Non-U.S. government securities	—	—	—	—	—	—
Municipal debt securities	(15)	8,074	—	—	(15)	8,074
Corporate debt securities	(200)	124,410	—	—	(200)	124,410
Residential mortgage-backed and asset-backed securities	(26)	19,516	—	—	(26)	19,516
Student loan-backed securities	—	—	(2,178)	43,872	(2,178)	43,872
Total	$(362)	$346,714	$(2,178)	$43,872	$(2,540)	$390,586
December 31, 2011
Debt securities:
U.S. treasury securities	$—	$—	$—	$—	$—	$—
Certificates of deposit	(18)	1,019,982	—	—	(18)	1,019,982
U.S. government agencies securities	—	—	—	—	—	—
Non-U.S. government securities	(30,505)	24,741	—	—	(30,505)	24,741
Municipal debt securities	—	—	—	—	—	—
Corporate debt securities	(5)	224,989	—	—	(5)	224,989
Residential mortgage-backed and asset-backed securities	—	—	—	—	—	—
Student loan-backed securities	—	—	(4,548)	46,952	(4,548)	46,952
Total	$(30,528)	$1,269,712	$(4,548)	$46,952	$(35,076)	$1,316,664

As of June 30, 2012 and December 31, 2011, we held a total of 144 and 42 securities, respectively, that were in an unrealized loss position.

4.	DERIVATIVE FINANCIAL INSTRUMENTS
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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders’ equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at June 30, 2012 will be reclassified to product sales within 12 months.
We had notional amounts on foreign currency exchange contracts outstanding of $3.32 billion and $4.03 billion at June 30, 2012 and December 31, 2011, respectively.

The following table summarizes information about the fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2012
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$121,257	Other accrued liabilities	$3,632
Foreign currency exchange contracts	Other noncurrent assets	13,174	Other long-term obligations	432
Total derivatives designated as hedges		134,431		4,064
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	33	Other accrued liabilities	26
Total derivatives not designated as hedges		33		26
Total derivatives		$134,464		$4,090

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$77,066	Other accrued liabilities	$5,052
Foreign currency exchange contracts	Other noncurrent assets	23,169	Other long-term obligations	620
Total derivatives designated as hedges		100,235		5,672
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	240	Other accrued liabilities	38
Total derivatives not designated as hedges		240		38
Total derivatives		$100,475		$5,710
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Derivatives designated as hedges:
Net gains (losses) recognized in OCI (effective portion)	$112,011	$(46,608)	$63,125	$(174,107)
Net gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$15,059	$(20,945)	$26,286	$(11,016)
Net gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$(3,544)	$(4,061)	$(6,756)	$(3,066)
Derivatives not designated as hedges:
Net gains (losses) recognized in other income (expense), net	$93,592	$(34,344)	$66,418	$(120,190)
There were no material amounts recorded in other income (expense), net, for the three or six months ended June 30, 2012 and 2011 as a result of the discontinuance of cash flow hedges.

5.	ACQUISITION OF PHARMASSET, INC.
On January 17, 2012, we completed the acquisition of Pharmasset, a publicly-held clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset's primary focus was the development of oral therapeutics for the treatment of HCV infection. Pharmasset's lead compound, now known as GS-7977, is a nucleotide analog being evaluated in Phase 2 and Phase 3 clinical studies for the treatment of HCV infection across genotypes. We believe the acquisition of Pharmasset provides us with an opportunity to complement our existing HCV portfolio and helps advance our effort to develop all-oral regimens for the treatment of HCV.
We acquired all of the outstanding shares of common stock of Pharmasset for $137 per share in cash through a tender offer and subsequent merger under the terms of an agreement and plan of merger entered into in November 2011. The aggregate cash payment to acquire all of the outstanding shares of common stock was $11.1 billion. We financed the transaction with approximately $5.2 billion in cash on hand, $3.7 billion in senior unsecured notes issued in December 2011 and $2.2 billion in bank debt issued in January 2012.
The Pharmasset acquisition was accounted for as a business combination. The results of operations of Pharmasset have been included in our Condensed Consolidated Statement of Income since January 13, 2012, the date on which we acquired approximately 88% of the outstanding shares of common stock of Pharmasset, cash consideration was transferred, and as a result, we obtained effective control of Pharmasset. The acquisition was completed on January 17, 2012, at which time Pharmasset became a wholly-owned subsidiary of Gilead and was integrated into our operations. As we do not track earnings results by product candidate or therapeutic area, we do not maintain separate earnings results for the acquired Pharmasset business.
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

In-Process Research and Development (IPR&D)
The estimated fair value of the acquired IPR&D related to GS-7977 was $10.72 billion, which was determined using a probability-weighted income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 12%, which is based on the estimated weighted-average cost of capital for companies with profiles similar to that of Pharmasset. This rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the intangible asset. The projected cash flows from GS-7977 were based on key assumptions such as: the time and resources needed to complete its development considering its stage of development on the acquisition date, the probability of obtaining approval from the U.S. Food and Drug Administration (FDA) and other regulatory agencies, estimates of revenues and operating profits, the life of the potential commercialized product and other associated risks related to the viability of and potential alternative treatments in future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived assets until the completion or abandonment of the associated research and development (R&D) efforts.
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
Stock-Based Compensation Expense
The stock-based compensation expense recognized for the accelerated vesting of employee options immediately prior to the acquisition was reported in our Condensed Consolidated Statement of Income as follows (in thousands):

Six Months Ended
June 30, 2012
Research and development expense	$100,149
Selling, general and administrative expense	93,788
Total stock-based compensation expense	$193,937
Other Costs
Other costs incurred in connection with the acquisition include (in thousands):

	Six Months Ended	Three Months Ended
	June 30, 2012	December 31, 2011
Transaction costs (e.g. investment advisory, legal and accounting fees)	$10,166	$28,461
Bridge financing costs	7,333	23,817
Restructuring costs	11,512	—
Total other costs	$29,011	$52,278
The following table summarizes these costs by the line item in the Condensed Consolidated Statement of Income in which these costs were recognized (in thousands).

	Six Months Ended	Three Months Ended
	June 30, 2012	December 31, 2011
Research and development expense	$7,478	$—
Selling, general and administrative expense	14,200	28,461
Interest expense	7,333	23,817
Total other costs	$29,011	$52,278

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues	$2,405,186	$2,137,253	$4,687,635	$4,063,347
Net income attributable to Gilead	$716,432	$685,262	$1,300,983	$1,079,362
The unaudited pro forma consolidated results include non-recurring pro forma adjustments that assume the acquisition occurred on January 1, 2011. Stock-based compensation expenses of $193.9 million incurred during the six months ended June 30, 2012 were included in the net income attributable to Gilead for the six months ended June 30, 2011. Other costs of $17.5 million incurred during the six months ended June 30, 2012 were included in the net income attributable to Gilead for the six months ended June 30, 2011. Of the $17.5 million, $1.1 million was incurred during the three months ended June 30, 2012. Other costs of $52.3 million incurred during the three months ended December 31, 2011 were included in net income attributable to Gilead for the six months ended June 30, 2011.

6.	INVENTORIES
Inventories are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$903,036	$697,621
Work in process	292,215	466,499
Finished goods	408,150	225,863
Total	$1,603,401	$1,389,983
As of June 30, 2012 and December 31, 2011, we held $1.18 billion and $995.7 million of efavirenz in inventory, respectively, which was purchased from BMS at BMS’s estimated net selling price of efavirenz.

7.	INTANGIBLE ASSETS AND GOODWILL
The following table summarizes the carrying amount of our intangible assets and goodwill (in thousands):

	June 30, 2012	December 31, 2011
Indefinite-lived intangible assets	$10,986,200	$266,200
Finite-lived intangible assets	764,991	796,664
Total intangible assets	11,751,191	1,062,864
Goodwill	1,078,919	1,004,102
Total intangible assets and goodwill	$12,830,110	$2,066,966
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

Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in thousands):

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - Ranexa	$688,400	$115,109	$688,400	$97,099
Intangible asset - Lexiscan	262,800	82,594	262,800	69,723
Other	24,995	13,501	24,995	12,709
Total	$976,195	$211,204	$976,195	$179,531
Amortization expense related to intangible assets was included in cost of goods sold in our Condensed Consolidated Statements of Income and totaled $15.8 million and $31.7 million for the three and six months ended June 30, 2012, respectively, and $17.4 million and $34.8 million for the three and six months ended June 30, 2011, respectively.
As of June 30, 2012, the estimated future amortization expense associated with our intangible assets for the remaining six months of 2012 and each of the five succeeding fiscal years are as follows (in thousands):

Fiscal Year	Amount
2012 (remaining six months)	$31,673
2013	64,283
2014	66,735
2015	73,261
2016	100,048
2017	132,786
Total	$468,786
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2011	$1,004,102
Goodwill resulting from the acquisition of Pharmasset	74,817
Balance at June 30, 2012	$1,078,919

8.	COLLABORATIVE ARRANGEMENTS
From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or appropriate disclosure based on applicable guidance. For variable interest entities (VIEs), we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of June 30, 2012, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.
Bristol-Myers Squibb Company
North America
In 2004, we entered into a collaboration arrangement with BMS in the United States to develop and commercialize a single tablet regimen containing our Truvada and BMS's Sustiva (efavirenz), which we sell as Atripla. The collaboration is structured as a joint venture and operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. The ownership interests of the joint venture and thus the sharing of product revenue and costs reflect the respective economic interests of BMS and Gilead and are based on the proportions of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both BMS's and our respective economic interests in the joint venture may vary annually.

We and BMS share marketing and sales efforts, with both parties providing equivalent sales force efforts at levels agreed to annually by BMS and Gilead. Since the second quarter of 2011, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the United States and the parties have begun to reduce their joint promotional efforts in Canada as we launched Complera and anticipate the launch of Quad. The parties will continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. In 2006, we and BMS amended the joint venture's collaboration agreement to allow the joint venture to sell Atripla into Canada. As of June 30, 2012 and December 31, 2011, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of June 30, 2012, total assets held by the joint venture were $1.74 billion and consisted primarily of cash and cash equivalents of $196.4 million, accounts receivable of $248.1 million and inventories of $1.26 billion; total liabilities were $1.52 billion and consisted primarily of accounts payable of $615.6 million and other accrued expenses of $338.8 million. As of December 31, 2011, total assets held by the joint venture were $1.62 billion and consisted primarily of cash and cash equivalents of $156.9 million, accounts receivable of $235.6 million and inventories of $1.19 billion; total liabilities were $1.27 billion and consisted primarily of accounts payable of $561.1 million and other accrued expenses of $232.9 million. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets.
Europe
In 2007, Gilead Sciences Limited, a wholly-owned subsidiary in Ireland, and BMS entered into a collaboration arrangement to commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company, which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS's estimated net selling price of efavirenz in the European Territory. We are responsible for product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we and BMS promote Atripla. Revenue and cost sharing is based on the relative ratio of the respective net selling prices of the components of Atripla, Truvada and efavirenz.
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. As of June 30, 2012 and December 31, 2011, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.
The parties also formed a limited liability company to hold the marketing authorization for Atripla in Europe. We have primary responsibility for regulatory activities. In the major market countries, both parties have agreed to independently continue to use commercially reasonable efforts to promote Atripla.

9.LONG-TERM OBLIGATIONS
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

					Carrying Value as of
Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	June 30, 2012	December 31, 2011
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$622,763	$607,036
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	1,195,745	1,181,525
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,144,866	1,132,293
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	992,495	992,066
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,236	749,078
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	698,979	698,864
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,284	1,247,138
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,772	997,734
Term Loan Facility	Term Loan	January 2012	January 2015	Variable	300,000	—
Credit Facility	Short-Term Revolver	January 2012	January 2013	Variable	400,000	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	750,000	—
Total debt, net					$9,099,140	$7,605,734
Less current portion					1,972,763	—
Total long-term debt, net					$7,126,377	$7,605,734
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
In January 2012, in conjunction with our acquisition of Pharmasset, we entered into a five-year $1.25 billion revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement), a $750.0 million short-term revolving credit facility credit agreement (the Short-Term Revolving Credit Agreement) and a $1.00 billion term loan facility (the Term Loan Credit Agreement). We borrowed $750.0 million under the Five-Year Revolving Credit Agreement, $400.0 million under the Short-Term Revolving Credit Agreement and $1.00 billion under the Term Loan Credit Agreement, upon the close of the acquisition. In March 2012, we repaid $350.0 million of the outstanding debt under the Term Loan Credit Agreement. In June 2012, we repaid an additional $350.0 million of the outstanding debt under the Term Loan Credit Agreement.
All three credit agreements contain customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loans bear interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the applicable credit agreement. We may reduce the commitments and may prepay loans under any of these agreements in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreements and notes indentures and as of June 30, 2012, we were in compliance with all such covenants.
The Five-Year Revolving Credit Agreement was inclusive of a $30.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility. As of June 30, 2012, we had $4.0 million in letters of credit outstanding under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2017. The Short-Term Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2013; however, at our request, the maturity date may be extended until January 2014. All principal repayment installments under the Term Loan Credit Agreement will be due and payable as specified in the Term Loan Credit Agreement, with the final principal installment payment due and payable in January 2015.

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

11.	STOCK-BASED COMPENSATION EXPENSE
The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of goods sold	$2,119	$2,887	$4,220	$5,531
Research and development expenses	20,355	19,420	138,977	36,140
Selling, general and administrative expenses	25,929	27,818	147,874	57,924
Stock-based compensation expense included in total costs and expenses	48,403	50,125	291,071	99,595
Income tax effect	(13,167)	(12,210)	(26,231)	(25,066)
Stock-based compensation expense, net of tax	$35,236	$37,915	$264,840	$74,529
Total stock-based compensation for the six months ended June 30, 2012 included $100.1 million and $93.8 million in R&D and SG&A expenses, respectively, related to the acceleration of unvested stock options in connection with the acquisition of Pharmasset, which closed during the first quarter of 2012.

12.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program
During the three months ended June 30, 2012, we repurchased a total of $240.9 million or 4.8 million shares of common stock under our January 2011, three-year, $5.00 billion stock repurchase program. During the six months ended June 30, 2012, we repurchased a total of $261.7 million or 5.2 million shares of common stock under our January 2011 stock repurchase program.

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

Product sales consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Antiviral products:
Atripla	$904,023	$821,992	$1,791,619	$1,566,504
Truvada	785,933	711,301	1,544,196	1,384,412
Viread	215,414	185,717	407,107	354,112
Complera/Eviplera	72,909	—	125,089	—
Hepsera	26,191	38,656	55,488	76,752
Emtriva	7,813	6,732	14,590	13,308
Total antiviral products	2,012,283	1,764,398	3,938,089	3,395,088
Letairis	101,634	73,637	188,922	135,811
Ranexa	95,555	86,077	178,756	154,370
AmBisome	83,653	88,625	168,417	167,131
Other products	28,115	26,851	55,398	50,766
Total product sales	$2,321,240	$2,039,588	$4,529,582	$3,903,166
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cardinal Health, Inc.	19%	17%	19%	17%
McKesson Corp.	15%	15%	15%	15%
AmerisourceBergen Corp.	11%	12%	11%	13%

14.	INCOME TAXES
Our income tax rate of 27.2% and 30.2% for the three and six months ended June 30, 2012, respectively, differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S subsidiaries that are considered indefinitely invested outside of the United States, partially offset by state taxes and the stock-based compensation expense related to the Pharmasset acquisition for which we received no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.
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
As of June 30, 2012, we believe that it is reasonably possible that our unrecognized tax benefits will not significantly change in the next 12 months as we do not expect to have clarification from the IRS and other tax authorities around any of our uncertain tax positions.
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
In July 2012, we signed a purchase and sale agreement to acquire an office building totaling approximately 294,000 square feet located in Foster City, California, for an aggregate purchase price of approximately $180.0 million. The purchase is still subject to our satisfactory due diligence review of the property as well as certain other closing conditions. We made an initial refundable deposit of $5.0 million into escrow in July 2012. Upon closing the transaction, which may not extend beyond January 2013 without the agreement of all parties, the remaining balance of $175.0 million will be paid into escrow.

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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2011 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are presented in U.S. dollars.
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
Business Highlights
During the second quarter of 2012, our product sales increased 14% over the same quarter in 2011 and we continued to advance our product pipeline across all therapeutic areas. We believe the combination of our existing internal research programs and our recent partnerships and acquisitions will drive research and development efforts and accelerate our product pipeline so that we can continue to bring innovative therapies to individuals who are living with unmet medical needs.

HIV
In May 2012, we announced that the Antiviral Drugs Advisory Committee of the U.S. Food and Drug Administration (FDA) voted to support approval of Truvada for pre-exposure prophylaxis (PrEP) to reduce the risk of HIV-1 infection among uninfected adults. In July 2012, the FDA approved Truvada for PrEP.
Additionally in May 2012, we announced that the Antiviral Drugs Advisory Committee of the FDA voted 13 to one in support of approval of Quad, a complete single tablet regimen of elvitegravir, cobicistat, emtricitabine and tenofovir disoproxil fumarate, for the treatment of HIV-1 infection in treatment-naïve adults. We submitted a New Drug Application (NDA) in October 2011 and the FDA has set a target review date under the Prescription Drug User Fee Act (PDUFA) of August 27, 2012. The recommendations of the Advisory Committee are not binding, but will be considered in the FDA's review of the Quad NDA.
In May 2012, we also announced that our Marketing Authorisation Application (MAA) for cobicistat was validated by the European Medicines Agency (EMA). Cobicistat is our pharmacoenhancing or "boosting" agent that increases blood levels of certain commercially available protease inhibitors, including atazanavir and darunavir, in order to enable once-daily dosing. Review of the MAA will be conducted under the centralized licensing procedure, which, when finalized, provides one marketing authorization in all 27 member states of the European Union (EU). In June 2012, we announced our NDA submission to the FDA for marketing approval of cobicistat. The NDA is supported by 48-week data from a pivotal Phase 3 study (Study 114) and pharmacokinetic data demonstrating that cobicistat boosts blood levels of atazanavir and darunavir similar to ritonavir.
In June 2012, we announced that our MAA for elvitegravir, an integrase inhibitor for the treatment of HIV-1 infection in treatment-experienced patients, was validated by the EMA. Review of the MAA will be conducted under the centralized licensing procedure, which, when finalized, provides one marketing authorization in all 27 member states of the EU. We also announced our NDA submission to the FDA for marketing approval of elvitegravir. The NDA is supported by 96-week data from a pivotal Phase 3 study (Study 145).
HCV
In April 2012, we announced data from our ELECTRON and QUANTUM studies. These studies found that 88% and 53% of genotype 1 patients and treatment-naïve patients, respectively, taking a 12-week all-oral regimen of GS-7977 and ribavirin achieved a sustained viral response four weeks after the completion of a 12-week course of therapy. We also announced data from our ATOMIC study, which found that 90% of genotype 1 HCV patients achieved a sustained viral response 12 weeks after a 12-week course of therapy with GS-7977 plus ribavirin and interferon.
In July 2012, we announced data from two Phase 2 studies evaluating a 24-week course of therapy with GS-7977 and ribavirin in treatment-naïve genotype 1 patients. In the QUANTUM study, 53 percent of the patients achieved SVR-4 after the completion of a 24-week course of therapy. The second study was conducted by the National Institute of Allergy and Infectious Diseases in a cohort of predominantly African American patients, a population which has historically been more difficult to treat for HCV. One hundred percent of the patients in this cohort who completed a 24-week course of therapy achieved SVR-4 after completion of therapy. These data indicate that the treatment of genotype 1 patients with GS-7977 plus ribavirin for 12 or 24 weeks is sufficient to cure the majority, but not all genotype 1 patients, of their disease.
In April 2012, Bristol-Myers Squibb Company (BMS) announced data from its Phase 2 study evaluating GS-7977 in combination with daclatasvir with and without ribavirin in genotype 1 and genotype 2 and 3 treatment-naïve infected patients. The data showed that 100% of genotype 1 and 91% of genotype 2 and 3 patients achieved a sustained viral response four weeks after the completion of a 24-week course of treatment.
Oncology
In May 2012, we announced the initiation of our first Phase 3 study in oncology evaluating the efficacy and safety of GS-1101 (Study 116). GS-1101 is an investigational, first-in-class specific inhibitor of the phosphoinositide-3 kinase (PI3K) delta isoform and is being evaluated in combination with rituximab in previously treated chronic lymphocytic leukemia patients. A second Phase 3 study (Study 115) in previously treated chronic lymphocytic leukemia patients began screening patients in July and is evaluating GS-1101 in combination with bendamustine and rituximab. GS-1101 is also in Phase 2 evaluation as a potential treatment for indolent non-Hodgkin's lymphoma.

Financial Highlights
During the second quarter of 2012, total product sales were $2.32 billion, an increase of 14% over the same period in 2011. The growth in product sales was driven primarily by growth in our antiviral franchise, where sales increased 14% to $2.01 billion when compared to the same period last year. Total revenues in the second quarter of 2012 grew 13% to $2.41 billion compared to $2.14 billion in the second quarter of 2011. Product gross margin remained consistent at 74% for the second quarters of 2012 and 2011.
Research and development (R&D) expenses were $396.2 million for the second quarter of 2012 and $282.4 million for the same period in 2011, an increase of $113.8 million, or 40%. The increase was due primarily to the continued advancement of our product pipeline, particularly in the liver disease and oncology franchises.
Selling, general and administrative (SG&A) expenses were $332.5 million for the second quarter of 2012 and $304.3 million for the same period in 2011, an increase of $28.2 million, or 9%. The increase was due primarily to increased expenses to support the ongoing growth of our business.
Net income for the second quarter of 2012 was $711.6 million, a 5% decrease from $746.2 million for the same period in 2011 due primarily to the investments we made in our existing clinical programs and increased interest expense related to the additional debt we issued in connection with the Pharmasset acquisition. Our diluted earnings per share decreased by 2% to $0.91 in the second quarter of 2012 from $0.93 in the same period in 2011.
Liquidity and Financing Activity
Cash, cash equivalents and marketable securities were $2.27 billion at June 30, 2012, a decrease of $7.69 billion from December 31, 2011. The primary uses of cash during the first six months of 2012 were $11.1 billion for the acquisition of Pharmasset and $700.0 million for the repayment of bank debt. The primary sources of cash during the first six months of 2012 were $1.74 billion of operating cash flows and $2.14 billion in net proceeds from the issuance of bank debt in conjunction with our acquisition of Pharmasset.
In the second quarter of 2012, we repurchased a total of $240.9 million or 4.8 million shares of common stock under our January 2011, three-year, $5.00 billion stock repurchase program. As of June 30, 2012, we had repurchased $664.8 million of our common stock under this program.
Acquisition
On January 17, 2012, we completed the acquisition of Pharmasset, a publicly-held clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset's primary focus was the development of oral therapeutics for the treatment of HCV infection. Pharmasset's lead compound, now known as GS-7977, is a nucleotide analog being evaluated in Phase 2 and Phase 3 clinical studies for the treatment of HCV-infection across genotypes. We believe the acquisition of Pharmasset provides us with an opportunity to complement our existing HCV portfolio and helps advance our effort to develop all-oral regimens for the treatment of HCV.
We acquired all of the outstanding shares of common stock of Pharmasset for $137 per share in cash through a tender offer and subsequent merger under the terms of an agreement and plan of merger entered into in November 2011. The aggregate cash payment to acquire all of the outstanding shares of common stock was $11.1 billion. We financed the transaction with approximately $5.2 billion in cash on hand, $3.7 billion in senior unsecured notes issued in December 2011 and $2.2 billion in bank debt issued in January 2012.
The Pharmasset acquisition was accounted for as a business combination. The results of operations of Pharmasset have been included in our Condensed Consolidated Statement of Income since January 13, 2012, the date on which we acquired approximately 88% of the outstanding shares of common stock of Pharmasset, cash consideration was transferred, and as a result, we obtained effective control of Pharmasset. The acquisition was completed on January 17, 2012, at which time Pharmasset became a wholly-owned subsidiary of Gilead and was integrated into our operations. As we do not track earnings results by product candidate or therapeutic area, we do not maintain separate earnings results for the acquired Pharmasset business.
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
Stock-Based Compensation Expense
The stock-based compensation expense recognized for the accelerated vesting of employee options immediately prior to the acquisition was reported in our Condensed Consolidated Statement of Income as follows (in thousands):

Research and development expense	$100,149
Selling, general and administrative expense	93,788
Total stock-based compensation expense	$193,937
Other Costs
Other costs incurred in connection with the acquisition include (in thousands):

	Six Months Ended	Three Months Ended
	June 30, 2012	December 31, 2011
Transaction costs (e.g. investment advisory, legal and accounting fees)	$10,166	$28,461
Bridge financing costs	7,333	23,817
Restructuring costs	11,512	—
Total other costs	$29,011	$52,278

The following table summarizes these costs by the line item in the Condensed Consolidated Statement of Income in which these costs were recognized (in thousands):

	Six Months Ended	Three Months Ended
	June 30, 2012	December 31, 2011
Research and development expense	$7,478	$—
Selling, general and administrative expense	14,200	28,461
Interest expense	7,333	23,817
Total other costs	$29,011	$52,278
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues	$2,405,186	$2,137,253	$4,687,635	$4,063,347
Net income attributable to Gilead	$716,432	$685,262	$1,300,983	$1,079,362
The unaudited pro forma consolidated results include non-recurring pro forma adjustments that assume the acquisition occurred on January 1, 2011. Stock-based compensation expenses of $193.9 million incurred during the six months ended June 30, 2012 were included in the net income attributable to Gilead for the six months ended June 30, 2011. Other costs of $17.5 million incurred during the six months ended June 30, 2012 were included in the net income attributable to Gilead for the six months ended June 30, 2011. Of the $17.5 million, $1.1 million was incurred during the three months ended June 30, 2012. Other costs of $52.3 million incurred during the three months ended December 31, 2011 were included in net income attributable to Gilead for the six months ended June 30, 2011.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
Results of Operations
Total Revenues
Total revenues for the three months ended June 30, 2012 were $2.41 billion, up 13% compared to $2.14 billion for the same period in 2011. For the six months ended June 30, 2012, total revenues were $4.69 billion, up 15% compared to $4.06 billion for the same period in 2011. Total revenues included product sales, royalty revenues and contract and other revenues. Increases in total revenues were driven by growth in product sales. A significant percentage of our product sales is denominated in foreign currencies and we face exposure to adverse movements in foreign currency exchange rates. We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. Foreign currency exchange, net of hedges, had an unfavorable impact of $31.7 million on our second quarter 2012 product sales and an unfavorable impact of $48.3 million on our product sales for the six months ended June 30, 2012 compared to the same periods in 2011.

Product Sales
Total product sales were $2.32 billion for the three months ended June 30, 2012, an increase of 14% over total product sales of $2.04 billion for the same period in 2011. For the six months ended June 30, 2012, total product sales were $4.53 billion, an increase of 16% over total product sales of $3.90 billion for the same period in 2011. The increases for both the three and six months ended June 30, 2012 were driven primarily by our antiviral franchise, resulting from increased sales of Atripla, Truvada and Complera/Eviplera, which was launched in the second half of 2011.
Product sales in the United States increased by 21% and 23% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily driven by the continued sales growth in our antiviral franchise and the launch of Complera. Antiviral product sales results for the second quarter of 2012 reflect the benefit of robust purchases due to the early communication of Ryan White Federal Funds and the desire by states to reduce patient wait lists. As a result, purchasing patterns in future quarters may be impacted. The increase in U.S. product sales also reflected sales growth in our other franchises. Letairis sales contributed $101.6 million and $188.9 million to our three and six months ended June 30, 2012 product sales, respectively, an increase of 38% and 39% compared to the same periods in 2011. Ranexa sales contributed $95.6 million and $178.8 million to our three and six months ended June 30, 2012 product sales, respectively, an increase of 11% and 16% compared to the same periods in 2011.
Product sales in Europe increased by 3% and 5% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily driven by sales growth in our antiviral franchise and the launch of Eviplera. Antiviral product sales in Europe for the second quarter of 2012 reflect the benefit of purchasing in advance of the European holidays, consistent with what we have observed in past years. As a result, purchasing patterns in future quarters may be impacted. Foreign currency exchange, net of hedges, had an unfavorable impact of $32.9 million and $54.5 million on our European product sales in the three and six months ended June 30, 2012, respectively, compared to the same periods last year.
The following table summarizes the period over period changes in our sales by product (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Antiviral products:
Atripla	$904,023	$821,992	10%	$1,791,619	$1,566,504	14%
Truvada	785,933	711,301	10%	1,544,196	1,384,412	12%
Viread	215,414	185,717	16%	407,107	354,112	15%
Complera/Eviplera	72,909	—	—	125,089	—	—
Hepsera	26,191	38,656	(32)%	55,488	76,752	(28)%
Emtriva	7,813	6,732	16%	14,590	13,308	10%
Total antiviral products	2,012,283	1,764,398	14%	3,938,089	3,395,088	16%
Letairis	101,634	73,637	38%	188,922	135,811	39%
Ranexa	95,555	86,077	11%	178,756	154,370	16%
AmBisome	83,653	88,625	(6)%	168,417	167,131	1%
Other	28,115	26,851	5%	55,398	50,766	9%
Total product sales	$2,321,240	$2,039,588	14%	$4,529,582	$3,903,166	16%
Antiviral Products
Antiviral product sales increased by 14% and 16% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

•	Atripla
Atripla sales increased by 10% and 14% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, driven primarily by sales growth in the United States, Europe and Latin America. Atripla sales include the efavirenz component which has a gross margin of zero. The efavirenz portion of our Atripla sales was approximately $333.5 million and $659.9 million for the three and six months ended June 30, 2012, respectively, and approximately $298.4 million and $572.3 million for the three and six months ended June 30, 2011, respectively. Atripla sales accounted for 45% of our total antiviral product sales for both the three and six months ended June 30, 2012.

•	Truvada
Truvada sales increased by 10% and 12% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, driven primarily by sales growth in the United States and Europe. Truvada sales accounted for 39% of our total antiviral product sales for both the three and six months ended June 30, 2012.

•	Complera/Eviplera
Sales of Complera/Eviplera were $72.9 million and $125.1 million for the three and six months ended June 30, 2012, respectively. Sequentially, sales of Complera/Eviplera in the second quarter of 2012 increased by $20.7 million compared to the first quarter of 2012. Complera was approved in the United States in August 2011, and Eviplera was approved in the European Union in November 2011.
Other Product Sales
Other product sales consist primarily of Letairis, Ranexa and AmBisome. Sales of Letairis increased by 38% and 39% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, driven primarily by sales growth. Sales of Ranexa increased by 11% and 16% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, driven primarily by sales growth. Sales of AmBisome decreased by 6% and increased by 1% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 due primarily to unfavorable foreign currency exchange impact. AmBisome product sales in the United States and Canada related solely to our sales of AmBisome to Astellas Pharma US, Inc., which were recorded at our manufacturing cost.
Royalty Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2012	2011	Change	2012	2011	Change
Royalty revenues	$81,106	$94,321	(14)%	$152,211	$152,986	(1)%
Royalty revenues decreased 14% and 1% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to a decrease in Tamiflu royalties from Roche, partially offset by an increase in other royalty revenues.
Cost of Goods Sold and Product Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except percentages)	2012	2011	2012	2011
Total product sales	$2,321,240	$2,039,588	$4,529,582	$3,903,166
Cost of goods sold	$617,345	$533,863	$1,198,276	$1,007,974
Product gross margin	74%	74%	74%	74%
Our product gross margin was 74% for the three and six months ended June 30, 2012 and 2011.
Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2012	2011	Change	2012	2011	Change
Research and development	$396,244	$282,403	40%	$854,455	$536,849	59%
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
R&D expenses for the three months ended June 30, 2012 increased by $113.8 million, or 40%, compared to the same period in 2011, due primarily to a $77.7 million increase in clinical studies and outside services mainly related to study progression in the liver disease and oncology therapeutic areas and a $24.3 million increase in personnel expenses due to higher headcount and expenses to support the growth of our business.
R&D expenses for the six months ended June 30, 2012 increased by $317.6 million, or 59%, compared to the same period in 2011, due primarily to a $133.0 million increase in clinical studies and outside services mainly related to study progression in the liver disease and oncology therapeutic areas; stock-based compensation expense of $100.1 million resulting from the Pharmasset acquisition in the first quarter of 2012; and a $58.9 million increase in personnel expenses due to higher headcount and expenses to support the growth of our business.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2012	2011	Change	2012	2011	Change
Selling, general and administrative	$332,505	$304,269	9%	$775,626	$599,837	29%
SG&A expenses are comprised primarily of compensation and benefits associated with sales and marketing, finance, human resources, legal and other administrative personnel; facilities and overhead costs; outside marketing, advertising and legal expenses; and other general and administrative costs.
SG&A expenses for the three months ended June 30, 2012 increased by $28.2 million or 9%, compared to the same period in 2011, due primarily to $20.9 million in increased headcount related and other expenses to support the growth of our business; an $8.9 million increase in the pharmaceutical excise tax; and $7.6 million in acquisition-related restructuring costs. These increases were partially offset by a net reduction in bad debt expense of $15.2 million, which included a gain of $29.9 million related to a one-time sale of our accounts receivable balances in Spain. Within Greece, Italy and Portugal the number of days our receivables are outstanding has continued to increase.
SG&A expenses for the six months ended June 30, 2012 increased by $175.8 million or 29%, compared to the same period in 2011, due primarily to stock-based compensation expense of $93.8 million resulting from the Pharmasset acquisition; a $24.2 million increase in the pharmaceutical excise tax; a $21.0 million increase in headcount related expenses to support the ongoing growth of our business; and a $18.9 million increase in acquisition-related transaction and restructuring costs. These increases were partially offset by a net reduction in bad debt expense of $12.3 million, which included a gain of $29.9 million related to a one-time sale of our accounts receivable balances in Spain in the second quarter of 2012.
Interest Expense
Interest expense for the three and six months ended June 30, 2012 was $88.4 million and $185.7 million, respectively, and increased by $42.3 million and $98.4 million compared to the same periods in 2011, respectively. The increase for both the three and six months ended June 30, 2012 was due primarily to the additional debt we issued in connection with our acquisition of Pharmasset, which included $3.70 billion in senior unsecured notes issued in December 2011 and $2.15 billion in bank debt issued in January 2012. This increase was partially offset by a decrease of $3.2 million and $12.8 million in interest expense for the three and six months ended June 30, 2012, respectively, related to the maturity of our convertible senior notes due in May 2011 (May 2011 Notes).
Other Income (Expense), Net
Other income (expense), net, for the three and six months ended June 30, 2012 was a net expense of $1.1 million and $35.2 million, compared to net income of $12.0 million and $25.8 million for the three and six months ended June 30, 2011. The change for the three and six months ended June 30, 2012 was due primarily to a decrease in interest income of $15.2 million and $27.4 million, respectively, resulting from a lower cash balance after we funded the Pharmasset acquisition and a lower average yield during the period. For the six months ended June 30, 2012, the change in other income (expense), net, also included a $40.1 million loss on Greek bonds related to Greece's restructuring of its sovereign debt in the first quarter of 2012.

Provision for Income Taxes
Our provision for income taxes was $263.5 million and $494.8 million for the three and six months ended June 30, 2012, respectively, compared to $240.1 million and $467.4 million for the same periods in 2011, respectively. Our effective tax rate was 27.2% and 30.2% for the three and six months ended June 30, 2012, respectively, compared to our effective tax rate of 24.4% and 25.2% for the same periods in 2011, respectively. The effective tax rates for the three and six months ended June 30, 2012 were higher than the effective tax rates for the same periods in 2011 as a result of the expiration of the federal research tax credit as of December 31, 2011, lower earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States as a percentage of total earnings and the stock-based compensation expense related to the Pharmasset acquisition for which we receive no tax benefit.
The effective tax rates for the three and six months ended June 30, 2012 differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes and the stock-based compensation expense related to the Pharmasset acquisition for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.
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
The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	June 30, 2012	December 31, 2011
Cash, cash equivalents and marketable securities	$2,271,674	$9,963,972
Working capital	$857,428	$11,403,995

	Six Months Ended
	June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$1,743,620	$1,763,797
Investing activities	$(11,378,080)	$(770,171)
Financing activities	$1,380,711	$(886,852)
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $2.27 billion at June 30, 2012, a decrease of $7.69 billion or 77% from $9.96 billion as of December 31, 2011 due primarily to our acquisition of Pharmasset for $11.1 billion in January 2012. Also in January 2012, we raised an additional $2.15 billion from the issuance of bank debt, of which, we repaid $700.0 million during the six months ended June 30, 2012. The decrease in cash, cash equivalents and marketable securities was partially offset by $1.74 billion in cash flows from operations during the six months ended June 30, 2012.
Of the total cash, cash equivalents and marketable securities at June 30, 2012, approximately $1.43 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.

Working Capital
Working capital was $857.4 million at June 30, 2012. The decrease of $10.55 billion from December 31, 2011 was primarily attributable to:

•	a decrease of $11.1 billion in cash used in the Pharmasset acquisition;

•	an increase of $1.35 billion related to the current portion of the bank debt issued to finance the Pharmasset acquisition; and

•	an increase of $622.8 million in the current portion of our convertible senior notes due in May 2013.
Cash Provided by Operating Activities
Cash provided by operating activities of $1.74 billion for the six months ended June 30, 2012 primarily related to net income of $1.14 billion, adjusted for non-cash items such as $133.6 million of depreciation and amortization expenses, $97.1 million of non-cash stock-based compensation expenses and $350.9 million of net cash inflow related to changes in operating assets and liabilities. Cash provided by operations included the impact of the $193.9 million stock-based compensation expense related to Pharmasset and $349.7 million of proceeds from the sale of accounts receivable balances in Spain.
Cash provided by operating activities of $1.76 billion for the six months ended June 30, 2011 primarily related to net income of $1.39 billion, adjusted for non-cash items such as $155.8 million of depreciation and amortization expenses, $99.6 million of non-cash stock-based compensation expenses, $40.0 million of deferred income taxes and $75.0 million of net cash inflow related to changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2012 was $11.38 billion, consisting primarily of $10.75 billion used in our acquisition of Pharmasset, net of the stock-based compensation expense and cash acquired.
Cash used in investing activities for the six months ended June 30, 2011 was $770.2 million, consisting of a net use of $140.1 million in purchases of marketable securities, $588.6 million used in our acquisitions of Arresto Biosciences, Inc. and Calistoga Pharmaceuticals, Inc. and $41.5 million of capital expenditures.
Subsequent to the quarter ended June 30, 2012, we signed a purchase and sale agreement to acquire an office building for an aggregate purchase price of approximately $180.0 million.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities for the six months ended June 30, 2012 was $1.38 billion, driven primarily by net proceeds of $2.14 billion from the issuance of bank debt in conjunction with the Pharmasset acquisition and proceeds of $201.8 million from issuances of common stock under our employee stock plans. The cash proceeds were partially offset by the $700.0 million used to repay bank debt during the period and $261.8 million used to repurchase our common stock under our stock repurchase program, including commissions.
Cash used in financing activities for the six months ended June 30, 2011 was $886.9 million, driven primarily by the $1.27 billion used to repurchase our common stock under our stock repurchase program, including commissions, and $650.0 million used to repay our May 2011 Notes, partially offset by the $987.4 million of net proceeds from the issuance of our senior unsecured notes due in April 2021.
As of June 30, 2012, the remaining authorized amount of stock repurchases that may be made under our January 2011, three-year, $5.00 billion stock repurchase program was $4.34 billion.

Long-Term Debt
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

					Carrying Value as of
Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	June 30, 2012	December 31, 2011
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$622,763	$607,036
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	1,195,745	1,181,525
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,144,866	1,132,293
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	992,495	992,066
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,236	749,078
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	698,979	698,864
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,284	1,247,138
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,772	997,734
Term Loan Facility	Term Loan	January 2012	January 2015	Variable	300,000	—
Credit Facility	Short-Term Revolver	January 2012	January 2013	Variable	400,000	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	750,000	—
Total debt, net					$9,099,140	$7,605,734
Less current portion					1,972,763	—
Total long-term debt, net					$7,126,377	$7,605,734
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
In January 2012, in conjunction with our acquisition of Pharmasset, we entered into a five-year $1.25 billion revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement), a $750.0 million short-term revolving credit facility credit agreement (the Short-Term Revolving Credit Agreement) and a $1.00 billion term loan facility (the Term Loan Credit Agreement). We borrowed $750.0 million under the Five-Year Revolving Credit Agreement, $400.0 million under the Short-Term Revolving Credit Agreement and $1.00 billion under the Term Loan Credit Agreement, upon the close of the acquisition. In March 2012, we repaid $350.0 million of the outstanding debt under the Term Loan Credit Agreement. In June 2012, we repaid an additional $350.0 million of the outstanding debt under the Term Loan Credit Agreement.
All three credit agreements contain customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loans bear interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the applicable credit agreement. We may reduce the commitments and may prepay loans under any of these agreements in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreements and notes indentures as of June 30, 2012, we were in compliance with all such covenants.
The Five-Year Revolving Credit Agreement was inclusive of a $30.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility. As of June 30, 2012, we had $4.0 million in letters of credit outstanding under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2017. The Short-Term Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2013; however, at our request, the maturity date may be extended until January 2014. All principal repayment installments under the Term Loan Credit Agreement will be due and payable as specified in the Term Loan Credit Agreement, with the final principal installment payment due and payable in January 2015.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Recent Accounting Pronouncements
During the three months ended June 30, 2012, there were no new accounting pronouncements issued that are expected to significantly impact our consolidated financial statements or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.
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
As of June 30, 2012, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $791.8 million, of which $291.4 million were greater than 120 days past due and $114.6 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2012.
In June 2012, we received payment on $460.6 million in past due accounts receivable from customers based in Spain. Included in this amount were proceeds from a one-time factoring arrangement, where we sold Spanish receivables with a carrying value of $319.8 million, net of the allowance for doubtful accounts. We received proceeds of $349.7 million and recorded a gain of $29.9 million, resulting primarily from the reversal of the related allowance for doubtful accounts. This gain was recorded as an offset to selling, general and administrative (SG&A) expenses in our Condensed Consolidated Statement of Income. As of June 30, 2012, we had no continuing involvement with the transferred receivables, which were derecognized at the time of the sale.
Within Greece, Italy, and Portugal the number of days our receivables are outstanding has continued to increase. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. However, we will continue to monitor the European economic environment for any collectability issues related to our outstanding receivables.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2012 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2012.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation with Generic Manufacturers
In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz . In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to generic versions of our Atripla and Truvada products. In the notice related to Teva's ANDA for a generic version of Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In the notice related to Teva's ANDA for a generic version of Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In March 2010, we filed lawsuits against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, Bristol-Myers Squibb Company and Merck & Co., Inc. filed a lawsuit against Teva for infringement of the patents related to efavirenz. Because we filed our lawsuits within the requisite 45 day period provided in the Hatch Waxman Act, there are stays preventing FDA approval of Teva's ANDAs for 30 months or until a district court decision adverse to the patents. The 30-month stay for all three Teva ANDAs expired in July 2012. However, as a result of the court's scheduling orders, Teva is prohibited from launching at risk upon expiration of that 30-month stay.
In June 2010, we received notice that Lupin Limited (Lupin) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of sustained release ranolazine. In the notice, Lupin alleges that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit in U.S. District Court in New Jersey against Lupin for infringement of our patents for Ranexa.
In August 2010, we received notice that Sigmapharm Labs (Sigmapharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic adefovir dipivoxil. In the notice, Sigmapharm alleges that both of the patents associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm's manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit in U.S. District Court in New Jersey against Sigmapharm for infringement of our patents. One of the patents challenged by Sigmapharm has also been challenged by Ranbaxy, Inc. (Ranbaxy) pursuant to a notice received in October 2010. The patent challenged by Ranbaxy expires in July 2018. We have the option of filing a lawsuit at any time if we believe that Ranbaxy is infringing our patent.
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic oseltamivir phosphate. In the notice, Natco alleges that one of the patents associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and F. Hoffmann-La Roche Ltd. filed a lawsuit in U.S. District Court in New Jersey against Natco for infringement of one of the patents associated with Tamiflu.
In November 2011, we received notice that Teva submitted an Abbreviated New Drug Submission (ANDS) to the Canadian Ministry of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit in Canadian Federal Court against Teva seeking an order of prohibition against approval of this ANDS.

In December 2011, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva alleges that three of our patents associated with the efavirenz component of Atripla and two of Merck's patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz.
In February 2012, we filed a lawsuit in Canadian Federal Court against Teva seeking an order of prohibition against approval of this ANDS.
In July 2012, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Lupin alleges that four patents associated with emtricitabine and four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of a fixed dose combination of emtricitabine and tenofovir disoproxil fumarate. We are currently reviewing the notice letter.
In July 2012, we received notice that Cipla Ltd. submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Emtriva. In the notice, Cipla alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Cipla's manufacture, use or sale of a generic version of emtricitabine. We are currently reviewing the notice letter.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States and Atripla and Truvada in Canada could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA or Canadian Ministry of Health could approve the requests to manufacture a generic version of such products in the US or Canada, respectively, prior to the expiration date of those patents.
Department of Justice Investigation
In June 2011, we received a subpoena from the United States Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Atripla, Emtriva, Hepsera, Letairis, Truvada, Viread and Complera. We have been cooperating and will continue to cooperate with this governmental inquiry.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc.
In February 2012, we received notice that the United States Patent and Trademark Office (PTO) had declared an Interference between our U.S. Patent No. 7,429,572 and Idenix Pharmaceuticals, Inc.'s (Idenix) pending patent application no. 12/131868. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. Our patent covers metabolites of GS-7977 and RG7128. Idenix is attempting to claim a class of compounds, including these metabolites, in their pending patent application. In the course of this proceeding, both parties will be called upon to submit evidence of the date they conceived of their respective inventions. The Interference will determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. If the administrative law judge determines Idenix is entitled to these patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from, and pay royalties to, Idenix to commercialize GS-7977 and RG7128. Any determination by the PTO can be challenged by either party in U.S. Federal Court.
In June 2012, we met with Idenix in mandatory settlement discussions. The parties were unable to settle the Interference due to our widely divergent views on the strength of our respective positions, on whether we need a license to Idenix's patents and on whether Idenix needs a license to Gilead patents to develop and manufacture its pipeline products. We believe the Idenix patent involved in the Interference and similar U.S. and foreign patents claiming the same compounds and metabolites are invalid.  As a result, we filed an Impeachment Action in Canadian Federal Court to invalidate the Idenix CA2490191 patent, which is the Canadian patent that corresponds to the Idenix U.S. Patent No. 7608600 and the Idenix patent application that is the subject of the Interference. Idenix has not been awarded patents on these compounds and metabolites in many territories, including Europe, Japan, and China. In the event such patents issue, we expect to challenge them in proceedings similar to the one we invoked in Canada.

Contract Arbitration
In March 2012, Jeremy Clark, a former employee of Pharmasset, Inc. (Pharmasset), which we acquired in January 2012, and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in Alabama District Court in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of GS-7977 and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which were subsequently dismissed by the court. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which was denied by the court. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the Alabama Court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. We cannot predict the outcome of the arbitration. If Mr. Clark's prior assignment of this patent to Pharmasset is voided by the arbitration panel, and he is ultimately found to be the owner of the 7,429,572 patent and it is determined that we have infringed the patent, we may be required to obtain a license from and pay royalties to Mr. Clark to commercialize GS-7977 and RG7128.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that any of such legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

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
The public announcement of data from clinical studies evaluating GS-7977 in HCV-infected patients is likely to cause significant volatility in our stock price. If the development of GS-7977 alone or in combination with GS-5885 is delayed or discontinued, our stock price could decline significantly.
During 2012, we expect to receive a significant amount of data from clinical trials evaluating GS-7977, an investigational nucleotide analog we acquired through our purchase of Pharmasset Inc. (Pharmasset), alone or in combination with other direct acting antivirals in HCV-infected individuals across genotypes. In February 2012, we announced that the majority of HCV genotype 1 patients with a prior “null” response to an interferon-containing regimen enrolled in an arm of our ongoing ELECTRON study experienced viral relapse within four weeks of completing 12 weeks of treatment with GS-7977 plus ribavirin. In April 2012, we announced data from our ELECTRON and QUANTUM studies. These studies found that 88 and 53 percent of genotype 1 patients and treatment-naïve patients, respectively, taking a 12-week all-oral regimen of GS-7977 and ribavirin achieved a sustained viral response four weeks (SVR-4) after the completion of a 12-week course of therapy. In July 2012, we announced data from two Phase 2 studies evaluating a 24-week course of therapy with GS-7977 and ribavirin in treatment-naïve genotype 1 patients. In the QUANTUM study, 53 percent of the patients achieved SVR-4 after the completion of a 24-week course of therapy. The second study was conducted by the National Institute of Allergy and Infectious Diseases in a cohort of predominantly African American patients, a population which has historically been more difficult to treat for HCV. One hundred percent of the patients in this cohort who completed a 24-week course of therapy achieved SVR-4 after completion of therapy. These data indicate that the treatment of genotype 1 patients with GS-7977 plus ribavirin for 12 or 24 weeks is sufficient to cure the majority, but not all genotype 1 patients, of their disease.
In April 2012, we also announced data from our ATOMIC study, which found that 90 percent of genotype 1 HCV patients achieved a sustained viral response 12 weeks after a 12-week course of therapy with GS-7977 plus ribavirin and interferon. Also in April 2012, Bristol-Myers Squibb Company (BMS) announced data from its Phase 2 study evaluating GS-7977 in combination with daclatasvir, an investigational NS5A inhibitor, with and without ribavirin in genotype 1 and genotype 2 and 3 treatment-naïve HCV infected patients. The data showed that 100% of genotype 1 and 91% of genotype 2 and 3 patients achieved SVR-4 after the completion of a 24-week course of this treatment regimen.
Based on the data described above, we have worked with the U.S. Food and Drug Administration (FDA) and European regulators to agree upon a Phase 3 program for GS-7977 and our investigational NS5A inhibitor, GS-5885. Our new drug application (NDA) for GS-7977 will be supported by four Phase 3 studies named Fission, Positron, Fusion and Neutrino. Fission is the first study in 500 genotype 2 and 3 naïve patients comparing 12 weeks of treatment with GS-7977 and ribavirin to the current standard of care of 24 weeks of treatment with interferon and ribavirin. The second study, Positron, is also comparing 12 weeks of treatment with GS-7977 and ribavirin in 240 genotype 2 and 3 interferon intolerant/ineligible patients to placebo. The Fusion study will include 200 genotype 2 and 3 treatment experienced patients exploring 12 or 16 weeks duration of treatment with GS-7977 and ribavirin. All three studies (Fission, Positron and Fusion) are fully enrolled, and all patients have started therapy. Neutrino, the fourth Phase 3 study, is a single arm study evaluating a 12 week course of GS-7977, interferon and ribavirin in 300 genotype 1, 4, 5 and 6 infected-patients. Screening in the Neutrino study is complete and the last patient should receive the drug treatment by mid-August 2012. With these four Phase 3 studies under way, assuming data from the studies are positive, we anticipate being able to file for regulatory approvals for GS-7977 by mid-2013. If successful, we expect the initial indication to be for 12 weeks of treatment with GS-7977 and ribavirin in genotype 2 and 3 patients and for 12 weeks of treatment with GS-7977, interferon and ribavirin in genotype 1, 4, 5 and 6 patients.
In parallel, we are also advancing GS-7977 in combination with GS-5885 for the treatment of genotype 1 patients. We have developed two formulations of GS-7977 and GS-5885 co-formulated into a single fixed-dose combination tablet. The investigational new drug application on the first fixed-dose combination was filed in June 2012, and a Phase 1 study evaluating the bioavailability of the active drugs was initiated in mid-July 2012. If the Phase 1 data are positive, we expect to initiate a Phase 3 study with this fixed dose combination in the fourth quarter of 2012. This Phase 3 study is planned as a four arm randomized study in 800 patients evaluating the fixed-dose combination with and without ribavirin for either 12 or 24 weeks in treatment- naïve genotype-1 infected patients. These data will allow us to decide on the design of the second confirmatory study supporting the NDA of the GS-7977 and GS-5885 fixed-dose combination. If treatment of genotype 1-infected patients with the GS-7977 and GS-5885 fixed-dose combination for 12 weeks results in acceptably high SVR4 rates, then the second confirmatory study could be initiated in the first half of 2013. If the data from the second study is also positive, we anticipate being able to file for regulatory approval of the fixed-dose combination by mid-2014.
Development programs, including the development programs described above, are subject to numerous risks that could result in developmental and regulatory delays or in a decision to discontinue further development of GS-7977 and/or GS-5885. As a result, we may not complete our clinical studies of GS-7977 and GS-5885 or any regulatory filings in the currently anticipated timelines or at all. For example, we may obtain negative Phase 1 data which may delay the development of GS-7977 in combination with GS-5885. In addition, regulatory authorities require that patients have a sustained viral response for 12 weeks after the cessation of therapy to be considered “cured” of HCV. If data from any of the clinical studies indicate that a smaller than anticipated number of patients achieved a sustained viral response at 4, 12 or 24 weeks post-treatment, our development programs for the treatment of HCV may be delayed or discontinued and our stock price may decline significantly. Further, developing drugs for the treatment of HCV is an extremely competitive field and a significant number of drugs are under development. Depending on the length of any delay we may experience in our development of GS-7977 and GS-5885, other companies who are developing competitive compounds in HCV may be able to progress their development timelines and potentially bring compounds to market before GS-7977 and/or GS-5885or shortly thereafter.
A substantial portion of our revenues is derived from sales of our HIV products, particularly Atripla and Truvada. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.
We are currently dependent on sales of our products for the treatment of HIV infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the quarter ended June 30, 2012, Atripla and Truvada product sales together were $1.69 billion, or 70% of our total revenues. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Atripla and Truvada, for any number of reasons including, but not limited to, the following:

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
If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with idiopathic pulmonary fibrosis (IPF). In April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of cystic fibrosis (CF) in patients with Burkholderia spp. In addition, our marketing applications for our single tablet “Quad” regimen of elvitegravir, cobicistat, tenofovir disoproxil fumarate and emtricitabine, for the treatment of HIV in treatment-naïve patients; elvitegravir for the treatment of HIV in treatment-experienced patients; and cobicistat, a pharmacoenhancing or “boosting” agent, may not be approved by the FDA or other regulatory authorities. Further, even if marketing approval is granted for any of these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products, including GS-7977 and GS-5885 in the currently anticipated timelines and marketing approval for the products may not be granted.
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
Approximately 41% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.
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
In the quarter ended June 30, 2012, approximately 79% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2010, our wholesalers increased their inventory levels for our antiviral products. In the first quarter of 2011, our wholesalers drew down on their inventory such that inventory levels for our antiviral products moved to the lower end of the contractual boundaries set by our inventory management agreements. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
In addition, the non-retail sector in the United States, which includes government institutions, including state ADAPs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. Federal and state budget pressures, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand. For example, in the first and second quarters of 2012, we observed large non-retail purchases by a number of state ADAPs which exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds, the early communication of Ryan White Federal Funds and the desire by state ADAPs to reduce patient wait lists, and therefore purchasing patterns may be impacted in future quarters. As a result, we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future.
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
We also face competition from generic HIV products. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and generic lamivudine is now available in the United States, Spain and Portugal, and received pricing approval in Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey, which resulted in an increase in the rebate for Viread in Turkey.
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
Regulatory authorities have been moving towards more active and transparent phamacovigilance and are making greater amounts of stand-alone safety information directly available to the public through websites and other means, e.g. periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially cause our product sales or stock price to decline.
Further, if serious safety, resistance or drug interaction issues arise with our marketed products, sales of these products could be limited or halted by us or by regulatory authorities and our results of operations would be adversely affected.
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
For example, under FDA rules, we are often required to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk and implement a Risk Evaluation and Mitigation Strategy for our products, which could include a medication guide, patient package insert, a communication plan to healthcare providers or other elements as the FDA deems are necessary to assure safe use of the drug, which could include imposing certain restrictions on the distribution or use of a product. Failure to comply with these or other requirements, if imposed on a sponsor by the FDA, could result in significant civil monetary penalties and our operating results may be adversely affected.

The results and anticipated timelines of our clinical trials are uncertain and may not support continued development of a product pipeline, which would adversely affect our prospects for future revenue growth.
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with IPF and, in April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of CF in patients with Burkholderia spp. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including GS-7977 and GS-5885 for the treatment of hepatitis C; aztreonam for inhalation solution for the treatment of bronchiectasis; ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention and type II diabetes; and GS-1101 for the treatment of chronic lymphocytic leukemia, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are very expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter, and the FDA and/or other regulatory agencies may require more clinical testing than we originally anticipated. Uneven and unexpected spending on these programs, including on the clinical trials that will be necessary to advance GS-7977, GS-5885 and our other product candidates for the treatment of HCV, may cause our operating results to fluctuate from quarter to quarter, and our stock price may decline.
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
Patents and other proprietary rights are very important to our business. Our success will depend to a significant degree on our ability to:

•	obtain patents and licenses to patent rights;

•	preserve trade secrets;

•	defend against infringement and efforts to invalidate our patents; and

•	operate without infringing on the proprietary rights of others.
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
From time to time, we may become involved in disputes with inventors on our patents. For example, in March 2012, Jeremy Clark, a former employee of Pharmasset, which we acquired in January 2012, and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of GS-7977 and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which were subsequently dismissed by the court. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which was denied by the court. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. We cannot predict the outcome of the arbitration. If Mr. Clark's prior assignment of this patent to Pharmasset is voided by the arbitration panel, and he is ultimately found to be the owner of the 7,429,572 patent and it is determined that we have infringed the patent, we may be required to obtain a license from and pay royalties to Mr. Clark to commercialize GS-7977 and RG7128.
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
Generic manufacturers have sought and may continue to seek FDA approval to market generic versions of our products through an ANDA, the application form typically used by manufacturers seeking approval of a generic drug. Please see a description of our ANDA litigation in "Legal Proceedings" beginning on page 38.
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
In some instances, we may be required to defend our right to a patent on an invention through an Interference proceeding before the PTO. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. In February 2012, we received notice that the PTO had declared an Interference between our U.S. Patent No. 7,429,572 and Idenix Pharmaceuticals, Inc.'s (Idenix) pending patent application no. 12/131868. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. Our patent covers metabolites of GS-7977 and RG7128. Idenix is attempting to claim a class of compounds, including these metabolites, in their pending patent application. In the course of this proceeding, both parties will be called upon to submit evidence of the date they conceived of their respective inventions. The Interference will determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. If the administrative law judge determines Idenix is entitled to these patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from, and pay royalties to, Idenix to commercialize GS-7977 and RG7128. Any determination by the judge can be challenged by either party in U.S. Federal Court.
In June 2012, we met with Idenix in mandatory settlement discussions. The parties were unable to settle the Interference due to our widely divergent views on the strength of our respective positions, on whether we need a license to Idenix's patents and whether Idenix needs a license to Gilead patents to develop and manufacture its pipeline products. We believe the Idenix patents involved in the Interference and similar U.S. and foreign patents claiming the same compounds and metabolites are invalid. As a result, we filed an Impeachment Action in Canadian Federal Court to invalidate the Idenix CA2490191 patent, which is the Canadian patent that corresponds to the Idenix U.S. Patent No. 7608600 and the Idenix patent application that is the subject of the Interference. Idenix has not been awarded patents on these compound and metabolites in many territories including Europe, Japan and China. In the event such patents issue, we expect to challenge them in proceedings similar to the one we invoked in Canada.

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
In addition, we depend on a single supplier for high-quality cholesterol, which is used in the manufacture of AmBisome. We also rely on a single source for the active pharmaceutical ingredient of Hepsera, Letairis and Vistide and for the tableting of Letairis. Astellas US LLC, which markets Lexiscan in the United States, is responsible for the commercial manufacture and supply of product in the United States and is dependent on a single supplier for the active pharmaceutical ingredient of Lexiscan. Problems with any of the single suppliers we depend on may negatively impact our development and commercialization efforts.
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

As of June 30, 2012, our accounts receivable in these countries totaled approximately $791.8 million of which, $291.4 million were past due greater than 120 days and $114.6 million were past due greater than 365 days as follows (in thousands):

	June 30, 2012
	Greater than 120 days past due	Greater than 365 days past due
Portugal	$139,276	$60,815
Italy	103,312	40,528
Spain	30,856	10,769
Greece	17,958	2,499
Total	$291,402	$114,611
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
In 2011, the Greek government settled substantially all of its outstanding receivables subject to the bond settlement with zero-coupon bonds that traded at a discount to face value. In March 2012, the Greek government restructured its sovereign debt which impacted all holders of Greek bonds. As a result, we recorded a $40.1 million loss. In June 2012, we received payment on $460.6 million accounts receivable from customers in Spain that were past due six months or more.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Department of Justice investigation; Interference and litigation proceedings with Idenix; ANDA litigation with generic manufacturers; and contract arbitration with Jeremy Clark in "Legal Proceedings" beginning on page 38.

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
In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. This was the highest level of appeal available to us within the Brazilian patent authority. Because we do not currently have a patent in Brazil, the Brazilian government now purchases its supply of tenofovir disoproxil fumarate from generic manufacturers.
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
Issuer Purchases of Equity Securities
During the second quarter of 2012, we made $240.9 million in purchases under our January 2011, three-year, $5.00 billion stock repurchase program. As of June 30, 2012, we had repurchased $664.8 million of our common stock under the January 2011 stock repurchase program with a remaining authorized amount of $4.34 billion available for repurchases under this program.
The table below summarizes our stock repurchase activity for the three months ended June 30, 2012 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2012	1,689		$48.54	1,680		$4,494,632
May 1 – May 31, 2012	1,642		$50.86	1,605		$4,413,016
June 1 – June 30, 2012	1,566		$49.88	1,559		$4,335,242
Total	4,897	(1)	$49.75	4,844	(1)

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

(16)	10.30	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

(16)	10.31	Parent Guaranty Agreement (Short-Term Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(17)	10.32	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(18)	10.33	Form of option agreements used under the 1991 Stock Option Plan

*(17)	10.34	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(19)	10.35	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(20)	10.36	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(21)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(22)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(23)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(24)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(25)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(22)	10.42	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(22)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(22)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(23)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*	10.46	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2012)

*(23)	10.47	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(23)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(24)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

Exhibit Footnote	Exhibit Number	Description of Document
*(25)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(26)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(27)	10.52	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(23)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(28)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(25)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(24)	10.56	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(29)	10.57	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(30)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(30)	10.59	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(30)	10.60	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(31)	10.61	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(26)	10.62	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(21)	10.63	Gilead Sciences, Inc. Corporate Bonus Plan

*(3)	10.64	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(32)	10.65	2012 Base Salaries for the Named Executive Officers

*(33)	10.66	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(18)	10.67	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(18)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(24)	10.69	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(34)	10.70
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(22)	10.71	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(35)	10.72
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

(36)	10.73	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(34)	10.74	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

Exhibit Footnote	Exhibit Number	Description of Document
+(34)	10.75	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(37)	10.76	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(38)	10.77	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(39)	10.78
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(40)	10.79	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(40)	10.80
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(41)	10.81	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(42)	10.82	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(42)	10.83	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(42)	10.84	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(42)	10.85	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(43)	10.86	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(43)	10.87	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(44)	10.88	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(44)	10.89	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(45)	10.90	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+(38)	10.91	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

+(46)	10.92	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(42)	10.93	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 1, 2011

+(47)	10.94	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(40)	10.95	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(48)	10.96	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(31)	10.97	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(25)	10.98	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

Exhibit Footnote	Exhibit Number	Description of Document
+(49)	10.99	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(37)	10.100	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(13)	10.101	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(14)	10.102	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

+(31)	10.103	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Other Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

(14)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference. [update reference to 10-Q]

(25)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(32)	Information is included in Registrant's Current Report on Form 8-K filed on February 1, 2012, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference

(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(43)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(44)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(45)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 1, 2012	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2012	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
√(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(2)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

(3)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 12, 2011

(4)	3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of Registrant

(5)	3.3	Certificate of Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

(3)	3.4	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4

(6)	4.2	Amended and Restated Rights Agreement between Registrant and ChaseMellon Shareholder Services, LLC, dated October 21, 1999

(7)	4.3	First Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated October 29, 2003

(8)	4.4	Second Amendment to Amended and Restated Rights Agreement between Registrant and Mellon Investor Services, LLC (formerly known as ChaseMellon Shareholder Services, LLC), dated May 11, 2006

(9)	4.5
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

(16)	10.30	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

(16)	10.31	Parent Guaranty Agreement (Short-Term Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(17)	10.32	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(18)	10.33	Form of option agreements used under the 1991 Stock Option Plan

*(17)	10.34	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(19)	10.35	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(20)	10.36	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(21)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(22)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(23)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(24)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(25)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(22)	10.42	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(22)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(22)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(23)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*	10.46	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2012)

*(23)	10.47	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(23)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(24)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

Exhibit Footnote	Exhibit Number	Description of Document
*(25)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(26)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(27)	10.52	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(23)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(28)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(25)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(24)	10.56	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(29)	10.57	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(30)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(30)	10.59	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(30)	10.60	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(31)	10.61	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(26)	10.62	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(21)	10.63	Gilead Sciences, Inc. Corporate Bonus Plan

*(3)	10.64	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(32)	10.65	2012 Base Salaries for the Named Executive Officers

*(33)	10.66	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(18)	10.67	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(18)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(24)	10.69	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(34)	10.70
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(22)	10.71	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(35)	10.72
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

(36)	10.73	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(34)	10.74	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

Exhibit Footnote	Exhibit Number	Description of Document
+(34)	10.75	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(37)	10.76	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(38)	10.77	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(39)	10.78
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(40)	10.79	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(40)	10.80
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005.

+(41)	10.81	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(42)	10.82	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(42)	10.83	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(42)	10.84	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(42)	10.85	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(43)	10.86	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(43)	10.87	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated March 27, 1996

+(44)	10.88	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated July 3, 1997

(44)	10.89	Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Syntex (U.S.A.) Inc., dated November 30. 1999

+(45)	10.90	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+(38)	10.91	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

+(46)	10.92	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(42)	10.93	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 1, 2011

+(47)	10.94	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(40)	10.95	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(48)	10.96	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(31)	10.97	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(25)	10.98	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

Exhibit Footnote	Exhibit Number	Description of Document
+(49)	10.99	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(37)	10.100	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(13)	10.101	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(14)	10.102	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

+(31)	10.103	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Other Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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

(14)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference. [update reference to 10-Q]

(25)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(32)	Information is included in Registrant's Current Report on Form 8-K filed on February 1, 2012, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference

(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(43)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(44)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(45)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

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