Form 10-Q
period 2012-09-30
GILEAD SCIENCES INC
filed 2012-11-06
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 26, 2012: 757,648,151

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, TRUVADA®, VIREAD®, HEPSERA®, AMBISOME®, EMTRIVA®, COMPLERA®, EVIPLERA®, STRIBILDTM, VISTIDE®, LETAIRIS®, VOLIBRIS®, RANEXA®, CAYSTON® and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Valeant Pharmaceuticals International, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,550,710	$9,883,777
Short-term marketable securities	144,775	16,491
Accounts receivable, net	1,766,091	1,951,167
Inventories	1,617,369	1,389,983
Deferred tax assets	222,572	208,155
Prepaid taxes	334,013	246,444
Prepaid expenses	100,674	95,922
Other current assets	144,175	126,846
Total current assets	5,880,379	13,918,785
Property, plant and equipment, net	856,184	774,406
Noncurrent portion of prepaid royalties	176,430	174,584
Noncurrent deferred tax assets	110,331	144,015
Long-term marketable securities	955,603	63,704
Intangible assets, net	11,735,354	1,062,864
Goodwill	1,078,919	1,004,102
Other noncurrent assets	170,629	160,674
Total assets	$20,963,829	$17,303,134
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,319,670	$1,206,052
Accrued government rebates	805,088	547,473
Accrued compensation and employee benefits	182,756	173,316
Income taxes payable	17,087	40,583
Other accrued liabilities	647,604	471,129
Deferred revenues	99,048	74,665
Current portion of long-term debt and other obligations, net	1,730,895	1,572
Total current liabilities	4,802,148	2,514,790
Long-term deferred revenues	20,836	31,870
Long-term debt, net	7,040,382	7,605,734
Long-term income taxes payable	128,655	135,655
Other long-term obligations	221,646	147,736
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 757,933 and 753,106 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	758	753
Additional paid-in capital	5,435,242	4,903,143
Accumulated other comprehensive income	28,249	58,200
Retained earnings	3,139,393	1,776,760
Total Gilead stockholders’ equity	8,603,642	6,738,856
Noncontrolling interest	146,520	128,493
Total stockholders’ equity	8,750,162	6,867,349
Total liabilities and stockholders’ equity	$20,963,829	$17,303,134
See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Product sales	$2,357,978	$2,065,859	$6,887,560	$5,969,025
Royalty revenues	63,915	51,629	216,126	204,615
Contract and other revenues	4,704	4,172	10,546	11,367
Total revenues	2,426,597	2,121,660	7,114,232	6,185,007
Costs and expenses:
Cost of goods sold	597,269	531,989	1,795,545	1,539,963
Research and development	465,831	290,066	1,320,286	826,915
Selling, general and administrative	319,583	295,927	1,095,209	895,764
Total costs and expenses	1,382,683	1,117,982	4,211,040	3,262,642
Income from operations	1,043,914	1,003,678	2,903,192	2,922,365
Interest expense	(89,322)	(43,097)	(275,010)	(130,420)
Other income (expense), net	(3,505)	14,406	(38,665)	40,216
Income before provision for income taxes	951,087	974,987	2,589,517	2,832,161
Provision for income taxes	280,052	237,449	774,877	704,861
Net income	671,035	737,538	1,814,640	2,127,300
Net loss attributable to noncontrolling interest	4,470	3,586	14,385	11,192
Net income attributable to Gilead	$675,505	$741,124	$1,829,025	$2,138,492
Net income per share attributable to Gilead common stockholders—basic	$0.89	$0.97	$2.42	$2.72
Shares used in per share calculation—basic	757,385	767,033	757,032	787,272
Net income per share attributable to Gilead common stockholders—diluted	$0.85	$0.95	$2.33	$2.66
Shares used in per share calculation—diluted	792,304	781,312	783,824	802,762

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$671,035	$737,538	$1,814,640	$2,127,300
Other comprehensive income:
Net foreign currency translation gain (loss)	5,090	(3,958)	7,346	(1,122)
Available-for-sale securities:
Net unrealized gain (loss), net of tax impact of $(848) and $3,681 for the three months ended September 30, 2012 and 2011, and $(660) and $(2,634) for the nine months ended September 30, 2012 and 2011, respectively	1,476	(24,786)	1,146	(24,124)
Reclassifications to net income, net of tax impact of $1,396 and $(1,531) for the three months ended September 30, 2012 and 2011, and $849 and $(4,203) for the nine months ended September 30, 2012 and 2011, respectively	2,429	(2,656)	32,979	(7,160)
Net change	3,905	(27,442)	34,125	(31,284)
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $3,180 and $(5,031) for the three months ended September 30, 2012 and 2011, and $460 and $3,366 for the nine months ended September 30, 2012 and 2011, respectively	(67,674)	107,044	(9,084)	(66,481)
Reclassification to net income, net of tax impact of $(1,760) and $1,978 for the three months ended September 30, 2012 and 2011, and $(3,156) and $2,655 for the nine months ended September 30, 2012 and 2011, respectively	(37,449)	42,094	(62,338)	52,433
Net change	(105,123)	149,138	(71,422)	(14,048)
Other comprehensive income (loss)	(96,128)	117,738	(29,951)	(46,454)
Comprehensive income	574,907	855,276	1,784,689	2,080,846
Comprehensive loss attributable to noncontrolling interest	4,470	3,586	14,385	11,192
Comprehensive income attributable to Gilead	$579,377	$858,862	$1,799,074	$2,092,038

See accompanying notes.

GILEAD SCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities:
Net income	$1,814,640	$2,127,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	60,488	53,232
Amortization expense	144,087	175,575
Stock-based compensation expense	151,598	145,775
Excess tax benefits from stock-based compensation	(64,955)	(30,255)
Tax benefits from employee stock plans	61,401	26,574
Deferred income taxes	21,374	43,415
Other	(2,037)	47,159
Changes in operating assets and liabilities:
Accounts receivable, net	160,831	(221,393)
Inventories	(224,742)	(136,684)
Prepaid expenses and other assets	(109,550)	13,373
Accounts payable	146,458	257,805
Income taxes payable	(75,674)	85,177
Accrued liabilities	397,831	106,492
Deferred revenues	7,238	(32,642)
Net cash provided by operating activities	2,488,988	2,660,903
Investing Activities:
Purchases of marketable securities	(1,148,751)	(4,161,322)
Proceeds from sales of marketable securities	130,463	3,498,720
Proceeds from maturities of marketable securities	25,975	506,513
Acquisitions, net of cash acquired	(10,751,636)	(588,608)
Purchases of other investments	(25,000)	—
Capital expenditures	(127,175)	(105,794)
Net cash used in investing activities	(11,896,124)	(850,491)
Financing Activities:
Proceeds from issuances of senior notes, net of issuance costs	—	987,370
Proceeds from issuances of common stock	350,264	158,234
Proceeds from credit facilities, net of issuance costs	1,146,844	—
Proceeds from term loan, net of issuance costs	997,889	—
Repayments of term loan	(1,000,000)	—
Repayments of credit facility	(50,000)	—
Repurchases of common stock	(467,000)	(2,156,830)
Repayments of convertible senior notes	—	(649,987)
Repayments of other long-term obligations	(2,167)	(1,619)
Excess tax benefits from stock-based compensation	64,955	30,255
Contributions from (distributions to) noncontrolling interest	32,412	(130,474)
Net cash provided by (used in) financing activities	1,073,197	(1,763,051)
Effect of exchange rate changes on cash	872	(45,881)
Net change in cash and cash equivalents	(8,333,067)	1,480
Cash and cash equivalents at beginning of period	9,883,777	907,879
Cash and cash equivalents at end of period	$1,550,710	$909,359
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
Significant Accounting Policies, Estimates and Judgments
The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including critical accounting policies or estimates related to revenue recognition, intangible assets, allowance for doubtful accounts, prepaid royalties, clinical trial accruals, contingent consideration liabilities, stock-based compensation and our tax provision. We base our estimates on historical experience and various market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.
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

In 2011, our convertible senior notes due in May 2011 (May 2011 Notes) matured and the related warrants expired. As a result, we have only considered their impact for the period they were outstanding on our net income per share calculations. Our common stock resulting from the assumed settlement of the conversion spread of the May 2011 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price of $38.75. During the nine months ended September 30, 2011, the average market price of our common stock exceeded the conversion price of the May 2011 Notes and the dilutive effect is included in the accompanying table. Warrants related to the May 2011 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price of $50.80. The average market price of our common stock during the nine months ended September 30, 2011 did not exceed the exercise price of the warrants related to the May 2011 Notes; therefore, these warrants did not have a dilutive effect on our net income per share for that period.
During the three and nine months ended September 30, 2012, the average market price of our common stock exceeded the conversion prices of the May 2013 Notes, May 2014 Notes and May 2016 Notes; therefore, the dilutive effects are included in the accompanying table. During the three and nine months ended September 30, 2011, the average market price of our common stock exceeded the conversion price of the May 2013 Notes and the dilutive effect is included in the accompanying table. During the three and nine months ended September 30, 2011, the average market price of our common stock did not exceed the conversion prices of the May 2014 Notes and May 2016 Notes and therefore, these notes did not have a dilutive effect on our net income per share for those periods.
Warrants relating to the May 2013 Notes, May 2014 Notes and May 2016 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise prices of $53.90, $56.76 and $60.10, respectively. During the three months ended September 30, 2012, the average market price of our common stock exceeded the warrants’ exercise prices relating to the May 2013 Notes and May 2014 Notes and the dilutive effects are included in the accompanying table. During the three months ended September 30, 2012, the average market price of our common stock did not exceed the warrants’ exercise price relating to the May 2016 Notes and therefore, these warrants did not have a dilutive effect on our net income per share for that period. The average market prices of our common stock during the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 did not exceed the warrants’ exercise prices relating to any of the Convertible Notes; therefore, these warrants did not have a dilutive effect on our net income per share for those periods.
Stock options to purchase approximately 2.1 million and 5.7 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2012, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive. Stock options to purchase approximately 21.0 million and 21.4 million weighted-average shares of our common stock were outstanding during the three and nine months ended September 30, 2011, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Gilead	$675,505	$741,124	$1,829,025	$2,138,492
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	757,385	767,033	757,032	787,272
Effect of dilutive securities:
Stock options and equivalents	16,239	13,548	15,463	14,452
Conversion spread related to the May 2011 Notes	—	—	—	253
Conversion spread related to the May 2013 Notes	5,723	731	4,475	785
Conversion spread related to the May 2014 Notes	5,930	—	3,529	—
Conversion spread related to the May 2016 Notes	5,726	—	3,325	—
Warrants related to the Convertible Notes	1,301	—	—	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	792,304	781,312	783,824	802,762
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
During the second quarter of 2012, we received payment on $460.6 million in past due accounts receivable from customers based in Spain. Included in this amount were proceeds from a factoring arrangement where we sold receivables with a carrying value of $319.8 million, net of the allowance for doubtful accounts. We received proceeds of $349.7 million and recorded a gain of $29.9 million, resulting primarily from the reversal of the related allowance for doubtful accounts. This gain was recorded as an offset to selling, general and administrative (SG&A) expenses in our Condensed Consolidated Statement of Income. Subsequent to this transaction, we have had no continuing involvement with the transferred receivables, which were derecognized at the time of the sale.
As of September 30, 2012, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $826.8 million, of which $314.9 million were greater than 120 days past due and $84.8 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2012.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB) issued new accounting guidance intended to simplify the testing of indefinite-lived intangible assets for impairment. Entities will be allowed the option to first perform a qualitative assessment on impairment for indefinite-lived intangible assets to determine whether a quantitative assessment is necessary. This guidance is effective for impairment tests performed in the interim and annual periods for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable, and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted product sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. The carrying value and fair value of the Convertible Notes were $2.99 billion and $4.98 billion, respectively, as of September 30, 2012. The carrying value and fair value of the Convertible Notes were $2.92 billion and $3.53 billion, respectively, as of December 31, 2011.
During the first quarter of 2011, we issued senior unsecured notes due in April 2021 (April 2021 Notes) in a registered offering for an aggregate principal amount of $1.00 billion. The carrying value and fair value of the April 2021 Notes were $992.7 million and $1.14 billion, respectively, as of September 30, 2012. The carrying value and fair value of the April 2021 Notes were $992.1 million and $1.06 billion, respectively, as of December 31, 2011. In December 2011, we issued senior unsecured notes due in December 2014 (December 2014 Notes), December 2016 (December 2016 Notes), December 2021 (December 2021 Notes) and December 2041 (December 2041 Notes) in a registered offering for an aggregate principal amount of $3.70 billion. The carrying value and fair value of these notes were $3.69 billion and $4.21 billion, respectively, as of September 30, 2012. The carrying value and fair value of these notes were $3.69 billion and $3.93 billion, respectively, as of December 31, 2011. The fair values of the Convertible Notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values.
The remaining financial instruments are reported on our Condensed Consolidated Balance Sheets at amounts that approximate current fair values.

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$308,309	$—	$—	$308,309	$—	$—	$—	$—
Money market funds	1,110,384	—	—	1,110,384	7,455,982	—	—	7,455,982
Certificates of deposit	—	—	—	—	—	1,139,982	—	1,139,982
U.S. government agencies and FDIC guaranteed securities	—	353,596	—	353,596	—	—	—	—
Non-U.S. government securities	—	—	—	—	—	—	24,741	24,741
Municipal debt securities	—	8,106	—	8,106	—	—	—	—
Corporate debt securities	—	334,886	—	334,886	—	404,989	—	404,989
Residential mortgage and asset-backed securities	—	95,481	—	95,481	—	—	—	—
Student loan-backed securities	—	—	—	—	—	—	46,952	46,952
Total debt securities	1,418,693	792,069	—	2,210,762	7,455,982	1,544,971	71,693	9,072,646
Equity securities	—	—	—	—	8,503	—	—	8,503
Derivatives	—	57,298	—	57,298	—	100,475	—	100,475
	$1,418,693	$849,367	$—	$2,268,060	$7,464,485	$1,645,446	$71,693	$9,181,624
Liabilities:
Contingent consideration	$—	$—	$199,707	$199,707	$—	$—	$135,591	$135,591
Derivatives	—	34,135	—	34,135	—	5,710	—	5,710
	$—	$34,135	$199,707	$233,842	$—	$5,710	$135,591	$141,301
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

Substantially all of our foreign currency derivatives contracts have maturities primarily over an 18 month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by Standard & Poor's, Moody's Investors Service, Inc. or Fitch, Inc. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered Rates (LIBOR) and swap rates. These inputs, where applicable, are at commonly quoted intervals.
Level 3 Inputs
Assets measured at fair value using Level 3 inputs were comprised of auction rate securities and Greek bonds within our available-for-sale investment portfolio. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer. The following table provides a rollforward of the fair value of our assets measured using Level 3 inputs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fair value, beginning of period	$43,872	$104,145	$71,693	$80,365
Total realized and unrealized gains (losses) included in:
Other income (expense), net	—	1,707	(40,096)	4,578
Other comprehensive income, net	(1,618)	(22,681)	32,630	(28,375)
Sales of marketable securities	(42,254)	(1,350)	(64,227)	(28,630)
Transfers into Level 3	—	—	—	53,883
Fair value, end of period	$—	$81,821	$—	$81,821
Auction Rate Securities
The underlying assets of the auction rate securities consisted of student loans. Although auction rate securities are typically measured using Level 2 inputs, the failure of auctions and the lack of market activity and liquidity experienced since the beginning of 2008 required that these securities be measured using Level 3 inputs. The fair value of the auction rate securities was determined using a discounted cash flow model that considered projected cash flows for the issuing trusts, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which the cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments.
During the third quarter of 2012, we sold our remaining portfolio of auction rate securities. As a result of the sale, we received total proceeds of $37.3 million and resulted in a $3.8 million loss which was recognized in other income (expense), net on our Condensed Consolidated Statement of Income.
As of December 31, 2011, our auction rate securities were recorded in long-term marketable securities on our Condensed Consolidated Balance Sheets.
Greek Government Bonds
In 2010, the Greek government agreed to settle the majority of its aged outstanding accounts receivable with zero-coupon bonds, which were expected to trade at a discount to face value. We estimated the fair value of the Greek zero-coupon bonds using Level 3 inputs due to the then current lack of market activity and liquidity. The discount rates used in our fair value model for these bonds were based on credit default swap rates. During the first quarter of 2012, the Greek government restructured its sovereign debt which impacted all holders of Greek bonds. As a result, we recorded a $40.1 million loss related to the debt restructuring as part of other income (expense), net on our Condensed Consolidated Statement of Income and exchanged the Greek bonds for new securities, which we liquidated during the first quarter of 2012.
As of December 31, 2011, our Greek government-issued bonds were recorded in short-term and long-term marketable securities on our Condensed Consolidated Balance Sheets.

Contingent Consideration Liabilities
In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We estimate the fair value of the contingent consideration liabilities on the acquisition date and each reporting period thereafter using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted using credit-risk adjusted interest rates.
Each reporting period thereafter, we revalue these obligations by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration obligations in research and development expense within our Condensed Consolidated Statements of Income until such time that the related product candidate reaches commercialization. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration obligations would primarily reflect the passage of time.
Significant judgment is employed in determining Level 3 inputs and fair value measurements as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period and actual results may differ from estimates. For example: significant increases in the probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement.
The potential contingent consideration payments resulting from development or regulatory approval based milestones related to our CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. (Calistoga) acquisitions range from no payment if none of the milestones are achieved, to an estimated maximum of $254 million (undiscounted), of which we had accrued $157.7 million as of September 30, 2012 and $120.2 million as of September 30, 2011. Potential future payments resulting from the acquisition of Arresto Biosciences, Inc. (Arresto) relate to royalty obligations on future sales once specified sales-based milestones are achieved.
The following table provides a rollforward of our contingent consideration liabilities, which are recorded as part of other long-term obligations in our Condensed Consolidated Balance Sheets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$140,897	$126,690	$135,591	$11,100
Additions from new acquisitions	—	—	—	116,008
Net changes in valuation	58,810	1,615	64,116	1,197
Balance, end of period	$199,707	$128,305	$199,707	$128,305

3.	AVAILABLE-FOR-SALE SECURITIES
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

	September 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasury securities	$307,961	$368	$(20)	$308,309	$—	$—	$—	$—
Money market funds	1,110,384	—	—	1,110,384	7,455,982	—	—	7,455,982
Certificates of deposit	—	—	—	—	1,140,000	—	(18)	1,139,982
U.S. government agencies securities	353,152	474	(30)	353,596	—	—	—	—
Non-U.S. government securities	—	—	—	—	55,246	—	(30,505)	24,741
Municipal debt securities	8,075	31	—	8,106	—	—	—	—
Corporate debt securities	333,491	1,429	(34)	334,886	404,994	—	(5)	404,989
Residential mortgage-backed and asset-backed securities	95,465	175	(159)	95,481	—	—	—	—
Student loan-backed securities	—	—	—	—	51,500	—	(4,548)	46,952
Total debt securities	2,208,528	2,477	(243)	2,210,762	9,107,722	—	(35,076)	9,072,646
Equity securities	—	—	—	—	1,451	7,052	—	8,503
Total	$2,208,528	$2,477	$(243)	$2,210,762	$9,109,173	$7,052	$(35,076)	$9,081,149
The following table summarizes the classification of the available-for-sale debt and equity securities on our Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$1,110,384	$9,000,954
Short-term marketable securities	144,775	16,491
Long-term marketable securities	955,603	63,704
Total	$2,210,762	$9,081,149
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2012
	Amortized Cost	Fair Value
Less than one year	$1,245,135	$1,245,165
Greater than one year but less than five years	927,079	929,196
Greater than five years but less than ten years	17,151	17,229
Greater than ten years	19,163	19,172
Total	$2,208,528	$2,210,762

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross realized gains on sales	$25	$4,830	$10,124	$13,784
Gross realized losses on sales	$(3,850)	$(644)	$(43,951)	$(2,421)
The cost of securities sold was determined based on the specific identification method.
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
Debt securities:
U.S. treasury securities	$(20)	$67,983	$—	$—	$(20)	$67,983
Certificates of deposit	—	—	—	—	—	—
U.S. government agencies securities	(30)	41,856	—	—	(30)	41,856
Non-U.S. government securities	—	—	—	—	—	—
Corporate debt securities	(34)	42,456	—	—	(34)	42,456
Residential mortgage-backed and asset-backed securities	(159)	43,211	—	—	(159)	43,211
Student loan-backed securities	—	—	—	—	—	—
Total	$(243)	$195,506	$—	$—	$(243)	$195,506
December 31, 2011
Debt securities:
U.S. treasury securities	$—	$—	$—	$—	$—	$—
Certificates of deposit	(18)	1,019,982	—	—	(18)	1,019,982
U.S. government agencies securities	—	—	—	—	—	—
Non-U.S. government securities	(30,505)	24,741	—	—	(30,505)	24,741
Corporate debt securities	(5)	224,989	—	—	(5)	224,989
Residential mortgage-backed and asset-backed securities	—	—	—	—	—	—
Student loan-backed securities	—	—	(4,548)	46,952	(4,548)	46,952
Total	$(30,528)	$1,269,712	$(4,548)	$46,952	$(35,076)	$1,316,664
As of September 30, 2012 and December 31, 2011, we held a total of 39 and 42 securities, respectively, that were in an unrealized loss position.

4.	DERIVATIVE FINANCIAL INSTRUMENTS
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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders’ equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at September 30, 2012 will be reclassified to product sales within 12 months.
We had notional amounts on foreign currency exchange contracts outstanding of $3.27 billion and $4.03 billion at September 30, 2012 and December 31, 2011, respectively.
The following table summarizes information about the fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2012
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$56,602	Other accrued liabilities	$25,787
Foreign currency exchange contracts	Other noncurrent assets	608	Other long-term obligations	8,317
Total derivatives designated as hedges		57,210		34,104
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	85	Other accrued liabilities	31
Total derivatives not designated as hedges		85		31
Total derivatives		$57,295		$34,135

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$77,066	Other accrued liabilities	$5,052
Foreign currency exchange contracts	Other noncurrent assets	23,169	Other long-term obligations	620
Total derivatives designated as hedges		100,235		5,672
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	240	Other accrued liabilities	38
Total derivatives not designated as hedges		240		38
Total derivatives		$100,475		$5,710
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Derivatives designated as hedges:
Net gains (losses) recognized in OCI (effective portion)	$(70,855)	$107,871	$(7,730)	$(66,236)
Net gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$39,209	$(44,072)	$65,494	$(55,088)
Net gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$(1,688)	$(7,759)	$(8,444)	$(10,825)
Derivatives not designated as hedges:
Net gains (losses) recognized in other income (expense), net	$(31,973)	$86,781	$34,445	$(33,409)
There were no material amounts recorded in other income (expense), net, for the three or nine months ended September 30, 2012 and 2011 as a result of the discontinuance of cash flow hedges.

5.	ACQUISITION OF PHARMASSET, INC.
On January 17, 2012, we completed the acquisition of Pharmasset, a publicly-held clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset's primary focus was the development of oral therapeutics for the treatment of HCV infection. Pharmasset's lead compound, now known as GS-7977, is a nucleotide analog which, as of January 2012, was being evaluated in Phase 2 and Phase 3 clinical studies for the treatment of HCV infection across genotypes. We believe the acquisition of Pharmasset provides us with an opportunity to complement our existing HCV portfolio and helps advance our effort to develop all-oral regimens for the treatment of HCV.
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
The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed, and the consideration transferred (in thousands):

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
Stock-Based Compensation Expense
The stock-based compensation expense recognized for the accelerated vesting of employee options immediately prior to the acquisition was reported in our Condensed Consolidated Statement of Income as follows (in thousands):

Nine Months Ended
September 30, 2012
Research and development expense	$100,149
Selling, general and administrative expense	93,788
Total stock-based compensation expense	$193,937

Other Costs
Other costs incurred in connection with the acquisition include (in thousands):

	Nine Months Ended	Three Months Ended
	September 30, 2012	December 31, 2011
Transaction costs (e.g. investment advisory, legal and accounting fees)	$10,463	$28,461
Bridge financing costs	7,333	23,817
Restructuring costs	14,929	—
Total other costs	$32,725	$52,278
The following table summarizes these costs by the line item in the Condensed Consolidated Statement of Income in which these costs were recognized (in thousands).

	Nine Months Ended	Three Months Ended
	September 30, 2012	December 31, 2011
Research and development expense	$7,710	$—
Selling, general and administrative expense	17,682	28,461
Interest expense	7,333	23,817
Total other costs	$32,725	$52,278
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues	$2,426,597	$2,121,660	$7,114,232	$6,185,007
Net income attributable to Gilead	$680,483	$677,662	$1,983,004	$1,756,056
The unaudited pro forma consolidated results include non-recurring pro forma adjustments that assume the acquisition occurred on January 1, 2011. Stock-based compensation expenses of $193.9 million incurred during the nine months ended September 30, 2012 were included in the net income attributable to Gilead for the nine months ended September 30, 2011. Other costs of $17.8 million incurred during the nine months ended September 30, 2012 were included in the net income attributable to Gilead for the nine months ended September 30, 2011. Of the $17.8 million, $0.3 million was incurred during the three months ended September 30, 2012. Other costs of $52.3 million incurred during the three months ended December 31, 2011 were included in net income attributable to Gilead for the nine months ended September 30, 2011.

6.	INVENTORIES
Inventories are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$826,651	$697,621
Work in process	378,988	466,499
Finished goods	411,730	225,863
Total	$1,617,369	$1,389,983
As of September 30, 2012 and December 31, 2011, we held $1.18 billion and $995.7 million of efavirenz in inventory, respectively, which was purchased from BMS at BMS’s estimated net selling price of efavirenz.

7.	INTANGIBLE ASSETS AND GOODWILL
The following table summarizes the carrying amount of our intangible assets and goodwill (in thousands):

	September 30, 2012	December 31, 2011
Indefinite-lived intangible assets	$10,986,200	$266,200
Finite-lived intangible assets	749,154	796,664
Total intangible assets	11,735,354	1,062,864
Goodwill	1,078,919	1,004,102
Total intangible assets and goodwill	$12,814,273	$2,066,966
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
Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in thousands):

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - Ranexa	$688,400	$124,114	$688,400	$97,099
Intangible asset - Lexiscan	262,800	89,030	262,800	69,723
Other	24,995	13,897	24,995	12,709
Total	$976,195	$227,041	$976,195	$179,531
Amortization expense related to intangible assets was included in cost of goods sold in our Condensed Consolidated Statements of Income and totaled $15.8 million and $47.5 million for the three and nine months ended September 30, 2012, respectively, and $17.4 million and $52.2 million for the three and nine months ended September 30, 2011, respectively.
As of September 30, 2012, the estimated future amortization expense associated with our intangible assets for the remaining three months of 2012 and each of the five succeeding fiscal years are as follows (in thousands):

Fiscal Year	Amount
2012 (remaining three months)	$15,836
2013	64,283
2014	66,735
2015	73,261
2016	100,048
2017	132,786
Total	$452,949
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2011	$1,004,102
Goodwill resulting from the acquisition of Pharmasset	74,817
Balance at September 30, 2012	$1,078,919

8.	COLLABORATIVE ARRANGEMENTS
From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or appropriate disclosure based on applicable guidance. For variable interest entities (VIEs), we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2012, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we do not control and are not the primary beneficiary with respect to such investees; therefore, we do not consolidate these investees.
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
We and BMS share marketing and sales efforts. Since the second quarter of 2011, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the United States, and the parties have begun to reduce their joint promotional efforts in Canada, as we launch Complera and Stribild. The parties will continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. In 2006, we and BMS amended the joint venture's collaboration agreement to allow the joint venture to sell Atripla into Canada. As of September 30, 2012 and December 31, 2011, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of September 30, 2012, total assets held by the joint venture were $1.85 billion and consisted primarily of cash and cash equivalents of $210.3 million, accounts receivable of $228.4 million and inventories of $1.40 billion; total liabilities were $1.46 billion and consisted primarily of accounts payable of $570.9 million and other accrued expenses of $327.2 million. As of December 31, 2011, total assets held by the joint venture were $1.62 billion and consisted primarily of cash and cash equivalents of $156.9 million, accounts receivable of $235.6 million and inventories of $1.19 billion; total liabilities were $1.27 billion and consisted primarily of accounts payable of $561.1 million and other accrued expenses of $232.9 million. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets.
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
Starting in the first quarter of 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are also responsible for accounting, financial reporting and tax reporting for the collaboration. As of September 30, 2012 and December 31, 2011, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.

The parties also formed a limited liability company to hold the marketing authorization for Atripla in Europe. We have primary responsibility for regulatory activities. In the major market countries, both parties have agreed to continue to use commercially reasonable efforts to independently promote Atripla.
9.LONG-TERM OBLIGATIONS
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

					Carrying Value as of
Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	September 30, 2012	December 31, 2011
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$630,838	$607,036
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	1,202,938	1,181,525
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,151,236	1,132,293
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	992,709	992,066
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,315	749,078
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,037	698,864
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,356	1,247,138
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,791	997,734
Term Loan Facility	Term Loan	January 2012	January 2015	Variable	—	—
Credit Facility	Short-Term Revolver	January 2012	January 2013	Variable	350,000	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	750,000	—
Total debt, net					$8,771,220	$7,605,734
Less current portion					1,730,838	—
Total long-term debt, net					$7,040,382	$7,605,734
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
During the first quarter of 2012, in conjunction with our acquisition of Pharmasset, we entered into a five-year $1.25 billion revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement), a $750.0 million short-term revolving credit facility credit agreement (the Short-Term Revolving Credit Agreement) and a $1.00 billion term loan facility (the Term Loan Credit Agreement). We borrowed $750.0 million under the Five-Year Revolving Credit Agreement, $400.0 million under the Short-Term Revolving Credit Agreement and $1.00 billion under the Term Loan Credit Agreement, upon the close of the acquisition. During the third quarter of 2012, we fully repaid the remaining $300.0 million of outstanding debt under the Term Loan Credit Agreement. We also repaid $50.0 million of the outstanding debt under the Short-Term Revolving Credit Agreement during the third quarter of 2012.
All three credit agreements contain customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loans bear interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the applicable credit agreement. We may reduce the commitments and may prepay loans under any of these agreements in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreements and notes indentures and as of September 30, 2012, we were in compliance with all such covenants.
The Five-Year Revolving Credit Agreement was inclusive of a $30.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility. As of September 30, 2012, we had $6.9 million in letters of credit outstanding under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2017. The Short-Term Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2013; however, at our request, the maturity date may be extended until January 2014.

10.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In June 2011, we received a subpoena from the United States Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Atripla, Emtriva, Hepsera, Letairis, Truvada, Viread and Complera. We have been cooperating and will continue to cooperate with this governmental inquiry. An estimate of a possible loss or range of losses cannot be determined.
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that any of these legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

11.	STOCK-BASED COMPENSATION EXPENSE
The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of goods sold	$1,864	$2,234	$6,084	$7,765
Research and development expenses	23,236	18,389	162,214	54,529
Selling, general and administrative expenses	29,364	25,897	177,237	83,821
Stock-based compensation expense included in total costs and expenses	54,464	46,520	345,535	146,115
Income tax effect	(15,022)	(11,299)	(41,253)	(36,365)
Stock-based compensation expense, net of tax	$39,442	$35,221	$304,282	$109,750
Total stock-based compensation for the nine months ended September 30, 2012 included $100.1 million and $93.8 million in R&D and SG&A expenses, respectively, related to the acceleration of unvested stock options in connection with the acquisition of Pharmasset, which closed during the first quarter of 2012.

12.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program
During the three months ended September 30, 2012, we repurchased a total of $205.2 million or 3.5 million shares of common stock under our January 2011, three-year, $5.00 billion stock repurchase program. During the nine months ended September 30, 2012, we repurchased a total of $466.9 million or 8.7 million shares of common stock under our January 2011 stock repurchase program.

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

Product sales consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Antiviral products:
Atripla	$865,378	$794,699	$2,656,997	$2,361,203
Truvada	804,190	744,727	2,348,386	2,129,139
Viread	214,909	192,887	622,016	546,999
Complera/Eviplera	99,297	19,044	224,386	19,044
Stribild	17,511	—	17,511	—
Hepsera	27,319	35,631	82,807	112,383
Emtriva	7,229	7,667	21,819	20,975
Total antiviral products	2,035,833	1,794,655	5,973,922	5,189,743
Letairis	105,054	78,954	293,976	214,765
Ranexa	95,066	81,983	273,822	236,353
AmBisome	87,448	82,241	255,865	249,372
Other products	34,577	28,026	89,975	78,792
Total product sales	$2,357,978	$2,065,859	$6,887,560	$5,969,025
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cardinal Health, Inc.	18%	18%	19%	17%
McKesson Corp.	16%	15%	16%	15%
AmerisourceBergen Corp.	11%	13%	11%	13%

14.	INCOME TAXES
Our income tax rate of 29.4% and 29.9% for the three and nine months ended September 30, 2012, respectively, differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S subsidiaries that are considered indefinitely invested outside of the United States, partially offset by state taxes, the stock-based compensation expense related to the Pharmasset acquisition and contingent consideration expense related to certain acquisitions for which we received no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.
We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For federal income tax purposes, the statute of limitations is open for 2008 and onwards. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their net operating losses and credits carried over from prior years. For California income tax purposes, the statute of limitations is open for 2007 and onwards.
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
As of September 30, 2012, we believe that it is reasonably possible that our unrecognized tax benefits will not significantly change in the next 12 months as we do not expect to have clarification from the IRS and other tax authorities regarding any of our uncertain tax positions.

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
In July 2012, we entered into a purchase and sale agreement to acquire an office building totaling approximately 294,000 square feet located in Foster City, California, for approximately $180.0 million in cash. We made an initial refundable deposit of $5.0 million into escrow during the third quarter of 2012. The transaction subsequently closed on November 1, 2012, at which time, the remaining balance of $175.0 million was paid into escrow.

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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2011 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are presented in U.S. dollars.
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
Our product portfolio is comprised of Atripla®, Truvada®, Viread®, Emtriva®, Complera®/Eviplera®, StribildTM, Hepsera®, AmBisome®, Letairis®, Ranexa®, Cayston® and Vistide®. In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements. For example, F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche) markets Tamiflu®; GlaxoSmithKline Inc. (GSK) markets Hepsera and Viread in certain territories outside of the United States; GSK also markets Volibris® outside of the United States; Astellas Pharma US, Inc. markets AmBisome in the United States and Canada; Astellas US LLC markets Lexiscan® injection in the United States; Rapidscan Pharma Solutions, Inc. markets Rapiscan® in certain territories outside of the United States; Menarini International Operations Luxembourg SA markets Ranexa in certain territories outside of the United States; and Japan Tobacco Inc. (Japan Tobacco) markets Truvada, Viread and Emtriva in Japan.
Business Highlights
During the third quarter of 2012, our product sales increased 14% over the same quarter in 2011 and we continued to advance our product pipeline across all therapeutic areas. We believe the combination of our existing internal research programs and our recent partnerships and acquisitions will drive research and development efforts and accelerate our product pipeline so that we can continue to bring innovative therapies to individuals who are living with unmet medical needs. During the third quarter of 2012, we made the following announcements:

•
The U.S. Food and Drug Administration (FDA) approved once-daily oral Truvada, in combination with safer sex practices, to reduce the risk of sexually acquired HIV-1 infection in adults at high risk for acquiring HIV. Truvada is the first drug to be approved for HIV prevention in uninfected adults, a strategy called pre-exposure prophylaxis (PrEP).

•
24-week data from a Phase 3 clinical trial, SPIRIT (Switching boosted PI to Rilpivirine In Combination with Truvada as a Single Tablet Regimen), which evaluated virologically suppressed treatment-experienced HIV patients switching from a multi-pill regimen containing a ritonavir-boosted protease inhibitor to the once-daily single tablet regimen Complera. The study met its 24-week primary endpoint, which found that switching to Complera was non-inferior to remaining on a ritonavir-boosted protease inhibitor regimen.

•	Two-year Phase 3 clinical trial results showing that our integrase inhibitor, elvitegravir, dosed once daily is non-inferior to raltegravir dosed twice daily among treatment-experienced HIV patients.

•
Full clinical trial results from a pivotal Phase 3 study evaluating cobicistat, a pharmacoenhancing or "boosting" agent for HIV therapy, compared to ritonavir, currently the only approved agent used to boost certain antiretroviral treatment regimens. The study found that an HIV regimen containing a cobicistat-boosted protease inhibitor was non-inferior to a regimen containing a ritonavir-boosted protease inhibitor at 48 weeks of therapy.

In August 2012, the FDA approved Stribild, a complete once-daily single tablet regimen for the treatment of HIV-1 infection in treatment-naïve adults. Stribild, referred to as “Quad” prior to FDA approval, combines four compounds in one daily tablet: elvitegravir, cobicistat, emtricitabine and tenofovir disoproxil fumarate.
Financial Highlights
During the third quarter of 2012, total revenues grew 14% to $2.43 billion compared to $2.12 billion in the third quarter of 2011. Total product sales were $2.36 billion, an increase of 14% over the same period in 2011. The growth in product sales was due primarily to our antiviral franchise, where sales increased 13% to $2.04 billion compared to the same period last year. Product gross margin increased from 74% in the third quarter of 2011 to 75% in the third quarter of 2012 due primarily to lower royalty expenses, partially offset by changes in our product mix.
Research and development (R&D) expenses were $465.8 million for the third quarter of 2012 and $290.1 million for the same period in 2011, an increase of $175.8 million, or 61%. The increase was due primarily to the continued progression of our clinical studies, particularly in liver disease and oncology.
Selling, general and administrative (SG&A) expenses were $319.6 million for the third quarter of 2012 and $295.9 million for the same period in 2011, an increase of $23.7 million, or 8%. The increase was due primarily to increased expenses to support the ongoing growth of our business and an increase in the U.S. pharmaceutical excise tax, partially offset by lower bad debt expense.
Net income for the third quarter of 2012 was $675.5 million, a 9% decrease from $741.1 million for the same period in 2011 due primarily to our continued investments in R&D and increased interest expense related to the additional debt we issued in connection with our acquisition of Pharmasset, Inc. (Pharmasset). Our diluted earnings per share decreased by 11% to $0.85 in the third quarter of 2012 from $0.95 in the same period in 2011 due primarily to the decrease in net income and an increase in diluted shares outstanding. The higher average stock price for the third quarter of 2012 compared to the same period in 2011 resulted in an increase in the number of diluted weighted average shares outstanding related to our convertible senior notes and related warrants.
Liquidity and Financing Activity
Cash, cash equivalents and marketable securities were $2.65 billion at September 30, 2012, a decrease of $7.31 billion from December 31, 2011. The primary uses of cash during the first nine months of 2012 were $11.1 billion for the acquisition of Pharmasset and $1.05 billion for the repayment of bank debt. The primary sources of cash during the first nine months of 2012 were $2.49 billion of operating cash flows and $2.14 billion in net proceeds from the issuance of bank debt in conjunction with our acquisition of Pharmasset.
In the third quarter of 2012, we repurchased a total of $205.2 million or 3.5 million shares of common stock under our January 2011, three-year, $5.00 billion stock repurchase program. As of September 30, 2012, we had repurchased $869.9 million of our common stock under this program.

Acquisition
On January 17, 2012, we completed the acquisition of Pharmasset, a publicly-held clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset's primary focus was the development of oral therapeutics for the treatment of HCV infection. Pharmasset's lead compound, now known as GS-7977, is a nucleotide analog which, as of January 2012, was being evaluated in Phase 2 and Phase 3 clinical studies for the treatment of HCV-infection across genotypes. We believe the acquisition of Pharmasset provides us with an opportunity to complement our existing HCV portfolio and helps advance our effort to develop all-oral regimens for the treatment of HCV.
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
The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed, and the consideration transferred (in thousands):

Intangible assets - in-process research and development	$10,720,000
Cash and cash equivalents	106,737
Other assets acquired (liabilities assumed), net	(43,182)
Total identifiable net assets	10,783,555
Goodwill	74,817
Total consideration transferred	$10,858,372
In-Process Research and Development (IPR&D)
The estimated fair value of the acquired IPR&D related to GS-7977 was $10.72 billion, which was determined using a probability-weighted income approach, that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 12%, which is based on the estimated weighted-average cost of capital for companies with profiles similar to that of Pharmasset. This rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the intangible asset. The projected cash flows from GS-7977 were based on key assumptions such as: the time and resources needed to complete its development considering its stage of development on the acquisition date, the probability of obtaining approval from the FDA and other regulatory agencies, estimates of revenues and operating profits, the life of the potential commercialized product and other associated risks related to the viability of and potential alternative treatments in future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived assets until the completion or abandonment of the associated R&D efforts.

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
Stock-Based Compensation Expense
The stock-based compensation expense recognized for the accelerated vesting of employee options immediately prior to the acquisition was reported in our Condensed Consolidated Statement of Income as follows (in thousands):

Research and development expense	$100,149
Selling, general and administrative expense	93,788
Total stock-based compensation expense	$193,937
Other Costs
Other costs incurred in connection with the acquisition include (in thousands):

	Nine Months Ended	Three Months Ended
	September 30, 2012	December 31, 2011
Transaction costs (e.g. investment advisory, legal and accounting fees)	$10,463	$28,461
Bridge financing costs	7,333	23,817
Restructuring costs	14,929	—
Total other costs	$32,725	$52,278
The following table summarizes these costs by the line item in the Condensed Consolidated Statement of Income in which these costs were recognized (in thousands):

	Nine Months Ended	Three Months Ended
	September 30, 2012	December 31, 2011
Research and development expense	$7,710	$—
Selling, general and administrative expense	17,682	28,461
Interest expense	7,333	23,817
Total other costs	$32,725	$52,278
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues	$2,426,597	$2,121,660	$7,114,232	$6,185,007
Net income attributable to Gilead	$680,483	$677,662	$1,983,004	$1,756,056

The unaudited pro forma consolidated results include non-recurring pro forma adjustments that assume the acquisition occurred on January 1, 2011. Stock-based compensation expenses of $193.9 million incurred during the nine months ended September 30, 2012 were included in the net income attributable to Gilead for the nine months ended September 30, 2011. Other costs of $17.8 million incurred during the nine months ended September 30, 2012 were included in the net income attributable to Gilead for the nine months ended September 30, 2011. Of the $17.8 million, $0.3 million was incurred during the three months ended September 30, 2012. Other costs of $52.3 million incurred during the three months ended December 31, 2011 were included in net income attributable to Gilead for the nine months ended September 30, 2011.
Critical Accounting Policies, Estimates and Judgments
We have updated our critical accounting policies, estimates and judgments to include the valuation of contingent consideration resulting from a business combination. There have been no other material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
Valuation of Contingent Consideration Resulting from a Business Combination
In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, we revalue these obligations and record increases or decreases in their fair value in R&D expense within our Condensed Consolidated Statement of Income until such time that the related product candidate reaches commercialization.
Increases or decreases in the fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.
Results of Operations
Total Revenues
Total revenues included product sales, royalty revenues and contract and other revenues. Total revenues for the three months ended September 30, 2012 were $2.43 billion, up 14% compared to $2.12 billion for the same period in 2011. For the nine months ended September 30, 2012, total revenues were $7.11 billion, up 15% compared to $6.19 billion for the same period in 2011. Increases in total revenues were driven by growth in product sales. A significant percentage of our product sales is denominated in foreign currencies and we face exposure to adverse movements in foreign currency exchange rates. We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in Euro. Foreign currency exchange, net of hedges, had an unfavorable impact of $20.5 million on our third quarter 2012 product sales and an unfavorable impact of $69.1 million on our product sales for the nine months ended September 30, 2012 compared to the same periods in 2011.
Product Sales
Total product sales were $2.36 billion for the three months ended September 30, 2012, an increase of 14% over total product sales of $2.07 billion for the same period in 2011. For the nine months ended September 30, 2012, total product sales were $6.89 billion, an increase of 15% over total product sales of $5.97 billion for the same period in 2011. Increases in product sales were driven primarily by our antiviral franchise, resulting from increased sales of Atripla, Truvada and Complera/Eviplera. Following the FDA's approval on August 27, 2012, we launched Stribild in the United States which contributed $17.5 million to total product sales for the third quarter of 2012.
Product sales in the United States increased by 20% and 22% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily driven by strong retail demand and continued sales growth in our antiviral franchise.
Letairis sales contributed $105.1 million and $294.0 million to our three and nine months ended September 30, 2012 product sales, respectively, an increase of 33% and 37% compared to the same periods in 2011. Ranexa sales contributed $95.1 million and $273.8 million to our three and nine months ended September 30, 2012 product sales, respectively, an increase of 16% for both periods compared to the respective periods in 2011.

Product sales in Europe increased by 5% for both the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily driven by sales growth in our antiviral franchise. Foreign currency exchange, net of hedges, had an unfavorable impact of $22.3 million and $76.9 million on our European product sales in the three and nine months ended September 30, 2012, respectively, compared to the same periods last year.
The following table summarizes the period over period changes in our sales by product (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Antiviral products:
Atripla	$865,378	$794,699	9%	$2,656,997	$2,361,203	13%
Truvada	804,190	744,727	8%	2,348,386	2,129,139	10%
Viread	214,909	192,887	11%	622,016	546,999	14%
Complera/Eviplera	99,297	19,044	421%	224,386	19,044	1,078%
Stribild	17,511	—	—	17,511	—	—
Hepsera	27,319	35,631	(23)%	82,807	112,383	(26)%
Emtriva	7,229	7,667	(6)%	21,819	20,975	4%
Total antiviral products	2,035,833	1,794,655	13%	5,973,922	5,189,743	15%
Letairis	105,054	78,954	33%	293,976	214,765	37%
Ranexa	95,066	81,983	16%	273,822	236,353	16%
AmBisome	87,448	82,241	6%	255,865	249,372	3%
Other	34,577	28,026	23%	89,975	78,792	14%
Total product sales	$2,357,978	$2,065,859	14%	$6,887,560	$5,969,025	15%
Antiviral Products
Antiviral product sales increased by 13% and 15% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

•	Atripla
Atripla sales increased by 9% and 13% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, driven primarily by sales growth in the United States, Europe and Latin America. Atripla sales include the efavirenz component which has a gross margin of zero. The efavirenz portion of our Atripla sales was $316.9 million and $976.8 million for the three and nine months ended September 30, 2012, compared to $290.8 million and $863.0 million for the three and nine months ended September 30, 2011, respectively. Atripla sales accounted for 43% and 44% of our total antiviral product sales for the three and nine months ended September 30, 2012, respectively.

•	Truvada
Truvada sales increased by 8% and 10% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, driven primarily by sales growth in the United States. Truvada sales accounted for 40% and 39% of our total antiviral product sales for the three and nine months ended September 30, 2012, respectively.

•	Complera/Eviplera
Sales of Complera/Eviplera increased to $99.3 million and $224.4 million for the three and nine months ended September 30, 2012, respectively, compared to $19.0 million for both the three and nine months ended September 30, 2011, primarily due to sales growth in the United States. Complera was approved in the United States in August 2011, and Eviplera was approved in the European Union in November 2011.

•	Stribild
Sales of Stribild were $17.5 million for the three months ended September 30, 2012. Stribild was approved in the United States in August 2012.

Other Product Sales
Other product sales consist primarily of Letairis, Ranexa and AmBisome. During the three and nine months ended September 30, 2012, sales of Letairis increased by 33% and 37%, respectively, sales of Ranexa increased by 16% for both periods and sales of AmBisome increased by 6% and 3%, respectively. These increases were primarily due to sales growth. AmBisome product sales in the United States and Canada related solely to our sales of AmBisome to Astellas Pharma US, Inc., which were recorded at our manufacturing cost.
Royalty Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentages)	2012	2011	Change	2012	2011	Change
Royalty revenues	$63,915	$51,629	24%	$216,126	$204,615	6%
Royalty revenues increased 24% and 6% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to increased royalty revenues from GlaxoSmithKline Inc. for Volibris and Japan Tobacco for Truvada.
Cost of Goods Sold and Product Gross Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except percentages)	2012	2011	2012	2011
Total product sales	$2,357,978	$2,065,859	$6,887,560	$5,969,025
Cost of goods sold	$597,269	$531,989	$1,795,545	$1,539,963
Product gross margin	75%	74%	74%	74%
Our product gross margin was 75% for the three months ended September 30, 2012, an increase of 1% compared to the same period in 2011, primarily due to lower royalty expenses, partially offset by changes in our product mix. Product gross margin was 74% for the nine months ended September 30, 2012 and 2011.
Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentages)	2012	2011	Change	2012	2011	Change
Research and development	$465,831	$290,066	61%	$1,320,286	$826,915	60%
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
R&D expenses for the three months ended September 30, 2012 increased by $175.8 million, or 61%, compared to the same period in 2011, due primarily to a $86.8 million increase in clinical studies and outside services mainly related to study progression in liver disease and oncology and a $58.8 million increase in the estimated fair value of our contingent consideration liabilities resulting from updates to the assumptions used when estimating the fair value of these obligations due primarily to the advancement in the development of acquired compounds.

R&D expenses for the nine months ended September 30, 2012 increased by $493.4 million, or 60%, compared to the same period in 2011, due primarily to a $219.5 million increase in clinical studies and outside services mainly related to study progression in liver disease and oncology; a $100.1 million stock-based compensation expense resulting from the Pharmasset acquisition in the first quarter of 2012; a $93.6 million increase in personnel expenses due to higher headcount and expenses to support the growth of our business; and a $64.1 million increase in the estimated fair value of our contingent consideration liabilities resulting from updates to the assumptions used when estimating the fair value of these obligations due primarily to the advancement in the development of acquired compounds.
Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentages)	2012	2011	Change	2012	2011	Change
Selling, general and administrative	$319,583	$295,927	8%	$1,095,209	$895,764	22%
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs; marketing, advertising and legal expenses; and other general and administrative costs.
SG&A expenses for the three months ended September 30, 2012 increased by $23.7 million or 8%, compared to the same period in 2011, due primarily to $18.9 million in increased headcount related and other expenses to support the growth of our business and an $8.3 million increase in the pharmaceutical excise tax, partially offset by a reduction in bad debt expense of $11.1 million.
SG&A expenses for the nine months ended September 30, 2012 increased by $199.4 million or 22%, compared to the same period in 2011, due primarily to stock-based compensation expense of $93.8 million resulting from the Pharmasset acquisition; a $57.3 million increase in headcount related expenses to support the ongoing growth of our business; a $32.5 million increase in the pharmaceutical excise tax; and a $7.2 million increase in acquisition-related transaction costs. These increases were partially offset by a net reduction in bad debt expense of $23.4 million, which included a gain of $29.9 million related to the sale of our accounts receivable balances in Spain in the second quarter of 2012.
Interest Expense
Interest expense for the three and nine months ended September 30, 2012 was $89.3 million and $275.0 million, respectively, and increased by $46.2 million and $144.6 million compared to the same periods in 2011, respectively. The increase for both the three and nine months ended September 30, 2012 was due primarily to the additional debt we issued in connection with our acquisition of Pharmasset, which included $3.70 billion in senior unsecured notes issued in December 2011 and $2.15 billion in bank debt issued in January 2012. This increase was partially offset by a decrease of $12.8 million in interest expense for the nine months ended September 30, 2012 related to the maturity of our convertible senior notes due in May 2011 (May 2011 Notes).
Other Income (Expense), Net
Other income (expense), net, for the three and nine months ended September 30, 2012 was a net expense of $3.5 million and $38.7 million, compared to net income of $14.4 million and $40.2 million for the three and nine months ended September 30, 2011. The change for the three and nine months ended September 30, 2012 was due primarily to a decrease in interest income of $12.4 million and $39.8 million, respectively, resulting from a lower cash balance after we funded the Pharmasset acquisition and a lower average yield during the period. For the nine months ended September 30, 2012, the change in other income (expense), net, also included a $40.1 million loss on Greek bonds related to Greece's restructuring of its sovereign debt in the first quarter of 2012.

Provision for Income Taxes
Our provision for income taxes was $280.1 million and $774.9 million for the three and nine months ended September 30, 2012, respectively, compared to $237.4 million and $704.9 million for the same periods in 2011, respectively. Our effective tax rate was 29.4% and 29.9% for the three and nine months ended September 30, 2012, respectively, compared to our effective tax rate of 24.4% and 24.9% for the same periods in 2011, respectively. The effective tax rates for the three and nine months ended September 30, 2012 were higher than the effective tax rates for the same periods in 2011 as a result of the expiration of the federal research tax credit as of December 31, 2011, lower earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States as a percentage of total earnings, the stock-based compensation expense related to the Pharmasset acquisition and contingent consideration expense related to certain acquisitions for which we receive no tax benefit.
The effective tax rates for the three and nine months ended September 30, 2012 differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely invested outside the United States, partially offset by state taxes, the stock-based compensation expense related to the Pharmasset acquisition and contingent consideration expense related to certain acquisitions for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.
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

	September 30, 2012	December 31, 2011
Cash, cash equivalents and marketable securities	$2,651,088	$9,963,972
Working capital	$1,078,231	$11,403,995

	Nine Months Ended
	September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$2,488,988	$2,660,903
Investing activities	$(11,896,124)	$(850,491)
Financing activities	$1,073,197	$(1,763,051)
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $2.65 billion at September 30, 2012, a decrease of $7.31 billion or 73% from $9.96 billion as of December 31, 2011 due primarily to our acquisition of Pharmasset for $11.1 billion in January 2012. Also in January 2012, we raised an additional $2.15 billion from the issuance of bank debt, of which, we repaid $1.05 billion during the nine months ended September 30, 2012. The decrease in cash, cash equivalents and marketable securities was partially offset by $2.49 billion in cash flows from operations during the nine months ended September 30, 2012.
Of the total cash, cash equivalents and marketable securities at September 30, 2012, approximately $1.91 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.

Working Capital
Working capital was $1.08 billion at September 30, 2012. The decrease of $10.33 billion from December 31, 2011 was primarily attributable to a decrease of $11.1 billion in cash used in the Pharmasset acquisition and an increase in short-term debt of $1.73 billion related to the current portion of the bank debt issued to finance the Pharmasset acquisition and the current portion of our convertible senior notes due May 2013.
Cash Provided by Operating Activities
Cash provided by operating activities of $2.49 billion for the nine months ended September 30, 2012 primarily related to net income of $1.81 billion, adjusted for non-cash items such as $302.4 million of net cash inflow related to changes in operating assets and liabilities, $204.6 million of depreciation and amortization expenses and $151.6 million of non-cash stock-based compensation expenses. Cash provided by operations included the impact of $349.7 million in proceeds from the sale of accounts receivable balances in Spain in June 2012 and $193.9 million stock-based compensation expense related to the Pharmasset acquisition.
Cash provided by operating activities of $2.66 billion for the nine months ended September 30, 2011 primarily related to net income of $2.13 billion, adjusted for non-cash items such as $228.8 million of depreciation and amortization expenses, $145.8 million of non-cash stock-based compensation expenses, $43.4 million of deferred income taxes and $72.1 million of net cash inflow related to changes in operating assets and liabilities, partially offset by $30.3 million of excess tax benefits from stock option exercises.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2012 was $11.90 billion, consisting primarily of $10.75 billion used in our acquisition of Pharmasset, net of the stock-based compensation expense and cash acquired, and a use of $992.3 million in net purchases of marketable securities.
Cash used in investing activities for the nine months ended September 30, 2011 was $850.5 million, consisting of $588.6 million used in our acquisitions of Arresto Biosciences, Inc. and Calistoga Pharmaceuticals, Inc., a net use of $156.1 million in purchases of marketable securities and $105.8 million of capital expenditures.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2012 was $1.07 billion, driven primarily by net proceeds of $2.14 billion from the issuance of bank debt in conjunction with the Pharmasset acquisition and proceeds of $350.3 million from issuances of common stock under our employee stock plans. The cash proceeds were partially offset by the $1.05 billion used to repay bank debt during the period and $467.0 million used to repurchase common stock under our stock repurchase program, including commissions.
Cash used in financing activities for the nine months ended September 30, 2011 was $1.76 billion, driven primarily by the $2.16 billion used to repurchase our common stock under our stock repurchase program, including commissions, and $650.0 million used to repay our May 2011 Notes, partially offset by the $987.4 million of net proceeds from the issuance of our senior unsecured notes due in April 2021.
As of September 30, 2012, the remaining authorized amount of stock repurchases that may be made under our January 2011, three-year, $5.00 billion stock repurchase program was $4.13 billion.
Subsequent Event
In July 2012, we entered into a purchase and sale agreement to acquire an office building totaling approximately 294,000 square feet located in Foster City, California, for approximately $180.0 million in cash. We made an initial refundable deposit of $5.0 million into escrow during the third quarter of 2012. The transaction subsequently closed on November 1, 2012, at which time, the remaining balance of $175.0 million was paid into escrow.

Long-Term Debt
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

					Carrying Value as of
Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	September 30, 2012	December 31, 2011
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$630,838	$607,036
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	1,202,938	1,181,525
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,151,236	1,132,293
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	992,709	992,066
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,315	749,078
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,037	698,864
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,356	1,247,138
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,791	997,734
Term Loan Facility	Term Loan	January 2012	January 2015	Variable	—	—
Credit Facility	Short-Term Revolver	January 2012	January 2013	Variable	350,000	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	750,000	—
Total debt, net					$8,771,220	$7,605,734
Less current portion					1,730,838	—
Total long-term debt, net					$7,040,382	$7,605,734
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
During the first quarter of 2012, in conjunction with our acquisition of Pharmasset, we entered into a five-year $1.25 billion revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement), a $750.0 million short-term revolving credit facility credit agreement (the Short-Term Revolving Credit Agreement) and a $1.00 billion term loan facility (the Term Loan Credit Agreement). We borrowed $750.0 million under the Five-Year Revolving Credit Agreement, $400.0 million under the Short-Term Revolving Credit Agreement and $1.00 billion under the Term Loan Credit Agreement, upon the close of the acquisition. In September 2012, we fully repaid the remaining $300.0 million of outstanding debt under the Term Loan Credit Agreement. We also repaid $50.0 million of the outstanding debt under the Short-Term Revolving Credit Agreement during the third quarter of 2012.
All three credit agreements contain customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loans bear interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the applicable credit agreement. We may reduce the commitments and may prepay loans under any of these agreements in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreements and notes indentures as of September 30, 2012, we were in compliance with all such covenants.
The Five-Year Revolving Credit Agreement was inclusive of a $30.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility. As of September 30, 2012, we had $6.9 million in letters of credit outstanding under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2017. The Short-Term Revolving Credit Agreement will terminate and all unpaid borrowings thereunder shall be due and payable in January 2013; however, at our request, the maturity date may be extended until January 2014.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB) issued new accounting guidance intended to simplify the testing of indefinite-lived intangible assets for impairment. Entities will be allowed the option to first perform a qualitative assessment on impairment for indefinite-lived intangible assets to determine whether a quantitative assessment is necessary. This guidance is effective for impairment tests performed in the interim and annual periods for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.
During the first quarter of 2012, we entered into credit agreements in connection with our acquisition of Pharmasset, that are subject to variable interest rates that create an exposure to interest rate risk similar to that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
Also during the first quarter of 2012, the Greek government restructured its sovereign debt which impacted all holders of Greek bonds. As a result, we recorded a $40.1 million loss related to the debt restructuring as part of other income (expense), net on our Condensed Consolidated Statement of Income and exchanged the Greek government-issued bonds for new securities, which we liquidated during the first quarter of 2012.
During the second quarter of 2012, we received payment on $460.6 million in past due accounts receivable from customers based in Spain. Included in this amount were proceeds from a one-time factoring arrangement, where we sold Spanish receivables with a carrying value of $319.8 million, net of the allowance for doubtful accounts. We received proceeds of $349.7 million and recorded a gain of $29.9 million, resulting primarily from the reversal of the related allowance for doubtful accounts. This gain was recorded as an offset to selling, general and administrative (SG&A) expenses in our Condensed Consolidated Statement of Income. Subsequent to this transaction, we have had no continuing involvement with the transferred receivables, which were derecognized at the time of the sale.
As of September 30, 2012, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $826.8 million, of which $314.9 million were greater than 120 days past due and $84.8 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2012.
Within Greece and Italy, the number of days our receivables are outstanding has continued to increase. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. However, we will continue to monitor the European economic environment for any collectability issues related to our outstanding receivables.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2012 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2012.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1.    LEGAL PROCEEDINGS
Litigation with Generic Manufacturers
In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to generic versions of our Atripla and Truvada products. In the notice related to Teva's ANDA for a generic version of Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In the notice related to Teva's ANDA for a generic version of Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In March 2010, we filed lawsuits against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, Bristol-Myers Squibb Company and Merck & Co., Inc. filed a lawsuit against Teva for infringement of the patents related to efavirenz. Because we filed our lawsuits within the requisite 45 day period provided in the Hatch Waxman Act, there were stays preventing FDA approval of Teva's ANDAs for 30 months or until a district court decision adverse to the patents. The 30-month stay for all three Teva ANDAs expired in July 2012. However, as a result of the court's scheduling orders, Teva is prohibited from launching at risk upon expiration of that 30-month stay. The court scheduled trial to begin in February 2013 for four patents that protect tenofovir disoproxil fumarate in our Viread, Truvada and Atripla products. A trial date has not yet been set for the emtricitabine patents but we anticipate that trial will occur in the third quarter of 2013.
In June 2010, we received notice that Lupin Limited (Lupin) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of sustained release ranolazine. In the notice, Lupin alleges that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin in U.S. District Court in New Jersey for infringement of our patents for Ranexa. The FDA cannot approve Lupin's ANDA until we receive a district court decision or upon the expiration of the court's automatic stay in July 2013. The court has scheduled the trial for April 2013.
In August 2010, we received notice that Sigmapharm Labs (Sigmapharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic adefovir dipivoxil. In the notice, Sigmapharm alleges that both of the patents associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm's manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit against Sigmapharm in U.S. District Court in New Jersey for infringement of our patents. The FDA cannot approve Sigmapharm's ANDA until we receive a district court decision or upon the expiration of the court's automatic stay in February 2013. The court has not yet set a trial date in this case but we anticipate that trial will occur in the first half of 2013. Upon expiry of the 30-month stay in February 2013, if Sigmapharm obtains final FDA approval of its product from the FDA, it may elect to launch its generic product “at risk” of infringing our patents prior to the decision of the court.
One of the patents challenged by Sigmapharm has also been challenged by Ranbaxy, Inc. (Ranbaxy) pursuant to a notice received in October 2010. The patent challenged by Ranbaxy expires in July 2018. We have the option of filing a lawsuit at any time if we believe that Ranbaxy is infringing our patent.
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic oseltamivir phosphate. In the notice, Natco alleges that one of the patents associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and F. Hoffmann-La Roche Ltd. filed a lawsuit against Natco in U.S. District Court in New Jersey for infringement of one of the patents associated with Tamiflu.

In November 2011, we received notice that Teva submitted an Abbreviated New Drug Submission (ANDS) to the Canadian Ministry of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva in Canadian Federal Court seeking an order of prohibition against approval of this ANDS.
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
In February 2012, we filed a lawsuit against Teva in Canadian Federal Court seeking an order of prohibition against approval of this ANDS.
In July 2012, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Lupin alleges that four patents associated with emtricitabine and four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of a fixed dose combination of emtricitabine and tenofovir disoproxil fumarate. In August 2012, we filed a lawsuit against Lupin in U.S. District Court in New York for infringement of our patents.
In July 2012, we received notice that Cipla Ltd. submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Emtriva. In the notice, Cipla alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Cipla's manufacture, use or sale of a generic version of emtricitabine. We are currently reviewing the notice letter. In August 2012, we filed a lawsuit against Cipla in U.S. District Court in New York for infringement of our patents.
In August 2012, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of tenofovir disoproxil fumarate. In the notice, Teva alleges that two patents associated with Viread are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Viread. In September 2012, we filed a lawsuit against Teva in Canadian Federal Court seeking an order of prohibition against approval of this ANDS.
In October 2012, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Lupin alleges that four patents associated tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of tenofovir disoproxil fumarate. In October 2012, we filed a lawsuit against Lupin in U.S. District Court in New York for infringement of our patents.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering those products are invalidated, the FDA or Canadian Ministry of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents.
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
In June 2012, we met with Idenix in mandatory settlement discussions. The parties were unable to settle the Interference due to our widely divergent views on the strength of our respective positions, on whether we need a license to Idenix's patents and on whether Idenix needs a license to Gilead patents to develop and manufacture its pipeline products. We believe the Idenix patent involved in the Interference and similar U.S. and foreign patents claiming the same compounds and metabolites are invalid. As a result, we filed an Impeachment Action in Canadian Federal Court to invalidate the Idenix CA2490191 patent, which is the Canadian patent that corresponds to the Idenix U.S. Patent No. 7608600 and the Idenix patent application that is the subject of the Interference. We also filed a similar legal action in the Federal Court of Norway seeking to invalidate the corresponding Norwegian patent. We expect to bring similar action in other countries in 2012 or early 2013. Idenix has not been awarded patents on these compounds and metabolites in other European countries, Japan, and China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada and Norway.
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
The public announcement of data from clinical studies evaluating GS-7977 and GS-5885 in HCV-infected patients is likely to cause significant volatility in our stock price. If the development of GS-7977 alone or in combination with GS-5885 is delayed or discontinued, our stock price could decline significantly.
During the fourth quarter of 2012 and 2013, we expect to receive a significant amount of data from clinical trials evaluating GS-7977, an investigational nucleotide analog we acquired through our purchase of Pharmasset Inc. (Pharmasset), alone or in combination with other direct acting antivirals in HCV-infected individuals across genotypes. In February 2012, we announced that the majority of HCV genotype 1 patients with a prior “null” response to an interferon-containing regimen enrolled in an arm of our ongoing ELECTRON study experienced viral relapse within four weeks of completing 12 weeks of treatment with GS-7977 plus ribavirin. In April 2012, we announced data from our ELECTRON and QUANTUM studies. These studies found that 88 and 53 percent of genotype 1 patients and treatment-naïve patients, respectively, taking a 12-week all-oral regimen of GS-7977 and ribavirin achieved a sustained viral response four weeks (SVR-4) after the completion of a 12-week course of therapy. In July 2012, we announced data from two Phase 2 studies evaluating a 24-week course of therapy with GS-7977 and ribavirin in treatment-naïve genotype 1 patients. In the QUANTUM study, 53 percent of the patients achieved SVR-4 after the completion of a 24-week course of therapy. The second study was conducted by the National Institute of Allergy and Infectious Diseases in a cohort of predominantly African American patients, a population which has historically been more difficult to treat for HCV. One hundred percent of the patients in this cohort who completed a 24-week course of therapy achieved SVR-4 after completion of therapy. These data indicate that the treatment of genotype 1 patients with GS-7977 plus ribavirin for 12 or 24 weeks is sufficient to cure the majority, but not all genotype 1 patients, of their disease.
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
Based on the data described above, we have worked with the U.S. Food and Drug Administration (FDA) and European regulators to agree upon a Phase 3 program for GS-7977 and our investigational NS5A inhibitor, GS-5885. Our new drug application (NDA) for GS-7977 will be supported by four Phase 3 studies named Fission, Positron, Fusion and Neutrino. Fission is the first study in 500 genotype 2 and 3 naïve patients comparing 12 weeks of treatment with GS-7977 and ribavirin to the current standard of care of 24 weeks of treatment with interferon and ribavirin. The second study, Positron, is also comparing 12 weeks of treatment with GS-7977 and ribavirin in 240 genotype 2 and 3 interferon intolerant/ineligible patients to placebo. The Fusion study will include 200 genotype 2 and 3 treatment experienced patients exploring 12 or 16 weeks duration of treatment with GS-7977 and ribavirin. Neutrino, the fourth Phase 3 study, is a single arm study evaluating a 12 week course of GS-7977, interferon and ribavirin in 300 genotype 1, 4, 5 and 6 infected-patients. All four studies are fully enrolled, and all patients have started therapy. Assuming data from the studies are positive, we anticipate being able to file for regulatory approvals for GS-7977 in the second quarter of 2013. If successful, we expect the initial indication to be for 12 weeks of treatment with GS-7977 and ribavirin in genotype 2 and 3 patients and for 12 weeks of treatment with GS-7977, interferon and ribavirin in genotype 1, 4, 5 and 6 patients.
In parallel, we are also advancing GS-7977 in combination with GS-5885 for the treatment of genotype 1 patients. We have developed two formulations of GS-7977 and GS-5885 co-formulated into a single fixed-dose combination tablet. The investigational new drug application on the first fixed-dose combination was filed in June 2012, and a Phase 1 study evaluating the bioavailability of the active drugs was initiated in July 2012. We are enrolling patients in a Phase 3 study evaluating the fixed-dose combination with and without ribavirin for either 12 or 24 weeks in treatment-naïve genotype-1 infected patients. These data will allow us to decide on the design of the second confirmatory study supporting the NDA of the GS-7977 and GS-5885 fixed-dose combination. If treatment of genotype 1-infected patients with the GS-7977 and GS-5885 fixed-dose combination for 12 weeks results in acceptably high SVR4 rates, then the second confirmatory study could be initiated in the first half of 2013. If the data from the second study is also positive, we anticipate being able to file for regulatory approval of the fixed-dose combination by mid-2014.

Development programs, including the development programs described above, are subject to numerous risks that could result in developmental and regulatory delays or in a decision to discontinue further development of GS-7977 and/or GS-5885. As a result, we may not complete our clinical studies of GS-7977 and GS-5885 or any regulatory filings in the currently anticipated timelines or at all. In addition, regulatory authorities require that patients have a sustained viral response for 12 weeks after the cessation of therapy to be considered “cured” of HCV. If data from any of the clinical studies indicate that a smaller than anticipated number of patients achieved a sustained viral response at 4, 12 or 24 weeks post-treatment, our development programs for the treatment of HCV may be delayed or discontinued and our stock price may decline significantly. Further, developing drugs for the treatment of HCV is an extremely competitive field and a significant number of drugs are under development. Depending on the length of any delay we may experience in our development of GS-7977 and GS-5885, other companies who are developing competitive compounds in HCV may be able to progress their development timelines and potentially bring compounds to market before GS-7977 and/or GS-5885 or shortly thereafter.
A substantial portion of our revenues is derived from sales of our HIV products, particularly Atripla and Truvada. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.
We are currently dependent on sales of our products for the treatment of HIV infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the quarter ended September 30, 2012, Atripla and Truvada product sales together were $1.67 billion, or 69% of our total revenues. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Atripla, Truvada and Complera/Eviplera, for any number of reasons including, but not limited to, the following:

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
If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in January 2011, we announced our decision to terminate our Phase 3 clinical trial of ambrisentan in patients with idiopathic pulmonary fibrosis (IPF). In April 2011, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of cystic fibrosis (CF) in patients with Burkholderia spp. In addition, our marketing application for our single tablet regimen of elvitegravir, cobicistat, tenofovir disoproxil fumarate and emtricitabine for the treatment of HIV in treatment-naïve patient may not be approved by the European Medicines Agency (EMA) or other foreign regulatory agencies, and our new drug applications for elvitegravir for the treatment of HIV in treatment-experienced patients and cobicistat, a pharmacoenhancing or “boosting” agent, may not be approved by the FDA, EMA or other foreign regulatory authorities. Even if marketing approval is granted for any of these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products, including GS-7977 and GS-5885 in the currently anticipated timelines and marketing approval for the products may not be granted.

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

•
we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax) of $2.5 billion for 2011, calculated based on select government sales during the 2010 calendar year as a percentage of total industry government sales.

The amount of the industry fee imposed on the pharmaceutical industry as a whole will increase to $2.8 billion in 2012, with additional increases over the next several years to a peak of $4.1 billion per year in 2018, and then decrease to $2.8 billion in 2019 and thereafter. As the amount of the industry fee increases, our product sales increase and drug patents expire on major drugs, such as Lipitor, we expect our portion of the excise tax to increase as well. We estimate our portion of the pharmaceutical excise tax to be $80-$100 million in 2012, compared to approximately $50 million in 2011. The excise tax is not tax deductible.
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
A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In the United States, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. Given the current economic downturn, we have experienced a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. As a result of this shift, revenue growth may be lower than prescription growth. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida's ADAP into industry-supported patient assistance programs. In prior quarters, due to the insufficiency of federal and state funds and as many states reduced eligibility criteria, we saw an increase in the number of patients on state ADAP wait lists, and we may see similar increases in future periods. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.
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
Recently, many countries in the European Union have increased the amount of discounts required on our products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. For example, in June 2010, Spain imposed an incremental discount on all branded drugs and in August 2010, Germany increased the rebate on prescription pharmaceuticals. As generic drugs come to market, we may face price decreases for our products in some countries in the European Union. Further, cost containment pressures in the European Union could lead to delays in the treatment of patients and also delay pricing approval, which could negatively impact the commercialization of new products.
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
In the quarter ended September 30, 2012, approximately 78% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2010, our wholesalers increased their inventory levels for our antiviral products. In the first quarter of 2011, our wholesalers drew down on their inventory such that inventory levels for our antiviral products moved to the lower end of the contractual boundaries set by our inventory management agreements. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

In addition, the non-retail sector in the United States, which includes government institutions, including state ADAPs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. Federal and state budget pressures, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand. For example, in the first and second quarters of 2012, we observed large non-retail purchases by a number of state ADAPs which exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds, the early communication of Ryan White Federal Funds and the desire by state ADAPs to reduce patient wait lists, which led to a significant reduction in ADAP purchasing in the third quarter of 2012. As a result, we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future.
In light of the global economic downturn and budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.
We face significant competition.
We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from the joint venture established by GlaxoSmithKline Inc. (GSK) and Pfizer Inc. (Pfizer) which markets fixed-dose combination products that compete with Atripla, Truvada and Complera/Eviplera and Stribild. For example, lamivudine, marketed by this joint venture, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Atripla, Truvada and Complera/Eviplera.
We also face competition from generic HIV products. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and generic lamivudine is now available in the United States, Spain, Portugal and Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey, which resulted in an increase in the rebate for Viread in Turkey. We also expect competition from a generic version of Sustiva (efavirenz), a component of our Atripla, to be available in the United States, Europe and Canada in 2013, which may negatively impact sales of our HIV products.
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
Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information directly available to the public through websites and other means, e.g. periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially cause our product sales or stock price to decline.
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA, the EMA and comparable regulatory agencies in other countries. We are continuing clinical trials for Atripla, Truvada, Viread, Hepsera, Complera/Eviplera, Stribild, Emtriva, AmBisome, Letairis, Ranexa and Cayston for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.
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
We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. Patent applications are confidential for a period of time before a patent is issued. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent or first to file an application directed toward the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our products. In addition, if competitors file patent applications covering our technology, we may have to participate in interference proceedings or litigation to determine the right to a patent. Litigation and interference proceedings are unpredictable and expensive, such that, even if we are ultimately successful, our results of operations may be adversely affected by such events.

From time to time, certain individuals or entities may challenge our patents. For example, in 2007, the Public Patent Foundation filed requests for re-examination with the United States Patent and Trademark Office (PTO) challenging four of our patents related to tenofovir disoproxil fumarate, which is an active ingredient in Atripla, Truvada and Viread and Stribild. The PTO granted these requests and issued non-final rejections for the four patents, which is a step common in a proceeding to initiate the re-examination process. In 2008, the PTO confirmed the patentability of all four patents.
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
Generic manufacturers have sought and may continue to seek FDA approval to market generic versions of our products through an ANDA, the application form typically used by manufacturers seeking approval of a generic drug. Please see a description of our ANDA litigation in "Legal Proceedings" beginning on page 39.
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
In June 2012, we met with Idenix in mandatory settlement discussions. The parties were unable to settle the Interference due to our widely divergent views on the strength of our respective positions, on whether we need a license to Idenix's patents and whether Idenix needs a license to Gilead patents to develop and manufacture its pipeline products. We believe the Idenix patents involved in the Interference and similar U.S. and foreign patents claiming the same compounds and metabolites are invalid. As a result, we filed an Impeachment Action in Canadian Federal Court to invalidate the Idenix CA2490191 patent, which is the Canadian patent that corresponds to the Idenix U.S. Patent No. 7608600 and the Idenix patent application that is the subject of the Interference. We also filed a similar legal action in the Federal Court of Norway seeking to invalidate the corresponding Norwegian patent. We expect to bring similar action in other countries in 2012 or early 2013. Idenix has not been awarded patents on these compounds and metabolites in other European countries, Japan and China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada and Norway.
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
Our products are either manufactured at our own facilities or by third-party manufacturers or corporate partners. We depend on third parties to perform manufacturing activities effectively and on a timely basis for the majority of our solid dose products. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. We, our third-party manufacturers and our corporate partners are subject to current Good Manufacturing Practices (GMP), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by the FDA and the EMA. Similar regulations are in effect in other countries.
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
In addition, we, our third-party manufacturers and our corporate partners may only be able to produce some of our products at one or a limited number of facilities and, therefore, have limited manufacturing capacity for certain products. For example, earlier in 2012, due to unexpected delays both in qualifying two new external sites and with expanding Cayston manufacturing in San Dimas, we were unable to supply enough Cayston to fulfill our projected demand. During February through September 2012, we suspended access for patients with new prescriptions for Cayston subject to certain exceptions where specific medical need exists. As a result of our inability to manufacture sufficient Cayston to meet demand, the amount of revenues we received from the sale of Cayston was reduced.

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
Cayston is dependent on two different third-party single-source suppliers. First, aztreonam, the active pharmaceutical ingredient in Cayston, is manufactured by a single supplier at a single site. Second, it is administered to the lungs of patients through a device that is made by a single supplier at a single site. Disruptions or delays with any of these single suppliers could adversely affect our ability to supply Cayston, and we cannot be sure that alternative suppliers can be identified in a timely manner, or at all. See the Risk Factor entitled “Our ability to successfully manufacture and commercialize Cayston will depend upon our ability to manufacture in a multi-product facility.”

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
A significant portion of the raw materials and intermediates used to manufacture our HIV products (Atripla, Truvada, Viread, Complera/Eviplera, Stribild and Emtriva) are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our HIV products to meet market needs and have a material and adverse effect on our operating results.
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
As of September 30, 2012, our accounts receivable in these countries totaled approximately $826.8 million, of which $314.9 million were past due greater than 120 days and $84.8 million were past due greater than 365 days as follows (in thousands):

	September 30, 2012
	Greater than 120 days past due	Greater than 365 days past due
Portugal	$93,912	$23,824
Italy	105,818	49,217
Spain	92,249	7,804
Greece	22,888	3,965
Total	$314,867	$84,810
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Department of Justice investigation; Interference and litigation proceedings with Idenix; ANDA litigation with generic manufacturers; and contract arbitration with Jeremy Clark in "Legal Proceedings" beginning on page 39.
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
A portion of our revenues is derived from royalty revenues recognized from collaboration agreements with third parties. Royalty revenues impact our pre-tax income, earnings per share and gross margins disproportionately more than their contributions to our revenues. Any increase or decrease to our royalty revenue could be material and could significantly impact our operating results. For example, we recognized $75.5 million in royalty revenue for the year ended December 31, 2011 related to royalties received from sales of Tamiflu by Roche. Although such royalty revenue represented approximately 1% of our total revenues in 2011, it represented approximately 2% of our pre-tax income during the period. Roche's Tamiflu sales have unpredictable variability due to their strong relationship with global pandemic planning efforts. Tamiflu royalties increased sharply in 2009 and the first quarter of 2010 primarily as a result of pandemic planning initiatives worldwide. Tamiflu royalties since the second quarter of 2010 have decreased due to declining pandemic planning initiatives worldwide.

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
Issuer Purchases of Equity Securities
During the third quarter of 2012, we made $205.2 million in purchases under our January 2011, three-year, $5.00 billion stock repurchase program. As of September 30, 2012, we had repurchased $869.9 million of our common stock under the January 2011 stock repurchase program with a remaining authorized amount of $4.13 billion available for repurchases under this program.

The table below summarizes our stock repurchase activity for the three months ended September 30, 2012 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	(1)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program	(1)
July 1 – July 31, 2012	130		$49.43	100		$4,330,086
August 1 – August 31, 2012	2,018		$51.05	1,946		$4,219,184
September 1 – September 30, 2012	1,422		$49.93	1,414		$4,130,086
Total	3,570	(2)	$50.55	3,460	(2)

(1)	In January 2011, we announced that our Board authorized a $5.00 billion stock repurchase program, which expires in January 2014.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
√(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(2)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

(3)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 12, 2011

(3)	3.2	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(4)	4.2
Indenture related to the Convertible Senior Notes due 2013 (2013 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(5)	4.3
Indenture related to the Convertible Senior Notes due 2014 (2014 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

(5)	4.4
Indenture related to the Convertible Senior Notes due 2016 (2016 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(6)	4.5	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(6)	4.6	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(7)	4.7
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2014 Note, Form of 2016 Note, Form of 2021 Note, Form of 2041 Note)

(8)	10.1	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(8)	10.2	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(9)	10.3	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(9)	10.4	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(9)	10.5	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(9)	10.6	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(9)	10.7	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(9)	10.8	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(9)	10.9	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(9)	10.10	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(10)	10.11	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

Exhibit Footnote	Exhibit Number	Description of Document

(10)	10.12	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.13	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.14	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.15	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(10)	10.16	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(10)	10.17	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(10)	10.18	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(10)	10.19	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.20	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.21	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.22	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.23	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.24	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.25	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.26	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.27
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

(11)	10.28
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

(11)	10.29
Term Loan Facility Credit Agreement, among Registrant, as Borrower, Bank of America, N.A., certain other lenders parties thereto, Barclays Capital, as Syndication Agent, and Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo Bank, N.A., as Co-Documentation Agents, dated as of January 12, 2012

(11)	10.30	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

(11)	10.31	Parent Guaranty Agreement (Short-Term Revolving Credit Facility), dated as of January 12, 2012, by Registrant

Exhibit Footnote	Exhibit Number	Description of Document
*(12)	10.32	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(13)	10.33	Form of option agreements used under the 1991 Stock Option Plan

*(12)	10.34	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(14)	10.35	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(15)	10.36	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(16)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(17)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(18)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(19)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(20)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(17)	10.42	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(17)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(17)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(18)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(21)	10.46	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2012)

*(18)	10.47	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(18)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(19)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(20)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(22)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(23)	10.52	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(18)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(24)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(20)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

Exhibit Footnote	Exhibit Number	Description of Document
*(19)	10.56	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(25)	10.57	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(26)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(26)	10.59	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(26)	10.60	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(27)	10.61	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(22)	10.62	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(16)	10.63	Gilead Sciences, Inc. Corporate Bonus Plan

*(3)	10.64	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(28)	10.65	2012 Base Salaries for the Named Executive Officers

*(29)	10.66	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(13)	10.67	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(13)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.69	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(30)	10.70
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(17)	10.71	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(31)	10.72
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

(32)	10.73	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(30)	10.74	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(30)	10.75	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(33)	10.76	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(34)	10.77	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(35)	10.78
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(36)	10.79	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

Exhibit Footnote	Exhibit Number	Description of Document
+(36)	10.80
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+(37)	10.81	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(38)	10.82	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(38)	10.83	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(38)	10.84	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(38)	10.85	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(39)	10.86	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(39)	10.87	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

+(40)	10.88	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(40)	10.89
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30. 1999

+(41)	10.90	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+(34)	10.91	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

+(42)	10.92	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(38)	10.93	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 1, 2011

+(43)	10.94	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(36)	10.95	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(44)	10.96	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(27)	10.97	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(20)	10.98	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

+(45)	10.99	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(33)	10.100	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(8)	10.101	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(9)	10.102	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

+(27)	10.103	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

Exhibit Footnote	Exhibit Number	Description of Document
	10.104	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Other Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(28)	Information is included in Registrant's Current Report on Form 8-K filed on February 1, 2012, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference

(35)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(39)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(40)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(41)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(43)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(44)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 6, 2012	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2012	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
√(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(2)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

(3)	3.1	Restated Certificate of Incorporation of Registrant, as amended through May 12, 2011

(3)	3.2	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(4)	4.2
Indenture related to the Convertible Senior Notes due 2013 (2013 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(5)	4.3
Indenture related to the Convertible Senior Notes due 2014 (2014 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

(5)	4.4
Indenture related to the Convertible Senior Notes due 2016 (2016 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(6)	4.5	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(6)	4.6	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(7)	4.7
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2014 Note, Form of 2016 Note, Form of 2021 Note, Form of 2041 Note)

(8)	10.1	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(8)	10.2	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(9)	10.3	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(9)	10.4	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(9)	10.5	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(9)	10.6	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(9)	10.7	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(9)	10.8	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(9)	10.9	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(9)	10.10	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

Exhibit Footnote	Exhibit Number	Description of Document
(10)	10.11	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.12	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.13	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.14	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.15	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(10)	10.16	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(10)	10.17	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(10)	10.18	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(10)	10.19	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.20	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.21	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.22	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.23	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.24	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.25	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.26	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.27
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

(11)	10.28
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

(11)	10.29
Term Loan Facility Credit Agreement, among Registrant, as Borrower, Bank of America, N.A., certain other lenders parties thereto, Barclays Capital, as Syndication Agent, and Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo Bank, N.A., as Co-Documentation Agents, dated as of January 12, 2012

(11)	10.30	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

Exhibit Footnote	Exhibit Number	Description of Document
(11)	10.31	Parent Guaranty Agreement (Short-Term Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(12)	10.32	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(13)	10.33	Form of option agreements used under the 1991 Stock Option Plan

*(12)	10.34	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(14)	10.35	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(15)	10.36	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(16)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(17)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(18)	10.39	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(19)	10.40	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(20)	10.41	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(17)	10.42	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(17)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(17)	10.44	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(18)	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(21)	10.46	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2012)

*(18)	10.47	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(18)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(19)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(20)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(22)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(23)	10.52	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(18)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(24)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

Exhibit Footnote	Exhibit Number	Description of Document

*(20)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(19)	10.56	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(25)	10.57	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(26)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(26)	10.59	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(26)	10.60	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(27)	10.61	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(22)	10.62	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(16)	10.63	Gilead Sciences, Inc. Corporate Bonus Plan

*(3)	10.64	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(28)	10.65	2012 Base Salaries for the Named Executive Officers

*(29)	10.66	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(13)	10.67	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(13)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.69	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(30)	10.70
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(17)	10.71	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(31)	10.72
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

(32)	10.73	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(30)	10.74	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(30)	10.75	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(33)	10.76	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(34)	10.77	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(35)	10.78
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

Exhibit Footnote	Exhibit Number	Description of Document
+(36)	10.79	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(36)	10.80
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+(37)	10.81	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(38)	10.82	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(38)	10.83	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(38)	10.84	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(38)	10.85	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(39)	10.86	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(39)	10.87	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

+(40)	10.88	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(40)	10.89
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30. 1999

+(41)	10.90	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+(34)	10.91	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

+(42)	10.92	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 16, 2009

+(38)	10.93	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Tibotec Pharmaceuticals, dated July 1, 2011

+(43)	10.94	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(36)	10.95	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

+(44)	10.96	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

+(27)	10.97	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

+(20)	10.98	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

+(45)	10.99	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and Ampac Fine Chemicals LLC, dated November 3, 2010

+(33)	10.100	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(8)	10.101	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(9)	10.102	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

Exhibit Footnote	Exhibit Number	Description of Document
+(27)	10.103	Purchase and Sale Agreement and Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated October 23, 2008

	10.104	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Other Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(28)	Information is included in Registrant's Current Report on Form 8-K filed on February 1, 2012, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference

(35)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(39)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(40)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(41)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(43)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(44)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

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