Form 10-Q
period 2013-03-31
GILEAD SCIENCES INC
filed 2013-05-08
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 26, 2013: 1,525,355,825

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

PART I.	FINANCIAL INFORMATION

ITEM I.	CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,863,972	$1,803,694
Short-term marketable securities	78,804	58,556
Accounts receivable, net	1,945,189	1,751,388
Inventories	1,799,618	1,744,982
Deferred tax assets	211,938	262,641
Prepaid taxes	411,117	348,420
Prepaid expenses	134,711	102,364
Other current assets	217,748	84,302
Total current assets	6,663,097	6,156,347
Property, plant and equipment, net	1,125,794	1,100,259
Long-term portion of prepaid royalties	179,207	175,790
Long-term deferred tax assets	139,663	131,107
Long-term marketable securities	688,254	719,836
Intangible assets, net	12,077,548	11,736,393
Goodwill	1,188,157	1,060,919
Other long-term assets	149,948	159,187
Total assets	$22,211,668	$21,239,838

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,356,372	$1,327,339
Accrued government rebates	875,751	745,148
Accrued compensation and employee benefits	152,663	236,716
Income taxes payable	19,240	13,403
Other accrued liabilities	819,009	674,762
Deferred revenues	124,369	103,162
Current portion of long-term debt and other obligations, net	942,811	1,169,490
Total current liabilities	4,290,215	4,270,020
Long-term deferred revenues	32,204	20,532
Long-term debt, net	7,054,796	7,054,555
Long-term income taxes payable	110,250	115,822
Long-term deferred tax liabilities	118,403	10,190
Other long-term obligations	213,327	217,850
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 2,800,000 shares authorized; 1,524,383 and 1,519,163 shares issued and outstanding (1)	760	760
Additional paid-in capital	5,829,126	5,649,850
Accumulated other comprehensive income (loss)	20,806	(45,615)
Retained earnings	4,301,539	3,704,744
Total Gilead stockholders’ equity	10,152,231	9,309,739
Noncontrolling interest	240,242	241,130
Total stockholders’ equity	10,392,473	9,550,869
Total liabilities and stockholders’ equity	$22,211,668	$21,239,838
(1) The number of shares for all periods presented reflects the two-for-one stock split in the form of a stock dividend declared on December 10, 2012 which took effect on January 25, 2013.
See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Product sales	$2,393,568	$2,208,342
Royalty revenues	134,407	71,105
Contract and other revenues	3,660	3,002
Total revenues	2,531,635	2,282,449
Costs and expenses:
Cost of goods sold	634,448	580,931
Research and development	497,632	458,211
Selling, general and administrative	374,296	443,121
Total costs and expenses	1,506,376	1,482,263
Income from operations	1,025,259	800,186
Interest expense	(81,787)	(97,270)
Other income (expense), net	(3,324)	(34,085)
Income before provision for income taxes	940,148	668,831
Provision for income taxes	222,438	231,300
Net income	717,710	437,531
Net loss attributable to noncontrolling interest	4,476	4,425
Net income attributable to Gilead	$722,186	$441,956
Net income per share attributable to Gilead common stockholders—basic (1)	$0.47	$0.29
Shares used in per share calculation—basic (1)	1,521,372	1,512,572
Net income per share attributable to Gilead common stockholders—diluted (1)	$0.43	$0.28
Shares used in per share calculation—diluted (1)	1,665,060	1,554,776

(1) Net income per share and the number of shares used in the per share calculations for all periods presented reflect the two-for-one stock split in the form of a stock dividend declared on December 10, 2012 which took effect on January 25, 2013.

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$717,710	$437,531
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	(8,956)	4,897
Available-for-sale securities:
Net unrealized gain (loss), net of tax impact of $(1,016) and $266	1,785	(463)
Reclassifications to net income, net of tax impact of $(9) and $(519)	(17)	30,600
Net change	1,768	30,137
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $(1,849) and $1,802	74,060	(48,816)
Reclassification to net income, net of tax impact of $(11) and $(400)	(451)	(10,827)
Net change	73,609	(59,643)
Other comprehensive income (loss)	66,421	(24,609)
Comprehensive income	784,131	412,922
Comprehensive loss attributable to noncontrolling interest	4,476	4,425
Comprehensive income attributable to Gilead	$788,607	$417,347

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities:
Net income	$717,710	$437,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23,973	19,710
Amortization expense	50,353	46,457
Stock-based compensation expense	61,767	48,731
Excess tax benefits from stock-based compensation	(40,746)	(23,304)
Tax benefits from employee stock plans	38,905	18,153
Deferred income taxes	39,301	51,385
Other	8,262	13,767
Changes in operating assets and liabilities:
Accounts receivable, net	(231,781)	(196,531)
Inventories	(57,109)	(26,833)
Prepaid expenses and other assets	(187,304)	(75,176)
Accounts payable	30,792	107,652
Income taxes payable	12,056	(99,151)
Accrued liabilities	173,042	110,402
Deferred revenues	32,880	20,176
Net cash provided by operating activities	672,101	452,969

Investing Activities:
Purchases of marketable securities	(62,604)	—
Proceeds from sales of marketable securities	65,985	56,719
Proceeds from maturities of marketable securities	6,862	—
Purchases of other investments	—	(25,000)
Acquisitions, net of cash acquired	(378,645)	(10,751,636)
Capital expenditures	(38,854)	(23,199)
Net cash used in investing activities	(407,256)	(10,743,116)

Financing Activities:
Proceeds from debt financing, net of issuance costs	—	2,144,733
Proceeds from convertible note hedges	100,771	—
Proceeds from issuances of common stock	86,049	132,530
Repurchases of common stock	(82,239)	(20,770)
Repayments of debt financing	(347,896)	(350,000)
Repayments of other long-term obligations	(20)	(612)
Excess tax benefits from stock-based compensation	40,746	23,304
Contributions from (distributions to) noncontrolling interest	3,588	(73,595)
Net cash provided by (used in) financing activities	(199,001)	1,855,590
Effect of exchange rate changes on cash	(5,566)	2,722
Net change in cash and cash equivalents	60,278	(8,431,835)
Cash and cash equivalents at beginning of period	1,803,694	9,883,777
Cash and cash equivalents at end of period	$1,863,972	$1,451,942

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Gilead Sciences, Inc. (Gilead, we or us) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.
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
The accompanying Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).
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
Because the principal amount of the Convertible Notes will be settled in cash, only the conversion spread relating to the Convertible Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the Convertible Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion price of $19.05 for the May 2013 Notes, $22.54 for the May 2014 Notes and $22.71 for the May 2016 Notes.
During the three months ended March 31, 2013 and 2012, the average market price of our common stock exceeded the conversion prices of the Convertible Notes and the dilutive effects are included in the accompanying table. During the three months ended March 31, 2013, a portion of the Convertible Notes were converted and as a result, we have only considered their impact for the period they were outstanding.
Warrants relating to the Convertible Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise price of $26.95 for the May 2013 Notes, $28.38 for the May 2014 Notes and $30.05 for the May 2016 Notes. During the three months ended March 31, 2013, the average market price of our common stock exceeded the warrants' exercise prices relating to the Convertible Notes and the dilutive effect is included in the accompanying table. During the three months ended March 31, 2012, the average market price of our common stock did not exceed the warrants’ exercise prices relating to any of the Convertible Notes; therefore, these warrants did not have a dilutive effect on our net income per share for that period.
Stock options to purchase approximately 1.3 million and 21.8 million weighted-average shares of our common stock were outstanding during the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income attributable to Gilead	$722,186	$441,956
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	1,521,372	1,512,572
Effect of dilutive securities:
Stock options and equivalents	36,812	29,746
Conversion spread related to the May 2013 Notes	10,703	6,846
Conversion spread related to the May 2014 Notes	25,554	3,010
Conversion spread related to the May 2016 Notes	25,140	2,602
Warrants related to the Convertible Notes	45,479	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	1,665,060	1,554,776
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
As of March 31, 2013, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $849.6 million, of which $348.5 million were greater than 120 days past due and $114.1 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2013.
Recent Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board (FASB) issued an update to clarify the scope of disclosures for offsetting assets and liabilities. The update was effective for us beginning in the first quarter of 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
In February 2013, the FASB issued a new standard to improve the reporting of reclassification adjustments out of accumulated other comprehensive income (OCI). The update requires disclosure of amounts reclassified out of accumulated OCI by component. In addition, if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period, an entity is required to present significant amounts reclassified out of accumulated OCI by the respective line items of net income. The updated standard was effective for us beginning in the first quarter of 2013. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In February 2013, the FASB also issued an update to the existing standard for liabilities. The update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. For obligations for which the total amount is fixed at the reporting date, an entity will be required to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Such entities will also be required to disclose the nature, amount and other significant information about the obligations. This guidance will become effective for us beginning in the first quarter of 2014. We are evaluating the financial statement impact of this guidance. Currently, we do not expect that adopting this update will have a material impact on our Consolidated Financial Statements.

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

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Consolidated Balance Sheets. Short-term and long-term debt are reported at their amortized cost on our Consolidated Balance Sheets. The remaining financial instruments are reported on our Consolidated Balances Sheets at amounts that approximate current fair values.
The fair values of our Convertible Notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. The following table summarizes the carrying values and fair values of the Convertible Notes and senior unsecured notes (in thousands):

		March 31, 2013		December 31, 2012
Type of Borrowing	Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior	May 2013 Notes	$342,759	$825,330	$419,433	$815,297
Convertible Senior	May 2014 Notes	1,211,072	2,696,870	1,210,213	2,040,363
Convertible Senior	May 2016 Notes	1,156,632	2,704,726	1,157,692	2,110,938
Senior Unsecured	April 2021 Notes	993,138	1,133,650	992,923	1,146,990
Senior Unsecured	December 2014 Notes	749,473	771,398	749,394	772,650
Senior Unsecured	December 2016 Notes	699,152	749,784	699,095	748,902
Senior Unsecured	December 2021 Notes	1,247,501	1,405,125	1,247,428	1,420,725
Senior Unsecured	December 2041 Notes	997,828	1,208,000	997,810	1,252,090

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$95,855	$—	$—	$95,855	$81,903	$—	$—	$81,903
Money market funds	1,633,153	—	—	1,633,153	1,416,355	—	—	1,416,355
U.S. government agencies securities	—	218,038	—	218,038	—	248,952	—	248,952
Municipal debt securities	—	12,115	—	12,115	—	12,088	—	12,088
Corporate debt securities	—	355,063	—	355,063	—	352,718	—	352,718
Residential mortgage and asset-backed securities	—	85,987	—	85,987	—	82,732	—	82,732
Total debt securities	1,729,008	671,203	—	2,400,211	1,498,258	696,490	—	2,194,748
Derivatives	—	43,182	—	43,182	—	14,823	—	14,823
	$1,729,008	$714,385	$—	$2,443,393	$1,498,258	$711,313	$—	$2,209,571

Liabilities:
Contingent consideration	$—	$—	$211,084	$211,084	$—	$—	$205,060	$205,060
Derivatives	—	18,671	—	18,671	—	65,248	—	65,248
	$—	$18,671	$211,084	$229,755	$—	$65,248	$205,060	$270,308
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
Level 3 Inputs
For the three months ended March 31, 2013, we held no assets measured using Level 3 inputs. For the three months ended March 31, 2012, assets measured at fair value using Level 3 inputs were comprised of auction rate securities and Greek bonds within our available-for-sale investment portfolio. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.
Auction Rate Securities
As of March 31, 2013, we did not hold any auction rate securities. During the third quarter of 2012, we sold our remaining portfolio of auction rate securities and as a result of the sale, we received total proceeds of $37.3 million which resulted in a $3.8 million loss that was recognized in other income (expense), net on our Consolidated Statement of Income.

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
Greek Government Bonds
As of March 31, 2013, we did not hold any Greek government bonds. During the first quarter of 2012, the Greek government restructured its sovereign debt which impacted all holders of Greek bonds. As a result, we recorded a $40.1 million loss related to the debt restructuring as part of other income (expense), net on our Consolidated Statement of Income and exchanged the Greek government-issued bonds for new securities, which we liquidated during the first quarter of 2012. We estimated the fair value of the Greek zero-coupon bonds using Level 3 inputs due to the then current lack of market activity and liquidity. The discount rates used in our fair value model for these bonds were based on credit default swap rates.
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
Each reporting period thereafter, we revalue these obligations by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration obligations in research and development (R&D) expenses within our Consolidated Statements of Income until such time that the related product candidate receives marketing approval. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration obligations would primarily reflect the passage of time.
Significant judgment is employed in determining Level 3 inputs and fair value measurements as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period and actual results may differ from estimates. For example, significant increases in the probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement.
The potential contingent consideration payments required upon achievement of development or regulatory approval-based milestones related to our CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. acquisitions range from no payment if none of the milestones are achieved to an estimated maximum of $254.0 million (undiscounted), of which we had accrued $163.9 million as of March 31, 2013 and $159.3 million as of December 31, 2012. The remainder of the contingent consideration liabilities accrual as of March 31, 2013 and December 31, 2012 relates to potential future payments resulting from the acquisition of Arresto Biosciences, Inc. for royalty obligations on future sales once specified sales-based milestones are achieved.
The following table provides a rollforward of our contingent consideration liabilities, which are recorded as part of other long-term obligations in our Consolidated Balance Sheets (in thousands):

Balance at December 31, 2012	$205,060
Additions from new acquisitions	—
Net changes in valuation	6,024
Balance at March 31, 2013	$211,084

3.	AVAILABLE-FOR-SALE SECURITIES
The following table is a summary of available-for-sale debt securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. treasury securities	$95,661	$194	$—	$95,855	$81,752	$151	$—	$81,903
Money market funds	1,633,153	—	—	1,633,153	1,416,356	—	—	1,416,356
U.S. government agencies securities	217,680	358	—	218,038	248,595	386	(29)	248,952
Municipal debt securities	12,049	66	—	12,115	12,062	33	(7)	12,088
Corporate debt securities	353,468	1,630	(35)	355,063	351,309	1,492	(84)	352,717
Residential mortgage and asset-backed securities	86,034	96	(143)	85,987	82,717	156	(141)	82,732
Total	$2,398,045	$2,344	$(178)	$2,400,211	$2,192,791	$2,218	$(261)	$2,194,748
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$1,633,153	$1,416,356
Short-term marketable securities	78,804	58,556
Long-term marketable securities	688,254	719,836
Total	$2,400,211	$2,194,748
Cash and cash equivalents in the table above exclude cash of $230.8 million and $387.3 million as of March 31, 2013 and December 31, 2012, respectively.
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2013
	Amortized Cost	Fair Value
Less than one year	$1,711,889	$1,711,957
Greater than one year but less than five years	661,969	664,058
Greater than five years but less than ten years	9,437	9,460
Greater than ten years	14,750	14,736
Total	$2,398,045	$2,400,211

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Gross realized gains on sales	$182	$10,015
Gross realized losses on sales	$(156)	$(40,096)
The cost of securities sold was determined based on the specific identification method.
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Debt securities:
U.S. government agencies securities	$—	$—	$—	$—	$—	$—
Municipal debt securities	—	—	—	—	—	—
Corporate debt securities	(35)	47,567	—	—	(35)	47,567
Residential mortgage and asset-backed securities	(143)	47,748	—	—	(143)	47,748
Total	$(178)	$95,315	$—	$—	$(178)	$95,315

December 31, 2012
Debt securities:
U.S. government agencies securities	$(29)	$26,306	$—	$—	$(29)	$26,306
Municipal debt securities	(7)	3,993	—	—	(7)	3,993
Corporate debt securities	(84)	72,722	—	—	(84)	72,722
Residential mortgage and asset-backed securities	(141)	36,415	—	—	(141)	36,415
Total	$(261)	$139,436	$—	$—	$(261)	$139,436
As of March 31, 2013 and December 31, 2012, we held a total of 37 and 47 securities, respectively, that were in an unrealized loss position. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of March 31, 2013 and December 31, 2012 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated OCI within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at March 31, 2013 will be reclassified to product sales within 12 months. The cash flow effects of our derivatives contracts for the three months ended March 31, 2013 and 2012 are included within net cash provided by operating activities in the Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $3.47 billion and $3.39 billion at March 31, 2013 and December 31, 2012, respectively.
While all of our derivative contracts allow us the right to offset assets or liabilities, we have presented amounts on a gross basis. Under the International Swap Dealers Association, Inc. master agreements with the respective counterparties of the foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The following table summarizes the location and fair values of derivative instruments on our Consolidated Balance Sheets (in thousands):

	March 31, 2013
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$33,048	Other accrued liabilities	$17,915
Foreign currency exchange contracts	Other long-term assets	9,697	Other long-term obligations	106
Total derivatives designated as hedges		42,745		18,021
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	437	Other accrued liabilities	650
Total derivatives not designated as hedges		437		650
Total derivatives		$43,182		$18,671

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$14,556	Other accrued liabilities	$54,597
Foreign currency exchange contracts	Other long-term assets	142	Other long-term obligations	10,630
Total derivatives designated as hedges		14,698		65,227
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	125	Other accrued liabilities	21
Total derivatives not designated as hedges		125		21
Total derivatives		$14,823		$65,248
The following table summarizes the effect of our foreign currency exchange contracts on our Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Derivatives designated as hedges:
Net gains (losses) recognized in OCI (effective portion)	$70,860	$(48,886)
Net gains reclassified from accumulated OCI into product sales (effective portion)	$462	$11,227
Losses recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$(2,132)	$(3,212)
Derivatives not designated as hedges:
Net gains (losses) recognized in other income (expense), net	$32,620	$(27,174)
There were no material amounts recorded in other income (expense), net, for the three months ended March 31, 2013 and 2012 as a result of the discontinuance of cash flow hedges.

As of March 31, 2013 and December 31, 2012, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Consolidated Balance Sheets (in thousands):

March 31, 2013
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$43,182	$—	$43,182	$(18,515)	$—	$24,667
Derivative liabilities	(18,671)	—	(18,671)	18,515	—	(156)

December 31, 2012
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$14,823	$—	$14,823	$(9,644)	$—	$5,179
Derivative liabilities	(65,248)	—	(65,248)	9,644	—	(55,604)

5.	ACQUISITION
YM BioSciences Inc.
We completed the acquisition of YM BioSciences Inc. (YM) for total consideration transferred of $487.6 million on February 8, 2013, at which time YM became a wholly-owned subsidiary of Gilead. YM was a drug development company primarily focused on advancing momelotinib (formally known as CYT387), an orally administered, once-daily candidate for hematologic cancers.
Currently, the purchase accounting is preliminary as management is in the process of reviewing the forecasts that support the valuation. We expect to finalize the purchase accounting during the second quarter of 2013. The preliminary fair values of acquired assets and assumed liabilities include primarily, in-process research and development (IPR&D) of $362.7 million, goodwill of $127.2 million, deferred tax liabilities of $108.8 million and cash acquired of $108.9 million. Pro forma results of operations for the acquisition of YM have not been presented because this acquisition is not material to our consolidated results of operations. See Note 7, Intangible Assets and Goodwill for a description of the IPR&D acquired.

6.	INVENTORIES
Inventories are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$693,139	$826,545
Work in process	529,157	358,525
Finished goods	577,322	559,912
Total	$1,799,618	$1,744,982
As of March 31, 2013 and December 31, 2012, the joint ventures formed by Gilead and BMS (See Note 8), which are included in our Consolidated Financial Statements, held $1.27 billion and $1.26 billion in inventory, respectively, of efavirenz active pharmaceutical ingredient which was purchased from BMS at BMS's estimated net selling price of efavirenz.

7.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the carrying amount of our intangible assets (in thousands):

	March 31, 2013	December 31, 2012
Indefinite-lived intangible assets	$11,348,900	$10,986,200
Finite-lived intangible assets	728,648	750,193
Total intangible assets	$12,077,548	$11,736,393
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consisted primarily of the purchased IPR&D from our acquisition of Pharmasset, Inc. (Pharmasset) in January 2012. We completed our acquisition of YM in February 2013. Of the total $487.6 million preliminary fair value of acquired assets and assumed liabilities, we attributed approximately $362.7 million to IPR&D related to momelotinib on our Consolidated Balance Sheet. The following table summarizes our indefinite-lived intangible assets (in thousands):

	March 31, 2013	December 31, 2012
Indefinite-lived intangible asset - Sofosbuvir	$10,720,000	$10,720,000
Indefinite-lived intangible asset - Momelotinib (formerly CYT387)	362,700	—
Indefinite-lived intangible assets - Other	266,200	266,200
Total	$11,348,900	$10,986,200
Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in thousands):

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - Ranexa	$688,400	$147,552	$688,400	$133,119
Intangible asset - Lexiscan	262,800	101,902	262,800	95,466
Other	42,995	16,093	42,995	15,417
Total	$994,195	$265,547	$994,195	$244,002
Amortization expense related to finite-lived intangible assets included in cost of goods sold in our Consolidated Statement of Income totaled $21.5 million and $15.8 million for the three months ended March 31, 2013 and 2012, respectively. The weighted-average amortization period for these intangible assets is approximately 11 years. As of March 31, 2013, the estimated future amortization expense associated with our intangible assets for the remaining nine months of 2013 and each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2013 (remaining nine months)	$64,636
2014	92,441
2015	97,673
2016	107,312
2017	116,137
2018	124,561
Total	$602,760

Goodwill
Upon completing the acquisition of YM in February 2013, we preliminarily attributed $127.2 million to goodwill on our Consolidated Balance Sheet. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2012	$1,060,919
Goodwill resulting from the acquisition of YM	127,238
Balance at March 31, 2013	$1,188,157

8.	COLLABORATIVE ARRANGEMENTS
From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or appropriate disclosure based on applicable guidance. For variable interest entities (VIEs), we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of March 31, 2013, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.
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
As of March 31, 2013 and December 31, 2012, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Consolidated Balance Sheets. As of March 31, 2013, total assets held by the joint venture were $2.24 billion and consisted primarily of cash and cash equivalents of $147.7 million, accounts receivable of $291.7 million and inventories of $1.74 billion; total liabilities were $1.61 billion and consisted primarily of accounts payable of $569.9 million and other accrued expenses of $367.3 million. As of December 31, 2012, total assets held by the joint venture were $1.95 billion and consisted primarily of cash and cash equivalents of $191.1 million, accounts receivable of $223.7 million and inventories of $1.54 billion; total liabilities were $1.32 billion and consisted primarily of accounts payable of $501.7 million and other accrued expenses of $291.5 million. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets. Similarly, the assets held in the joint venture can be used only to settle obligations of the joint venture.
Europe
In 2007, Gilead Sciences Limited, our wholly-owned subsidiary in Ireland, and BMS entered into a collaboration agreement with BMS which sets forth the terms and conditions under which we and BMS will commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS's estimated net selling price of efavirenz in the European Territory. We are responsible for manufacturing, product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we and BMS promote Atripla. In general, the parties share revenues and out-of-pocket expenses in proportion to the net selling prices of the components of Atripla, Truvada and efavirenz.
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of March 31, 2013 and December 31, 2012, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Consolidated Balance Sheets.
The parties also formed a limited liability company to hold the marketing authorization for Atripla in Europe. We have primary responsibility for regulatory activities. In the major market countries, both parties have agreed to independently continue to use commercially reasonable efforts to promote Atripla.

9.	LONG-TERM OBLIGATIONS
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	March 31, 2013	December 31, 2012
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$342,759	$419,433
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	1,211,072	1,210,213
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,156,632	1,157,692
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	993,138	992,923
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,473	749,394
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,152	699,095
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,501	1,247,428
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,828	997,810
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	600,000	750,000
Total debt, net					$7,997,555	$8,223,988
Less current portion					942,759	1,169,433
Total long-term debt, net					$7,054,796	$7,054,555

Convertible Senior Notes
During the three months ended March 31, 2013, a portion of the Convertible Notes was converted and we repaid $97.1 million of the principal balance. We also paid $100.8 million in cash related to the conversion spread of the notes, which represents the conversion value in excess of the principal amount, and received $100.8 million in cash from our convertible note hedges related to these notes.
Credit Facility
During the first quarter of 2013, we repaid $150.0 million under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement bears interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the credit agreement. We may reduce the commitments and may prepay the loan in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreement and notes indentures and as of March 31, 2013, we were in compliance with all such covenants.

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
Litigation with Generic Manufacturers
As part of the approval process of some of our products, the U.S. Food and Drug Administration (FDA) granted a New Chemical Entity (NCE) exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be granted. Generic manufacturers may challenge the patents protecting products that have been granted exclusivity one year prior to the end of the exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug.
We received notices that generic manufacturers have submitted ANDAs to manufacture a generic version of Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada. We expect to begin trial with some of the generic manufacturers in 2013. In February 2013, Gilead and Teva reached an agreement in principle to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Viread, Truvada and Atripla products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was recently filed with the Federal Trade Commission (FTC) and Department of Justice (DOJ) and will be final after 45 days if the FTC and DOJ do not object. As a result of the recent invalidation of the patents protecting entecavir and due to declining sales of Hepsera in the United States, in March 2013, we granted Sigmapharm Labs (Sigmapharm) a Covenant Not to Sue if it launches a generic version of Hepsera prior to the expiration of our patents and then filed a motion to dismiss all claims in the lawsuit related to the Hepsera patents. Once Sigmapharm obtains FDA approval of its product, it may launch its generic product. The trial related to ten of the patents associated with Ranexa is scheduled to begin in April 2013. This trial related to three of the patents associated with Truvada in Canada is currently scheduled for hearing in September 2013. The trial related to the two patents protecting emtricitabine patent in our Atripla is scheduled to begin in October 2013.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Ministry of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that any of these legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

11.	STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense included in our Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of goods sold	$1,841	$2,101
Research and development expenses	26,875	118,622
Selling, general and administrative expenses	33,051	121,945
Stock-based compensation expense included in total costs and expenses	61,767	242,668
Income tax effect	(16,387)	(13,064)
Stock-based compensation expense, net of tax	$45,380	$229,604
Total stock-based compensation for the three months ended March 31, 2012 included $100.1 million and $93.8 million in R&D and selling, general and administrative expenses, respectively, related to the acceleration of unvested stock options in connection with the acquisition of Pharmasset, which closed during the first quarter of 2012.

12.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program
During the three months ended March 31, 2013, we repurchased a total of $82.2 million or 2.1 million shares of common stock under our January 2011, three-year, $5.00 billion stock repurchase program.
Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated OCI by component, net of tax (in thousands):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$30,084	$(24,002)	$(51,697)	$(45,615)
Other comprehensive income (loss) before reclassifications	(8,956)	1,785	74,060	66,889
Amounts reclassified from accumulated other comprehensive income	—	(17)	(451)	(468)
Net current period other comprehensive income (loss)	(8,956)	1,768	73,609	66,421
Balance at March 31, 2013	$21,128	$(22,234)	$21,912	$20,806
For the three months ended March 31, 2013, amounts reclassified from accumulated OCI were not significant. Amounts reclassified for gains (losses) on cash flow hedges were recorded as part of product sales on our Consolidated Statements of Income. Amounts reclassified for unrealized gains (losses) on available-for-sale securities were recorded as part of other income (expense), net on our Consolidated Statements of Income.

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
Product sales consist of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Antiviral products:
Atripla	$877,073	$887,596
Truvada	700,242	758,263
Viread	210,332	191,693
Complera/Eviplera	148,189	52,180
Stribild	92,148	—
Hepsera	26,423	29,297
Emtriva	6,671	6,777
Total antiviral products	2,061,078	1,925,806
Letairis	118,107	87,288
Ranexa	96,286	83,201
AmBisome	85,275	84,764
Other products	32,822	27,283
Total product sales	$2,393,568	$2,208,342
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2013	2012
Cardinal Health, Inc.	19%	20%
McKesson Corp.	14%	16%
AmerisourceBergen Corp.	11%	11%

14.	INCOME TAXES
Our income tax rate of 23.7% for the three months ended March 31, 2013 differed from the U.S. federal statutory rate of 35% due primarily to the retroactive extension of the 2012 federal research tax credit in January 2013 and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, partially offset by state taxes and our portion of the non-deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be permanently reinvested.
In January 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012 which retroactively reinstated the federal research tax credit for 2012 and 2013. As a result, our income tax provision for the first quarter of 2013 included a discrete tax benefit related to the federal research tax credit for 2012.
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
As of March 31, 2013, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately$18 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding some of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.
We record liabilities related to uncertain tax positions in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not believe any of our uncertain tax positions will have a material adverse effect on our Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2012 and our unaudited Consolidated Financial Statements for the three months ended March 31, 2013 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are presented in U.S. dollars.
Management Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and experimental drug candidate, we seek to improve the care of patients suffering from life-threatening diseases around the world. Gilead's primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as hepatitis B virus (HBV) and hepatitis C virus (HCV), serious cardiovascular and respiratory conditions and oncology/inflammation. Headquartered in Foster City, California, we have operations in North America, Europe and Asia-Pacific. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and through our product acquisition and in-licensing strategy.
Our product portfolio is comprised of Stribild®, Complera®/Eviplera®, Atripla®, Truvada®, Viread®, Hepsera®, Emtriva®, Letairis®, Ranexa®, AmBisome®, Cayston® and Vistide®. We have U.S. and international commercial sales operations, with marketing subsidiaries in North America, Europe and Asia-Pacific. In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the first quarter of 2013, our product sales increased 8% over the same quarter in 2012, and we continued to advance our product pipeline across all therapeutic areas. We believe the combination of our existing internal research programs and our recent acquisitions and partnerships will allow us to continue to bring innovative therapies to individuals who are living with unmet medical needs. During the quarter, we made the following announcements:
HIV Program

•	Initiated two Phase 3 clinical trials evaluating a single tablet regimen containing tenofovir alafenamide (TAF) for the treatment of HIV-1 infection in treatment-naïve adults;

•	Announced Phase 2 study results evaluating a once-daily single tablet regimen containing TAF was similar to a regimen of Stribild;

•	Reached an agreement with Teva Pharmaceuticals (Teva) to settle ongoing patent litigation under which Teva will be allowed to launch a generic version of Viread on December 15, 2017; and

•	The scientific committee of the European Medicines Agency adopted a positive opinion on our marketing authorisation application for Stribild.
In April, the U.S. Food and Drug Administration (FDA) issued complete response letters on our new drug applications (NDAs) for elvitegravir and cobicistat for us as part of HIV treatment regimens. The letters noted that the FDA cannot approve the applications in their current form due to deficiencies in documentation and validation of certain observations noted during a recent inspection. We are taking all necessary steps to address the agency's questions and move the applications forward. The FDA did not raise any concerns with the safety profiles of elvitegravir and cobicistat. This regulatory action does not affect the marketing authorization or continued use of Stribild.
HCV Program

•	Announced full clinical trial results of the Phase 2 ELECTRON study that confirmed all patients achieved a sustained virologic response (SVR) four weeks after stopping therapy;

•
Initiated and provided an update on the Phase 3 ION-1 study evaluating a once-daily fixed-dose combination of sofosbuvir/ledipasvir with and without ribavirin (RBV) for 12 or 24 weeks in treatment naïve genotype 1 HCV patients. A planned review by the study's Data and Safety Monitoring Board of safety data concluded that the trial should continue without modification;

•
Began screening and completed enrollment in the second Phase 3 ION-2 study evaluating sofosbuvir/ledipasvir with RBV for 12 weeks, and with and without RBV for 24 weeks, in treatment-experienced genotype 1 HCV patients;

•	Enrolled patients in the Phase 2 LONESTAR study of sofosbuvir/ledipasvir with and without RBV for eight weeks and of sofosbuvir/ledipasvir for 12 weeks in genotype 1 treatment-naïve patients;

•
Announced topline results from the Phase 3 FISSION study, evaluating therapy with either a 12-week course of sofosbuvir plus RBV or standard of care with 24 weeks of treatment with pegylated interferon (peg-IFN) plus RBV in genotype 2 or 3 HCV patients which met its primary efficacy endpoint of non-inferiority; and

•
Announced topline results from the Phase 3 NEUTRINO and FUSION studies, evaluating 12- and 16-week courses of various therapies with sofosbuvir, RBV and peg-IFN in genotypes 1, 2, 3, 4, 5 and 6 HCV patients. The studies met their primary efficacy endpoints of superiority compared to a predefined historic control SVR rate.

In April, we filed a new drug application with the FDA for approval of sofosbuvir, a once-daily oral nucleotide analogue for the treatment of chronic HCV infection. The data submitted, primarily from four phase 3 studies, NEUTRINO, FISSION, POSITRON and FUSION, support the use of sofosbuvir and RBV as an all-oral therapy for patients with genotype 2 and 3 HCV infection and sofosbuvir in combination with RBV and peg-IFN for treatment-naïve patients with genotype 1, 4, 5 and 6 infection.
Cardiovascular Program
In March, we announced data from the Phase 4 TERISA (Type 2 Diabetes Evaluation of Ranolazine In Subjects With Chronic Stable Angina) study, which demonstrated that the addition of ranolazine to background antianginal therapy in chronic angina patients with type 2 diabetes significantly reduced the frequency of weekly angina episodes compared to background antianginal therapy alone.
Acquisition
We completed the acquisition of YM BioSciences Inc. (YM) for $487.6 million in cash on February 8, 2013, at which time YM became a wholly-owned subsidiary of Gilead. YM was a drug development company primarily focused on advancing momelotinib (formally known as CYT387), an orally administered, once-daily candidate for hematologic cancers. The acquisition of YM represents an opportunity to add a complementary clinical program in the area of hematologic cancers to our oncology portfolio.
Currently, the purchase accounting is preliminary as management is in the process of reviewing the forecasts that support the valuation. We expect to finalize the purchase accounting during the second quarter of 2013. The preliminary purchase accounting attributed $362.7 million to in-process research and development, $127.2 million to goodwill, $108.8 million to deferred tax liabilities and $108.9 million to cash acquired.

Financial Highlights
During the first quarter of 2013, total revenues increased 11% to $2.53 billion, compared to $2.28 billion in the first quarter of 2012, driven by strong underlying demand for our products and an increase in royalty revenues. Total product sales were $2.39 billion for the first quarter of 2013, an increase of 8% compared to the same period in 2012, due primarily to growth in our antiviral franchise, which increased 7% to $2.06 billion. Cardiovascular product sales, which include Letairis and Ranexa, totaled $214.4 million, an increase of 26% compared to the same period in 2012. Royalty revenues from our collaborations with corporate partners were $134.4 million, an increase of 89% compared to the prior year, due primarily to higher Tamiflu royalty revenues from Roche.
Research and development (R&D) expenses increased 9% to $497.6 million for the first quarter of 2013 compared to the same period in 2012 as we continued to progress and invest in the expansion of our product pipeline, particularly in liver disease and oncology. Selling, general and administrative (SG&A) expenses were $374.3 million for the first quarter of 2013, a decrease of $68.8 million or 16% compared to the first quarter of 2012. The decrease in operating expenses was primarily due to stock-based compensation expense of $198.1 million related to our acquisition of Pharmasset, Inc. (Pharmasset) in January 2012.
Net income attributable to Gilead for the first quarter of 2013 was $722.2 million or $0.43 per diluted share, a 63% increase compared to the same period in 2012, primarily due to an increase in total revenues driven by strong underlying demand for our products and a decrease in SG&A expenses, partially offset by an increase in R&D expenses. Additionally, our effective tax rate for the first quarter of 2013 decreased primarily due to the passage of the American Taxpayer Relief Act of 2012 in January 2013 which retroactively reinstated the federal research tax credit for 2012.
As of March 31, 2013, cash, cash equivalents and marketable securities totaled $2.63 billion, an increase of $48.9 million compared to December 31, 2012. During the first quarter of 2013, we generated $672.1 million of operating cash flows, utilized $378.6 million for the acquisition of YM and repaid $247.1 million in debt, net of proceeds from convertible note hedges.
Results of Operations
Total Revenues
Total revenues include product sales, royalty revenues, and contract and other revenues. Total revenues for three months ended March 31, 2013 were $2.53 billion, up 11% compared to $2.28 billion for the same period in 2012. The increase in total revenues was driven by strong underlying demand for our products and higher royalty revenues from our collaborations with corporate partners.
Product Sales
Total product sales were $2.39 billion for the three months ended March 31, 2013, an increase of 8% compared to total product sales of $2.21 billion for the same period in 2012, driven primarily by an increase in antiviral and cardiovascular product sales. Sequentially, total product sales decreased 5% due primarily to declines in wholesaler and sub-wholesaler inventories of Truvada and Atripla in the United States.
Product sales in the United States increased by 10% for the three months ended March 31, 2013 compared to the same period in 2012, primarily driven by higher underlying demand for our antiviral products, specifically Complera and Stribild and our cardiovascular products, Letairis and Ranexa. Sequentially, total product sales in the United States decreased 7% due primarily to lower wholesaler and sub-wholesaler inventory levels. We believe the decrease was due in part to inventory-build in the prior quarter and measured purchases by the VA in the current quarter. As inventory held by our customers fluctuates from quarter to quarter, we may continue to see fluctuations in our quarterly product sales in the future.
More than 40% of our product sales are generated outside of the United States and as a result, we face exposure to adverse movements in foreign currency exchange rates, primarily in Euro. We used foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact of $7.3 million on our first quarter 2013 product sales compared to the same period in 2012.
Product sales in Europe increased by 7% for the three months ended March 31, 2013 to $818.3 million compared to $763.9 million for the same period in 2012, primarily driven by strong underlying demand for our antiviral products and increased sales of cardiovascular products, including Letairis and Ranexa. Antiviral product sales in Europe totaled $750.4 million for the three months ended March 31, 2013, an increase of 8% compared to $696.5 million for the same period in 2012, primarily driven by the sales of Eviplera, Truvada and Atripla. Foreign currency exchange, net of hedges, had an unfavorable impact of $7.0 million on our European product sales for the three months ended March 31, 2013 compared to the same period in 2012.

Recently, many countries in the European Union have increased the amount of discounts required on our products and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. For example, France implemented a mandatory price decrease on HIV drugs effective April 2013.
The following table summarizes the period over period changes in our product sales (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
Antiviral products:
Atripla	$877,073	$887,596	(1)%
Truvada	700,242	758,263	(8)%
Viread	210,332	191,693	10%
Complera/Eviplera	148,189	52,180	184%
Stribild	92,148	—	—
Hepsera	26,423	29,297	(10)%
Emtriva	6,671	6,777	(2)%
Total antiviral products	2,061,078	1,925,806	7%
Letairis	118,107	87,288	35%
Ranexa	96,286	83,201	16%
AmBisome	85,275	84,764	1%
Other	32,822	27,283	20%
Total product sales	$2,393,568	$2,208,342	8%
Antiviral Products
Antiviral product sales increased by 7% for the three months ended March 31, 2013 compared to the same period in 2012.

•	Atripla
Atripla sales decreased by 1% for the three months ended March 31, 2013 compared to the same period in 2012, due primarily to the timing of purchases in Latin America. Atripla sales accounted for 43% and 46% of our total antiviral product sales for the three months ended March 31, 2013 and 2012, respectively. The efavirenz component of Atripla, which has a gross margin of zero, comprised $328.1 million and $326.4 million of our Atripla sales for the three months ended March 31, 2013 and 2012, respectively.

•	Truvada
Truvada sales decreased by 8% for the three months ended March 31, 2013 compared to the same period in 2012, due primarily to declines in wholesaler and sub-wholesaler inventories in the United States. Truvada sales accounted for 34% and 39% of our total antiviral product sales for the three months ended March 31, 2013 and 2012, respectively.

•	Complera/Eviplera
Complera/Eviplera sales increased by 184% for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to sales volume growth in Europe and the United States.

•	Stribild
Sales of Stribild were $92.1 million for the three months ended March 31, 2013. Stribild was approved in the United States in August 2012.
Cardiovascular Products
Cardiovascular product sales increased 26% during the first quarter of 2013 compared to the same period in 2012. During the three months ended March 31, 2013, sales of Letairis increased by 35% and sales of Ranexa increased by 16% compared to the same period in 2012, primarily due to increases in underlying demand.

Royalty Revenues
The following table summarizes the period over period changes in our royalty revenues (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
Royalty revenues	$134,407	$71,105	89%
Royalty revenues increased 89% for the three months ended March 31, 2013 compared to the same period in 2012, driven primarily by higher Tamiflu royalty revenues from Roche. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which the corresponding sales occur.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period over period changes in our product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	Three Months Ended
	March 31,
	2013	2012	Change
Total product sales	$2,393,568	$2,208,342	8%
Cost of goods sold	$634,448	$580,931	9%
Product gross margin	73%	74%
Our product gross margin for the three months ended March 31, 2013 was 73%, a decrease of 1% compared to the same period in 2012, due primarily to changes in our product mix.
Research and Development Expenses

	Three Months Ended
	March 31,
(In thousands, except percentages)	2013	2012	Change
Research and development	$497,632	$458,211	9%
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
R&D expenses for the three months ended March 31, 2013 increased by $39.4 million or 9% compared to the same period in 2012, due primarily to a $93.9 million increase in clinical studies and outside services expenses. This change was partially offset by a $64.7 million decrease in personnel expenses which included $100.1 million in stock-based compensation expense related to our acquisition of Pharmasset in January 2012.
Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
(In thousands, except percentages)	2013	2012	Change
Selling, general and administrative	$374,296	$443,121	(16)%
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses and other general and administrative costs.

SG&A expenses for the three months ended March 31, 2013 decreased by $68.8 million or 16%, compared to the same period in 2012, due primarily to an $88.8 million decrease in stock-based compensation expense which included $98.0 million resulting from our acquisition of Pharmasset in January 2012. This change was partially offset by increased headcount related and other expenses to support the ongoing growth of our business. As we prepare for the launch of sofosbuvir, we expect headcount and other expenses to continue to increase throughout the remainder of the year.
Interest Expense
Interest expense for the three months ended March 31, 2013 was $81.8 million and decreased by $15.5 million compared to the same period in 2012. The decrease was primarily due to bridge financing costs associated with our acquisition of Pharmasset in January 2012 which did not reoccur in the current period and the repayment of bank debt totaling $1.40 billion in 2012.
Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2013 was a net expense of $(3.3) million compared to a net expense of $(34.1) million for the three months ended March 31, 2012, due primarily to a $40.1 million loss on Greek bonds related to Greece's restructuring of its sovereign debt in the same period in 2012.
Provision for Income Taxes
Our provision for income taxes was $222.4 million and $231.3 million for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate was 23.7% and 34.6% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 was lower than the effective tax rate for the same period in 2012 as a result of the retroactive extension of the 2012 federal research tax credit in January 2013 and the first quarter of 2012 stock-based compensation expense related to the Pharmasset acquisition for which we receive no tax benefit.
The effective tax rate for the three months ended March 31, 2013 differed from the U.S. federal statutory rate of 35% due primarily to the retroactive extension of the 2012 federal research tax credit in January 2013 and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, partially offset by state taxes and our portion of the non-deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
In January 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012 which retroactively reinstated the federal research tax credit for 2012 and 2013. As a result, our income tax provision for the first quarter of 2013 included a discrete tax benefit related to the federal research tax credit for 2012.

Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	March 31, 2013	December 31, 2012
Cash, cash equivalents and marketable securities	$2,631,030	$2,582,086
Working capital	$2,372,882	$1,886,327

	Three Months Ended
	March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$672,101	$452,969
Investing activities	$(407,256)	$(10,743,116)
Financing activities	$(199,001)	$1,855,590
Cash, Cash Equivalents and Marketable Securities
As of March 31, 2013, cash, cash equivalents and marketable securities totaled $2.63 billion, an increase of $48.9 million or 2% from December 31, 2012. During the first quarter of 2013, we generated $672.1 million in cash flows from operations, utilized $378.6 million for the acquisition of YM and repaid $247.1 million in debt, net of proceeds from convertible note hedges.
Of the total cash, cash equivalents and marketable securities at March 31, 2013, approximately $1.25 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $2.37 billion at March 31, 2013. The increase of $486.6 million in working capital from December 31, 2012 was primarily due to a decrease in the current portion of long-term debt and other obligations, net related to the repayment of our bank debt and conversions of our convertible senior notes due in May 2013 and an increase in accounts receivable, net, primarily driven by the timing of sales during the quarter.
Cash Provided by Operating Activities
Cash provided by operating activities of $672.1 million for the three months ended March 31, 2013 primarily related to net income of $717.7 million, adjusted for non-cash items such as $74.3 million of depreciation and amortization expenses and $61.8 million of stock-based compensation expenses. This was partially offset by $227.4 million of net cash outflow related to changes in operating assets and liabilities.
Cash provided by operating activities of $453.0 million for the three months ended March 31, 2012 primarily related to net income of $437.5 million, adjusted for non-cash items such as $66.2 million of depreciation and amortization expenses, $48.7 million of stock-based compensation expenses and $51.4 million of deferred income taxes. This was partially offset by $159.5 million of net cash outflow related to changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2013 was $407.3 million, consisting primarily of $378.6 million used in our acquisition of YM, net of the cash acquired.
Cash used in investing activities for the three months ended March 31, 2012 was $10.74 billion, consisting primarily of $10.75 billion used in our acquisition of Pharmasset, net of stock-based compensation expense and cash acquired.

Cash Provided by (Used in) Financing Activities
Cash used in financing activities for the three months ended March 31, 2013 was $199.0 million, driven primarily by $247.1 million used to repay debt financing, net of $100.8 million in proceeds received related to our convertible note hedges, and $82.2 million used to repurchase common stock under our stock repurchase program, including commissions. The cash outflows were partially offset by $86.0 million in proceeds from issuances of common stock under our employee stock plans.
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
Long-Term Obligations
The following is a summary of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	March 31, 2013	December 31, 2012
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$342,759	$419,433
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	1,211,072	1,210,213
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,156,632	1,157,692
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	993,138	992,923
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,473	749,394
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,152	699,095
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,501	1,247,428
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,828	997,810
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	600,000	750,000
Total debt, net					$7,997,555	$8,223,988
Less current portion					942,759	1,169,433
Total long-term debt, net					$7,054,796	$7,054,555
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
In 2012, we fully repaid the outstanding debt under the Term Loan Credit Agreement and the Short-Term Revolving Credit Agreement, at which time both agreements terminated. During the first quarter of 2013, we repaid $150.0 million under the Five-Year Revolving Credit Agreement and $97.1 million of the principal balance related to conversions of our convertible senior notes.
The Five-Year Revolving Credit Agreement contains customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loan bears interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the credit agreement. We may reduce the commitments and may prepay the loan in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreement and notes indentures and as of March 31, 2013, we were in compliance with all such covenants.
Convertible Senior Notes
On May 1, 2013, our May 2013 Notes matured. During the second quarter of 2013, we will repay an aggregate principal balance of approximately $345.0 million related to the conversions and maturity of our May 2013 Notes. Additionally, subsequent to March 31, 2013 and through the filing of this form, we have been notified of conversions related to our May 2014 Notes estimated at approximately $257.0 million in aggregate principal. As our stock price exceeds the conversion prices of our Convertible Notes, we may continue to see conversions of our May 2014 Notes and May 2016 Notes.

Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board (FASB) issued an update to clarify the scope of disclosures for offsetting assets and liabilities. The update was effective for us beginning in the first quarter of 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
In February 2013, the FASB issued a new standard to improve the reporting of reclassification adjustments out of accumulated other comprehensive income (OCI). The update requires disclosure of amounts reclassified out of accumulated OCI by component. In addition, if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period, an entity is required to present significant amounts reclassified out of accumulated OCI by the respective line items of net income. The updated standard was effective for us beginning in the first quarter of 2013. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
In February 2013, the FASB also issued an update to the existing standard for liabilities. The update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. For obligations for which the total amount is fixed at the reporting date, an entity will be required to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Such entities will also be required to disclose the nature, amount and other significant information about the obligations. This guidance will become effective for us beginning in the first quarter of 2014. We are evaluating the financial statement impact of this guidance. Currently, we do not expect that adopting this update will have a material impact on our Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.
As of March 31, 2013, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $849.6 million, of which $348.5 million were greater than 120 days past due and $114.1 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2013.
Within Greece, the number of days our receivables are outstanding has continued to increase. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. However, we will continue to monitor the European economic environment for any collectability issues related to our outstanding receivables.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2013 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2013.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation with Generic Manufacturers
Tenofovir Disoproxil Fumarate, Emtricitabine and Fixed-dose Combination of Emtricitabine, Tenofovir Disoproxil Fumarate and Efavirenz
In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to generic versions of our Atripla and Truvada products. In the notice related to Teva's ANDA for a generic version of Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In the notice related to Teva's ANDA for a generic version of Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In March 2010, we filed lawsuits against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, Bristol-Myers Squibb Company and Merck & Co., Inc. filed a lawsuit against Teva for infringement of the patents related to efavirenz. Because we filed our lawsuits within the requisite 45 day period provided in the Hatch Waxman Act, there were stays preventing FDA approval of Teva's ANDAs for 30 months or until a district court decision adverse to the patents. The 30-month stay for all three Teva ANDAs expired in July 2012. In February 2013, Gilead and Teva reached an agreement in principle to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Viread, Truvada and Atripla products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was recently filed with the Federal Trade Commission (FTC) and Department of Justice (DOJ) for their review and will be final after 45 days if the FTC and DOJ do not object.
In November 2011, we received notice that Teva submitted an Abbreviated New Drug Submission (ANDS) to the Canadian Ministry of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva in Canadian Federal Court seeking an order of prohibition against approval of this ANDS. This lawsuit is currently scheduled for hearing in September 2013. If we are unsuccessful in obtaining the order of prohibition and Teva receives approval of their product, Teva will be able to launch generic version of our Truvada product “at risk” before expiry of our patents upon approval of their ANDS.
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

In July 2012, we received notice that Cipla Ltd. (Cipla) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Emtriva and a generic version of Viread. In the notice, Cipla alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Cipla's manufacture, use or sale of a generic version of emtricitabine and four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Cipla's manufacture, use or sale of a generic version of tenofovir disoproxil fumarate. In August 2012, we filed lawsuits against Cipla in U.S. District Court in New York for infringement of our patents.
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
Adefovir disoproxil fumarate
In August 2010, we received notice that Sigmapharm Labs (Sigmapharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic adefovir dipivoxil. In the notice, Sigmapharm alleges that both of the patents associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm's manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit against Sigmapharm in U.S. District Court in New Jersey for infringement of our patents. The FDA cannot approve Sigmapharm's ANDA until we receive a district court decision or upon the expiration of the court's automatic stay in February 2013. As a result of the recent invalidation of the patents protecting entecavir and due to declining sales of Hepsera in the United States, in March 2013, we granted Sigmapharm a Covenant Not to Sue if it launches a generic version of Hepsera prior to the expiration of our patents and then filed a motion to dismiss all claims in the lawsuit. Once Sigmapharm obtains FDA approval of its product, it may launch its generic product.
One of the patents challenged by Sigmapharm was also challenged by Ranbaxy, Inc. (Ranbaxy) pursuant to a notice received in October 2010. The patent challenged by Ranbaxy expires in July 2018. We do not anticipate filing a lawsuit against Ranbaxy.
Tamiflu
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic oseltamivir phosphate. In the notice, Natco alleges that one of the patents associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and F. Hoffmann-La Roche Ltd. (Roche) filed a lawsuit against Natco in U.S. District Court in New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reasons stated in Natco's notice letter. Natco has the right to appeal this decision.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Ministry of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
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
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc.
In February 2012, we received notice that the U.S. Patent and Trademark Office (PTO) had declared an Interference between our U.S. Patent No. 7,429,572 and Idenix Pharmaceuticals, Inc.'s (Idenix) pending patent application no. 12/131868. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128. Idenix is attempting to claim a class of compounds, including these metabolites, in their pending patent application. In the course of this proceeding, both parties will be called upon to submit evidence of the date they conceived of their respective inventions. The Interference will determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the PTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of their early application filing dates because none of those patent applications taught how to make the compounds in dispute. The Board also determined that we are entitled to the filing date of its earliest application. As a result, the Board determined that we were first to file its patent application on the compounds in dispute and is therefore the “senior party” in the interference. In the second phase of the interference, the Board will determine who was first to invent the compounds. The party who is deemed first to invent will prevail in the interference proceeding. Idenix bears the burden of establishing that despite their much later patent application filing date, they were nevertheless first to invent the compounds in dispute. In order to prove they were first to invent, Idenix must prove that they were first to conceive of a compound within the scope of those in dispute, namely that (1) the named inventors had identified the structure, a method of making and a use for a disputed compound and (2) that Idenix worked diligently from their earliest conception date until they made and tested the compound or filed their last application in 2008.
If the Board determines that Idenix was first to invent and is entitled to these patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. Federal Court.
We believe the Idenix application involved in the Interference and similar U.S. and foreign patents claiming the same compounds and metabolites are invalid. As a result, we filed an Impeachment Action in Canadian Federal Court to invalidate the Idenix CA2490191 patent, which is the Canadian patent that corresponds to the Idenix U.S. Patent No. 7608600 and the Idenix patent application that is the subject of the Interference. Idenix has now asserted that our Canadian Patent No. 2527657, corresponding to the '572 patent in the Interference, is invalid. We filed a similar legal action in the Federal Court of Norway seeking to invalidate Idenix's corresponding Norwegian patent. We filed a similar legal action in the Federal Court of Australia seeking to invalidate the corresponding Australian patent. We may bring similar action in other countries in 2013. Idenix has not been awarded patents on these compounds in European countries, Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada, Norway and Australia.
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
Gilead (as successor to Pharmasset, Inc. (Pharmasset)) is a party to an October 29, 2004 collaboration agreement with Roche and Hoffman-La Roche Inc. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of chronic HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's demand in April 2013. We believe Roche's claim is without merit. However, if Roche were to successfully establish exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir could be adversely affected.

Contract Arbitration with Jeremy Clark
In March 2012, Jeremy Clark, a former employee of Pharmasset, which we acquired in January 2012, and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in Alabama District Court in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which were subsequently dismissed by the court. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which was denied by the court. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the Alabama Court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing date in April 2013. We anticipate a decision in this matter as early as June 2013. We cannot predict the outcome of the arbitration. If Mr. Clark's prior assignment of this patent to Pharmasset is voided by the arbitration panel, and he is ultimately found to be the owner of the 7,429,572 patent and it is determined that we have infringed the patent, we may be required to obtain a license from and pay royalties to Mr. Clark to commercialize sofosbuvir and RG7128.
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
The public announcement of data from clinical studies evaluating sofosbuvir and the fixed-dose combination of sofosbuvir/ledipasvir in HCV-infected patients is likely to cause significant volatility in our stock price. If the development or approval of sofosbuvir alone or in combination with ledipasvir is delayed or discontinued, our stock price could decline significantly.
During 2013, we expect to receive a significant amount of data from clinical trials evaluating sofosbuvir, an investigational nucleotide analog we acquired through our purchase of Pharmasset, Inc. (Pharmasset), alone or in combination with other direct acting antivirals in hepatitis C virus (HCV)-infected individuals across all genotypes.
In April 2013, we filed a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) for sofosbuvir. The data submitted in this NDA support the use of sofosbuvir and ribavirin as an all-oral therapy for patients with genotype 2 and 3 HCV infection, and of sofosbuvir in combination with ribavirin and peg-IFN for treatment-naïve patients with genotype 1, 4, 5 and 6 HCV infection. There is risk that the FDA may not approve sofosbuvir in a timely manner or at all, and that any marketing approval, if granted, may have significant limitations on their use.
In parallel, we are also advancing a fixed-dose combination of sofosbuvir/ledipasvir (formerly GS-5885) for the treatment of genotype 1 patients. Our NDA for the fixed dose combination of sofosbuvir/ledipasvir will be supported by two clinical trials. The first study, named ION-1, evaluates the fixed-dose combination of sofosbuvir/ledipasvir with and without ribavirin for either 12 or 24 weeks in treatment-naïve genotype 1 infected patients. Pending a review of results from the two 12-week arms of an initial enrollment of 200 patients, by the second quarter of 2013, we expect to enroll additional patients in the ION-1 study to assess the fixed dose combination of sofosbuvir/ledipasvir in a total of 800 individuals. In January 2013, we also started screening patients for a Phase 3 study, named ION-2, evaluating the fixed-dose combination with ribavirin for 12 weeks and with and without ribavirin for 24 weeks of therapy among treatment-experienced genotype 1 HCV patients.
We are also conducting a Phase 2 study, named LONESTAR, evaluating sofosbuvir/ledipasvir for 12 weeks and sofosbuvir/ledipasvir with and without RBV for 8 weeks among genotype 1 treatment-naïve patients. Two additional arms in this trial will evaluate sofosbuvir/ledipasvir with and without RBV for 12 weeks among treatment-experienced genotype 1 patients who had previously received a protease inhibitor-containing regimen. Based on interim data from the Phase 2 LONESTAR study, in April 2013, we initiated a new Phase 3 study, named ION-3, evaluating the fixed-dose combination of sofosbuvir/ledipasvir for eight weeks with and without ribavirin and for 12 weeks without ribavirin in 600 non-cirrhotic, treatment-naïve genotype 1 HCV-infected patients.
The announcement of data from our clinical studies evaluating sofosbuvir and the fixed-dose combination of sofosbuvir/ledipasvir is likely to cause significant volatility in our stock price. The announcement of any negative or unexpected data or the discontinuation of development of sofosbuvir or the fixed-dose combination of sofosbuvir/ledipasvir or any delay in our anticipated timelines for obtaining regulatory approval in the United States or European Union will likely cause our stock price to decline significantly.
A substantial portion of our revenues is derived from sales of our HIV products, particularly Atripla and Truvada. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.
We are currently dependent on sales of our products for the treatment of HIV infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the three months ended March 31, 2013, Atripla and Truvada product sales together were $1.58 billion, or 62% of our total revenues. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Stribild, Complera/Eviplera, Atripla and Truvada, for any number of reasons including, but not limited to, the following:

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
If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in April 2013, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of bronchiectasis. In addition, our new drug applications for elvitegravir for the treatment of HIV in treatment-experienced patients; cobicistat, a pharmacoenhancing or “boosting” agent, and sofosbuvir for the treatment of HCV may not be approved by the FDA, EMA or other foreign regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for the product, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products, including sofosbuvir and the fixed-dose combination of sofosbuvir/ledipasvir in the currently anticipated timelines and marketing approval for the products may not be granted.
Because Congress did not agree to a package of tax and federal spending proposals on January 1, 2013, an automatic reduction in federal spending or “sequestration” took effect on March 1, 2013. Under sequestration, across-the-board cuts will be implemented, which is expected to effect the operations of governmental agencies, including the FDA. As a result, the FDA may be unable to review and approve NDAs in the currently anticipated timelines. Any significant delay in the timing of our anticipated product approvals may reduce our anticipated future revenue and earnings and could negatively affect our stock price.
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
A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In the United States, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. Given the current economic downturn, we have experienced a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. As a result of this shift, revenue growth may be lower than prescription growth. Effective March 1, 2013, an automatic reduction in federal spending or “sequestration” is in effect. Under sequestration, across-the-board cuts will be implemented and could reduce the amount of federal and state funds to support ADAP programs. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida's ADAP into industry-supported patient assistance programs. In prior quarters, because of the insufficiency of federal and state funds and as many states reduced eligibility criteria, we saw an increase in the number of patients on state ADAP wait lists, and we may see similar increases in future periods as a result of any reduction in federal and state ADAP support resulting from the sequestration. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.
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
In quarter ended March 31, 2013, approximately 80% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2012, our wholesalers increased their inventory levels for our antiviral products. In the first quarter of 2013, our wholesalers drew down on their inventory such that inventory levels for our antiviral products moved to the lower end of the contractual boundaries set by our inventory management agreements. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues
In addition, the non-retail sector in the United States, which includes government institutions, including state ADAPs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. Federal and state budget pressures, including sequestration, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand. For example, similar to first quarters of prior years, in the first quarter of 2013, we observed large non-retail purchases by a number of state ADAPs which exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds. Given the uncertainty about the timing and amount of federal funding for ADAP for the 2013 year, we expect to see reduced purchasing by ADAPs until the Ryan White Funds are fully communicated. As a result, we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the global economic downturn and budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.

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
For Viread and Hepsera for treatment of chronic HBV, we compete primarily with products produced by GSK, Bristol-Myers Squibb Company (BMS) and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer. In addition, we are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of such formulations in Greece and Taiwan. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with a product produced by Actelion Pharmaceuticals US, Inc. and indirectly with pulmonary arterial hypertension products from United Therapeutics Corporation and Pfizer. Ranexa competes predominantly with generic compounds from three distinct classes of drugs, beta-blockers, calcium channel blockers and long-acting nitrates for the treatment of chronic angina in the United States. Cayston competes with a product marketed by Novartis. Tamiflu competes with products sold by GSK and generic competitors.
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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in April 2013, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of bronchiectasis. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including sofosbuvir and the fixed-dose combination of sofosbuvir/ledipasvir for the treatment of hepatitis C; aranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention and type II diabetes; and idelalisib for the treatment of chronic lymphocytic leukemia, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are very expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter, and the FDA and/or other regulatory agencies may require more clinical testing than we originally anticipated. Uneven and unexpected spending on these programs, including on the clinical trials that will be necessary to advance sofosbuvir, the fixed-dose combination of sofosbuvir/ledipasvir and our other product candidates for the treatment of HCV and oncology, may cause our operating results to fluctuate from quarter to quarter and volatility in our stock price.
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
We also rely on collaborative relationships with major pharmaceutical companies for development and commercialization of certain product candidates. Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of chronic HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's demand in April 2013. We believe Roche's claim is without merit. However, if Roche were to successfully establish exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir could be adversely affected.
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
From time to time, we may become involved in disputes with inventors on our patents. For example, in March 2012, Jeremy Clark, a former employee of Pharmasset, which we acquired in January 2012, and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which were subsequently dismissed by the court. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which was denied by the court. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. We anticipate a decision in this case as early as June 2013. We cannot predict the outcome of the arbitration. If Mr. Clark's prior assignment of this patent to Pharmasset is voided by the arbitration panel, and he is ultimately found to be the owner of the 7,429,572 patent and it is determined that we have infringed the patent, we may be required to obtain a license from and pay royalties to Mr. Clark to commercialize sofosbuvir and RG7128.
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
Generic manufacturers have sought and may continue to seek FDA approval to market generic versions of our products through an ANDA, the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in "Legal Proceedings" beginning on page 33 and risk factor entitled "Litigation with generic manufacturers has reduced and may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 48.
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
In some instances, we may be required to defend our right to a patent on an invention through an Interference proceeding before the PTO. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. In February 2012, we received notice that the PTO had declared an Interference between our U.S. Patent No. 7,429,572 and Idenix Pharmaceuticals, Inc.'s (Idenix) pending patent application no. 12/131868. Our patent covers metabolites of sofosbuvir and RG7128. Idenix is attempting to claim a class of compounds, including these metabolites, in their pending patent application. In the course of this proceeding, both parties will be called upon to submit evidence of the date they conceived of their respective inventions. The Interference will determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the PTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of their early application filing dates because none of those patent applications taught how to make the compounds in dispute. The Board also determined that we are entitled to the filing date of its earliest application. As a result, the Board determined that we were first to file its patent application on the compounds in dispute and is therefore the “senior party” in the interference. In the second phase of the interference, the Board will determine who was first to invent the compounds. The party who is deemed first to invent will prevail in the interference proceeding. Idenix bears the burden of establishing that despite their much later patent application filing date, they were nevertheless first to invent the compounds in dispute. In order to prove they were first to invent, Idenix must prove that they were first to conceive of a compound within the scope of those in dispute, namely that (1) the named inventors had identified the structure, a method of making and a use for a disputed compound and (2) that Idenix worked diligently from their earliest conception date until they made and tested the compound or filed their last application in 2008.
If the Board determines that Idenix was first to invent and is entitled to these patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. Federal Court.
We believe the Idenix application involved in the Interference and similar U.S. and foreign patents claiming the same compounds and metabolites are invalid. As a result, we filed an Impeachment Action in Canadian Federal Court to invalidate the Idenix CA2490191 patent, which is the Canadian patent that corresponds to the Idenix U.S. Patent No. 7608600 and the Idenix patent application that is the subject of the Interference. Idenix has now asserted that our Canadian Patent No. 2527657, corresponding to the '572 patent in the Interference, is invalid. We filed a similar legal action in the Federal Court of Norway seeking to invalidate Idenix's corresponding Norwegian patent. We filed a similar legal action in the Federal Court of Australia seeking to invalidate the corresponding Australian patent. We may bring similar action in other countries in 2013. Idenix has not been awarded patents on these compounds in European countries, Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada, Norway and Australia.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in April 2013, the FDA conducted an inspection of our Foster City facility and issued 483 Inspectional Observations, which noted deficiencies in documentation and validation of certain quality testing procedures and methods. As a result of the observations, the FDA delivered Complete Response Letters notifying us that it was unable to approve our NDAs for elvitegravir and cobicistat as standalone agents. There is a risk that we may be unable to remedy the deficiencies cited by the FDA in the Complete Response Letters on a timely basis and that our inability to address those deficiencies could adversely impact currently marketed products and products in development which could adversely impact our anticipated revenues and stock price. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the approval of such products in those countries.
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
We received notices that generic manufacturers have submitted ANDAs to manufacture a generic version of Atripla, Truvada, Viread, Hepsera, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada. We expect to begin trial with some of the generic manufacturers in 2013. In February 2013, Gilead and Teva reached an agreement in principle to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Viread, Truvada and Atripla products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was recently filed with the Federal Trade Commission (FTC) and Department of Justice (DOJ) and will be final after 45 days, if the FTC and DOJ do not object. As a result of the recent invalidation of the patents protecting entecavir and due to declining sales of Hepsera in the United States, in March 2013, we granted Sigmapharm Labs (Sigmapharm) a Covenant Not to Sue if it launches a generic version of Hepsera prior to the expiration of our patents and then filed a motion to dismiss all claims in the lawsuit. Once Sigmapharm obtains FDA approval of its product, it may launch its generic product. The trial related to ten of the patents associated with Ranexa is scheduled to begin in April 2013. This trial related to three of the patents associated with Truvada in Canada is currently scheduled for hearing in September 2013. The trial related to the two patents protecting emtricitabine patent in Atripla is scheduled to begin in October 2013.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Ministry of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.

We face credit risks from our Southern European customers that may adversely affect our results of operations.
Our European product sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Portugal and Spain have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of March 31, 2013, our accounts receivable in these countries totaled approximately $849.6 million of which, $348.5 million were past due greater than 120 days and $114.1 million were past due greater than 365 days as follows (in thousands):

	March 31, 2013
	Greater than 120 days past due	Greater than 365 days past due
Italy	$99,239	$37,303
Spain	141,460	7,938
Portugal	74,654	62,934
Greece	33,178	5,957
Total	$348,531	$114,132
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Department of Justice investigation; Interference and litigation proceedings with Idenix, arbitration with Roche and contract arbitration with Jeremy Clark in "Legal Proceedings" beginning on page 33. The outcome of the lawsuits above, or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
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
Our worldwide operations could be subject to business interruptions stemming from natural or man-made disasters for which we may be self-insured. Our corporate headquarters and Fremont locations, which together house a majority of our R&D activities, and our San Dimas and Oceanside manufacturing facilities are located in California, a seismically active region. As we do not carry earthquake insurance and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake.
Changes in our effective income tax rate could reduce our earnings.
Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, our portion of the non-deductible pharmaceutical excise tax, the accounting for stock options and other share-based payments, mergers and acquisitions, the amortization of certain acquisition related intangibles for which we receive no tax benefit, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our net income.
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
Issuer Purchases of Equity Securities
During the first quarter of 2013, we made $82.2 million in purchases under our January 2011, three-year, $5.00 billion stock repurchase program. As of March 31, 2013, we had repurchased $1.15 billion of our common stock under the January 2011 stock repurchase program with a remaining authorized amount of $3.85 billion available for repurchases under this program. We have suspended our share repurchases in order to focus on debt repayment during the first half of 2013.
The table below summarizes our stock repurchase activity for the three months ended March 31, 2013 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	(1)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program	(1)
January 1 – January 31, 2013	1,843		$38.84	1,785		$3,860,776
February 1 – February 28, 2013	1,291		$40.75	321		$3,847,868
March 1 – March 31, 2013	199		$45.87	—		$3,847,868
Total	3,333	(2)	$40.00	2,106	(2)

(1)	In January 2011, we announced that our Board authorized a $5.00 billion stock repurchase program, which expires in January 2014.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to the equivalent value in shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.    Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
√(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(2)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

(3)	3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 8, 2013

(4)	3.2	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(5)	4.2
Indenture related to the Convertible Senior Notes due 2013 (2013 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(6)	4.3
Indenture related to the Convertible Senior Notes due 2014 (2014 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

(6)	4.4
Indenture related to the Convertible Senior Notes due 2016 (2016 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(7)	4.5	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(7)	4.6	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(8)	4.7
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2014 Note, Form of 2016 Note, Form of 2021 Note, Form of 2041 Note)

(9)	10.1	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(9)	10.2	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(10)	10.3	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.4	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.5	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.6	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.7	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(10)	10.8	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(10)	10.9	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(10)	10.10	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

Exhibit Footnote	Exhibit Number	Description of Document

(11)	10.11	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.12	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.13	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.14	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.15	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(11)	10.16	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(11)	10.17	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(11)	10.18	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(11)	10.19	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.20	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.21	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.22	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.23	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.24	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.25	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.26	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(12)	10.27
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

(12)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(13)	10.29	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.30	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.31	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

Exhibit Footnote	Exhibit Number	Description of Document
*(14)	10.32	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(16)	10.33	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(17)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.35	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(19)	10.36	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(20)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(21)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(18)	10.39	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.40	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(19)	10.42	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(22)	10.43	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2012)

*(19)	10.44	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(19)	10.45	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(20)	10.46	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(21)	10.47	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(23)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013)

*	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013)

*(24)	10.51	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(19)	10.52	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(25)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

Exhibit Footnote	Exhibit Number	Description of Document
*(21)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(20)	10.55	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(26)	10.56	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(27)	10.57	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(27)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(27)	10.59	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(28)	10.60	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(23)	10.61	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(17)	10.62	Gilead Sciences, Inc. Corporate Bonus Plan

*(4)	10.63	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(29)	10.64	2013 Base Salaries for the Named Executive Officers

*(30)	10.65	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.66	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(14)	10.67	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(20)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(31)	10.69
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(18)	10.70	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

(32)	10.71
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

(33)	10.72	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(31)	10.73	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

(31)	10.74	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(34)	10.75	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

Exhibit Footnote	Exhibit Number	Description of Document
(35)	10.76	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+ (36)	10.77	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(37)	10.78
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(38)	10.79	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(38)	10.80
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(39)	10.81	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(40)	10.82	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(40)	10.83	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(40)	10.84	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(40)	10.85	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(41)	10.86	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(42)	10.87	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

(41)	10.88	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

(43)	10.89	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(43)	10.90
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30. 1999

(44)	10.91	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(35)	10.92	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(45)	10.93	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

(40)	10.94	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

Exhibit Footnote	Exhibit Number	Description of Document
+	10.95
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

(46)	10.96	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(38)	10.97	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

(47)	10.98	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

(28)	10.99	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

(21)	10.100	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

(34)	10.101	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(9)	10.102	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(10)	10.103	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(48)	10.104	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

(59)	10.105	Amendment No. 1, dated October 30, 2012, to the Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2013, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(29)	Information is included in Registrant's Current Report on Form 8-K filed on February 4, 2013, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference

(37)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(41)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(42)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(43)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(44)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 8, 2013	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2013	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
√(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(2)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

(3)	3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 8, 2013

(4)	3.2	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(5)	4.2
Indenture related to the Convertible Senior Notes due 2013 (2013 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

(6)	4.3
Indenture related to the Convertible Senior Notes due 2014 (2014 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

(6)	4.4
Indenture related to the Convertible Senior Notes due 2016 (2016 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(7)	4.5	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(7)	4.6	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(8)	4.7
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2014 Note, Form of 2016 Note, Form of 2021 Note, Form of 2041 Note)

(9)	10.1	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

(9)	10.2	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

(10)	10.3	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.4	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.5	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.6	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.7	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(10)	10.8	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(10)	10.9	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(10)	10.10	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

Exhibit Footnote	Exhibit Number	Description of Document

(11)	10.11	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.12	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.13	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.14	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.15	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

(11)	10.16	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

(11)	10.17	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(11)	10.18	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(11)	10.19	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.20	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.21	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.22	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.23	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.24	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.25	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.26	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(12)	10.27
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

(12)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(13)	10.29	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.30	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.31	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

Exhibit Footnote	Exhibit Number	Description of Document
*(14)	10.32	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(16)	10.33	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 6, 2009

*(17)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.35	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(19)	10.36	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(20)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(21)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(18)	10.39	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.40	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008)

*(19)	10.42	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009)

*(22)	10.43	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2012)

*(19)	10.44	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(19)	10.45	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(20)	10.46	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(21)	10.47	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(23)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013)

*	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013)

*(24)	10.51	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(19)	10.52	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(25)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

Exhibit Footnote	Exhibit Number	Description of Document
*(21)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(20)	10.55	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated on November 3, 2009

*(26)	10.56	Gilead Sciences, Inc. International Employee Stock Purchase Plan, adopted November 3, 2009

*(27)	10.57	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(27)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(27)	10.59	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(28)	10.60	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(23)	10.61	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(17)	10.62	Gilead Sciences, Inc. Corporate Bonus Plan

*(4)	10.63	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(29)	10.64	2013 Base Salaries for the Named Executive Officers

*(30)	10.65	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.66	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(14)	10.67	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(20)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(31)	10.69
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(18)	10.70	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

(32)	10.71
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

(33)	10.72	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(31)	10.73	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

(31)	10.74	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(34)	10.75	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

Exhibit Footnote	Exhibit Number	Description of Document
(35)	10.76	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+ (36)	10.77	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(37)	10.78
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(38)	10.79	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(38)	10.80
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(39)	10.81	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(40)	10.82	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(40)	10.83	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(40)	10.84	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(40)	10.85	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(41)	10.86	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(42)	10.87	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

(41)	10.88	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

(43)	10.89	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(43)	10.90
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30. 1999

(44)	10.91	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(35)	10.92	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(45)	10.93	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

(40)	10.94	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

Exhibit Footnote	Exhibit Number	Description of Document
+	10.95
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

(46)	10.96	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(38)	10.97	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

(47)	10.98	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

(28)	10.99	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

(21)	10.100	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3. 2011

(34)	10.101	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Nycomed GmbH (formerly ALTANA Pharma Oranienburg GmbH), dated November 7, 2005

+(9)	10.102	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(10)	10.103	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(48)	10.104	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

(49)	10.105	Amendment No. 1, dated October 30, 2012, to the Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2013, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 11, 2009, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-163871) filed on December 21, 2009, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(29)	Information is included in Registrant's Current Report on Form 8-K filed on February 4, 2013, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference

(37)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(41)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(42)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(43)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(44)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

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