Form 10-Q
period 2013-06-30
GILEAD SCIENCES INC
filed 2013-08-01
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 19, 2013: 1,530,626,021

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

PART I.	FINANCIAL INFORMATION

ITEM I.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,202,176	$1,803,694
Short-term marketable securities	85,194	58,556
Accounts receivable, net	1,895,913	1,751,388
Inventories	1,935,147	1,744,982
Deferred tax assets	224,429	262,641
Prepaid taxes	395,494	348,420
Prepaid expenses	157,821	102,364
Other current assets	176,355	84,302
Total current assets	7,072,529	6,156,347
Property, plant and equipment, net	1,135,993	1,100,259
Long-term portion of prepaid royalties	183,657	175,790
Long-term deferred tax assets	155,667	131,107
Long-term marketable securities	688,428	719,836
Intangible assets, net	12,056,002	11,736,393
Goodwill	1,188,157	1,060,919
Other long-term assets	143,941	159,187
Total assets	$22,624,374	$21,239,838

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,390,641	$1,327,339
Accrued government rebates	879,112	745,148
Accrued compensation and employee benefits	197,668	236,716
Income taxes payable	37,974	13,403
Other accrued liabilities	831,399	674,762
Deferred revenues	112,119	103,162
Current portion of long-term debt and other obligations, net	1,488,225	1,169,490
Total current liabilities	4,937,138	4,270,020
Long-term deferred revenues	28,768	20,532
Long-term debt, net	5,849,552	7,054,555
Long-term income taxes payable	122,590	115,822
Long-term deferred tax liabilities	118,315	10,190
Other long-term obligations	224,627	217,850
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600,000 shares authorized; 1,528,890 and 1,519,163 shares issued and outstanding	765	760
Additional paid-in capital	5,995,025	5,649,850
Accumulated other comprehensive income (loss)	30,371	(45,615)
Retained earnings	5,065,839	3,704,744
Total Gilead stockholders’ equity	11,092,000	9,309,739
Noncontrolling interest	251,384	241,130
Total stockholders’ equity	11,343,384	9,550,869
Total liabilities and stockholders’ equity	$22,624,374	$21,239,838

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Product sales	$2,657,285	$2,321,240	$5,050,853	$4,529,582
Royalty revenues	106,514	81,106	240,921	152,211
Contract and other revenues	3,595	2,840	7,255	5,842
Total revenues	2,767,394	2,405,186	5,299,029	4,687,635
Costs and expenses:
Cost of goods sold	684,663	617,345	1,319,111	1,198,276
Research and development	523,902	396,244	1,021,534	854,455
Selling, general and administrative	404,991	332,505	779,287	775,626
Total costs and expenses	1,613,556	1,346,094	3,119,932	2,828,357
Income from operations	1,153,838	1,059,092	2,179,097	1,859,278
Interest expense	(78,008)	(88,418)	(159,795)	(185,688)
Other income (expense), net	(231)	(1,075)	(3,555)	(35,160)
Income before provision for income taxes	1,075,599	969,599	2,015,747	1,638,430
Provision for income taxes	307,981	263,525	530,419	494,825
Net income	767,618	706,074	1,485,328	1,143,605
Net loss attributable to noncontrolling interest	4,987	5,490	9,463	9,915
Net income attributable to Gilead	$772,605	$711,564	$1,494,791	$1,153,520
Net income per share attributable to Gilead common stockholders—basic	$0.51	$0.47	$0.98	$0.76
Shares used in per share calculation—basic	1,526,945	1,513,902	1,524,174	1,513,238
Net income per share attributable to Gilead common stockholders—diluted	$0.46	$0.46	$0.89	$0.74
Shares used in per share calculation—diluted	1,694,577	1,561,012	1,683,269	1,558,492

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$767,618	$706,074	$1,485,328	$1,143,605
Other comprehensive income:
Net foreign currency translation gain (loss), net of tax	11,730	(2,642)	2,774	2,256
Available-for-sale securities:
Net unrealized gain (loss), net of tax impact of $1,144, $(79), $128 and $188	(2,019)	134	(234)	(329)
Reclassifications to net income, net of tax impact of $(32), $(29), $(41) and $(547)	(58)	(50)	(75)	30,549
Net change	(2,077)	84	(309)	30,220
Cash flow hedges:
Net unrealized gain, net of tax impact of $(1,730), $(4,074), $(3,579) and $(2,318)	5,022	107,855	79,082	58,993
Reclassifications to net income, net of tax impact of $(241), $(548), $(252) and $(994)	(5,110)	(14,511)	(5,561)	(25,292)
Net change	(88)	93,344	73,521	33,701
Other comprehensive income	9,565	90,786	75,986	66,177
Comprehensive income	777,183	796,860	1,561,314	1,209,782
Comprehensive loss attributable to noncontrolling interest	4,987	5,490	9,463	9,915
Comprehensive income attributable to Gilead	$782,170	$802,350	$1,570,777	$1,219,697

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities:
Net income	$1,485,328	$1,143,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50,091	39,937
Amortization expense	97,412	93,642
Stock-based compensation expense	117,720	97,134
Excess tax benefits from stock-based compensation	(89,151)	(35,439)
Tax benefits from employee stock plans	89,025	30,804
Deferred income taxes	9,974	21,966
Other	26,655	1,064
Changes in operating assets and liabilities:
Accounts receivable, net	(181,266)	180,167
Inventories	(200,856)	(213,190)
Prepaid expenses and other assets	(153,801)	(32,329)
Accounts payable	64,831	230,614
Income taxes payable	42,321	(102,093)
Accrued liabilities	249,635	276,944
Deferred revenues	17,187	10,794
Net cash provided by operating activities	1,625,105	1,743,620

Investing Activities:
Purchases of marketable securities	(199,357)	(607,078)
Proceeds from sales of marketable securities	159,828	63,274
Proceeds from maturities of marketable securities	39,571	2,951
Purchases of other investments	—	(25,000)
Acquisitions, net of cash acquired	(378,645)	(10,751,636)
Capital expenditures	(84,130)	(60,591)
Net cash used in investing activities	(462,733)	(11,378,080)

Financing Activities:
Proceeds from debt financing, net of issuance costs	—	2,144,733
Proceeds from convertible note hedges	1,205,956	—
Proceeds from issuances of common stock	146,342	201,791
Repurchases of common stock	(82,239)	(261,791)
Repayments of debt financing	(2,135,537)	(700,000)
Repayments of other long-term obligations	(38)	(2,151)
Excess tax benefits from stock-based compensation	89,151	35,439
Contributions from (distributions to) noncontrolling interest	19,716	(37,310)
Net cash provided by (used in) financing activities	(756,649)	1,380,711
Effect of exchange rate changes on cash	(7,241)	(4,528)
Net change in cash and cash equivalents	398,482	(8,258,277)
Cash and cash equivalents at beginning of period	1,803,694	9,883,777
Cash and cash equivalents at end of period	$2,202,176	$1,625,500

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
Our May 2013 Notes matured and as a result, we have only included their impact for the period they were outstanding on our net income per share calculations for the three and six months ended June 30, 2013. Warrants related to our May 2013 Notes remained outstanding at June 30, 2013 and we have included their full impact on our net income per share calculations for the three and six months ended June 30, 2013. The warrants related to our May 2013 Notes will expire in August 2013.
Stock options to purchase 1.0 million weighted-average shares of our common stock were outstanding during the three months ended June 30, 2013, 1.7 million shares during the six months ended June 30, 2013 and 9.2 million shares during both the three and six months ended June 30, 2012. These shares were not included in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Gilead	$772,605	$711,564	$1,494,791	$1,153,520
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	1,526,945	1,513,902	1,524,174	1,513,238
Effect of dilutive securities:
Stock options and equivalents	38,512	28,772	38,437	29,764
Conversion spread related to the May 2013 Notes	3,592	8,058	7,519	7,470
Conversion spread related to the May 2014 Notes	29,627	5,344	28,075	4,214
Conversion spread related to the May 2016 Notes	30,850	4,936	28,418	3,806
Warrants related to the Convertible Notes	65,051	—	56,646	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	1,694,577	1,561,012	1,683,269	1,558,492
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
As of June 30, 2013, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $891.2 million, of which $383.8 million were greater than 120 days past due and $135.4 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2013.
Recent Accounting Pronouncements
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

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward and option contracts, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. Short-term and long-term debt are reported at their amortized cost on our Condensed Consolidated Balance Sheets. The remaining financial instruments are reported on our Condensed Consolidated Balances Sheets at amounts that approximate current fair values.
The fair values of our Convertible Notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. The following table summarizes the carrying values and fair values of the Convertible Notes and senior unsecured notes (in thousands):

		June 30, 2013		December 31, 2012
Type of Borrowing	Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior	May 2013 Notes	$—	$—	$419,433	$815,297
Convertible Senior	May 2014 Notes	888,170	2,072,267	1,210,213	2,040,363
Convertible Senior	May 2016 Notes	1,162,018	2,808,435	1,157,692	2,110,938
Senior Unsecured	April 2021 Notes	993,352	1,080,040	992,923	1,146,990
Senior Unsecured	December 2014 Notes	749,552	766,320	749,394	772,650
Senior Unsecured	December 2016 Notes	699,210	739,935	699,095	748,902
Senior Unsecured	December 2021 Notes	1,247,573	1,336,325	1,247,428	1,420,725
Senior Unsecured	December 2041 Notes	997,847	1,105,890	997,810	1,252,090

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. Treasury securities	$161,219	$—	$—	$161,219	$81,903	$—	$—	$81,903
Money market funds	1,857,134	—	—	1,857,134	1,416,355	—	—	1,416,355
U.S. government agencies securities	—	155,317	—	155,317	—	248,952	—	248,952
Municipal debt securities	—	12,043	—	12,043	—	12,088	—	12,088
Corporate debt securities	—	370,087	—	370,087	—	352,718	—	352,718
Residential mortgage and asset-backed securities	—	79,955	—	79,955	—	82,732	—	82,732
Total debt securities	2,018,353	617,402	—	2,635,755	1,498,258	696,490	—	2,194,748
Derivatives	—	41,429	—	41,429	—	14,823	—	14,823
	$2,018,353	$658,831	$—	$2,677,184	$1,498,258	$711,313	$—	$2,209,571

Liabilities:
Contingent consideration	$—	$—	$222,502	$222,502	$—	$—	$205,060	$205,060
Derivatives	—	13,875	—	13,875	—	65,248	—	65,248
	$—	$13,875	$222,502	$236,377	$—	$65,248	$205,060	$270,308
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
Level 3 Inputs
As of June 30, 2013 and December 31, 2012, the only assets or liabilities that were measured using Level 3 inputs were contingent consideration liabilities. During 2012, we held auction rate securities and Greek government bonds which were measured at fair value using Level 3 inputs. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.
Auction Rate Securities
During the third quarter of 2012, we sold our remaining portfolio of auction rate securities and as a result of the sale, we received total proceeds of $37.3 million which resulted in a $3.8 million loss that was recognized in other income (expense), net on our Condensed Consolidated Statements of Income.

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
Greek Government Bonds
During the first quarter of 2012, the Greek government restructured its sovereign debt which impacted all holders of Greek bonds. As a result, we recorded a $40.1 million loss related to the debt restructuring as part of other income (expense), net on our Condensed Consolidated Statements of Income and exchanged the Greek government-issued bonds for new securities, which we liquidated during the first quarter of 2012. We estimated the fair value of the Greek zero-coupon bonds using Level 3 inputs due to the then current lack of market activity and liquidity. The discount rates used in our fair value model for these bonds were based on credit default swap rates.
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
Each reporting period thereafter, we revalue these obligations by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration obligations in research and development (R&D) expenses within our Condensed Consolidated Statements of Income until such time that the related product candidate receives marketing approval. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration obligations would primarily reflect the passage of time.
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
The potential contingent consideration payments required upon achievement of development or regulatory approval-based milestones related to our CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. acquisitions range from no payment if none of the milestones are achieved to an estimated maximum of $254.0 million (undiscounted), of which we had accrued $173.8 million as of June 30, 2013 and $159.3 million as of December 31, 2012. The remainder of the contingent consideration liabilities accrual as of June 30, 2013 and December 31, 2012 relates to potential future payments resulting from the acquisition of Arresto Biosciences, Inc. for royalty obligations on future sales once specified sales-based milestones are achieved.
The following table provides a rollforward of our contingent consideration liabilities, which are recorded as part of other long-term obligations in our Condensed Consolidated Balance Sheets (in thousands):

Balance at December 31, 2012	$205,060
Additions from new acquisitions	—
Net changes in valuation	17,442
Balance at June 30, 2013	$222,502

3.	AVAILABLE-FOR-SALE SECURITIES
The following table is a summary of available-for-sale debt securities recorded in cash and cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Treasury securities	$161,523	$77	$(381)	$161,219	$81,752	$151	$—	$81,903
Money market funds	1,857,134	—	—	1,857,134	1,416,356	—	—	1,416,356
U.S. government agencies securities	155,274	184	(141)	155,317	248,595	386	(29)	248,952
Municipal debt securities	12,036	12	(5)	12,043	12,062	33	(7)	12,088
Corporate debt securities	369,792	875	(580)	370,087	351,309	1,492	(84)	352,717
Residential mortgage and asset-backed securities	80,240	42	(327)	79,955	82,717	156	(141)	82,732
Total	$2,635,999	$1,190	$(1,434)	$2,635,755	$2,192,791	$2,218	$(261)	$2,194,748
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$1,862,133	$1,416,356
Short-term marketable securities	85,194	58,556
Long-term marketable securities	688,428	719,836
Total	$2,635,755	$2,194,748
Cash and cash equivalents in the table above exclude cash of $340.0 million as of June 30, 2013 and $387.3 million as of December 31, 2012.
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2013
	Amortized Cost	Fair Value
Less than one year	$1,947,248	$1,947,328
Greater than one year but less than five years	671,277	671,061
Greater than five years but less than ten years	4,707	4,666
Greater than ten years	12,767	12,700
Total	$2,635,999	$2,635,755

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross realized gains on sales	$201	$84	$383	$10,099
Gross realized losses on sales	$(111)	$(5)	$(267)	$(40,101)
The cost of securities sold was determined based on the specific identification method.
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
Debt securities:
U.S. Treasury securities	$(381)	$113,183	$—	$—	$(381)	$113,183
U.S. government agencies securities	(141)	57,875	—	—	(141)	57,875
Municipal debt securities	(5)	5,170	—	—	(5)	5,170
Corporate debt securities	(579)	158,603	(1)	2,044	(580)	160,647
Residential mortgage and asset-backed securities	(168)	55,652	(159)	9,721	(327)	65,373
Total	$(1,274)	$390,483	$(160)	$11,765	$(1,434)	$402,248

December 31, 2012
Debt securities:
U.S. government agencies securities	$(29)	$26,306	$—	$—	$(29)	$26,306
Municipal debt securities	(7)	3,993	—	—	(7)	3,993
Corporate debt securities	(84)	72,722	—	—	(84)	72,722
Residential mortgage and asset-backed securities	(141)	36,415	—	—	(141)	36,415
Total	$(261)	$139,436	$—	$—	$(261)	$139,436
We held a total of 120 securities as of June 30, 2013 and 47 securities as of December 31, 2012 that were in an unrealized loss position. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2013 and December 31, 2012 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

4.	DERIVATIVE FINANCIAL INSTRUMENTS
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the euro. In order to manage this risk, we may hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. By working only with major banks and closely monitoring current market conditions, we limit the risk that counterparties to these contracts may be unable to perform. We also limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading purposes.

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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated OCI within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at June 30, 2013 will be reclassified to product sales within 12 months.
The cash flow effects of our derivatives contracts for the six months ended June 30, 2013 and 2012 are included within net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $3.59 billion at June 30, 2013 and $3.39 billion at December 31, 2012.
While all of our derivative contracts allow us the right to offset assets or liabilities, we have presented amounts on a gross basis. Under the International Swap Dealers Association, Inc. master agreements with the respective counterparties of the foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The following table summarizes the location and fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2013
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$31,570	Other accrued liabilities	$13,704
Foreign currency exchange contracts	Other long-term assets	9,793	Other long-term obligations	—
Total derivatives designated as hedges		41,363		13,704
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	66	Other accrued liabilities	171
Total derivatives not designated as hedges		66		171
Total derivatives		$41,429		$13,875

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$14,556	Other accrued liabilities	$54,597
Foreign currency exchange contracts	Other long-term assets	142	Other long-term obligations	10,630
Total derivatives designated as hedges		14,698		65,227
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	125	Other accrued liabilities	21
Total derivatives not designated as hedges		125		21
Total derivatives		$14,823		$65,248
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Derivatives designated as hedges:
Net gains recognized in OCI (effective portion)	$11,801	$112,011	$82,661	$63,125
Net gains reclassified from accumulated OCI into product sales (effective portion)	$5,351	$15,059	$5,813	$26,286
Net gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$1,908	$(3,544)	$(224)	$(6,756)
Derivatives not designated as hedges:
Net gains recognized in other income (expense), net	$9,077	$93,592	$41,697	$66,418
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on our Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2013 and 2012 no material amounts were recorded as a result of the discontinuance of cash flow hedges.
As of June 30, 2013 and December 31, 2012, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in thousands):

June 30, 2013
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$41,429	$—	$41,429	$(9,906)	$—	$31,523
Derivative liabilities	(13,875)	—	(13,875)	9,906	—	(3,969)

December 31, 2012
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$14,823	$—	$14,823	$(9,644)	$—	$5,179
Derivative liabilities	(65,248)	—	(65,248)	9,644	—	(55,604)

5.	ACQUISITION
YM BioSciences Inc.
We completed the acquisition of YM BioSciences Inc. (YM) for total consideration transferred of $487.6 million on February 8, 2013, at which time YM became a wholly-owned subsidiary of Gilead. YM was a drug development company primarily focused on advancing momelotinib (formally known as CYT387), an orally administered, once-daily candidate for hematologic cancers.
The purchase accounting is preliminary as management is awaiting data needed to finalize its review of the deferred tax assets and related valuation allowances. We expect to finalize the purchase accounting during the second half of 2013. The preliminary fair values of acquired assets and assumed liabilities include primarily in-process research and development (IPR&D) of $362.7 million, goodwill of $127.2 million, deferred tax liabilities of $108.8 million and cash acquired of $108.9 million. Pro forma results of operations for the acquisition of YM have not been presented because this acquisition is not material to our consolidated results of operations. See Note 7, Intangible Assets and Goodwill for a description of the IPR&D acquired.

6.	INVENTORIES
Inventories are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$884,600	$826,545
Work in process	453,339	358,525
Finished goods	597,208	559,912
Total	$1,935,147	$1,744,982
The joint ventures formed by Gilead and BMS (See Note 8, Collaborative Arrangements), which are included in our Condensed Consolidated Financial Statements, held $1.35 billion as of June 30, 2013 and $1.26 billion as of December 31, 2012, in inventory of efavirenz active pharmaceutical ingredient which was purchased from BMS at BMS's estimated net selling price of efavirenz.

7.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the carrying amount of our intangible assets (in thousands):

	June 30, 2013	December 31, 2012
Indefinite-lived intangible assets	$11,348,900	$10,986,200
Finite-lived intangible assets	707,102	750,193
Total intangible assets	$12,056,002	$11,736,393

Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consisted primarily of the purchased IPR&D related to sofosbuvir from our acquisition of Pharmasset, Inc. (Pharmasset) in January 2012. We completed our acquisition of YM in February 2013. Of the total $487.6 million preliminary fair value of acquired assets and assumed liabilities for YM, we attributed approximately $362.7 million to IPR&D related to momelotinib on our Condensed Consolidated Balance Sheet. The following table summarizes our indefinite-lived intangible assets (in thousands):

	June 30, 2013	December 31, 2012
Indefinite-lived intangible asset - Sofosbuvir	$10,720,000	$10,720,000
Indefinite-lived intangible asset - Momelotinib (formerly CYT387)	362,700	—
Indefinite-lived intangible assets - Other	266,200	266,200
Total	$11,348,900	$10,986,200
Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in thousands):

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - Ranexa	$688,400	$161,984	$688,400	$133,119
Intangible asset - Lexiscan	262,800	108,338	262,800	95,466
Other	42,995	16,771	42,995	15,417
Total	$994,195	$287,093	$994,195	$244,002
Amortization expense related to finite-lived intangible assets included in cost of goods sold in our Condensed Consolidated Statements of Income totaled $21.5 million and $43.1 million for the three and six months ended June 30, 2013, respectively, and $15.8 million and $31.7 million for the three and six months ended June 30, 2012, respectively. The weighted-average amortization period for these intangible assets is approximately 11 years. As of June 30, 2013, the estimated future amortization expense associated with our intangible assets for the remaining six months of 2013 and each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2013 (remaining six months)	$43,091
2014	92,441
2015	97,673
2016	107,312
2017	116,137
2018	124,561
Total	$581,215
Goodwill
Upon completing the acquisition of YM, we preliminarily attributed $127.2 million to goodwill on our Condensed Consolidated Balance Sheets. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2012	$1,060,919
Goodwill resulting from the acquisition of YM	127,238
Balance at June 30, 2013	$1,188,157

8.	COLLABORATIVE ARRANGEMENTS
From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or appropriate disclosure based on applicable guidance. For variable interest entities (VIEs), we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of June 30, 2013, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.
Bristol-Myers Squibb Company
North America
In 2004, we entered into a collaboration arrangement with BMS in the United States to develop and commercialize a single tablet regimen containing our Truvada and BMS's Sustiva (efavirenz). This combination was approved for use in the United States in 2006 and is sold under the brand name Atripla. We and BMS structured this collaboration as a joint venture that operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. Under the terms of the collaboration we and BMS granted royalty free sublicenses to the joint venture for the use of our respective company owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. In 2006, we and BMS amended the joint venture's collaboration agreement to allow the joint venture to sell Atripla in Canada. The economic interests of the joint venture held by us and BMS (including share of revenues and out-of-pocket expenses) are based on the portion of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both our and BMS's respective economic interests in the joint venture may vary annually.
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
As of June 30, 2013 and December 31, 2012, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of June 30, 2013, total assets held by the joint venture were $2.33 billion and consisted primarily of cash and cash equivalents of $186.2 million, accounts receivable of $255.3 million and inventories of $1.87 billion; total liabilities were $985.4 million and consisted primarily of accounts payable of $621.4 million and other accrued expenses of $361.4 million. As of December 31, 2012, total assets held by the joint venture were $1.95 billion and consisted primarily of cash and cash equivalents of $191.1 million, accounts receivable of $223.7 million and inventories of $1.54 billion; total liabilities were $1.32 billion and consisted primarily of accounts payable of $501.7 million and other accrued expenses of $291.5 million. These asset and liability amounts do not include intercompany receivables or payables that are eliminated in our Condensed Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets. Similarly, the assets held in the joint venture can be used only to settle obligations of the joint venture.
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
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of June 30, 2013 and December 31, 2012, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.
The parties also formed a limited liability company to hold the marketing authorization for Atripla in Europe. We have primary responsibility for regulatory activities. In the major market countries, both parties have agreed to independently continue to use commercially reasonable efforts to promote Atripla.

9.	LONG-TERM OBLIGATIONS
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	June 30, 2013	December 31, 2012
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$—	$419,433
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	888,170	1,210,213
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,162,018	1,157,692
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	993,352	992,923
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,552	749,394
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,210	699,095
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,573	1,247,428
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,847	997,810
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	600,000	750,000
Total debt, net					$7,337,722	$8,223,988
Less current portion					1,488,170	1,169,433
Total long-term debt, net					$5,849,552	$7,054,555

Maturity of 2013 Convertible Senior Notes
During the six months ended June 30, 2013, a portion of our May 2013 Notes were converted and on May 1, 2013, the remainder matured. We repaid an aggregate principal balance of $426.3 million and $714.0 million in cash related to the conversion spread, which represents the conversion value in excess of the principal amount. We received $714.0 million in cash from the related convertible note hedges. The warrants related to our May 2013 Notes expire in August 2013.

Convertible Senior Notes
During the six months ended June 30, 2013, a portion of the May 2014 Notes and May 2016 Notes was converted. We repaid $353.0 million of the principal balance, primarily composed of May 2014 Notes. We also paid $492.0 million in cash related to the conversion spread of the notes, which represents the conversion value in excess of the principal amount, and received $492.0 million in cash from our convertible note hedges related to these notes.
Credit Facility
During the six months ended June 30, 2013, we repaid $150.0 million under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement bears interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the credit agreement. We may reduce the commitments and may prepay the loan in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreement and notes indentures and as of June 30, 2013, we were in compliance with all such covenants.

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

Litigation with Generic Manufacturers
As part of the approval process of some of our products, the U.S. Food and Drug Administration (FDA) granted a New Chemical Entity exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be granted. Generic manufacturers may challenge the patents protecting products that have been granted exclusivity one year prior to the end of the exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug.
We received notices that generic manufacturers have submitted ANDAs to manufacture a generic version of Atripla, Truvada, Viread, Hepsera, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada. We expect to begin trial with some of the generic manufacturers in 2013. In April 2013, we and Teva Pharmaceuticals (Teva) reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Atripla, Truvada and Viread products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was filed and is under review by the Federal Trade Commission and Department of Justice. As a result of the recent invalidation of the patents protecting entecavir and due to declining sales of Hepsera in the United States, in March 2013, we granted Sigmapharm Labs (Sigmapharm) a Covenant Not to Sue and filed a motion to dismiss all claims in the lawsuit in March 2013. Once Sigmapharm obtains FDA approval of its product it may elect to launch its generic product. The trial related to the U.S. patents associated with Ranexa took place in April and May 2013. The court has not yet issued a decision in that case. The trial related to two Canadian patents associated with Atripla, Truvada and Viread is currently scheduled for September 2013. The trial related to the U.S. patents protecting emtricitabine is scheduled to begin in October 2013.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Ministry of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

11.	STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of goods sold	$2,632	$2,119	$4,473	$4,220
Research and development expenses	24,646	20,355	51,521	138,977
Selling, general and administrative expenses	28,675	25,929	61,726	147,874
Stock-based compensation expense included in total costs and expenses	55,953	48,403	117,720	291,071
Income tax effect	(15,574)	(13,167)	(31,961)	(26,231)
Stock-based compensation expense, net of tax	$40,379	$35,236	$85,759	$264,840
Total stock-based compensation for the six months ended June 30, 2012 included $100.1 million in R&D expenses and $93.8 million in selling, general and administrative expenses, related to the acceleration of unvested stock options in connection with the acquisition of Pharmasset, which closed during the first quarter of 2012.

12.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program
In February 2013, we suspended our share repurchase program in order to focus on debt repayment. During the three months ended June 30, 2013, we did not repurchase shares of common stock under our January 2011 stock repurchase program. During the six months ended June 30, 2013, we repurchased a total of $82.2 million or 2.1 million shares of common stock under our January 2011 stock repurchase program.
Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated OCI by component, net of tax (in thousands):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1,420)	$7,502	$(51,697)	$(45,615)
Other comprehensive income (loss) before reclassifications	2,774	(234)	79,082	81,622
Amounts reclassified from accumulated other comprehensive income	—	(75)	(5,561)	(5,636)
Net current period other comprehensive income (loss)	2,774	(309)	73,521	75,986
Balance at June 30, 2013	$1,354	$7,193	$21,824	$30,371
Certain prior period amounts have been reclassified within accumulated OCI to conform to the current presentation.
For the three and six months ended June 30, 2013, amounts reclassified from accumulated OCI to net income were not significant. Amounts reclassified for gains (losses) on cash flow hedges were recorded as part of product sales on our Condensed Consolidated Statements of Income. Amounts reclassified for unrealized gains (losses) on available-for-sale securities were recorded as part of other income (expense), net on our Condensed Consolidated Statements of Income.

13.	SEGMENT INFORMATION
We operate in one business segment, which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. All products are included in one segment, because the majority of our products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.
Product sales consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Antiviral products:
Atripla	$938,108	$904,023	$1,815,181	$1,791,619
Truvada	807,779	785,933	1,508,021	1,544,196
Viread	250,188	215,414	460,520	407,107
Complera/Eviplera	188,683	72,909	336,872	125,089
Stribild	99,394	—	191,542	—
Hepsera	21,456	26,191	47,879	55,488
Emtriva	6,639	7,813	13,310	14,590
Total antiviral products	2,312,247	2,012,283	4,373,325	3,938,089
Letairis	128,257	101,634	246,364	188,922
Ranexa	106,597	95,555	202,883	178,756
AmBisome	75,137	83,653	160,412	168,417
Other products	35,047	28,115	67,869	55,398
Total product sales	$2,657,285	$2,321,240	$5,050,853	$4,529,582

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cardinal Health, Inc.	18%	19%	19%	19%
McKesson Corp.	17%	15%	16%	15%
AmerisourceBergen Corp.	11%	11%	11%	11%

14.	INCOME TAXES
Our income tax rate of 28.6% and 26.3% for the three and six months ended June 30, 2013, respectively, differed from the U.S. federal statutory rate of 35% due primarily to the retroactive extension of the 2012 and 2013 federal research tax credit in January 2013 and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, partially offset by state taxes and our portion of the non-deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
As of June 30, 2013, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $11 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding some of our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.
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
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled “Risk Factors” under Part II, Item 1A below, in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2012 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Management Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we seek to improve the care of patients living with life-threatening diseases around the world. Gilead's primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as hepatitis B virus (HBV) and hepatitis C virus (HCV), serious cardiovascular and respiratory conditions and oncology/inflammation. Headquartered in Foster City, California, we have operations in North America, Europe and Asia-Pacific. We continue to add to our existing portfolio of products through our internal research and clinical development programs and through our product acquisition and in-licensing strategy.
Our portfolio of 15 marketed products is comprised of Stribild®, Complera®/Eviplera®, Atripla®, Truvada®, Viread®, Hepsera®, Emtriva®, Letairis®, Ranexa®, AmBisome®, Cayston®, Vistide®, Tamiflu®, Lexiscan® and Macugen®. We have U.S. and international commercial sales operations, with marketing subsidiaries in North America, Europe and Asia-Pacific. In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the second quarter of 2013, our product sales increased 14% over the same quarter in 2012, and we continued to advance our product pipeline across all therapeutic areas. We believe the combination of our existing internal research programs, acquisitions and partnerships will allow us to continue to bring innovative therapies to individuals who are living with unmet medical needs. During the quarter, we made the following announcements:

HCV Program

•
We filed a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) for the approval of sofosbuvir, a once-daily oral nucleotide analogue inhibitor for the treatment of chronic HCV infection. The FDA has granted priority review status and has set a target review date under the Prescription Drug User Fee Act of December 8, 2013. The NDA is supported primarily by results from four Phase 3 studies (NEUTRINO, FISSION, POSITRON and FUSION) evaluating sofosbuvir in nearly 1,000 patients with HCV as part of an all-oral 12-week or 16-week treatment regimen in combination with ribavirin (RBV) in genotypes 2 and 3, or with RBV and pegylated interferon for 12 weeks in genotypes 1, 4, 5 and 6.

•
We reported interim data from the Phase 2 LONESTAR study, which evaluated eight- and 12-week courses of therapy with the once-daily fixed-dose combination of sofosbuvir/ledipasvir with and without RBV. All patients in the 12-week arm achieved a sustained virologic response (SVR) four weeks after completing therapy and 40/41 patients achieved a SVR eight weeks after completing therapy. Two additional cohorts in the study evaluated a 12-week course of the fixed-dose combination of sofosbuvir/ledipasvir with or without RBV in 40 patients who had previously failed therapy. Four weeks after completing therapy, 95% of patients in both arms achieved a SVR.

•
We announced plans to initiate a Phase 3 study called ION-3, which will evaluate eight- and 12-week therapies of our fixed-dose combination tablet of sofosbusvir/ledipasvir for the treatment of HCV infection with and without RBV and a 12-week therapy with RBV in non-cirrhotic, treatment-naive genotype 1 HCV-infected patients.

•
We announced that the European Medicines Agency (EMA) has validated our Marketing Authorisation Application for sofosbuvir for the treatment of HCV which was submitted on April 17, 2013, and is now under assessment.

HIV Program

•
The FDA issued complete response letters on our NDAs for elvitegravir and cobicistat for us as part of HIV treatment regimens. The letters noted that the FDA cannot approve the applications in their current form due to deficiencies in documentation and validation of certain observations noted during a recent inspection. We are addressing the agency's concerns to move the applications forward. The FDA did not raise any concerns with the safety profiles of elvitegravir and cobicistat.

•
The EMA granted marketing authorization for Stribild which allows for the marketing of our complete, once-daily single tablet regimen for HIV-1 infection for treatment-naïve adults across all 27 countries of the European Union.

Oncology Program

•
We announced response data from a Phase 2 study (Study 101-08) evaluating idelalisib (formerly GS-1101) in treatment-naïve patients with chronic lymphocytic leukemia who achieved a complete response rate of 19% and an overall response rate of 97%, with estimated progression-free survival at 24 months of 93%.

•
We announced interim results from a single-arm, open-label Phase 2 study (Study 101-09) evaluating idelalisib for treatment of patients with indolent non-Hodgkin's lymphoma that is non-responsive to rituximab and chemotherapy. In the study, single-agent treatment achieved an overall response rate of 54%, with a median duration of response at this interim analysis of 11.9 months.

Acquisition
We completed the acquisition of YM BioSciences Inc. (YM) for total consideration transferred of $487.6 million on February 8, 2013, at which time YM became a wholly-owned subsidiary of Gilead. YM was a drug development company primarily focused on advancing momelotinib (formally known as CYT387), an orally administered, once-daily candidate for hematologic cancers.
The purchase accounting is preliminary as management is awaiting data needed to finalize its review of the deferred tax assets and related valuation allowances. We expect to finalize the purchase accounting during the second half of 2013. The preliminary fair values of acquired assets and assumed liabilities include primarily in-process research and development (IPR&D) of $362.7 million, goodwill of $127.2 million, deferred tax liabilities of $108.8 million and cash acquired of $108.9 million. Pro forma results of operations for the acquisition of YM have not been presented because this acquisition is not material to our consolidated results of operations. See Note 7, Intangible Assets and Goodwill in our Notes to the Condensed Consolidated Financial Statements for a description of the IPR&D acquired.

Financial Highlights
During the second quarter of 2013, total revenues increased 15% to $2.77 billion, compared to $2.41 billion in the second quarter of 2012, driven by higher underlying demand across all therapeutic areas, the continued expansion and uptake of our HIV portfolio and an increase in royalty revenues. Total product sales were $2.66 billion for the second quarter of 2013, an increase of 14% compared to the same period in 2012, due primarily to growth in our antiviral franchise, which increased 15% to $2.31 billion. Cardiovascular product sales, which include Letairis and Ranexa, totaled $234.9 million, an increase of 19% compared to the same period in 2012. Royalty revenues from our collaborations with corporate partners were $106.5 million, an increase of 31% compared to the prior year, due primarily to higher Tamiflu royalty revenues from Roche.
Research and development (R&D) expenses increased 32% to $523.9 million for the second quarter of 2013 compared to the same period in 2012 as we continued to invest in our product pipeline, particularly in oncology and liver disease. Selling, general and administrative (SG&A) expenses increased 22% to $405.0 million for the second quarter of 2013 compared to the same period in 2012, primarily due to the ongoing growth and expansion of our business.
Net income attributable to Gilead for the second quarter of 2013 increased 9% to $772.6 million or $0.46 per diluted share, compared to the same period in 2012, primarily due to an increase in total revenues driven by underlying demand for our products partially offset by an increase in R&D and SG&A expenses.
As of June 30, 2013, cash, cash equivalents and marketable securities totaled $2.98 billion, an increase of $393.7 million compared to December 31, 2012. During the first half of 2013, we generated $1.63 billion of operating cash flows, repaid $929.6 million in debt, net of proceeds from convertible note hedges, and utilized $378.6 million for the acquisition of YM, net of cash acquired.
Results of Operations
Total Revenues
Total revenues include product sales, royalty revenues, and contract and other revenues. Total revenues for three months ended June 30, 2013 were $2.77 billion, up 15% compared to $2.41 billion for the same period in 2012. Total revenues for the six months ended June 30, 2013 were $5.30 billion, up 13% compared to $4.69 billion in the same period in 2012. Increases in total revenues for both periods were driven by growth in product sales and royalty revenues.
Product Sales
Total product sales were $2.66 billion for the three months ended June 30, 2013, an increase of 14% compared to the same period in 2012. Total product sales were $5.05 billion for the six months ended June 30, 2013, an increase of 12% compared to the same period in 2012. Increases in product sales for both periods were driven by an increase in antiviral and cardiovascular product sales. Sequentially, total product sales increased 11% due primarily to increases in sales growth in the United States as sub-wholesalers increased inventories and higher levels of purchasing in Europe in advance of the summer holidays.
Product sales in the United States increased by 20% and 15% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily driven by higher underlying demand for our antiviral products, specifically Complera and Stribild.
Approximately 40% of our product sales are generated outside of the United States and as a result, we face exposure to adverse movements in foreign currency exchange rates, primarily in euro. We used foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact of $21.0 million on our product sales for the three months ended June 30, 2013 and an unfavorable impact of $28.3 million on our product sales for the six months ended June 30, 2013 compared to the same periods in 2012.
Product sales in Europe increased by 4% and 6% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily driven by sales growth in our antiviral products, specifically Eviplera and Viread. Foreign currency exchange, net of hedges, had an unfavorable impact of $20.7 million and $27.7 million on our European product sales for the three and six months ended June 30, 2013 compared to the same periods in 2012.
In light of the continued fiscal and debt crises experienced by several countries in the European Union, several governments have announced or implemented measures to manage healthcare expenditures. We continue to experience pricing pressure such as increases in the amount of discounts required on our products and delayed reimbursement which could negatively impact our future product sales and results of operations.

The following table summarizes the period over period changes in our product sales (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Antiviral products:
Atripla	$938,108	$904,023	4%	$1,815,181	$1,791,619	1%
Truvada	807,779	785,933	3%	1,508,021	1,544,196	(2)%
Viread	250,188	215,414	16%	460,520	407,107	13%
Complera/Eviplera	188,683	72,909	159%	336,872	125,089	169%
Stribild	99,394	—	—	191,542	—	—
Hepsera	21,456	26,191	(18)%	47,879	55,488	(14)%
Emtriva	6,639	7,813	(15)%	13,310	14,590	(9)%
Total antiviral products	2,312,247	2,012,283	15%	4,373,325	3,938,089	11%
Letairis	128,257	101,634	26%	246,364	188,922	30%
Ranexa	106,597	95,555	12%	202,883	178,756	13%
AmBisome	75,137	83,653	(10)%	160,412	168,417	(5)%
Other	35,047	28,115	25%	67,869	55,398	23%
Total product sales	$2,657,285	$2,321,240	14%	$5,050,853	$4,529,582	12%
Antiviral Products
Antiviral product sales increased by 15% and 11% for the three and six months ended June 30, 2013 compared to the same period in 2012 which reflects higher underlying demand for our new single-tablet regimen products, specifically Complera/Eviplera and Stribild.

•	Atripla
Atripla sales increased by 4% and 1% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to an increase in the average net selling price and sales volume. Atripla sales accounted for 41% and 42% of our total antiviral product sales for the three and six months ended June 30, 2013, respectively. The efavirenz component of Atripla, which has a gross margin of zero, comprised $352.1 million of our Atripla sales for the three months ended June 30, 2013 and $680.2 million for the six months ended June 30, 2013. For the three months ended June 30, 2012, the efavirenz component of Atripla comprised $333.5 million of our Atripla sales and $659.9 million for the six months ended June 30, 2012.
A generic version of Bristol-Myers Squibb Company's Sustiva (efavirenz), a component of our Atripla, is being made available in Europe and Canada in late 2013 and in the United States in 2014. As a result, we may start to observe a negative impact from competition on our future Atripla sales.

•	Truvada
Truvada sales increased by 3% for the three months ended June 30, 2013 compared to the same period in 2012, due to an increase in the average net selling price. Truvada sales decreased by 2% for the six months ended June 30, 2013 compared to the same period in 2012, due primarily to declines in wholesaler and sub-wholesaler inventories in the United States during the first quarter of 2013, partially offset by the increase in the average net selling price during the second quarter of 2013. Truvada sales accounted for 35% and 34% of our total antiviral product sales for the three and six months ended June 30, 2013, respectively.

•	Complera/Eviplera
Complera/Eviplera sales increased by 159% and 169% for the three and six months ended June 30, 2013, respectively, compared to the same period in 2012, primarily due to sales growth in Europe and the United States.

•	Stribild
Sales of Stribild were $99.4 million for the three months ended June 30, 2013 and $191.5 million for the six months ended June 30, 2013. Stribild was approved in the United States in August 2012 and Europe in May 2013.
Cardiovascular Products
Cardiovascular product sales increased 19% and 22% during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to increases in underlying demand. During the three months ended June

30, 2013, sales of Letairis increased by 26% and 30% during the six months ended June 30, 2013 compared to the same periods in 2012. During the three months ended June 30, 2013, sales of Ranexa increased by 12% and 13% during the six months ended June 30, 2013 compared to the same periods in 2012.
Royalty Revenues
The following table summarizes the period over period changes in our royalty revenues (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Royalty revenues	$106,514	$81,106	31%	$240,921	$152,211	58%
Royalty revenues increased 31% for the three months ended June 30, 2013 and 58% for the six months ended June 30, 2013 compared to the same periods in 2012, due primarily to higher royalty revenues from F. Hoffmann-La Roche Ltd (Roche) as a result of an increase in the number of patients treated for influenza with Tamiflu in the first quarter of 2013. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which the corresponding sales occur.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period over period changes in our product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Total product sales	$2,657,285	$2,321,240	14%	$5,050,853	$4,529,582	12%
Cost of goods sold	$684,663	$617,345	11%	$1,319,111	$1,198,276	10%
Product gross margin	74%	74%		74%	74%
Our product gross margin for the three and six months ended June 30, 2013 and 2012 was 74%, remaining essentially flat as a percentage of total product sales when compared to the same periods in 2012.
Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2013	2012	Change	2013	2012	Change
Research and development	$523,902	$396,244	32%	$1,021,534	$854,455	20%
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
R&D expenses summarized above consist primarily of clinical studies performed by contract research organizations, materials and supplies, licenses and fees, milestone payments under collaboration arrangements, personnel costs, including salaries, benefits and stock-based compensation and overhead allocations consisting of various support and facilities-related costs.
R&D expenses for the three months ended June 30, 2013 increased by $127.7 million or 32% compared to the same period in 2012, due primarily to $82.3 million related to an increase in clinical studies and $29.9 million related to personnel expenses to support the number of programs in late-stage development, specifically in oncology and liver disease.
R&D expenses for the six months ended June 30, 2013 increased by $167.1 million or 20% compared to the same period in 2012, due primarily to a $176.2 million related to an increase in clinical studies and $65.3 million related to personnel expenses to support the number of programs in late-stage development, specifically in liver disease and oncology. These increases were partially offset by a $100.1 million decrease in stock-based compensation expense related to our acquisition of Pharmasset Inc. (Pharmasset) in January 2012.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2013	2012	Change	2013	2012	Change
Selling, general and administrative	$404,991	$332,505	22%	$779,287	$775,626	0%
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
SG&A expenses for the three months ended June 30, 2013 increased by $72.5 million or 22%, compared to the same period in 2012, due primarily to a $37.4 million increase in headcount related and other expenses to support the ongoing growth and expansion of our business and a $19.0 million increase in bad debt expense. In the second quarter of 2012, we recorded a net reduction in bad debt expense of $15.2 million following a factoring arrangement where we sold accounts receivable balances in Spain. We continue to monitor the macroeconomic environment, particularly in Southern Europe for collectability issues related to our outstanding receivables.
SG&A expenses for the six months ended June 30, 2013 increased by $3.7 million, compared to the same period in 2012, due primarily to a $70.3 million increase in headcount related and other expenses to support the ongoing growth of our business. The total increase was partially offset by an $86.1 million decrease in stock-based compensation expense, which included $98.0 million in stock-based compensation related to our acquisition of Pharmasset in January 2012.
We expect SG&A expenses to increase through the remainder of 2013 as we build our commercial organization in preparation for the anticipated launch of sofosbuvir.
Interest Expense
Interest expense for the three months ended June 30, 2013 was $78.0 million, a decrease of $10.4 million compared to the same period in 2012. Interest expense for the six months ended June 30, 2013 was $159.8 million, a decrease of $25.9 million compared to the same period in 2012. The decreases for both periods were primarily due to the maturity of our convertible senior notes due in May 2013 (May 2013 Notes), repayment of revolving credit facilities and conversions of our May 2013 Notes and senior convertible notes due in May 2014 (May 2014 Notes).
Other Income (Expense), Net
Other income (expense), net for the three months ended June 30, 2013 and 2012 was not significant for both periods. Other income (expense), net for the six months ended June 30, 2013 was a net expense of $(3.6) million compared to a net expense of $(35.2) million for the same period in 2012, which included a $40.1 million loss on Greek bonds related to Greece's restructuring of its sovereign debt.
Provision for Income Taxes
Our provision for income taxes was $308.0 million and $530.4 million for the three and six months ended June 30, 2013, respectively, compared to $263.5 million and $494.8 million for the same periods in 2012, respectively. Our effective tax rate was 28.6% and 26.3% for the three and six months ended June 30, 2013, respectively, compared to 27.2% and 30.2% for the same periods in 2012, respectively. The effective tax rate for the three months ended June 30, 2013 was higher than the effective tax rate for the same period in 2012 due primarily to lower earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, offset by the extension of the 2013 federal research tax credit. The effective tax rate for the six months ended June 30, 2013 was lower than the effective tax rate for the same period in 2012 as a result of the retroactive extension of the 2012 and 2013 federal research tax credit in January 2013 and the stock-based compensation expense related to the Pharmasset acquisition for which we receive no tax benefit in the first quarter of 2012, offset by lower earnings from non-U.S. subsidiaries that are considered indefinitely reinvested.
The effective tax rate for the three and six months ended June 30, 2013 differed from the U.S. federal statutory rate of 35% due primarily to the retroactive extension of the 2012 and 2013 federal research tax credit in January 2013 and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, partially offset by state taxes and our portion of the non-deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries. In January 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012 which retroactively reinstated the federal research tax credit for 2012 and 2013. As a result, our income tax provision for the first quarter of 2013 included a discrete tax benefit related to the federal research tax credit for 2012.

Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	June 30, 2013	December 31, 2012
Cash, cash equivalents and marketable securities	$2,975,798	$2,582,086
Working capital	$2,135,391	$1,886,327

	Six Months Ended
	June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$1,625,105	$1,743,620
Investing activities	$(462,733)	$(11,378,080)
Financing activities	$(756,649)	$1,380,711
Cash, Cash Equivalents and Marketable Securities
As of June 30, 2013, cash, cash equivalents and marketable securities totaled $2.98 billion, an increase of $393.7 million or 15% from December 31, 2012. During the six months ended June 30, 2013, we generated $1.63 billion in cash flows from operations, repaid $929.6 million in debt, net of proceeds from convertible note hedges, and utilized $378.6 million for the acquisition of YM, net of cash acquired.
Of the total cash, cash equivalents and marketable securities at June 30, 2013, approximately $1.33 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $2.14 billion at June 30, 2013. The increase of $249.1 million in working capital from December 31, 2012 was primarily due to an increase of $398.5 million in cash and cash equivalents and $190.2 million in inventories, partially offset by an increase in the current portion of long-term debt, net.
Cash Provided by Operating Activities
Cash provided by operating activities of $1.63 billion for the six months ended June 30, 2013 primarily related to net income of $1.49 billion, adjusted for non-cash items such as $147.5 million of depreciation and amortization expenses and $117.7 million of stock-based compensation expenses. This was partially offset by $161.9 million of net cash outflow related to changes in operating assets and liabilities.
Cash provided by operating activities of $1.74 billion for the six months ended June 30, 2012 primarily related to net income of $1.14 billion, adjusted for non-cash items such as $133.6 million of depreciation and amortization expenses, $97.1 million of stock-based compensation expenses and $350.9 million of net cash inflow related to changes in operating assets and liabilities. Cash provided by operations included the impact of the $193.9 million in stock-based compensation expense related to Pharmasset and $349.7 million of proceeds from the sale of accounts receivable balances in Spain.
Cash Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2013 was $462.7 million, consisting primarily of $378.6 million used in our acquisition of YM, net of the cash acquired.
Cash used in investing activities for the six months ended June 30, 2012 was $11.38 billion, consisting primarily of $10.75 billion used in our acquisition of Pharmasset, net of stock-based compensation expense and cash acquired.

Cash Provided by (Used in) Financing Activities
Cash used in financing activities for the six months ended June 30, 2013 was $756.6 million, driven primarily by $2.14 billion used to repay debt financing which includes the maturity and conversions of our May 2014 Notes and our senior convertible notes due in May 2016 (May 2016 Notes), partially offset by net proceeds of $1.21 billion related to our convertible note hedges and proceeds of $146.3 million from issuances of common stock under our employee stock plans.
Cash provided by financing activities for the six months ended June 30, 2012 was $1.38 billion, driven primarily by net proceeds of $2.14 billion from the issuance of bank debt in conjunction with the Pharmasset acquisition and proceeds of $201.8 million from issuances of common stock under our employee stock plans. The cash proceeds were partially offset by the $700.0 million used to repay bank debt during the quarter and $261.8 million used to repurchase our common stock under our January 2011 stock repurchase program, including commissions.
Long-Term Obligations
The following is a summary of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	June 30, 2013	December 31, 2012
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$—	$419,433
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	888,170	1,210,213
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,162,018	1,157,692
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	993,352	992,923
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,552	749,394
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,210	699,095
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,573	1,247,428
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,847	997,810
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	600,000	750,000
Total debt, net					$7,337,722	$8,223,988
Less current portion					1,488,170	1,169,433
Total long-term debt, net					$5,849,552	$7,054,555
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
In 2012, we fully repaid the outstanding debt under the Term Loan Credit Agreement and the Short-Term Revolving Credit Agreement, at which time both agreements terminated. During the six months ended June 30, 2013, we repaid $150.0 million under the Five-Year Revolving Credit Agreement.
The Five-Year Revolving Credit Agreement contains customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loan bears interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the credit agreement. We may reduce the commitments and may prepay the loan in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreement and notes indentures and as of June 30, 2013, we were in compliance with all such covenants.
Maturity of 2013 Convertible Senior Notes
During the six months ended June 30, 2013, a portion of our May 2013 Notes were converted and on May 1, 2013, the remainder matured. We repaid an aggregate principal balance of $426.3 million and $714.0 million in cash related to the conversion spread, which represents the conversion value in excess of the principal amount. We received $714.0 million in cash from the related convertible note hedges. Warrants related to our May 2013 Notes expired in August 2013 and we expect to pay approximately $1.04 billion to settle the warrants as the average market price of our common stock exceeded the warrants' exercise price.

Convertible Senior Notes
During the six months ended June 30, 2013, a portion of our May 2014 Notes and May 2016 Notes was converted. We repaid $353.0 million of the principal balance, primarily composed of May 2014 Notes. We also paid $492.0 million in cash related to the conversion spread of the notes, which represents the conversion value in excess of the principal amount, and received $492.0 million in cash from our convertible note hedges related to these notes.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
There have been no material changes in our market risk during the six months ended June 30, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.
As of June 30, 2013, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $891.2 million, of which $383.8 million were greater than 120 days past due and $135.4 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2013. To date, we have not experienced significant losses with respect to our collection of accounts receivable. However, we will continue to monitor the European economic environment for collectability issues related to our outstanding receivables.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2013 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2013.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation with Generic Manufacturers
Tenofovir Disoproxil Fumarate, Emtricitabine and Fixed-dose Combination of Emtricitabine, Tenofovir Disoproxil Fumarate and Efavirenz
In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to generic versions of our Atripla and Truvada products. In the notice related to Teva's ANDA for a generic version of Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In the notice related to Teva's ANDA for a generic version of Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In March 2010, we filed lawsuits against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, Bristol-Myers Squibb Company and Merck & Co., Inc. filed a lawsuit against Teva for infringement of the patents related to efavirenz. Because we filed our lawsuits within the requisite 45 day period provided in the Hatch Waxman Act, there were stays preventing FDA approval of Teva's ANDAs for 30 months or until a district court decision adverse to the patents. The 30-month stay for all three Teva ANDAs expired in July 2012. In April 2013, we and Teva reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Atripla, Truvada and Viread products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was filed and is under review by the Federal Trade Commission and Department of Justice.
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
In August 2012, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of tenofovir disoproxil fumarate. In the notice, Teva alleges that two patents associated with Viread are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Viread. In September 2012, we filed a lawsuit against Teva in Canadian Federal Court seeking an order of prohibition against approval of this ANDS. Also in August 2012, Teva filed an Impeachment Action in Canadian Federal Court seeking invalidation of our two Canadian patents associated with Viread. We are currently defending that Impeachment Action. If we are unsuccessful in obtaining the order of prohibition in connection with Teva's ANDS for Truvada, Teva will be able to launch a generic version of our Truvada and Viread products “at risk” before expiry of our Canadian patents, assuming their generic product is approved.
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
Ranolazine
In June 2010, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of sustained release ranolazine. In the notice, Lupin alleges that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin in U.S. District Court in New Jersey for infringement of our patents for Ranexa. The FDA cannot approve Lupin's ANDA until we receive a district court decision or upon the expiration of the court's automatic stay in July 2013. The trial took place in April and May 2013. The court has not yet issued a decision. We do not anticipate a launch of a generic version of Ranexa by Lupin before the court has had an opportunity to issue its decision in the patent litigation. If necessary, we expect to have the opportunity to seek a preliminary injunction to prevent an unauthorized launch of a generic version of Ranexa by Lupin. If the court finds that none of the patents that protect our Ranexa formulation are infringed and/or that all are invalid and Lupin receives final approval of their product, Lupin will be able to launch generic version of our Ranexa product “at risk” upon issuance of that decision.
Adefovir disoproxil fumarate
In August 2010, we received notice that Sigmapharm Labs (Sigmapharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic adefovir dipivoxil. In the notice, Sigmapharm alleges that both of the patents associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm's manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit against Sigmapharm in U.S. District Court in New Jersey for infringement of our patents. As a result of the recent invalidation of the patents protecting entecavir, which is also approved for the treatment of chronic hepatitis B, and due to declining sales of Hepsera in the United States, in March 2013, we granted Sigmapharm a Covenant Not to Sue for the patents associated with Hepsera and filed a motion to dismiss all claims in the lawsuit. FDA may approve Sigmapharm's product whenever it finds that the product meets the requirements for approval. Once Sigmapharm obtains FDA approval of its product, it may launch its generic product.
One of the patents challenged by Sigmapharm was also challenged by Ranbaxy, Inc. (Ranbaxy) pursuant to a notice received in October 2010. The patent challenged by Ranbaxy expires in July 2018. We do not anticipate filing a lawsuit against Ranbaxy.
Tamiflu
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic oseltamivir phosphate. In the notice, Natco alleges that one of the patents associated with Tamiflu is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and F. Hoffmann-La Roche Ltd. (Roche) filed a lawsuit against Natco in U.S. District Court in New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reasons stated in Natco's notice letter. Natco has appealed this decision.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Ministry of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
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
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc.
In February 2012, we received notice that the U.S. Patent and Trademark Office (PTO) had declared an Interference between our U.S. Patent No. 7,429,572 and Idenix Pharmaceuticals, Inc.'s (Idenix) pending patent application no. 12/131868. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128. Idenix is attempting to claim a class of compounds, including these metabolites, in its pending patent application. In the course of this proceeding, both parties will be called upon to submit evidence of the date they conceived of their respective inventions. The Interference will determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the PTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications taught how to make the compounds in dispute. The Board also determined that we are entitled to the filing date of our earliest application. As a result, the Board determined that we were first to file the patent application on the compounds in dispute and we are therefore the “senior party” in the interference. In the second phase of the interference, the Board will determine who was first to invent the compounds. The party who is deemed first to invent will prevail in the Interference. Idenix bears the burden of establishing that despite its much later patent application filing date, they were nevertheless first to invent the compounds in dispute. In order to prove they were first to invent, Idenix must prove that it was first to conceive of a compound within the scope of those in dispute, namely that (1) the named inventors had identified the structure, a method of making and a use for a disputed compound and (2) that Idenix worked diligently from its earliest conception date until it made and tested the compound or filed its application in 2008.
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
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
Gilead (as successor to Pharmasset, Inc. (Pharmasset)) is a party to an October 29, 2004 collaboration agreement with Roche and Hoffman-La Roche Inc. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of chronic hepatitis C virus infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's demand in April 2013. We believe Roche's claim is without merit. However, if Roche were to successfully establish exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir could be adversely affected.
Contract Arbitration with Jeremy Clark
In March 2012, Jeremy Clark, a former employee of Pharmasset, which we acquired in January 2012, and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in Alabama District Court in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which were subsequently dismissed by the court. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which was denied by the court. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the Alabama Court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. In June 2013, the arbitration panel issued its decision in favor of Pharmasset (now Gilead) and Dr. Schinazi.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

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
During 2013, we have received, and we expect to continue to receive, a significant amount of data from clinical trials evaluating sofosbuvir, an investigational nucleotide analog we acquired through our purchase of Pharmasset, Inc. (Pharmasset), alone or in combination with other direct acting antivirals in hepatitis C virus (HCV)-infected individuals across all genotypes.
In April 2013, we filed a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) for sofosbuvir. The data submitted in this NDA support the use of sofosbuvir and ribavirin (RBV) as an all-oral therapy for patients with genotype 2 and 3 HCV infection, and of sofosbuvir in combination with RBV and peg-IFN for treatment-naïve patients with genotype 1, 4, 5 and 6 HCV infection. In May 2013, our marketing application for the use of sofosbuvir and RBV and sofosbuvir in combination with RBV and peg-IFN for the treatment of HCV in the same patient populations was validated by the European Medicines Agency (EMA). There is risk that the FDA and EMA may not approve sofosbuvir in a timely manner or at all, and that any marketing approval, if granted, may have significant limitations on their use.
In parallel, we are also advancing a fixed-dose combination of sofosbuvir/ledipasvir (formerly GS-5885) for the treatment of genotype 1 patients. Our NDA for the fixed dose combination of sofosbuvir/ledipasvir will be supported by two clinical trials. The first study, named ION-1, evaluates the fixed-dose combination of sofosbuvir/ledipasvir with and without RBV for either 12 or 24 weeks in treatment-naïve genotype 1 infected patients. In the second quarter of 2013, we completed enrollment of remaining patients in the ION-1 study to assess the fixed dose combination of sofosbuvir/ledipasvir. In March 2013, we also completed enrollment of patients in a Phase 3 study, named ION-2, evaluating the fixed-dose combination with RBV for 12 weeks and with and without RBV for 24 weeks of therapy among treatment-experienced genotype 1 HCV patients.
We are also conducting a Phase 2 study, named LONESTAR, evaluating sofosbuvir/ledipasvir for 12 weeks and sofosbuvir/ledipasvir with and without RBV for 8 weeks among genotype 1 treatment-naïve patients. Two additional arms in this trial will evaluate sofosbuvir/ledipasvir with and without RBV for 12 weeks among treatment-experienced genotype 1 patients who had previously received a protease inhibitor-containing regimen. Based on interim data from the Phase 2 LONESTAR study, in June 2013, we completed enrollment of patients in a Phase 3 study, named ION-3, evaluating the fixed-dose combination of sofosbuvir/ledipasvir for eight weeks with and without RBV and for 12 weeks without RBV in 600 non-

cirrhotic, treatment-naïve genotype 1 HCV-infected patients. We expect to file for marketing approval of the fixed-dose combination of sofosbuvir/ledipasvir for treatment-naïve and treatment-experienced genotype 1 patients in the second quarter of 2014.
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
We are currently dependent on sales of our products for the treatment of human immunodeficiency virus (HIV) infection, particularly Atripla and Truvada, to support our existing operations. Our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the quarter ended June 30, 2013, Atripla and Truvada product sales together were $1.75 billion, or 63% of our total revenues. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Stribild, Complera/Eviplera, Atripla and Truvada, for any number of reasons including, but not limited to, the following:

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

•
As generic HIV products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, we currently also expect competition from a generic version of Sustiva (efavirenz), a component of our Atripla, to be available in Europe and Canada in late 2013 and the United States in 2014, which may negatively impact sales of our HIV products.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues may be adversely affected.
If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in April 2013, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of bronchiectasis. In addition, our NDAs for elvitegravir for the treatment of HIV in treatment-experienced patients; cobicistat, a pharmacoenhancing or “boosting” agent, and sofosbuvir for the treatment of HCV may not be approved by the FDA, EMA or other foreign regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for the product, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products, including the fixed-dose combination of sofosbuvir/ledipasvir or idelalisib for the treatment of indolent non-Hodgkin's lymphoma in the currently anticipated timelines and marketing approval for the products may not be granted.
Because Congress did not agree to a package of tax and federal spending proposals on January 1, 2013, an automatic reduction in federal spending or “sequestration” took effect on March 1, 2013. Under sequestration, across-the-board cuts have been implemented, which may negatively effect the operations of governmental agencies, including the FDA. As a result, the FDA may be unable to review and approve NDAs in the currently anticipated timelines. Any significant delay in the timing of our anticipated product approvals may reduce our anticipated future revenue and earnings and could negatively affect our stock price.

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
A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In the United States, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. Given the current economic downturn, we have experienced a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. As a result of this shift, revenue growth may be lower than prescription growth. Effective March 1, 2013, an automatic reduction in federal spending or “sequestration” is in effect. Under sequestration, across-the-board cuts have been implemented which could reduce the amount of federal and state funds to support ADAP programs. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida's ADAP into industry-supported patient assistance programs. In prior quarters, because of the insufficiency of federal and state funds and as many states reduced eligibility criteria, we saw an increase in the number of patients on state ADAP wait lists, and we may see similar increases in future periods as a result of any reduction in federal and state ADAP support resulting from the sequestration. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.
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
Recently, many countries in the European Union have increased the amount of discounts required on our products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. For example, in June 2010, Spain imposed an incremental discount on all branded drugs and in August 2010, Germany increased the rebate on prescription pharmaceuticals. As generic drugs come to market, we may face price decreases for our products in some countries in the European Union. Further, cost containment pressures in the European Union, especially in Southern Europe, could lead to delays in the treatment of patients and also delay pricing approval, which could negatively impact the commercialization of new products.
Approximately 40% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.
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
In quarter ended June 30, 2013, approximately 79% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2012, our wholesalers increased their inventory levels for our antiviral products. In the first quarter of 2013, our wholesalers drew down on their inventory such that inventory levels for our antiviral products moved to the lower end of the contractual boundaries set by our inventory management agreements. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues

In addition, the non-retail sector in the United States, which includes government institutions, including state ADAPs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. Federal and state budget pressures, including sequestration, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand. For example, similar to first quarters of prior years, in the first quarter of 2013, we observed large non-retail purchases by a number of state ADAPs which exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds. Given the uncertainty about the timing and amount of federal funding for ADAP for the 2013 year, we expect to see reduced purchasing by ADAPs until the Ryan White Funds are fully communicated. As a result, we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the global economic downturn and budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.
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
We also face competition from generic HIV products. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and generic lamivudine is now available in the United States, Spain, Portugal and Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey, which resulted in an increase in the rebate for Viread in Turkey. We currently also expect competition from a generic version of Sustiva (efavirenz), a component of our Atripla, to be available in Europe and Canada in late 2013 and the United States in 2014, which may negatively impact sales of our HIV products. We also expect the launch of dolutegravir, an integrase inhibitor, in the fourth quarter of 2013 by GSK which could impact the sales of our HIV products.
For Viread and Hepsera for treatment of chronic hepatitis B virus (HBV), we compete primarily with products produced by GSK, Bristol-Myers Squibb Company (BMS) and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer. In addition, we are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of such formulations in Greece and Taiwan. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with a product produced by Actelion Pharmaceuticals US, Inc. and indirectly with pulmonary arterial hypertension products from United Therapeutics Corporation and Pfizer. Ranexa competes predominantly with generic compounds from three distinct classes of drugs, beta-blockers, calcium channel blockers and long-acting nitrates for the treatment of chronic angina in the United States. Cayston competes with a product marketed by Novartis. Tamiflu competes with products sold by GSK and generic competitors.
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
Our product Letairis, which was approved by the FDA in June 2007, is a member of a class of compounds called endothelin receptor antagonists which pose specific risks, including serious risks of birth defects. Because of these risks, Letairis is available only through the Letairis Education and Access Program (LEAP), a restricted distribution program intended to help physicians and patients learn about the risks associated with the product and assure appropriate use of the product. As the product is used by additional patients, we may discover new risks associated with Letairis which may result in changes to the distribution program and additional restrictions on the use of Letairis which may decrease demand for the product.
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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in April 2013, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of bronchiectasis. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including sofosbuvir and the fixed-dose combination of sofosbuvir/ledipasvir for the treatment of HCV; ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention and type II diabetes; and idelalisib for the treatment of chronic lymphocytic leukemia and indolent non-Hodgkin's lymphoma, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
Under our April 2002 licensing agreement with GSK, we gave GSK the right to control clinical and regulatory development and commercialization of Hepsera in territories in Asia, Africa and Latin America. These include major markets for Hepsera, such as China, Japan, Taiwan and South Korea. In November 2009, we entered into an agreement with GSK that provided GSK with exclusive commercialization rights and registration responsibilities for Viread for the treatment of chronic HBV in China. In October 2010, we granted similar rights to GSK in Japan and Saudi Arabia. The success of Hepsera and Viread for the treatment of chronic HBV in these territories depends almost entirely on the efforts of GSK. In this regard, GSK promotes Epivir-HBV/Zeffix, a product that competes with Hepsera and Viread for the treatment of chronic HBV. Consequently, GSK's marketing strategy for Hepsera and Viread for the treatment of chronic HBV may be influenced by its promotion of Epivir-HBV/Zeffix. We receive royalties from GSK equal to a percentage of GSK's net sales of Hepsera and Viread for the treatment of chronic HBV as well as net sales of GSK's Epivir-HBV/Zeffix. If GSK fails to devote sufficient resources to, or does not succeed in developing or commercializing Hepsera or Viread for the treatment of chronic HBV in its territories, our potential revenues in these territories may be substantially reduced.
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

Our success will depend to a significant degree on our ability to defend our patents and other intellectual property rights both domestically and internationally. We may not be able to obtain effective patents to protect our technologies from use by competitors and patents of other companies could require us to stop using or pay for the use of required technology.
Patents and other proprietary rights are very important to our business. Our success will depend to a significant degree on our ability to:

•	obtain patents and licenses to patent rights;

•	preserve trade secrets;

•	defend against infringement and efforts to invalidate our patents; and

•	operate without infringing on the intellectual property of others.
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
From time to time, we may become involved in disputes with inventors on our patents. For example, in March 2012, Jeremy Clark, a former employee of Pharmasset, which we acquired in January 2012, and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which were subsequently dismissed by the court. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which was denied by the court. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. In June 2013, the arbitration panel issued its decision in favor of Pharmasset (now Gilead) and Dr. Schinazi.
AbbVie Inc. (AbbVie) recently obtained United States Patent Nos. 8,466,159 and 8,492,386, which claim the use of a combination of sofosbuvir and ledipasvir for the treatment of HCV. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to combinations of sofosbuvir and ledipasvir. Certain of those applications were filed before AbbVie's recently issued patents. For this reason and others, we believe AbbVie's patents are invalid. Accordingly, we do not expect AbbVie's patents to block or delay the commercialization of our combination products.
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
Generic manufacturers have sought and may continue to seek FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in "Legal Proceedings" beginning on page 32 and risk factor entitled "Litigation with generic manufacturers has reduced and may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 46.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of others, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis. We own patents that claim sofosbuvir as a chemical entity and its metabolites. However, the existence of issued patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents which they may claim could be used to prevent or attempt to prevent us from commercializing the patented product candidates obtained from the Pharmasset acquisition. For example, we are aware of patents and patent applications owned by other parties that might be alleged to cover the use of sofosbuvir. If these other parties are successful in obtaining valid and enforceable patents, and establishing our infringement of those patents, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. If any license is needed it may not be available on commercially reasonable terms or at all.
In some instances, we may be required to defend our right to a patent on an invention through an Interference proceeding before the PTO. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. In February 2012, we received notice that the PTO had declared an Interference between our U.S. Patent No. 7,429,572 and Idenix Pharmaceuticals, Inc.'s (Idenix) pending patent application no. 12/131868. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128. Idenix is attempting to claim a class of compounds, including these metabolites, in its pending patent application. In the course of this proceeding, both parties will be called upon to submit evidence of the date they conceived of their respective inventions. The Interference will determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the PTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications taught how to make the compounds in dispute. The Board also determined that we are entitled to the filing date of our earliest application. As a result, the Board determined that we were first to file the patent application on the compounds in dispute and we are therefore the “senior party” in the interference. In the second phase of the interference, the Board will determine who was first to invent the compounds. The party who is deemed first to invent will prevail in the Interference. Idenix bears the burden of establishing that despite its much later patent application filing date, they were nevertheless first to invent the compounds in dispute. In order to prove they were first to invent, Idenix must prove that it was first to conceive of a compound within the scope of those in dispute, namely that (1) the named inventors had identified the structure, a method of making and a use for a disputed compound and (2) that Idenix worked diligently from its earliest conception date until it made and tested the compound or filed its application in 2008.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in April 2013, the FDA conducted an inspection of our Foster City facility and issued 483 Inspectional Observations, which noted deficiencies in documentation and validation of certain quality testing procedures and methods. As a result of the observations, the FDA delivered Complete Response Letters notifying us that it was unable to approve our NDAs for elvitegravir and cobicistat as standalone agents. There is a risk that we may be unable to remedy the deficiencies cited by the FDA in the Complete Response Letters on a timely basis and that our inability to address those deficiencies could adversely impact currently marketed products and regulatory approval of products in development, which could adversely impact our anticipated revenues and stock price. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the approval of such products in those countries.
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
Suppliers of key components and materials must be named in an NDA filed with the FDA, EMA or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would in turn decrease our revenues and harm our business. In addition, if delivery of material from our suppliers were interrupted for any reason, we may be unable to ship certain of our products for commercial supply or to supply our products in development for clinical trials. In addition, some of our products and the materials that we utilize in our operations are made at only one facility. For example, we manufacture certain drug product intermediates utilized in AmBisome exclusively at our facilities in San Dimas, California. In the event of a disaster, including an earthquake, equipment failure or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome to meet market needs.
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
As part of the approval process of some of our products, the FDA granted a New Chemical Entity exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be granted. Generic manufacturers may challenge the patents protecting products that have been granted exclusivity one year prior to the end of the exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an ANDA, the application form typically used by manufacturers seeking approval of a generic drug.
We received notices that generic manufacturers have submitted ANDAs to manufacture a generic version of Atripla, Truvada, Viread, Hepsera, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada. We expect to begin trial with some of the generic manufacturers in 2013. In April 2013, we and Teva Pharmaceuticals (Teva) reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Atripla, Truvada and Viread products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was filed and is under review with the Federal Trade Commission and Department of Justice. As a result of the recent invalidation of the patents protecting entecavir and due to declining sales of

Hepsera in the United States, in March 2013, we granted Sigmapharm Labs (Sigmapharm) a Covenant Not to Sue and filed a motion to dismiss all claims in the lawsuit in March 2013. Once Sigmapharm obtains FDA approval of its product it may elect to launch its generic product. The trial related to the U.S. patents associated with Ranexa took place in April and May 2013. The court has not yet issued a decision in that case. The trial related to two Canadian patents associated with Atripla, Truvada and Viread is currently scheduled for September 2013. The trial related to the U.S. patents protecting emtricitabine is scheduled to begin in October 2013.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Ministry of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
We face credit risks from our Southern European customers that may adversely affect our results of operations.
Our European product sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Portugal and Spain have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of June 30, 2013, our accounts receivable in these countries totaled approximately $891.2 million of which, $383.8 million were past due greater than 120 days and $135.4 million were past due greater than 365 days as follows (in thousands):

	June 30, 2013
	Greater than 120 days past due	Greater than 365 days past due
Italy	$82,610	$36,739
Spain	187,903	29,671
Portugal	90,326	65,683
Greece	22,949	3,261
Total	$383,788	$135,354
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Department of Justice investigation; Interference and litigation proceedings with Idenix; and arbitration with Roche beginning on page 34. The outcome of the lawsuits above, or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
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
Issuer Purchases of Equity Securities
In February 2013, our share repurchase program was suspended and as a result, no repurchases of shares were made during the three months ended June 30, 2013. As of June 30, 2013, we had repurchased $1.15 billion of our common stock under the January 2011 stock repurchase program with a remaining authorized amount of $3.85 billion available for repurchases under this program.
The table below summarizes our stock repurchase activity for the three months ended June 30, 2013 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	(1)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program	(1)
April 1 – April 30, 2013	29		$50.29	—		$3,847,868
May 1 – May 31, 2013	90		$52.96	—		$3,847,868
June 1 – June 30, 2013	29		$52.42	—		$3,847,868
Total	148	(2)	$52.33	—	(2)

(1)	In January 2011, we announced that our Board authorized a $5.00 billion stock repurchase program, which expires in January 2014.

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

(12)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(13)	10.29	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.30	Form of option agreements used under the 1991 Stock Option Plan

Exhibit Footnote	Exhibit Number	Description of Document
*(13)	10.31	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(15)	10.32	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(3)	10.33	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(16)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(17)	10.35	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(18)	10.36	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(19)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(20)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(17)	10.39	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(17)	10.40	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(17)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(18)	10.42	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*	10.44	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(21)	10.45	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(18)	10.46	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*	10.48	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(18)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)
*(19)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(20)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(22)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

Exhibit Footnote	Exhibit Number	Description of Document
*(23)	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013)

*(23)	10.54	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013)

*(24)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(18)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(25)	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(20)	10.58	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*	10.59	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*	10.60	Gilead Sciences, Inc. International Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(26)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(26)	10.62	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(26)	10.63	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(27)	10.64	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(22)	10.65	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(16)	10.66	Gilead Sciences, Inc. Corporate Bonus Plan

*(4)	10.67	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(28)	10.68	2013 Base Salaries for the Named Executive Officers

*(29)	10.69	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.70	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(14)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.72	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(30)	10.73
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(17)	10.74	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

Exhibit Footnote	Exhibit Number	Description of Document
(31)	10.75
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

(32)	10.76	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(30)	10.77	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

(30)	10.78	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(33)	10.79	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(34)	10.80	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(35)	10.81	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(36)	10.82
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(37)	10.83	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(37)	10.84
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(38)	10.85	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(39)	10.86	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(39)	10.87	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(39)	10.88	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(39)	10.89	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(40)	10.90	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(41)	10.91	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

(40)	10.92	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

Exhibit Footnote	Exhibit Number	Description of Document
(42)	10.93	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(42)	10.94
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30, 1999

(43)	10.95	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(34)	10.96	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(44)	10.97	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

(39)	10.98	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

+(23)	10.99
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

(45)	10.100	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(37)	10.101	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

(46)	10.102	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

(28)	10.103	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

(20)	10.104	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3, 2011

(33)	10.105	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

+(9)	10.106	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(10)	10.107	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(47)	10.108	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

(48)	10.109	Amendment No. 1, dated October 30, 2012, to the Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Footnote	Exhibit Number	Description of Document

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2013, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(28)	Information is included in Registrant's Current Report on Form 8-K filed on February 5, 2013, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference .

(36)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(40)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(41)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(42)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(43)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(44)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

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

+
Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 1, 2013	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2013	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
√(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(2)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

*(3)	3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 8, 2013

*(4)	3.2	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

*(5)	4.2
Indenture related to the Convertible Senior Notes due 2013 (2013 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

*(6)	4.3
Indenture related to the Convertible Senior Notes due 2014 (2014 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

*(6)	4.4
Indenture related to the Convertible Senior Notes due 2016 (2016 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

*(7)	4.5	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

*(7)	4.6	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

*(8)	4.7
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2014 Note, Form of 2016 Note, Form of 2021 Note, Form of 2041 Note)

*(9)	10.1	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

*(9)	10.2	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

*(10)	10.3	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

*(10)	10.4	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(10)	10.5	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

*(10)	10.6	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(10)	10.7	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

*(10)	10.8	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

*(10)	10.9	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

*(10)	10.10	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

Exhibit Footnote	Exhibit Number	Description of Document

*(11)	10.11	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

*(11)	10.12	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(11)	10.13	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

*(11)	10.14	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(11)	10.15	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

*(11)	10.16	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

*(11)	10.17	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

*(11)	10.18	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

*(11)	10.19	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

*(11)	10.20	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(11)	10.21	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

*(11)	10.22	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(11)	10.23	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

*(11)	10.24	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(11)	10.25	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

*(11)	10.26	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(12)	10.27
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

*(12)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(13)	10.29	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.30	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.31	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

Exhibit Footnote	Exhibit Number	Description of Document
*(15)	10.32	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(3)	10.33	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(16)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(17)	10.35	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(18)	10.36	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(19)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(20)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(17)	10.39	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(17)	10.40	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(17)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(18)	10.42	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*	10.44	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(21)	10.45	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(18)	10.46	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*	10.48	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(18)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)
*(19)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(20)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(22)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(23)	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013)

Exhibit Footnote	Exhibit Number	Description of Document
*(23)	10.54	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013)

*(24)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(18)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(25)	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(20)	10.58	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*	10.59	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*	10.60	Gilead Sciences, Inc. International Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(26)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(26)	10.62	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(26)	10.63	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(27)	10.64	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(22)	10.65	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(16)	10.66	Gilead Sciences, Inc. Corporate Bonus Plan

*(4)	10.67	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(28)	10.68	2013 Base Salaries for the Named Executive Officers

*(29)	10.69	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.70	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(14)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.72	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(30)	10.73
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(17)	10.74	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

(31)	10.75
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

Exhibit Footnote	Exhibit Number	Description of Document
(32)	10.76	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(30)	10.77	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

(30)	10.78	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(33)	10.79	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(34)	10.80	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(35)	10.81	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(36)	10.82
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(37)	10.83	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(37)	10.84
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(38)	10.85	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(39)	10.86	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(39)	10.87	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(39)	10.88	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(39)	10.89	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(40)	10.90	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(41)	10.91	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

(40)	10.92	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

(42)	10.93	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(42)	10.94
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30, 1999

Exhibit Footnote	Exhibit Number	Description of Document
(43)	10.95	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(34)	10.96	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(44)	10.97	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

(39)	10.98	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

+(23)	10.99
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

(45)	10.100	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(37)	10.101	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

(46)	10.102	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

(28)	10.103	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

(20)	10.104	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3, 2011

(33)	10.105	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

+(9)	10.106	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(10)	10.107	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(47)	10.108	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

(48)	10.109	Amendment No. 1, dated October 30, 2012, to the Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

Exhibit Footnote	Exhibit Number	Description of Document
101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2013, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(28)	Information is included in Registrant's Current Report on Form 8-K filed on February 5, 2013, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

(36)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(40)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(41)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(42)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(43)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(44)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

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

+
Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark pursuant to Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.