Form 10-Q
period 2013-09-30
GILEAD SCIENCES INC
filed 2013-10-31
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 18, 2013: 1,533,349,106

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, STRIBILD®, COMPLERA®, EVIPLERA®, TRUVADA®, VIREAD®, TYBOST®, HEPSERA®, EMTRIVA®, LETAIRIS®, RANEXA®, AMBISOME®, CAYSTON®, VISTIDE®, VOLIBRIS® and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM I.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,010,736	$1,803,694
Short-term marketable securities	79,758	58,556
Accounts receivable, net	1,971,926	1,751,388
Inventories	1,946,048	1,744,982
Deferred tax assets	239,287	262,641
Prepaid taxes	462,704	348,420
Prepaid expenses	148,407	102,364
Other current assets	109,195	84,302
Total current assets	6,968,061	6,156,347
Property, plant and equipment, net	1,133,032	1,100,259
Long-term portion of prepaid royalties	177,450	175,790
Long-term deferred tax assets	162,738	131,107
Long-term marketable securities	665,063	719,836
Intangible assets, net	12,034,457	11,736,393
Goodwill	1,188,157	1,060,919
Other long-term assets	139,470	159,187
Total assets	$22,468,428	$21,239,838

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,350,402	$1,327,339
Accrued government rebates	904,421	745,148
Accrued compensation and employee benefits	228,245	236,716
Income taxes payable	10,651	13,403
Other accrued liabilities	816,748	674,762
Deferred revenues	127,278	103,162
Current portion of long-term debt and other obligations, net	1,457,379	1,169,490
Total current liabilities	4,895,124	4,270,020
Long-term deferred revenues	25,398	20,532
Long-term debt, net	5,856,093	7,054,555
Long-term income taxes payable	119,589	115,822
Long-term deferred tax liabilities	118,660	10,190
Other long-term obligations	261,091	217,850
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600,000 shares authorized; 1,534,028 and 1,519,163 shares issued and outstanding	763	760
Additional paid-in capital	5,189,582	5,649,850
Accumulated other comprehensive loss	(42,070)	(45,615)
Retained earnings	5,735,335	3,704,744
Total Gilead stockholders’ equity	10,883,610	9,309,739
Noncontrolling interest	308,863	241,130
Total stockholders’ equity	11,192,473	9,550,869
Total liabilities and stockholders’ equity	$22,468,428	$21,239,838

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Product sales	$2,709,652	$2,357,978	$7,760,505	$6,887,560
Royalty revenues	69,779	63,915	310,700	216,126
Contract and other revenues	3,402	4,704	10,657	10,546
Total revenues	2,782,833	2,426,597	8,081,862	7,114,232
Costs and expenses:
Cost of goods sold	681,868	597,269	2,000,979	1,795,545
Research and development	546,244	465,831	1,567,778	1,320,286
Selling, general and administrative	406,860	319,583	1,186,147	1,095,209
Total costs and expenses	1,634,972	1,382,683	4,754,904	4,211,040
Income from operations	1,147,861	1,043,914	3,326,958	2,903,192
Interest expense	(73,949)	(89,322)	(233,744)	(275,010)
Other income (expense), net	5,777	(3,505)	2,222	(38,665)
Income before provision for income taxes	1,079,689	951,087	3,095,436	2,589,517
Provision for income taxes	294,473	280,052	824,892	774,877
Net income	785,216	671,035	2,270,544	1,814,640
Net loss attributable to noncontrolling interest	3,390	4,470	12,853	14,385
Net income attributable to Gilead	$788,606	$675,505	$2,283,397	$1,829,025
Net income per share attributable to Gilead common stockholders—basic	$0.51	$0.45	$1.50	$1.21
Shares used in per share calculation—basic	1,532,105	1,514,770	1,526,847	1,514,064
Net income per share attributable to Gilead common stockholders—diluted	$0.47	$0.43	$1.35	$1.17
Shares used in per share calculation—diluted	1,691,898	1,584,608	1,689,647	1,567,648

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$785,216	$671,035	$2,270,544	$1,814,640
Other comprehensive income:
Net foreign currency translation gain, net of tax	2,381	5,090	5,155	7,346
Available-for-sale securities:
Net unrealized gain, net of tax impact of $2,182, $(848), $2,310 and $(660)	4,316	1,476	4,082	1,146
Reclassifications to net income, net of tax impact of $(38), $1,396, $(79) and $849	(65)	2,429	(140)	32,979
Net change	4,251	3,905	3,942	34,125
Cash flow hedges:
Net unrealized loss, net of tax impact of $6,083, $3,180, $2,504 and $460	(82,453)	(67,674)	(3,371)	(9,084)
Reclassifications to net income, net of tax impact of $(358), $(1,760), $(610) and $(3,156)	3,380	(37,449)	(2,181)	(62,338)
Net change	(79,073)	(105,123)	(5,552)	(71,422)
Other comprehensive income (loss)	(72,441)	(96,128)	3,545	(29,951)
Comprehensive income	712,775	574,907	2,274,089	1,784,689
Comprehensive loss attributable to noncontrolling interest	3,390	4,470	12,853	14,385
Comprehensive income attributable to Gilead	$716,165	$579,377	$2,286,942	$1,799,074

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities:
Net income	$2,270,544	$1,814,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	76,046	60,488
Amortization expense	140,699	144,087
Stock-based compensation expense	180,293	151,598
Excess tax benefits from stock-based compensation	(168,728)	(64,955)
Tax benefits from employee stock plans	169,916	61,401
Deferred income taxes	(12,400)	21,374
Other	45,116	(2,037)
Changes in operating assets and liabilities:
Accounts receivable, net	(226,308)	160,831
Inventories	(216,650)	(224,742)
Prepaid expenses and other assets	(111,199)	(109,550)
Accounts payable	23,131	146,458
Income taxes payable	(87,081)	(75,674)
Accrued liabilities	265,765	397,831
Deferred revenues	29,057	7,238
Net cash provided by operating activities	2,378,201	2,488,988

Investing Activities:
Purchases of marketable securities	(254,657)	(1,148,751)
Proceeds from sales of marketable securities	226,291	130,463
Proceeds from maturities of marketable securities	57,556	25,975
Purchases of other investments	—	(25,000)
Acquisitions, net of cash acquired	(378,645)	(10,751,636)
Capital expenditures	(121,310)	(127,175)
Net cash used in investing activities	(470,765)	(11,896,124)

Financing Activities:
Proceeds from debt financing, net of issuance costs	—	2,144,733
Proceeds from convertible note hedges	1,257,869	—
Proceeds from issuances of common stock	240,671	350,264
Repurchases of common stock	(182,259)	(467,000)
Repayments of debt financing	(2,224,724)	(1,050,000)
Payments to settle warrants	(1,039,695)	—
Repayments of other long-term obligations	(58)	(2,167)
Excess tax benefits from stock-based compensation	168,728	64,955
Contributions from (distributions to) noncontrolling interest	80,586	32,412
Net cash provided by (used in) financing activities	(1,698,882)	1,073,197
Effect of exchange rate changes on cash	(1,512)	872
Net change in cash and cash equivalents	207,042	(8,333,067)
Cash and cash equivalents at beginning of period	1,803,694	9,883,777
Cash and cash equivalents at end of period	$2,010,736	$1,550,710

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Because the principal amount of the Convertible Notes will be settled in cash, only the conversion spread relating to the Convertible Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the Convertible Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion price of $22.54 for the May 2014 Notes and $22.71 for the May 2016 Notes. Warrants relating to the Convertible Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise price of $28.38 for the May 2014 Notes and $30.05 for the May 2016 Notes.
Our May 2013 Notes matured and as a result, we have only included their impact for the period they were outstanding on our net income per share calculations for the nine months ended September 30, 2013. Our common stock resulting from the assumed settlement of the conversion spread of the May 2013 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price of $19.05. Warrants related to our May 2013 Notes settled in August 2013 and as a result, we have only included their impact for the period they were outstanding on our net income per share calculation for the three and nine months ended September 30, 2013. The related warrants had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price of $26.95.
We have excluded stock options to purchase 0.1 million weighted-average shares of our common stock that were outstanding during the three months ended September 30, 2013, 0.9 million shares during the nine months ended September 30, 2013, 4.2 million shares during three months ended September 30, 2012 and 11.5 million shares during the nine months ended

September 30, 2012 in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Gilead	$788,606	$675,505	$2,283,397	$1,829,025
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	1,532,105	1,514,770	1,526,847	1,514,064
Effect of dilutive securities:
Stock options and equivalents	38,575	32,478	39,085	30,926
Conversion spread related to the May 2013 Notes	—	11,446	5,268	8,950
Conversion spread related to the May 2014 Notes	24,335	11,860	27,435	7,058
Conversion spread related to the May 2016 Notes	33,873	11,452	30,587	6,650
Warrants related to the Convertible Notes	63,010	2,602	60,425	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	1,691,898	1,584,608	1,689,647	1,567,648
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
As of September 30, 2013, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $939.9 million, of which $429.3 million were greater than 120 days past due and $179.9 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2013.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued an update to the existing standard for liabilities. The update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. For obligations for which the total amount is fixed at the reporting date, an entity will be required to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Such entities will also be required to disclose the nature, amount and other significant information about the obligations. This guidance will become effective for us beginning in the first quarter of 2014. We believe that the adoption of this update will not have a material impact on our Consolidated Financial Statements.

In July 2013, the FASB issued an update related to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance will become effective for us beginning in the first quarter of 2014. We believe that the adoption of this update will not have a material impact on our Consolidated Financial Statements.

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
The fair values of our Convertible Notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. The following table summarizes the carrying values and fair values of the Convertible Notes and senior unsecured notes (in thousands):

		September 30, 2013		December 31, 2012
Type of Borrowing	Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior	May 2013 Notes	$—	$—	$419,433	$815,297
Convertible Senior	May 2014 Notes	857,322	2,443,534	1,210,213	2,040,363
Convertible Senior	May 2016 Notes	1,168,117	3,464,641	1,157,692	2,110,938
Senior Unsecured	April 2021 Notes	993,567	1,079,470	992,923	1,146,990
Senior Unsecured	December 2014 Notes	749,631	765,015	749,394	772,650
Senior Unsecured	December 2016 Notes	699,268	738,171	699,095	748,902
Senior Unsecured	December 2021 Notes	1,247,644	1,336,600	1,247,428	1,420,725
Senior Unsecured	December 2041 Notes	997,866	1,111,730	997,810	1,252,090

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. Treasury securities	$160,274	$—	$—	$160,274	$81,903	$—	$—	$81,903
Money market funds	1,547,868	—	—	1,547,868	1,416,355	—	—	1,416,355
U.S. government agencies securities	—	146,778	—	146,778	—	248,952	—	248,952
Municipal debt securities	—	12,018	—	12,018	—	12,088	—	12,088
Corporate debt securities	—	366,682	—	366,682	—	352,718	—	352,718
Residential mortgage and asset-backed securities	—	78,319	—	78,319	—	82,732	—	82,732
Total debt securities	1,708,142	603,797	—	2,311,939	1,498,258	696,490	—	2,194,748
Derivatives	—	8,985	—	8,985	—	14,823	—	14,823
	$1,708,142	$612,782	$—	$2,320,924	$1,498,258	$711,313	$—	$2,209,571

Liabilities:
Contingent consideration	$—	$—	$252,502	$252,502	$—	$—	$205,060	$205,060
Derivatives	—	61,107	—	61,107	—	65,248	—	65,248
	$—	$61,107	$252,502	$313,609	$—	$65,248	$205,060	$270,308
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
Substantially all of our foreign currency derivatives contracts have maturities primarily over an 18-month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by Standard & Poor's, Moody's Investors Service, Inc. or Fitch, Inc. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered Rates (LIBOR) and swap rates. These inputs, where applicable, are at commonly quoted intervals.
Level 3 Inputs
As of September 30, 2013 and December 31, 2012, the only assets or liabilities that were measured using Level 3 inputs were contingent consideration liabilities. During 2012, we held auction rate securities and Greek government bonds which were measured at fair value using Level 3 inputs. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.
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
The potential contingent consideration payments required upon achievement of development or regulatory approval-based milestones related to our CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. acquisitions range from no payment if none of the milestones are achieved to an estimated maximum of $254.0 million (undiscounted), of which we had accrued $190.8 million as of September 30, 2013 and $159.3 million as of December 31, 2012. The remainder of the contingent consideration liabilities accrual as of September 30, 2013 and December 31, 2012 relates to potential future payments resulting from the acquisition of Arresto Biosciences, Inc. for royalty obligations on future sales once specified sales-based milestones are achieved.
The following table provides a rollforward of our contingent consideration liabilities, which are recorded as part of other long-term obligations in our Condensed Consolidated Balance Sheets (in thousands):

Balance at December 31, 2012	$205,060
Additions from new acquisitions	—
Net changes in valuation	47,442
Balance at September 30, 2013	$252,502

3.	AVAILABLE-FOR-SALE SECURITIES
The following table is a summary of available-for-sale debt securities recorded in cash and cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Treasury securities	$160,177	$191	$(94)	$160,274	$81,752	$151	$—	$81,903
Money market funds	1,547,868	—	—	1,547,868	1,416,356	—	—	1,416,356
U.S. government agencies securities	146,414	364	—	146,778	248,595	386	(29)	248,952
Municipal debt securities	12,022	3	(7)	12,018	12,062	33	(7)	12,088
Corporate debt securities	365,726	1,161	(205)	366,682	351,309	1,492	(84)	352,717
Residential mortgage and asset-backed securities	78,478	28	(187)	78,319	82,717	156	(141)	82,732
Total	$2,310,685	$1,747	$(493)	$2,311,939	$2,192,791	$2,218	$(261)	$2,194,748
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes the classification of the available-for-sale debt securities on our Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$1,567,118	$1,416,356
Short-term marketable securities	79,758	58,556
Long-term marketable securities	665,063	719,836
Total	$2,311,939	$2,194,748
Cash and cash equivalents in the table above exclude cash of $443.6 million as of September 30, 2013 and $387.3 million as of December 31, 2012.
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2013
	Amortized Cost	Fair Value
Less than one year	$1,646,748	$1,646,876
Greater than one year but less than five years	652,601	653,837
Greater than five years but less than ten years	—	—
Greater than ten years	11,336	11,226
Total	$2,310,685	$2,311,939

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross realized gains on sales	$269	$25	$652	$10,124
Gross realized losses on sales	$(166)	$(3,850)	$(433)	$(43,951)
The cost of securities sold was determined based on the specific identification method.
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
Debt securities:
U.S. Treasury securities	$(94)	$41,591	$—	$—	$(94)	$41,591
Municipal debt securities	(7)	9,168	—	—	(7)	9,168
Corporate debt securities	(205)	88,186	—	2,026	(205)	90,212
Residential mortgage and asset-backed securities	(67)	42,029	(120)	12,441	(187)	54,470
Total	$(373)	$180,974	$(120)	$14,467	$(493)	$195,441

December 31, 2012
Debt securities:
U.S. government agencies securities	$(29)	$26,306	$—	$—	$(29)	$26,306
Municipal debt securities	(7)	3,993	—	—	(7)	3,993
Corporate debt securities	(84)	72,722	—	—	(84)	72,722
Residential mortgage and asset-backed securities	(141)	36,415	—	—	(141)	36,415
Total	$(261)	$139,436	$—	$—	$(261)	$139,436
We held a total of 68 securities that were in an unrealized loss position as of September 30, 2013 compared to 47 securities as of December 31, 2012. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of September 30, 2013 and December 31, 2012, because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at September 30, 2013 will be reclassified to product sales within 12 months.
The cash flow effects of our derivatives contracts for the nine months ended September 30, 2013 and 2012 are included within net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $3.79 billion at September 30, 2013 and $3.39 billion at December 31, 2012.
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

	September 30, 2013
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$8,389	Other accrued liabilities	$52,385
Foreign currency exchange contracts	Other long-term assets	596	Other long-term obligations	8,687
Total derivatives designated as hedges		8,985		61,072
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	—	Other accrued liabilities	35
Total derivatives not designated as hedges		—		35
Total derivatives		$8,985		$61,107

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$14,556	Other accrued liabilities	$54,597
Foreign currency exchange contracts	Other long-term assets	142	Other long-term obligations	10,630
Total derivatives designated as hedges		14,698		65,227
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	125	Other accrued liabilities	21
Total derivatives not designated as hedges		125		21
Total derivatives		$14,823		$65,248
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Derivatives designated as hedges:
Net losses recognized in OCI (effective portion)	$(83,528)	$(70,855)	$(867)	$(7,730)
Net gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$(3,022)	$39,209	$2,791	$65,494
Net gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$1,105	$(1,688)	$881	$(8,444)
Derivatives not designated as hedges:
Net gains (losses) recognized in other income (expense), net	$(41,929)	$(31,973)	$(232)	$34,445
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on our Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2013 and 2012 no material amounts were recorded as a result of the discontinuance of cash flow hedges.
As of September 30, 2013 and December 31, 2012, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in thousands):

September 30, 2013
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$8,985	$—	$8,985	$(8,985)	$—	$—
Derivative liabilities	(61,107)	—	(61,107)	8,985	—	(52,122)

December 31, 2012
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$14,823	$—	$14,823	$(9,644)	$—	$5,179
Derivative liabilities	(65,248)	—	(65,248)	9,644	—	(55,604)

5.	ACQUISITION
YM BioSciences Inc.
We completed the acquisition of YM BioSciences Inc. (YM) for total consideration transferred of $487.6 million on February 8, 2013, at which time YM became a wholly-owned subsidiary of Gilead. YM was a drug development company primarily focused on advancing momelotinib (formally known as CYT387), an orally administered, once-daily candidate for hematologic cancers.
The purchase accounting was finalized during the third quarter of 2013. The fair values of acquired assets and assumed liabilities include primarily in-process research and development (IPR&D) of $362.7 million, goodwill of $127.2 million, deferred tax assets of $53.0 million with a full valuation allowance, deferred tax liabilities of $108.8 million, cash acquired of $108.9 million. Pro forma results of operations for the acquisition of YM have not been presented because this acquisition is not material to our consolidated results of operations. See Note 7, Intangible Assets and Goodwill for a description of the IPR&D acquired.

6.	INVENTORIES
Inventories are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$919,861	$826,545
Work in process	540,395	358,525
Finished goods	485,792	559,912
Total	$1,946,048	$1,744,982
The joint ventures formed by Gilead and BMS (See Note 8, Collaborative Arrangements), which are included in our Condensed Consolidated Financial Statements, held in inventory efavirenz active pharmaceutical ingredient which was purchased from BMS at BMS's estimated net selling price of efavirenz. The inventory totaled $1.34 billion as of September 30, 2013 and $1.26 billion as of December 31, 2012.

7.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the carrying amount of our intangible assets (in thousands):

	September 30, 2013	December 31, 2012
Indefinite-lived intangible assets	$11,348,900	$10,986,200
Finite-lived intangible assets	685,557	750,193
Total intangible assets	$12,034,457	$11,736,393

Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consisted primarily of the purchased IPR&D related to sofosbuvir from our acquisition of Pharmasset, Inc. (Pharmasset) in January 2012. We completed our acquisition of YM in February 2013. Of the total $487.6 million fair value of acquired assets and assumed liabilities for YM, we attributed $362.7 million to IPR&D related to momelotinib on our Condensed Consolidated Balance Sheet. The following table summarizes our indefinite-lived intangible assets (in thousands):

	September 30, 2013	December 31, 2012
Indefinite-lived intangible asset - Sofosbuvir	$10,720,000	$10,720,000
Indefinite-lived intangible asset - Momelotinib (formerly CYT387)	362,700	—
Indefinite-lived intangible assets - Other	266,200	266,200
Total	$11,348,900	$10,986,200
Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in thousands):

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - Ranexa	$688,400	$176,417	$688,400	$133,119
Intangible asset - Lexiscan	262,800	114,774	262,800	95,466
Other	42,995	17,447	42,995	15,417
Total	$994,195	$308,638	$994,195	$244,002
Amortization expense related to finite-lived intangible assets included primarily in cost of goods sold in our Condensed Consolidated Statements of Income totaled $21.3 million and $63.8 million for the three and nine months ended September 30, 2013, respectively, and $15.8 million and $47.5 million for the three and nine months ended September 30, 2012, respectively. The weighted-average amortization period for these intangible assets is approximately 11 years. As of September 30, 2013, the estimated future amortization expense associated with our intangible assets for the remaining three months of 2013 and each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2013 (remaining three months)	$21,545
2014	92,441
2015	97,673
2016	107,312
2017	116,137
2018	124,561
Total	$559,669
Goodwill
Upon completing the acquisition of YM, we attributed $127.2 million to goodwill on our Condensed Consolidated Balance Sheets. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2012	$1,060,919
Goodwill resulting from the acquisition of YM	127,238
Balance at September 30, 2013	$1,188,157

8.	COLLABORATIVE ARRANGEMENTS
From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or appropriate disclosure based on applicable guidance. For variable interest entities (VIEs), we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2013, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.
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
As of September 30, 2013 and December 31, 2012, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of September 30, 2013, total assets held by the joint venture were $2.06 billion and consisted primarily of cash and cash equivalents of $150.4 million, accounts receivable of $258.0 million and inventories of $1.66 billion; total liabilities were $1.27 billion and consisted primarily of accounts payable of $947.3 million and other accrued expenses of $319.4 million. As of December 31, 2012, total assets held by the joint venture were $1.95 billion and consisted primarily of cash and cash equivalents of $191.1 million, accounts receivable of $223.7 million and inventories of $1.54 billion; total liabilities were $1.32 billion and consisted primarily of accounts payable of $1.03 billion and other accrued expenses of $291.5 million. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets. Similarly, the assets held in the joint venture can be used only to settle obligations of the joint venture. Certain prior period amounts have been reclassified to conform to the current presentation.
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
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of September 30, 2013 and December 31, 2012, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.
The parties also formed a limited liability company to hold the marketing authorization for Atripla in Europe. We have primary responsibility for regulatory activities. In the major market countries, both parties have agreed to independently continue to use commercially reasonable efforts to promote Atripla.

9.	LONG-TERM OBLIGATIONS
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	September 30, 2013	December 31, 2012
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$—	$419,433
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	857,322	1,210,213
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,168,117	1,157,692
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	993,567	992,923
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,631	749,394
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,268	699,095
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,644	1,247,428
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,866	997,810
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	600,000	750,000
Total debt, net					$7,313,415	$8,223,988
Less current portion					1,457,322	1,169,433
Total long-term debt, net					$5,856,093	$7,054,555

Maturity of May 2013 Convertible Senior Notes
During the first half of 2013, a portion of the May 2013 Notes was converted and on May 1, 2013, the remainder of the notes matured. We repaid aggregate principal of $426.3 million. We also paid $714.0 million in cash related to the conversion spread of the notes, which represents the conversion value in excess of the principal amount, and received $714.0 million in cash from the convertible note hedges related to these notes. The warrants related to the May 2013 Notes settled in August 2013. We paid $1.04 billion to settle the warrants as the average market price of our common stock exceeded the warrants' exercise price.
Convertible Senior Notes
During the nine months ended September 30, 2013, a portion of the May 2014 Notes and May 2016 Notes was converted. We repaid $390.3 million of principal balance, primarily comprised of May 2014 Notes. We also paid $543.9 million in cash related to the conversion spread of the notes, which represents the conversion value in excess of the principal amount, and received $543.9 million in cash from the convertible note hedges related to these notes.
Credit Facility
During the first quarter of 2013, we repaid $150.0 million under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement bears interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the credit agreement. We may reduce the commitments and prepay the loan in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreement and note indentures and as of September 30, 2013, we were in compliance with all such covenants.

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
We received notices that generic manufacturers have submitted ANDAs to manufacture a generic version of Atripla, Truvada, Viread, Hepsera, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada. We filed lawsuits and trials took place, as described below, against some of the generic manufacturers in 2013. In April 2013, we and Teva Pharmaceuticals (Teva) reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Atripla, Truvada and Viread products in the United States. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law. In October 2013, the court’s dismissal of the case pursuant to the settlement agreement between the parties became final. A trial in the lawsuit against Teva related to the U.S. patents protecting emtricitabine in our Atripla and Truvada products was held in October 2013. The court has not yet issued a decision in this case.
As a result of the recent invalidation of the patents protecting entecavir, which is also approved for the treatment of chronic hepatitis B, and due to declining sales of Hepsera in the United States, in March 2013, we granted Sigmapharm Labs (Sigmapharm) a Covenant Not to Sue and filed a motion to dismiss all claims in the lawsuit in March 2013. In September 2013, the FDA issued final approval for Sigmapharm's generic product. The trial related to the U.S. patents associated with Ranexa took place in April and May 2013. In August 2013, the parties reached agreement to settle the patent litigation prior to issuance of the court’s decision. Under the agreement, subject to certain conditions, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law.
The trial related to two Canadian patents for tenofovir disoproxil fumarate associated with Atripla, Truvada and Viread took place in September 2013. The court has not yet issued a decision in this case.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Emtriva, and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Ministry of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations. An estimate of a possible loss or range of losses cannot be determined.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

11.	STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of goods sold	$1,823	$1,864	$6,296	$6,084
Research and development expenses	27,740	23,236	79,261	162,214
Selling, general and administrative expenses	33,010	29,364	94,736	177,237
Stock-based compensation expense included in total costs and expenses	62,573	54,464	180,293	345,535
Income tax effect	(15,997)	(15,022)	(47,958)	(41,253)
Stock-based compensation expense, net of tax	$46,576	$39,442	$132,335	$304,282
Total stock-based compensation for the nine months ended September 30, 2012 included $100.1 million in R&D expenses and $93.8 million in selling, general and administrative expenses related to the acceleration of unvested stock options in connection with the acquisition of Pharmasset, which closed during the first quarter of 2012.

12.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program
In August 2013, we resumed our share repurchase program which was suspended in February 2013. During the three months ended September 30, 2013, we repurchased a total of $100.0 million or 1.6 million shares of common stock under our January 2011 stock repurchase program. During the nine months ended September 30, 2013, we repurchased a total of $182.2 million or 3.7 million shares of common stock under the stock repurchase program.
Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated OCI by component, net of tax (in thousands):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1,420)	$7,502	$(51,697)	$(45,615)
Other comprehensive income (loss) before reclassifications	5,155	4,082	(3,371)	5,866
Amounts reclassified from accumulated other comprehensive income	—	(140)	(2,181)	(2,321)
Net current period other comprehensive income (loss)	5,155	3,942	(5,552)	3,545
Balance at September 30, 2013	$3,735	$11,444	$(57,249)	$(42,070)
For the three and nine months ended September 30, 2013, amounts reclassified from accumulated OCI to net income were not significant. Amounts reclassified for gains (losses) on cash flow hedges were recorded as part of product sales on our Condensed Consolidated Statements of Income. Amounts reclassified for unrealized gains (losses) on available-for-sale securities were recorded as part of other income (expense), net on our Condensed Consolidated Statements of Income.

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

Product sales consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Antiviral products:
Atripla	$899,669	$865,378	$2,714,850	$2,656,997
Truvada	813,652	804,190	2,321,673	2,348,386
Viread	231,555	214,909	692,075	622,016
Complera/Eviplera	210,736	99,297	547,608	224,386
Stribild	143,953	17,511	335,495	17,511
Hepsera	20,316	27,319	68,195	82,807
Emtriva	6,846	7,229	20,156	21,819
Total antiviral products	2,326,727	2,035,833	6,700,052	5,973,922
Letairis	135,072	105,054	381,436	293,976
Ranexa	115,815	95,066	318,698	273,822
AmBisome	97,812	87,448	258,224	255,865
Other products	34,226	34,577	102,095	89,975
Total product sales	$2,709,652	$2,357,978	$7,760,505	$6,887,560
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cardinal Health, Inc.	16%	18%	18%	19%
McKesson Corp.	16%	16%	16%	16%
AmerisourceBergen Corp.	15%	11%	13%	11%

14.	INCOME TAXES
Our income tax rates of 27.3% and 26.6% for the three and nine months ended September 30, 2013, respectively, differed from the U.S. federal statutory rate of 35% due primarily to the retroactive extension of the 2012 and 2013 federal research tax credit in January 2013 and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, partially offset by state taxes and our portion of the non-deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service (IRS) for the 2010, 2011 and 2012 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.

As of September 30, 2013, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $11 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.
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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2012 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Management Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we seek to improve the care of patients living with life-threatening diseases around the world. Gilead's primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as hepatitis B virus (HBV) and hepatitis C virus (HCV), serious respiratory and cardiovascular conditions, cancer and inflammation. Headquartered in Foster City, California, we have operations in North and South America, Europe and Asia-Pacific. We continue to add to our existing portfolio of products through our internal research and clinical development programs and through our product acquisition and in-licensing strategy.
Our portfolio of 16 marketed products is comprised of Stribild®, Complera®/Eviplera®, Atripla®, Truvada®, Viread®, Tybost®, Hepsera®, Emtriva®, Letairis®, Ranexa®, AmBisome®, Cayston®, Vistide®, Tamiflu®, Lexiscan®and Macugen®. We have U.S. and international commercial sales operations, with marketing subsidiaries in North and South America, Europe and Asia-Pacific. In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the third quarter of 2013, our product sales increased 15% compared to the same quarter in 2012, and we continued to advance our product pipeline across our therapeutic areas. We believe the combination of our existing internal research programs, acquisitions and partnerships will allow us to continue to bring innovative therapies to individuals who are living with unmet medical needs. During the quarter, we made the following announcements:

HIV Program

•
We announced results from a Phase 2 study (Study 102) evaluating an investigational once-daily single tablet regimen (STR) of elvitegravir 150 mg/cobicistat 150 mg/emtricitabine 200 mg/tenofovir alafenamide 10 mg for the treatment of HIV-1 infection. At 48 weeks, the regimen was found to be similar to Stribild based on the percentage of patients with HIV RNA levels less than 50 copies/mL and was associated with more favorable renal and bone safety markers. These results were presented at the 53rd Interscience Conference on Antimicrobial Agents and Chemotherapy in Denver.

•
The European Commission granted marketing authorization for once-daily Tybost (cobicistat 150 mg tablets), a pharmacokinetic enhancer that boosts blood levels of certain HIV medicines. Tybost is indicated as a boosting agent for the HIV protease inhibitors atazanavir 300 mg once daily and darunavir 800 mg once daily as part of antiretroviral combination therapy in adults with HIV-1 infection. This approval allows for the marketing of Tybost in all 28 countries of the European Union.

Oncology Program

•
We submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for marketing approval to support the use of idelalisib, an investigational, targeted, oral inhibitor of PI3K delta, for the treatment of indolent non-Hodgkin’s lymphoma (iNHL) for patients with iNHL that is refractory (non-responsive) to rituximab and to alkylating-agent-containing chemotherapy.

Acquisition
We completed the acquisition of YM BioSciences Inc. (YM) for total consideration transferred of $487.6 million on February 8, 2013, at which time YM became a wholly-owned subsidiary of Gilead. YM was a drug development company primarily focused on advancing momelotinib (formally known as CYT387), an orally administered, once-daily candidate for hematologic cancers.
The purchase accounting was finalized during the third quarter of 2013. The fair values of acquired assets and assumed liabilities include primarily in-process research and development (IPR&D) of $362.7 million, goodwill of $127.2 million, deferred tax assets of $53.0 million with a full valuation allowance, deferred tax liabilities of $108.8 million and cash acquired of $108.9 million. Pro forma results of operations for the acquisition of YM have not been presented because this acquisition is not material to our consolidated results of operations. See Note 7, Intangible Assets and Goodwill in our Notes to Condensed Consolidated Financial Statements for a description of the IPR&D acquired.
Sofosbuvir
In January 2012, we acquired Pharmasset. Through the acquisition, we acquired sofosbuvir (formerly known as GS-7977). During the second quarter of 2013, we filed an NDA with the FDA for the approval of sofosbuvir, a once-daily oral nucleotide analogue inhibitor for the treatment of chronic HCV infection. The FDA granted priority review status and has set a target review date under the Prescription Drug User Fee Act (PDUFA) of December 8, 2013. The NDA is supported primarily by results from four Phase 3 studies (NEUTRINO, FISSION, POSITRON and FUSION) evaluating sofosbuvir in nearly 1,000 patients with HCV as part of an all-oral 12-week or 16-week treatment regimen in combination with ribavirin (RBV) in genotypes 2 and 3, or with RBV and pegylated interferon for 12 weeks in genotypes 1, 4, 5 and 6.
In October 2013, the Antiviral Drugs Advisory Committee of the FDA, voted unanimously to support the approval of sofosbuvir in combination with RBV for the treatment of chronic HCV in adult patients with genotype 2 and 3 infection and sofosbuvir in combination with pegylated interferon and RBV for the treatment of chronic HCV in treatment-naïve adult patients with genotype 1 and 4 infection. The recommendations of the Advisory Committee are not binding, but will be considered by the FDA as the agency completes its review of our NDA for sofosbuvir.
Financial Highlights
During the third quarter of 2013, total revenues increased 15% to $2.78 billion, compared to $2.43 billion in the third quarter of 2012, driven by higher underlying demand across all therapeutic areas, primarily the continued uptake of our STR products. Total product sales were $2.71 billion for the third quarter of 2013, an increase of 15% compared to the same period in 2012, driven by growth in our antiviral franchise, which increased 14% to $2.33 billion. Cardiovascular product sales, which include Letairis and Ranexa, totaled $250.9 million for the third quarter of 2013, an increase of 25% compared to the same period in 2012.

Research and development (R&D) expenses increased 17% to $546.2 million for the third quarter of 2013 compared to the same period in 2012 due to the progression of our clinical studies, particularly in oncology and HIV. SG&A expenses increased 27% to $406.9 million for the third quarter of 2013 compared to the same period in 2012, due to the ongoing growth and expansion of our business.
Net income attributable to Gilead for the third quarter of 2013 increased 17% to $788.6 million or $0.47 per diluted share, compared to the same period in 2012, due to an increase in total revenues driven by underlying demand for our products, partially offset by the increase in R&D and SG&A expenses.
As of September 30, 2013, cash, cash equivalents and marketable securities totaled $2.76 billion, an increase of $173.5 million compared to December 31, 2012. During the nine months ended September 30, 2013, we generated $2.38 billion of operating cash flows, paid $1.04 billion to settle the warrants related to our convertible senior notes due in May 2013 (May 2013 Notes), repaid $966.9 million in debt, net of proceeds from convertible note hedges, and utilized $378.6 million for the acquisition of YM, net of cash acquired.
Results of Operations
Total Revenues
Total revenues include product sales, royalty revenues, and contract and other revenues. Total revenues for the three months ended September 30, 2013 were $2.78 billion, up 15% compared to $2.43 billion for the same period in 2012. Total revenues for the nine months ended September 30, 2013 were $8.08 billion, up 14% compared to $7.11 billion in the same period in 2012. Increases in total revenues for both periods were driven by growth in product sales.
Product Sales
Total product sales were $2.71 billion for the three months ended September 30, 2013, an increase of 15% compared to the same period in 2012. Total product sales were $7.76 billion for the nine months ended September 30, 2013, an increase of 13% compared to the same period in 2012. Increases in product sales for both periods were driven primarily by an increase in antiviral and cardiovascular product sales.
Product sales in the United States increased by 20% and 17% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, driven by higher underlying demand for our new STR products, specifically Stribild and Complera.
Approximately 40% of our product sales are generated outside of the United States and as a result, we face exposure to adverse movements in foreign currency exchange rates, primarily in Euro. We used foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact of $17.5 million on our product sales for the three months ended September 30, 2013 and an unfavorable impact of $45.6 million on our product sales for the nine months ended September 30, 2013 compared to the same periods in 2012.
Product sales in Europe increased by 5% and 6% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, driven primarily by sales growth in our antiviral products, specifically Eviplera. Foreign currency exchange, net of hedges, had an unfavorable impact of $13.8 million and $41.3 million on our European product sales for the three and nine months ended September 30, 2013 compared to the same periods in 2012.
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

The following table summarizes the period over period changes in our product sales (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Antiviral products:
Atripla	$899,669	$865,378	4%	$2,714,850	$2,656,997	2%
Truvada	813,652	804,190	1%	2,321,673	2,348,386	(1)%
Viread	231,555	214,909	8%	692,075	622,016	11%
Complera/Eviplera	210,736	99,297	112%	547,608	224,386	144%
Stribild	143,953	17,511	722%	335,495	17,511	1,816%
Hepsera	20,316	27,319	(26)%	68,195	82,807	(18)%
Emtriva	6,846	7,229	(5)%	20,156	21,819	(8)%
Total antiviral products	2,326,727	2,035,833	14%	6,700,052	5,973,922	12%
Letairis	135,072	105,054	29%	381,436	293,976	30%
Ranexa	115,815	95,066	22%	318,698	273,822	16%
AmBisome	97,812	87,448	12%	258,224	255,865	1%
Other	34,226	34,577	(1)%	102,095	89,975	13%
Total product sales	$2,709,652	$2,357,978	15%	$7,760,505	$6,887,560	13%
Antiviral Products
Antiviral product sales increased by 14% and 12% for the three and nine months ended September 30, 2013 compared to the same period in 2012 which reflects higher underlying demand for our new STR products, specifically Stribild and Complera/Eviplera.

•	Atripla
Atripla sales increased by 4% for the three months ended September 30, 2013 compared to the same period in 2012, due primarily to an increase in the average net selling price. Also contributing to the increase was sales volume in Latin America and the United States. Atripla sales increased 2% for the nine months ended September 30, 2013 compared to the same periods in 2012, due to an increase in the average net selling price. Atripla sales accounted for 39% and 41% of our total antiviral product sales for the three and nine months ended September 30, 2013, respectively. The efavirenz component of Atripla, which has a gross margin of zero, comprised $334.7 million of our Atripla sales for the three months ended September 30, 2013 and $1.01 billion for the nine months ended September 30, 2013. For the three months ended September 30, 2012, the efavirenz component of Atripla comprised $316.9 million of our Atripla sales and $976.8 million for the nine months ended September 30, 2012.
A generic version of Bristol-Myers Squibb Company's Sustiva (efavirenz), a component of our Atripla, was made available in Canada during the third quarter of 2013 and will be made available in Europe in late 2013 and in the United States in 2015. As a result, we may start to observe increased pricing pressure from competition on our future Atripla sales.

•	Truvada
Truvada sales increased by 1% for the three months ended September 30, 2013 compared to the same period in 2012, due to sales volume in Latin America and the United States. Truvada sales decreased by 1% for the nine months ended September 30, 2013 compared to the same period in 2012, due to a decrease in sales volume, partially offset by an increase in the average net selling price during the second quarter of 2013. During the first quarter of 2013, we experienced declines in wholesaler and sub-wholesaler inventories in the United States. Truvada sales accounted for 35% of our total antiviral product sales for both the three and nine months ended September 30, 2013.

•	Complera/Eviplera
Complera/Eviplera sales increased by 112% for the three months ended September 30, 2013 compared to the same period in 2012, due primarily to sales volume in Europe. Complera/Eviplera sales increased by 144% for the nine months ended September 30, 2013 compared to the same period in 2012, due primarily to sales volume in the United States.

•	Stribild
Sales of Stribild were $144.0 million, an increase of 722% for the three months ended September 30, 2013 and $335.5 million, an increase of 1,816% for the nine months ended September 30, 2013. The increase was due to sales volume in the United States. Stribild was approved in the United States in August 2012 and in Europe in May 2013.
Cardiovascular Products
Cardiovascular product sales increased 25% and 23% during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due primarily to increases in underlying demand. During the three months ended September 30, 2013, sales of Letairis increased by 29% and 30% during the nine months ended September 30, 2013 compared to the same periods in 2012. During the three months ended September 30, 2013, sales of Ranexa increased by 22% and 16% during the nine months ended September 30, 2013 compared to the same periods in 2012.
Royalty Revenues
The following table summarizes the period over period changes in our royalty revenues (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Royalty revenues	$69,779	$63,915	9%	$310,700	$216,126	44%
Royalty revenues increased 9% for the three months ended September 30, 2013 compared to the same period in 2012, due to higher Volibris royalty revenues from GlaxoSmithKline Inc. Royalty revenues increased 44% for the nine months ended September 30, 2013 compared to the same period in 2012, due to higher royalty revenues from F. Hoffmann-La Roche Ltd (Roche) as a result of an increase in the number of patients treated for influenza with Tamiflu. Sequentially, royalty revenues for the three months ended September 30, 2013 decreased $36.7 million or 34% compared to the three months ended June 30, 2013 due primarily to seasonality in the royalty revenues from Roche for Tamiflu. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which the corresponding sales occur.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period over period changes in our product sales (in thousands), cost of goods sold (in thousands) and product gross margin:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Total product sales	$2,709,652	$2,357,978	15%	$7,760,505	$6,887,560	13%
Cost of goods sold	$681,868	$597,269	14%	$2,000,979	$1,795,545	11%
Product gross margin	75%	75%		74%	74%
Product gross margin remained essentially flat as a percentage of total product sales for the three and nine months ended September 30, 2013 when compared to the same periods in 2012.
Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentages)	2013	2012	Change	2013	2012	Change
Research and development	$546,244	$465,831	17%	$1,567,778	$1,320,286	19%
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
R&D expenses for the three months ended September 30, 2013 increased by $80.4 million or 17% compared to the same period in 2012, due to $68.0 million related to an increase in clinical studies and $32.0 million related to personnel and infrastructure expenses to support a larger number of Phase 2 and 3 programs in oncology and Phase 3 programs in HIV. This increase was partially offset by a $28.8 million decrease in the estimated value of our contingent consideration liabilities related to the development of acquired compounds.
R&D expenses for the nine months ended September 30, 2013 increased by $247.5 million or 19% compared to the same period in 2012, due to a $244.2 million related to an increase in clinical studies and $97.3 million related to personnel and infrastructure expenses to support a larger number of Phase 2 and 3 programs in oncology and liver disease. These increases were partially offset by a $100.1 million decrease in stock-based compensation expense related to our acquisition of Pharmasset Inc. (Pharmasset) in January 2012. We expect R&D expenses to increase through the remainder of 2013 due to the continued progression of our clinical studies.
Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentages)	2013	2012	Change	2013	2012	Change
Selling, general and administrative	$406,860	$319,583	27%	$1,186,147	$1,095,209	8%
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
SG&A expenses for the three months ended September 30, 2013 increased by $87.3 million or 27%, compared to the same period in 2012, due to a $72.8 million increase in headcount related and other expenses to support the ongoing growth and expansion of our business and a $15.0 million increase in bad debt expense.
SG&A expenses for the nine months ended September 30, 2013 increased by $90.9 million or 8%, compared to the same period in 2012, due to a $143.1 million increase in headcount related and other expenses to support the ongoing growth of our business and a $23.0 million increase in bad debt expense. In the second quarter of 2012, we recorded a net reduction in bad debt expense of $15.2 million following a factoring arrangement where we sold accounts receivable balances in Spain. The total increase in SG&A expenses was also partially offset by an $82.5 million decrease in stock-based compensation expense, which included $98.0 million in stock-based compensation related to our acquisition of Pharmasset in January 2012. Included in SG&A expenses is the pharmaceutical excise tax, which we estimate our portion to be $100-$120 million in 2013 compared to approximately $85 million in 2012.
Interest Expense
Interest expense for the three months ended September 30, 2013 was $73.9 million, a decrease of $15.4 million compared to the same period in 2012. Interest expense for the nine months ended September 30, 2013 was $233.7 million, a decrease of $41.3 million compared to the same period in 2012. The decreases for both periods were due primarily to the repayment of the May 2013 Notes and the repayment of revolving credit facilities.
Other Income (Expense), Net
Other income (expense), net for the three months ended September 30, 2013 and 2012 was not significant for both periods. Other income (expense), net for the nine months ended September 30, 2013 was net income of $2.2 million compared to a net expense of $(38.7) million for the same period in 2012, which included a $40.1 million loss on Greek bonds related to Greece's restructuring of its sovereign debt.
Provision for Income Taxes
Our provision for income taxes was $294.5 million and $824.9 million for the three and nine months ended September 30, 2013, respectively, compared to $280.1 million and $774.9 million for the same periods in 2012, respectively. Our effective tax rates were 27.3% and 26.6% for the three and nine months ended September 30, 2013, respectively, compared to 29.4% and 29.9% for the same periods in 2012, respectively. The effective tax rates for the three and nine months ended September 30,

2013 were lower than the effective tax rates for the same periods in 2012 as a result of the retroactive extension of the 2012 and 2013 federal research tax credit in January 2013 and the stock-based compensation expense related to the Pharmasset acquisition for which we receive no tax benefit in the first quarter of 2012, offset by lower earnings from non-U.S. subsidiaries that are considered indefinitely reinvested.
The effective tax rates for the three and nine months ended September 30, 2013 differed from the U.S. federal statutory rate of 35% due primarily to the retroactive extension of the 2012 and 2013 federal research tax credit in January 2013 and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, partially offset by state taxes and our portion of the non-deductible pharmaceutical excise tax. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries. In January 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012 which retroactively reinstated the federal research tax credit for 2012 and 2013. As a result, our income tax provision for the first quarter of 2013 included a discrete tax benefit related to the federal research tax credit for 2012.
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	September 30, 2013	December 31, 2012
Cash, cash equivalents and marketable securities	$2,755,557	$2,582,086
Working capital	$2,072,937	$1,886,327

	Nine Months Ended
	September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$2,378,201	$2,488,988
Investing activities	$(470,765)	$(11,896,124)
Financing activities	$(1,698,882)	$1,073,197
Cash, Cash Equivalents and Marketable Securities
As of September 30, 2013, cash, cash equivalents and marketable securities totaled $2.76 billion, an increase of $173.5 million or 7% from December 31, 2012. During the nine months ended September 30, 2013, we generated $2.38 billion in cash flows from operations, paid $1.04 billion for the warrants related to our May 2013 Notes that settled in August 2013, repaid $966.9 million in debt, net of proceeds from convertible note hedges, and utilized $378.6 million for the acquisition of YM, net of cash acquired.
Of the total cash, cash equivalents and marketable securities at September 30, 2013, approximately $1.46 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $2.07 billion at September 30, 2013. The increase of $186.6 million in working capital from December 31, 2012 was due to an increase in accounts receivable, cash and cash equivalents, and inventories, partially offset by an increase in the current portion of long-term debt, net and accrued government rebates.
Cash Provided by Operating Activities
Cash provided by operating activities of $2.38 billion for the nine months ended September 30, 2013 consisting primarily of net income of $2.27 billion, adjusted for non-cash items such as $216.7 million of depreciation and amortization expenses and $180.3 million of stock-based compensation expenses. This was partially offset by $323.3 million of net cash outflow related to changes in operating assets and liabilities.

Cash provided by operating activities of $2.49 billion for the nine months ended September 30, 2012 consisting primarily of net income of $1.81 billion, adjusted for non-cash items such as $204.6 million of depreciation and amortization expenses and $151.6 million of stock-based compensation expenses. Additionally, net cash inflow related to changes in operating assets and liabilities contributed $302.4 million. Cash provided by operations included the impact of $349.7 million of proceeds from the sale of accounts receivable balances in Spain in June 2012.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2013 was $470.8 million, consisting primarily of $378.6 million used in our acquisition of YM, net of the cash acquired.
Cash used in investing activities for the nine months ended September 30, 2012 was $11.90 billion, consisting primarily of $10.75 billion used in our acquisition of Pharmasset, net of stock-based compensation expense and cash acquired, and a use of $992.3 million in net purchases of marketable securities.
We expect our investment in capital expenditures to increase due to the construction of new facilities through 2013 and into 2014 as we continue to expand and grow our business.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities for the nine months ended September 30, 2013 was $1.70 billion, consisting primarily of $2.22 billion used to repay debt financing which includes the maturity of our May 2013 Notes, the conversions of our convertible senior notes due in May 2014 and May 2016 (May 2014 Notes and May 2016 Notes) and $1.04 billion for the warrants related to our May 2013 Notes that settled in August 2013. This cash used was partially offset by net proceeds of $1.26 billion related to our convertible note hedges and proceeds of $240.7 million from issuances of common stock under our employee stock plans.
Cash provided by financing activities for the nine months ended September 30, 2012 was $1.07 billion, consisting primarily of net proceeds of $2.14 billion from the issuance of bank debt in conjunction with the Pharmasset acquisition and proceeds of $350.3 million from issuances of common stock under our employee stock plans. The cash proceeds were partially offset by the $1.05 billion used to repay bank debt during the quarter and $467.0 million used to repurchase our common stock under our January 2011 stock repurchase program.
Long-Term Obligations
The following is a summary of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	September 30, 2013	December 31, 2012
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$—	$419,433
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	857,322	1,210,213
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,168,117	1,157,692
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	993,567	992,923
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,631	749,394
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,268	699,095
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,644	1,247,428
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,866	997,810
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	600,000	750,000
Total debt, net					$7,313,415	$8,223,988
Less current portion					1,457,322	1,169,433
Total long-term debt, net					$5,856,093	$7,054,555
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
The Five-Year Revolving Credit Agreement contains customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loan bears interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the credit agreement. We may reduce the commitments and prepay the loan in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreement and note indentures and as of September 30, 2013, we were in compliance with all such covenants.
Maturity of May 2013 Convertible Senior Notes
During the first half of 2013, a portion of the May 2013 Notes was converted and on May 1, 2013, the remainder of the notes matured. We repaid aggregate principal balance of $426.3 million. We also paid $714.0 million in cash related to the conversion spread of the notes, which represents the conversion value in excess of the principal amount, and received $714.0 million in cash from the convertible note hedges related to these notes. The warrants related to the May 2013 Notes expired in August 2013. We paid $1.04 billion to settle the warrants as the average market price of our common stock exceeded the warrants' exercise price.
Convertible Senior Notes
During the nine months ended September 30, 2013, a portion of the May 2014 Notes and May 2016 Notes was converted. We repaid $390.3 million of principal balance, primarily comprised of May 2014 Notes. We also paid $543.9 million in cash related to the conversion spread of the notes, which represents the conversion value in excess of the principal amount, and received $543.9 million in cash from the convertible note hedges related to these notes.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued an update to the existing standard for liabilities. The update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. For obligations for which the total amount is fixed at the reporting date, an entity will be required to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Such entities will also be required to disclose the nature, amount and other significant information about the obligations. This guidance will become effective for us beginning in the first quarter of 2014. We believe that the adoption of this update will not have a material impact on our Consolidated Financial Statements.
In July 2013, the FASB issued an update related to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance will become effective for us beginning in the first quarter of 2014. We believe that the adoption of this update will not have a material impact on our Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.
As of September 30, 2013, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $939.9 million, of which $429.3 million were past due greater than 120 days and $179.9 million were past due greater than 365 days. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2013. However, we will continue to monitor the European economic environment for collectability issues related to our outstanding receivables.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2013 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2013.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation with Generic Manufacturers
Tenofovir Disoproxil Fumarate, Emtricitabine and Fixed-dose Combination of Emtricitabine, Tenofovir Disoproxil Fumarate and Efavirenz
In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In December 2008, we filed a lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court in New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to generic versions of our Atripla and Truvada products. In the notice related to Teva's ANDA for a generic version of Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In the notice related to Teva's ANDA for a generic version of Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In March 2010, we filed lawsuits against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, Bristol-Myers Squibb Company and Merck & Co. (Merck), Inc. filed a lawsuit against Teva for infringement of the patents related to efavirenz. Because we filed our lawsuits within the requisite 45-day period provided in the Hatch Waxman Act, there were stays preventing FDA approval of Teva's ANDAs for 30 months or until a district court decision adverse to the patents. The 30-month stay for all three Teva ANDAs expired in July 2012. In April 2013, we and Teva reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Atripla, Truvada and Viread products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law. On October 1, 2013, the court’s dismissal of the case pursuant to the settlement agreement between the parties became final. A trial in the lawsuit against Teva related to the U.S. patents protecting emtricitabine in our Atripla and Truvada products was held in October 2013. The court has not yet issued a decision in this case.
In November 2011, we received notice that Teva submitted an abbreviated new drug submission (ANDS) to the Canadian Ministry of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva in Canadian Federal Court seeking an order of prohibition against approval of this ANDS. A hearing on the contested issues took place September 2013. The court has not yet issued a decision in the case. If we are unsuccessful in obtaining the order of prohibition and Teva receives approval of their product, Teva will be able to launch generic version of our Truvada product “at risk” before expiry of our patents upon approval of their ANDS.
In December 2011, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck's patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In February 2012, we filed a lawsuit against Teva in Canadian Federal Court seeking an order of prohibition against approval of this ANDS. A hearing on the contested issues related to the patents for tenofovir disoproxil fumarate took place September 2013. The court has not yet issued a decision in this case.
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
In August 2012, we received notice that Teva submitted an ANDS to the Canadian Ministry of Health requesting permission to manufacture and market a generic version of Viread. In the notice, Teva alleges that two patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Viread. In September 2012, we filed a lawsuit against Teva in Canadian Federal Court seeking an order of prohibition against approval of this ANDS. Also in August 2012, Teva filed an Impeachment Action in Canadian Federal Court seeking invalidation of our two Canadian patents associated with Viread. We are currently defending that Impeachment Action. If we are unsuccessful in obtaining the order of prohibition in connection with Teva's ANDS for Truvada, Teva will be able to launch a generic version of our Truvada and Viread products “at risk” before expiry of our Canadian patents, assuming their generic product is approved. A hearing on the contested issues took place in September 2013. The court has not yet issued a decision in this case.
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
Ranolazine
In June 2010, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of sustained release ranolazine. In the notice, Lupin alleged that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin in U.S. District Court in New Jersey for infringement of our patents for Ranexa. The trial took place in April and May 2013. In August 2013, the parties reached agreement to settle the patent litigation prior to issuance of the court’s decision. Under the agreement, subject to certain conditions, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law.
Adefovir disoproxil fumarate
In August 2010, we received notice that Sigmapharm Labs (Sigmapharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic adefovir dipivoxil. In the notice, Sigmapharm alleges that both of the patents associated with Hepsera are invalid, unenforceable and/or will not be infringed by Sigmapharm's manufacture, use or sale of a generic version of Hepsera. In September 2010, we filed a lawsuit against Sigmapharm in U.S. District Court in New Jersey for infringement of our patents. As a result of the recent invalidation of the patents protecting entecavir, which is also approved for the treatment of chronic hepatitis B, and due to declining sales of Hepsera in the United States, in March 2013, we granted Sigmapharm a Covenant Not to Sue for the patents associated with Hepsera and filed a motion to dismiss all claims in the lawsuit. In September 2013, the FDA issued final approval for Sigmapharm's generic product.
One of the patents challenged by Sigmapharm was also challenged by Ranbaxy, Inc. (Ranbaxy) pursuant to a notice received in October 2010 and by Apotex Inc. (Apotex) pursuant to a notice received in September 2013. The patent challenged by Ranbaxy and Apotex expires in July 2018. We do not anticipate filing a lawsuit against Ranbaxy or Apotex at this time.
Tamiflu
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with oseltamivir phosphate is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and F. Hoffmann-La Roche Ltd. (Roche) filed a lawsuit against Natco in U.S. District Court in New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reasons stated in Natco's notice letter. Natco has appealed this decision.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Emtriva, and Tamiflu in the United States and Atripla, Truvada

and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Ministry of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
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
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc.
In February 2012, we received notice that the U.S. Patent and Trademark Office (PTO) had declared an Interference between our U.S. Patent No. 7,429,572 and Idenix Pharmaceuticals, Inc.'s (Idenix) pending patent application no. 12/131868. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128. Idenix is attempting to claim a class of compounds, including these metabolites, in its pending patent application. In the course of this proceeding, both parties will be called upon to submit evidence of the date they conceived of their respective inventions. The Interference will determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the PTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications taught how to make the compounds in dispute. The Board also determined that we are entitled to the filing date of our earliest application. As a result, the Board determined that we were first to file the patent application on the compounds in dispute and we are therefore the “senior party” in the Interference. In the second phase of the Interference, the Board will determine who was first to invent the compounds. The party who is deemed first to invent will prevail in the Interference. Idenix bears the burden of establishing that despite its much later patent application filing date, it was nevertheless first to invent the compounds in dispute. In order to prove it was first to invent, Idenix must prove that it was first to conceive of a compound within the scope of those in dispute, namely that (1) the named inventors had identified the structure, a method of making and a use for a disputed compound and (2) that Idenix worked diligently from its earliest conception date until it made and tested the compound or filed its application in 2008. If the Board determines that Idenix was first to invent and is entitled to these patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. Federal Court.
We believe the Idenix application involved in the Interference and similar U.S. and foreign patents claiming the same compounds and metabolites are invalid. As a result, we filed an Impeachment Action in Canadian Federal Court to invalidate the Idenix CA2490191 patent, which is the Canadian patent that corresponds to the Idenix U.S. Patent No. 7608600 and the Idenix patent application that is the subject of the Interference. Idenix has now asserted that our Canadian Patent No. 2527657, corresponding to our U.S. Patent No. 7429572 in the Interference, is invalid. We filed a similar legal action in the Federal Court of Norway seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700, which corresponds to our U.S. Patent No. 7429572. In August 2013, Idenix also filed a request of invalidation of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7429572 with the Chinese Patent Office. We filed a legal action in the Federal Court of Australia seeking to invalidate Idenix Australian patent corresponding to U.S. Patent No. 7608600. We may bring similar action in other countries in 2013. Idenix has not been awarded patents on these compounds in European countries, Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada, Norway and Australia.
In August 2013, we filed a Request for Interference between our pending U.S. Patent Application No. 11/854,218 and Idenix’s U.S. Patent No. 7,608,600 in the PTO. Idenix’s ‘600 patent includes claims directed to methods of treating the hepatitis C virus (HCV) with nucleoside compounds similar to those which are involved in currently pending Interference No. 105,871 between Gilead and Idenix which involves our U.S. Patent No. 7,429,472 and Idenix’s Application No. 12/131,868. If the PTO agrees that the Idenix patent and our patent application claim interfering subject matter, a new Interference will be declared to determine who was first to invent the claimed methods of treating HCV. We believe the Board’s determination in the on-going Interference over the Idenix ‘868 patent (that Idenix is not entitled the benefit of any of its earlier application filing dates, including the filing date of Idenix’s ‘600 patent) will be equally applicable to the ‘600 patent, which is the parent of the Idenix ‘868 patent. If we are correct, any claims in the '600 patent that Idenix may believe could be asserted against products we seek to commercialize will be revoked.

We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the recent disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the pending claims of our U.S. Patent Application No. 13/491,446.
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
Gilead (as successor to Pharmasset, Inc. (Pharmasset)) is a party to an October 29, 2004 collaboration agreement with Roche and Hoffman-La Roche Inc. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's demand in April 2013. We believe Roche's claim is without merit. However, if Roche were to successfully establish exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir could be adversely affected.
Contract Arbitration with Jeremy Clark
In March 2012, Jeremy Clark, a former employee of Pharmasset, which we acquired in January 2012, and inventor of U.S. Patent No. 7429572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in Alabama District Court in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7429572, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which were subsequently dismissed by the court. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which was denied by the court. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the Alabama Court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. In June 2013, the arbitration panel issued its decision in favor of Pharmasset (now Gilead) and Dr. Schinazi. In August 2013, Gilead and Dr. Schinazi filed a motion in U.S. District Court of for the Northern District of Alabama seeking to have the court confirm the arbitration decision and Mr. Clark filed a motion seeking to invalidate the arbitration decision. The court has not yet ruled on these motions.
Litigation with Merck & Co., Inc.
In August 2013, Merck & Co., Inc. (Merck) contacted us requesting that we pay royalties on the sales of sofosbuvir and take a license to U.S. Patent Nos. 7105499 and 8481712. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking Declaratory Judgment that the Merck patents are invalid. Merck’s U.S. Patent Nos. 7105499 and 8481712 cover compounds which do not include, but may relate to, sofosbuvir. During prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If Merck were to successfully establish rights to sofosbuvir, our expected earnings from the sale of sofosbuvir could be adversely affected.
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
In parallel, we are also advancing a fixed-dose combination of sofosbuvir/ledipasvir (formerly GS-5885) for the treatment of genotype 1 patients. Our NDA for the fixed-dose combination of sofosbuvir/ledipasvir will be supported by two clinical trials. The first study, named ION-1, evaluates the fixed-dose combination of sofosbuvir/ledipasvir with and without RBV for either 12 or 24 weeks in treatment-naïve genotype 1 infected patients. In the second quarter of 2013, we completed enrollment of remaining patients in the ION-1 study to assess the fixed dose combination of sofosbuvir/ledipasvir. In March 2013, we also completed enrollment of patients in a Phase 3 study, named ION-2, evaluating the fixed-dose combination with RBV for 12 weeks and with and without RBV for 24 weeks of therapy among treatment-experienced genotype 1 HCV patients.
We are also conducting a Phase 2 study, named LONESTAR, evaluating sofosbuvir/ledipasvir for 12 weeks and sofosbuvir/ledipasvir with and without RBV for 8 weeks among genotype 1 treatment-naïve patients. Two additional arms in this trial will evaluate sofosbuvir/ledipasvir with and without RBV for 12 weeks among treatment-experienced genotype 1 patients who had previously received a protease inhibitor-containing regimen. In our Phase 3 study, named ION-3, we are evaluating the fixed-dose combination of sofosbuvir/ledipasvir for eight weeks with and without RBV and for 12 weeks without RBV in 600 non-cirrhotic, treatment-naïve genotype 1 HCV-infected patients. If we receive positive results from these studies, we expect to file for marketing approval of the fixed-dose combination of sofosbuvir/ledipasvir for treatment-naïve and treatment-experienced genotype 1 patients in the second quarter of 2014.
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
We are currently dependent on sales of our products for the treatment of human immunodeficiency virus (HIV) infection, particularly Atripla and Truvada, to support our existing operations. Most of our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the quarter ended September 30, 2013, Atripla and Truvada product sales together were $1.71 billion, or 62% of our total revenues. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Stribild, Complera/Eviplera, Atripla, Truvada and Tybost, for any number of reasons including, but not limited to, the following:

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

•
As generic HIV products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, we currently also expect competition from a generic version of Sustiva (efavirenz), a component of our Atripla. Generic versions of efavirenz are now available in Canada and will be made available in Europe in late 2013 and the United States in 2015. This may negatively impact sales of our HIV products. We also expect the launch of dolutegravir, an integrase inhibitor, in the fourth quarter of 2013 by GlaxoSmithKline Inc. (GSK) which could negatively impact sales of our HIV products.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues may be adversely affected.
If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues and continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in April 2013, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of bronchiectasis. In addition, our NDAs for elvitegravir for the treatment of HIV in treatment-experienced patients; cobicistat, a pharmacoenhancing or “boosting” agent, and sofosbuvir for the treatment of HCV may not be approved by the FDA, EMA or other foreign regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for the product, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products, including the fixed-dose combination of sofosbuvir/ledipasvir or idelalisib for the treatment of chronic lymphocytic leukemia in the currently anticipated timelines and marketing approval for the products may not be granted.
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
In quarter ended September 30, 2013, approximately 80% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesale locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2012, our wholesalers increased their inventory levels for our antiviral products. In the first quarter of 2013, our wholesalers drew down on their inventory such that inventory levels for our antiviral products moved to the lower end of the contractual boundaries set by our inventory management agreements. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues
In addition, the non-retail sector in the United States, which includes government institutions, including state ADAPs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. Federal and state budget pressures, including sequestration, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand. For example, similar to first quarters of prior years, in the first quarter of 2013, we observed large non-retail purchases by a number of state ADAPs which exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds. Given the uncertainty about the timing and amount of federal funding for ADAP for the 2013 year, we expect to see reduced purchasing by ADAPs until the Ryan White Funds are fully communicated. As a result, we expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the global economic downturn and budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.

We face significant competition.
We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from a joint venture established by GSK and Pfizer Inc. (Pfizer) which markets fixed-dose combination products that compete with Stribild, Complera/Eviplera, Atripla and Truvada. For example, lamivudine, marketed by this joint venture, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Complera/Eviplera, Atripla and Truvada. For Tybost, we compete with ritonavir marketed by AbbVie Inc. (AbbVie).
We also face competition from generic HIV products. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and generic lamivudine is now available in the United States, Spain, Portugal and Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey, which resulted in an increase in the rebate for Viread in Turkey. Generic versions of Sustiva (efavirenz), a component of our Atripla, are now available in Canada and we currently expect competition from generic efavirenz, which will be available in Europe in late 2013 and the United States in 2015. This, may negatively impact sales of our HIV products. In addition, dolutegravir, an integrase inhibitor, launched in the fourth quarter of 2013 by GSK, could negatively impact sales of our HIV products.
For Viread and Hepsera for treatment of chronic hepatitis B virus (HBV), we compete primarily with products produced by GSK, Bristol-Myers Squibb Company (BMS) and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China. For AmBisome, we compete primarily with products produced by Merck & Co., Inc. (Merck) and Pfizer. In addition, we are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of such formulations in Greece and Taiwan. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with products produced by Actelion Pharmaceuticals US, Inc. and indirectly with pulmonary arterial hypertension products from United Therapeutics Corporation and Pfizer. Ranexa competes predominantly with generic compounds from three distinct classes of drugs, beta-blockers, calcium channel blockers and long-acting nitrates for the treatment of chronic angina in the United States. Cayston competes with a product marketed by Novartis. Tamiflu competes with products sold by GSK and generic competitors.
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA, the EMA and comparable regulatory agencies in other countries. We are continuing clinical trials for Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Tybost, Hepsera, Emtriva, Letairis, Ranexa, AmBisome and Cayston for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.
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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in April 2013, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of bronchiectasis. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including sofosbuvir and the fixed-dose combination of sofosbuvir/ledipasvir for the treatment of HCV; ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention and type II diabetes; and our single tablet regimen of elvitegravir/cobicistat/emtricitabine/tenofovir alafenamide, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

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
We also rely on collaborative relationships with major pharmaceutical companies for development and commercialization of certain product candidates. Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of chronic HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a uridine analog prodrug, is allegedly a prodrug of

PSI-6130. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's demand in April 2013. We believe Roche's claim is without merit. However, if Roche were to successfully establish exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir could be adversely affected.
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
From time to time, we may become involved in disputes with inventors on our patents. For example, in March 2012, Jeremy Clark, a former employee of Pharmasset, which we acquired in January 2012, and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which were subsequently dismissed by the court. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which was denied by the court. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. In June 2013, the arbitration panel issued its decision in favor of Pharmasset (now Gilead) and Dr. Schinazi. Gilead and Dr. Schinazi filed a motion in U.S. District Court of for the Northern District of Alabama seeking to have the court confirm the arbitration decision and Mr. Clark filed a motion seeking to invalidate the arbitration decision. The court has not yet ruled on these motions.
AbbVie recently obtained United States Patent Nos. 8466159 and 8492386, which claim the use of a combination of sofosbuvir and ledipasvir for the treatment of HCV. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to combinations of sofosbuvir and ledipasvir. Certain of those applications were filed before AbbVie's recently issued patents. For this reason and others, we believe AbbVie's patents are invalid. Accordingly, we do not expect AbbVie's patents to block or delay the commercialization of our combination products.

In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and take a license to U.S. Patent Nos. 7105499 and 8481712. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking Declaratory Judgment that the Merck patents are invalid. Merck’s U.S. Patent Nos. 7105499 and 8481712 cover compounds which do not include, but may relate to, sofosbuvir. During prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If Merck were to successfully establish rights to sofosbuvir, our expected earnings from the sale of sofosbuvir could be adversely affected.
Patents do not cover the ranolazine compound, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained-release formulation of ranolazine would achieve therapeutic plasma levels, patents were obtained on those formulations and the characteristic plasma levels they achieve. Patents do not cover the active ingredients in AmBisome. In addition, we do not have patent filings in China or certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. Asia is a major market for therapies for HBV, the indication for which Hepsera has been developed.
We may obtain patents for certain products many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions or supplementary protection certificates in some countries.
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in "Legal Proceedings" beginning on page 33 and risk factor entitled "Litigation with generic manufacturers has reduced and may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 49.
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
In some instances, we may be required to defend our right to a patent on an invention through an Interference proceeding before the PTO. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. In February 2012, we received notice that the PTO had declared an Interference between our U.S. Patent No. 7429572 and Idenix Pharmaceuticals, Inc.'s (Idenix) pending patent application no. 12/131868. An Interference is an administrative proceeding before the PTO designed to determine who was the first to invent the subject matter being claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128. Idenix is attempting to claim a class of compounds, including these metabolites, in its pending patent application. In the course of this proceeding, both parties will be called upon to submit evidence of the date they conceived of their respective inventions. The Interference will determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the PTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications taught how to make the compounds in dispute. The Board also determined that we are entitled to the filing date of our earliest application. As a result, the Board determined that we were first to file the patent application on the compounds in dispute and we are therefore the “senior party” in the interference. In the second phase of the interference, the Board will determine who was first to invent the compounds. The party who is deemed first to invent will prevail in the Interference. Idenix bears the burden of establishing that despite its much later patent application filing date, they were nevertheless first to invent the compounds in dispute. In order to prove they were first to invent, Idenix must prove that it was first to conceive of a compound within the scope of those in dispute, namely that

(1) the named inventors had identified the structure, a method of making and a use for a disputed compound and (2) that Idenix worked diligently from its earliest conception date until it made and tested the compound or filed its application in 2008.
If the Board determines that Idenix was first to invent and is entitled to these patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. Federal Court.
We believe the Idenix application involved in the Interference and similar U.S. and foreign patents claiming the same compounds and metabolites are invalid. As a result, we filed an Impeachment Action in Canadian Federal Court to invalidate the Idenix CA2490191 patent, which is the Canadian patent that corresponds to the Idenix U.S. Patent No. 7608600 and the Idenix patent application that is the subject of the Interference. Idenix has now asserted that our Canadian Patent No. 2527657, corresponding to our U.S. Patent No. 7429572 in the Interference, is invalid. We filed a similar legal action in the Federal Court of Norway seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700, which corresponds to our U.S. Patent No. 7429572. In August 2013, Idenix also filed a request of invalidation of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7429572 with the Chinese Patent Office. We filed a legal action in the Federal Court of Australia seeking to invalidate Idenix Australian patent corresponding to U.S. Patent No. 7608600. We may bring similar action in other countries in 2013. Idenix has not been awarded patents on these compounds in European countries, Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada, Norway and Australia.
In August 2013, we filed a Request for Interference between our pending U.S. Patent Application No. 11/854,218 and Idenix’s U.S. Patent No. 7,608,600 in the PTO. Idenix’s ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which are involved in currently pending Interference No. 105,871 between Gilead and Idenix which involves our U.S. Patent No. 7,429,472 and Idenix’s Application No. 12/131,868. If the PTO agrees that the Idenix patent and our patent application claim interfering subject matter, a new Interference will be declared to determine who was first to invent the claimed methods of treating HCV. We believe the Board’s determination in the on-going Interference over the Idenix ‘868 patent (that Idenix is not entitled the benefit of any of its earlier application filing dates, including the filing date of Idenix’s ‘600 patent) will be equally applicable to the ‘600 patent, which is the parent of the Idenix ‘868 patent. If we are correct, any claims in the '600 patent that Idenix may believe could be asserted against products we seek to commercialize will be revoked.
We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the recent disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the pending claims of our U.S. Patent Application No. 13/491,446.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in April 2013, the FDA conducted an inspection of our Foster City facility and issued 483 Inspectional Observations, which noted deficiencies in documentation and validation of certain quality testing procedures and methods. As a result of the observations, the FDA delivered Complete Response Letters notifying us that it was unable to approve our NDAs for elvitegravir and cobicistat as standalone agents. In mid-October 2013, the FDA completed its sofosbuvir pre-approval inspection of our Foster City facility. Following that inspection, the FDA issued additional 483 Inspectional Observations citing deficiencies related to testing and reconciliation of stability samples, testing protocols, testing of shipping samples, and procedures for calibrating test equipment. We recently completed and filed our responses to these observations with the FDA. Based on recent communications with the FDA, we do not expect these observations to delay approval of sofosbuvir. If approval of sofosbuvir were delayed, our anticipated revenues and our stock price would be adversely affected.
In addition, if we are unable to remedy the deficiencies cited by the FDA in these inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries.
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
A significant portion of the raw materials and intermediates used to manufacture our HIV products (Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Emtriva and Tybost) are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our HIV products to meet market needs and have a material and adverse effect on our operating results.
Litigation with generic manufacturers has reduced and may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry.
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
We received notices that generic manufacturers have submitted ANDAs to manufacture a generic version of Atripla, Truvada, Viread, Hepsera, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada. We filed lawsuits and trials took place, as described below, against some of the generic manufacturers in 2013. In April 2013, we and Teva Pharmaceuticals (Teva) reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Atripla, Truvada and Viread products in the United States. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law. In October 2013, the court’s dismissal of the case pursuant to the settlement agreement between the parties became final. A trial in the lawsuit against Teva related to the U.S. patents protecting emtricitabine in our Atripla and Truvada products was held in October 2013. The court has not yet issued a decision in this case.
As a result of the recent invalidation of the patents protecting entecavir, which also is approved for the treatment of HBV, and due to declining sales of Hepsera in the United States, in March 2013, we granted Sigmapharm Labs (Sigmapharm) a Covenant Not to Sue and filed a motion to dismiss all claims in the lawsuit in March 2013. In September 2013, the FDA issued final approval for Sigmapharm's generic product. The trial related to the U.S. patents associated with Ranexa took place in April and May 2013. In August 2013, the parties reached agreement to settle the patent litigation prior to issuance of the court’s decision. Under the agreement, subject to certain conditions, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law.
The trial related to two Canadian patents for tenofovir disoproxil fumarate associated with Atripla, Truvada and Viread took place in September 2013. The court has not yet issued a decision in this case.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Hepsera, Emtriva, and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Ministry of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.

We face credit risks from our Southern European customers that may adversely affect our results of operations.
Our European product sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Portugal and Spain have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of September 30, 2013, our accounts receivable in these countries totaled approximately $939.9 million of which, $429.3 million were past due greater than 120 days and $179.9 million were past due greater than 365 days as follows (in thousands):

	September 30, 2013
	Greater than 120 days past due	Greater than 365 days past due
Spain	$249,495	$80,077
Portugal	109,976	68,991
Italy	51,933	28,721
Greece	17,941	2,081
Total	$429,345	$179,870
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Department of Justice investigation; Interference and litigation proceedings with Idenix; arbitration with Roche, contract arbitration with Jeremy Clark and litigation with Merck in "Legal Proceedings" beginning on page 33. The outcome of the lawsuits above, or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
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
Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2010, 2011 and 2012 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Resolution of one or more of these exposures in any reporting period could have a material impact on the results of operations for that period.
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
Issuer Purchases of Equity Securities
In August 2013, we resumed our share repurchase program which was suspended in February 2013. During the three months ended September 30, 2013, we repurchased a total of $100.0 million or 1.6 million shares of common stock under our January 2011 stock repurchase program. As of September 30, 2013, we had repurchased $1.25 billion of our common stock under the January 2011 stock repurchase program with a remaining authorized amount of $3.75 billion available for repurchases under this program.
The table below summarizes our stock repurchase activity for the three months ended September 30, 2013 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	(1)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program	(1)
July 1 – July 31, 2013	75		$57.82	—		$3,847,868
August 1 – August 31, 2013	1,166		$59.45	864		$3,796,576
September 1 – September 30, 2013	801		$62.62	778		$3,747,874
Total	2,042	(2)	$60.64	1,642	(2)

(1)	In January 2011, we announced that our Board authorized a $5.00 billion stock repurchase program, which expires in January 2014.

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

*(12)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(13)	10.29	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.30	Form of option agreements used under the 1991 Stock Option Plan

Exhibit Footnote	Exhibit Number	Description of Document
*(13)	10.31	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(15)	10.32	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(3)	10.33	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(16)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(17)	10.35	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(18)	10.36	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(19)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(20)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(17)	10.39	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(17)	10.40	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(17)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(18)	10.42	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(21)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(21)	10.44	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(22)	10.45	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(18)	10.46	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(21)	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(21)	10.48	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(18)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)
*(19)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(20)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(23)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

Exhibit Footnote	Exhibit Number	Description of Document
*(24)	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013)

*(24)	10.54	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013)

*(25)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(18)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(26)	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(20)	10.58	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(21)	10.59	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(21)	10.60	Gilead Sciences, Inc. International Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(27)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(27)	10.62	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(27)	10.63	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(28)	10.64	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(23)	10.65	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(16)	10.66	Gilead Sciences, Inc. Corporate Bonus Plan

*(4)	10.67	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(29)	10.68	2013 Base Salaries for the Named Executive Officers

*(30)	10.69	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.70	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(14)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.72	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(31)	10.73
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(17)	10.74	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

Exhibit Footnote	Exhibit Number	Description of Document
(32)	10.75
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

(33)	10.76	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(31)	10.77	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+	10.78	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

(31)	10.79	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(34)	10.80	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(35)	10.81	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(36)	10.82	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(37)	10.83
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(38)	10.84	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(38)	10.85
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(39)	10.86	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(40)	10.87	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(40)	10.88	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(40)	10.89	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(40)	10.90	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(41)	10.91	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(42)	10.92	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

Exhibit Footnote	Exhibit Number	Description of Document
(41)	10.93	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

(43)	10.94	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(43)	10.95
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30, 1999

(44)	10.96	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(35)	10.97	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(45)	10.98	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

(40)	10.99	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

+(24)	10.100
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

(46)	10.101	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(38)	10.102	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

(47)	10.103	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

(29)	10.104	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

(20)	10.105	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3, 2011

(34)	10.106	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

+(9)	10.107	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(10)	10.108	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(48)	10.109	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

(49)	10.110	Amendment No. 1, dated October 30, 2012, to the Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Footnote	Exhibit Number	Description of Document

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2013, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(29)	Information is included in Registrant's Current Report on Form 8-K filed on February 5, 2013, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

(37)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(41)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(42)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(43)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(44)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	October 31, 2013	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 31, 2013	/s/ ROBIN L. WASHINGTON
Robin L. Washington Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
√(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(2)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

*(3)	3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended and restated on May 8, 2013

*(4)	3.2	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

*(5)	4.2
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

*(12)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(13)	10.29	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.30	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.31	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

Exhibit Footnote	Exhibit Number	Description of Document
*(15)	10.32	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(3)	10.33	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(16)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(17)	10.35	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(18)	10.36	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(19)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(20)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(17)	10.39	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(17)	10.40	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(17)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(18)	10.42	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(21)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(21)	10.44	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(22)	10.45	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(18)	10.46	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(21)	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(21)	10.48	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(18)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)
*(19)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(20)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(23)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(24)	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013)

Exhibit Footnote	Exhibit Number	Description of Document
*(24)	10.54	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013)

*(25)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(18)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(26)	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(20)	10.58	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(21)	10.59	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(21)	10.60	Gilead Sciences, Inc. International Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(27)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(27)	10.62	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(27)	10.63	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(28)	10.64	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(23)	10.65	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(16)	10.66	Gilead Sciences, Inc. Corporate Bonus Plan

*(4)	10.67	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(29)	10.68	2013 Base Salaries for the Named Executive Officers

*(30)	10.69	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.70	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(14)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.72	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(31)	10.73
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(17)	10.74	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

(32)	10.75
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

Exhibit Footnote	Exhibit Number	Description of Document
(33)	10.76	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(31)	10.77	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+	10.78	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

(31)	10.79	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(34)	10.80	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(35)	10.81	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(36)	10.82	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(37)	10.83
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(38)	10.84	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(38)	10.85
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(39)	10.86	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(40)	10.87	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(40)	10.88	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(40)	10.89	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(40)	10.90	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(41)	10.91	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(42)	10.92	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

(41)	10.93	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

(43)	10.94	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

Exhibit Footnote	Exhibit Number	Description of Document
(43)	10.95
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30, 1999

(44)	10.96	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(35)	10.97	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(45)	10.98	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

(40)	10.99	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

+(24)	10.100
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

(46)	10.101	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(38)	10.102	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

(47)	10.103	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

(29)	10.104	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

(20)	10.105	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3, 2011

(34)	10.106	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

+(9)	10.107	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(10)	10.108	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(48)	10.109	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

(49)	10.110	Amendment No. 1, dated October 30, 2012, to the Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

Exhibit Footnote	Exhibit Number	Description of Document

101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2013, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(29)	Information is included in Registrant's Current Report on Form 8-K filed on February 5, 2013, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

(37)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(41)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(42)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(43)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(44)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

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