Form 10-K
period 2013-12-31
GILEAD SCIENCES INC
filed 2014-02-25
CIK 882095

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 28, 2013 was $60,272,481,253.*
The number of shares outstanding of the registrant's Common Stock on February 14, 2014 was 1,538,252,914.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant's proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders, to be held on May 7, 2014, are incorporated by reference into Part III of this Report.
*    Based on a closing price of $51.27 per share on June 28, 2013. Excludes 343,332,813 shares of the registrant's Common Stock held by executive officers, directors and any stockholders whose ownership exceeds 5% of registrant's common stock outstanding at June 28, 2013. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

GILEAD SCIENCES, INC.
2013 Form 10-K Annual Report

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, STRIBILD®, COMPLERA®, EVIPLERA®, TRUVADA®, VIREAD®, EMTRIVA®, TYBOST®, SOVALDI®, HEPSERA®, VITEKTA®, LETAIRIS®, RANEXA®, CAYSTON®, AMBISOME®, VISTIDE®, VOLIBRIS®, and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

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
Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and experimental drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. Gilead's primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as chronic hepatitis B virus (HBV) infection and chronic hepatitis C virus (HCV) infection, oncology/inflammation and serious cardiovascular and respiratory conditions. Headquartered in Foster City, California, we have operations in North and South America, Europe and Asia-Pacific. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.
2013 Highlights
Over the past year, we executed on our strategy to bring best-in-class drugs to market. In the liver diseases area, we received approval from the U.S. Food and Drug Administration (FDA) of our new drug application (NDA) for Sovaldi® (sofosbuvir 400 mg). Sovaldi is a once-daily oral nucleotide analog polymerase inhibitor for the treatment of HCV infection as a component of a combination antiviral treatment regimen. The approval of Sovaldi represents a significant improvement in the treatment paradigm for some patients with HCV as it has shortened the duration of treatment and reduced or completely eliminated the need for pegylated interferon (peg-IFN) injections in certain viral genotype populations. In the HIV area, we expanded our single tablet regimen product offerings for the treatment of HIV with the European launch of Stribild® (elvitegravir 150 mg/cobicistat 150 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg), which combines four of our medicines in a once-daily single tablet regimen. We also received approval of Tybost® (cobicistat) and Vitekta® (elvitegravir 85 mg and 150 mg), each a component of Stribild, from the European Commission. In the oncology/inflammation area, we filed for FDA and European Medicines Agency (EMA) marketing approval of idelalisib (formerly GS-1101), an investigational, targeted, oral inhibitor of PI3K delta, for the treatment of patients with refractory indolent non-Hodgkin’s lymphoma (iNHL) and relapsed chronic lymphocytic leukemia (CLL). We also continued to advanced our research and development pipeline, with more than 200 active clinical studies at the end of 2013, of which over 60 are Phase 3 clinical trials.
HIV Program
A substantial portion of our revenues is derived from our eight marketed HIV products. In 2013, we continued to be at the forefront of advancing HIV treatment through the development of new single tablet regimens. Our long-term goal is to ensure that all HIV patients have the option to choose a single tablet regimen that is right for them. Single tablet regimens allow patients to adhere to a fully suppressive course of therapy more easily and consistently, which is critical for the successful management of the disease. Because of this, we continue to focus on the development of new HIV medicines and co-formulations. With the launch of Stribild in the United States in 2012 and in Europe in 2013, Complera®/Eviplera® (emtricitabine 200 mg/rilpivirine 25 mg/tenofovir disoproxil fumarate 300 mg) in 2011 and Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg) in 2006, we now have three single tablet regimens available. In December 2013, we received FDA and EMA approval for Complera/Eviplera to be used by certain adult patients switching from another stable antiretroviral regimen. Complera/Eviplera was first approved in 2011 in the United States and Europe for patients new to antiretroviral therapy.
In September 2013, we received EMA approval for Tybost, a pharmacokinetic enhancer that boosts blood levels of certain HIV medicines. Tybost is indicated as a boosting agent for the HIV protease inhibitors atazanavir (300 mg once daily) and darunavir (800 mg once daily) as part of antiretroviral combination therapy in adults with HIV-1 infection. This approval allows for the marketing of Tybost in all 28 countries of the European Union. In November 2013, the EMA approved Vitekta, an integrase inhibitor for the treatment of HIV-1 infection in adults without known mutations associated with resistance to elvitegravir, the active ingredient of Vitekta. Vitekta is indicated for use as part of HIV treatment regimens that include a ritonavir-boosted protease inhibitor.

We also made important progress with the clinical development of tenofovir alafenamide (TAF), formerly known as GS-7340. A Phase 2 study showed that TAF is efficacious at a fraction of a dose of Viread® (tenofovir disoproxil fumarate 300 mg) and provides potential safety advantages. Based on these results, we commenced a Phase 3 trial evaluating the single tablet regimen of TAF, elvitegravir, cobicistat and emtricitabine for the treatment of HIV infection in treatment-naïve adults. Under an agreement with Janssen R&D Ireland (Janssen), formerly Tibotec Pharmaceuticals, we are also conducting Phase 2 trials evaluating a single tablet regimen of TAF, cobicistat, darunavir and emtricitabine for the treatment of HIV infection. In the first quarter of 2013, we completed enrollment of two Phase 3 clinical trials comparing a TAF-based regimen to Stribild in patients new to HIV treatment. Data from the studies will be available in the first quarter of 2014.
Liver Diseases
The HCV therapeutic market has been and continues to be vastly underserved. Due to the limitations of available therapies, only a small fraction of individuals who are infected with HCV are diagnosed, and an even smaller fraction of those patients are treated. Prior to May 2011, when the first protease inhibitors were approved, only about half of the patients responded to the current standard of care, which involves up to 48 weeks of therapy with a peg-IFN/ribavirin (RBV)-containing regimen. The addition of protease inhibitors to the standard of care has resulted in incremental response rates for patients with genotype 1 infection; however, this regimen causes substantial side effects such as fatigue, bone marrow suppression, potentially debilitating rash, anemia and neuropsychiatric effects. As such, discontinuation rates with these triple therapy combinations are significant.
Through the acquisition of Pharmasset, Inc. (Pharmasset) in 2012, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of HCV. In December 2013, we received FDA approval for sofosbuvir under the brand name Sovaldi for the treatment of HCV as a component of a combination antiviral treatment regimen. In January 2014, we received European Commission approval of Sovaldi for the treatment of HCV. Sovaldi’s efficacy has been established in patients with HCV genotypes 1, 2, 3 or 4 infection (in United States and Europe) and genotypes 5 and 6 infection (in Europe), including those with hepatocellular carcinoma meeting Milan criteria (awaiting liver transplantation) and those with HCV/HIV-1 co-infection. U.S. recommended regimens and treatment duration for Sovaldi combination therapy in HCV mono-infected or HCV/HIV-1 co-infected patients are as follows:

	Treatment	Duration
Genotype 1 or 4	Sovaldi + peg-IFN + RBV	12 weeks
Genotype 2	Sovaldi + RBV	12 weeks
Genotype 3	Sovaldi + RBV	12 weeks
Hepatocellular carcinoma awaiting liver transplantation	Sovaldi + RBV	48 weeks or until liver transplant
As noted in the table above, compared to the current standard of care of up to 48 weeks, Sovaldi has shortened the duration of treatment to as little as 12 weeks and reduced or completely eliminated the need for peg-IFN injections in certain viral genotype populations.
As our second generation therapy for the treatment of HCV, we are advancing the fixed-dose combination of ledipasvir/sofosbuvir (LDV/SOF) for the treatment of genotype 1 patients. Our NDA for the fixed-dose combination of LDV/SOF was supported by three clinical trials and was filed in February 2014. The first study, named ION-1, evaluates the fixed-dose combination of LDV/SOF with and without RBV for either 12 or 24 weeks in treatment-naïve genotype 1 HCV-infected patients. The second Phase 3 study, named ION-2, evaluates the fixed-dose combination with RBV for 12 weeks or without RBV for 24 weeks of therapy among treatment-experienced genotype 1 HCV-infected patients. The third study, named ION-3, evaluates the fixed-dose combination of LDV/SOF with and without RBV for eight weeks or without RBV for 12 weeks in non-cirrhotic, treatment-naïve genotype 1 HCV-infected patients.
In Japan, we fully enrolled a Phase 3 study evaluating sofosbuvir in genotype 2 HCV-infected patients. We expect to file for regulatory approval of sofosbuvir in Japan in mid-2014. We also completed enrollment of Phase 3 studies evaluating the fixed-dose combination of LDV/SOF in genotype 1 infected HCV patients and sofosbuvir and RBV in genotype 2 infected HCV patients. Based on the results of these Phase 3 studies, we plan to file for regulatory approval for the fixed-dose combination of LDV/SOF in Japan in the fourth quarter of 2014.
Our long term goal is to develop an oral pan-genotypic oral therapy for all HCV patients across genotypes. The fixed-dose combination of sofosbuvir and GS-5816, a nucleotide NS5B inhibitor/pan-genotypic NS5A inhibitor, is currently in Phase 2 clinical trials.

Oncology/Inflammation
Over the last five years we have worked to advance our oncology franchise. Idelalisib, a PI3K delta inhibitor antibody, formerly known as GS-1101, is being evaluated for the treatment of iNHL and CLL. In September 2013, we filed an NDA for idelalisib for the treatment of patients with iNHL that is refractory (non-responsive) to rituximab and to alkylating-agent-containing chemotherapy. The FDA has set a target review date under the Prescription Drug User Fee Act (PDUFA) of September 11, 2014. In December 2013, we also filed an NDA for idelalisib for relapsed CLL. In February 2014, the FDA, which previously granted Breakthrough Therapy designation for idelalisib in CLL, accepted our NDA and set a target review date of August 6, 2014 under the PDUFA. In November 2013, our marketing authorization application for idelalisib for iNHL and CLL was validated by the EMA. With the acquisition of YM Biosciences Inc. in 2013, we acquired momelotinib or GS-0387, formerly known as CYT387, a JAK inhibitor being evaluated for the treatment of myelofibrosis. In 2013, we also advanced momelotinib to Phase 3 trials.
Our Products
HIV

•
Stribild is an oral formulation dosed once a day for the treatment of HIV-1 infection in treatment-naive adults. Stribild is our third complete single regimen for the treatment of HIV and is a fixed-dose combination of our antiretroviral medications, Vitekta, Tybost, Viread and Emtriva® (emtricitabine). Stribild was approved by the FDA in August 2012 and the EMA in May 2013.

•
Complera/Eviplera is an oral formulation dosed once a day for the treatment of HIV-1 infection in adults. The product, marketed in the United States as Complera and in Europe as Eviplera, is the second complete single tablet regimen for the treatment of HIV and is a fixed-dose combination of our antiretroviral medications, Viread and Emtriva, and Janssen's non-nucleoside reverse transcriptase inhibitor, Edurant (rilpivirine).

•
Atripla is an oral formulation dosed once a day for the treatment of HIV infection in adults. Atripla is the first once-daily single tablet regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. It is a fixed-dose combination of our antiretroviral medications, Viread and Emtriva and Bristol Myers-Squibb Company's (BMS) non-nucleoside reverse transcriptase inhibitor, Sustiva (efavirenz).

•
Truvada® (emtricitabine and tenofovir disoproxil fumarate) is an oral formulation dosed once a day as part of combination therapy to treat HIV infection in adults. It is a fixed-dose combination of our antiretroviral medications, Viread and Emtriva. In 2012, the FDA also approved Truvada, in combination with safer sex practices, to reduce the risk of sexually acquired HIV-1 infection in adults at high risk, a strategy called pre-exposure prophylaxis (PrEP).

•
Viread is an oral formulation of a nucleotide analog reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat HIV infection in patients two years of age and older. In 2012, the European Commission also approved the use of Viread in combination with other antiretroviral agents for the treatment of HIV-1 infected pediatric patients aged two to less than 18 years with nucleoside reverse transcriptase inhibitor resistance or toxicities precluding the use of first line pediatric agents. Viread is also approved for the treatment of chronic HBV in adults.

•
Emtriva is an oral formulation of a nucleoside analog reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat HIV infection in adults. In the United States and Europe, Emtriva is also available as an oral solution approved as part of combination therapy to treat HIV infection in children.

•
Tybost is a pharmacokinetic enhancer dosed once a day that boosts blood levels of certain HIV medicines. Tybost is indicated as a boosting agent for the HIV protease inhibitors atazanavir and darunavir as part of antiretroviral combination therapy in adults with HIV-1 infection. We received marketing approval of Tybost in all 28 countries of the European Union.

•
Vitekta is an oral formulation of an integrase inhibitor, dosed once a day as part of combination therapy to treat HIV infection in adults without known mutations associated with resistance to elvitegravir, the active ingredient of Vitekta. Vitekta is indicated for use as part of HIV treatment regimens that include a ritonavir-boosted protease inhibitor. We received marketing approval of Vitekta in all 28 countries of the European Union.

Liver Diseases

•
Sovaldi is an oral formulation of a nucleotide analog polymerase inhibitor dosed once a day for the treatment of HCV as a component of a combination antiviral treatment regimen. Sovaldi was approved by the FDA in December 2013 and by the European Commission in January 2014. Sovaldi’s efficacy has been established in patients with HCV genotypes 1, 2, 3 or 4 infection (in United States and Europe) and genotypes 5 and 6 infection

(in Europe), including those with hepatocellular carcinoma meeting Milan criteria (awaiting liver transplantation) and those with HCV/HIV-1 co-infection.

•
Viread is an oral formulation of a nucleotide analog reverse transcriptase inhibitor, dosed once a day for the treatment of chronic HBV in adults with compensated and decompensated liver disease. We licensed to GlaxoSmithKline Inc. (GSK) the rights to commercialize Viread for the treatment of chronic HBV in China, Japan and Saudi Arabia. In 2012, the EMA approved the use of Viread for the treatment of chronic HBV infection in adolescent patients aged 12 to less than 18 years with compensated liver disease and evidence of immune active disease. Viread is also approved for the treatment of HIV infection in patients two years of age and older in combination with other antiretroviral agents.

•
Hepsera® (adefovir dipivoxil) is an oral formulation of a nucleotide analog polymerase inhibitor, dosed once a day to treat chronic HBV in patients 12 years of age and older. We licensed to GSK the rights to commercialize Hepsera for the treatment of chronic HBV in Asia Pacific, Latin America and certain other territories.

Cardiovascular

•
Letairis® (ambrisentan) is an oral formulation of an endothelin receptor antagonist (ERA) indicated for the treatment of pulmonary arterial hypertension (PAH) (WHO Group 1) in patients with WHO Class II or III symptoms to improve exercise capacity and delay clinical worsening. We sublicensed to GSK the rights to ambrisentan, marketed by GSK as Volibris (ambrisentan), for PAH in territories outside of the United States.

•
Ranexa® (ranolazine) is an extended-release tablet for the treatment of chronic angina. We have licensed to Menarini International Operations Luxembourg SA the rights to Ranexa in territories outside of the United States.

•
Lexiscan®/Rapiscan® (regadenoson) injection is indicated for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging (MPI), a test that detects and characterizes coronary artery disease, in patients unable to undergo adequate exercise stress. Astellas US LLC (Astellas) has exclusive rights to manufacture and sell regadenoson under the name Lexiscan in the United States, subject to its obligations to pay us royalties based on sales of Lexiscan in the U.S. Rapidscan Pharma Solutions, Inc. (RPS) holds the exclusive right to manufacture and sell regadenoson under the name Rapiscan in Europe and certain territories outside the United States. We receive royalties from Astellas and RPS for sales in these territories.

Respiratory

•
Cayston® (aztreonam for inhalation solution) is an inhaled antibiotic for the treatment of respiratory systems in cystic fibrosis (CF) patients seven years of age and older with Pseudomonas aeruginosa (P. aeruginosa).

•
Tamiflu® (oseltamivir phosphate) is an oral antiviral available in capsule form for the treatment and prevention of influenza A and B. Tamiflu is approved for the treatment of influenza in children and adults in more than 60 countries, including the United States, Japan and the European Union. Tamiflu is also approved for the prevention of influenza in children and adults in the United States, Japan and the European Union. We developed Tamiflu with F. Hoffmann-La Roche Ltd (together with Hoffmann-La Roche Inc., Roche). Roche has the exclusive right to manufacture and sell Tamiflu worldwide, subject to its obligation to pay us royalties based on a percentage of the net sales of Tamiflu.

Other

•
AmBisome® (amphotericin B liposome for injection) is a proprietary liposomal formulation of amphotericin B, an antifungal agent to treat serious invasive fungal infections caused by various fungal species in adults. Our corporate partner, Astellas Pharma US, Inc., promotes and sells AmBisome in the United States and Canada, and we promote and sell AmBisome in Europe, Australia and New Zealand.

•	Vistide® (cidofovir injection) is an antiviral injection for the treatment of cytomegalovirus retinitis in adult patients with AIDS.

•
Macugen® (pegaptanib sodium injection) is an intravitreal injection of an anti-angiogenic oligonucleotide for the treatment of neovascular age-related macular degeneration. Macugen was developed by Eyetech Inc. (Eyetech) using technology licensed from us and is now promoted in the United States by Valeant Pharmaceuticals, Inc. (Valeant), which acquired Eyetech in 2012. Valeant holds the exclusive rights to manufacture and sell Macugen in the United States, and Pfizer Inc. (Pfizer) holds the exclusive right to manufacture and sell Macugen in the rest of the world. We receive royalties from Valeant and Pfizer based on worldwide sales of Macugen.

Sales of our antiviral products, which include products in our HIV and liver diseases areas described above, were $9.34 billion in 2013, $8.14 billion in 2012 and $7.05 billion in 2011. This represented 83% of our total revenues in 2013 and 84%

of our total revenues in both 2012 and 2011. Sales of our other products were $1.46 billion in 2013, $1.26 billion in 2012 and $1.05 million in 2011. This represented 13% of our total revenues in 2013, 2012 and 2011. See Item 7, Management's Discussion and Analysis included in this Annual Report on Form 10-K for more information regarding our revenues.
Commercialization and Distribution
We have U.S. and international commercial sales operations, with marketing subsidiaries in Australia, Austria, Belgium, Brazil, Canada, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, South Korea, Spain, Sweden, Singapore, Switzerland, Turkey, the United Kingdom and the United States.
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
We sell and distribute Stribild, Complera, Atripla, Truvada, Viread, Hepsera, Emtriva, Ranexa, Sovaldi and Vistide in the United States exclusively through the wholesale channel. Our product sales to three large wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp., each accounted for more than 10% of total revenues for each of the years ended December 31, 2013, 2012 and 2011. On a combined basis, in 2013, these wholesalers accounted for approximately 80% of our product sales in the United States and approximately 50% of our total worldwide revenues. Letairis and Cayston are distributed exclusively by specialty pharmacies. These specialty pharmacies dispense medications for complex or chronic conditions that require a high level of patient education and ongoing counseling. We sell and distribute Stribild, Eviplera, Atripla, Truvada, Sovaldi, Viread, Hepsera, Emtriva, Vitekta, Tybost and AmBisome in Europe and countries outside the United States, where the product is approved, either through our commercial teams, third-party distributors or corporate partners.
U.S. Patient Access
We make it a priority to increase access to our medicines for people who can benefit from them, regardless of their ability to pay. In the United States, our U.S. patient assistance programs help make our therapies accessible for uninsured individuals and those who need financial assistance. We also support programs for those unable to afford the co-payments associated with health insurance programs. Half of all patients taking our HIV medicines in the United States already receive them through federal and state programs at substantially discounted prices. We have a long history of working with state AIDS Drug Assistance Programs (ADAPs) to provide lower pricing for our HIV medicines. The price freeze we instituted for ADAPs in 2008 was extended in 2013 through the end of 2014, providing important support to these critical programs as they evolve in the changing United States healthcare environment.
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
We work closely with the World Health Organization and with non-governmental organizations to provide AmBisome for the treatment of leishmaniasis at a preferential price in resource limited settings. We support numerous clinical studies investigating the role of AmBisome to treat visceral and cutaneous leishmaniasis in developing countries through collaborations with organizations such as the Drugs for Neglected Diseases initiative and Médecins Sans Frontières. We also support clinical research studies aimed at identifying the best treatment course for visceral leishmaniasis and donated AmBisome to support clinical studies assessing combination therapies and the cost-effectiveness of multiple visceral leishmaniasis treatment interventions. In December 2011, we signed a partnership agreement with World Health Organization to donate 445,000 vials of AmBisome over five years. This donation is being used to treat more than 50,000 patients in resource-limited countries.

We also support many clinical studies through the donation of our products to help define the best treatment strategies in developing world countries. For example, we donated tenofovir for the Centre for the AIDS Programme of Research in South Africa (CAPRISA) 004 microbicide trial, which assessed the effectiveness and the safety of a tenofovir-based microbicide gel for the prevention of HIV infection in South African women. We also provide drugs for a number of innovative international studies investigating whether Viread or Truvada can prevent HIV transmission among at-risk, uninfected adults. This is a HIV prevention strategy called PrEP. With FDA approval for PrEP in 2012, Truvada became the first agent indicated for uninfected individuals to reduce the risk of acquiring HIV through sex.
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

•
Licenses with Generic Manufacturers. We have entered into non-exclusive license agreements with Indian generic manufacturers, granting them rights to produce and distribute generic versions of tenofovir disoproxil fumarate for the treatment of HIV infection to low income countries around the world, which includes India and many of the low income countries in our Gilead Access Program. The agreements require that the generic manufacturers meet certain national and international regulatory and quality standards and include technology transfers to enable expeditious production of large volumes of high quality generic versions of tenofovir disoproxil fumarate. In addition, these agreements allow for the manufacture of commercial quantities of both active pharmaceutical ingredient and finished product. In 2011, we expanded these non-exclusive license agreements to increase the number of countries included in the license, and also to include rights to cobicistat and elvitegravir, including generic versions of our combination product containing the four active ingredients of cobicistat, elvitegravir, tenofovir disoproxil fumarate and emtricitabine. We also included in these non-exclusive license agreements the ability to manufacture and distribute generic versions of tenofovir disoproxil fumarate for the treatment of HBV in the same countries where they are authorized to sell generic versions of tenofovir disoproxil fumarate for HIV. In August 2012, we announced new collaborations with Indian partners to produce and distribute generic emtricitabine in the developing world, including single tablet regimens containing emtricitabine and fixed-dose combinations of emtricitabine co-formulated with other Gilead HIV medicines.

•
Merck & Co., Inc. (Merck). In 2006, we entered into an agreement with an affiliate of Merck pursuant to which Gilead and Merck provide Atripla at substantially reduced prices to HIV infected patients in developing countries in Africa, the Caribbean, Latin America and Southeast Asia. Under the agreement, we manufacture Atripla using efavirenz supplied by Merck, and Merck handles distribution of the product in the countries covered by the agreement. In 2008, we also entered into an agreement with Merck to commercialize Atripla in over 30 low-middle income countries, including Brazil, Egypt and Mexico.

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

•
Medicines Patent Pool (the Pool). In 2011, we entered into an agreement with the Pool, an organization that was established by the United Nations to increase global access to high-quality, low-cost antiretroviral therapy through the sharing of patents. We granted the Pool a non-exclusive license to identify generic pharmaceutical manufacturers in India who specialize in high-quality production of generic medicines and granted sublicenses to those Indian manufacturers to manufacture and distribute generic versions of our antiretrovirals in the developing world. Sublicensees through the Pool will be free to develop combination products and pediatric formulations of our HIV medicines. We also granted the Pool the right to grant sublicenses to generic versions of the single tablet regimen consisting of elvitegravir, cobicistat, tenofovir disoproxil fumarate and emtricitabine and to our product candidates, elvitegravir and cobicistat, to those same generic pharmaceutical manufacturers in India for distribution in the developing world.

•
Janssen. In 2011, we expanded our agreement with Janssen to provide for distribution of Complera/Eviplera for the treatment of HIV in less developed countries and to enable the commercialization of generic versions of the product.

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
Our HIV Products
The HIV landscape is becoming more competitive and complex as treatment trends continue to evolve. A growing number of HIV drugs are currently sold or are in advanced stages of clinical development. Competition from current and expected competitors may erode the revenues we receive from sales of our HIV products. Of the 37 branded HIV drugs available in the United States, our products primarily compete with the fixed-dose combination products in the nucleotide/nucleoside reverse transcriptase inhibitors (NRTI) class, including Combivir (lamivudine/zidovudine), Epzicom/Kivexa (abacavir/lamivudine) and Trizivir (abacavir/lamivudine/zidovudine), each sold by a joint venture, ViiV Healthcare (ViiV), established by GSK and Pfizer and focused on HIV therapies. These products compete with Stribild, Complera/Eviplera, Atripla and Truvada. For Tybost, we compete with ritonavir, marketed by AbbVie Inc. (AbbVie). Our HIV products also compete broadly with HIV products from AbbVie, Boehringer Ingelheim GmbH, Merck, Roche and Janssen. In addition, Tivicay (dolutegravir), an integrase inhibitor, launched in the fourth quarter of 2013 by ViiV, could adversely impact sales of our HIV products.
We also face competition from generic HIV products. BMS's Videx EC (didanosine, ddI) became the first generic HIV product in the United States in 2004. GSK's Retrovir (zidovudine) faces competition in the United States as a result of the launch of generic zidovudine in 2005. BMS's Zerit (stavudine) faces competition in the United States as a result of the launch of generic stavudine in 2008. Epivir (lamivudine), marketed by ViiV, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Atripla, Truvada, Complera/Eviplera and Stribild. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and generic lamivudine is now available in the United States, Spain, Portugal and Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey, which resulted in an increase in the rebate for Viread in Turkey. Generic efavirenz, the active pharmaceutical ingredient in Sustiva and a component of our Atripla, is now available in Canada and Europe and we expect competition from generic efavirenz in the United States in 2015. This may put pricing pressure on our HIV products.
Our Liver Diseases Products
Our HCV product, Sovaldi, competes with Janssen's Olysio (simeprevir) in the United States and to a lesser extent with direct-acting antivirals, Victrelis (boceprevir), marketed by Merck and Incivek (telaprevir) marketed by Vertex Pharmaceuticals Incorporated.
Our HBV products, Viread and Hepsera, face significant competition from existing and expected therapies for treating patients with HBV, which may erode the revenues we receive from sales of our HBV products. Our HBV products face competition from Baraclude (entecavir), an oral nucleoside analog developed by BMS and launched in the United States in 2005 and Europe in 2011, and Tyzeka/Sebivo (telbivudine), an oral nucleoside analog developed by Novartis Pharmaceuticals Corporation (Novartis) for sale in the United States, the European Union and China.
Our HBV products also compete with Epivir-HBV/Zeffix (lamivudine), which was developed by GSK in collaboration with Shire plc and is sold in major countries throughout North and South America, Europe and Asia.
Viread and Hepsera for the treatment of HBV also compete with established immunomodulatory therapies, including Intron-A (interferon alfa-2b), which is sold by Merck in major countries throughout North and South America, Europe and Asia, and Pegasys (pegylated interferon alfa-2a), an injectable drug similar to Intron-A sold by Roche for the treatment of HBV.
Our Cardiovascular Products
Letairis competes directly with Tracleer (bosentan) and Opsumit (macitentan). Both drugs are sold by Actelion Pharmaceuticals US, Inc.. Letairis also competes with Adcirca (tadalafil) from United Therapeutics Corporation.
Ranexa competes predominantly with generic compounds from three distinct classes of drugs for the treatment of chronic angina in the United States, including generic and/or branded beta-blockers, calcium channel blockers and long-acting nitrates. In addition, surgical treatments and interventions such as coronary artery bypass grafting and percutaneous coronary intervention can be another option for angina patients, which may be perceived by healthcare practitioners as preferred methods to treat the cardiovascular disease that underlies and causes angina.
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

We are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of such formulations in Taiwan. These formulations may reduce market demand for AmBisome. The manufacture of lipid formulations of amphotericin B is very complex, and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association.
Vistide competes with a number of drugs that also treat cytomegalovirus retinitis, including Cytovene IV and Cytovene (ganciclovir), sold in intravenous and oral formulations, respectively, by Roche and as an ocular implant by Bausch & Lomb Incorporated; Valcyte (valganciclovir), also marketed by Roche; Foscavir (foscarnet), an intravenous drug sold by AstraZeneca PLC; and generic fomivirsen.
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
Collaborative Relationships
As part of our business strategy, we establish collaborations with other companies, universities and medical research institutions to assist in the clinical development and/or commercialization of certain of our products and product candidates and to provide support for our research programs. We also evaluate opportunities for acquiring products or rights to products and technologies that are complementary to our business from other companies, universities and medical research institutions. For more information regarding certain of these relationships, including their ongoing financial and accounting impact on our business, see Item 8, Note 9 Collaborative Arrangements in our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Commercial Collaborations
Although we currently have a number of collaborations with corporate partners for the manufacture, sale, distribution and/or marketing of our products in various territories worldwide, the following commercial collaborations are those that are most significant to us from a financial statement perspective and where significant ongoing collaboration activity exists.

•
BMS. In 2004, we entered into a collaboration arrangement with BMS to develop and commercialize the single tablet regimen of our Truvada and BMS's Sustiva (efavirenz) in the United States. This combination was approved for use in the United States in 2006 and is sold under the brand name Atripla. We and BMS structured this collaboration as a joint venture that operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. We and BMS granted royalty-free sublicenses to the joint venture for the use of our respective company owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. In 2006, we and BMS amended the joint venture's collaboration agreement to allow the joint venture to sell Atripla in Canada.The economic interests of the joint venture held by us and BMS (including share of revenues and out-of-pocket expenses) are based on the portion of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both our and BMS's respective economic interests in the joint venture may vary annually. Starting in 2011, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the United States, and the parties have reduced their joint promotional efforts since we launched Complera in August 2011 and Stribild in August 2012. The agreement will continue until terminated by the mutual agreement of the parties. In addition, either party may terminate the other party's participation in the collaboration within 30 days after the launch of at least one generic version of such other party's single agent products (or the double agent products). The terminating party then has the right to continue to sell Atripla and become the continuing party, but will be obligated to pay the terminated party certain royalties for a three-year period following the effective date of the termination.

In 2007, Gilead Sciences Limited, a wholly-owned subsidiary in Ireland, and BMS entered into a collaboration agreement under which we and BMS commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS's estimated net selling price of efavirenz in the European Territory. Starting in 2012, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the region. As of December 31, 2013 and 2012, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Consolidated Balance Sheets. The agreement will terminate upon the expiration of the last-to-expire patent which affords market exclusivity to Atripla or one of its components in the European Territory. In addition, either party may terminate the agreement for any reason and such termination will be effective two calendar quarters after notice of termination. The non-terminating party has the right to continue to sell Atripla and become the continuing party, but will be obligated to pay the terminating party certain royalties for a three-year period following the effective date of the termination. In the event the continuing party decides not to sell Atripla, the effective date of the termination will be the date Atripla is withdrawn in each country or the date on which a third party assumes distribution of Atripla, whichever is earlier.

•
Janssen. In 2009, we entered into a collaboration agreement with Janssen to develop and commercialize a fixed-dose combination of our Truvada and Janssen's rilpivirine. This combination was approved in the United States and European Union in 2011 and is sold under the brand name Complera in the United States and Eviplera in the European Union. Under the agreement, Janssen granted us an exclusive license to Complera/Eviplera worldwide excluding certain middle income and developing world countries and Japan. Neither party is restricted from combining its drugs with any other drug products.

We recorded €71.5 million (approximately $100.0 million) in reimbursable research and development (R&D) expenses incurred by Janssen in the development of rilpivirine through December 31, 2011. This was the maximum amount reimbursable under the terms of the agreement. We are responsible for manufacturing Complera/Eviplera and have the lead role in registration, distribution and commercialization of the product in the licensed countries. Janssen has exercised a right to co-detail the combination product in some of the countries where Gilead is the selling party.
In 2011 and 2013, we amended the collaboration agreement to include distribution of Complera/Eviplera to the rest of the world. We have the right to distribute the product in North America, Europe, Latin America (except Mexico), Australia and New Zealand, while Janssen has the right to distribute the product in the other regions, including Japan and Russia.
The price of the product is expected to be the sum of the price of Truvada and the price of rilpivirine purchased separately. The cost of rilpivirine purchased by us from Janssen for Complera/Eviplera is approximately the market price of rilpivirine, less a specified percentage of up to 30% in major markets.
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

•
Japan Tobacco. In 2005, we entered into a licensing agreement with Japan Tobacco, under which Japan Tobacco granted us exclusive rights to develop and commercialize elvitegravir, a novel HIV integrase inhibitor, in all countries of the world, excluding Japan, where Japan Tobacco would retain such rights. Under the agreement, we are responsible for seeking regulatory approval in our territories and are required to use diligent efforts to commercialize elvitegravir for the treatment of HIV infection. We bear all costs and expenses associated with such commercialization efforts. Under the terms of the agreement, we paid an up-front license fee of $15.0 million and are obligated to make total potential milestone payments of up to $90.0 million upon the achievement of certain clinical, regulatory and commercial objectives. Additionally, we are obligated to pay royalties based on any net sales in the territories where we market the product. Through December 31, 2013, we have made total milestone payments of $60.0 million. The agreement and our obligation to pay royalties to Japan Tobacco will terminate on a product-by-product basis as patents providing exclusivity for the product expire or, if later, on the tenth anniversary of commercial launch for such product. We may terminate the agreement for any reason in which case the license granted by Japan Tobacco to us would terminate. Either party may terminate the agreement in response to a material breach by the other party.

Research Collaborations
We also have a number of collaborations with partners for the R&D of certain compounds and drug candidates. None of our research collaborations rose to a level that is significant to us from a financial statement perspective and where significant ongoing collaboration activity exists.
Research and Development
Our R&D philosophy and strategy is to develop best-in-class drugs that improve safety or efficacy for unmet medical needs. We intend to continue committing significant resources to R&D opportunities and business development activity.
Our product development efforts cover a wide range of medical conditions, including HIV/AIDS and liver diseases such as HBV and HCV, inflammation/oncology and serious cardiovascular and respiratory conditions. We have research scientists in Foster City, Fremont, San Dimas and Oceanside, California; Branford, Connecticut; Seattle, Washington; and Alberta, Canada engaged in the discovery and development of new molecules and technologies that we hope will lead to the approval of new medicines addressing unmet needs.
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
Marketing Application Pending
Cobicistat
Cobicistat is a pharmacokinetic enhancer dosed once a day that boosts blood levels of certain HIV medicines. It was approved as a component of Stribild. In September 2013, the European Commission approved cobicistat, marketed as Tybost, as a stand- alone boosting agent for the HIV protease inhibitors atazanavir and darunavir as part of antiretroviral combination therapy in adults with HIV-1 infection.

Elvitegravir
Elvitegravir is an oral integrase inhibitor dosed once a day as part of combination therapy to treat HIV infection in adults. It was approved as a component of Stribild. In November 2013, the European Commission approved elvitegravir, marketed as Vitekta for the treatment of HIV infection in adults without known mutations associated with resistance to elvitegravir. Vitekta is indicated for use as part of HIV treatment regimens that include a ritonavir-boosted protease inhibitor.

Product in Phase 3
Single tablet regimen of TAF, elvitegravir, cobicistat and emtricitabine	A single tablet regimen of TAF, an NRTI, elvitegravir, cobicistat and emtricitabine is being evaluated for the treatment of HIV infection in treatment-naïve adults.
Product in Phase 2
Single tablet regimen of TAF, darunavir, cobicistat and emtricitabine	Under an agreement with Janssen, a single tablet regimen of TAF, darunavir, cobicistat and emtricitabine is being evaluated for the treatment of HIV infection.

Product Candidates for the Treatment of Liver Diseases

Product Candidates	Description
Marketing Application Pending
Fixed-dose combination of LDV/SOF	A fixed-dose combination of ledipasvir, an oral NS5A inhibitor, and sofosbuvir taken with and without RBV is under evaluation in Phase 3 trials for the treatment of HCV.
Products in Phase 3
TAF	TAF is an NRTI under evaluation for the treatment of HBV.
Products in Phase 2
Fixed-dose combination of sofosbuvir and GS-5816	A fixed-dose combination of sofosbuvir and GS-5816, a nucleotide NS5B inhibitor/pan-genotypic NS5A inhibitor, being evaluated for the treatment of HCV.
GS-4774	GS-4774 is a Tarmogen T cell immunity stimulator under evaluation for the treatment of HBV.
GS-9451	GS-9451 is an oral NS3 protease inhibitor being evaluated for the treatment of HCV.
GS-9669	GS-9669 is a non-nucleoside NS5B site 2 polymerase inhibitor under evaluation for the treatment of HCV.
Simtuzumab (GS-6624)	Simtuzumab is a monoclonal antibody being evaluated for the treatment of liver fibrosis, nonalcoholic steatohepatitis and primary sclerosing cholangitis.
Products in Phase 1
GS-5745	GS-5745 is a MMP9 mAb inhibitor being evaluated for the treatment of ulcerative colitis.
GS-9620	GS-9620 is an oral TLR-7 agonist being evaluated for the treatment of HBV and HCV.
Product Candidates for the Treatment of Oncology/Inflammation

Product Candidates	Description
Marketing Application Pending
Idelalisib
Idelalisib is a PI3K delta inhibitor antibody for the treatment of iNHL and CLL. In September 2013, we submitted an NDA to the FDA for approval of idelalisib for the treatment of iNHL. The FDA has set a target review date under the PDUFA of September 11, 2014. In December 2013, we submitted an NDA to the FDA for approval of idelalisib for the treatment of CLL. The PDUFA date for the filing is August 6, 2014. Our marketing authorization application for idelalisib for iNHL and CLL was validated by the EMA in November 2013.

Products in Phase 3
Momelotinib (GS-0387/CYT387)	Momelotinib or GS-0387, formerly known as CYT387, is a JAK inhibitor being evaluated for the treatment of myelofibrosis.
Products in Phase 2
GS-9820	GS-9820 is a PI3K delta inhibitor being evaluated for the potential treatment of lymphoid malignancies.
GS-9973	GS-9973 is a spleen tyrosine kinase (Syk) inhibitor being evaluated with hematological malignancies.
Simtuzumab	Simtuzumab is a monoclonal antibody being evaluated for the treatment of myelofibrosis, colorectal and pancreatic cancer.
Products in Phase 1
GS-5745	GS-5745 is a MMP9 maB inhibitor being evaluated for the treatment of solid tumors.

Product Candidates for the Treatment of Cardiovascular Diseases

Product Candidates	Description
Product in Phase 3
Ranolazine
Ranolazine is a late sodium current inhibitor approved for the treatment of chronic angina, which is being evaluated for the treatment of incomplete revascularization post-percutaneous coronary intervention and the treatment of type II diabetes.

Product in Phase 2
Ranolazine	Ranolazine is also being evaluated for the treatment of paroxysmal atrial fibrillation.
Product in Phase 1
GS-4997	GS-4977 is an ASK-1 inhibitor being evaluated for the treatment of diabetic nephropathy.
GS-6615	GS-6615 is a late sodium current inhibitor being evaluated for the treatment of LQT-3 Syndrome, hypertrophic cardiomyopathy and ventricular tachycardia/ventricular fibrillation.
Product Candidates for the Treatment of Respiratory Diseases

Product Candidates	Description
Product in Phase 2
GS-5806	GS-5806 is an inhalable small molecule antiviral fusion inhibitor being evaluated for the treatment of respiratory syncytial virus.
Simtuzumab	Simtuzumab is a monoclonal antibody being evaluated for the treatment of idiopathic pulmonary fibrosis.
In total, our R&D expenses for 2013 were $2.12 billion compared with $1.76 billion for 2012 and $1.23 billion for 2011. In addition to our internal discovery and clinical development programs, we seek to add to our portfolio of products through product acquisitions, licenses and collaborations. The following table shows some of our recent acquisitions:

Year	Company	Therapeutic area
2011	Arresto Biosciences, Inc.	Fibrotic diseases and cancer
2011	Calistoga Pharmaceuticals, Inc.	Cancer and inflammatory diseases
2012	Pharmasset, Inc.	Chronic HCV
2013	YM Biosciences Inc.	Hematological and immune cell disorders and inflammatory diseases and cancers
Our largest transaction was the acquisition of Pharmasset in 2012 for $11.05 billion. Pharmasset was a clinical-stage pharmaceutical company located in Princeton, New Jersey, committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset's primary focus was the development of oral therapeutics for the treatment of HCV infection. We received FDA and EMA approval of Sovaldi (sofosbuvir) and we filed an NDA for the fixed-dose combination of LDV/SOF for the treatment of HCV-infected patients in February 2014.
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

Phase 3 Product Candidates	Patent Expiration
Product Candidates for the Treatment of HIV	U.S.	E.U.
Single tablet regimen of TAF, elvitegravir, cobicistat and emtricitabine	2029	(2027)
Single tablet regimen of TAF and emtricitabine	2022	(2021)

Product Candidate for the Treatment of Liver Diseases
Single tablet regimen of LDV/SOF for the treatment of HCV	2030	(2030)
Single agent TAF for the treatment of HBV	2022	(2021)

Product Candidate for the Treatment of Oncology/Inflammation
Idelalisib for the treatment of CLL and iNHL	2025	(2025)
Momelotinib for the treatment of myelofibrosis	2030	(2028)
Product Candidate for the Treatment of Cardiovascular Diseases
Ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention and the treatment of type II diabetes	2019	2019

Dates in parentheses reflect the estimated expiration date of patents which may issue from currently pending applications. The estimated expiration dates do not include any potential additional exclusivity (e.g., patent term extension, supplementary protection certificates or pediatric exclusivity) that is not yet granted.

The following table shows the actual or estimated expiration dates (including Patent Term Extension, Supplementary Protection Certificates and/or Pediatric exclusivity where granted) in the United States and Europe for the primary (typically compound) patents for our marketed products. Patents do not cover the ranolazine compound, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained release formulation of ranolazine would achieve therapeutic plasma levels, patents were obtained on those formulations and the characteristic plasma levels they achieve. For our product that are single tablet regimens (e.g., Truvada, Atripla, Complera/Eviplera and Stribild), the estimated patent expiration dates provided correspond to the latest expiring compound patent for one of the active ingredients in the single tablet regimen.

Products	Patent Expiration
	U.S.	E.U.
Vistide	2010	2012
Hepsera	2014	2016
AmBisome	2016	2008
Macugen	2017	2017
Tamiflu	2017	2016
Letairis	2018	2020
Viread	2018*	2018
Ranexa	2019**	2023
Atripla	2021	2018
Cayston	2021	2021
Emtriva	2021	2016
Truvada	2021	2018
Lexiscan	2022	2025
Complera/Eviplera	2023	2022
Vitekta	***	2023
Sovaldi	2029	(2028)
Stribild	2029	(2027)
Tybost	***	(2027)

Dates in parentheses reflect the estimated expiration date of patents which may issue from currently pending applications. The estimated expiration dates do not include any potential additional exclusivity (e.g., patent term extension, supplementary protection certificates or pediatric exclusivity) that is not yet granted.

*
In 2013, Gilead and Teva Pharmaceuticals (Teva) reached an agreement in principle to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Viread, Truvada and Atripla products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law.

**
In 2013, Gilead and Lupin Limited (Lupin) reached an agreement to settle the patent litigation prior to issuance of the court’s decision. Under the agreement, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law.

*** This product is not yet approved in the U.S.
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
Patents covering certain of the active pharmaceutical ingredients of Stribild, Complera/Eviplera, Atripla, Truvada, Emtriva, Hepsera, Letairis, Vistide and Vitekta are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties. Patents do not cover the ranolazine compound, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained-release formulation of ranolazine would achieve therapeutic plasma levels, patents were obtained on those formulations and the characteristic plasma levels they achieve. Patents do not cover the active ingredients in AmBisome. In addition, we do not have patent filings in China or certain other Asian countries covering all forms of adefovir dipivoxil, the active ingredient in Hepsera. Asia is a major market for therapies for HBV, the indication for which Hepsera has been developed.

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
It is also very important that we do not infringe the valid patents of third parties. If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of a body of patents that may relate to our operation of Letairis Education and Access Program (LEAP), our restricted distribution program designed to support Letairis.
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
Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or other proceedings regarding the enforcement or validity of our existing patents or any future patents could result in the invalidation of our patents or substantially reduce their protection. From time to time, certain individuals or entities may challenge our patents.
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
Litigation Regarding Sofosbuvir
In January 2012, we acquired Pharmasset. Through the acquisition, we acquired sofosbuvir (formerly known as GS-7977), a nucleotide analog that acts to inhibit the replication of HCV. In December 2013, we received FDA approval of sofosbuvir, brand-named Sovaldi. We have received a number of contractual and intellectual property claims regarding sofosbuvir. We have carefully considered these claims both prior to and following the acquisition and believe they are without merit.
We own patents that claim sofosbuvir as a chemical entity and its metabolites. However, the existence of patents does not necessarily guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have, or obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing sofosbuvir. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of sofosbuvir. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by sofosbuvir, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all. Further, if any party is successful in establishing exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir would be adversely affected.
Contract Arbitration with Jeremy Clark
In March 2012, Jeremy Clark, a former employee of Pharmasset and inventor of U.S. Patent No. 7,429,572 patent, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in the U.S. District Court for the Northern District of Alabama in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572 patent, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which the court subsequently dismissed. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which the court denied. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. In June 2013, the arbitration panel issued its decision in favor of Pharmasset (now Gilead) and Dr. Schinazi. In August 2013, Gilead and Dr. Schinazi filed a motion in the U.S. District Court for the Northern District of Alabama seeking to have the court confirm the arbitration decision and Mr. Clark filed a motion seeking to vacate the arbitration decision. The court has not yet ruled on these motions.
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the arbitration demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc.
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 patent and Idenix Pharmaceuticals, Inc.'s (Idenix) pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128, a prodrug of a cytidine nucleoside analog that Pharmasset licensed to Roche. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application that led to Idenix’s U.S. Patent No. 7,608,600 patent (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware. If either or both of the Board’s decisions are reversed on appeal and the court determines that Idenix is entitled to their patent claims, and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in the United States. A decision by the District Court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).We believe that the claims in the Idenix application involved in the First Idenix Interference, and similar U.S. and foreign patents claiming the same compounds and metabolites, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191, which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that is the subject of the First Idenix Interference. Idenix has now asserted that our Canadian Patent No. 2,527,657, corresponding to our U.S. Patent No. 7,429,572 patent in the First Idenix Interference, is invalid. We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572 patent. The trial was held in November 2013. The court has not yet issued a decision. In August 2013, Idenix also filed a request for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7,429,572 patent. We filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian p atent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of sofosbuvir will infringe the Australian patent corresponding to the ‘600 patent. We may bring similar action in other countries in the future. Idenix has not been awarded patents on these compounds from the European Patent Office, Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada, Norway and Australia. If the courts hearing these proceedings determine that Idenix is entitled to their patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in that country.
In December 2013, after receiving Gilead’s request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. In the declaration of the Second Idenix Interference, the USPTO has initially designated Gilead as the junior party based upon the patent application filing dates appearing on the face of the ‘600 patent. On February 5, 2014, the USPTO issued an Order to Show Cause against Idenix in the Second Idenix Interference. The Order requires Idenix to explain why judgment should not be entered against it in the Second Idenix Interference in favor of Gilead based upon the outcome of the First Idenix Interference. The Order indicates that the claims in the ‘600 patent which are involved in the Second Idenix Interference are unpatentable due to Gilead prevailing in the First Idenix Interference and that Idenix will not be allowed to claim the benefit of the filing date of its earlier filed patent applications. We believe the Board’s determination in the First Idenix Interference that Idenix is not entitled the benefit of any of its earlier application filing dates, including the filing date of the ‘600 patent, will be equally applicable to the Second Idenix Interference. If we are correct, the Board may conclude that Gilead is the senior party in the Second Idenix Interference, consistent with the determination in the First Idenix Interference. In light of the Board’s conclusion in the First Idenix Interference that the application that led to the ‘600 patent does not teach how to make the claimed compounds, it is possible that the Board will make the same determination in the Second Idenix Interference and eliminate the need for the Board to address who was the first to invent the claimed methods of treating HCV. However, if the Board does consider who was the first to invent the claimed methods of treating HCV and ultimately concludes that Gilead was first, the claims in the '600 patent may be revoked. If the Board determines that Idenix was first to invent and is entitled to these patent claims, and it is determined in other proceedings that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. federal court. In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322 patent. We believe that the claims in the ‘600 patent are invalid and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and further determines that the ‘600 patent is infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
Also in December 2013, Idenix and UDSG sued us in U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597 patents. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and determines that these patents are infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the recent disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the pending claims of our U.S. Patent Application No. 13/491,446.
Litigation with Merck & Co., Inc.
In August 2013, Merck & Co., Inc. (Merck) contacted us requesting that we pay royalties on the sales of sofosbuvir and take a license to U.S. Patent No. 7,105,499 patent and U.S. Patent No. 8,481,712 patent, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 patents cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie recently obtained U.S. Patent Nos. 8,466,159 and 8,492,386 patents, which purport to claim the use of a combination of LDV/SOF for the treatment of HCV. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to combinations of ledipasvir and sofosbuvir. Certain of those applications were filed before AbbVie's recently issued patents. For this reason and others, we believe AbbVie's patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the PTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February 2014, AbbVie responded to our lawsuit by filing a lawsuit also in the U.S. District Court for the District of Delaware alleging that our LDV/SOF product will infringe their patents. We do not expect AbbVie's patents to block or delay the commercialization of our combination products. If the court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC.
Litigation with Generic Manufacturers
As part of the approval process for some of our products, the FDA granted a New Chemical Entity (NCE) exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drugs through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug.
Tenofovir Disoproxil Fumarate, Emtricitabine and Fixed-dose Combination of Emtricitabine, Tenofovir Disoproxil Fumarate and Efavirenz
In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In December 2008, we filed a lawsuit in U.S. District Court for the Southern District of New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court for the Southern District of New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to generic versions of our Atripla and Truvada products. In the notice related to Teva's ANDA for a generic version of Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In the notice related to Teva's ANDA for a generic version of Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In March 2010, we filed lawsuits against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, Bristol-Myers Squibb Company and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz. Because we filed our lawsuits within the requisite 45-day period provided in the Hatch Waxman Act, there were stays preventing FDA approval of Teva's ANDAs for 30 months or until a district court decision adverse to the patents. The 30-month stay for all three Teva ANDAs expired in July 2012. In April 2013, we and Teva reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in Atripla, Truvada and Viread. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law. On October 1, 2013, the court’s dismissal of the case pursuant to the settlement agreement between the parties became final. A trial in the lawsuit against Teva related to the U.S. patents protecting emtricitabine in Atripla and Truvada was held in October 2013. In February 2014, we and Teva reached an agreement in principle to settle the ongoing patent litigation concerning the emtricitabine patents that protect Atripla and Truvada. The terms of the settlement agreement are confidential. The settlement agreement will be filed with the Federal Trade Commission and Department of Justice as required by law.
In November 2011, we received notice that Teva submitted an abbreviated new drug submission (ANDS) to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS.
In December 2011, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck's patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In February 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS. In August 2012, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic version of Viread. In the notice, Teva alleges that two patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Viread, Truvada, and Atripla. In September 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS. Also in August 2012, Teva filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. We are currently defending that Impeachment Action. The requests for orders of prohibition in connection with all three of Teva’s ANDS filings (for Teva’s generic versions of Viread, Truvada and Atripla) were consolidated and a hearing on the consolidated requests for the orders of prohibition took place in September 2013. In December 2013, the court issued our requested order prohibiting the Canadian Minister of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patent in July 2017. Teva has appealed this decision and this decision does not ultimately resolve the validity challenges raised by Teva in the Impeachment Action. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products prior to the expiry of our patents. A trial in the Impeachment Action is scheduled for January 2015.
In July 2012, we received notice that Lupin Limited (Lupin) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Lupin alleges that four patents associated with emtricitabine and four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of a fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In August 2012, we filed a lawsuit against Lupin in U.S. District Court for the Southern District of New York for infringement of our patents. We anticipate a trial in this case in the fourth quarter of 2014. Either party can appeal a decision by the District Court to the CAFC. If Lupin is successful in invalidating our patents, Lupin may be able to launch generic version of our Truvada product prior to the expiry of our patents.
In July 2012, we received notice that Cipla Ltd. (Cipla) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Emtriva and a generic version of Viread. In the notice, Cipla alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Cipla's manufacture, use or sale of a generic version of emtricitabine and four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Cipla's manufacture, use or sale of a generic version of tenofovir disoproxil fumarate. In August 2012, we filed lawsuits against Cipla in U.S. District Court for the Southern District of New York for infringement of our patents. We anticipate a trial in this case in the fourth quarter of 2014. Either party can appeal a decision by the District Court to the CAFC. If Cipla is successful in invalidating our patents, Cipla may be able to launch generic versions of our Viread and/or Emtriva products prior to the expiry of our patents.
In October 2012, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Lupin alleges that four patents associated tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of tenofovir disoproxil fumarate. In October 2012, we filed a lawsuit against Lupin in U.S. District Court for the Southern District of New York for infringement of our patents. We anticipate a trial in this case in the fourth quarter of 2014. Either party can appeal a decision by the District Court to the CAFC. If Lupin is successful in invalidating our patents, Lupin may be able to launch generic version of our Viread product prior to the expiry of our patents.

Ranolazine
In June 2010, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of sustained release ranolazine. In the notice, Lupin alleged that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin in U.S. District Court for the District of New Jersey for infringement of our patents for Ranexa. The trial took place in April and May 2013. In August 2013, the parties reached agreement to settle the patent litigation prior to issuance of the court’s decision. Under the agreement, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law.
Tamiflu
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with oseltamivir phosphate is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and Roche filed a lawsuit against Natco in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reasons stated in Natco's notice letter. Natco has appealed this decision to the CAFC. A hearing on Natco’s appeal took place in January 2014. The court has not yet issued a decision in this appeal. If Natco is successful in the appeal, the case will be remanded to the U.S. District Court for the District of New Jersey for a full trial on the merits.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Emtriva and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
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
Manufacturing and Raw Materials
Our manufacturing strategy is to contract with third parties to manufacture the majority of our active pharmaceutical ingredients and solid dose products. We also rely on our corporate partners to manufacture certain of our products. Additionally, we own or lease manufacturing facilities in San Dimas and Oceanside, California; Edmonton, Alberta, Canada and Cork, Ireland, where we manufacture certain products and active pharmaceutical ingredients for clinical and commercial uses.
Manufacturing of our Products
We contract with third parties to manufacture certain products for clinical and commercial purposes, including Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Hepsera, Emtriva, Tybost, Vitekta, Sovaldi, Ranexa, AmBisome, Cayston and Vistide. We generally use multiple third-party contract manufacturers to manufacture the active pharmaceutical ingredients in our products. We are the exclusive manufacturer of ambrisentan, the active pharmaceutical ingredient of Letairis, although another supplier is qualified to make the active pharmaceutical ingredient in Letairis.

We also rely on third-party contract manufacturers to manufacture our tablet or capsule products. For example, we use multiple third-party contract manufacturers to tablet Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Tybost, Vitekta, Sovaldi, Letairis, Hepsera and Ranexa. Emtriva encapsulation is also completed by third-party contract manufacturers.
We also have manufacturing agreements with many of our corporate partners. Roche, by itself and through third parties, is responsible for manufacturing Tamiflu. Under our agreement with Roche, through a joint manufacturing committee composed of representatives from Roche and Gilead, we have the opportunity to review Roche's existing manufacturing capacity for Tamiflu and global plans for manufacturing Tamiflu. Astellas US LLC, our corporate partner for Lexiscan in the United States, is responsible for the commercial manufacture and supply of product in the United States and is dependent on a single supplier for the active pharmaceutical ingredient of Lexiscan.
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
Our Manufacturing Facilities
At our San Dimas, California manufacturing facility, we manufacture, package and label solid dosage oral form products. We also fill and package solid dosage form products, including Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Emtriva, Sovaldi and Ranexa, in their finished forms and label Hepsera at our facilities in San Dimas. We manufacture Cayston and AmBisome at our San Dimas facility. We depend on a single supplier for the active pharmaceutical ingredient in Cayston and for the high quality cholesterol and the active pharmaceutical ingredient used in the manufacture of AmBisome. Because we are the exclusive supplier of AmBisome, in the event of a disaster, including an earthquake, equipment failure or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome to meet market needs.
We utilize our Cork, Ireland facility primarily for solid dose tablet manufacturing of certain of our antiviral products, as well as product packaging activities. We fill and package drug product for Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Tybost, Tiveka and Sovaldi and label Hepsera and Emtriva at our facilities in Cork, Ireland. We also perform quality control testing, final labeling and secondary packaging of both Cayston and AmBisome and final release of many of our products for the European Union and elsewhere at this facility. We utilize our Cork, Ireland facility primarily for solid dose tablet manufacturing of certain of our antiviral products, as well as product packaging activities. We distribute our products to the European Union and other international markets from our Dublin, Ireland site.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in April 2013, the FDA conducted an inspection of our Foster City facility and issued Form 483 Inspectional Observations, which noted deficiencies in documentation and validation of certain quality testing procedures and methods. As a result of the observations, the FDA delivered Complete Response Letters notifying us that it was unable to approve our NDAs for elvitegravir and cobicistat as standalone agents. In mid-October 2013, the FDA completed its sofosbuvir pre-approval inspection of our Foster City facility. Following that inspection, the FDA issued additional Form 483 Inspectional Observations citing deficiencies related to testing and reconciliation of stability samples, testing protocols, testing of shipping samples, and procedures for calibrating test equipment. We recently completed and filed our responses to these observations with the FDA. If we are unable to remedy the deficiencies cited by the FDA in these inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. If approval of any of our product candidates, including idelalisib and the fixed-dose combination of LDV/SOF, were delayed or if production of our marketed products was interrupted, our anticipated revenues and our stock price would be adversely affected.
Access to Supplies and Materials
We need access to certain supplies and products to manufacture our products. In light of the global economic downturn, we have had increased difficulty in purchasing certain of the raw materials used in our manufacturing process. If we are unable to purchase sufficient quantities of these materials or find suitable alternate materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture our products would be limited, which would limit our ability to generate revenues. For example, a significant portion of the raw materials and intermediates used to manufacture our HIV and liver disease products (Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Emtriva, Tybost, Vitekta and Sovaldi) are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our HIV products to meet market needs and have a material and adverse effect on our operating results.
Seasonal Operations and Backlog
Our worldwide product sales do not reflect any significant degree of seasonality. However, our royalty revenues, which represented approximately 3% of our total revenues in 2013 and included Tamiflu royalties, are affected by seasonality. Royalty revenue that we recognize from Roche's sales of Tamiflu can be impacted by the severity of flu seasons and product delivery in response to the influenza pandemics.
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
Clinical Trials
If the FDA accepts the IND, the drug candidate can then be studied in human clinical trials to determine if the drug candidate is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are subject to considerable regulation, are as follows:

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
Drugs that treat serious or life threatening diseases and conditions that are not adequately addressed by existing drugs, and for which the development program is designed to address the unmet medical need, may be designated as fast track candidates by the FDA and may be eligible for accelerated and priority review. Drugs for the treatment of HIV infection that are designated for use under the U.S. President's Emergency Plan for AIDS Relief may also qualify for an expedited or priority review. Atripla, Truvada, Viread, Complera and Sovaldi received accelerated approval and priority reviews. Drugs receiving accelerated approval must be monitored in post-marketing clinical trials in order to confirm the safety and benefits of the drug.
Drugs are also subject to extensive regulation outside of the United States. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries of the European Union (which includes most major countries in Europe). If this centralized approval procedure is not used, approval in one country of the European Union can be used to obtain approval in another country of the European Union under one of two simplified application processes: the mutual recognition procedure or the decentralized procedure, both of which rely on the principle of mutual recognition. After receiving regulatory approval through any of the European registration procedures, separate pricing and reimbursement approvals are also required in most countries. The European Union also has requirements for approval of manufacturing facilities for all products that are approved for sale by the European regulatory authorities.
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
A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In the United States, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. Given the current economic downturn, we have experienced a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. As a result of this shift, revenue growth may be lower than prescription growth. Effective March 1, 2013, an automatic reduction in federal spending or “sequestration” is in effect. Under sequestration, across-the-board cuts have been implemented which could reduce the amount of federal and state funds to support ADAPs. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida's ADAP into industry-supported patient assistance programs. In prior quarters, because of the insufficiency of federal and state funds and as many states reduced eligibility criteria, we saw an increase in the number of patients on state ADAP wait lists, and we may see similar increases in future periods as a result of any reduction in federal and state ADAP support resulting from the sequestration. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.
In countries outside the United States, the success of our commercialized products, and any other product candidates we may develop, will depend largely on obtaining and maintaining government reimbursement, because in many countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with certain governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, tenders and profit control, and they expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase.
Recently, many countries in the European Union have increased the amount of discounts required on our products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. For example, in June 2010, Spain imposed an incremental discount on all branded drugs and in August 2010, Germany increased the rebate on prescription pharmaceuticals and froze the price of prescription pharmaceuticals. As generic drugs come to market, we may face price decreases for our products in some countries in the European Union. Further, cost containment pressures in the European Union, especially in Southern Europe, could lead to delays in the treatment of patients and also delay pricing approval, which could negatively impact the commercialization of new products.
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

•	we are required to extend rebates to patients receiving our products through Medicaid managed care organizations; and

•	we are required to provide a 50% discount on products sold to patients while they are in the Medicare Part D “donut hole.”
We, along with other pharmaceutical manufacturers of branded drug products, were required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax) of $2.8 billion for 2013, calculated based on select government sales during the 2011 calendar year as a percentage of total industry government sales.
The amount of the industry fee imposed on the pharmaceutical industry as a whole will increase from $2.8 billion in 2013 to $3.0 billion in 2014, with additional increases over the next several years to a peak of $4.1 billion per year in 2018, and then decrease to $2.8 billion in 2019 and thereafter. As the amount of the industry fee increases, our product sales increase and drug patents expire on major drugs of other companies, we expect our portion of the pharmaceutical excise tax to increase as well. We estimate our portion of the pharmaceutical excise tax to be approximately $150 - $170 million in 2014, compared to approximately $110 million in 2013 and approximately $85 million in 2012. The pharmaceutical excise tax is not tax deductible. Further, even though not addressed in the healthcare reform legislation, discussions continue at the federal level on legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers or set minimum requirements for Medicare Part D pricing.
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
Employees
As of January 31, 2014, we had approximately 6,100 full-time employees. We believe we have good relations with our employees.
Environment, Health and Safety
We have evaluated our current level of environmental impact and have identified ways to reduce our energy consumption. Some factors that contribute to our environmental impact include greenhouse gas emissions produced by employee commutes, the energy and water consumed by our facilities, and the use of hazardous materials such as chemicals, viruses and radioactive compounds in our R&D facilities. Pursuant to our evaluation, we have taken some initial measures to address these impacts. For example, we have established employee commuter programs, evaluated the energy efficiency of our buildings, and installed low-flow water fixtures. We have also implemented proactive programs to minimize the occurrence of hazardous materials incidents and to reduce the risk of accidental environmental contamination and worker injury.
We are subject to a number of laws and regulations that require compliance with federal, state, and local regulations regarding workplace safety and protection of the environment. We anticipate additional regulations in the near future. Laws and regulations are implemented and under consideration to mitigate the effects of climate change mainly caused by greenhouse gas emissions. Our business is not energy intensive. Therefore, we do not anticipate being subject to a cap and trade system or other mitigation measure that would materially impact our capital expenditures, operations, or competitive position. Based on current information, and subject to the finalization of proposed regulations, we believe that our primary risk related to climate change is increased energy costs. We use hazardous materials, chemicals, viruses and various radioactive compounds in our R&D activities and cannot eliminate the risk of accidental contamination or injury from these materials. Misuse or accidents involving hazardous materials could lead to significant litigation, fines, and penalties.
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
Transactions with Iran
We did not have any transactions with Iran during 2013 that would require disclosure in this Form 10-K.

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
A substantial portion of our revenues is derived from sales of our HIV products, particularly Atripla, Truvada, Stribild and Complera/Eviplera. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.
We currently depend on sales of our products for the treatment of human immunodeficiency virus (HIV) infection, particularly Atripla, Truvada, Stribild and Complera/Eviplera to support our existing operations. Most of our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. For the year ended December 31, 2013, Atripla, Truvada, Stribild and Complera/Eviplera product sales together were $8.13 billion, or 73% of our total revenues. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Stribild, Complera/Eviplera, Atripla, Truvada and Tybost, for any number of reasons including, but not limited to, the following:

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

•
As generic HIV products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, generic versions of Sustiva (efavirenz), a component of our Atripla, are now available in Canada and Europe and we expect competition from generic efavirenz in the United States in 2015. This may increase pricing pressure on our HIV products. Tivicay (dolutegravir), an integrase inhibitor, launched in the fourth quarter by ViiV Healthcare (ViiV) could impact sales of our HIV products.

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
In February 2014, we filed a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) for approval of the fixed-dose combination of ledipasvir/sofosbuvir (LDV/SOF) for genotype 1 patients, who represent a majority of patients infected with chronic hepatitis C virus (HCV) infection in the United States and Europe. If approved, LDV/SOF will likely only require genotype 1 HCV patients to take one pill, once per day for eight or 12 weeks without ribavirin (RBV) or pegylated interferon (peg-IFN) peg-IFN. We expect to file for approval of LDV/SOF in Europe in the first quarter of 2014. We have also filed marketing applications for idelalisib for the treatment of patients with indolent non-Hodgkin’s lymphoma (iNHL) and chronic lymphocytic leukemia (CLL).
These marking applications may not be approved by the FDA, European Medicines Agency (EMA) or other foreign regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products.

Our inability to accurately estimate demand for our products, the uptake of new products or the timing of fluctuations in the inventories maintained by customers makes it difficult for us to accurately forecast sales and may cause our revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We are unable to accurately estimate demand for our products, including uptake from new products as demand is dependent on a number of factors. For example, our HCV products, Sovaldi and LDV/SOF, if approved, represent a significant change in the treatment paradigm for HCV- infected patients due to the shortened duration of treatment and the reduction or elimination of the need for peg-IFN injection and RBV. Because these products are in a new therapeutic area for us and patient demand is dependent on a number of factors, revenues from these products in 2014 and beyond are difficult for us and investors to estimate. Since Sovaldi was recently approved and it is not clear when, or if, LDV/SOF will ultimately be approved, demand for these products will depend in part on the amount of their coverage under private and public insurance programs in the United States and our ability to obtain and maintain government reimbursement in countries outside the United States. In addition, doctors may choose to wait to treat their genotype 1 HCV- infected patients until later in 2014 or 2015 when they anticipate the approval and availability of LDV/SOF and another competitor’s all-oral regimen for the treatment of genotype 1 HCV-infected patients. Also, because our HCV products represent a significant change in the treatment paradigm of HCV infection and are highly anticipated by the medical and patient community, sales levels or prescription growth rates early in the launch may not be indicative of future results. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual revenues. To the extent Sovaldi revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
In 2013, approximately 80% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2013, strong wholesaler and sub-wholesaler purchases may result in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2014. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
In addition, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAPs), correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand. Federal and state budget pressures, including sequestration, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand. For example, in the first quarters of certain prior years, we observed large non-retail purchases by a number of state ADAPs that exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the global economic downturn and budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.
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

•
we, along with other pharmaceutical manufacturers of branded drug products, were required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax) of $2.8 billion for 2013, calculated based on select government sales during the 2011 calendar year as a percentage of total industry government sales.

The amount of the industry fee imposed on the pharmaceutical industry as a whole will increase from $2.8 billion in 2013 to $3.0 billion in 2014, with additional increases over the next several years to a peak of $4.1 billion per year in 2018, and then decrease to $2.8 billion in 2019 and thereafter. As the amount of the industry fee increases, our product sales increase and drug patents expire on major drugs of other companies, we expect our portion of the pharmaceutical excise tax to increase as well. We estimate our portion of the pharmaceutical excise tax to be approximately $150 - $170 million in 2014 compared to approximately $110 million in 2013 and approximately $85 million in 2012. The pharmaceutical excise tax is not tax deductible. Further, even though not addressed in the healthcare reform legislation, discussions continue at the federal level on legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers or set minimum requirements for Medicare Part D pricing.
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
A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In the United States, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. Given the current economic downturn, we have experienced a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. As a result of this shift, revenue growth may be lower than prescription growth. Effective March 1, 2013, an automatic reduction in federal spending or “sequestration” is in effect. Under sequestration, across-the-board cuts have been implemented which could reduce the amount of federal and state funds to support ADAPs. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida's ADAP into industry-supported patient assistance programs. In prior quarters, because of the insufficiency of federal and state funds and as many states reduced eligibility criteria, we saw an increase in the number of patients on state ADAP wait lists, and we may see similar increases in future periods as a result of any reduction in federal and state ADAP support resulting from the sequestration. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

In countries outside the United States, the success of our commercialized products, and any other product candidates we may develop, will depend largely on obtaining and maintaining government reimbursement, because in many countries patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with certain governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, tenders and profit control, and they expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase.
Recently, many countries in the European Union have increased the amount of discounts required on our products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. For example, in June 2010, Spain imposed an incremental discount on all branded drugs and in August 2010, Germany increased the rebate on prescription pharmaceuticals and froze the price of prescription pharmaceuticals. As generic drugs come to market, we may face price decreases for our products in some countries in the European Union. Further, cost containment pressures in the European Union, especially in Southern Europe, could lead to delays in the treatment of patients and also delay pricing approval, which could negatively impact the commercialization of new products.
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
We face significant competition.
We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from a joint venture established by GlaxoSmithKline Inc.(GSK) and Pfizer Inc. (Pfizer), ViiV Healthcare (ViiV), which markets fixed-dose combination products that compete with Stribild, Complera/Eviplera, Atripla and Truvada. For example, lamivudine, marketed by this joint venture, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Complera/Eviplera, Atripla and Truvada. For Tybost, we compete with ritonavir marketed by AbbVie Inc. (AbbVie). In addition, Tivicay (dolutegravir), an integrase inhibitor, launched in the fourth quarter of 2013 by ViiV, could adversely impact sales of our HIV products.
We also face competition from generic HIV products. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and generic lamivudine is now available in the United States, Spain, Portugal and Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey, which resulted in an increase in the rebate for Viread in Turkey. Generic versions of Sustiva (efavirenz), a component of our Atripla, are now available in Canada and Europe and we expect competition from generic efavirenz to be in the United States in 2015. This may increase pricing pressure on our HIV products.
Our HCV product, Sovaldi competes with Janssen R&D Ireland Olysio (simeprevir) in the United States and to a lesser extent with direct-acting antivirals, Victrelis (boceprevir) marketed by Merck & Co., Inc. (Merck) and Incivek (telaprevir) marketed by Vertex Pharmaceuticals Incorporated.
For Viread and Hepsera for treatment of chronic hepatitis B virus (HBV) infection, we compete primarily with products produced by GSK, Bristol-Myers Squibb Company (BMS) and Novartis Pharmaceuticals Corporation (Novartis) in the United States, the European Union and China.
For AmBisome, we compete primarily with products produced by Merck and Pfizer. In addition, we are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of such formulations and Taiwan. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association. Letairis competes directly with products produced by Actelion Pharmaceuticals US, Inc. and indirectly with pulmonary arterial hypertension products from United Therapeutics Corporation and Pfizer.
Ranexa competes predominantly with generic compounds from three distinct classes of drugs, beta-blockers, calcium channel blockers and long-acting nitrates for the treatment of chronic angina in the United States.
Cayston competes with a product marketed by Novartis. Tamiflu competes with products sold by GSK and generic competitors.
In addition, a number of companies are pursuing the development of technologies which are competitive with our existing products or research programs. These competing companies include specialized pharmaceutical firms and large pharmaceutical companies acting either independently or together with other pharmaceutical companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for competitive products or programs. If any of these competitors gain market share on our products, it could adversely affect our results of operations and stock price.
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA, the EMA and comparable regulatory agencies in other countries. We are continuing clinical trials for Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Emtriva, Tybost, Vitekta, Sovaldi, Hepsera, Letairis, Ranexa, AmBisome and Cayston for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.
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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in April 2013, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of bronchiectasis. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention and type II diabetes and our single tablet regimen of tenofovir alafenamide/elvitegravir/cobicistat/emtricitabine, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
The clinical trials required for regulatory approval of our products, as well as clinical trials we are required to conduct after approval, are very expensive. It is difficult to accurately predict or control the amount or timing of these expenses from quarter to quarter, and the FDA and/or other regulatory agencies may require more clinical testing than we originally anticipated. Uneven and unexpected spending on these programs, including on the clinical trials that will be necessary to advance our other product candidates, may cause our operating results to fluctuate from quarter to quarter and volatility in our stock price.
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
We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents. Patent applications are confidential for a period of time before a patent is issued. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent or first to file an application directed toward the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our products. In addition, if competitors file patent applications covering our technology, we may have to participate in litigation, interference or other proceedings to determine the right to a patent. Litigation, interference or other proceedings are unpredictable and expensive, such that, even if we are ultimately successful, our results of operations may be adversely affected by such events.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in "Legal Proceedings" beginning on page 47 and risk factor entitled "Litigation with generic manufacturers has reduced and may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 43.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. See a description of our litigation regarding sofosbuvir in the risk factor entitled "If any party is successful in establishing exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir could be adversely affected" beginning on page 39.
Furthermore, we also rely on unpatented trade secrets and improvements, unpatented internal know-how and technological innovation. In particular, a great deal of our liposomal manufacturing expertise, which is a key component of our liposomal technology, is not covered by patents but is instead protected as a trade secret. We protect these rights mainly through confidentiality agreements with our corporate partners, employees, consultants and vendors. These agreements provide that all confidential information developed or made known to an individual during the course of their relationship with us will be kept confidential and will not be used or disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions made by an individual while employed by us will be our exclusive property. We cannot be certain that these parties will comply with these confidentiality agreements, that we have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by our competitors. Under some of our R&D agreements, inventions become jointly owned by us and our corporate partner and in other cases become the exclusive property of one party. In certain circumstances, it can be difficult to determine who owns a particular invention and disputes could arise regarding those inventions. If our trade secrets or confidential information become known or independently discovered by competitors or if we enter into disputes over ownership of inventions, our business and results of operations could be adversely affected.
If any party is successful in establishing exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir could be adversely affected.
We own patents that claim sofosbuvir as a chemical entity and its metabolites. However, the existence of patents does not necessarily guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have, or obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing sofosbuvir. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of sofosbuvir. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by sofosbuvir, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all. Further, if any party is successful in establishing exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir would be adversely affected.
Contract Arbitration with Jeremy Clark
In March 2012, Jeremy Clark, a former employee of Pharmasset and inventor of U.S. Patent No. 7,429,572 patent, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in the U.S. District Court for the Northern District of Alabama in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572 patent, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which the court subsequently dismissed. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which the court denied.

In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. In June 2013, the arbitration panel issued its decision in favor of Pharmasset (now Gilead) and Dr. Schinazi. In August 2013, Gilead and Dr. Schinazi filed a motion in the U.S. District Court for the Northern District of Alabama seeking to have the court confirm the arbitration decision and Mr. Clark filed a motion seeking to vacate the arbitration decision. The court has not yet ruled on these motions.
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the arbitration demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc.
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 patent and Idenix Pharmaceuticals, Inc.'s (Idenix) pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128, a prodrug of a cytidine nucleoside analog that Pharmasset licensed to Roche. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application that led to Idenix’s U.S. Patent No. 7,608,600 patent (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware. If either or both of the Board’s decisions are reversed on appeal and the court determines that Idenix is entitled to their patent claims, and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in the United States. A decision by the District Court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).We believe that the claims in the Idenix application involved in the First Idenix Interference, and similar U.S. and foreign patents claiming the same compounds and metabolites, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191, which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that is the subject of the First Idenix Interference. Idenix has now asserted that our Canadian Patent No. 2,527,657, corresponding to our U.S. Patent No. 7,429,572 patent in the First Idenix Interference, is invalid. We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572 patent. The trial was held in November 2013. The court has not yet issued a decision. In August 2013, Idenix also filed a request for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7,429,572 patent. We filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of sofosbuvir will infringe the Australian patent corresponding to the ‘600 patent. We may bring similar action in other countries in the future. Idenix has not been awarded patents on these compounds from the European Patent Office, Japan or China. In the event such patents issue, we expect to challenge them in proceedings si milar to those we invoked in Canada, Norway and Australia. If the courts hearing these proceedings determine that Idenix is entitled to their patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in that country.
In December 2013, after receiving Gilead’s request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. In the declaration of the Second Idenix Interference, the USPTO has initially designated Gilead as the junior party based upon the patent application filing dates appearing on the face of the ‘600 patent. On February 5, 2014, the USPTO issued an Order to Show Cause against Idenix in the Second Idenix Interference. The Order requires Idenix to explain why judgment should not be entered against it in the Second Idenix Interference in favor of Gilead based upon the outcome of the First Idenix Interference. The Order indicates that the claims in the ‘600 patent which are involved in the Second Idenix Interference are unpatentable due to Gilead prevailing in the First Idenix Interference and that Idenix will not be allowed to claim the benefit of the filing date of its earlier filed patent applications. We believe the Board’s determination in the First Idenix Interference that Idenix is not entitled the benefit of any of its earlier application filing dates, including the filing date of the ‘600 patent, will be equally applicable to the Second Idenix Interference. If we are correct, the Board may conclude that Gilead is the senior party in the Second Idenix Interference, consistent with the determination in the First Idenix Interference. In light of the Board’s conclusion in the First Idenix Interference that the application that led to the ‘600 patent does not teach how to make the claimed compounds, it is possible that the Board will make the same determination in the Second Idenix Interference and eliminate the need for the Board to address who was the first to invent the claimed methods of treating HCV. However, if the Board does consider who was the first to invent the claimed methods of treating HCV and ultimately concludes that Gilead was first, the claims in the '600 patent may be revoked. If the Board determines that Idenix was first to invent and is entitled to these patent claims, and it is determined in other proceedings that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. federal court.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322 patent. We believe that the claims in the ‘600 patent are invalid and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and further determines that the ‘600 patent is infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
Also in December 2013, Idenix and UDSG sued us in U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597 patents. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and determines that these patents are infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the recent disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the pending claims of our U.S. Patent Application No. 13/491,446.
Litigation with Merck & Co., Inc.
In August 2013, Merck & Co., Inc. (Merck) contacted us requesting that we pay royalties on the sales of sofosbuvir and take a license to U.S. Patent No. 7,105,499 patent and U.S. Patent No. 8,481,712 patent, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 patents cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC.

Litigation with AbbVie, Inc. (AbbVie)
AbbVie recently obtained U.S. Patent Nos. 8,466,159 and 8,492,386 patents, which purport to claim the use of a combination of LDV/SOF for the treatment of HCV. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to combinations of ledipasvir and sofosbuvir. Certain of those applications were filed before AbbVie's recently issued patents. For this reason and others, we believe AbbVie's patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the PTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February 2014, AbbVie responded to our lawsuit by filing a lawsuit also in the U.S. District Court for the District of Delaware alleging that our LDV/SOF product will infringe their patents. We do not expect AbbVie's patents to block or delay the commercialization of our combination products. If the court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC.
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
In addition, we, our third-party manufacturers and our corporate partners may only be able to produce some of our products at one or a limited number of facilities and, therefore, have limited manufacturing capacity for certain products. For example, in 2012, due to unexpected delays both in qualifying two new external sites and with expanding Cayston manufacturing in San Dimas, we were unable to supply enough Cayston to fulfill our projected demand. From February through September 2012, we suspended access for patients with new prescriptions for Cayston, subject to certain exceptions where specific medical need existed. As a result of our inability to manufacture sufficient Cayston to meet demand, the amount of revenues we received from the sale of Cayston was reduced.
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in April 2013, the FDA conducted an inspection of our Foster City facility and issued Form 483 Inspectional Observations, which noted deficiencies in documentation and validation of certain quality testing procedures and methods. As a result of the observations, the FDA delivered Complete Response Letters notifying us that it was unable to approve our NDAs for elvitegravir and cobicistat as standalone agents. In mid-October 2013, the FDA completed its sofosbuvir pre-approval inspection of our Foster City facility. Following that inspection, the FDA issued additional Form 483 Inspectional Observations citing deficiencies related to testing and reconciliation of stability samples, testing protocols, testing of shipping samples, and procedures for calibrating test equipment. We recently completed and filed our responses to these observations with the FDA. If we are unable to remedy the deficiencies cited by the FDA in these inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. If approval of any of our product candidates, including idelalisib and LDV/SOF were delayed or if production of our marketed products was interrupted, our anticipated revenues and our stock price would be adversely affected.

We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which would limit our ability to generate revenues.
We need access to certain supplies and products to conduct our clinical trials and to manufacture our products. In light of the global economic downturn, we have had increased difficulty in purchasing certain of the raw materials used in our manufacturing processes. If we are unable to purchase sufficient quantities of these materials or find suitable alternate materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture our products would be limited, which would limit our ability to generate revenues.
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
In addition, we depend on a single supplier for high-quality cholesterol and active pharmaceutical ingredient, which is used in the manufacture of AmBisome. We also rely on a single source for the active pharmaceutical ingredient of Letairis. Astellas US LLC, which markets Lexiscan in the United States, is responsible for the commercial manufacture and supply of product in the United States and is dependent on a single supplier for the active pharmaceutical ingredient of Lexiscan. Problems with any of the single suppliers we depend on may negatively impact our development and commercialization efforts.
A significant portion of the raw materials and intermediates used to manufacture our HIV products (Sovaldi, Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Emtriva and Tybost) are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our HIV products to meet market needs and have a material and adverse effect on our operating results.
Litigation with generic manufacturers has reduced and may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry.
As part of the approval process for some of our products, the FDA granted a New Chemical Entity (NCE) exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drugs through an ANDA, the application form typically used by manufacturers seeking approval of a generic drug.
We received notices that generic manufacturers have submitted ANDAs to manufacture a generic version of Atripla, Truvada, Viread, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada. In April 2013, we and Teva Pharmaceuticals (Teva) reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Atripla, Truvada and Viread products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017.
In August 2013, we and Lupin Limited (Lupin) reached an agreement to settle the patent litigation concerning ten of the patents that protect Ranexa. Under the agreement, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019.

In February 2013, we and Teva reached an agreement in principle to settle the ongoing patent litigation concerning the emtricitabine patents that protect Atripla and Truvada. The terms of the settlement agreement are confidential. The settlement agreement will be filed with the Federal Trade Commission and Department of Justice as required by law.
Also in August 2012, Teva filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. In September 2013, a hearing on the consolidated requests for orders of prohibition in connection with all three of Teva’s ANDS filings (for Teva’s generic versions of Viread, Truvada, and Atripla) took place. In December 2013, the court issued our requested order prohibiting the Canadian Minister of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada, and Atripla products until expiry of our patent in July 2017. Teva appealed this decision and this decision of the court does not ultimately resolve the validity challenges raised by Teva in the Impeachment Action. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products prior to the expiry of our patents. A trial in the Impeachment Action is scheduled for January 2015.
We anticipate trials related to Lupin's ANDAs requesting permission to make a generic version of Truvada and Viread and an ANDA filed by Cipla Ltd. requesting permission to make generic versions of Emtriva and Viread to take place in the fourth quarter of 2014.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
We face credit risks from our Southern European customers that may adversely affect our results of operations.
Our European product sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Portugal and Spain have historically been, and continue to be, subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of December 31, 2013, our accounts receivable in these countries totaled approximately $845.7 million of which, $402.4 million were past due greater than 120 days and $175.7 million were past due greater than 365 days as follows (in thousands):

	December 31, 2013
	Greater than 120 days past due	Greater than 365 days past due
Spain	$286,477	$136,712
Portugal	55,920	12,231
Italy	53,983	25,971
Greece	6,015	745
Total	$402,395	$175,659
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to more than 125 countries participating in our Gilead Access Program, or Atripla, which Merck distributes at substantially reduced prices to HIV infected patients in developing countries under our 2006 agreement, our revenues would be adversely affected. In addition, we have established partnerships with Indian generic manufacturers to distribute high-quality, low-cost generic versions of tenofovir disoproxil fumarate to 112 developing world countries, including India. We expanded these agreements to include rights to Stribild, Tybost and Vitekta. We also entered into collaborations with certain Indian generic manufacturers to produce and distribute generic emtricitabine in the developing world, including single tablet regimens containing emtricitabine and fixed-dose combinations of emtricitabine co-formulated with our other HIV medicines. If generic versions of our medications under these licenses are then re-exported to the United States, Europe or other markets outside of these 112 countries, our revenues would be adversely affected.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Litigation Regarding Sofosbuvir, Litigation with Generic Manufacturers and the Department of Justice investigation; in "Legal Proceedings" beginning on page 47. The outcome of the lawsuits above, or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
In some countries, we may be required to grant compulsory licenses for our products or our patents may not be enforced.
In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, in the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic and H1N1 influenza generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government considered allowing Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada's Access to Medicines Regime. Furthermore, Roche issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India's Hetero Drugs Limited for India and certain developing countries. Should one or more compulsory licenses be issued permitting generic manufacturing to override our Tamiflu patents, or should Roche issue additional voluntary licenses to permit third-party manufacturing of Tamiflu, those developments could reduce royalties we receive from Roche's sales of Tamiflu. If we are required to grant compulsory licenses for our products, it could reduce our earnings and cash flows and harm our business.
In addition, certain countries do not permit enforcement of our patents, and third-party manufacturers are able to sell generic versions of our products in those countries. For example, in July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. This was the highest level of appeal available to us within the Brazilian patent authority. Because we do not currently have a patent in Brazil, the Brazilian government now purchases its supply of tenofovir disoproxil fumarate from generic manufacturers. Sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.
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
Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, our portion of the non-tax deductible pharmaceutical excise tax, the accounting for stock options and other share-based payments, mergers and acquisitions, the ability to manufacture product in our Cork, Ireland facility, the amortization of certain acquisition related intangibles for which we receive no tax benefit, expiration of the federal research tax credit, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our net income.
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
Our corporate headquarters is located in Foster City, California, where we house our administrative, manufacturing and R&D activities. We also have R&D facilities in Oceanside and Fremont, California; Seattle, Washington; Branford, Connecticut; and Alberta, Canada and manufacturing facilities in San Dimas, California and Cork, Ireland. Our global commercial operations include 20 offices throughout Europe, seven in Asia, one in South America and one in North America.
We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business. We believe our capital resources are sufficient to purchase, lease or construct any additional facilities required to meet our expected long-term growth needs.

ITEM 3.	LEGAL PROCEEDINGS
Litigation Regarding Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir (formerly known as GS-7977), a nucleotide analog that acts to inhibit the replication of HCV. In December 2013, we received U.S. Food and Drug Administration (FDA) approval of sofosbuvir, brand-named Sovaldi. We have received a number of contractual and intellectual property claims regarding sofosbuvir. We have carefully considered these claims both prior to and following the acquisition and believe they are without merit.
We own patents that claim sofosbuvir as a chemical entity and its metabolites. However, the existence of patents does not necessarily guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have, or obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing sofosbuvir. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of sofosbuvir. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by sofosbuvir, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all. Further, if any party is successful in establishing exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir would be adversely affected.
Contract Arbitration with Jeremy Clark
In March 2012, Jeremy Clark, a former employee of Pharmasset and inventor of U.S. Patent No. 7,429,572 patent, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in the U.S. District Court for the Northern District of Alabama in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572 patent, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which the court subsequently dismissed. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which the court denied. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. In June 2013, the arbitration panel issued its decision in favor of Pharmasset (now Gilead) and Dr. Schinazi. In August 2013, Gilead and Dr. Schinazi filed a motion in the U.S. District Court for the Northern District of Alabama seeking to have the court confirm the arbitration decision and Mr. Clark filed a motion seeking to vacate the arbitration decision. The court has not yet ruled on these motions.
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the arbitration demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc.
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 patent and Idenix Pharmaceuticals, Inc.'s (Idenix) pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128, a prodrug of a cytidine nucleoside analog that Pharmasset licensed to Roche. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application that led to Idenix’s U.S. Patent No. 7,608,600 patent (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware. If either or both of the Board’s decisions are reversed on appeal and the court determines that Idenix is entitled to their patent claims, and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in the United States. A decision by the District Court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).We believe that the claims in the Idenix application involved in the First Idenix Interference, and similar U.S. and foreign patents claiming the same compounds and metabolites, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191, which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that is the subject of the First Idenix Interference. Idenix has now asserted that our Canadian Patent No. 2,527,657, corresponding to our U.S. Patent No. 7,429,572 patent in the First Idenix Interference, is invalid. We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572 patent. The trial was held in November 2013. The court has not yet issued a decision. In August 2013, Idenix also filed a request for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7,429,572 patent. We filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of sofosbuvir will infringe the Australian patent corresponding to the ‘600 patent. We may bring similar action in other countries in the future. Idenix has not been awarded patents on these compounds from the European Patent Office, Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada, Norway and Australia. If the courts hearing these proceedings determine that Idenix is entitled to their patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in that country.
In December 2013, after receiving Gilead’s request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. In the declaration of the Second Idenix Interference, the USPTO has initially designated Gilead as the junior party based upon the patent application filing dates appearing on the face of the ‘600 patent. On February 5, 2014, the USPTO issued an Order to Show Cause against Idenix in the Second Idenix Interference. The Order requires Idenix to explain why judgment should not be entered against it in the Second Idenix Interference in favor of Gilead based upon the outcome of the First Idenix Interference. The Order indicates that the claims in the ‘600 patent which are involved in the Second Idenix Interference are unpatentable due to Gilead prevailing in the First Idenix Interference and that Idenix will not be allowed to claim the benefit of the filing date of its earlier filed patent applications. We believe the Board’s determination in the First Idenix Interference that Idenix is not entitled the benefit of any of its earlier application filing dates, including the filing date of the ‘600 patent, will be equally applicable to the Second Idenix Interference. If we are correct, the Board may conclude that Gilead is the senior party in the Second Idenix Interference, consistent with the determination in the First Idenix Interference. In light of the Board’s conclusion in the First Idenix Interference that the application that led to the ‘600 patent does not teach how to make the claimed compounds, it is possible that the Board will make the same determination in the Second Idenix Interference and eliminate the need for the Board to address who was the first to invent the claimed methods of treating HCV. However, if the Board does consider who was the first to invent the claimed methods of treating HCV and ultimately concludes that Gilead was first, the claims in the '600 patent may be revoked. If the Board determines that Idenix was first to invent and is entitled to these patent claims, and it is determined in other proceedings that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. federal court.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322 patent. We believe that the claims in the ‘600 patent are invalid and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and further determines that the ‘600 patent is infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
Also in December 2013, Idenix and UDSG sued us in U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597 patents. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and determines that these patents are infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the recent disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the pending claims of our U.S. Patent Application No. 13/491,446.
Litigation with Merck & Co., Inc.
In August 2013, Merck & Co., Inc. (Merck) contacted us requesting that we pay royalties on the sales of sofosbuvir and take a license to U.S. Patent No. 7,105,499 patent and U.S. Patent No. 8,481,712 patent, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 patents cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie recently obtained U.S. Patent Nos. 8,466,159 and 8,492,386 patents, which purport to claim the use of a combination of LDV/SOF for the treatment of HCV. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to combinations of ledipasvir and sofosbuvir. Certain of those applications were filed before AbbVie's recently issued patents. For this reason and others, we believe AbbVie's patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the PTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February 2014, AbbVie responded to our lawsuit by filing a lawsuit also in the U.S. District Court for the District of Delaware alleging that our LDV/SOF product will infringe their patents. We do not expect AbbVie's patents to block or delay the commercialization of our combination products. If the court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC.
Litigation with Generic Manufacturers
As part of the approval process for some of our products, the FDA granted a New Chemical Entity (NCE) exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drugs through an ANDA, the application form typically used by manufacturers seeking approval of a generic drug.
Tenofovir Disoproxil Fumarate, Emtricitabine and Fixed-dose Combination of Emtricitabine, Tenofovir Disoproxil Fumarate and Efavirenz
In November 2008, we received notice that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug application (ANDA) to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Teva alleges that two of the patents associated with emtricitabine, owned by Emory University and licensed exclusively to us, are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In December 2008, we filed a lawsuit in U.S. District Court for the Southern District of New York against Teva for infringement of the two emtricitabine patents. In March 2009, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva challenged the same two emtricitabine patents. In May 2009, we filed another lawsuit in U.S. District Court for the Southern District of New York against Teva for infringement of the two emtricitabine patents, and this lawsuit was consolidated with the lawsuit filed in December 2008. In January 2010, we received notice that Teva submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Teva challenged four of the tenofovir disoproxil fumarate patents protecting Viread. In January 2010, we also received notices from Teva amending its ANDAs related to generic versions of our Atripla and Truvada products. In the notice related to Teva's ANDA for a generic version of Atripla, Teva challenged four patents related to tenofovir disoproxil fumarate, two additional patents related to emtricitabine and two patents related to efavirenz. In the notice related to Teva's ANDA for a generic version of Truvada, Teva challenged four patents related to tenofovir disoproxil fumarate and two additional patents related to emtricitabine. In March 2010, we filed lawsuits against Teva for infringement of the four Viread patents and two additional emtricitabine patents. In March 2010, Bristol-Myers Squibb Company and Merck filed a lawsuit against Teva for infringement of the patents related to efavirenz. Because we filed our lawsuits within the requisite 45-day period provided in the Hatch Waxman Act, there were stays preventing FDA approval of Teva's ANDAs for 30 months or until a district court decision adverse to the patents. The 30-month stay for all three Teva ANDAs expired in July 2012. In April 2013, we and Teva reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in Atripla, Truvada and Viread. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law. On October 1, 2013, the court’s dismissal of the case pursuant to the settlement agreement between the parties became final. A trial in the lawsuit against Teva related to the U.S. patents protecting emtricitabine in Atripla and Truvada was held in October 2013. In February 2014, we and Teva reached an agreement in principle to settle the ongoing patent litigation concerning the emtricitabine patents that protect Atripla and Truvada. The terms of the settlement agreement are confidential. The settlement agreement will be filed with the Federal Trade Commission and Department of Justice as required by law.
In November 2011, we received notice that Teva submitted an abbreviated new drug submission (ANDS) to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS.
In December 2011, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck's patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In February 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS. In August 2012, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic version of Viread. In the notice, Teva alleges that two patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Viread, Truvada, and Atripla. In September 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS. Also in August 2012, Teva filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. We are currently defending that Impeachment Action. The requests for orders of prohibition in connection with all three of Teva’s ANDS filings (for Teva’s generic versions of Viread, Truvada and Atripla) were consolidated and a hearing on the consolidated requests for the orders of prohibition took place in September 2013. In December 2013, the court issued our requested order prohibiting the Canadian Ministry of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patent in July 2017. Teva has appealed this decision and this decision does not ultimately resolve the validity challenges raised by Teva in the Impeachment Action. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products prior to the expiry of our patents. A trial in the Impeachment Action is scheduled for January 2015.
In July 2012, we received notice that Lupin Limited (Lupin) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Lupin alleges that four patents associated with emtricitabine and four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of a fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In August 2012, we filed a lawsuit against Lupin in U.S. District Court for the Southern District of New York for infringement of our patents. We anticipate a trial in this case in the fourth quarter of 2014. Either party can appeal a decision by the District Court to the CAFC. If Lupin is successful in invalidating our patents, Lupin may be able to launch generic version of our Truvada product prior to the expiry of our patents.
In July 2012, we received notice that Cipla Ltd. (Cipla) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Emtriva and a generic version of Viread. In the notice, Cipla alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Cipla's manufacture, use or sale of a generic version of emtricitabine and four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Cipla's manufacture, use or sale of a generic version of tenofovir disoproxil fumarate. In August 2012, we filed lawsuits against Cipla in U.S. District Court for the Southern District of New York for infringement of our patents. We anticipate a trial in this case in the fourth quarter of 2014. Either party can appeal a decision by the District Court to the CAFC. If Cipla is successful in invalidating our patents, Cipla may be able to launch generic versions of our Viread and/or Emtriva products prior to the expiry of our patents.
In October 2012, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Lupin alleges that four patents associated tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of tenofovir disoproxil fumarate. In October 2012, we filed a lawsuit against Lupin in U.S. District Court for the Southern District of New York for infringement of our patents. We anticipate a trial in this case in the fourth quarter of 2014. Either party can appeal a decision by the District Court to the CAFC. If Lupin is successful in invalidating our patents, Lupin may be able to launch generic version of our Viread product prior to the expiry of our patents.
Ranolazine
In June 2010, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of sustained release ranolazine. In the notice, Lupin alleged that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin in U.S. District Court for the District of New Jersey for infringement of our patents for Ranexa. The trial took place in April and May 2013. In August 2013, the parties reached agreement to settle the patent litigation prior to issuance of the court’s decision. Under the agreement, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019. The settlement agreement was filed with the Federal Trade Commission and Department of Justice as required by law.
Tamiflu
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with oseltamivir phosphate is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and F. Hoffmann-La Roche Ltd. (Roche) filed a lawsuit against Natco in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reasons stated in

Natco's notice letter. Natco has appealed this decision to the CAFC. A hearing on Natco’s appeal took place in January 2014. The court has not yet issued a decision in this appeal. If Natco is successful in the appeal, the case will be remanded to the U.S. District Court for the District of New Jersey for a full trial on the merits.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Emtriva and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
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

	High	Low
2013
First Quarter	$49.48	$36.94
Second Quarter	$58.07	$46.53
Third Quarter	$64.74	$51.42
Fourth Quarter	$76.11	$58.81
2012
First Quarter	$28.02	$20.93
Second Quarter	$26.36	$22.71
Third Quarter	$33.88	$25.33
Fourth Quarter	$38.17	$32.43
As of February 14, 2014, we had 1,538,252,914 shares of common stock outstanding held by approximately 381 stockholders of record, which include shares held by a broker, bank or other nominee.
We have not paid cash dividends on our common stock since our inception. We expect to retain earnings primarily for use in the operation and expansion of our business, and therefore, do not anticipate paying any cash dividends in the near future.
Performance Graph (1)
The following graph compares our total stockholder returns for the past five years to two indices: the Standard & Poor's 500 Stock Index, labeled S&P 500 Index; and the Nasdaq Biotechnology Index, labeled NBI Index. The total return for each index assumes the reinvestment of all dividends, if any, paid by companies included in these indices and are calculated as of December 31 of each year.
We are a composite member of each of the S&P 500 Index and the NBI Index, and we intend to use these indices as comparators for our stock performance for the purposes of the following graph going forward. As a composite member of the S&P 500 Index, we are required under applicable regulations to use this index as a comparator, and we believe the NBI Index is a relevant comparator since it is composed of peer companies in lines-of-business similar to ours.
The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return on Investment for the Past Five Years (2)

350
300
250
200
150
100
50
0
12/31/2008
3/31/2009
6/30/2009
9/30/2009
12/31/2009
3/31/2010
6/30/2010
9/30/2010
12/31/2010
3/31/2011
6/30/2011
9/30/2011
12/30/2011
3/30/2012
6/30/2012
9/28/2012
12/31/2012
3/29/2013
6/28/2013
9/30/2013
12/31/2013
Gilead Sciences
NBI Index
S&P500 Index

(1)
This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Shows the cumulative return on investment assuming an investment of $100 in our common stock, the NBI Index and the S&P 500 Index on December 31, 2008.
Issuer Purchases of Equity Securities
As of December 31, 2013, we have repurchased $1.65 billion of our common stock under our January 2011, three-year, $5.00 billion stock repurchase program, which will expire in September 2014. During 2013, we spent a total of $582.2 million to repurchase and retire approximately 9.6 million shares of our common stock at an average purchase price of $60.78 per share. See Item 8, Note 12, Stockholders' Equity in our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our stock repurchase programs. The table below summarizes our stock repurchase activity for the three months ended December 31, 2013 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	(1)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program	(1)
October 1 - October 31, 2013	2,561		$65.28	2,511		$3,583,884
November 1 - November 30, 2013	2,212		$69.86	1,938		$3,447,902
December 1 - December 31, 2013	1,403		$72.44	1,381		$3,347,876
Total	6,176	(2)	$68.55	5,830	(2)

(1)	In January 2011, we announced that our Board authorized a three-year, $5.00 billion stock repurchase program, which will expire in September 2014.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy our applicable tax withholding obligations.

ITEM 6.	SELECTED FINANCIAL DATA
GILEAD SCIENCES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
CONSOLIDATED STATEMENT OF INCOME DATA:
Total revenues	$11,201,688	$9,702,517	$8,385,385	$7,949,420	$7,011,383
Total costs and expenses (1)	$6,677,689	$5,692,342	$4,595,544	$3,987,198	$3,482,162
Income from operations	$4,523,999	$4,010,175	$3,789,841	$3,962,222	$3,529,221
Provision for income taxes	$1,150,933	$1,038,381	$861,945	$1,023,799	$876,364
Net income attributable to Gilead	$3,074,808	$2,591,566	$2,803,637	$2,901,257	$2,635,755
Net income per share attributable to Gilead common stockholders-basic	$2.01	$1.71	$1.81	$1.69	$1.46
Shares used in per share calculation-basic	1,528,620	1,514,621	1,549,806	1,712,120	1,809,208
Net income per share attributable to Gilead common stockholders-diluted	$1.81	$1.64	$1.77	$1.66	$1.41
Shares used in per share calculation-diluted	1,694,747	1,582,549	1,580,236	1,746,792	1,868,218

	December 31,
	2013	2012	2011	2010	2009
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$2,570,590	$2,582,086	$9,963,972	$5,318,071	$3,904,846
Working capital (2)	$948,332	$1,918,450	$11,431,584	$3,271,267	$2,963,066
Total assets (3)	$22,496,785	$21,239,838	$17,303,134	$11,592,630	$9,698,559
Other long-term obligations (2)	$156,647	$249,973	$175,325	$55,536	$58,057
Convertible senior notes, senior unsecured notes and credit facility (4)	$6,635,678	$8,223,988	$7,605,734	$3,477,564	$1,155,443
Retained earnings	$6,105,244	$3,704,744	$1,776,760	$1,183,730	$1,995,272
Total stockholders' equity (2)	$11,744,501	$9,543,722	$6,867,349	$6,121,837	$6,505,158

(1)
During 2012, we recorded $100.1 million and $93.8 million of stock-based compensation in research and development (R&D) expenses and selling, general and administrative expenses, respectively, related to the acquisition of Pharmasset, Inc. (Pharmasset).

During 2011, we recorded $26.6 million of impairment charges in R&D expenses related to certain in-process research and development (IPR&D) assets acquired from CGI Pharmaceuticals, Inc.
During 2010, we recorded $136.0 million of impairment charges in R&D expenses related to certain IPR&D assets acquired from CV Therapeutics, Inc. (CV Therapeutics).
(2)	Certain prior period amounts have been reclassified to conform to the current presentation.
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
(4)
During 2013, we repaid $1.52 billion of principal balance of convertible senior notes and repaid $150.0 million under the five-year revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement).

During 2012, we borrowed $750.0 million under our Five-Year Revolving Credit Agreement.
During 2011, we issued $4.70 billion principal amount of senior unsecured notes in registered offerings.
During 2010, we issued $2.50 billion principal amount of convertible senior notes in a private placement.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements and other disclosures included in this Annual Report on Form 10-K (including the disclosures under Item 1A, Risk Factors). Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Management Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and experimental drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. Gilead's primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as hepatitis B virus (HBV) infection and hepatitis C virus (HCV) infection, oncology/inflammation and serious cardiovascular and respiratory conditions. Headquartered in Foster City, California, we have operations in North and South America, Europe and Asia-Pacific. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.
Our product portfolio is comprised of Stribild®, Complera®/Eviplera®, Atripla®, Truvada®, Viread®, Emtriva®, Tybost®, Sovaldi®, Hepsera®, Vitekta®, Letairis®, Ranexa®, Cayston®, AmBisome® and Vistide®.
Business Highlights
During 2013, we continued to advance our product pipeline across all therapeutic areas. We made significant progress, particularly in our Phase 3 studies in oncology, liver diseases and HIV. The combination of our existing internal research programs, acquisitions and partnerships will allow us to continue bringing innovative therapies to individuals who are living with unmet medical needs. Below is a summary of our key accomplishments:

•	expanded our single tablet regimen (STR) products with the European launch of Stribild in 14 countries;

•
received U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) approval of Complera/Eviplera for use among certain adult patients switching from another stable antiretroviral regimen;

•	received EMA approval for once-daily Tybost, a pharmacokinetic enhancer that boosts blood levels of certain HIV medicines;

•	received EMA approval for Vitekta, an integrase inhibitor for the treatment of HIV-1 infection in adults without known mutations associated with resistance to elvitegravir;

•	advanced the clinical development of tenofovir alafenamide (TAF) as a once-daily single tablet regimen for the treatment of HIV-1 infection to Phase 3 clinical trials;

•
received approval from the FDA and Health Canada in December 2013 for Sovaldi (sofosbuvir), a once daily oral regimen for the treatment of HCV as a component of a combination of antiviral treatment regimens; received approval from the EMA for Sovaldi in January 2014;

•
announced positive interim results from three Phase 3 clinical studies (ION-1, ION-2 and ION-3) evaluating the once-daily fixed-dose combination of ledipasvir/sofosbuvir (LDV/SOF), with and without ribavirin (RBV), for the treatment of genotype 1 HCV infection; filed a new drug application (NDA) for the fixed-dose combination of LDV/SOF in February 2014;

•
submitted an NDA to the FDA for approval of idelalisib for the treatment of patients with indolent non-Hodgkin's lymphoma (iNHL) and chronic lymphocytic leukemia (CLL). We also filed for approval of idelalisib for treatment of iNHL and CLL with the EMA on October 28, 2013. In January 2014, the FDA accepted our NDA for iNHL and set a target review date of September 11, 2014 under the Prescription Drug User Fee Act (PDUFA). In February 2014, the FDA, which previously granted Breakthrough Therapy designation for idelalisib in CLL, accepted our NDA and set a target review date of August 6, 2014 under the PDUFA; and

•
completed the acquisition of YM Biosciences Inc. (YM), through which we acquired momelotinib, an orally administered, once-daily candidate for hematologic cancers and advanced the clinical development of momelotinib to Phase 3 clinical trials.

Outlook 2014
In 2014, we will continue to focus on our key operating objectives which include continued progression of our product pipeline and continued uptake of our commercial products. From a research and development (R&D) perspective, we will continue to invest in our various ongoing clinical studies, which support both our existing products and pipeline of new drug candidates. We expect to move forward on a number of late-stage clinical studies for new product candidates and plan to file marketing applications for various therapeutic areas.
From a commercial perspective, during 2013, we began to build-out our commercial organization to support the launch of Sovaldi in the United States and Canada in December 2013. In January 2014, we received approval from the EMA for Sovaldi in all 28 countries of the European Union. Sovaldi represents a significant shift in the treatment paradigm for certain HCV patients around the world. During 2014, we plan to further the build-out and expansion of our international commercial infrastructure particularly in Europe and Asia to support the Sovaldi launches and increase marketing and sales efforts related to the anticipated launch of our first oncology product, idelalisib.
We continue to monitor conditions in the macroeconomic environment that could affect our ability to achieve our goals, such as changes in the reimbursement and payor landscape as well as legislation that may delay or impact funding for AIDS Drug Assistance Programs (ADAPs) in the United States, a worsening of economic conditions in certain key markets, particularly in Europe, patent expirations of competitive products and the launch of generic competitors, government pricing pressures internationally and the potential volatility in foreign currency exchange rates. We will adjust our business processes, as appropriate, to attempt to mitigate these risks to our business.
We expect that our product pipeline investments and expanding commercial infrastructure will enable us to execute on our 2014 operating objectives.
2013 Financial Highlights
During 2013, we delivered strong financial performance and continued to invest in our product pipeline. Total revenues grew 15% to $11.20 billion and total product sales grew 15% to $10.80 billion, compared to 2012 driven primarily by an increase in antiviral product sales.
R&D expenses increased 20% to $2.12 billion for 2013 compared to 2012 due to progression of our clinical studies, particularly Phase 3 studies in oncology, liver diseases and HIV. Selling, general and administrative (SG&A) expenses increased 16% to $1.70 billion for 2013 compared to 2012 due to the ongoing growth and expansion of our business, including commercial expansion related to the launch of Sovaldi.
Net income attributable to Gilead for 2013 was $3.07 billion or $1.81 per diluted share, compared to $2.59 billion or $1.64 per diluted share in 2012, due to the increase in total revenues, partially offset by an increase in R&D and SG&A expenses.
During 2013, we generated $3.10 billion in operating cash flows, paid $1.04 billion for the warrants related to our May 2013 Notes that settled in August 2013, repaid $1.67 billion in debt net of proceeds from convertible note hedges and utilized $378.6 million for the acquisition of YM, net of cash acquired.
Results of Operations
Total Revenues
Total revenues include product sales, royalty revenues, and contract and other revenues. Total revenues increased 15% to $11.20 billion in 2013, compared to 2012 and increased 16% to $9.70 billion in 2012 compared to $8.39 billion in 2011. Product sales represented 96% of total revenues in 2013 and 97% of total revenues in 2012 and 2011. Royalty revenues represented 3% of total revenues during 2013, 2012 and 2011.
Product Sales
Total product sales were $10.80 billion in 2013, an increase of 15% over total product sales of $9.40 billion in 2012, driven primarily by the continued uptake of our STR products, primarily Stribild and Complera/Eviplera. Cardiovascular product sales consisting of Letairis and Ranexa, increased 24% to $968.6 million in 2013 compared to $783.0 million in 2012. Total product sales were $9.40 billion in 2012, an increase of 16% over total product sales of $8.10 billion in 2011, driven primarily by continued growth in sales of our antiviral products, including Atripla, Truvada and Complera/Eviplera.
Product sales in the United States increased 20% for 2013 to $6.65 billion compared to $5.54 billion in 2012, driven by sales growth of our STR products, specifically Stribild and Complera as well as the launch of our newest product, Sovaldi.

During the fourth quarters of 2013 and 2012, we noted strong wholesaler and sub-wholesaler purchases in anticipation of price increases effective January 1. We estimate that during the fourth quarter of 2013, sales exceeded demand by approximately $130 - $150 million and $80 - $100 million during the same period in 2012. Based on our observations during the first quarter of 2013, this may result in inventory draw-downs during the first quarter of 2014.
Approximately 40% of our product sales are generated outside the United States and as a result, we face exposure to adverse movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange forward contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact of $64.8 million on our 2013 revenues compared to 2012 and an unfavorable impact of $57.1 million on our 2012 revenues compared to 2011.
Product sales in Europe increased 6% in 2013 to $3.33 billion compared to $3.14 billion in 2012, driven primarily by higher underlying demand for our antiviral products, specifically Eviplera, partially offset by decreases in the average net selling price. Product sales in Europe increased 6% in 2012 to $3.14 billion compared to $2.96 billion in 2011, driven primarily by higher underlying demand in our antiviral franchise. Antiviral product sales in Europe totaled $2.87 billion in 2012, an increase of 6% compared to $2.71 billion in 2011, driven primarily by the sales of Atripla and Truvada. Foreign currency exchange, net of hedges, had an unfavorable impact of $55.3 million on our European product sales in 2013 compared to 2012 and an unfavorable impact of $68.9 million on our European product sales in 2012 compared to 2011.
In light of the fiscal and debt crises experienced by several countries in the European Union, several governments have announced or implemented measures to manage healthcare expenditures. Although to date, we have paid rebates in countries outside the United States, payments made to foreign governments do not represent a significant portion of our government rebates and chargebacks or percentage of total product sales in foreign locations. However, we continue to experience pricing pressure, such as increases in the amount of discounts required on our products and delayed reimbursement which could negatively impact our future product sales and results of operations.
We expect our total product sales to grow in 2014, as we realize the full year impact of sales of Sovaldi and continued uptake of our commercial products, primarily our single tablet regimens. We believe this growth could be tempered by pricing pressures in certain European territories, the impact of generic efavirenz, now available in Canada and Europe, potential volatility in foreign currency exchange rates and changes in the macroeconomic environment.
Government Rebates and Chargebacks
U.S. government rebates and chargebacks deducted from gross product sales increased 19% to $3.08 billion in 2013 from $2.59 billion in 2012 and increased 39% from $1.86 billion in 2011, representing 21% of total gross product sales in both 2013 and 2012 and 17% of total gross product sales in 2011. In March 2010, healthcare reform legislation was adopted in the United States that required further rebates or discounts on products reimbursed or paid for by various public payers, such as Medicaid and other entities eligible to purchase discounted products. As a result of this legislation and the impact of the economic downturn, our total rebates and chargebacks have increased as we have experienced changes in our payer mix. Specifically, we believe that certain patients previously covered by private insurance have moved to public reimbursement programs. As a result, we expect government rebates and chargebacks as a percentage of total gross product sales will continue to increase.

The following table summarizes the period over period changes in our product sales:

(In thousands, except percentages)	2013	Change	2012	Change	2011
Antiviral products:
Atripla	$3,648,496	2%	$3,574,483	11%	$3,224,518
Truvada	3,135,771	(1)%	3,181,110	11%	2,875,141
Viread	958,969	13%	848,697	15%	737,867
Complera/Eviplera	809,452	137%	342,200	783%	38,747
Stribild	539,256	837%	57,536	—%	—
Sovaldi	139,435	—%	—	—%	—
Hepsera	81,095	(25)%	108,315	(25)%	144,679
Emtriva	27,405	(7)%	29,449	2%	28,764
Total antiviral products	9,339,879	15%	8,141,790	15%	7,049,716
Letairis	519,966	27%	410,054	40%	293,426
Ranexa	448,624	20%	372,949	17%	320,004
AmBisome	351,827	1%	346,646	5%	330,156
Other products	143,399	13%	126,932	16%	109,057
Total product sales	$10,803,695	15%	$9,398,371	16%	$8,102,359
Antiviral Products
Antiviral product sales increased by 15% in 2013 compared to 2012 and 2012 compared to 2011.

•	Atripla
In 2013, increases in Atripla sales were driven primarily by an increase in the average net selling price. In 2012, Atripla sales were driven primarily by sales volume growth in the United States. Atripla sales accounted for 39%, 44% and 46% of our total antiviral product sales for 2013, 2012 and 2011, respectively. The efavirenz component of Atripla, which has a gross margin of zero, comprised $1.40 billion, $1.34 billion and $1.21 billion of our Atripla sales in 2013, 2012 and 2011, respectively.
A generic version of Bristol-Myers Squibb Company's Sustiva (efavirenz), a component of our Atripla, was made available in Canada and Europe in 2013 and will be made available in the United States in 2015. As a result, we expect increased competitive pricing pressure on our future Atripla sales.

•	Truvada
In 2013, decreases in Truvada sales were due to a decrease in sales volume, partially offset by an increase in average net selling price. In 2012, Truvada sales were driven primarily by sales volume growth in the United States. Truvada sales accounted for 34%, 39% and 41% of our total antiviral product sales for 2013, 2012 and 2011, respectively. Future sales of Truvada could be impacted by patients switching to a different STR regimen.

•	Complera/Eviplera
In 2013, increases in Complera/Eviplera sales were driven primarily by sales volume growth in Europe and the United States. In 2012, Complera/Eviplera sales increased due primarily to sales volume growth in the United States. Complera was approved in the United States in August 2011, and Eviplera was approved in the European Union in November 2011. During 2013, we estimate that Complera became the number two most-prescribed regimen in treatment naïve HIV patients in the United States and the number one most-prescribed regimen in treatment naïve HIV patients in Europe's Big 5 markets, the United Kingdom, France, Germany, Italy and Spain.

•	Stribild
In 2013 and 2012, increases in sales of Stribild were driven primarily by sales volume growth in the United States. Stribild was approved in the United States in August 2012 and in Europe in May 2013. During 2013, we estimate that Stribild became the number one most-prescribed regimen in treatment naïve HIV patients in the United States.

•	Sovaldi
In December 2013, the FDA approved Sovaldi for the treatment of HCV. Sovaldi sales totaled $139.4 million in 2013, of which we estimate that approximately half related to initial inventory stocking by wholesalers and sub-wholesalers.

Cardiovascular Products
Our cardiovascular products, which include Letairis and Ranexa increased due primarily to sales volume growth.
Royalty Revenues
The following table summarizes the period over period changes in our royalty revenues:

(In thousands, except percentages)	2013	Change	2012	Change	2011
Royalty revenues	$383,849	32%	$290,523	8%	$268,827
Royalty revenues increased 32% for 2013 compared to 2012, due to higher royalty revenues from F. Hoffmann-La Roche Ltd (Roche) as a result of an increase in the number of patients treated for influenza with Tamiflu. Royalty revenues increased 8% for 2012 compared to 2011, driven primarily by higher royalty revenues from GlaxoSmithKline, Inc., Japan Tobacco Inc. and Astellas US LLC partially offset by lower Tamiflu royalties from Roche. Tamiflu royalties from Roche contributed $134.7 million, $43.7 million and $75.5 million to total royalty revenues in 2013, 2012 and 2011 respectively. We recognize royalties on Tamiflu sales by Roche in the quarter following the quarter in which the corresponding sales occur.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period over period changes in our product sales, cost of goods sold and product gross margin:

(In thousands, except percentages)	2013	Change	2012	Change	2011
Total product sales	$10,803,695	15%	$9,398,371	16%	$8,102,359
Cost of goods sold	$2,858,502	16%	$2,471,363	16%	$2,124,410
Product gross margin	74%		74%		74%
Our product gross margin for 2013 was consistent with our product gross margin for 2012 and 2011. Our product gross margin for the fourth quarter of 2013 was 71.8% and included $58.3 million in amortization expense related to the transition of the in-process research and development (IPR&D) asset, from an indefinite-lived to finite-lived intangible asset upon the FDA approval and commercial launch of Sovaldi. In 2014, we expect to recognize the full year impact of amortization of approximately $700.0 million related to Sovaldi.
Research and Development Expenses
The following table summarizes the period over period changes in R&D expenses:

(In thousands, except percentages)	2013	Change	2012	Change	2011
Research and development	$2,119,756	20%	$1,759,945	43%	$1,229,151
We do not track total R&D expenses by product candidate, therapeutic area or development phase. However, we manage our R&D expenses by identifying the R&D activities we anticipate will be performed during a given period and then prioritizing efforts based on scientific data, probability of successful development, market potential, available human and capital resources and other considerations. We continually review our R&D pipeline and the status of development and, as necessary, reallocate resources among the R&D product portfolio that we believe will best support the future growth of our business.
R&D expenses summarized above consist primarily of clinical studies performed by contract research organizations (CROs), materials and supplies, licenses and fees, milestone payments under collaboration arrangements, personnel costs, including salaries, benefits and stock-based compensation and overhead allocations consisting of various support and facilities-related costs.
The following table provides a breakout of R&D expenses by major cost type:

(In thousands, except percentages)	2013	2012	2011
Clinical studies and outside services	$1,147,169	$828,278	$570,302
Personnel and infrastructure expenses	714,027	686,091	412,463
Facilities, IT and other costs	258,560	245,576	219,756
In-process research and development impairment charges	—	—	26,630
Total	$2,119,756	$1,759,945	$1,229,151

In 2013, R&D expenses increased $359.8 million or 20% compared to 2012, due primarily to a $318.9 million increase in clinical studies and a $27.9 million increase in personnel and infrastructure expenses to support the continued progression of our clinical studies, particularly Phase 3 studies in oncology, liver diseases and HIV. These increases were partially offset by a $100.1 million decrease in stock-based compensation expense due to the acceleration of vested stock options related to our acquisition of Pharmasset, Inc. (Pharmasset) in January 2012.
In 2012, clinical studies and outside services increased $258.0 million compared to 2011 due to progression and expansion of our Phase 3 studies, particularly in liver diseases and oncology. Additionally, personnel expenses increased $273.6 million due to higher headcount to support our product pipeline and study progression.
During 2011, we recorded $26.6 million of impairment charges related to certain IPR&D assets acquired from CGI Pharmaceuticals, Inc.. These impairment charges were a result of changes in the anticipated market share related to the spleen tyrosine kinase (Syk) compound.
In 2014, we expect R&D expenses to increase over 2013 due primarily to continued investment in advancing our product pipeline, driven primarily by the progression of our clinical studies in oncology, liver diseases and HIV.
Selling, General and Administrative Expenses
The following table summarizes the period over period changes in SG&A expenses:

(In thousands, except percentages)	2013	Change	2012	Change	2011
Selling, general and administrative	$1,699,431	16%	$1,461,034	18%	$1,241,983
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses and other general and administrative costs.
In 2013, SG&A expenses increased $238.4 million or 16% compared to 2012. The increase was due primarily to a $308.0 million increase in headcount-related and other expenses to support the ongoing growth of our business, legal expenses and pharmaceutical excise tax resulting from U.S. healthcare reform. This increase was partially offset by a $98.0 million decrease in stock-based compensation due to the acceleration of vested stock options related to our acquisition of Pharmasset in January 2012. Sequentially, SG&A expenses in the fourth quarter of 2013 increased $106.4 million or 26% compared to the third quarter of 2013 due primarily to increased marketing activities related to the launch of Sovaldi.
In 2012, SG&A expenses increased $219.1 million or 18% compared to 2011. The increase was due primarily to a $100.5 million increase in costs associated with the growth of our business which include personnel and headcount-related expenses, a $98.0 million increase in stock-based compensation expenses primarily resulting from the acquisition of Pharmasset and an increase of $38.2 million in the pharmaceutical excise tax resulting from U.S. healthcare reform. This increase was partially offset by a reduction in bad debt provisions of $34.3 million, which included a gain of $29.9 million related to the sale of our accounts receivables balances in Spain in the second quarter of 2012.
In 2014, we expect SG&A expenses to increase over 2013 to support our continued build-out and expansion of our commercial infrastructure in Europe and Asia to support our Sovaldi launches, increased sales and marketing efforts related to the anticipated launch of our first oncology product, idelalisib and an increase in the pharmaceutical excise tax. We estimate our portion of the pharmaceutical excise tax to be approximately $150 - $170 million in 2014, compared to approximately $110 million in 2013 and approximately $85 million in 2012.
Interest Expense
In 2013, interest expense decreased to $306.9 million compared to $360.9 million in 2012. The decrease was due primarily to the repayment of our May 2013 Notes, conversions of our convertible senior notes due in May 2014 and May 2016 (May 2014 Notes and May 2016 Notes), and the repayment of revolving credit facilities. In 2012, interest expense increased to $360.9 million compared to $205.4 million in 2011. The increase was due primarily to the additional debt we issued in connection with our acquisition of Pharmasset, which included $3.70 billion in senior unsecured notes issued in December 2011 and $2.15 billion in bank debt issued in January 2012.
Other Income (Expense), Net
For 2013, other income (expense), net was a net expense of $(8.9) million compared to a net expense of $(37.3) million in 2012 and net income of $66.6 million in 2011. The changes in other income (expense), net were due primarily to a $40.1 million loss on Greek bonds related to Greece's restructuring of its sovereign debt in the first quarter of 2012.

Provision for Income Taxes
Our provision for income taxes was $1.15 billion, $1.04 billion and $861.9 million in 2013, 2012 and 2011, respectively. The 2013 effective tax rate of 27.3% differed from the U.S. federal statutory rate of 35% due primarily to the retroactive extension of the 2012 federal research tax credit in January 2013, the 2013 federal research tax credit and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, partially offset by state taxes, our portion of the non-tax deductible pharmaceutical excise tax and amortization expense related to the Pharmasset acquisition and contingent consideration expense related to certain acquisitions for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
The 2011 effective tax rate of 23.6% differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, partially offset by state taxes and the non-tax deductible pharmaceutical excise tax.
Our future effective tax rate may be impacted by various factors, including the amortization of certain acquisition-related intangibles for which we receive no tax benefit.
Acquisitions
YM Biosciences Inc.
We completed the acquisition of YM BioSciences Inc. (YM), based in Canada, for total consideration transferred of $487.6 million on February 8, 2013, at which time YM became a wholly-owned subsidiary of Gilead. YM was a drug development company primarily focused on advancing momelotinib (formerly known as CYT387), an orally administered, once-daily candidate for hematologic cancers.
The fair values of acquired assets and assumed liabilities include primarily IPR&D of $362.7 million, goodwill of $127.2 million, deferred tax assets of $53.0 million with a full unrecognized tax benefit, deferred tax liabilities of $108.8 million and cash acquired of $108.9 million. Pro forma results of operations for the acquisition of YM have not been presented because this acquisition is not material to our consolidated results of operations. See Note 8, Intangible Assets and Goodwill for a description of the IPR&D acquired.
Pharmasset, Inc.
In January 2012, we completed the acquisition of Pharmasset, a publicly-held clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset's primary focus was the development of oral therapeutics for the treatment of HCV infection. Pharmasset's lead compound sofosbuvir (formerly known as GS-7977), is a nucleotide analog which, in December 2013, was approved by the FDA and Health Canada under the name Sovaldi, as a once-daily oral regimen for the treatment of HCV in patients with genotypes 1, 2, 3 or 4 infection, including those with hepatocellular carcinoma meeting Milan criteria (awaiting liver transplantation) and those with HCV/HIV-1 co-infection. In January 2014, the European Commission granted marketing authorization for Sovaldi in all 28 countries in the European Union. The acquisition of Pharmasset has allowed us to advance our effort to develop all-oral regimens for the treatment of HCV.
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
Identifiable Intangible Assets
We acquired intangible assets, primarily comprised of the sofosbuvir IPR&D compound, which had an estimated fair value of $10.72 billion as of the date of acquisition. The fair value was determined using a probability-weighted income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 12%, which is based on the estimated weighted-average cost of capital for companies with profiles similar to that of Pharmasset. This rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the intangible asset. The projected cash flows were based on key assumptions such as: estimates of revenues and operating profits related to each project considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived assets and are not amortized until the completion or abandonment of the associated R&D efforts. In December 2013, following the approval by the FDA and commercialization of sofosbuvir as Sovaldi, we reclassified the $10.72 billion purchased IPR&D project for sofosbuvir from an indefinite-lived to finite-lived intangible asset. We are amortizing this asset over its estimated useful life, utilizing the straight-line method.
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
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future. Our cash, cash equivalents and marketable securities and working capital decreased significantly in 2012 compared to 2011 as we completed our acquisition of Pharmasset in January 2012. The following table summarizes our cash, cash equivalents and marketable securities, working capital and cash flow activities as of the end of, and for each of, the periods presented:

(In thousands)	2013	2012	2011
As of December 31:
Cash, cash equivalents and marketable securities	$2,570,590	$2,582,086	$9,963,972
Working capital (1)	$948,332	$1,918,450	$11,431,584
Year Ended December 31:
Cash provided by (used in):
Operating activities	$3,104,988	$3,194,716	$3,639,010
Investing activities	$(254,355)	$(11,846,054)	$3,589,845
Financing activities	$(2,543,941)	$563,346	$1,763,569

(1)	Certain prior period amounts have been reclassified to conform to the current presentation.
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities remained relatively flat at $2.57 billion at December 31, 2013, when compared to $2.58 billion at December 31, 2012. During 2013, we generated $3.10 billion in operating cash flows, paid $1.04 billion for the warrants related to our May 2013 Notes that settled in August 2013, repaid $1.67 billion in debt net of proceeds from convertible note hedges and utilized $378.6 million for the acquisition of YM, net of cash acquired.
Cash, cash equivalents and marketable securities totaled $2.58 billion at December 31, 2012, a decrease of $7.38 billion or 74% from December 31, 2011 primarily due to our acquisition of Pharmasset for $11.05 billion in January 2012.
Of the total cash, cash equivalents and marketable securities at December 31, 2013, approximately $1.55 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.

Working Capital
Working capital was $948.3 million at December 31, 2013. The decrease of $970.1 million from working capital as of December 31, 2012 was due to an increase in the current portion of long-term debt and other accrued liabilities, partially offset by increases in accounts receivable, inventories and cash and cash equivalents.
Working capital was $1.92 billion at December 31, 2012. The decrease of $9.51 billion from working capital as of December 31, 2011 was primarily attributable to $11.05 billion in cash used for the Pharmasset acquisition and an increase in short-term debt of $1.17 billion related to the current portion of the bank debt issued to finance the Pharmasset acquisition and the current portion of our May 2013 Notes.
Cash Provided by Operating Activities
Cash provided by operating activities of $3.10 billion in 2013 primarily related to net income of $3.06 billion, adjusted for non-cash items such as $344.7 million of depreciation and amortization expenses and $252.0 million of stock-based compensation expenses. This was partially offset by $562.7 million of net cash outflow related to changes in operating assets and liabilities. In February 2014, we collected approximately $250.0 million in past due accounts receivable from customers based in Spain.
Cash provided by operating activities of $3.19 billion in 2012 primarily related to net income of $2.57 billion, adjusted for non-cash items such as $278.2 million of depreciation and amortization expenses, $208.7 million of stock-based compensation expenses, $107.6 million of net cash inflow related to changes in operating assets and liabilities and $112.6 million of tax benefits from employee stock plans.
Cash provided by operating activities of $3.64 billion in 2011 primarily related to net income of $2.79 billion, adjusted for non-cash items such as $302.2 million of depreciation and amortization expenses, $211.9 million of net cash inflow related to changes in operating assets and liabilities and $192.4 million of stock-based compensation expenses.
Cash Provided by (Used in) Investing Activities
Cash used in investing activities in 2013 was $254.4 million, consisting primarily of $378.6 million used in our acquisition of YM, net of cash acquired and $190.8 million of capital expenditures primarily related to construction in progress associated with new facilities at our headquarters to support the ongoing growth of our business. This was partially offset by $315.1 million of net proceeds from sales of marketable securities.
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
Cash provided by investing activities in 2011 was $3.59 billion, consisting of $4.31 billion of net proceeds related to the sales of marketable securities in connection with our acquisition of Pharmasset, partially offset by $588.6 million used in our acquisitions of Arresto Biosciences, Inc. and Calistoga Pharmaceuticals, Inc. and $131.9 million of capital expenditures.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities in 2013 was $2.54 billion, consisting primarily of $4.44 billion used to repay debt financing which includes the maturity of our May 2013 Notes and conversions of our May 2014 Notes and May 2016 Notes, $1.04 billion for the warrants related to our May 2013 Notes that settled in August 2013 and $582.4 million used to repurchase common stock under our stock repurchase program. This cash outflow was partially offset by proceeds of $2.77 billion related to our convertible note hedges.
Cash provided by financing activities in 2012 was $563.3 million, driven primarily by net proceeds of $2.14 billion from the issuance of bank debt in conjunction with the Pharmasset acquisition, proceeds of $466.3 million from issuances of common stock under our employee stock plans and $213.9 million from proceeds received related to our convertible note hedges. The cash proceeds were partially offset by the $1.84 billion used to repay debt financing during the year and $667.0 million used to repurchase common stock under our stock repurchase programs.
Cash provided by financing activities in 2011 was $1.76 billion, driven primarily by the issuance of $4.66 billion in senior unsecured notes, of which $3.67 billion was raised in December 2011 to partially fund the Pharmasset acquisition, net of issuance costs, and $211.7 million in proceeds from issuances of common stock under our employee stock plans. The cash proceeds were partially offset by $2.38 billion used to repurchase our common stock under our stock repurchase programs and $650.0 million used to repay our convertible senior notes due in May 2011.
Debt and Credit Facility
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
In 2012, we fully repaid the $1.40 billion in outstanding debt under the Term Loan Credit Agreement and the Short-Term Revolving Credit Agreement, at which time both agreements terminated. In 2013, we repaid $150.0 million under the Five-Year Revolving Credit Agreement.
The Five-Year Revolving Credit Agreement contains customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loan bears interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the credit agreement. We may reduce the commitments and may prepay the loan in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreement and note indentures and as of December 31, 2013, we were in compliance with all such covenants.
The Five-Year Revolving Credit Agreement was inclusive of a $30.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility. As of December 31, 2013, we had $4.7 million in letters of credit outstanding under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement will terminate and all amounts owed under the agreement shall be due and payable in January 2017.
Maturity of May 2013 Convertible Senior Notes
In 2013, a portion of the May 2013 Notes was converted and on May 1, 2013, the remainder of the notes matured. We repaid an aggregate principal balance of $426.3 million. We also paid $714.0 million in cash related to the conversion spread of the notes, which represents the conversion value in excess of the principal amount, and received $714.0 million in cash from the convertible note hedges related to these notes. The warrants related to the May 2013 Notes expired in August 2013. We paid $1.04 billion to settle the warrants as the average market price of our common stock exceeded the warrants' exercise price.
Convertible Senior Notes and Senior Unsecured Notes
In 2013, a portion of our May 2014 Notes and May 2016 Notes was converted and we repaid $1.09 billion of the principal balance, primarily comprised of May 2014 Notes. We also paid $2.06 billion in cash related to the conversion spread on these notes, which represents the conversion value in excess of the principal amount, and received $2.06 billion in cash from our convertible note hedges related to these notes.
In 2014, our May 2014 Notes will mature and we will settle the related warrants. As our stock price currently exceeds the conversion and warrants’ exercise prices, we expect based on the stock price as of the filing of this form, to pay approximately $3.10 to $3.40 billion to settle the aggregate principal of our May 2014 Notes and the related warrants.

The following is a summary of our borrowings under various financing arrangements (in thousands, except percentages):

				Interest	December 31,
Type of Borrowing	Description	Issue Date	Due Date	Rate	2013	2012
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$—	$419,433
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	234,217	1,210,213
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,113,043	1,157,692
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	993,781	992,923
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,710	749,394
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,326	699,095
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,716	1,247,428
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,885	997,810
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	600,000	750,000
Total debt, net					6,635,678	8,223,988
Less current portion					2,696,970	1,169,433
Total long-term debt, net					$3,938,708	$7,054,555
We believe our existing capital resources, supplemented by cash flows generated from our operations, will be adequate to satisfy our capital needs for the foreseeable future. During 2014, we will consider financing opportunities to better position us for further growth. The amount and terms of any potential financing opportunities, as well as other factors, could affect our liquidity and financial condition. Our future capital requirements will depend on many factors, including but not limited to the following:

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

Critical Accounting Policies, Estimates and Judgments
The discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of intangible assets and contingent consideration liabilities resulting from business combinations and our tax provision. We base our estimates on historical experience and on various other market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.
We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Revenue Recognition
Product Sales
We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectability is reasonably assured. We record estimated reductions to revenues for government rebates such as Medicaid reimbursements, customer incentives such as cash discounts for prompt payment, distributor fees and expected returns of expired products. These estimates are deducted from gross product sales at the time such revenues are recognized. Of these reductions from gross product sales, government rebates significantly impact our reported net product sales and are based upon certain estimates that require complex and significant judgment by management. Estimates are assessed each period and updated to reflect current information such as actual experience.
Accrued Government Rebates and Allowance for Government Chargebacks
We estimate reductions to our revenues for government-managed Medicaid programs as well as to certain other qualifying federal, state and foreign government programs for the reimbursement of portions of the retail price of prescriptions filled that are covered by these programs. These reductions are settled either by us if invoiced directly, or through charge-backs from our wholesalers. For qualified programs that can purchase our products through wholesalers at a lower contractual government price, the wholesalers charge back to us the difference between their acquisition cost and the lower contractual government price. Although we may pay rebates in countries outside of the United States, to date, payments made to foreign governments have not represented a significant portion of our total government rebates. Our estimate of government rebates that will be invoiced directly to us are recorded in accrued government rebates on our Consolidated Balance Sheets. Our estimate of government rebates that will be charged back through our wholesalers are recorded as allowances against accounts receivable. Our consolidated accrued government rebates totaled $983.5 million as of December 31, 2013 and $745.1 million as of December 31, 2012. Our consolidated allowance for government chargebacks totaled $148.5 million as of December 31, 2013 and $111.1 million as of December 31, 2012 and were recorded against accounts receivable.
For government programs in the United States, our rebate allowances are estimated based on product sold, contractual terms, historical utilization rates and estimated population and channel inventory data obtained from our major U.S. wholesalers in accordance with our inventory management agreements. We also take into consideration new information regarding changes in these programs' regulations and guidelines that would impact the amount of the actual rebates and/or our expectations regarding future utilization rates for these programs.
Our U.S. accrued government rebates totaled $959.9 million as of December 31, 2013 and $716.6 million as of December 31, 2012. Our U.S. allowance for government chargebacks totaled $148.5 million as of December 31, 2013 and $111.1 million as of December 31, 2012 and were recorded against accounts receivable. U.S. government rebates and chargebacks totaled $3.08 billion during 2013, and $2.59 billion during 2012, both representing 21%, of total gross product sales which were deducted from gross product sales. During 2011, U.S. government rebates and chargebacks totaling $1.86 billion, representing 17% of total gross product sales, were deducted from gross product sales. We believe that the methodology that we use to estimate our sales allowances for government price reductions is reasonable and appropriate given the current facts and circumstances. However, actual results in future periods may differ significantly. One of the provisions of the Affordable Care Act (ACA), which became effective in 2010, was the extension of the Medicaid drug rebate program to patients in Medicaid managed care insurance plans for whom rebates were previously not required. Estimating such rebates during the implementation of the ACA has been complex, in part, due to delays in actual claims data provided by the Medicaid program.

Amounts recorded as a reduction (increase) to product sales in 2013, 2012 and 2011 that related to prior periods were $(114.0) million, $10.5 million and $22.9 million, respectively. The increase to product sales of $114.0 million, of which approximately $72.2 million related to our estimate of 2012 claims and the rest related to our estimates of 2011 and other prior years’ claims, resulted in part, due to changes in our estimates of Medicaid managed care rebates. Based on the current information available to us, actual government rebates and chargebacks claimed for prior periods have varied by less than 3% from our estimates.
The following table summarizes the aggregate activity in our U.S. government rebates allowance and accrued government rebate accounts (in thousands):

Accrued government rebates and allowance for government chargebacks:	Balance at Beginning of Year	Reduction/(Increase) to Product Sales	Deducted from Accruals	Balance at End of Year
Year ended December 31, 2013:
Activity related to 2013 sales	$—	$3,197,052	$2,182,454	$1,014,598
Activity related to sales prior to 2013	827,691	(114,048)	619,782	93,861
Total	$827,691	$3,083,004	$2,802,236	$1,108,459
Year ended December 31, 2012:
Activity related to 2012 sales	$—	$2,580,317	$1,836,199	$744,118
Activity related to sales prior to 2012	597,693	10,511	524,631	83,573
Total	$597,693	$2,590,828	$2,360,830	$827,691
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. We believe that the allowance for doubtful accounts is adequate; however, significant deterioration in any of the above factors could materially change these expectations and may result in an increase to our allowance for doubtful accounts. As of December 31, 2013 and 2012, our allowance for doubtful accounts was $58.9 million and $50.9 million, respectively.
Valuation of Intangible Assets
In conjunction with our business combinations, we have recorded intangible assets primarily related to IPR&D projects. We had total intangible assets of $11.90 billion as of December 31, 2013 and $11.74 billion as of December 31, 2012. As part of our Pharmasset acquisition, we acquired intangible assets, primarily comprised of the sofosbuvir IPR&D compound, which had an estimated fair value of $10.72 billion as of the date of acquisition. In December 2013, following the approval by the FDA and commercialization of sofosbuvir as Sovaldi, we reclassified the $10.72 billion purchased IPR&D project from an indefinite-lived to finite-lived intangible asset. We are amortizing this asset over its estimated useful life, utilizing the straight-line method.
The identifiable intangible assets are measured at their respective fair values as of the acquisition date. The models used in valuing these intangible assets require the use of significant estimates and assumptions including but not limited to:

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
We believe the fair values used to record intangible assets acquired in connection with a business combination are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.
Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis as well as between annual tests if we become aware of any events or changes that would indicate that it is more likely than not that the fair value of the IPR&D projects below their respective carrying amounts. The fair value of our indefinite-lived intangible assets is dependent on assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions and changes to our assumptions could have a significant impact on our results of operations in any given period.
Intangible assets with finite useful lives are amortized over their estimated useful lives primarily on a straight-line basis. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.
Valuation of Contingent Consideration Liabilities Resulting from Business Combinations
In conjunction with our business combinations, we have recorded contingent consideration liabilities payable upon the achievement of specified development, regulatory approval or sales-based milestone events. The contingent consideration liabilities are measured at their respective fair values as of the acquisition date. The models used in valuing these contingent consideration liabilities require the use of significant estimates and assumptions including but not limited to:

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
Increases or decreases in the fair value of our contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.
We had total contingent consideration liabilities of $263.8 million as of December 31, 2013 and $205.1 million as of December 31, 2012.
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
Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, our portion of the non-tax deductible pharmaceutical excise tax, the accounting for stock options and other share-based payments, mergers and acquisitions, the ability to manufacture product in our Cork, Ireland facility, the amortization of certain acquisition related intangibles for which we receive no tax benefit, expiration of the federal research tax credit, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our net income.

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
At December 31, 2013 and 2012, we had total federal, state and foreign unrecognized tax benefits of $236.5 million and $157.0 million, respectively. Of the total unrecognized tax benefits, $195.1 million and $126.5 million at December 31, 2013 and 2012, respectively, if recognized, would reduce our effective tax rate in the period of recognition. As of December 31, 2013, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $9.0 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.
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
Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the IRS for the 2010, 2011 and 2012 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
Our contractual obligations consist of debt obligations, operating leases, capital commitments, purchase obligations for active pharmaceutical ingredients and inventory-related items and clinical trials contracts. The following table summarizes our significant enforceable and legally binding obligations, future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that certain of these obligations may be cancelable as of December 31, 2013 (in thousands):

	Payments due by Period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt (1)	$9,201,555	$3,005,855	$1,055,700	$313,000	$4,827,000
Operating lease obligations	226,313	48,976	87,729	57,686	31,922
Capital commitments (2)	42,538	42,538	—	—	—
Purchase obligations (3)(4)	1,990,598	1,588,544	324,974	77,080	—
Clinical trials (5)	429,365	218,915	150,496	49,705	10,249
Total	$11,890,369	$4,904,828	$1,618,899	$497,471	$4,869,171

(1)
Our debt obligations include convertible senior notes, senior unsecured notes and Five-Year Revolving Credit Agreement. We incur future interest payments based on fixed rates of 1.00% and 1.625% for May 2014 Notes and May 2016 Notes, respectively and 2.40%, 3.05%, 4.50%, 4.40% and 5.65% for our senior unsecured notes due in December 2014, December 2016, April 2021, December 2021 and December 2041, respectively. The Five-Year Revolving Credit Agreement incurs interest based on variable interest rates. During 2013, the portion of interest expense related to variable interest totaled $7.8 million.

(2)	At December 31, 2013, we had firm capital project commitments of approximately $42.5 million primarily relating to facilities improvement projects.

(3)
At December 31, 2013, we had firm purchase commitments related to active pharmaceutical ingredients and certain inventory-related items. These amounts include minimum purchase requirements and actual purchases are expected to significantly exceed these amounts.

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

(5)
At December 31, 2013, we had several clinical studies in various clinical trial phases. Our most significant clinical trial expenditures are to CROs. Although all of our material contracts with CROs are cancelable, we historically have not canceled such contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to, or terminations of, existing contracts or anticipated or potential new contracts.

We had total gross unrecognized tax benefit liabilities of $261.5 million as of December 31, 2013. We believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $9.0 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities. The unrecognized tax benefits were included in current and long-term income taxes payable and long-term deferred tax assets on our Consolidated Balance Sheet and have not been included in the table above.
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
Approximately 40% of our product sales were denominated in foreign currencies during 2013. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales, we may enter into foreign currency exchange forward and option contracts. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged.
As of December 31, 2013 and 2012, we had open foreign currency forward contracts with notional amounts of $4.28 billion and $3.39 billion, respectively. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2013, would have resulted in a reduction in fair value of these contracts of approximately $435.0 million on this date and, if realized, would negatively affect earnings over the remaining life of the contracts. The same hypothetical movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2012, would have resulted in a reduction in fair value of these contracts of approximately $350.0 million on this date and, if realized, would negatively affect earnings over the remaining life of the contracts. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions that these foreign currency sensitive instruments were designed to offset.
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
The following table summarizes the expected maturities and average interest rates of our interest-generating assets and fixed interest-bearing liabilities at December 31, 2013 (in thousands, except percentages):

	Expected Maturity							Total Fair Value at December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total
Assets
Available-for-sale debt securities	$18,756	$255,176	$157,450	$7,130	$13,759	$5,513	$457,784	$457,784
Average interest rate	0.4%	0.4%	0.7%	0.6%	0.9%	2.8%
Liabilities
Debt (1)	$2,161,091	$—	$700,000	$—	$—	$3,250,000	$6,111,091	$9,689,387
Average interest rate	1.8%	—%	3.1%	—%	—%	4.8%

(1)
In December 2011, we issued senior unsecured notes due in December 2014, 2016, 2021 and 2041 in a registered offering. The notes pay interest at fixed annual rates ranging from 2.40% to 5.65%.     In March 2011, we issued senior unsecured notes due in April 2021 in a registered offering. The notes pay interest at a fixed annual rate of 4.50%.

In July 2010, we issued convertible senior notes due in May 2014 and May 2016 (May 2014 Notes and May 2016 Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The May 2014 Notes and May 2016 Notes were issued at par and bear interest rates of 1.00% and 1.625%, respectively, and may be converted into shares of our common stock subject to certain circumstances.
In 2012, in connection with our acquisition of Pharmasset, we entered into credit agreements that are subject to variable interest rates. During 2013, the portion of interest expense related to variable interest totaled $7.8 million.
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
As of December 31, 2013, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $845.7 million, of which $402.4 million were greater than 120 days past due and $175.7 million were greater than 365 days past due. As of December 31, 2012, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain totaled approximately $822.4 million, of which $331.6 million were greater than 120 days past due and $106.3 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item are set forth beginning at page 89 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation as of December 31, 2013 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2013.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2013. Their report on the audit of internal control over financial reporting appears below.
(c) Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Gilead Sciences, Inc.
We have audited Gilead Sciences, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Gilead Sciences, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Gilead Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Gilead Sciences, Inc. and our report dated February 25, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Redwood City, California
February 25, 2014

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2014 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Nominees,” “Board Committees and Meetings,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Index list to Consolidated Financial Statements:

(2) Schedule II is included on page 139 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.
(3) Exhibits.
The following exhibits are filed herewith or incorporated by reference:

ITEM 15.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
√(1)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(2)	2.2	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

(3)	2.3	Arrangement Agreement among Registrant, 3268218 Nova Scotia Limited and YM Biosciences Inc., dated as of December 12, 2012

*(4)	3.1	Restated Certificate of Incorporation of Registrant

*(5)	3.2	Amendment to Certificate of Incorporation of Registrant

*(4)	3.3	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

*(6)	4.2
Indenture related to the Convertible Senior Notes due 2013 (2013 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 0.625% Convertible Senior Note due 2013), dated April 25, 2006

*(7)	4.3
Indenture related to the Convertible Senior Notes due 2014 (2014 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.00% Convertible Senior Note due 2014), dated July 30, 2010

*(7)	4.4
Indenture related to the Convertible Senior Notes due 2016 (2016 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

*(8)	4.5	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

*(8)	4.6	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

*(9)	4.7
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2014 Note, Form of 2016 Note, Form of 2021 Note, Form of 2041 Note)

*(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2013 Notes, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A.

*(10)	10.2	Confirmation of OTC Warrant Transaction, dated April 19, 2006, as amended and restated as of April 24, 2006, between Registrant and Bank of America, N.A. for warrants expiring in 2013

*(11)	10.3	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

*(11)	10.4	Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(11)	10.5	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

*(11)	10.6	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(11)	10.7	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

*(11)	10.8	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

*(11)	10.9	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

*(11)	10.10	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

*(12)	10.11	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

*(12)	10.12	Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(12)	10.13	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

*(12)	10.14	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(12)	10.15	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2014

*(12)	10.16	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2014

*(12)	10.17	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

*(12)	10.18	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

*(12)	10.19	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

*(12)	10.20	Amendment to Confirmation of OTC Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(12)	10.21	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

*(12)	10.22	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(12)	10.23	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

*(12)	10.24	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2014 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(12)	10.25	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

*(12)	10.26	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(13)	10.27
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

*(13)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(4)	10.29	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(14)	10.30	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(15)	10.31	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(16)	10.32	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(17)	10.33	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(18)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(15)	10.35	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(15)	10.36	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(15)	10.37	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(16)	10.38	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(19)	10.39	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(19)	10.40	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(20)	10.41	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(16)	10.42	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(19)	10.43	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(19)	10.44	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(16)	10.45	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)
*(17)	10.46	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(18)	10.47	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(21)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(22)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013)

*(22)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013)

*(23)	10.51	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(16)	10.52	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(24)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(18)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(19)	10.55	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(19)	10.56	Gilead Sciences, Inc. International Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(25)	10.57	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(25)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(25)	10.59	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(26)	10.60	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(21)	10.61	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(14)	10.62	Gilead Sciences, Inc. Corporate Bonus Plan

*(4)	10.63	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(27)	10.64	2013 Base Salaries for the Named Executive Officers

*(28)	10.65	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(29)	10.66	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(29)	10.67	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(17)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(30)	10.69
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(15)	10.70	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

(31)	10.71
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

(32)	10.72	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(30)	10.73	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(33)	10.74	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

(30)	10.75	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(34)	10.76	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(35)	10.77	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(36)	10.78	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(37)	10.79
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(38)	10.80	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(38)	10.81
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(39)	10.82	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(40)	10.83	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(40)	10.84	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(40)	10.85	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(40)	10.86	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+	10.87	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant dated October 10, 2013

(41)	10.88	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(42)	10.89	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

(41)	10.90	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

(43)	10.91	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(43)	10.92
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30, 1999

(44)	10.93	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(35)	10.94	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(45)	10.95	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

(40)	10.96	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

+(22)	10.97
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

(46)	10.98	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(34)	10.99	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

+(10)	10.100	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(11)	10.101	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(47)	10.102	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

(48)	10.103	Amendment No. 1, dated October 30, 2012, to the Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	21.1	Subsidiaries of Registrant

	23.1	Consent of Independent Registered Public Accounting Firm

		Power of Attorney, reference is made to the signature page

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101***
The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011 (v) Consolidated Statements of Cash Flows for years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to YM BioSciences Inc.'s Report on Form 6-K filed on December 12, 2012, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(27)	Information is included in Registrant's Current Report on Form 8-K filed on February 5, 2013, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

(37)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(41)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(42)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(43)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(44)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Gilead Sciences, Inc.
We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gilead Sciences, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria) and our report dated February 25, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Redwood City, California
February 25, 2014

GILEAD SCIENCES, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$2,112,806	$1,803,694
Short-term marketable securities	18,756	58,556
Accounts receivable, net of allowances of $334,307 at December 31, 2013 and $261,013 at December 31, 2012	2,100,286	1,751,388
Inventories	2,055,788	1,744,982
Deferred tax assets	330,530	262,641
Prepaid taxes	398,010	348,420
Prepaid expenses	165,652	102,364
Other current assets	91,925	84,302
Total current assets	7,273,753	6,156,347
Property, plant and equipment, net	1,166,181	1,100,259
Long-term portion of prepaid royalties	198,766	175,790
Long-term deferred tax assets	154,765	131,107
Long-term marketable securities	439,028	719,836
Intangible assets, net	11,900,106	11,736,393
Goodwill	1,169,023	1,060,919
Other long-term assets	195,163	159,187
Total assets	$22,496,785	$21,239,838

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,255,914	$1,327,339
Accrued government rebates	983,490	745,148
Accrued compensation and employee benefits	243,540	204,593
Income taxes payable	10,855	13,403
Other accrued liabilities	1,023,938	674,762
Deferred revenues	110,640	103,162
Current portion of long-term debt and other obligations, net	2,697,044	1,169,490
Total current liabilities	6,325,421	4,237,897
Long-term deferred revenues	21,979	20,532
Long-term debt, net	3,938,708	7,054,555
Long-term income taxes payable	162,412	115,822
Long-term deferred tax liabilities	83,286	10,190
Other long-term obligations	156,647	249,973
Commitments and contingencies (Note 11)
Equity component of currently redeemable convertible notes (Note 10)	63,831	7,147
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600,000 at December 31, 2013 and 2,800,000 at December 31, 2012; shares issued and outstanding of 1,534,414 at December 31, 2013 and 1,519,163 at December 31, 2012 (1)	1,534	1,519
Additional paid-in capital (1)	5,386,735	5,641,944
Accumulated other comprehensive loss	(124,446)	(45,615)
Retained earnings	6,105,244	3,704,744
Total Gilead stockholders’ equity	11,369,067	9,302,592
Noncontrolling interest	375,434	241,130
Total stockholders’ equity	11,744,501	9,543,722
Total liabilities and stockholders’ equity	$22,496,785	$21,239,838
(1) The common stock shares and additional paid-in capital for all periods presented reflect the two-for-one stock split in the form of a stock dividend which took effect on January 25, 2013.

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Product sales	$10,803,695	$9,398,371	$8,102,359
Royalty revenues	383,849	290,523	268,827
Contract and other revenues	14,144	13,623	14,199
Total revenues	11,201,688	9,702,517	8,385,385
Costs and expenses:
Cost of goods sold	2,858,502	2,471,363	2,124,410
Research and development expenses	2,119,756	1,759,945	1,229,151
Selling, general and administrative expenses	1,699,431	1,461,034	1,241,983
Total costs and expenses	6,677,689	5,692,342	4,595,544
Income from operations	4,523,999	4,010,175	3,789,841
Interest expense	(306,894)	(360,916)	(205,418)
Other income (expense), net	(8,886)	(37,279)	66,581
Income before provision for income taxes	4,208,219	3,611,980	3,651,004
Provision for income taxes	1,150,933	1,038,381	861,945
Net income	3,057,286	2,573,599	2,789,059
Net loss attributable to noncontrolling interest	17,522	17,967	14,578
Net income attributable to Gilead	$3,074,808	$2,591,566	$2,803,637
Net income per share attributable to Gilead common stockholders—basic	$2.01	$1.71	$1.81
Shares used in per share calculation—basic	1,528,620	1,514,621	1,549,806
Net income per share attributable to Gilead common stockholders—diluted	$1.81	$1.64	$1.77
Shares used in per share calculation—diluted	1,694,747	1,582,549	1,580,236

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$3,057,286	$2,573,599	$2,789,059
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	(44,440)	11,076	(5,264)
Available-for-sale securities:
Net unrealized gain (loss), net of tax impact of $3,741, $(703) and $(3,305)	4,867	1,242	(24,067)
Reclassifications to net income, net of tax impact of $(262), $849 and $(11,114)	(462)	33,008	(19,209)
Net change	4,405	34,250	(43,276)
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $4,345, $1,566 and $(93)	(59,653)	(62,505)	1,571
Reclassification to net income, net of tax impact of $(1,193), $(2,171) and $4,389	20,857	(86,636)	74,258
Net change	(38,796)	(149,141)	75,829
Other comprehensive income (loss)	(78,831)	(103,815)	27,289
Comprehensive income	2,978,455	2,469,784	2,816,348
Comprehensive loss attributable to noncontrolling interest	17,522	17,967	14,578
Comprehensive income attributable to Gilead	$2,995,977	$2,487,751	$2,830,926

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares (1)	Amount (1)
Balance at December 31, 2010	1,603,996	$1,604	$4,647,484	$30,911	$1,183,730	$258,108	$6,121,837
Distributions to noncontrolling interest	—	—	—	—	—	(115,037)	(115,037)
Net income (loss)	—	—	—	—	2,803,637	(14,578)	2,789,059
Other comprehensive income	—	—	—	27,289	—	—	27,289
Issuances under employee stock purchase plan	2,400	2	35,011	—	—	—	35,013
Issuances under equity incentive plans	18,350	18	176,690	—	—	—	176,708
Tax benefits from employee stock plans	—	—	37,231	—	—	—	37,231
Stock-based compensation	—	—	192,030	—	—	—	192,030
Repurchases of common stock	(118,534)	(118)	(186,056)	—	(2,210,607)	—	(2,396,781)
Convertible notes settlement	—	—	(36,148)	—	—	—	(36,148)
Convertible notes hedge settlement	—	—	36,148	—	—	—	36,148
Balance at December 31, 2011	1,506,212	1,506	4,902,390	58,200	1,776,760	128,493	6,867,349
Contributions from noncontrolling interest	—	—	—	—	—	130,604	130,604
Net income (loss)	—	—	—	—	2,591,566	(17,967)	2,573,599
Other comprehensive loss	—	—	—	(103,815)	—	—	(103,815)
Issuances under employee stock purchase plan	2,010	2	30,734	—	—	—	30,736
Issuances under equity incentive plans	31,693	31	435,752	—	—	—	435,783
Tax benefits from employee stock plans	—	—	112,629	—	—	—	112,629
Stock-based compensation	—	—	208,230	—	—	—	208,230
Repurchases of common stock	(20,752)	(20)	(40,565)	—	(663,582)	—	(704,167)
Convertible notes settlement	—	—	(213,935)	—	—	—	(213,935)
Convertible notes hedge settlement	—	—	213,856	—	—	—	213,856
Reclassification to equity component of currently redeemable convertible notes	—	—	(7,147)	—	—	—	(7,147)
Balance at December 31, 2012	1,519,163	1,519	5,641,944	(45,615)	3,704,744	241,130	9,543,722
Contributions from noncontrolling interest	—	—	—	—	—	151,826	151,826
Net income (loss)	—	—	—	—	3,074,808	(17,522)	3,057,286
Other comprehensive loss	—	—	—	(78,831)	—	—	(78,831)
Issuances under employee stock purchase plan	2,518	3	54,903	—	—	—	54,906
Issuances under equity incentive plans	24,432	24	258,173	—	—	—	258,197
Tax benefits from employee stock plans	—	—	284,655	—	—	—	284,655
Stock-based compensation	—	—	254,316	—	—	—	254,316
Repurchases of common stock	(11,699)	(12)	(14,064)	—	(674,308)	—	(688,384)
Warrants settlement	—	—	(1,039,695)	—	—	—	(1,039,695)
Convertible notes settlement	—	—	(2,771,215)	—	—	—	(2,771,215)
Convertible notes hedge settlement	—	—	2,774,402	—	—	—	2,774,402
Reclassification to equity component of currently redeemable convertible notes	—	—	(56,684)	—	—	—	(56,684)
Balance at December 31, 2013	1,534,414	$1,534	$5,386,735	$(124,446)	$6,105,244	$375,434	$11,744,501
(1) The common stock shares and additional paid-in capital for all periods presented reflect the two-for-one stock split in the form of a stock dividend which took effect on January 25, 2013.

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$3,057,286	$2,573,599	$2,789,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	102,644	82,847	72,187
Amortization expense	242,060	195,359	230,045
Stock-based compensation expense	251,984	208,725	192,378
In-process research and development impairment charges	—	—	26,630
Excess tax benefits from stock-based compensation	(278,773)	(114,236)	(40,848)
Tax benefits from employee stock plans	284,655	112,629	37,231
Deferred income taxes	(98,181)	(39,393)	64,061
Change in fair value of contingent consideration	58,700	69,469	8,483
Other	47,289	(1,878)	47,931
Changes in operating assets and liabilities:
Accounts receivable, net	(315,299)	197,986	(375,736)
Inventories	(343,143)	(349,924)	(200,793)
Prepaid expenses and other assets	(170,355)	(129,318)	(13,959)
Accounts payable	(97,673)	117,485	428,944
Income taxes payable	30,021	(68,473)	110,771
Accrued liabilities	311,628	316,594	292,110
Deferred revenues	22,145	23,245	(29,484)
Net cash provided by operating activities	3,104,988	3,194,716	3,639,010

Investing Activities:
Purchases of marketable securities	(256,700)	(1,244,898)	(5,127,790)
Proceeds from sales of marketable securities	494,117	527,712	8,649,752
Proceeds from maturities of marketable securities	77,655	44,813	788,395
Purchases of other investments	—	(25,000)	—
Acquisitions, net of cash acquired	(378,645)	(10,751,635)	(588,608)
Capital expenditures	(190,782)	(397,046)	(131,904)
Net cash provided by (used in) investing activities	(254,355)	(11,846,054)	3,589,845

Financing Activities:
Proceeds from debt financing, net of issuance costs	—	2,144,733	4,660,702
Proceeds from convertible note hedges	2,774,402	213,856	36,148
Proceeds from issuances of common stock	313,079	466,283	211,737
Repurchases of common stock	(582,358)	(667,041)	(2,383,132)
Repayments of debt financing	(4,439,891)	(1,837,139)	(686,135)
Payments to settle warrants	(1,039,695)	—	—
Repayments of other long-term obligations	(77)	(2,186)	(1,562)
Excess tax benefits from stock-based compensation	278,773	114,236	40,848
Contributions from (distributions to) noncontrolling interest	151,826	130,604	(115,037)
Net cash provided by (used in) financing activities	(2,543,941)	563,346	1,763,569
Effect of exchange rate changes on cash	2,420	7,909	(16,526)
Net change in cash and cash equivalents	309,112	(8,080,083)	8,975,898
Cash and cash equivalents at beginning of period	1,803,694	9,883,777	907,879
Cash and cash equivalents at end of period	$2,112,806	$1,803,694	$9,883,777

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$238,325	$249,358	$62,180
Income taxes paid	$1,050,588	$1,101,241	$621,025

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and experimental drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. Gilead's primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as hepatitis B virus (HBV) infection and hepatitis C virus (HCV) infection, oncology/inflammation and serious cardiovascular and respiratory conditions. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.
Our product portfolio is comprised of Stribild®, Complera®/Eviplera®, Atripla®, Truvada®, Viread®, Emtriva®, Tybost®, Sovaldi®, Hepsera®, Vitekta®, Letairis®, Ranexa®, Cayston®, AmBisome® and Vistide®. We have U.S. and international commercial sales operations, with marketing subsidiaries in North and South America, Europe and Asia-Pacific. In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
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
Significant Accounting Policies, Estimates and Judgments
The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its significant accounting policies or estimates. We base our estimates on historical experience and on various market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information such as actual experience.
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

Items Deducted from Gross Product Sales
Government Rebates and Chargebacks
We estimate reductions to our revenues for government-managed Medicaid programs as well as for certain other qualifying federal, state and foreign government programs. Our estimates take into consideration contractual terms, historical utilization rates, as available, new information regarding changes in these programs' regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and, for our U.S. product sales, channel inventory data obtained from our major U.S. wholesalers in accordance with our inventory management agreements. Government rebates that are invoiced directly to us are recorded in accrued government rebates on our Consolidated Balance Sheets. For qualified programs that can purchase our products through wholesalers at a lower contractual government price, the wholesalers charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable.
Cash Discounts
We estimate cash discounts based on contractual terms, historical utilization rates, as available and our expectations regarding future utilization rates.
Distributor Fees
Under our inventory management agreements with our significant U.S. wholesalers, we pay the wholesalers a fee primarily for the compliance of certain contractually determined covenants such as the maintenance of agreed upon inventory levels. These distributor fees are based on a contractually determined fixed percentage of sales.
Product Returns
We do not provide our customers with a general right of product return, but typically permit returns if the product is damaged or defective when received by the customer, or in the case of product sold in the United States and certain countries outside the United States, if the product has expired. We will accept returns for product that will expire within six months or that have expired up to one year after their expiration dates. Our estimates for expected returns of expired products are based primarily on an ongoing analysis of historical return patterns.
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
Research and Development Expenses
Research and development (R&D) expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations (CROs), materials and supplies, licenses and fees, milestone payments under collaboration arrangements and overhead allocations consisting of various support and facilities-related costs.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $216.2 million in 2013, $159.8 million in 2012 and $116.6 million in 2011.
Stock-Based Compensation
We utilize share based compensation in the form of various types of equity-based awards, including restricted stock units (RSUs), performance units and stock options. Compensation expense is recognized in the Consolidated Statements of Income based on the estimated fair value at grant date. The estimated fair values of RSUs is based on the closing price of our common stock; of performance unit awards is based on either the Monte Carlo valuation methodology or the stock price on the date of grant; and of stock option awards is based on the Black-Scholes option valuation model.
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
As of December 31, 2013, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $845.7 million, of which $402.4 million were greater than 120 days past due and $175.7 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at December 31, 2013.
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
When future commercialization is considered probable and the future economic benefit is expected to be realized, based on management's judgment, we capitalize pre-launch inventory costs prior to regulatory approval. A number of factors are taken into consideration, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, anticipated research and development initiatives that could impact the indication in which the compound will be used, viability of commercialization and marketplace trends. As of December 31, 2013 and 2012, the amount of pre-launch inventory on our Consolidated Balance Sheets was not significant.
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
Office and computer equipment includes capitalized software. We had unamortized capitalized software costs on our Consolidated Balance Sheets of $84.2 million as of December 31, 2013 and $91.0 million as of December 31, 2012. Leasehold improvements and capitalized leased equipment are amortized over the shorter of the lease term or the asset's useful life.

Amortization of capitalized leased equipment is included in depreciation expense. Capitalized interest on construction in-progress is included in property, plant and equipment. Interest capitalized in 2013, 2012 and 2011 was not significant.
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to purchased in-process research and development (IPR&D) projects and are measured at their respective fair values as of the acquisition date. We do not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if we become aware of any events or changes that would indicate that it is more likely than not that the fair value of the assets below their carrying amounts.
Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis, and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.
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
Foreign Currency Translation, Transaction Gains and Losses, and Hedging Contracts
Non-U.S. entity operations are recorded in the functional currency of each entity. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency rates. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of other comprehensive income (loss) within stockholders' equity. Foreign currency transaction gains and losses are recorded in other income (expense), net on our Consolidated Statements of Income. Net foreign currency transaction losses totaled $3.6 million in 2013, $10.7 million in 2012 and $21.3 million in 2011.
We hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward and option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We also seek to limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading purposes, nor do we hedge our net investment in any of our foreign subsidiaries.
Fair Value of Financial Instruments
We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks. We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

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

Derivative Financial Instruments
We recognize all derivative instruments as either assets or liabilities at fair value in our Consolidated Balance Sheets. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. We do not hold or issue derivative instruments for trading or speculative purposes.
We assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of the hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.
Income Taxes
Our income tax provision is computed under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, our portion of the non-tax deductible pharmaceutical excise tax, the accounting for stock options and other share-based payments, mergers and acquisitions, the ability to manufacture product in our Cork, Ireland facility, the amortization of certain acquisition related intangibles for which we receive no tax benefit, expiration of the federal research tax credit, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our consolidated net income.

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
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange forward contracts, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Consolidated Balance Sheets. Short-term and long-term debt are reported at their amortized cost on our Consolidated Balance Sheets. The remaining financial instruments are reported on our Consolidated Balances Sheets at amounts that approximate current fair values.
The fair values of our convertible senior notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. The following table summarizes the carrying values and fair values of the convertible senior notes and senior unsecured notes (in thousands):

		December 31, 2013		December 31, 2012
Type of Borrowing	Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior	May 2013 Notes	$—	$—	$419,433	$815,297
Convertible Senior	May 2014 Notes	234,217	783,651	1,210,213	2,040,363
Convertible Senior	May 2016 Notes	1,113,043	3,871,516	1,157,692	2,110,938
Senior Unsecured	April 2021 Notes	993,781	1,075,480	992,923	1,146,990
Senior Unsecured	December 2014 Notes	749,710	762,637	749,394	772,650
Senior Unsecured	December 2016 Notes	699,326	740,705	699,095	748,902
Senior Unsecured	December 2021 Notes	1,247,716	1,336,738	1,247,428	1,420,725
Senior Unsecured	December 2041 Notes	997,885	1,118,660	997,810	1,252,090

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
U.S. treasury securities	$85,403	$—	$—	$85,403	$81,903	$—	$—	$81,903
Money market funds	1,490,964	—	—	1,490,964	1,416,356	—	—	1,416,356
U.S. government agencies securities	—	93,350	—	93,350	—	248,952	—	248,952
Municipal debt securities	—	12,065	—	12,065	—	12,088	—	12,088
Corporate debt securities	—	220,025	—	220,025	—	352,717	—	352,717
Residential mortgage and asset-backed securities	—	46,941	—	46,941	—	82,732	—	82,732
Total debt securities	1,576,367	372,381	—	1,948,748	1,498,259	696,489	—	2,194,748
Deferred compensation plan(1)	44,461	—	—	44,461	32,123	—	—	32,123
Derivatives	—	13,879	—	13,879	—	14,823	—	14,823
	$1,620,828	$386,260	$—	$2,007,088	$1,530,382	$711,312	$—	$2,241,694

Liabilities:
Contingent consideration	$—	$—	$263,760	$263,760	$—	$—	$205,060	$205,060
Deferred compensation plan(1)	44,461	—	—	44,461	32,123	—	—	32,123
Derivatives	—	99,057	—	99,057	—	65,248	—	65,248
	$44,461	$99,057	$263,760	$407,278	$32,123	$65,248	$205,060	$302,431
(1) We maintain a deferred compensation plan under which our directors and key employees may defer compensation for income tax purposes. Amounts deferred by participants are deposited in a rabbi trust and the amount is periodically adjusted to reflect earnings or (losses) based on the participant's investment elections among a select group of investment funds which consists of money market funds and mutual funds. See Note 17, Deferred Compensation Plans for more information.
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

Level 3 Inputs
As of December 31, 2013 and 2012, the only assets or liabilities that were measured using Level 3 inputs were contingent consideration liabilities. During 2012, we held auction rate securities and Greek government bonds which were measured at fair value using Level 3 inputs. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer. The following table provides a rollforward of the changes in the fair value of our assets measured using Level 3 inputs (in thousands):

	Year Ended December 31,
	2013	2012
Fair value, beginning of period	$—	$71,693
Total realized and unrealized gains (losses) included in:
Other income (expense), net	—	(40,096)
Other comprehensive income (loss), net	—	32,630
Sales of marketable securities	—	(64,227)
Fair value, end of period	$—	$—
Auction Rate Securities
In 2012, we sold our remaining portfolio of auction rate securities and as a result of the sale, we received total proceeds of $37.3 million which resulted in a $3.8 million loss that was recognized in other income (expense), net on our Consolidated Statements of Income.
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
Greek Government Bonds
In 2012, the Greek government restructured its sovereign debt which impacted all holders of Greek bonds. As a result, we recorded a $40.1 million loss related to the debt restructuring as part of other income (expense), net on our Consolidated Statements of Income and exchanged the Greek government-issued bonds for new securities, which we liquidated during the first quarter of 2012. We estimated the fair value of the Greek zero-coupon bonds using Level 3 inputs due to the then current lack of market activity and liquidity. The discount rates used in our fair value model for these bonds were based on credit default swap rates.
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
Each reporting period thereafter, we revalue these obligations by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration obligations in R&D expenses within our Consolidated Statements of Income until such time that the related product candidate receives marketing approval. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration obligations would primarily reflect the passage of time.
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
The potential contingent consideration payments required upon achievement of development or regulatory approval based milestones related to our CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. (Calistoga) acquisitions range from no payment if none of the milestones are achieved to an estimated maximum of $254.0 million (undiscounted), of which we had accrued $220.5 million as of December 31, 2013 and $159.3 million as of December 31, 2012. The remainder of the contingent consideration liabilities accrual as of December 31, 2013 and 2012 relates to potential future payments resulting from the acquisition of Arresto Biosciences, Inc. (Arresto) for royalty obligations on future sales once specified sales-based milestones are achieved.
The following table provides a rollforward of our contingent consideration liabilities, which are recorded as part of other accrued liabilities and other long-term obligations in our Consolidated Balance Sheets (in thousands):

	Year Ended December 31,
	2013	2012
Balance, beginning of period	$205,060	$135,591
Additions from new acquisitions	—	—
Net changes in valuation	58,700	69,469
Balance, end of period	$263,760	$205,060

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale debt securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in thousands):

	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. treasury securities	$85,337	$94	$(28)	$85,403	$81,752	$151	$—	$81,903
Money market funds	1,490,964	—	—	1,490,964	1,416,356	—	—	1,416,356
U.S. government agencies securities	93,211	156	(17)	93,350	248,595	386	(29)	248,952
Municipal debt securities	12,009	56	—	12,065	12,062	33	(7)	12,088
Corporate debt securities	219,242	885	(102)	220,025	351,309	1,492	(84)	352,717
Residential mortgage and asset-backed securities	46,969	37	(65)	46,941	82,717	156	(141)	82,732
Total	$1,947,732	$1,228	$(212)	$1,948,748	$2,192,791	$2,218	$(261)	$2,194,748

The following table summarizes the classification of the available-for-sale debt securities on our Consolidated Balance Sheets (in thousands):

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$1,490,964	$1,416,356
Short-term marketable securities	18,756	58,556
Long-term marketable securities	439,028	719,836
Total	$1,948,748	$2,194,748
Cash and cash equivalents in the table above exclude cash of $621.8 million as of December 31, 2013 and $387.3 million as of December 31, 2012.
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	December 31, 2013
	Amortized Cost	Fair Value
Less than one year	$1,509,677	$1,509,720
Greater than one year but less than five years	432,502	433,515
Greater than five years but less than ten years	—	—
Greater than ten years	5,553	5,513
Total	$1,947,732	$1,948,748
The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross realized gains on sales	$1,309	$10,451	$42,849
Gross realized losses on sales	$(585)	$(44,308)	$(12,526)
The cost of securities sold was determined based on the specific identification method.

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Debt securities:
U.S. treasury securities	$(28)	$24,562	$—	$—	$(28)	$24,562
U.S. government agencies securities	(17)	10,858	—	—	(17)	10,858
Municipal debt securities	—	—	—	—	—	—
Corporate debt securities	(102)	37,076	—	1,505	(102)	38,581
Residential mortgage and asset-backed securities	(38)	19,563	(27)	6,731	(65)	26,294
Total	$(185)	$92,059	$(27)	$8,236	$(212)	$100,295

December 31, 2012
Debt securities:
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agencies securities	(29)	26,306	—	—	(29)	26,306
Municipal debt securities	(7)	3,993	—	—	(7)	3,993
Corporate debt securities	(84)	72,722	—	—	(84)	72,722
Residential mortgage and asset-backed securities	(141)	36,415	—	—	(141)	36,415
Total	$(261)	$139,436	$—	$—	$(261)	$139,436
We held a total of 40 securities as of December 31, 2013 and 47 securities as of December 31, 2012 that were in an unrealized loss position. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2013 and 2012 because we do not intend to sell these securities and we believe it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

4.	DERIVATIVE FINANCIAL INSTRUMENTS
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. In order to manage this risk, we may hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We also seek to limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading purposes.
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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at December 31, 2013 will be reclassified to product sales within 12 months.
The cash flow effects of our derivatives contracts for the three years ended December 31, 2013, 2012 and 2011 are included within net cash provided by operating activities in the Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $4.28 billion at December 31, 2013 and $3.39 billion at December 31, 2012.
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

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$12,647	Other accrued liabilities	$85,541
Foreign currency exchange contracts	Other long-term assets	1,229	Other long-term obligations	13,299
Total derivatives designated as hedges		13,876		98,840
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	3	Other accrued liabilities	217
Total derivatives not designated as hedges		3		217
Total derivatives		$13,879		$99,057

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$14,556	Other accrued liabilities	$54,597
Foreign currency exchange contracts	Other long-term assets	142	Other long-term obligations	10,630
Total derivatives designated as hedges		14,698		65,227
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	125	Other accrued liabilities	21
Total derivatives not designated as hedges		125		21
Total derivatives		$14,823		$65,248

The following table summarizes the effect of our foreign currency exchange contracts on our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Derivatives designated as hedges:
Gains (losses) recognized in OCI (effective portion)	$(55,308)	$(62,258)	$1,664
Gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$(19,664)	$88,807	$(78,647)
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$1,645	$(8,444)	$(17,237)
Derivatives not designated as hedges:
Gains (losses) recognized in other income (expense), net	$(16,550)	$(1,099)	$22,084
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on our Consolidated Statements of Income. There were no material amounts recorded in other income (expense), net for the years ended December 31, 2013, 2012 and 2011 as a result of the discontinuance of cash flow hedges.

As of December 31, 2013 and 2012, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Consolidated Balance Sheets (in thousands):

December 31, 2013
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$13,879	$—	$13,879	$(13,879)	$—	$—
Derivative liabilities	(99,057)	—	(99,057)	13,879	—	(85,178)

December 31, 2012
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$14,823	$—	$14,823	$(9,644)	$—	$5,179
Derivative liabilities	(65,248)	—	(65,248)	9,644	—	(55,604)

5.	ACQUISITIONS
YM BioSciences Inc.
We completed the acquisition of YM BioSciences Inc. (YM), based in Canada, for total consideration transferred of $487.6 million on February 8, 2013, at which time YM became a wholly-owned subsidiary of Gilead. YM was a drug development company primarily focused on advancing momelotinib (formerly known as CYT387), an orally administered, once-daily candidate for hematologic cancers.
The fair values of acquired assets and assumed liabilities include primarily IPR&D of $362.7 million, goodwill of $127.2 million, deferred tax assets of $53.0 million with a full unrecognized tax benefit, deferred tax liabilities of $108.8 million and cash acquired of $108.9 million. Pro forma results of operations for the acquisition of YM have not been presented because this acquisition is not material to our consolidated results of operations. See Note 8, Intangible Assets and Goodwill for a description of the IPR&D acquired.

Pharmasset, Inc.
In January 2012, we completed the acquisition of Pharmasset, a publicly-held clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset's primary focus was the development of oral therapeutics for the treatment of HCV infection. Pharmasset's lead compound, sofosbuvir (formerly referred to as GS-7977), is a nucleotide analog which, in December 2013, was approved by the FDA and Health Canada under the name Sovaldi, as a once-daily oral regimen for the treatment of HCV in patients with genotypes 1, 2, 3 or 4 infection, including those with hepatocellular carcinoma meeting Milan criteria (awaiting liver transplantation) and those with HCV/HIC-1 co-infection. In January 2014, the European Commission granted marketing authorization for Sovaldi in all 28 countries in the European Union. The acquisition of Pharmasset has allowed us to advance our effort to develop all-oral regimens for the treatment of HCV.
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

Identifiable Intangible Assets
We acquired intangible assets, primarily comprised of the sofosbuvir IPR&D compound, which had an estimated fair value of $10.72 billion as of the date of acquisition. The fair value of the asset was determined using a probability-weighted income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 12%, which is based on the estimated weighted-average cost of capital for companies with profiles similar to that of Pharmasset. This rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the intangible asset. The projected cash flow from sofosbuvir was based on key assumptions such as: estimates of revenues and operating profits related to each project considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived assets until the completion or abandonment of the associated R&D efforts. In December 2013, the $10.72 billion purchased IPR&D project for sofosbuvir was completed and reclassified as a finite-lived intangible asset. We are amortizing this asset over its estimated useful life, utilizing the straight-line method.
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

6.	INVENTORIES
Inventories are summarized as follows (in thousands):

	December 31,
	2013	2012
Raw materials	$1,049,403	$826,545
Work in process	412,945	358,525
Finished goods	593,440	559,912
Total	$2,055,788	$1,744,982
The joint ventures formed by Gilead and BMS (See Note 9, Collaborative Arrangements), which are included in our Consolidated Financial Statements, held efavirenz active pharmaceutical ingredient in inventory. This efavirenz inventory was purchased from BMS at BMS's estimated net selling price of efavirenz and totaled $1.28 billion as of December 31, 2013 and $1.26 billion as of December 31, 2012.

7.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows (in thousands):

	December 31,
	2013	2012
Property, plant and equipment, net:
Buildings and improvements (including leasehold improvements)	$834,910	$670,470
Laboratory and manufacturing equipment	250,167	205,097
Office and computer equipment	255,960	233,987
Capitalized leased equipment	1,801	1,758
Construction in progress	129,400	216,434
Subtotal	1,472,238	1,327,746
Less accumulated depreciation and amortization (including $1,623 for 2013 and $1,525 for 2012 relating to capitalized leased equipment)	(501,967)	(423,300)
Subtotal	970,271	904,446
Land	195,910	195,813
Total	$1,166,181	$1,100,259
In 2013, we completed construction of a new laboratory facility at our headquarters to support the ongoing growth of our business. The total cost to complete the facility was $134.0 million.

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the carrying amount of our intangible assets (in thousands):

	December 31,
	2013	2012
Indefinite-lived intangible assets	$574,355	$10,986,200
Finite-lived intangible assets	11,325,751	750,193
Total intangible assets	$11,900,106	$11,736,393
Indefinite-Lived Intangible Assets
As of December 31, 2012, our indefinite-lived intangible assets consisted primarily of the purchased IPR&D, now known commercially as Sovaldi (sofosbuvir) from our acquisition of Pharmasset. Upon FDA approval and commercial launch of Sovaldi in December 2013, we reclassified the IPR&D related to Sovaldi to finite-lived intangible assets. In 2013, we also completed our acquisition of YM. Of the total $487.6 million fair value of acquired assets and assumed liabilities for YM, we attributed $362.7 million to IPR&D related to momelotinib on our Consolidated Balance Sheet. The following table summarizes our indefinite-lived intangible assets (in thousands):

	December 31,
	2013	2012
Indefinite-lived intangible asset - Sovaldi (sofosbuvir)	$—	$10,720,000
Indefinite-lived intangible asset - Momelotinib (formerly CYT387)	362,700	—
Indefinite-lived intangible assets - Other	266,200	266,200
	628,900	10,986,200
Foreign currency translation adjustment	(54,545)	—
Total	$574,355	$10,986,200

Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in thousands):

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - Sofosbuvir	$10,720,000	$58,261	$—	$—
Intangible asset - Ranexa	688,400	190,849	688,400	133,119
Intangible asset - Lexiscan	262,800	121,210	262,800	95,466
Other	42,995	18,124	42,995	15,417
Total	$11,714,195	$388,444	$994,195	$244,002
Upon FDA approval and commercial launch of Sovaldi in December 2013, we reclassified the IPR&D related to Sovaldi to finite-lived intangible assets. Amortization expense related to finite-lived intangible assets included primarily in cost of goods sold in our Consolidated Statements of Income totaled $143.3 million in 2013, $63.3 million in 2012 and $69.6 million in 2011. The weighted-average amortization period for all finite-lived intangible assets is approximately 15 years. As of December 31, 2013, the estimated future amortization expense associated with our intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2014	$798,044
2015	803,496
2016	811,428
2017	815,872
2018	827,980
Total	$4,056,820
Goodwill
Upon completing the acquisition of YM, we attributed $127.2 million to goodwill on our Consolidated Balance Sheets. The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2012	$1,060,919
Goodwill resulting from the acquisition of YM	127,238
Foreign currency translation adjustment	(19,134)
Balance at December 31, 2013	$1,169,023

9.	COLLABORATIVE ARRANGEMENTS
From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or appropriate disclosure based on applicable guidance. For variable interest entities (VIEs), we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of December 31, 2013, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.

Bristol-Myers Squibb Company
North America
In 2004, we entered into a collaboration arrangement with BMS to develop and commercialize the single tablet regimen of our Truvada and BMS's Sustiva (efavirenz) in the United States. This combination was approved for use in the United States in 2006 and is sold under the brand name Atripla. We and BMS structured this collaboration as a joint venture that operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. We and BMS granted royalty-free sublicenses to the joint venture for the use of our respective company owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. In 2006, we and BMS amended the joint venture's collaboration agreement to allow the joint venture to sell Atripla in Canada. The economic interests of the joint venture held by us and BMS (including share of revenues and out-of-pocket expenses) are based on the portion of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both our and BMS's respective economic interests in the joint venture may vary annually.
We and BMS shared marketing and sales efforts. Starting in 2011, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the United States, and the parties have reduced their joint promotional efforts since we launched Complera in August 2011 and Stribild in August 2012. The parties will continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. The daily operations of the joint venture are governed by four primary joint committees formed by both BMS and Gilead. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. The agreement will continue until terminated by the mutual agreement of the parties. In addition, either party may terminate the other party's participation in the collaboration within 30 days after the launch of at least one generic version of such other party's single agent products (or the double agent products). The terminating party then has the right to continue to sell Atripla and become the continuing party, but will be obligated to pay the terminated party certain royalties for a three-year period following the effective date of the termination.
As of December 31, 2013 and 2012, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Consolidated Balance Sheets. As of December 31, 2013, total assets held by the joint venture were $2.24 billion and consisted primarily of cash and cash equivalents of $245.7 million, accounts receivable of $275.3 million and inventories of $1.72 billion; total liabilities were $1.26 billion and consisted primarily of accounts payable of $915.4 million and other accrued expenses of $341.2 million. As of December 31, 2012, total assets held by the joint venture were $1.95 billion and consisted primarily of cash and cash equivalents of $191.1 million, accounts receivable of $223.7 million and inventories of $1.54 billion; total liabilities were $1.32 billion and consisted primarily of accounts payable of $1.03 billion and other accrued expenses of $291.5 million. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets. Similarly, the assets held in the joint venture can be used only to settle obligations of the joint venture. Certain prior period amounts have been reclassified to conform to the current presentation.
Europe
In 2007, Gilead Sciences Limited, our wholly-owned subsidiary in Ireland, and BMS entered into a collaboration agreement with BMS which sets forth the terms and conditions under which we and BMS commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS's estimated net selling price of efavirenz in the European Territory. We are responsible for manufacturing, product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we and BMS promote Atripla. In general, the parties share revenues and out-of-pocket expenses in proportion to the net selling prices of the components of Atripla, Truvada and efavirenz.
Starting in 2012, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of December 31, 2013 and 2012, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Consolidated Balance Sheets.

The parties also formed a limited liability company to hold the marketing authorization for Atripla in Europe. We have primary responsibility for regulatory activities. In the major market countries, both parties have agreed to independently continue to use commercially reasonable efforts to promote Atripla.
The agreement will terminate upon the expiration of the last-to-expire patent which affords market exclusivity to Atripla or one of its components in the European Territory. In addition, either party may terminate the agreement for any reason and such termination will be effective two calendar quarters after notice of termination. The non-terminating party has the right to continue to sell Atripla and become the continuing party, but will be obligated to pay the terminating party certain royalties for a three-year period following the effective date of the termination. In the event the continuing party decides not to sell Atripla, the effective date of the termination will be the date Atripla is withdrawn in each country or the date on which a third party assumes distribution of Atripla, whichever is earlier.
Japan Tobacco Inc.
In 2005, Japan Tobacco Inc. (Japan Tobacco) granted us exclusive rights to develop and commercialize elvitegravir, a novel HIV integrase inhibitor, in all countries of the world, excluding Japan, where Japan Tobacco retained such rights. Under the agreement, we are responsible for seeking regulatory approval in our territories and are required to use diligent efforts to commercialize elvitegravir for the treatment of HIV infection. In November 2013, the European Commission granted us marketing authorization for elvitegravir, now known commercially as Vitekta, also a component of Stribild. We bear all costs and expenses associated with such commercialization efforts. Under the terms of the agreement, we incurred an up-front license fee of $15.0 million which was included in R&D expenses in 2005 as there was no future alternative use for this technology. In 2006, we recorded $5.0 million in R&D expenses related to a milestone we incurred as a result of dosing the first patient in a Phase 2 clinical study and in 2008, we recorded $7.0 million in R&D expenses related to a milestone we paid related to the dosing of the first patient in a Phase 3 clinical study.
In October 2011, we submitted an NDA to the FDA for the approval of Stribild and in December 2011, we submitted a marketing authorization application to the EMA for marketing approval of Stribild at which time we recorded $16.0 million in R&D expenses related to milestones incurred in connection with these filings. We are obligated to make additional payments upon the achievement of other milestones up to a total of $90.0 million as well as pay royalties based on any net sales in the territories where we market the product. In August 2012, we capitalized $20.0 million related to the milestone incurred in connection with the FDA approval of Stribild and in May 2013, we capitalized $12.0 million related to the milestone we incurred in connection with the EMA approval of Stribild. Both milestones are being amortized over the useful patent life of Vitekta, which is approximately 10 years, expiring in 2023.
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
In accordance with the terms of the agreement, we recorded €71.5 million (approximately $100.0 million) in reimbursable research and development costs incurred by Janssen in the development of rilpivirine through December 2011. We are responsible for manufacturing Complera/Eviplera and have the lead role in registration, distribution and commercialization of the product in the licensed countries. Janssen has exercised a right to co-detail the combination product in the some of the countries where Gilead is the selling party.
In 2011 and 2013, we amended the agreement to include distribution of Complera/Eviplera to the rest of the world. We have the right to distribute the product in North America, Europe, Latin America (except Mexico), Australia and New Zealand, while Janssen has the right to distribute the product in the other regions, including Japan and Russia.
The price of the product is expected to be the sum of the price of Truvada and the price of rilpivirine purchased separately. The cost of rilpivirine purchased by us from Janssen for Complera/Eviplera is approximately the market price of rilpivirine, less a specified percentage of up to 30% in major markets.

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
The royalties payable to us on net sales of Tamiflu sold by Roche remain the same under the amended agreement, which are as follows: (a) 14% of the first $200.0 million in worldwide net sales in a given calendar year; (b) 18% of the next $200.0 million in worldwide net sales during the same calendar year; and (c) 22% of worldwide net sales in excess of $400.0 million during the same calendar year. The amended agreement revised the provision in the 1996 Agreement relating to the calculation of royalty payments such that in any given calendar quarter Roche will pay royalties based on the actual royalty rates applicable to such quarter. In addition, under the amended agreement, royalties payable by Roche to us will no longer be subject to a cost of goods sold adjustment that was provided in the 1996 Agreement. We recorded Tamiflu royalties totaling $134.7 million in 2013, $43.7 million in 2012 and $75.5 million in 2011.
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

10.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

				Interest	December 31,
Type of Borrowing	Description	Issue Date	Due Date	Rate	2013	2012
Convertible Senior	May 2013 Notes	April 2006	May 2013	0.625%	$—	$419,433
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	234,217	1,210,213
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	1,113,043	1,157,692
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	993,781	992,923
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,710	749,394
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,326	699,095
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,716	1,247,428
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,885	997,810
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	600,000	750,000
Total debt, net					6,635,678	8,223,988
Less current portion					2,696,970	1,169,433
Total long-term debt, net					$3,938,708	$7,054,555
May 2013 Convertible Senior Notes
In April 2006, we issued $650.0 million of the May 2013 Notes in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. In 2013 and 2012, a portion of the May 2013 Notes was converted and on May 1, 2013, the remainder matured. We repaid an aggregate principal balance of $426.3 million during 2013 and $223.3 million during 2012. We also paid $714.0 million in cash during 2013 and $213.9 million during 2012 related to the conversion spread of the May 2013 Notes, which represents the conversion value in excess of the principal amount. We received $714.0 million in cash during 2013 and $213.9 million during 2012 from our convertible note hedges related to the May 2013 Notes. The warrants related to the May 2013 Notes expired in August 2013. We paid $1.04 billion to settle the warrants as the average market price of our common stock exceeded the warrants' exercise price.
The May 2013 Notes were issued at par and bore an interest rate of 0.625%. Debt issuance costs of $8.4 million were recorded in other long-term assets and were amortized to interest expense over the contractual term of the May 2013 Notes. The initial conversion rate for the May 2013 Notes was 52.4920 shares per $1,000 principal amount (which represents an initial conversion price of approximately $19.05 per share). The conversion rate was subject to customary anti-dilution adjustments.
Prior to maturity, the May 2013 Notes were convertible, subject to adjustment, only under the following circumstances: 1) during any calendar quarter beginning after September 30, 2006 if the closing price of our common stock for at least 20 trading days during the last 30 consecutive trading day period of the previous quarter was more than 130% of the applicable conversion price per share, 2) if we made specified distributions to holders of our common stock or if specified corporate transactions occur, or 3) during the last month prior to maturity of the applicable notes. Upon conversion, a holder received an amount in cash equal to the lesser of (i) the principal amount of the note or (ii) the conversion value for such note. If the conversion value exceeded the principal amount, we also delivered, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of the principal amount.
As of December 31, 2012, the May 2013 Notes were classified as current given their maturity date. As the conversion criteria discussed above had been met, the related unamortized discount of $7.1 million was classified as equity component of currently redeemable convertible notes as of December 31, 2012 on our Consolidated Balance Sheet.
If the May 2013 Notes had been converted in connection with a change in control, we could have been required to provide a make whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders could have required us to purchase all or a portion of their notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.
Concurrent with the issuance of the May 2013 Notes, we purchased convertible note hedges in private transactions at a cost of $214.7 million, which was tax deductible over the life of the notes. We also sold warrants in private transactions to acquire 34.1 million shares of our common stock with a strike price of $26.95 per share and received net proceeds of $133.5 million from the sale of the warrants. The convertible note hedges and warrants were intended to reduce the potential economic dilution upon future conversions of the notes by effectively increasing our conversion price to $26.95 per share for the May 2013 Notes. The net cost of $81.2 million of the convertible note hedge and warrant transactions was recorded in stockholders' equity on our Consolidated Balance Sheets. In addition, because both of these contracts were classified in stockholders’ equity and were indexed to our common stock, they were not accounted for as derivatives.
The convertible note hedges cover, subject to customary anti-dilution adjustments, 34.1 million shares of our common stock at strike prices that initially correspond to the initial conversion price of the May 2013 Notes and were subject to adjustments similar to those applicable to the conversion price of the related notes. If the market value per share of our common stock at the time of conversion of the May 2013 Notes was above the strike price of the applicable convertible note hedges, we would have been entitled to receive from the counterparties in the transactions shares of our common stock or, to the extent we made a corresponding election with respect to the related convertible notes, cash or a combination of cash and shares of our common stock, at our option, for the excess of the market value of the common stock over the strike price of the convertible note hedges. The convertible note hedges would have terminated upon the maturity of the May 2013 Notes or when none of the May 2013 Notes remained outstanding due to conversion or otherwise. There were 34.1 million shares of our common stock underlying the warrants, subject to customary anti-dilution adjustments. The warrants had a strike price of $26.95 per share and were exercisable only on their expiration dates. If the market value of our common stock at the time of the exercise of the applicable warrants exceeded their strike prices, we would have been required to net settle in cash or shares of our common stock, at our option, with the counterparties for the value of the warrants in excess of the warrant strike prices.
Contemporaneously with the closing of the sale of the May 2013 Notes, a portion of the net proceeds from the notes issuance and the proceeds of the warrant transactions were used to repurchase shares of our common stock.
Under current accounting guidance, we bifurcated the conversion option of the May 2013 Notes from the debt instrument, classified the conversion option in equity and accreted the resulting debt discount as interest expense over the contractual terms of the May 2013 Notes. The following table summarizes information about the equity and liability components of the May 2013 Notes (in thousands):

	Carrying Value of Equity Component		Net Carrying Amount of Liability Component		Unamortized Discount of Liability Component
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012
May 2013 convertible senior notes	$—	$126,839	$—	$419,433	$—	$(7,147)
We recognized $8.0 million in 2013, $35.8 million in 2012 and $34.2 million in 2011 in interest expense related to the contractual coupon rates and amortization of the debt discount and issuance costs for the May 2013 Notes. The effective interest rate on the liability component of the May 2013 Notes was 5.8%.
May 2014 and 2016 Convertible Senior Notes
In July 2010, we issued $1.25 billion of the May 2014 Notes and $1.25 billion of the May 2016 Notes in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. During 2013, a portion of the May 2014 Notes and May 2016 Notes was converted. We repaid $1.09 billion of the principal balance, primarily comprised of May 2014 Notes. We also paid $2.06 billion in cash related to the conversion spread of the notes, which represents the conversion value in excess of the principal amount, and received $2.06 billion in cash from our convertible note hedges related to these notes.
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
As of December 31, 2013, the May 2014 Notes were classified as current given their maturity date and the May 2016 Notes were classified as current given that the conversion criteria discussed above had been met. As a result, the related unamortized discount of $63.8 million was classified as equity component of currently redeemable convertible notes on our Consolidated Balance Sheet.
If the May 2014 Notes and the May 2016 Notes are converted in connection with a change in control, we may be required to provide a make whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. As of December 31, 2013, the if-converted value of the May 2014 Notes and May 2016 Notes would exceed the principal amounts of the notes by $550.6 million and $2.71 billion, respectively.
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

	Carrying Value of Equity Component		Net Carrying Amount of Liability Component		Unamortized Discount of Liability Component
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012
May 2014 convertible senior notes	$20,306	$107,496	$234,217	$1,210,213	$(1,907)	$(39,787)
May 2016 convertible senior notes	142,912	152,039	1,113,043	1,157,692	(61,924)	(92,308)
Total May 2014 and 2016 convertible senior notes	$163,218	$259,535	$1,347,260	$2,367,905	$(63,831)	$(132,095)
We recognized $107.4 million in 2013, $86.9 million in 2012 and $84.9 million in 2011 in interest expense related to the contractual coupon rates and amortization of the debt discount and issuance costs for the May 2014 Notes and May 2016 Notes. The effective interest rate on the liability components of the May 2014 Notes and May 2016 Notes were 3.5% and 4.0%, respectively.
April 2021 Senior Unsecured Notes
In March 2011, we issued the April 2021 Notes in a registered offering for an aggregate principal amount of $1.00 billion. The April 2021 Notes will mature on April 1, 2021 and pay interest at a fixed annual rate of 4.50%. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $5.8 million and are being amortized to interest expense over the contractual term of the April 2021 Notes. We recognized $46.4 million in 2013, $46.4 million in 2012 and $35.0 million in 2011 in interest expense related to the contractual coupon rates and amortization of the debt discount and issuance costs for the April 2021 Notes.
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
December 2014, 2016, 2021 and 2041 Senior Unsecured Notes
In December 2011, we issued the December 2014 Notes, December 2016 Notes, December 2021 Notes and December 2041 Notes (the December Notes) in a registered offering for $750.0 million, $700.0 million, $1.25 billion and $1.00 billion, respectively for an aggregate principal amount of $3.70 billion. The notes will mature in December 2014, 2016, 2021 and 2041 and pay interest at fixed annual rates of 2.40%, 3.05%, 4.40% and 5.65%, respectively. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $20.0 million and are being amortized to interest expense over the contractual term of each of the respective notes. We recognized $155.0 million in 2013, $155.0 million in 2012 and $7.8 million in 2011 in interest expense related to the contractual coupon rates and amortization of the debt discount and issuance costs for the December Notes.
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
Credit Facilities
In January 2012, in conjunction with our acquisition of Pharmasset, we entered into a five-year $1.25 billion revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement), a $750.0 million short-term revolving credit facility credit agreement (the Short-Term Revolving Credit Agreement) and a $1.00 billion term loan facility (the Term Loan Credit Agreement). We borrowed $750.0 million under the Five-Year Revolving Credit Agreement, $400.0 million under the Short-Term Revolving Credit Agreement and $1.00 billion under the Term Loan Credit Agreement, upon the close of the acquisition. In 2012, we fully repaid the outstanding debt under the Term Loan Credit Agreement and the Short-Term Revolving Credit Agreement, at which time both agreements terminated. During 2013, we repaid $150.0 million under the Five-Year Revolving Credit Agreement.
The Five-Year Revolving Credit Agreement contains customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loan bears interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the credit agreement. We may reduce the commitments and may prepay the loan in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreement and notes indentures and as of December 31, 2013, we were in compliance with all such covenants.
The Five-Year Revolving Credit Agreement was inclusive of a $30.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility. As of December 31, 2013, we had $4.7 million in letters of credit outstanding under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement will terminate and all amounts owed under the agreement shall be due and payable in January 2017.
Contractual Maturities of Financing Obligations
Based on the contractual due dates, the aggregate maturities of financing obligations due subsequent to December 31, 2013, are as follows (in thousands):

Maturity Date	Amount
2014	$2,761,091
2015	—
2016	700,000
2017	—
2018	—
Total	$3,461,091

11.	COMMITMENTS AND CONTINGENCIES
Lease Arrangements
We have entered into various long-term non-cancelable operating leases for equipment and facilities. We lease facilities in Foster City, Fremont, Palo Alto and San Dimas, California; Branford, Connecticut; and Seattle, Washington; the Dublin and Cork areas of Ireland and the London area of the United Kingdom. We also have operating leases for sales, marketing and administrative facilities in Europe, Canada and Asia-Pacific. Our leases expire on various dates between 2014 and 2030, with many of our leases containing options to renew. Certain facility leases also contain rent escalation clauses. Our most significant lease, related to a facility in Seattle, Washington, expires in 2020 and has a 10-year term. The lease provides us with three consecutive rights to extend the term of the lease through 2035 and contains an annual three percent rent escalation clause. The lease also requires us to pay additional amounts for operating expenses and maintenance. We also have leases for four corporate aircraft, with varying terms, with renewal options upon expiration of the lease terms.
Lease expense under our operating leases was approximately $53.6 million in 2013, $53.9 million in 2012 and $48.1 million in 2011. Aggregate non-cancelable future minimum rental payments under operating leases are as follows (in thousands):

2014	$48,976
2015	46,345
2016	41,384
2017	32,482
2018	25,204
Thereafter	31,922
Total	$226,313
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
Litigation with Generic Manufacturers
As part of the approval process for some of our products, the FDA granted a New Chemical Entity (NCE) exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drugs through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug.
We received notices that generic manufacturers have submitted ANDAs to manufacture a generic version of Atripla, Truvada, Viread, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada. In April 2013, we and Teva Pharmaceuticals (Teva) reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Atripla, Truvada and Viread products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017.
In August 2013, we and Lupin Limited (Lupin) reached an agreement to settle the patent litigation concerning ten of the patents that protect Ranexa. Under the agreement, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019.
In February 2014, we and Teva reached an agreement in principle to settle the ongoing patent litigation concerning the emtricitabine patents that protect Atripla and Truvada. The terms of the settlement agreement are confidential. The settlement agreement will be filed with the Federal Trade Commission and Department of Justice as required by law.
Also in August 2012, Teva filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. In September 2013, a hearing on the consolidated requests for orders of prohibition in connection with all three of Teva’s ANDS filings (for Teva’s generic versions of Viread, Truvada, and Atripla) took place. In

December 2013, the court issued our requested order prohibiting the Canadian Ministry of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada, and Atripla products until expiry of our patent in July 2017. Teva appealed this decision and this decision of the court does not ultimately resolve the validity challenges raised by Teva in the Impeachment Action. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products prior to the expiry of our patents. A trial in the Impeachment Action is scheduled for January 2015.
We anticipate trials related to Lupin's ANDAs requesting permission to make a generic version of Truvada and Viread and Cipla's ANDA requesting permission to make generic versions of Emtriva and Viread to take place in the fourth quarter of 2014.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Atripla, Truvada, Viread, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
Litigation Related to Sofosbuvir
In January 2012, we acquired Pharmasset. Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of HCV. In December 2013, we received FDA approval of sofosbuvir, brand-named Sovaldi. We have received a number of contractual and intellectual property claims regarding sofosbuvir. We have carefully considered these claims both prior to and following the acquisition and believe they are without merit.
Contract Arbitration with Jeremy Clark
In March 2012, Jeremy Clark, a former employee of Pharmasset and inventor of U.S. Patent No. 7,429,572 patent, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in the U.S. District Court for the Northern District of Alabama in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572 patent, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which the court subsequently dismissed. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which the court denied. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. In June 2013, the arbitration panel issued its decision in favor of Pharmasset (now Gilead) and Dr. Schinazi. In August 2013, Gilead and Dr. Schinazi filed a motion in the U.S. District Court for the Northern District of Alabama seeking to have the court confirm the arbitration decision and Mr. Clark filed a motion seeking to vacate the arbitration decision. The court has not yet ruled on these motions.
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the arbitration demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc.
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 patent and Idenix Pharmaceuticals, Inc.'s (Idenix)

pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128, a prodrug of a cytidine nucleoside analog that Pharmasset licensed to Roche. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application that led to Idenix’s U.S. Patent No. 7,608,600 patent (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware. If either or both of the Board’s decisions are reversed on appeal and the court determines that Idenix is entitled to their patent claims, and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in the United States. A decision by the District Court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).We believe that the claims in the Idenix application involved in the First Idenix Interference, and similar U.S. and foreign patents claiming the same compounds and metabolites, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191, which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that is the subject of the First Idenix Interference. Idenix has now asserted that our Canadian Patent No. 2,527,657, corresponding to our U.S. Patent No. 7,429,572 patent in the First Idenix Interference, is invalid. We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572 patent. The trial was held in November 2013. The court has not yet issued a decision. In August 2013, Idenix also filed a request for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7,429,572 patent. We filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of sofosbuvir will infringe the Australian patent corresponding to the ‘600 patent. We may bring similar action in other countries in the future. Idenix has not been awarded patents on these compounds from the European Patent Office, Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada, Norway and Australia. If the courts hearing these proceedings determine that Idenix is entitled to their patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in that country.
In December 2013, after receiving Gilead’s request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. In the declaration of the Second Idenix Interference, the USPTO has initially designated Gilead as the junior party based upon the patent application filing dates appearing on the face of the ‘600 patent. On February 5, 2014, the USPTO issued an Order to Show Cause against Idenix in the Second Idenix Interference. The Order requires Idenix to explain why judgment should not be entered against it in the Second Idenix Interference in favor of Gilead based upon the outcome of the First Idenix Interference. The Order indicates that the claims in the ‘600 patent which are involved in the Second Idenix Interference are unpatentable due to Gilead prevailing in the First Idenix Interference and that Idenix will not be allowed to claim the benefit of the filing date of its earlier filed patent applications. We believe the Board’s determination in the First Idenix Interference that Idenix is not entitled the benefit of any of its earlier application filing dates, including the filing date of the ‘600 patent, will be equally applicable to the Second Idenix Interference. If we are correct, the Board may conclude that Gilead is the senior party in the Second Idenix Interference, consistent with the determination in the First Idenix Interference. In light of the Board’s conclusion in the First Idenix Interference that the application that led to the ‘600 patent does not teach how to make the claimed compounds, it is possible that the Board will make the same determination in the Second Idenix Interference and eliminate the need for the Board to address who was the first to invent the claimed methods of treating HCV. However, if the Board does consider who was the first to invent the claimed methods of treating HCV and ultimately concludes that Gilead was first, the claims in the '600 patent may be revoked. If the Board determines that Idenix was first to invent and is entitled to these patent claims, and it is determined in other proceedings that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. federal court.

In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322 patent. We believe that the claims in the ‘600 patent are invalid and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and further determines that the ‘600 patent is infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
Also in December 2013, Idenix and UDSG sued us in U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597 patents. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and determines that these patents are infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the recent disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the pending claims of our U.S. Patent Application No. 13/491,446.
Litigation with Merck & Co., Inc.
In August 2013, Merck & Co., Inc. (Merck) contacted us requesting that we pay royalties on the sales of sofosbuvir and take a license to U.S. Patent No. 7,105,499 patent and U.S. Patent No. 8,481,712 patent, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 patents cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie recently obtained U.S. Patent Nos. 8,466,159 and 8,492,386 patents, which purport to claim the use of a combination of LDV/SOF for the treatment of HCV. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to combinations of ledipasvir and sofosbuvir. Certain of those applications were filed before AbbVie's recently issued patents. For this reason and others, we believe AbbVie's patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the PTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February 2014, AbbVie responded to our lawsuit by filing a lawsuit also in the U.S. District Court for the District of Delaware alleging that our LDV/SOF product will infringe their patents. We do not expect AbbVie's patents to block or delay the commercialization of our combination products. If the court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by sofosbuvir, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all. Further, if any party is successful in establishing exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir would be adversely affected. A range of losses cannot be estimated at this time.

Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.
Other Commitments
In the normal course of business, we enter into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of December 31, 2013, these commitments for the next five years were approximately $1.50 billion in 2014, $160.3 million in 2015, $156.8 million in 2016, $73.8 million in 2017 and $3.2 million in 2018. The amounts related to active pharmaceutical ingredients represent minimum purchase requirements. Actual payments for the purchases related to these active pharmaceutical ingredients were $2.06 billion in 2013, $1.86 billion in 2012 and $1.53 billion in 2011.

12.	STOCKHOLDERS' EQUITY
Stock Repurchase Programs
In May 2010, our Board authorized a three-year, $5.00 billion stock repurchase program. We completed this program in September 2011. In January 2011, our Board authorized another three-year, $5.00 billion stock repurchase program. We initiated purchases under this program in September 2011 upon completion of our May 2010 stock repurchase program.
As of December 31, 2011, we had repurchased $403.1 million of our common stock under our January 2011 stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $4.60 billion. In 2011, we spent a total of $2.38 billion to repurchase and retire 119.8 million shares of our common stock at an average purchase price of $19.90 per share.
As of December 31, 2012, we had repurchased $1.07 billion of our common stock under January 2011 stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $3.93 billion. In 2012, we spent a total of $666.9 million to repurchase and retire 23.1 million shares of our common stock at an average purchase price of $28.93 per share.
As of December 31, 2013, we had repurchased $1.65 billion of our common stock under our January 2011 stock repurchase program and the remaining authorized amount of stock repurchases that may be made under this plan was $3.35 billion. In 2013, we spent a total of $582.2 million to repurchase and retire 9.6 million shares of our common stock at an average purchase price of $60.78 per share.
We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to APIC based on an estimated average sales price per issued share with the excess amounts charged to retained earnings.
In addition to repurchases from our stock repurchase program, we repurchased shares of common stock withheld by us from employee restricted stock awards to satisfy our applicable tax withholding obligations. The following table summarizes the reduction of common stock and APIC and the charge to retained earnings as a result of our stock repurchases (in thousands):

	Year ended December 31,
	2013	2012	2011
Reduction of common stock and APIC	$14,076	$40,585	$186,174
Charge to retained earnings	$674,308	$663,582	$2,210,607
Preferred Stock
We have 5.0 million shares of authorized preferred stock issuable in series. Our Board is authorized to determine the designation, powers, preferences and rights of any such series. There was no preferred stock outstanding as of December 31, 2013 and 2012.
Rights Plan
In September 2012, we terminated our Rights Plan.

Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated OCI by component, net of tax (in thousands):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1,420)	$7,502	$(51,697)	$(45,615)
Other comprehensive income (loss) before reclassifications	(44,440)	4,867	(59,653)	(99,226)
Amounts reclassified from accumulated other comprehensive income	—	(462)	20,857	20,395
Net current period other comprehensive income (loss)	(44,440)	4,405	(38,796)	(78,831)
Balance at December 31, 2013	$(45,860)	$11,907	$(90,493)	$(124,446)
For 2013, amounts reclassified for gains (losses) on cash flow hedges were recorded as part of product sales on our Consolidated Statements of Income. Amounts reclassified for unrealized gains (losses) on available-for-sale securities were recorded as part of other income (expense), net on our Consolidated Statements of Income.
2004 Equity Incentive Plan
In May 2004, our stockholders approved and we adopted the Gilead Sciences, Inc. 2004 Equity Incentive Plan (the 2004 Plan), which replaced all of our existing equity plans (Prior Plans). The remaining shares that were available for future grants under the Prior Plans were transferred to the 2004 Plan and additionally, if awards granted under the Prior Plans expire or otherwise terminate without being exercised, the shares of our common stock reserved for such awards are added back to the pool of available shares of common stock under the 2004 Plan. The 2004 Plan is a broad based incentive plan that provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock awards and performance awards, to employees, directors and consultants. Under the 2004 Plan, we are authorized to issue a maximum of 50.0 million shares of full-value awards, such as restricted stock, restricted stock units, performance shares, performance units (to the extent settled in common stock) and phantom shares over the term of the Plan. The 2004 Plan authorizes the issuance of a total of 243.2 million shares of common stock. As of December 31, 2013, a total of 76.8 million shares remain available for future grant under the 2004 Plan.
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

The following table summarizes activity and related information under our stock option plans. All option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	72,247	$17.21
Granted and assumed	2,155	$41.65
Forfeited	(668)	$24.57
Expired	(20)	$12.43
Exercised	(19,011)	$13.58
Outstanding at December 31, 2013	54,703	$19.34	4.1	$3,049,967
Exercisable at December 31, 2013	47,035	$18.02	3.5	$2,684,613
Expected to vest, net of estimated forfeitures at December 31, 2013	7,215	$27.05	7.5	$346,673
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options exercised was $836.5 million during 2013, $500.0 million during 2012 and $194.5 million during 2011.
The weighted-average grant date fair values of the stock options granted was $12.41 per share during 2013, $7.60 per share during 2012 and $6.17 per share during 2011.
As of December 31, 2013, there was $51.4 million of unrecognized compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 1.9 years.
Performance Awards
Under the 2004 Plan, we grant performance-based restricted stock units which vest upon the achievement of specified market or performance goals, which could include achieving a total shareholder return compared to a pre-determined peer group or achieving revenue targets. The actual number of common shares ultimately issued is calculated by multiplying the number of performance units by a payout percentage ranging from 0% to 200% and these awards generally vest only when a committee (or subcommittee) of our Board has determined that the specified market and performance goals have been achieved. The approval from the committee is generally obtained within a three year period. The fair value of each performance share is estimated at the date of grant or when performance objectives are defined for the grants. Depending on the terms of the award, fair value on the date of grant is determined based on either the Monte Carlo valuation methodology or the stock price on the date of grant.
In addition, we have also granted other performance-based restricted stock awards to certain of our employees under the 2004 Plan. The vesting of these awards is subject to the achievement of specified individual performance goals, typically within a one year period. The fair value of such an award is equal to the closing price of our common stock on the grant date.

The following table summarizes activity and related information for all of our performance awards (in thousands, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value Per Share (1)
Outstanding at December 31, 2012	2,785	$22.11
Granted	398	$30.16
Vested	(417)	$26.99
Forfeited	(488)	$26.56
Outstanding at December 31, 2013	2,278	$24.06
(1) Weighted-average grant-date fair value per share excludes shares related to grants that currently have no grant-date fair value as the performance objectives have not yet been defined.
The weighted-average grant date fair values of our performance awards granted was $30.16 per share during 2013, $20.67 per share during 2012 and $19.17 per share during 2011. The total fair value of our performance awards vested was $11.3 million during 2013, $19.7 million during 2012 and $18.9 million during 2011.
We recognized stock-based compensation expenses of $25.3 million during 2013, $24.1 million during 2012 and $25.2 million during 2011 related to these performance awards. As of December 31, 2013, there was $10.9 million of unrecognized compensation costs related to these performance awards, which is expected to be recognized over an estimated weighted-average period of 0.8 years.
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
The fair value of an RSU is equal to the closing price of our common stock on the grant date. The following table summarizes our RSU activities and related information (in thousands, except per share amounts):

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2012	17,175	$24.17
Granted and assumed	6,236	$48.61
Vested	(5,002)	$23.63
Forfeited	(1,108)	$27.39
Outstanding at December 31, 2013	17,301	$32.89
The weighted-average grant date fair values of RSUs granted was $48.61 per share during 2013, $27.75 per share during 2012 and $19.40 per share during 2011.The total fair value of RSUs that vested was $118.2 million during 2013, $60.0 million during 2012 and $25.4 million during 2011.
As of December 31, 2013, there was $349.5 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, as amended and the International Employee Stock Purchase Plan (together, the ESPP), employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date. The ESPP offers a two-year look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. ESPP purchases are settled with common stock from the ESPP's previously authorized and available pool of shares. During 2013, 2.5 million shares were issued under the ESPP for $54.9 million. A total of 66.6 million shares of common stock have been reserved for issuance under the ESPP, and there were 6.2 million shares available for issuance under the ESPP as of December 31, 2013.
As of December 31, 2013, there was $9.6 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over an estimated weighted-average period of 0.4 years.

13.	STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expenses included in our Consolidated Statements of Income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of goods sold	$6,809	$7,061	$8,433
Research and development expenses	108,772	187,100	73,490
Selling, general and administrative expenses	136,630	208,501	110,455
Stock-based compensation expense included in total costs and expenses	252,211	402,662	192,378
Income tax effect	(66,909)	(55,957)	(47,325)
Stock-based compensation expense, net of tax	$185,302	$346,705	$145,053
We capitalized stock-based compensation costs to inventory totaling $9.1 million in 2013, $6.9 million in 2012 and $8.6 million in 2011. The capitalized stock-based compensation costs remaining in inventory were $4.2 million as of December 31, 2013, $1.9 million as of December 31, 2012 and $2.0 million as of December 31, 2011. Total stock-based compensation for the year ended December 31, 2012 included $100.1 million and $93.8 million in R&D and SG&A expenses, respectively, related to the acceleration of unvested stock options in connection with the acquisition of Pharmasset, which closed during the first quarter of 2012.
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

	Year Ended December 31,
	2013	2012	2011
Expected volatility:
Stock options	29%	30%	29%
ESPP	31%	32%	30%
Expected term in years:
Stock options	5.7	5.9	5.6
ESPP	1.2	1.3	1.4
Risk-free interest rate:
Stock options	1.1%	1.1%	2.2%
ESPP	1.1%	0.7%	0.8%
Expected dividend yield	—%	—%	—%
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
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options, performance shares and the assumed exercise of warrants relating to our convertible senior notes due in May 2011 (May 2011 Notes), May 2013 Notes, May 2014 Notes and May 2016 Notes are determined under the treasury stock method.
Because the principal amount of the Convertible Notes will be settled in cash, only the conversion spread relating to the Convertible Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the Convertible Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion price of $22.54 for the May 2014 Notes and $22.71 for the May 2016 Notes. Warrants relating to the Convertible Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants' exercise price of $28.38 for the May 2014 Notes and $30.05 for the May 2016 Notes.
Our May 2011 Notes and May 2013 Notes matured and as a result, we have only included their impact for the periods they were outstanding on our net income per share calculations. Our common stock resulting from the assumed settlement of the conversion spread of the May 2011 Notes and May 2013 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price of $19.38 for the May 2011 Notes and $19.05 for the May 2013 Notes. Warrants related to our May 2011 Notes and May 2013 Notes settled and as a result, we have only included their impact for the period they were outstanding on our net income per share calculations. The related warrants had a dilutive effect when the average market price of our common stock during the period exceeded the warrants' exercise price of $25.40 for the May 2011 Notes and $26.95 for the May 2013 Notes. The average market price of our common stock during 2011 did not exceed the exercise price of the warrants related to the May 2011 Notes; therefore, these warrants did not have a dilutive effect on our net income per share for that period.

We have excluded stock options to purchase approximately 0.1 million weighted-average shares of our common stock that were outstanding during 2013, 5.1 million weighted-average shares during 2012 and 42.2 million weighted-average shares during 2011 in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to Gilead	$3,074,808	$2,591,566	$2,803,637
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	1,528,620	1,514,621	1,549,806
Effect of dilutive securities:
Stock options and equivalents	39,525	33,364	28,496
Conversion spread related to the May 2011 Notes	—	—	374
Conversion spread related to the May 2013 Notes	4,131	10,930	1,560
Conversion spread related to the May 2014 Notes	26,721	11,230	—
Conversion spread related to the May 2016 Notes	32,488	10,822	—
Warrants related to the Convertible Notes	63,262	1,582	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	1,694,747	1,582,549	1,580,236
Net income per share attributable to Gilead common stockholders—basic	$2.01	$1.71	$1.81
Net income per share attributable to Gilead common stockholders—diluted	$1.81	$1.64	$1.77

15.	SEGMENT INFORMATION
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

Product sales consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Antiviral products:
Atripla	$3,648,496	$3,574,483	$3,224,518
Truvada	3,135,771	3,181,110	2,875,141
Viread	958,969	848,697	737,867
Complera/Eviplera	809,452	342,200	38,747
Stribild	539,256	57,536	—
Sovaldi	139,435	—	—
Hepsera	81,095	108,315	144,679
Emtriva	27,405	29,449	28,764
Total antiviral products	9,339,879	8,141,790	7,049,716
Letairis	519,966	410,054	293,426
Ranexa	448,624	372,949	320,004
AmBisome	351,827	346,646	330,156
Other products	143,399	126,932	109,057
Total product sales	$10,803,695	$9,398,371	$8,102,359
The following table summarizes total revenues from external customers and collaboration partners by geographic region (in thousands). Product sales and product-related contract revenue are attributed to regions based on ship-to location. Royalty and non-product related contract revenue are attributed to regions based on the location of the collaboration partner.

	Year Ended December 31,
	2013	2012	2011
Revenues:
United States	$6,695,178	$5,591,988	$4,608,343
Europe	3,613,414	3,332,824	3,124,699
Other countries	893,096	777,705	652,343
Total revenues	$11,201,688	$9,702,517	$8,385,385
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Year Ended December 31,
	2013	2012	2011
Cardinal Health, Inc.	17%	19%	17%
McKesson Corp.	16%	16%	14%
AmerisourceBergen Corp.	13%	11%	12%
Property, Plant and Equipment
At December 31, 2013, the net book value of our property, plant and equipment in the United States, Ireland and Canada was $973.2 million, $119.1 million and $55.2 million, respectively, which comprised approximately 98% of the total net book value of our property, plant and equipment. At December 31, 2012, the net book value of our property, plant and equipment in the United States, Ireland and Canada was $914.3 million, $115.2 million and $53.6 million, respectively, which comprised approximately 98% of the total net book value of our property, plant and equipment.

16.	INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal:
Current	$1,156,124	$1,002,946	$704,412
Deferred	(71,428)	(25,261)	68,391
	1,084,696	977,685	772,803
State:
Current	62,643	49,503	62,631
Deferred	(22,149)	(15,242)	(17,450)
	40,494	34,261	45,181
Foreign:
Current	45,540	28,621	39,921
Deferred	(19,797)	(2,186)	4,040
	25,743	26,435	43,961
Provision for income taxes	$1,150,933	$1,038,381	$861,945
Foreign pre-tax income was $738.4 million in 2013, $884.7 million in 2012 and $1.48 billion in 2011. The cumulative unremitted foreign earnings that are considered indefinitely reinvested in our foreign subsidiaries and for which no U.S. taxes have been provided, were approximately $8.55 billion as of December 31, 2013 and $7.25 billion as of December 31, 2012. The residual U.S. tax liability, if such amounts were remitted, would be approximately $3.00 billion as of December 31, 2013 and $2.54 billion as of December 31, 2012.
The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory income tax rate to income before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income before provision for income taxes	$4,208,219	$3,611,980	$3,651,004
Tax at federal statutory rate	$1,472,877	$1,264,193	$1,277,852
State taxes, net of federal benefit	22,164	16,551	27,894
Foreign earnings at different rates	(279,288)	(307,281)	(443,879)
Research and other credits	(126,446)	(16,126)	(32,403)
Net unbenefitted stock compensation	24,676	11,292	14,860
Non-deductible pharmaceutical excise tax	33,482	25,809	13,874
Other	3,468	43,943	3,747
Provision for income taxes	$1,150,933	$1,038,381	$861,945

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$227,498	$225,652
Stock-based compensation	149,122	148,833
Reserves and accruals not currently deductible	256,370	186,601
Deferred revenue	42,390	39,904
Depreciation related	51,317	50,074
Research and other credit carryforwards	55,754	39,445
Other, net	37,939	48,428
Total deferred tax assets before valuation allowance	820,390	738,937
Valuation allowance	(8,931)	(9,488)
Total deferred tax assets	811,459	729,449
Deferred tax liabilities:
Intangibles	(368,115)	(306,354)
Unremitted foreign earnings	(15,928)	(15,928)
Other	(25,581)	(23,669)
Total deferred tax liabilities	(409,624)	(345,951)
Net deferred tax assets	$401,835	$383,498
The valuation allowance decreased by $0.6 million for the year ended December 31, 2013. The valuation allowance increased by $0.3 million for the year ended December 31, 2012 and decreased by $3.8 million for the year ended December 31, 2011. We have concluded, based on the standard set forth in the FASB Accounting Standards Codification related to Income Taxes, that it is more likely than not that we will not realize any benefit from the deferred tax assets related to certain state net operating loss and credit carryforwards.
At December 31, 2013, we had U.S. federal net operating loss carryforwards of approximately $447.4 million. The federal net operating loss carryforwards will start to expire in 2019, if not utilized. We also had federal tax credit carryforwards of approximately $10.3 million which will start to expire in 2017, if not utilized. In addition, we had state net operating loss and tax credit carryforwards of approximately $1.37 billion and $91.1 million, respectively. The state net operating loss and tax credit carryforwards will start to expire in 2014 if not utilized.
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
We have total federal, state and foreign unrecognized tax benefits of $236.5 million as of December 31, 2013 and $157.0 million as of December 31, 2012. Of the total unrecognized tax benefits, $195.1 million and $126.5 million at December 31, 2013 and 2012, respectively, if recognized, would reduce our effective tax rate in the period of recognition. We have continued to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Consolidated Statements of Income. We had accrued interest and penalties related to unrecognized tax benefits of $17.8 million as of December 31, 2013 and $15.3 million as of December 31, 2012.

As of December 31, 2013, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $9.0 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.
The following is a rollforward of our total gross unrecognized tax benefit liabilities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	December 31,
	2013	2012	2011
Balance, beginning of period	$156,997	$146,908	$126,516
Tax positions related to current year:
Additions	112,205	26,691	21,113
Reductions	—	—	—
Tax positions related to prior years:
Additions	13,263	1,609	11,171
Reductions	(499)	(12,866)	(4,896)
Settlements	(38,839)	—	(3,067)
Lapse of statute of limitations	(6,599)	(5,345)	(3,929)
Balance, end of period	$236,528	$156,997	$146,908

17.	DEFERRED COMPENSATION PLANS
In the United States, we maintain a retirement savings plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (Gilead Plan). Under the Gilead Plan, employees may contribute up to 60% of their eligible annual compensation, subject to IRS plan limits. We make matching contributions under the Gilead Plan. We contributed up to 50% of an employee's contributions up to an annual maximum match of $7,500 in 2013 and 2012 and $5,000 in 2011.
In certain foreign subsidiaries, we maintain defined benefit plans as required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable.
Our total matching contribution expense under the Gilead Plan and other defined benefit plans was $32.4 million during 2013, $26.8 million during 2012 and $18.8 million during 2011.
We maintain a deferred compensation plan under which our directors and key employees may defer compensation for income tax purposes. The deferred compensation plan is a non-qualified deferred compensation plan which is not subject to the qualification requirements under Section 401(a) of the Internal Revenue Code. Compensation deferred after December 31, 2004 is subject to the requirements of Section 409A of the Internal Revenue Code. Under the plan, officers and other U.S. senior level employees may contribute up to 70% of their annual salaries and up to 100% of their annual bonus and commissions while directors may contribute up to 100% of their annual retainer fee. Effective 2011, non-employee Board members may also defer up to 100% of their RSU awards. Amounts deferred by participants are deposited in a rabbi trust and the corresponding plan assets are recorded in other long-term assets and the corresponding plan liabilities are recorded in other long-term obligations on our Consolidated Balance Sheets. Beginning in 2004, non-employee Board members could also elect to receive all or a portion of their annual cash retainer in phantom shares, which gives the participant the right to receive an amount equal to the value of a specified number of shares over a specified period of time and which will be payable in shares of our common stock (with fractional shares paid out in cash) as established by the plan administrator. As of December 31, 2013, we had 54,109 phantom shares outstanding. Participants can elect one of several distribution dates or events available under the plan at which they will receive their deferred compensation payment.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following amounts are in thousands, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Total revenues	$2,531,635	$2,767,394	$2,782,833	$3,119,826
Gross profit on product sales	$1,759,120	$1,972,622	$2,027,784	$2,185,667
Net income	$717,710	$767,618	$785,216	$786,742
Net income attributable to Gilead	$722,186	$772,605	$788,606	$791,411
Net income per share attributable to Gilead common stockholders-basic	$0.47	$0.51	$0.51	$0.52
Net income per share attributable to Gilead common stockholders-diluted	$0.43	$0.46	$0.47	$0.47
2012
Total revenues	$2,282,449	$2,405,186	$2,426,597	$2,588,285
Gross profit on product sales	$1,627,411	$1,703,895	$1,760,709	$1,834,993
Net income	$437,531	$706,074	$671,035	$758,959
Net income attributable to Gilead	$441,956	$711,564	$675,505	$762,541
Net income per share attributable to Gilead common stockholders-basic	$0.29	$0.47	$0.45	$0.50
Net income per share attributable to Gilead common stockholders-diluted	$0.28	$0.46	$0.43	$0.47

GILEAD SCIENCES, INC.
Schedule II: Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Additions/Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2013:
Accounts receivable allowances (1)	261,013	1,891,478	1,818,184	334,307
Valuation allowances for deferred tax assets (2)	9,488	72	629	8,931
Year ended December 31, 2012:
Accounts receivable allowances (1)	205,990	1,409,661	1,354,638	261,013
Valuation allowances for deferred tax assets (2)	9,209	702	423	9,488
Year ended December 31, 2011:
Accounts receivable allowances (1)	150,942	1,228,006	1,172,958	205,990
Valuation allowances for deferred tax assets (2)	13,040	436	4,267	9,209

(1)	Allowances are for doubtful accounts, sales returns, cash discounts and government chargebacks.
(2)	Valuation allowance for deferred tax assets includes $6.8 million and $7.2 million as of December 31, 2013 and 2012, respectively, related to our acquisitions.

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

Signature	Title	Date

/S/ JOHN C. MARTIN	Chairman and Chief Executive Officer	February 25, 2014
John C. Martin, Ph.D.	(Principal Executive Officer)

/S/ ROBIN L. WASHINGTON	Executive Vice President and Chief Financial Officer	February 25, 2014
Robin L. Washington	(Principal Financial and Accounting Officer)

/S/ JOHN F. COGAN	Director	February 25, 2014
John F. Cogan

/S/ ETIENNE F. DAVIGNON	Director	February 25, 2014
Etienne F. Davignon

/S/ CARLA A. HILLS	Director	February 25, 2014
Carla A. Hills

/S/ KEVIN E. LOFTON	Director	February 25, 2014
Kevin E. Lofton

/S/ JOHN W. MADIGAN	Director	February 25, 2014
John W. Madigan

/S/ NICHOLAS G. MOORE	Director	February 25, 2014
Nicholas G. Moore

/S/ RICHARD J. WHITLEY	Director	February 25, 2014
Richard J. Whitley

/S/ GAYLE E. WILSON	Director	February 25, 2014
Gayle E. Wilson

/S/ PER WOLD-OLSEN	Director	February 25, 2014
Per Wold-Olsen