Form 10-Q
period 2014-03-31
GILEAD SCIENCES INC
filed 2014-05-07
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 25, 2014: 1,535,682,107

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, SOVALDI®, STRIBILD®, COMPLERA®, EVIPLERA®, TRUVADA®, VIREAD®, EMTRIVA®, TYBOST®, HEPSERA®, VITEKTA®, LETAIRIS®, RANEXA®, CAYSTON®, AMBISOME®, VISTIDE®, VOLIBRIS®, and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM I.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,404,153	$2,112,806
Short-term marketable securities	64,877	18,756
Accounts receivable, net	3,236,195	2,100,286
Inventories	2,140,228	2,055,788
Deferred tax assets	348,942	330,530
Prepaid taxes	367,993	398,010
Prepaid expenses	207,230	165,652
Other current assets	201,011	91,925
Total current assets	12,970,629	7,273,753
Property, plant and equipment, net	1,303,029	1,166,181
Long-term portion of prepaid royalties	191,345	198,766
Long-term deferred tax assets	138,966	154,765
Long-term marketable securities	389,871	439,028
Intangible assets, net	11,707,830	11,900,106
Goodwill	1,171,561	1,169,023
Other long-term assets	204,461	195,163
Total assets	$28,077,692	$22,496,785

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,234,507	$1,255,914
Accrued government rebates	1,139,093	983,490
Accrued compensation and employee benefits	181,799	243,540
Income taxes payable	152,953	10,855
Other accrued liabilities	1,222,821	1,023,938
Deferred revenues	111,792	110,640
Current portion of long-term debt and other obligations, net	1,871,811	2,697,044
Total current liabilities	5,914,776	6,325,421
Long-term debt, net	7,932,032	3,938,708
Long-term income taxes payable	226,018	162,412
Long-term deferred tax liabilities	81,960	83,286
Other long-term obligations	174,945	178,626
Commitments and contingencies
Equity component of currently redeemable convertible notes	45,767	63,831
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600,000; shares issued and outstanding of 1,537,642 and 1,534,414	1,538	1,534
Additional paid-in capital	5,746,574	5,386,735
Accumulated other comprehensive loss	(95,769)	(124,446)
Retained earnings	7,734,979	6,105,244
Total Gilead stockholders’ equity	13,387,322	11,369,067
Noncontrolling interest	314,872	375,434
Total stockholders’ equity	13,702,194	11,744,501
Total liabilities and stockholders’ equity	$28,077,692	$22,496,785
See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Product sales	$4,870,974	$2,393,568
Royalty, contract and other revenues	127,982	138,067
Total revenues	4,998,956	2,531,635
Costs and expenses:
Cost of goods sold	813,205	634,448
Research and development	594,978	497,632
Selling, general and administrative	548,123	374,296
Total costs and expenses	1,956,306	1,506,376
Income from operations	3,042,650	1,025,259
Interest expense	(76,269)	(81,787)
Other income (expense), net	(17,912)	(3,324)
Income before provision for income taxes	2,948,469	940,148
Provision for income taxes	725,882	222,438
Net income	2,222,587	717,710
Net loss attributable to noncontrolling interest	4,823	4,476
Net income attributable to Gilead	$2,227,410	$722,186
Net income per share attributable to Gilead common stockholders—basic	$1.45	$0.47
Shares used in per share calculation—basic	1,536,525	1,521,372
Net income per share attributable to Gilead common stockholders—diluted	$1.33	$0.43
Shares used in per share calculation—diluted	1,679,871	1,665,060

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$2,222,587	$717,710
Other comprehensive income:
Change in foreign currency translation gain (loss), net of tax	5,783	(8,956)
Available-for-sale securities:
Change in net unrealized gains (losses), net of tax impact of $82 and $(1,016)	147	1,785
Reclassifications to net income, net of tax impact of $(114) and $(9)	(199)	(17)
Net change	(52)	1,768
Cash flow hedges:
Change in net unrealized gains (losses), net of tax impact of $1,732 and $(1,849)	1,265	74,060
Reclassifications to net income, net of tax impact of $(990) and $(11)	21,681	(451)
Net change	22,946	73,609
Other comprehensive income	28,677	66,421
Comprehensive income	2,251,264	784,131
Comprehensive loss attributable to noncontrolling interest	4,823	4,476
Comprehensive income attributable to Gilead	$2,256,087	$788,607

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities:
Net income	$2,222,587	$717,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	24,510	23,973
Amortization expense	216,530	50,353
Stock-based compensation expense	82,181	61,767
Excess tax benefits from stock-based compensation	(156,695)	(40,746)
Tax benefits from employee stock plans	157,654	38,905
Deferred income taxes	(3,321)	39,301
Change in fair value of contingent consideration	2,678	6,024
Other	3,120	8,262
Changes in operating assets and liabilities:
Accounts receivable, net	(1,117,620)	(231,781)
Inventories	(84,611)	(57,109)
Prepaid expenses and other assets	(169,380)	(187,304)
Accounts payable	(20,117)	30,792
Income taxes payable	240,973	12,056
Accrued liabilities	166,263	167,018
Deferred revenues	3,266	32,880
Net cash provided by operating activities	1,568,018	672,101

Investing Activities:
Purchases of marketable securities	(94,340)	(62,604)
Proceeds from sales of marketable securities	83,224	65,985
Proceeds from maturities of marketable securities	13,666	6,862
Acquisitions, net of cash acquired	—	(378,645)
Capital expenditures	(163,490)	(38,854)
Net cash used in investing activities	(160,940)	(407,256)

Financing Activities:
Proceeds from debt financing, net of issuance costs	3,967,914	—
Proceeds from convertible note hedges	601,591	100,771
Purchases of convertible note hedges	(26,249)	—
Proceeds from issuances of common stock	108,727	86,049
Repurchases of common stock	(450,087)	(82,239)
Repayments of debt and other long-term obligations	(1,418,716)	(347,916)
Excess tax benefits from stock-based compensation	156,695	40,746
Contributions from (distributions to) noncontrolling interest	(55,739)	3,588
Net cash provided by (used in) financing activities	2,884,136	(199,001)
Effect of exchange rate changes on cash	133	(5,566)
Net change in cash and cash equivalents	4,291,347	60,278
Cash and cash equivalents at beginning of period	2,112,806	1,803,694
Cash and cash equivalents at end of period	$6,404,153	$1,863,972

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
The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and our joint ventures with Bristol-Myers Squibb Company (BMS), for which we are the primary beneficiary. We record a noncontrolling interest in our Condensed Consolidated Financial Statements to reflect BMS’s interest in the joint ventures. All intercompany transactions have been eliminated. The Condensed Consolidated Financial Statements include the results of companies acquired by us from the date of each acquisition for the applicable reporting periods. Certain prior period amounts within our Condensed Consolidated Financial Statements and related notes have been reclassified to conform to the current presentation.
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
As of March 31, 2014, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $602.8 million, of which $156.8 million were greater than 120 days past due and $50.6 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2014.
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the three months ended March 31, 2014 that we believe would have a material impact on our financial position or results of operations.

2.	FAIR VALUE MEASUREMENTS
We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;

•
Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. For our marketable securities, we review trading activity and pricing as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and

•
Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Our level 3 liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange contracts, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. Short-term and long-term debt are reported at their amortized cost on our Condensed Consolidated Balance Sheets. The remaining financial instruments are reported on our Condensed Consolidated Balances Sheets at amounts that approximate current fair values.
The fair values of our convertible senior notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. The following table summarizes the carrying values and fair values of our convertible senior notes and senior unsecured notes (in thousands):

		March 31, 2014		December 31, 2013
Type of Borrowing	Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior	May 2014 Notes	$208,471	$637,224	$234,217	$783,651
Convertible Senior	May 2016 Notes	913,478	2,947,013	1,113,043	3,871,516
Senior Unsecured	April 2021 Notes	993,996	1,096,750	993,781	1,075,480
Senior Unsecured	December 2014 Notes	749,789	759,983	749,710	762,637
Senior Unsecured	December 2016 Notes	699,384	737,961	699,326	740,705
Senior Unsecured	December 2021 Notes	1,247,788	1,358,275	1,247,716	1,336,738
Senior Unsecured	December 2041 Notes	997,904	1,148,870	997,885	1,118,660
Senior Unsecured(1)	April 2019 Notes	499,146	496,485	—	—
Senior Unsecured(1)	April 2024 Notes	1,747,201	1,763,825	—	—
Senior Unsecured(1)	April 2044 Notes	1,746,613	1,811,250	—	—
(1) See Note 8, Debt and Credit Facility for discussion of March 2014 financing.

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy previously defined (in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
Money market funds	$5,056,350	$—	$—	$5,056,350	$1,490,964	$—	$—	$1,490,964
Corporate debt securities	—	221,734	—	221,734	—	220,025	—	220,025
U.S. treasury securities	105,291	—	—	105,291	85,403	—	—	85,403
U.S. government agencies securities	—	72,830	—	72,830	—	93,350	—	93,350
Residential mortgage and asset-backed securities	—	45,647	—	45,647	—	46,941	—	46,941
Municipal debt securities	—	9,246	—	9,246	—	12,065	—	12,065
Total debt securities	5,161,641	349,457	—	5,511,098	1,576,367	372,381	—	1,948,748
Deferred compensation plan	47,913	—	—	47,913	44,461	—	—	44,461
Derivatives	—	11,032	—	11,032	—	13,879	—	13,879
	$5,209,554	$360,489	$—	$5,570,043	$1,620,828	$386,260	$—	$2,007,088

Liabilities:
Contingent consideration	$—	$—	$266,438	$266,438	$—	$—	$263,760	$263,760
Derivatives	—	72,366	—	72,366	—	99,057	—	99,057
Deferred compensation plan	47,913	—	—	47,913	44,461	—	—	44,461
	$47,913	$72,366	$266,438	$386,717	$44,461	$99,057	$263,760	$407,278
Level 2 Inputs
We estimate the fair values of our government agency securities, corporate debt, residential mortgage and asset-backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data and other observable inputs.
Substantially all of our foreign currency derivative contracts have maturities primarily over an 18-month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by Standard & Poor's, Moody's Investors Service, Inc. or Fitch, Inc. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered Rates (LIBOR) and swap rates. These inputs, where applicable, are at commonly quoted intervals.

Level 3 Inputs
As of March 31, 2014 and December 31, 2013, the only assets or liabilities that were measured using Level 3 inputs were contingent consideration liabilities. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.
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
The potential contingent consideration payments required upon achievement of development or regulatory approval-based milestones related to our CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. acquisitions range from no payment if none of the milestones are achieved to an estimated maximum of $254.0 million (undiscounted), of which we had accrued $221.6 million as of March 31, 2014 and $220.5 million as of December 31, 2013. The remainder of the contingent consideration liabilities accrual as of March 31, 2014 and December 31, 2013 relates to potential future payments resulting from the acquisition of Arresto Biosciences, Inc. for royalty obligations on future sales once specified sales-based milestones are achieved.
The following table provides a rollforward of our contingent consideration liabilities, which are recorded as part of other accrued liabilities and other long-term obligations in our Condensed Consolidated Balance Sheets (in thousands):

Balance at December 31, 2013	$263,760
Additions from new acquisitions	—
Net changes in valuation	2,678
Balance at March 31, 2014	$266,438

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale debt securities recorded in cash and cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Money market funds	$5,056,350	$—	$—	$5,056,350	$1,490,964	$—	$—	$1,490,964
Corporate debt securities	220,999	801	(66)	221,734	219,242	885	(102)	220,025
U.S. Treasury securities	105,330	75	(114)	105,291	85,337	94	(28)	85,403
U.S. government agencies securities	72,654	176	—	72,830	93,211	156	(17)	93,350
Residential mortgage and asset-backed securities	45,624	59	(36)	45,647	46,969	37	(65)	46,941
Municipal debt securities	9,175	71	—	9,246	12,009	56	—	12,065
Total	$5,510,132	$1,182	$(216)	$5,511,098	$1,947,732	$1,228	$(212)	$1,948,748
The following table summarizes the classification of the available-for-sale debt securities on our Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$5,056,350	$1,490,964
Short-term marketable securities	64,877	18,756
Long-term marketable securities	389,871	439,028
Total	$5,511,098	$1,948,748
Cash and cash equivalents in the table above exclude cash of $1.35 billion as of March 31, 2014 and $621.8 million as of December 31, 2013.
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2014
	Amortized Cost	Fair Value
Less than one year	$5,121,014	$5,121,227
Greater than one year but less than five years	383,960	384,741
Greater than five years but less than ten years	—	—
Greater than ten years	5,158	5,130
Total	$5,510,132	$5,511,098
The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Gross realized gains on sales	$338	$182
Gross realized losses on sales	$(25)	$(156)

The cost of securities sold was determined based on the specific identification method.
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
Debt securities:
U.S. treasury securities	$(114)	$44,014	$—	$—	$(114)	$44,014
Corporate debt securities	(66)	37,719	—	—	(66)	37,719
Residential mortgage and asset-backed securities	(17)	15,248	(19)	3,655	(36)	18,903
U.S. government agencies securities	—	—	—	—	—	—
Total	$(197)	$96,981	$(19)	$3,655	$(216)	$100,636

December 31, 2013
Debt securities:
U.S. treasury securities	$(28)	$24,562	$—	$—	$(28)	$24,562
Corporate debt securities	(102)	37,076	—	1,505	(102)	38,581
Residential mortgage and asset-backed securities	(38)	19,563	(27)	6,731	(65)	26,294
U.S. government agencies securities	(17)	10,858	—	—	(17)	10,858
Total	$(185)	$92,059	$(27)	$8,236	$(212)	$100,295
We held a total of 40 securities as of March 31, 2014 and December 31, 2013 that were in an unrealized loss position. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of March 31, 2014 and December 31, 2013, because we do not intend to sell these securities and we believe it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

4.	DERIVATIVE FINANCIAL INSTRUMENTS
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. In order to manage this risk, we may hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We also seek to limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e. those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading purposes.
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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at March 31, 2014 will be reclassified to product sales within 12 months.
The cash flow effects of our derivatives contracts for the three months ended March 31, 2014 and 2013 are included within net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $4.04 billion at March 31, 2014 and $4.28 billion at December 31, 2013.
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

	March 31, 2014
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$10,451	Other accrued liabilities	$65,965
Foreign currency exchange contracts	Other long-term assets	580	Other long-term obligations	6,321
Total derivatives designated as hedges		11,031		72,286
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	80
Total derivatives not designated as hedges		1		80
Total derivatives		$11,032		$72,366

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$12,647	Other accrued liabilities	$85,541
Foreign currency exchange contracts	Other long-term assets	1,229	Other long-term obligations	13,299
Total derivatives designated as hedges		13,876		98,840
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	3	Other accrued liabilities	217
Total derivatives not designated as hedges		3		217
Total derivatives		$13,879		$99,057

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Derivatives designated as hedges:
Gains recognized in OCI (effective portion)	$2,997	$70,860
Gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$(20,691)	$462
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$84	$(2,132)
Derivatives not designated as hedges:
Gains recognized in other income (expense), net	$1,103	$32,620
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on our Condensed Consolidated Statements of Income. There were no material amounts recorded in other income (expense), net for the three months ended March 31, 2014 and 2013 as a result of the discontinuance of cash flow hedges.
As of March 31, 2014 and December 31, 2013, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in thousands):

March 31, 2014
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$11,032	$—	$11,032	$(11,032)	$—	$—
Derivative liabilities	(72,366)	—	(72,366)	11,032	—	(61,334)

December 31, 2013
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$13,879	$—	$13,879	$(13,879)	$—	$—
Derivative liabilities	(99,057)	—	(99,057)	13,879	—	(85,178)

5.	INVENTORIES
Inventories are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$999,667	$1,049,403
Work in process	592,897	412,945
Finished goods	547,664	593,440
Total	$2,140,228	$2,055,788
The joint ventures formed by Gilead and BMS (See Note 7, Collaborative Arrangements), which are included in our Condensed Consolidated Financial Statements, held efavirenz active pharmaceutical ingredient in inventory. This efavirenz inventory was purchased from BMS at BMS's estimated net selling price of efavirenz and totaled $1.32 billion as of March 31, 2014 and $1.28 billion as of December 31, 2013.

6.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the carrying amount of our intangible assets (in thousands):

	March 31, 2014	December 31, 2013
Finite-lived intangible assets	$11,126,240	$11,325,751
Indefinite-lived intangible assets	581,590	574,355
Total intangible assets	$11,707,830	$11,900,106
Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in thousands):

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - sofosbuvir	$10,720,000	$233,043	$10,720,000	$58,261
Intangible asset - Ranexa	688,400	208,466	688,400	190,849
Other	305,795	146,446	305,795	139,334
Total	$11,714,195	$587,955	$11,714,195	$388,444
Upon U.S. Food and Drug Administration (FDA) approval and commercial launch of Sovaldi in December 2013, we reclassified the IPR&D related to sofosbuvir to finite-lived intangible assets. Amortization expense related to finite-lived intangible assets included primarily in cost of goods sold in our Condensed Consolidated Statements of Income totaled $199.5 million for the three months ended March 31, 2014 and $21.5 million for the three months ended March 31, 2013. The weighted-average amortization period for all finite-lived intangible assets is approximately 15 years. As of March 31, 2014, the estimated future amortization expense associated with our intangible assets for the remaining nine months of 2014 and each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2014 (remaining nine months)	$598,533
2015	803,496
2016	811,428
2017	815,871
2018	827,980
2019	792,823
Total	$4,650,131
Indefinite-Lived Intangible Assets
The following table summarizes our indefinite-lived intangible assets (in thousands):

	March 31, 2014	December 31, 2013
Indefinite-lived intangible asset - momelotinib (formerly CYT387)	$308,155	$362,700
Indefinite-lived intangible assets - other	266,200	266,200
	574,355	628,900
Foreign currency translation adjustment	7,235	(54,545)
Total	$581,590	$574,355

Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2013	$1,169,023
Foreign currency translation adjustment	2,538
Balance at March 31, 2014	$1,171,561

7.	COLLABORATIVE ARRANGEMENTS
From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or disclosure based on applicable guidance. For variable interest entities (VIEs), we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of March 31, 2014, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.
Bristol-Myers Squibb Company
North America
In 2004, we entered into a collaboration arrangement with BMS to develop and commercialize a single tablet regimen containing our Truvada and BMS's Sustiva (efavirenz) in the United States. This combination was approved for use in the United States in 2006 and is sold under the brand name Atripla. We and BMS structured this collaboration as a joint venture that operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. We and BMS granted royalty free sublicenses to the joint venture for the use of our respective company owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. In 2006, we and BMS amended the joint venture's collaboration agreement to allow the joint venture to sell Atripla in Canada. The economic interests of the joint venture held by us and BMS (including share of revenues and out-of-pocket expenses) are based on the portion of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both our and BMS's respective economic interests in the joint venture may vary annually.
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
As of March 31, 2014 and December 31, 2013, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of March 31, 2014, total assets held by the joint venture were $2.24 billion and consisted primarily of cash and cash equivalents of $200.4 million, accounts receivable of $252.8 million and inventories of $1.76 billion; total liabilities were $1.41 billion and consisted primarily of accounts payable of $1.04 billion and other accrued expenses of $370.9 million. As of December 31, 2013, total assets held by the joint venture were $2.24 billion and consisted primarily of cash and cash equivalents of $245.7 million, accounts receivable of $275.3 million and inventories of $1.72 billion; total liabilities were $1.26 billion and consisted primarily of accounts payable of $915.4 million and other accrued expenses of $341.2 million. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets. Similarly, the assets held in the joint venture can be used only to settle obligations of the joint venture.

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
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of March 31, 2014 and December 31, 2013, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.
The parties also formed a limited liability company to hold the marketing authorization for Atripla in Europe. We have primary responsibility for regulatory activities. In the major market countries, both parties have agreed to independently continue to use commercially reasonable efforts to promote Atripla.
The agreement will terminate upon the expiration of the last-to-expire patent which affords market exclusivity to Atripla or one of its components in the European Territory. In addition, starting December 31, 2013, either party may terminate the agreement for any reason and such termination will be effective two calendar quarters after notice of termination. The non-terminating party has the right to continue to sell Atripla and become the continuing party, but will be obligated to pay the terminating party certain royalties for a three-year period following the effective date of the termination. In the event the continuing party decides not to sell Atripla, the effective date of the termination will be the date Atripla is withdrawn in each country or the date on which a third party assumes distribution of Atripla, whichever is earlier.

8.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	March 31, 2014	December 31, 2013
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	$208,471	$234,217
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	913,478	1,113,043
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	993,996	993,781
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,789	749,710
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,384	699,326
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,788	1,247,716
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,904	997,885
Senior Unsecured	April 2019 Notes	March 2014	April 2019	2.05%	499,146	—
Senior Unsecured	April 2024 Notes	March 2014	April 2024	3.70%	1,747,201	—
Senior Unsecured	April 2044 Notes	March 2014	April 2044	4.80%	1,746,613	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	—	600,000
Total debt, net					$9,803,770	$6,635,678
Less current portion					1,871,738	2,696,970
Total long-term debt, net					$7,932,032	$3,938,708

Convertible Senior Notes
During the three months ended March 31, 2014, a portion of our convertible senior notes due in May 2014 (May 2014 Notes) and May 2016 (May 2016 Notes) (together, the Notes) was converted. We repaid $243.4 million of principal balance, primarily comprised of May 2016 Notes. We also paid $575.3 million in cash related to the conversion spread of the Notes, which represents the conversion value in excess of the principal amount, and received $575.3 million in cash from the convertible note hedges related to the Notes.
As of March 31, 2014, the May 2014 Notes were classified as current given their maturity date and the May 2016 Notes were classified as current given that the conversion criteria had been met. As a result, the related unamortized discount of $45.8 million was classified as equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheet.
April 2019, 2024 and 2044 Senior Unsecured Notes
In March 2014, we issued senior unsecured notes in a registered offering for a total aggregate principal amount of $4.00 billion. We issued senior unsecured notes due in April 2019 (April 2019 Notes) for $500.0 million that pay interest at fixed annual rate of 2.05%, senior unsecured notes due in April 2024 (April 2024 Notes) for $1.75 billion that pay interest at a fixed annual rate of 3.70% and senior unsecured notes due in April 2044 (April 2044 Notes) for $1.75 billion that pay interest at a fixed annual rate of 4.80%. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $27.5 million and are being amortized to interest expense over the contractual term of each of the respective notes.
These notes may be redeemed at our option at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 10 basis points in the case of the April 2019 Notes, 15 basis points in case of the April 2024 Notes and 20 basis points in the case of the April 2044 Notes plus, in each case, accrued and unpaid interest on the notes to be redeemed to the date of redemption.
At any time on or after the date that is three months prior to the maturity date of the April 2024 Notes, we may redeem the notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption. At any time on or after the date that is six months prior to the maturity date of the April 2044 Notes, we may redeem the notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption.
In the event of the occurrence of both a change in control and a downgrade in the rating of a series of notes below an investment grade rating by Standard & Poor's Ratings Services and Moody's Investors Service, Inc., the holders of such series of notes may require us to purchase all or a portion of their notes of such series at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.
Credit Facility
During the first quarter of 2014, we repaid the remaining balance of $600.0 million that was outstanding under the revolving credit facility credit agreement.
We are required to comply with certain covenants under the credit agreement and note indentures and as of March 31, 2014, we believe we were in compliance with all such covenants.

9.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Litigation Related to Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (HCV). In December 2013, we received FDA approval of sofosbuvir, now known commercially as Sovaldi. We have received a number of contractual and intellectual property claims regarding sofosbuvir. We have carefully considered these claims both prior to and following the acquisition and believe they are without merit.

Contract Arbitration with Jeremy Clark
In March 2012, Jeremy Clark, a former employee of Pharmasset and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in the U.S. District Court for the Northern District of Alabama in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which the court subsequently dismissed. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which the court denied. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. In June 2013, the arbitration panel issued its decision in favor of Pharmasset (now Gilead) and Dr. Schinazi. In August 2013, Gilead and Dr. Schinazi filed a motion in the U.S. District Court for the Northern District of Alabama seeking to have the court confirm the arbitration decision and Mr. Clark filed a motion seeking to vacate the arbitration decision. On April 9, 2014, the court granted our motion, confirmed the arbitration award and denied Mr. Clark’s motion.
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the arbitration demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013. We expect a decision in the arbitration by the end of 2014.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128, a prodrug of a cytidine nucleoside analog that Pharmasset licensed to Roche. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application that led to Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware. If either or both of the Board’s decisions are reversed on appeal and the court determines that Idenix is entitled to their patent claims, and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in the United States. A decision by the District Court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).
We believe the claims in the Idenix application involved in the First Idenix Interference, and similar U.S. and foreign patents claiming the same compounds and metabolites, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent and the Idenix patent application that is the subject of the First Idenix Interference. Idenix has now asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our U.S. Patent No. 7,429,572 in the First Idenix Interference, is invalid.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572. The trial was held in November 2013. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Additionally, the Norwegian court ordered Idenix to pay us over $2.0 million in attorney fees as the losing party to the litigation. Idenix has indicated that it will appeal the Norwegian court’s decision. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal.
In August 2013, Idenix also filed a request for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7,429,572.
We filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of sofosbuvir will infringe the Australian patent corresponding to the ‘600 patent. We may bring similar action in other countries in the future.
On March 12, 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. Also on March 12, 2014, Idenix initiated infringement proceedings against us in the United Kingdom, Germany and France alleging that the commercialization of Sovaldi in those countries would infringe the respective national counterparts of the ‘489 patent. In the United Kingdom, the court has ordered an October 2014 trial date to determine the issues of infringement and validity of the Idenix United Kingdom patent. In Germany, the court in Düsseldorf has ordered a hearing date of December 2, 2014 to determine the issue of infringement of the Idenix German patent. We do not have a trial date for the French lawsuit.
Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada, Norway and Australia. If the courts hearing these proceedings determine that Idenix is entitled to their patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in that country.
In December 2013, after receiving Gilead’s request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. In the declaration of the Second Idenix Interference, the USPTO has initially designated Gilead as the junior party based upon the patent application filing dates appearing on the face of the ‘600 patent. On February 5, 2014, the USPTO issued an Order to Show Cause against Idenix in the Second Idenix Interference. The Order requires Idenix to explain why judgment should not be entered against it in the Second Idenix Interference in favor of Gilead based upon the outcome of the First Idenix Interference. On April 11, 2014, the USPTO declined to enter judgment against Idenix in the Second Idenix Interference based upon the Order to Show Cause, but we will have the opportunity to prove that Gilead should be the senior party for the same reasons we were declared the senior party in the First Idenix Interference. We believe the Board’s determination in the First Idenix Interference that Idenix is not entitled to the benefit of any of its earlier application filing dates, including the filing date of the ‘600 patent, will be equally applicable to the Second Idenix Interference. If we are correct, the Board may conclude that Gilead is the senior party in the Second Idenix Interference, consistent with the determination in the First Idenix Interference. In light of the Board’s conclusion in the First Idenix Interference that the application that led to the ‘600 patent does not teach how to make the claimed compounds, it is possible that the Board will make the same determination in the Second Idenix Interference and eliminate the need for the Board to address who was the first to invent the claimed methods of treating HCV. However, if the Board does consider who was the first to invent the claimed methods of treating HCV and ultimately concludes that Gilead was first, the claims in the ‘600 patent may be revoked. If the Board determines that Idenix was first to invent and is entitled to these patent claims, and it is determined in other proceedings that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. federal court.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322. We believe that the claims in the ‘600 patent are invalid and that we have the sole right to commercialize sofosbuvir.

However, if the court disagrees with our view and further determines that the ‘600 patent is infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and determines that these patents are infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the recent disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the claims of our granted U.S. Patent No. 8,669,234.
Litigation with Merck & Co., Inc. (Merck)
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and take a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106 and 8,685,984, which purport to claim the use of a combination of LDV/SOF for the treatment of HCV. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to combinations of ledipasvir and sofosbuvir. Certain of those applications were filed before AbbVie’s patents. For this reason and others, we believe AbbVie’s patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February 2014, AbbVie responded to our lawsuit by filing a lawsuit also in the U.S. District Court for the District of Delaware alleging that our LDV/SOF product will infringe their patents. We do not expect AbbVie’s patents to block or delay the commercialization of our combination products. If the court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC.
We cannot predict the ultimate outcome of contractual and intellectual property claims related to sofosbovir, and we may spend significant resources enforcing and defending these patents. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by sofosbuvir, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all. Further, if any party is successful in establishing exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir would be adversely affected. A range of losses cannot be estimated at this time.
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
In March 2011, we and F. Hoffmann-La Roche Ltd. (Roche) filed a lawsuit against Natco Pharma Ltd. (Natco) in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reasons stated in Natco’s notice letter. Natco has appealed this decision to the CAFC. In April 2014, the court issued a decision which will allow Natco’s patent invalidity challenge to proceed on remand to the District Court of New Jersey for a full trial on the merits. We are currently evaluating our response to this decision.
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
Also in August 2012, Teva filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. In September 2013, a hearing on the consolidated requests for orders of prohibition in connection with all three of Teva’s abbreviated new drug submission (ANDS) filings to the Canadian Minister of Health (for Teva’s generic versions of Viread, Truvada, and Atripla) took place. In December 2013, the court issued our requested order prohibiting the Canadian Ministry of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada, and Atripla products until expiry of our patent in July 2017. Teva appealed this decision and this decision of the court does not ultimately resolve the validity challenges raised by Teva in the Impeachment Action. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products prior to the expiry of our patents. A trial in the Impeachment Action is scheduled for January 2015.
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
Department of Justice Investigation
In June 2011, we received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. On April 16, 2014, the United States Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. We intend to move to dismiss the complaint.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

10.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program
During the three months ended March 31, 2014, we repurchased a total of $450.1 million or 5.7 million shares of common stock under our January 2011 stock repurchase program.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated OCI by component, net of tax (in thousands):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2013	$(45,860)	$11,907	$(90,493)	$(124,446)
Other comprehensive income before reclassifications	5,783	147	1,265	7,195
Amounts reclassified from accumulated other comprehensive income (loss)	—	(199)	21,681	21,482
Net current period other comprehensive income (loss)	5,783	(52)	22,946	28,677
Balance at March 31, 2014	$(40,077)	$11,855	$(67,547)	$(95,769)
Amounts reclassified for gains (losses) on cash flow hedges were recorded as part of product sales on our Condensed Consolidated Statements of Income. Amounts reclassified for unrealized gains (losses) on available-for-sale securities were recorded as part of other income (expense), net on our Condensed Consolidated Statements of Income.

11.	STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of goods sold	$2,642	$1,841
Research and development expenses	34,350	26,875
Selling, general and administrative expenses	45,233	33,051
Stock-based compensation expense included in total costs and expenses	82,225	61,767
Income tax effect	(19,089)	(16,387)
Stock-based compensation expense, net of tax	$63,136	$45,380

12.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options, performance shares and the assumed exercise of warrants relating to the convertible senior notes due in May 2013 (May 2013 Notes), May 2014 Notes and May 2016 Notes (collectively, the Convertible Notes) are determined under the treasury stock method.
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
Our May 2013 Notes matured and as a result, we have only included their impact for the period they were outstanding on our net income per share calculations for the three months ended March 31, 2013. Our common stock resulting from the assumed settlement of the conversion spread of the May 2013 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price of $19.05. Warrants related to our May 2013 Notes settled in August 2013 and as a result, we have only included their impact for the period they were outstanding on our net income per share calculation for the three months ended March 31, 2013. The related warrants had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price of $26.95.

We have excluded stock options to purchase approximately 0.7 million weighted-average shares of our common stock that were outstanding during the three months ended March 31, 2014 and 1.3 million shares during the three months ended March 31, 2013 in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income attributable to Gilead	$2,227,410	$722,186
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	1,536,525	1,521,372
Effect of dilutive securities:
Stock options and equivalents	35,024	36,812
Conversion spread related to the May 2013 Notes	—	10,703
Conversion spread related to the May 2014 Notes	7,036	25,554
Conversion spread related to the May 2016 Notes	31,936	25,140
Warrants related to the Convertible Notes	69,350	45,479
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	1,679,871	1,665,060

13.	SEGMENT INFORMATION
We operate in one business segment, which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. All products are included in one segment, because the majority of our products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. Total product sales on an individual product basis are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Antiviral products:
Sovaldi	$2,274,349	$—
Atripla	779,594	877,073
Truvada	759,700	700,242
Complera/Eviplera	250,733	148,189
Stribild	215,271	92,148
Viread	210,625	210,332
Hepsera	11,723	26,423
Emtriva	6,502	6,671
Total antiviral products	4,508,497	2,061,078
Letairis	122,885	118,107
Ranexa	111,618	96,286
AmBisome	92,093	85,275
Other products	35,881	32,822
Total product sales	$4,870,974	$2,393,568

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2014	2013
AmerisourceBergen Corp.	27%	11%
McKesson Corp.	23%	14%
Cardinal Health, Inc.	13%	19%
The change in the percentage of total revenues was due primarily to sales of Sovaldi, the majority of which represent sales in the United States.

14.	INCOME TAXES
Our income tax rate of 24.6% for the three months ended March 31, 2014, differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, partially offset by state taxes, our portion of the non-deductible pharmaceutical excise tax and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
As of March 31, 2014, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $12.0 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.
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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Management Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. Gilead's primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as chronic hepatitis B virus (HBV) infection and chronic hepatitis C virus (HCV) infection, oncology/inflammation and serious cardiovascular and respiratory conditions. Headquartered in Foster City, California, we have operations in North and South America, Europe and Asia-Pacific. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.
Our portfolio of marketed products includes Sovaldi®, Stribild®, Complera®/Eviplera®, Atripla®, Truvada®, Viread®, Vitekta®, Tybost®, Hepsera®, Emtriva®, Letairis®, Ranexa®, AmBisome®, Cayston®, Vistide® and Tamiflu®. We have U.S. and international commercial sales operations, with marketing subsidiaries in North and South America, Europe and Asia-Pacific. We also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the first quarter of 2014, we continued to advance our product pipeline across our therapeutic areas and made the following announcements:
Antiviral Program

•	The European Commission granted marketing authorization for Sovaldi in combination with other antiviral agents ribavirin and pegylated interferon alpha in all 28 countries of the European Union.

•
Submitted a new drug application (NDA) to the U.S. Food and Drug Administration (FDA) for a once-daily fixed-dose combination of the NS5A inhibitor ledipasvir (LDV) 90 mg and the nucleotide analog polymerase inhibitor sofosbuvir (SOF) 400 mg for the treatment of chronic hepatitis C genotype 1 infection in adults for eight or 12 weeks, depending on prior treatment history and whether they have cirrhosis. The FDA has assigned LDV/SOF a Breakthrough Therapy designation, which is granted to investigational medicines that may offer major advances in treatment over existing options. The FDA has set a target review date of October 10, 2014 under the Prescription Drug User Fee Act (PDUFA).

•
Announced that our Marketing Authorisation Application (MAA) for LDV/SOF has been fully validated and is now under assessment by the European Medicines Agency (EMA). The application was submitted on February 27, 2014.

Oncology Program

•
Announced FDA acceptance for review of our NDA for idelalisib, a targeted, oral inhibitor of PI3K delta, for the treatment of relapsed chronic lymphocytic leukemia with priority review and a target review date of August 6, 2014 under PDUFA and for the treatment of refractory indolent non-Hodgkin’s lymphoma with a standard review and a target review date of September 11, 2014 under PDUFA.

Financial Highlights
During the first quarter of 2014, total revenues increased 97% to $5.00 billion, compared to $2.53 billion in the first quarter of 2013, driven primarily by the launch of Sovaldi. Sales of Sovaldi were $2.27 billion for the three months ended March 31, 2014. Sovaldi was approved in the United States in December 2013 and in Europe in January 2014.
Research and development (R&D) expenses increased 20% to $595.0 million for the first quarter of 2014 compared to the same period in 2013 due to the progression of our clinical studies, primarily in oncology and HIV. Selling, general and administrative (SG&A) expenses increased 46% to $548.1 million for the first quarter of 2014 compared to the same period in 2013, to support the expansion of our business, primarily in HCV and in preparation for the anticipated launch of idelalisib.
Net income attributable to Gilead for the first quarter of 2014 increased 208% to $2.23 billion or $1.33 per diluted share, compared to the same period in 2013, due to the increase in total revenues, partially offset by the increase in R&D and SG&A expenses.
During the three months ended March 31, 2014, our cash, cash equivalents and marketable securities increased to $6.86 billion from $2.57 billion as of December 31, 2013. During the first quarter of 2014, we issued senior unsecured notes for a total aggregate principal balance of $4.00 billion and generated $1.57 billion of operating cash flows. We also repaid $843.4 million in debt, net of convertible note hedges and repurchased $450.1 million of common stock.
Results of Operations
Total Revenues
Total revenues include product sales and royalty, contract and other revenues. Total revenues for the three months ended March 31, 2014 were $5.00 billion, up 97% compared to $2.53 billion for the same period in 2013 due to growth in product sales resulting primarily from the launch of Sovaldi.
Product Sales
Total product sales were $4.87 billion for the three months ended March 31, 2014, an increase of 104% compared to the same period in 2013 driven primarily by an increase in antiviral and cardiovascular product sales. Antiviral product sales, including Sovaldi totaled $4.51 billion for the first quarter of 2014, an increase of 119% compared to the same period in 2013. Cardiovascular product sales, which include Letairis and Ranexa, totaled $234.5 million for the first quarter of 2014, an increase of 9% compared to the same period in 2013.
Product sales in the United States increased by 159% to $3.63 billion for the three months ended March 31, 2014, compared to $1.40 billion in the same period in 2013, due primarily to sales of Sovaldi, which launched in December 2013, and increases in sales of Stribild and Complera. During the three months ended March 31, 2014, approximately 25% of our product sales were generated outside of the United States and as a result, we face exposure to adverse movements in foreign currency exchange rates, primarily in Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact of $3.4 million on our product sales for the three months ended March 31, 2014 compared to the same period in 2013.
Product sales in Europe increased by 25% to $1.02 billion for the three months ended March 31, 2014, compared to $818.3 million in the same period in 2013, due primarily to sales of Sovaldi, which launched in January 2014, and increases in sales of Eviplera. In light of the continued fiscal and debt crises experienced by several countries in the European Union, several governments have announced or implemented measures to manage healthcare expenditures. We continue to experience pricing pressure such as increases in the amount of discounts required on our products and delayed reimbursement which could negatively impact our future product sales and results of operations. Foreign currency exchange, net of hedges, had a favorable impact of $1.5 million on our European product sales for the three months ended March 31, 2014 compared to the same period in 2013.
The following table summarizes the period over period changes in our product sales:

	Three Months Ended
	March 31,
(In thousands, except percentages)	2014	2013	Change
Antiviral products:
Sovaldi	$2,274,349	$—	—
Atripla	779,594	877,073	(11)%
Truvada	759,700	700,242	8%
Complera/Eviplera	250,733	148,189	69%
Stribild	215,271	92,148	134%
Viread	210,625	210,332	0%
Hepsera	11,723	26,423	(56)%
Emtriva	6,502	6,671	(3)%
Total antiviral products	4,508,497	2,061,078	119%
Letairis	122,885	118,107	4%
Ranexa	111,618	96,286	16%
AmBisome	92,093	85,275	8%
Other products	35,881	32,822	9%
Total product sales	$4,870,974	$2,393,568	104%
Antiviral Products
Antiviral product sales increased by 119% for the three months ended March 31, 2014 compared to the same period in 2013 due primarily to the launch of Sovaldi, which was approved by the FDA in December 2013 and in Europe in January 2014 and increased sales of Stribild, Truvada and Complera/Eviplera. This increase was partially offset by a decrease in wholesaler and sub-wholesaler inventories in the United States associated primarily with our HIV products, which also impacted antiviral product sales in the first quarter of 2014 compared to the fourth quarter of 2013. Following is additional discussion of our results by product:

•	Sovaldi
For the three months ended March 31, 2014, sales of Sovaldi were $2.27 billion and accounted for 50% of our total antiviral product sales. Sovaldi sales in the United States were $2.10 billion. Since its launch in December 2013, we estimate approximately 30,000 patients in the United States have begun treatment for HCV with Sovaldi. Sovaldi sales in Europe were $163.7 million. While Sovaldi has regulatory approval in the European Union, full pricing and reimbursement is a country-by-country process with some countries completing that process more quickly than others. We currently have approved reimbursement in Germany, Austria, Sweden and Finland. We also sell Sovaldi in France under the Temporary Authorisations for Use (ATU) Program.
While we believe the sales of Sovaldi for the three months ended March 31, 2014 are indicative of significant unmet medical need, current quarter results may not be indicative of future results. Future results are difficult to estimate as demand will depend on a number of factors. For example, we have submitted marketing applications for a once-daily fixed-dose combination of LDV/SOF for the treatment of HCV. Doctors may choose to wait to treat their genotype 1 HCV- infected patients until the approval of the fixed-dose combination of LDV/SOF or another competitor’s all-oral regimen. Also, pricing pressures could influence private and public payers' decisions to list Sovaldi on formulary or limit the types of patients for whom coverage will be provided, thus impacting future demand for Sovaldi.

•	Atripla
Atripla sales accounted for 17% of our total antiviral product sales for the three months ended March 31, 2014, and decreased by 11% compared to the same period in 2013, due primarily to declines in wholesaler and sub-wholesaler inventories in the United States and a decrease in the average net selling price during the first quarter of 2014. The efavirenz component of Atripla, which has a gross margin of zero, comprised $282.4 million and $328.1 million of our Atripla sales for the three months ended March 31, 2014 and 2013, respectively.

A generic version of Bristol-Myers Squibb Company's Sustiva (efavirenz), a component of our Atripla, was made available in Canada and Europe during 2013 and will be made available in the United States in 2015. As a result, we have observed increasing pricing pressure related to the Sustiva component on our Atripla sales.

•	Truvada
Truvada sales accounted for 17% of our total antiviral product sales for the three months ended March 31, 2014 and increased by 8% compared to the same period in 2013, due to an increase in the average net selling price during the first quarter of 2014.

•	Complera/Eviplera
Complera/Eviplera sales increased by 69% for the three months ended March 31, 2014 compared to the same period in 2013, due primarily to increased sales volume in Europe and the United States. Complera/Eviplera was approved in the United States in August 2011 and in Europe in November 2011.

•	Stribild
Sales of Stribild increased by 134% for the three months ended March 31, 2014 compared to the same period in 2013, due primarily to increased sales volume in the United States and Europe. Stribild was approved in the United States in August 2012 and in Europe in May 2013.
Cardiovascular Products
Cardiovascular product sales, which include Letairis and Ranexa, increased 9% during the three months ended March 31, 2014 compared to the same period in 2013. During the three months ended March 31, 2014, sales of Letairis increased by 4% compared to the same period in 2013 due primarily to increased sales volume, and sales of Ranexa increased by 16% compared to the same period in 2013 due to an increase in the average net selling price during the first quarter of 2014 and increased sales volume.
Royalty, Contract and Other Revenues
The following table summarizes the period over period changes in our royalty revenues:

	Three Months Ended
	March 31,
(In thousands, except percentages)	2014	2013	Change
Royalty, contract and other revenues	$127,982	$138,067	(7)%
Royalty, contract and other revenues decreased 7% for the three months ended March 31, 2014 compared to the same period in 2013. Sequentially, royalty, contract and other revenues for the three months ended March 31, 2014 increased by 67% compared to the three months ended December 31, 2013. The change in both periods was due primarily to seasonality in the royalty revenues from Roche for Tamiflu. Royalties are recognized the quarter following the quarter in which the corresponding sales occur.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period over period changes in our product sales, cost of goods sold and product gross margin:

	Three Months Ended
	March 31,
(In thousands, except percentages)	2014	2013	Change
Total product sales	$4,870,974	$2,393,568	104%
Cost of goods sold	$813,205	$634,448	28%
Product gross margin	83%	73%
Product gross margin was 83% for the three months ended March 31, 2014 compared to 73% for the same period in 2013. The increase was driven primarily by sales of Sovaldi which impacted product mix. Additionally, lower Atripla revenues and lower royalties favorably impacted HIV-related gross margin product mix. The increase was partially offset by amortization of the intangible asset related to sofosbuvir following the approval and commercial launch of Sovaldi.

Research and Development Expenses

	Three Months Ended
	March 31,
(In thousands, except percentages)	2014	2013	Change
Research and development expenses	$594,978	$497,632	20%
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
R&D expenses for the three months ended March 31, 2014 increased by $97.3 million or 20% compared to the same period in 2013, due to $58.1 million related to the progression of clinical study activity, primarily in oncology and HIV, and $42.5 million related to personnel and infrastructure expenses to support our ongoing clinical study activity.
Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
(In thousands, except percentages)	2014	2013	Change
Selling, general and administrative expenses	$548,123	$374,296	46%
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
SG&A expenses for the three months ended March 31, 2014 increased by $173.8 million or 46%, compared to the same period in 2013, due primarily to a $113.6 million increase in headcount related and other expenses to support the ongoing growth and expansion of our business, which includes the ongoing launches of Sovaldi in the United States and internationally as well as the anticipated launch of idelalisib.
Interest Expense
Interest expense for the three months ended March 31, 2014 and 2013 was not significant for both periods. We expect interest expense to increase as a result of the March 2014 issuance of our senior unsecured notes due in April 2019 (April 2019 Notes), April 2024 (April 2024 Notes) and April 2044 (April 2044 Notes).
Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2014 and 2013 was not significant for both periods.
Provision for Income Taxes
Our provision for income taxes was $725.9 million for the three months ended March 31, 2014, compared to $222.4 million for the same period in 2013. Our effective tax rate was 24.6% for the three months ended March 31, 2014, compared to 23.7% for the same period in 2013. The effective tax rate for the three months ended March 31, 2014 was higher than the effective tax rate for the same period in 2013 as a result of the full year 2012 federal research tax credit in the effective tax rate for the three months ended March 31, 2013, the expiration of the federal research tax credit as of December 31, 2013 and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit, offset by higher earnings from non-U.S. subsidiaries that are considered indefinitely reinvested.
The effective tax rate for the three months ended March 31, 2014 differed from the U.S. federal statutory rate of 35% due primarily to tax credits and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, partially offset by state taxes, our portion of the non-deductible pharmaceutical excise tax and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.

Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented:

(In thousands)	March 31, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$6,858,901	$2,570,590
Working capital	$7,055,853	$948,332

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Cash provided by (used in):
Operating activities	$1,568,018	$672,101
Investing activities	$(160,940)	$(407,256)
Financing activities	$2,884,136	$(199,001)
Cash, Cash Equivalents and Marketable Securities
As of March 31, 2014, cash, cash equivalents and marketable securities totaled $6.86 billion, an increase of $4.29 billion or 167% from December 31, 2013. During the three months ended March 31, 2014, we generated $1.57 billion in cash flows from operations, received $3.97 billion from the issuance of senior unsecured notes and repaid $843.4 million in debt, net of convertible note hedges. During the three months ended March 31, 2014, we also repurchased $450.1 million of common stock.
Of the total cash, cash equivalents and marketable securities at March 31, 2014, approximately $1.88 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $7.06 billion at March 31, 2014. The increase of $6.11 billion in working capital from December 31, 2013 was driven primarily by an increase in cash and cash equivalents due to the issuance of senior unsecured notes, an increase in accounts receivable, net, driven by increased sales and a decrease in the current portion of long-term debt, net, related to the repayment of our bank debt and conversions of our convertible senior notes.
Cash Provided by Operating Activities
Cash provided by operating activities was $1.57 billion for the three months ended March 31, 2014 and consisted primarily of net income of $2.22 billion, adjusted for non-cash items such as $241.0 million of depreciation and amortization expenses. This was partially offset by $981.2 million of net cash outflow related to changes in operating assets and liabilities.
Cash provided by operating activities was $672.1 million for the three months ended March 31, 2013 and consisted primarily of net income of $717.7 million, adjusted for non-cash items such as $74.3 million of depreciation and amortization expenses and $61.8 million of stock-based compensation expenses. This was partially offset by $233.4 million of net cash outflow related to changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2014 was $160.9 million, consisting primarily of $163.5 million in capital expenditures related to the expansion of our business.
Cash used in investing activities for the three months ended March 31, 2013 was $407.3 million, consisting primarily of $378.6 million used in our acquisition of YM Biosciences Inc., net of cash acquired.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities for the three months ended March 31, 2014 was $2.88 billion, consisting primarily of $3.97 billion in net proceeds from the issuance of our April 2019 Notes, April 2024 Notes and April 2044 Notes, partially offset by $843.4 million used to repay debt, net of convertible note hedges and $450.1 million used to repurchase common stock under our stock repurchase program.

Cash used in financing activities for the three months ended March 31, 2013 was $199.0 million, driven primarily by $247.1 million used to repay debt, net of $100.8 million in proceeds received related to our convertible note hedges and $82.2 million used to repurchase common stock under our stock repurchase program. The cash outflows were partially offset by $86.0 million in proceeds from issuances of common stock under our employee stock plans.
Long-Term Obligations
The following is a summary of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	March 31, 2014	December 31, 2013
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	$208,471	$234,217
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	913,478	1,113,043
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	993,996	993,781
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,789	749,710
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,384	699,326
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,788	1,247,716
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,904	997,885
Senior Unsecured	April 2019 Notes	March 2014	April 2019	2.05%	499,146	—
Senior Unsecured	April 2024 Notes	March 2014	April 2024	3.70%	1,747,201	—
Senior Unsecured	April 2044 Notes	March 2014	April 2044	4.80%	1,746,613	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	—	600,000
Total debt, net					$9,803,770	$6,635,678
Less current portion					1,871,738	2,696,970
Total long-term debt, net					$7,932,032	$3,938,708
Debt Financing
In March 2014, we issued senior unsecured notes in a registered offering for a total aggregate principal amount of $4.00 billion. We issued the April 2019 Notes for $500.0 million which pay interest at fixed annual rate of 2.05%, the April 2024 Notes for $1.75 billion which pay interest at a fixed annual rate of 3.70% and the April 2044 Notes for $1.75 billion which pay interest at a fixed annual rate of 4.80%. We intend to use the net proceeds from this debt financing for general corporate purposes, which may include the repayment of debt and related payments, working capital and the repurchase of outstanding common stock under our authorized share repurchase program.
Convertible Senior Notes
During the three months ended March 31, 2014, a portion of our convertible senior notes due in May 2014 (May 2014 Notes) and May 2016 (May 2016 Notes) (together, the Notes) was converted. We repaid $243.4 million of principal balance, primarily comprised of May 2016 Notes. We also paid $575.3 million in cash related to the conversion spread of the Notes, which represents the conversion value in excess of the principal amount, and received $575.3 million in cash from the convertible note hedges related to the Notes.
On May 1, 2014, our May 2014 Notes matured and during the third quarter of 2014, we will settle the warrants related to our May 2014 Notes. As our stock price currently exceeds the warrants’ exercise prices, we could pay approximately $2.85 billion to $3.15 billion to settle the related warrants.
Credit Facilities
During the first quarter of 2014, we repaid the remaining balance of $600.0 million that was outstanding under the revolving credit facility credit agreement.
We are required to comply with certain covenants under the credit agreement and note indentures and as of March 31, 2014, we believe we were in compliance with all such covenants.
Share Repurchase Program
In May 2014, our Board of Directors authorized a repurchase of up to $5.00 billion of our common stock through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated transactions or other means. This is in addition to a separate $5.00 billion buyback program announced in January 2011, which has approximately $2.90 billion remaining in the plan and is expected to be completed by September 2014. The new program expires three years after the completion of the current repurchase program. We intend to use the additional authorization to repurchase shares opportunistically and to offset the dilution created by shares issued under employee stock plans.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
There have been no new accounting pronouncements during the three months ended March 31, 2014 that we believe would have a material impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.
As of March 31, 2014, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $602.8 million, of which $156.8 million were past due greater than 120 days and $50.6 million were past due greater than 365 days. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2014. However, we will continue to monitor the European economic environment for collectability issues related to our outstanding receivables.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2014 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2014.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation Regarding Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (HCV). In December 2013, we received U.S. Food and Drug Administration (FDA) approval of sofosbuvir, now known commercially as Sovaldi. We have received a number of contractual and intellectual property claims regarding sofosbuvir. We have carefully considered these claims both prior to and following the acquisition and believe they are without merit.
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
Contract Arbitration with Jeremy Clark
In March 2012, Jeremy Clark, a former employee of Pharmasset and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in the U.S. District Court for the Northern District of Alabama in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which the court subsequently dismissed. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which the court denied. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. In June 2013, the arbitration panel issued its decision in favor of Pharmasset (now Gilead) and Dr. Schinazi. In August 2013, Gilead and Dr. Schinazi filed a motion in the U.S. District Court for the Northern District of Alabama seeking to have the court confirm the arbitration decision and Mr. Clark filed a motion seeking to vacate the arbitration decision. On April 9 2014, the court granted our motion, confirmed the arbitration award and denied Mr. Clark’s motion.
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the arbitration demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013. We expect a decision in the arbitration by the end of 2014.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128, a prodrug of a cytidine nucleoside analog that Pharmasset licensed to Roche. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application that led to Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware. If either or both of the Board’s decisions are reversed on appeal and the court determines that Idenix is entitled to their patent claims, and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in the United States. A decision by the District Court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).
We believe the claims in the Idenix application involved in the First Idenix Interference, and similar U.S. and foreign patents claiming the same compounds and metabolites, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has now asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our U.S. Patent No. 7,429,572 in the First Idenix Interference, is invalid.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572 patent. The trial was held in November 2013. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Additionally, the Norwegian court ordered Idenix to pay us over $2.0 million in attorney fees as the losing party to the litigation. Idenix has indicated that it will appeal the Norwegian court’s decision. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal.
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
On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. Also on March 12, 2014, Idenix initiated infringement proceedings against Gilead in the United Kingdom, Germany and France alleging that the commercialization of Sovaldi in those countries would infringe the respective national counterparts of the ‘489 patent. In the United Kingdom, the court has ordered an October 2014 trial date to determine the issues of infringement and validity of the Idenix United Kingdom patent. In Germany, the court in Düsseldorf has ordered a hearing date of December 2, 2014 to determine the issue of infringement of the Idenix German patent. We do not have a trial date for the French lawsuit.
Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada, Norway and Australia. If the courts hearing these proceedings determine that Idenix is entitled to their patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in that country.
In December 2013, after receiving Gilead’s request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. In the declaration of the Second Idenix Interference, the USPTO has initially designated Gilead as the junior party based upon the patent application filing dates appearing on the face of the ‘600 patent. On February 5, 2014, the USPTO issued an Order to Show Cause against Idenix in the Second Idenix Interference. The Order requires Idenix to explain why judgment should not be entered against it in the Second Idenix Interference in favor of Gilead based upon the outcome of the First Idenix Interference. On April 11, 2014 the USPTO declined to enter judgment against Idenix in the Second Idenix Interference based upon the Order to Show Cause, but we will have the opportunity to prove that Gilead should be the senior party for the same reasons we were declared the senior party in the First Idenix Interference. We believe the Board’s determination in the First Idenix Interference that Idenix is not entitled to the benefit of any of its earlier application filing dates, including the filing date of the ‘600 patent, will be equally applicable to the Second Idenix Interference. If we are correct, the Board may conclude that Gilead is the senior party in the Second Idenix Interference, consistent with the determination in the First Idenix Interference. In light of the Board’s conclusion in the First Idenix Interference that the application that led to the ‘600 patent does not teach how to make the claimed compounds, it is possible that the Board will make the same determination in the Second Idenix Interference and eliminate the need for the Board to address who was the first to invent the claimed methods of treating HCV. However, if the Board does consider who was the first to invent the claimed methods of treating HCV and ultimately concludes that Gilead was first, the claims in the ‘600 patent may be revoked. If the Board determines that Idenix was first to invent and is entitled to these patent claims, and it is determined in other proceedings that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. federal court.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322. We believe that the claims in the ‘600 patent are invalid and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and further determines that the ‘600 patent is infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and determines that these patents are infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the recent disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the claims of our granted U.S. Patent No. 8,669,234.
Litigation with Merck & Co., Inc. (Merck)
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and take a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, and 8,685,984, which purport to claim the use of a combination of LDV/SOF for the treatment of HCV. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to combinations of ledipasvir and sofosbuvir. Certain of those applications were filed before AbbVie’s patents. For this reason and others, we believe AbbVie’s patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February 2014, AbbVie responded to our lawsuit by filing a lawsuit also in the U.S. District Court for the District of Delaware alleging that our LDV/SOF product will infringe their patents. We do not expect AbbVie’s patents to block or delay the commercialization of our combination products. If the court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC.
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
In October 2012, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Lupin alleges that four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of tenofovir disoproxil fumarate. In October 2012, we filed a lawsuit against Lupin in U.S. District Court for the Southern District of New York for infringement of our patents. We anticipate a trial in this case in the fourth quarter of 2014. Either party can appeal a decision by the District Court to the CAFC. If Lupin is successful in invalidating our patents, Lupin may be able to launch generic version of our Viread product prior to the expiry of our patents.
In April 2014, we received notice that Mylan Inc. (Mylan) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Mylan alleges that two of the patents associated with emtricitabine and one of our patents associated with the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Truvada. We are considering our options for enforcing our patents.
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

Tamiflu
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with oseltamivir phosphate is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and Roche filed a lawsuit against Natco in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reasons stated in Natco's notice letter. Natco has appealed this decision to the CAFC. A hearing on Natco’s appeal took place in January 2014. The court issued a decision on April 22, 2014 which will allow Natco’s patent invalidity challenge to proceed on remand to the District Court of New Jersey for a full trial on the merits. We are currently evaluating our response to this decision.
Department of Justice Investigation
In June 2011, we received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. On April 16, 2014, the United States Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. We intend to move to dismiss the complaint.
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
A substantial portion of our revenues is derived from sales of our antiviral products, particularly our single tablet regimen human immunodeficiency virus (HIV) products, including Atripla, Stribild and Complera/Eviplera, and Sovaldi for the treatment of hepatitis C infection (HCV). If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, particularly our single table regimen products, including Atripla, Stribild and Complera/Eviplera. During the first quarter of 2014, sales of our HIV products accounted for 50% of our total antiviral products sales. Most of our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. Were the treatment paradigm for HIV to change, causing nucleoside-based therapeutics to fall out of favor, or if we were unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Atripla, Stribild and Complera/Eviplera, for any number of reasons including, but not limited to, the following:

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

•
As generic HIV products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, generic versions of Sustiva (efavirenz), a component of our Atripla, are now available in Canada and Europe and we expect competition from generic efavirenz in the United States in 2015. This may increase pricing pressure on our HIV products. Tivicay (dolutegravir), an integrase inhibitor, launched in the fourth quarter of 2013 by ViiV Healthcare (ViiV) could impact sales of our HIV products.

During the first quarter of 2014, sales of Sovaldi for the treatment of HCV accounted for 50% of our total antiviral products sales. Since this is the first full quarter following Sovaldi’s launch, we cannot be certain if these sales are indicative of future revenue. Demand for Sovaldi depends in part on the amount of patient coverage under private and public insurance programs in the United States and our ability to obtain and maintain government reimbursement in countries outside the United States. Further, pricing pressures could influence private and public payers' decisions to list Sovaldi on formulary or limit the types of patients for whom coverage will be provided, thus impacting the demand for Sovaldi. In addition, doctors may choose to wait to treat their genotype 1 HCV-infected patients until later in 2014 or 2015 when they anticipate the approval and availability of the fixed-dose combination of ledipasvir/sofosbuvir (LDV/SOF) and another competitor’s all-oral regimen for the treatment of genotype 1 HCV-infected patients. If we are unable maintain the current or expected future sales levels of Sovaldi or obtain approval for our HCV product candidates in the currently anticipated timelines, our results of operations and stock price could be negatively impacted.
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
In February 2014, we filed a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) for approval of the fixed-dose combination of LDV/SOF for genotype 1 patients, who represent a majority of patients infected with

HCV in the United States and Europe. If approved, LDV/SOF will likely only require genotype 1 HCV patients to take one pill, once per day for eight or 12 weeks without ribavirin (RBV) or pegylated interferon (peg-IFN). In February 2014, we filed our marketing application for approval of LDV/SOF in Europe and our application was validated by the European Medicines Agency (EMA) in March 2014. We have also filed marketing applications for approval of idelalisib for the treatment of patients with indolent non-Hodgkin’s lymphoma and chronic lymphocytic leukemia in the United States and Europe. In the first half of 2014, we also resubmitted our NDAs for elvitegravir and cobicistat, as standalone agents, for the treatment of HIV with the FDA. These marking applications may not be approved by the FDA, EMA or other foreign regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products.
Our inability to accurately estimate demand for our products, the uptake of new products or the timing of fluctuations in the inventories maintained by customers makes it difficult for us to accurately forecast sales and may cause our revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We are unable to accurately estimate demand for our products, including uptake from new products as demand is dependent on a number of factors. For example, our HCV products, Sovaldi and LDV/SOF, if approved, represent a significant change in the treatment paradigm for HCV- infected patients due to the shortened duration of treatment and the reduction or elimination of the need for peg-IFN injection and RBV. Because these products are in a new therapeutic area for us and patient demand is dependent on a number of factors, revenues from these products in 2014 and beyond are difficult for us and investors to estimate. Since Sovaldi was recently approved and it is not clear when, or if, LDV/SOF will ultimately be approved, demand for these products will depend in part on the amount of their coverage under private and public insurance programs in the United States and our ability to obtain and maintain government reimbursement in countries outside the United States. Pricing pressures could influence private and public payers' decisions to list Sovaldi on formulary or limit the types of patients for whom coverage will be provided, thus impacting the demand for Sovaldi. In addition, doctors may choose to wait to treat their genotype 1 HCV- infected patients until later in 2014 or 2015 when they anticipate the approval and availability of LDV/SOF and another competitor’s all-oral regimen for the treatment of genotype 1 HCV-infected patients. Also, because our HCV products represent a significant change in the treatment paradigm of HCV infection and are highly anticipated by the medical and patient community, sales levels or prescription growth rates early in the launch may not be indicative of future results. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual revenues. To the extent Sovaldi revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
In the quarter ended March 31, 2014, approximately 90% of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2013, strong wholesaler and sub-wholesaler purchases resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2014. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
Approximately 25% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.
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

We face significant competition.
We face significant competition from large pharmaceutical and biotechnology companies, most of whom have substantially greater resources than we do. In addition, our competitors have more products and have operated in the fields in which we compete for longer than we have. Our HIV products compete primarily with products from a joint venture established by GlaxoSmithKline Inc.(GSK) and Pfizer Inc. (Pfizer), ViiV, which markets fixed-dose combination products that compete with Stribild, Complera/Eviplera, Atripla and Truvada. For example, lamivudine, marketed by this joint venture, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Complera/Eviplera, Atripla and Truvada. For Tybost, we compete with ritonavir marketed by AbbVie Inc. (AbbVie). In addition, Tivicay (dolutegravir), an integrase inhibitor, launched in the fourth quarter of 2013 by ViiV, could adversely impact sales of our HIV products.
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
Our HCV product, Sovaldi competes with Janssen R&D Ireland's Olysio (simeprevir) in the United States and to a lesser extent with direct-acting antivirals, Victrelis (boceprevir) marketed by Merck & Co., Inc. (Merck) and Incivek (telaprevir) marketed by Vertex Pharmaceuticals Incorporated.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in "Legal Proceedings" beginning on page 34 and risk factor entitled "Litigation with generic manufacturers has reduced and may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 53.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. See a description of our litigation regarding sofosbuvir in the risk factor entitled "If any party is successful in establishing exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir could be adversely affected" beginning on page 48.
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
Contract Arbitration with Jeremy Clark
In March 2012, Jeremy Clark, a former employee of Pharmasset, Inc. (Pharmasset) and inventor of U.S. Patent No. 7,429,572, filed a demand for arbitration in his lawsuit against Pharmasset and Dr. Raymond Schinazi. Mr. Clark initially filed the lawsuit against Pharmasset and Dr. Schinazi in the U.S. District Court for the Northern District of Alabama in February 2008 seeking to void the assignment provision in his employment agreement and assert ownership of U.S. Patent No. 7,429,572, which claims metabolites of sofosbuvir and RG7128. In December 2008, the court ordered a stay of the litigation pending the outcome of an arbitration proceeding required by Mr. Clark's employment agreement. Instead of proceeding with arbitration, Mr. Clark filed two additional lawsuits in September 2009 and June 2010, both of which the court subsequently dismissed. In September 2010, Mr. Clark filed a motion seeking reconsideration of the court's December 2008 order which the court denied. In December 2011, Mr. Clark filed a motion to appoint a special prosecutor. In February 2012, the court issued an order requiring Mr. Clark to enter arbitration or risk dismissal of his case. Mr. Clark filed a demand for arbitration in March 2012. The arbitration panel held a hearing in April 2013. In June 2013, the arbitration panel issued its decision in favor of Pharmasset (now Gilead) and Dr. Schinazi. In August 2013, Gilead and Dr. Schinazi filed a motion in the U.S. District Court for the Northern District of Alabama seeking to have the court confirm the arbitration decision and Mr. Clark filed a motion seeking to vacate the arbitration decision. On April 9, 2014 the court granted Gilead’s motion, confirmed the arbitration award, and denied Mr. Clark’s motion.
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the arbitration demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013. We expect a decision in the arbitration by the end of 2014.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128, a prodrug of a cytidine nucleoside analog that Pharmasset licensed to Roche. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trials and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application that led to Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware. If either or both of the Board’s decisions are reversed on appeal and the court determines that Idenix is entitled to their patent claims, and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in the United States. A decision by the District Court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).

We believe the claims in the Idenix application involved in the First Idenix Interference, and similar U.S. and foreign patents claiming the same compounds and metabolites, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that is the subject of the First Idenix Interference. Idenix has now asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our U.S. Patent No. 7,429,572 in the First Idenix Interference, is invalid.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572. The trial was held in November 2013. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Additionally, the Norwegian court ordered Idenix to pay us over $2.0 million in attorney fees as the losing party to the litigation. Idenix has indicated that it will appeal the Norwegian court’s decision. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal.
In August 2013, Idenix also filed a request for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7,429,572.
We filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of sofosbuvir will infringe the Australian patent corresponding to the ‘600 patent. We may bring similar action in other countries in the future.
On March 12, 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. Also on March 12, 2014, Idenix initiated infringement proceedings against us in the United Kingdom, Germany and France alleging that the commercialization of Sovaldi in those countries would infringe the respective national counterparts of the ‘489 patent. In the United Kingdom, the court has ordered an October 2014 trial date to determine the issues of infringement and validity of the Idenix United Kingdom patent. In Germany, the court in Düsseldorf has ordered a hearing date of December 2, 2014 to determine the issue of infringement of the Idenix German patent. We do not have a trial date for the French lawsuit.
Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Canada, Norway and Australia. If the courts hearing these proceedings determine that Idenix is entitled to their patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in that country.
In December 2013, after receiving Gilead’s request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. In the declaration of the Second Idenix Interference, the USPTO has initially designated Gilead as the junior party based upon the patent application filing dates appearing on the face of the ‘600 patent. On February 5, 2014, the USPTO issued an Order to Show Cause against Idenix in the Second Idenix Interference. The Order requires Idenix to explain why judgment should not be entered against it in the Second Idenix Interference in favor of Gilead based upon the outcome of the First Idenix Interference. On April 11, 2014, the USPTO declined to enter judgment against Idenix in the Second Idenix Interference based upon the Order to Show Cause, but we will have the opportunity to prove that we should be the senior party for the same reasons we were declared the senior party in the First Idenix Interference. We believe the Board’s determination in the First Idenix Interference that Idenix is not entitled the benefit of any of its earlier application filing dates, including the filing date of the ‘600 patent, will be equally applicable to the Second Idenix Interference. If we are correct, the Board may conclude that Gilead is the senior party in the Second Idenix Interference, consistent with the determination in the First Idenix Interference. In light of the Board’s conclusion in the First Idenix Interference that the application that led to the ‘600 patent does not teach how to make the claimed compounds, it is possible that the Board will make the same determination in the Second Idenix Interference and eliminate the need for the Board to address who was the first to invent the claimed methods of treating HCV. However, if the Board does consider who was the first to invent the claimed methods of treating HCV and ultimately concludes that Gilead was first, the claims in the ‘600 patent may be revoked. If the Board determines that Idenix was first to invent and is entitled to these patent claims, and it is determined in other proceedings that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. federal court.

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
Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and determines that these patents are infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the recent disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the claims of our granted U.S. Patent No. 8,669,234.
Litigation with Merck & Co., Inc. (Merck)
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and take a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC.
Litigation with AbbVie
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, and 8,685,984, which purport to claim the use of a combination of LDV/SOF for the treatment of HCV. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to combinations of ledipasvir and sofosbuvir. Certain of those applications were filed before AbbVie’s patents. For this reason and others, we believe AbbVie’s patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February 2014, AbbVie responded to our lawsuit by filing a lawsuit also in the U.S. District Court for the District of Delaware alleging that our LDV/SOF product will infringe their patents. We do not expect AbbVie’s patents to block or delay the commercialization of our combination products. If the court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in April 2013, the FDA conducted an inspection of our Foster City facility and issued Form 483 Inspectional Observations, which noted deficiencies in documentation and validation of certain quality testing procedures and methods. As a result of the observations, the FDA delivered Complete Response Letters notifying us that it was unable to approve our NDAs for elvitegravir and cobicistat as standalone agents. In mid-October 2013, the FDA completed its sofosbuvir pre-approval inspection of our Foster City facility. Following that inspection, the FDA issued additional Form 483 Inspectional Observations citing deficiencies related to testing and reconciliation of stability samples, testing protocols, testing of shipping samples, and procedures for calibrating test equipment. We recently completed and filed our responses to these observations with the FDA. If we are unable to remedy the deficiencies cited by the FDA in these inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. If approval of any of our product candidates, including idelalisib, LDV/SOF or elvitegravir and cobicistat, as standalone agents, were delayed or if production of our marketed products was interrupted, our anticipated revenues and our stock price would be adversely affected.
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
In March 2011, we and Roche filed a lawsuit against Natco Pharma Ltd. (Natco) in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reasons stated in Natco’s notice letter. Natco has appealed this decision to the CAFC. In April 2014, the court issued a decision which will allow Natco’s patent invalidity challenge to proceed on remand to the District Court of New Jersey for a full trial on the merits. We are currently evaluating response to this decision.
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
Our European product sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Portugal and Spain have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of March 31, 2014, our accounts receivable in these countries totaled approximately $602.8 million of which, $156.8 million were past due greater than 120 days and $50.6 million were past due greater than 365 days as follows:

	March 31, 2014
(In thousands)	Greater than 120 days past due	Greater than 365 days past due
Portugal	$66,317	$20,472
Italy	47,202	26,796
Spain	32,435	2,714
Greece	10,875	634
Total	$156,829	$50,616
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Litigation Regarding Sofosbuvir, Litigation with Generic Manufacturers and the Department of Justice investigation; in "Legal Proceedings" beginning on page 34. The outcome of the lawsuits above, or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
In some countries, we may be required to grant compulsory licenses for our products or our patents may not be enforced.
In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV or HCV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, there is growing attention on the availability of HCV therapies and some activists are advocating for the availability of HCV through means including compulsory licenses. In the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic and H1N1 influenza generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government considered allowing Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada's Access to Medicines Regime. Furthermore, Roche issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India's Hetero Drugs Limited for India and certain developing countries. If compulsory licenses permit generic manufacturing to override our product patents for our HIV products, Sovaldi or Tamiflu or if we are required to grant compulsory licenses for these products, it could reduce our earnings and cash flows and harm our business.
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
Issuer Purchases of Equity Securities
During the three months ended March 31, 2014, we repurchased a total of $450.1 million or 5.7 million shares of common stock under our January 2011 stock repurchase program. As of March 31, 2014, we had repurchased $2.10 billion of our common stock under the January 2011 stock repurchase program with a remaining authorized amount of $2.90 billion available for repurchases under this program.
The table below summarizes our stock repurchase activity for the three months ended March 31, 2014 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	(1)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program	(1)
January 1 – January 31, 2014	2,058		$77.36	2,003		$3,192,960
February 1 – February 28, 2014	2,899		$81.43	1,715		$3,052,798
March 1 – March 31, 2014	2,736		$76.91	2,025		$2,897,876
Total	7,693	(2)	$78.73	5,743	(2)

(1)	In January 2011, we announced that our Board authorized a $5.00 billion stock repurchase program, which expires in September 2014.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to the equivalent value in shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1
Underwriting Agreement, dated March 4, 2014, among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters listed in Schedule 1 thereto

√(2)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(3)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

*(4)	3.1	Restated Certificate of Incorporation of Registrant

*(5)	3.2	Amendment to Restated Certificate of Incorporation of Registrant

*(4)	3.3	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3

*(6)	4.2
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

(1)	4.8
Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2019 Note, Form of 2024 Note, Form of 2044 Note)

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

*(13)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(14)	10.29	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(15)	10.30	Form of option agreements used under the 1991 Stock Option Plan

*(14)	10.31	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(16)	10.32	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(4)	10.33	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(17)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.35	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(19)	10.36	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(20)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(21)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(18)	10.39	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.40	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(19)	10.42	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(22)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(22)	10.44	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(23)	10.45	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(19)	10.46	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(22)	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(22)	10.48	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(19)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)
*(20)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(21)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(24)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(25)	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013)

*(25)	10.54	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013)

*(26)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(19)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(27)	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(21)	10.58	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(22)	10.59	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(22)	10.60	Gilead Sciences, Inc. International Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(28)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(28)	10.62	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(28)	10.63	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(29)	10.64	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(24)	10.65	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(17)	10.66	Gilead Sciences, Inc. Corporate Bonus Plan

*(5)	10.67	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(30)	10.68	2013 Base Salaries for the Named Executive Officers

*(31)	10.69	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(15)	10.70	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(15)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(20)	10.72	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(32)	10.73
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(18)	10.74	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

(33)	10.75
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

(34)	10.76	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(32)	10.77	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.78	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

(32)	10.79	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(36)	10.80	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(37)	10.81	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(38)	10.82	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(39)	10.83
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(40)	10.84	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(40)	10.85
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(41)	10.86	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(42)	10.87	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(42)	10.88	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(42)	10.89	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(42)	10.90	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(43)	10.91	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(44)	10.92	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

(43)	10.93	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

(45)	10.94	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(45)	10.95
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30, 1999

(46)	10.96	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(37)	10.97	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(47)	10.98	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

(42)	10.99	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

+(25)	10.100
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

(48)	10.101	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(40)	10.102	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

(49)	10.103	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

(30)	10.104	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

(21)	10.105	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3, 2011

(36)	10.106	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

+(10)	10.107	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(11)	10.108	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(50)	10.109	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

(51)	10.110	Amendment No. 1, dated October 30, 2012, to the Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2013, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(30)	Information is included in Registrant's Current Report on Form 8-K filed on February 5, 2013, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(43)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(44)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(45)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(46)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(50)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

(51)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 7, 2014	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2014	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1
Underwriting Agreement, dated March 4, 2014, among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters listed in Schedule 1 thereto

√(2)	2.1	Agreement and Plan of Merger among Registrant, Apex Merger Sub, Inc. and CV Therapeutics, Inc., dated as of March 12, 2009

†(3)	2.5	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

*(4)	3.1	Restated Certificate of Incorporation of Registrant

*(5)	3.2	Amendment to Restated Certificate of Incorporation of Registrant

*(4)	3.3	Amended and Restated Bylaws of Registrant, as amended and restated on May 12, 2011

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3

*(6)	4.2
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

(1)	4.8
Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2019 Note, Form of 2024 Note, Form of 2044 Note)

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

*(13)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(14)	10.29	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(15)	10.30	Form of option agreements used under the 1991 Stock Option Plan

*(14)	10.31	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(16)	10.32	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(4)	10.33	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(17)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(18)	10.35	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(19)	10.36	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(20)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(21)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(18)	10.39	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(18)	10.40	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(18)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(19)	10.42	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(22)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(22)	10.44	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(23)	10.45	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(19)	10.46	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(22)	10.47	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(22)	10.48	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(19)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)
*(20)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(21)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(24)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(25)	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013)

*(25)	10.54	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013)

*(26)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(19)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(27)	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(21)	10.58	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(22)	10.59	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(22)	10.60	Gilead Sciences, Inc. International Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(28)	10.61	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(28)	10.62	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(28)	10.63	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(29)	10.64	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(24)	10.65	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(17)	10.66	Gilead Sciences, Inc. Corporate Bonus Plan

*(5)	10.67	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(30)	10.68	2013 Base Salaries for the Named Executive Officers

*(31)	10.69	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(15)	10.70	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(15)	10.71	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(20)	10.72	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(32)	10.73
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(18)	10.74	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

(33)	10.75
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

(34)	10.76	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(32)	10.77	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.78	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

(32)	10.79	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(36)	10.80	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(37)	10.81	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(38)	10.82	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(39)	10.83
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(40)	10.84	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(40)	10.85
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(41)	10.86	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(42)	10.87	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(42)	10.88	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(42)	10.89	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(42)	10.90	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(43)	10.91	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(44)	10.92	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

(43)	10.93	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

(45)	10.94	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(45)	10.95
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30, 1999

(46)	10.96	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(37)	10.97	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(47)	10.98	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

(42)	10.99	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

+(25)	10.100
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

(48)	10.101	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(40)	10.102	Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama), Ltd., dated July 17, 2003

(49)	10.103	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated May 10, 2007

(30)	10.104	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated December 5, 2008

(21)	10.105	Addendum to Tenofovir Disoproxil Fumarate Manufacturing Supply Agreement by and between Gilead Sciences Limited and PharmaChem Technologies (Grand Bahama) Ltd., dated February 3, 2011

(36)	10.106	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

+(10)	10.107	Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated June 6, 2006

+(11)	10.108	Amendment No. 1 to Emtricitabine Manufacturing Supply Agreement between Gilead Sciences Limited and Evonik Degussa GmbH (formerly known as Degussa AG), dated April 30, 2010

(50)	10.109	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

(51)	10.110	Amendment No. 1, dated October 30, 2012, to the Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 12, 2009, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2013, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(30)	Information is included in Registrant's Current Report on Form 8-K filed on February 5, 2013, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(43)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(44)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(45)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(46)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 7, 2007, and incorporated herein by reference.

(50)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

(51)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

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