Form 10-Q
period 2014-06-30
GILEAD SCIENCES INC
filed 2014-08-04
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ¬
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ¬
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated  filer  ¬    Non-accelerated filer  ¬    Smaller reporting company  ¬
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¬    No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 25, 2014: 1,511,670,456

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, SOVALDI®, STRIBILD®, COMPLERA®, EVIPLERA®, TRUVADA®, VIREAD®, EMTRIVA®, TYBOST®, ZYDELIG®, HEPSERA®, VITEKTA®, LETAIRIS®, RANEXA®, CAYSTON®, AMBISOME®, VOLIBRIS® and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM I.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,730,522	$2,112,806
Short-term marketable securities	68,546	18,756
Accounts receivable, net	3,436,711	2,100,286
Inventories	2,068,753	2,055,788
Deferred tax assets	386,580	330,530
Prepaid taxes	376,716	398,010
Prepaid expenses	232,151	165,652
Other current assets	199,360	91,925
Total current assets	15,499,339	7,273,753
Property, plant and equipment, net	1,380,776	1,166,181
Long-term portion of prepaid royalties	497,502	198,766
Long-term deferred tax assets	153,552	154,765
Long-term marketable securities	782,315	439,028
Intangible assets, net	11,508,319	11,900,106
Goodwill	1,171,561	1,169,023
Other long-term assets	212,800	195,163
Total assets	$31,206,164	$22,496,785

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,162,307	$1,255,914
Accrued government rebates	1,606,555	983,490
Accrued compensation and employee benefits	220,093	243,540
Income taxes payable	97,302	10,855
Other accrued liabilities	1,443,377	1,023,938
Deferred revenues	126,284	110,640
Current portion of long-term debt and other obligations, net	1,572,079	2,697,044
Total current liabilities	6,227,997	6,325,421
Long-term debt, net	7,932,536	3,938,708
Long-term income taxes payable	338,238	162,412
Long-term deferred tax liabilities	67,980	83,286
Other long-term obligations	174,196	178,626
Commitments and contingencies
Equity component of currently redeemable convertible notes	35,875	63,831
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600,000; shares issued and outstanding of 1,526,043 and 1,534,414	1,526	1,534
Additional paid-in capital	5,930,987	5,386,735
Accumulated other comprehensive loss	(41,460)	(124,446)
Retained earnings	10,199,576	6,105,244
Total Gilead stockholders’ equity	16,090,629	11,369,067
Noncontrolling interest	338,713	375,434
Total stockholders’ equity	16,429,342	11,744,501
Total liabilities and stockholders’ equity	$31,206,164	$22,496,785
See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Product sales	$6,412,937	$2,657,285	$11,283,911	$5,050,853
Royalty, contract and other revenues	122,006	110,109	249,988	248,176
Total revenues	6,534,943	2,767,394	11,533,899	5,299,029
Costs and expenses:
Cost of goods sold	924,709	684,663	1,737,914	1,319,111
Research and development	583,924	523,902	1,178,902	1,021,534
Selling, general and administrative	613,555	404,991	1,161,678	779,287
Total costs and expenses	2,122,188	1,613,556	4,078,494	3,119,932
Income from operations	4,412,755	1,153,838	7,455,405	2,179,097
Interest expense	(102,004)	(78,008)	(178,273)	(159,795)
Other income (expense), net	(3,645)	(231)	(21,557)	(3,555)
Income before provision for income taxes	4,307,106	1,075,599	7,255,575	2,015,747
Provision for income taxes	656,621	307,981	1,382,503	530,419
Net income	3,650,485	767,618	5,873,072	1,485,328
Net loss attributable to noncontrolling interest	5,108	4,987	9,931	9,463
Net income attributable to Gilead	$3,655,593	$772,605	$5,883,003	$1,494,791
Net income per share attributable to Gilead common stockholders—basic	$2.39	$0.51	$3.83	$0.98
Shares used in per share calculation—basic	1,532,723	1,526,945	1,534,614	1,524,174
Net income per share attributable to Gilead common stockholders—diluted	$2.20	$0.46	$3.52	$0.89
Shares used in per share calculation—diluted	1,664,415	1,694,577	1,672,435	1,683,269

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$3,650,485	$767,618	$5,873,072	$1,485,328
Other comprehensive income:
Change in foreign currency translation gain (loss), net of tax	1,186	11,730	6,969	2,774
Available-for-sale securities:
Change in net unrealized gains (losses), net of tax impact of $1,096, $(1,144), $1,178 and $(128)	1,679	(2,019)	1,826	(234)
Reclassifications to net income, net of tax impact of $(110), $(32), $(224) and $(41)	(187)	(58)	(386)	(75)
Net change	1,492	(2,077)	1,440	(309)
Cash flow hedges:
Change in net unrealized gains (losses), net of tax impact of $(1,906), $1,730, $(174) and $3,579	31,621	5,022	32,886	79,082
Reclassifications to net income, net of tax impact of $(1,072), $(241), $(2,062) and $(252)	20,010	(5,110)	41,691	(5,561)
Net change	51,631	(88)	74,577	73,521
Other comprehensive income	54,309	9,565	82,986	75,986
Comprehensive income	3,704,794	777,183	5,956,058	1,561,314
Comprehensive loss attributable to noncontrolling interest	5,108	4,987	9,931	9,463
Comprehensive income attributable to Gilead	$3,709,902	$782,170	$5,965,989	$1,570,777

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities:
Net income	$5,873,072	$1,485,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	53,479	50,091
Amortization expense	454,468	97,412
Stock-based compensation expense	165,276	117,720
Excess tax benefits from stock-based compensation	(214,258)	(89,151)
Tax benefits from exercise and vesting of stock-based awards	215,826	89,025
Deferred income taxes	(53,543)	9,974
Change in fair value of contingent consideration	7,966	17,442
Other	21,413	26,655
Changes in operating assets and liabilities:
Accounts receivable, net	(1,332,395)	(181,266)
Inventories	(20,863)	(200,856)
Prepaid expenses and other assets	(521,748)	(153,801)
Accounts payable	(89,945)	64,831
Income taxes payable	297,670	42,321
Accrued liabilities	877,062	232,193
Deferred revenues	19,831	17,187
Net cash provided by operating activities	5,753,311	1,625,105

Investing Activities:
Purchases of marketable securities	(650,151)	(199,357)
Proceeds from sales of marketable securities	238,858	159,828
Proceeds from maturities of marketable securities	17,592	39,571
Acquisitions, net of cash acquired	—	(378,645)
Capital expenditures	(254,487)	(84,130)
Net cash used in investing activities	(648,188)	(462,733)

Financing Activities:
Proceeds from debt financing, net of issuance costs	3,965,532	—
Proceeds from convertible note hedges	1,312,054	1,205,956
Purchases of convertible note hedges	(26,249)	—
Proceeds from issuances of common stock	162,918	146,342
Repurchases of common stock	(1,650,296)	(82,239)
Repayments of debt and other long-term obligations	(2,438,882)	(2,135,575)
Excess tax benefits from stock-based compensation	214,258	89,151
Contributions from (distributions to) noncontrolling interest	(26,790)	19,716
Net cash provided by (used in) financing activities	1,512,545	(756,649)
Effect of exchange rate changes on cash	48	(7,241)
Net change in cash and cash equivalents	6,617,716	398,482
Cash and cash equivalents at beginning of period	2,112,806	1,803,694
Cash and cash equivalents at end of period	$8,730,522	$2,202,176

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
As of June 30, 2014, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $652.4 million, of which $173.0 million were greater than 120 days past due and $53.6 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2014.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded revenue recognition disclosures. This guidance will become effective for us beginning in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our pending adoption of this standard on our Condensed Consolidated Financial Statements.

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
The fair values of our convertible senior notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. The following table summarizes the carrying values and fair values of our convertible senior notes and senior unsecured notes (in thousands):

		June 30, 2014		December 31, 2013
Type of Borrowing	Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior	May 2014 Notes	$—	$—	$234,217	$783,651
Convertible Senior	May 2016 Notes	822,139	3,084,363	1,113,043	3,871,516
Senior Unsecured	April 2021 Notes	994,210	1,099,010	993,781	1,075,480
Senior Unsecured	December 2014 Notes	749,868	756,195	749,710	762,637
Senior Unsecured	December 2016 Notes	699,441	734,146	699,326	740,705
Senior Unsecured	December 2021 Notes	1,247,861	1,375,563	1,247,716	1,336,738
Senior Unsecured	December 2041 Notes	997,923	1,171,090	997,885	1,118,660
Senior Unsecured	April 2019 Notes	499,189	500,985	—	—
Senior Unsecured	April 2024 Notes	1,747,271	1,798,843	—	—
Senior Unsecured	April 2044 Notes	1,746,641	1,853,028	—	—

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy previously defined (in thousands):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
Money market funds	$5,892,347	$—	$—	$5,892,347	$1,490,964	$—	$—	$1,490,964
Corporate debt securities	—	347,545	—	347,545	—	220,025	—	220,025
U.S. treasury securities	365,061	—	—	365,061	85,403	—	—	85,403
U.S. government agencies securities	—	41,668	—	41,668	—	93,350	—	93,350
Residential mortgage and asset-backed securities	—	87,358	—	87,358	—	46,941	—	46,941
Municipal debt securities	—	9,229	—	9,229	—	12,065	—	12,065
Total debt securities	6,257,408	485,800	—	6,743,208	1,576,367	372,381	—	1,948,748
Deferred compensation plan	49,827	—	—	49,827	44,461	—	—	44,461
Derivatives	—	22,874	—	22,874	—	13,879	—	13,879
	$6,307,235	$508,674	$—	$6,815,909	$1,620,828	$386,260	$—	$2,007,088

Liabilities:
Contingent consideration	$—	$—	$271,726	$271,726	$—	$—	$263,760	$263,760
Derivatives	—	40,472	—	40,472	—	99,057	—	99,057
Deferred compensation plan	49,827	—	—	49,827	44,461	—	—	44,461
	$49,827	$40,472	$271,726	$362,025	$44,461	$99,057	$263,760	$407,278
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
Level 3 Inputs
As of June 30, 2014 and December 31, 2013, the only assets or liabilities that were measured using Level 3 inputs were contingent consideration liabilities. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.
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
The potential contingent consideration payments required upon achievement of development or regulatory approval-based milestones related to our CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. acquisitions range from no payment if none of the milestones are achieved to an estimated maximum of $254.0 million (undiscounted), of which we had accrued $225.3 million as of June 30, 2014 and $220.5 million as of December 31, 2013. The remainder of the contingent consideration liabilities accrual as of June 30, 2014 and December 31, 2013 relates to potential future payments resulting from the acquisition of Arresto Biosciences, Inc. for royalty obligations on future sales once specified sales-based milestones are achieved.
The following table provides a rollforward of our contingent consideration liabilities, which are recorded as part of other accrued liabilities and other long-term obligations in our Condensed Consolidated Balance Sheets (in thousands):

Balance at December 31, 2013	$263,760
Additions from new acquisitions	—
Net changes in valuation	7,966
Balance at June 30, 2014	$271,726

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale debt securities recorded in cash and cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Money market funds	$5,892,347	$—	$—	$5,892,347	$1,490,964	$—	$—	$1,490,964
Corporate debt securities	346,815	875	(145)	347,545	219,242	885	(102)	220,025
U.S. treasury securities	364,724	359	(22)	365,061	85,337	94	(28)	85,403
U.S. government agencies securities	41,569	99	—	41,668	93,211	156	(17)	93,350
Residential mortgage and asset-backed securities	87,256	127	(25)	87,358	46,969	37	(65)	46,941
Municipal debt securities	9,175	54	—	9,229	12,009	56	—	12,065
Total	$6,741,886	$1,514	$(192)	$6,743,208	$1,947,732	$1,228	$(212)	$1,948,748

The following table summarizes the classification of the available-for-sale debt securities on our Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$5,892,347	$1,490,964
Short-term marketable securities	68,546	18,756
Long-term marketable securities	782,315	439,028
Total	$6,743,208	$1,948,748
Cash and cash equivalents in the table above exclude cash of $2.84 billion as of June 30, 2014 and $621.8 million as of December 31, 2013.
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2014
	Amortized Cost	Fair Value
Less than one year	$5,960,662	$5,960,893
Greater than one year but less than five years	773,969	775,051
Greater than five years but less than ten years	2,449	2,458
Greater than ten years	4,806	4,806
Total	$6,741,886	$6,743,208
The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gross realized gains on sales	$363	$201	$701	$383
Gross realized losses on sales	$(66)	$(111)	$(91)	$(267)
The cost of securities sold was determined based on the specific identification method.

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Debt securities:
U.S. treasury securities	$(22)	$42,128	$—	$—	$(22)	$42,128
Corporate debt securities	(145)	81,950	—	—	(145)	81,950
Residential mortgage and asset-backed securities	(8)	27,768	(17)	909	(25)	28,677
U.S. government agencies securities	—	—	—	—	—	—
Total	$(175)	$151,846	$(17)	$909	$(192)	$152,755

December 31, 2013
Debt securities:
U.S. treasury securities	$(28)	$24,562	$—	$—	$(28)	$24,562
Corporate debt securities	(102)	37,076	—	1,505	(102)	38,581
Residential mortgage and asset-backed securities	(38)	19,563	(27)	6,731	(65)	26,294
U.S. government agencies securities	(17)	10,858	—	—	(17)	10,858
Total	$(185)	$92,059	$(27)	$8,236	$(212)	$100,295
We held a total of 64 securities as of June 30, 2014 and 40 securities as of December 31, 2013 that were in an unrealized loss position. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2014 and December 31, 2013, because we do not intend to sell these securities and we believe it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-

designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at June 30, 2014 will be reclassified to product sales within 12 months.
The cash flow effects of our derivatives contracts for the six months ended June 30, 2014 and 2013 are included within net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $4.78 billion at June 30, 2014 and $4.28 billion at December 31, 2013.
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

	June 30, 2014
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$15,055	Other accrued liabilities	$37,957
Foreign currency exchange contracts	Other long-term assets	7,812	Other long-term obligations	2,467
Total derivatives designated as hedges		22,867		40,424
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	7	Other accrued liabilities	48
Total derivatives not designated as hedges		7		48
Total derivatives		$22,874		$40,472

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$12,647	Other accrued liabilities	$85,541
Foreign currency exchange contracts	Other long-term assets	1,229	Other long-term obligations	13,299
Total derivatives designated as hedges		13,876		98,840
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	3	Other accrued liabilities	217
Total derivatives not designated as hedges		3		217
Total derivatives		$13,879		$99,057

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Derivatives designated as hedges:
Gains recognized in OCI (effective portion)	$29,715	$11,801	$32,712	$82,661
Gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$(18,938)	$5,351	$(39,629)	$5,813
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$(3,983)	$1,908	$(3,899)	$(224)
Derivatives not designated as hedges:
Gains recognized in other income (expense), net	$8,008	$9,077	$9,111	$41,697
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on our Condensed Consolidated Statements of Income. There were no material amounts recorded in other income (expense), net for the three and six months ended June 30, 2014 and 2013 as a result of the discontinuance of cash flow hedges.
As of June 30, 2014 and December 31, 2013, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in thousands):

June 30, 2014
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$22,874	$—	$22,874	$(22,475)	$—	$399
Derivative liabilities	$(40,472)	$—	$(40,472)	$22,475	$—	$(17,997)

December 31, 2013
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$13,879	$—	$13,879	$(13,879)	$—	$—
Derivative liabilities	$(99,057)	$—	$(99,057)	$13,879	$—	$(85,178)

5.	INVENTORIES
Inventories are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$944,892	$1,049,403
Work in process	563,883	412,945
Finished goods	559,978	593,440
Total	$2,068,753	$2,055,788
The joint ventures formed by Gilead and BMS (See Note 7, Collaborative Arrangements), which are included in our Condensed Consolidated Financial Statements, held efavirenz active pharmaceutical ingredient in inventory. This efavirenz inventory was purchased from BMS at BMS's estimated net selling price of efavirenz and totaled $1.24 billion as of June 30, 2014 and $1.28 billion as of December 31, 2013.

6.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the carrying amount of our intangible assets (in thousands):

	June 30, 2014	December 31, 2013
Finite-lived intangible assets	$10,926,729	$11,325,751
Indefinite-lived intangible assets	581,590	574,355
Total intangible assets	$11,508,319	$11,900,106
Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in thousands):

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - sofosbuvir	$10,720,000	$407,826	$10,720,000	$58,261
Intangible asset - Ranexa	688,400	226,081	688,400	190,849
Other	305,795	153,559	305,795	139,334
Total	$11,714,195	$787,466	$11,714,195	$388,444
Upon U.S. Food and Drug Administration (FDA) approval and commercial launch of Sovaldi in December 2013, we reclassified the in-process R&D related to sofosbuvir to finite-lived intangible assets. Amortization expense related to finite-lived intangible assets included primarily in cost of goods sold in our Condensed Consolidated Statements of Income totaled $199.5 million and $399.0 million for the three and six months ended June 30, 2014 and $21.5 million and $43.1 million for the three and six months ended June 30, 2013. The weighted-average amortization period for all finite-lived intangible assets is approximately 15 years. As of June 30, 2014, the estimated future amortization expense associated with our intangible assets for the remaining six months of 2014 and each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2014 (remaining six months)	$399,022
2015	803,496
2016	811,428
2017	815,871
2018	827,980
2019	792,823
Total	$4,450,620
Indefinite-Lived Intangible Assets
The following table summarizes our indefinite-lived intangible assets (in thousands):

	June 30, 2014	December 31, 2013
Indefinite-lived intangible asset - momelotinib (formerly CYT387)	$308,155	$362,700
Indefinite-lived intangible assets - other	266,200	266,200
	574,355	628,900
Foreign currency translation adjustment	7,235	(54,545)
Total	$581,590	$574,355

Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2013	$1,169,023
Foreign currency translation adjustment	2,538
Balance at June 30, 2014	$1,171,561

7.	COLLABORATIVE ARRANGEMENTS
From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or disclosure based on applicable guidance. For variable interest entities (VIEs), we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of June 30, 2014, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.
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
As of June 30, 2014 and December 31, 2013, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of June 30, 2014, total assets held by the joint venture were $2.32 billion and consisted primarily of cash and cash equivalents of $214.7 million, accounts receivable of $278.1 million and inventories of $1.81 billion; total liabilities were $1.44 billion and consisted primarily of accounts payable of $986.2 million and other accrued expenses of $446.8 million. As of December 31, 2013, total assets held by the joint venture were $2.24 billion and consisted primarily of cash and cash equivalents of $245.7 million, accounts receivable of $275.3 million and inventories of $1.72 billion; total liabilities were $1.26 billion and consisted primarily of accounts payable of $915.4 million and other accrued expenses of $341.2 million. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets. Similarly, the assets held in the joint venture can be used only to settle obligations of the joint venture.

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
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of June 30, 2014 and December 31, 2013, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.
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

8.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	June 30, 2014	December 31, 2013
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	$—	$234,217
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	822,139	1,113,043
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	994,210	993,781
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,868	749,710
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,441	699,326
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,861	1,247,716
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,923	997,885
Senior Unsecured	April 2019 Notes	March 2014	April 2019	2.05%	499,189	—
Senior Unsecured	April 2024 Notes	March 2014	April 2024	3.70%	1,747,271	—
Senior Unsecured	April 2044 Notes	March 2014	April 2044	4.80%	1,746,641	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	—	600,000
Total debt, net					9,504,543	6,635,678
Less current portion					1,572,007	2,696,970
Total long-term debt, net					$7,932,536	$3,938,708

Convertible Senior Notes
During the six months ended June 30, 2014, our convertible senior notes due in May 2014 (May 2014 Notes) matured and a portion of our convertible senior notes due in May 2016 (May 2016 Notes) (together, the Notes) was converted. During the six months ended June 30, 2014, we repaid $553.1 million of principal balance relating to the Notes. We also paid $1.29 billion in cash related to the conversion spread of the Notes, which represents the conversion value in excess of the principal amount, and received $1.29 billion in cash from the convertible note hedges related to the Notes.
As of June 30, 2014, the May 2016 Notes were classified as current given that their conversion criteria had been met. As a result, the related unamortized discount of $35.9 million was classified as equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheet.

There are 55.5 million shares of our common stock underlying our warrants expiring in 2014 (the 2014 Warrants). The 2014 Warrants have a strike price of $28.38 per share and expire during the 40 trading-day period commencing August 1, 2014 and ending on September 26, 2014. On July 29, 2014, we exercised our option to settle the warrants in cash. As a result, during the third quarter of 2014, we expect to pay cash to settle the warrants. Because the warrants could have been settled, at our option, in cash or shares of our common stock, and the related contracts met all of the applicable criteria for equity classification, the settlement will be recorded as a reduction of additional paid-in capital in our Condensed Consolidated Balance Sheet.

There are 55.1 million shares of our common stock underlying our warrants expiring in 2016 (the 2016 Warrants). The 2016 Warrants have a strike price of $30.05 per share and are exercisable only on their expiration date. If the market value of our common stock at the time of the exercise of the warrants exceeds their strike price, we will be required to net settle in cash or shares of our common stock, at our option, for the value of the warrants in excess of the warrant strike price.
April 2019, 2024 and 2044 Senior Unsecured Notes
In March 2014, we issued senior unsecured notes in a registered offering for a total aggregate principal amount of $4.00 billion. We issued senior unsecured notes due in April 2019 (April 2019 Notes) for $500.0 million that pay interest at a fixed annual rate of 2.05%, senior unsecured notes due in April 2024 (April 2024 Notes) for $1.75 billion that pay interest at a fixed annual rate of 3.70% and senior unsecured notes due in April 2044 (April 2044 Notes) for $1.75 billion that pay interest at a fixed annual rate of 4.80%. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $27.5 million and are being amortized to interest expense over the contractual term of each of the respective notes.
These notes may be redeemed at our option at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 10 basis points in the case of the April 2019 Notes, 15 basis points in the case of the April 2024 Notes and 20 basis points in the case of the April 2044 Notes plus, in each case, accrued and unpaid interest on the notes to be redeemed to the date of redemption.
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
Credit Facility
During the first quarter of 2014, we repaid the remaining balance of $600.0 million that was outstanding under the revolving credit facility credit agreement. There were no amounts outstanding under the revolving credit facility credit agreement as of June 30, 2014.
We are required to comply with certain covenants under the credit agreement and note indentures and as of June 30, 2014, we believe we were in compliance with all such covenants.

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
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the arbitration demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013. The arbitration hearing was held in New York in June 2014. We expect a decision in the arbitration by the end of 2014.
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
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572. The trial was held in November 2013. On

March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Additionally, the Norwegian court ordered Idenix to pay us over $2.0 million in attorney fees as the losing party to the litigation. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal.

In August 2013 and April 2014, Idenix filed two separate requests for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7,429,572 patent.
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
Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Europe, Canada, Norway and Australia. If the courts hearing these proceedings determine that Idenix is entitled to their patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in that country.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. In the declaration of the Second Idenix Interference, the USPTO has initially designated Gilead as the junior party based upon the patent application filing dates appearing on the face of the ‘600 patent. We believe the Board’s determination in the First Idenix Interference that Idenix is not entitled to the benefit of any of its earlier application filing dates, including the filing date of the ‘600 patent, will be equally applicable to the Second Idenix Interference. If we are correct, the Board may conclude that Gilead is the senior party in the Second Idenix Interference, consistent with the determination in the First Idenix Interference. In light of the Board’s conclusion in the First Idenix Interference that the application that led to the ‘600 patent does not teach how to make the claimed compounds, it is possible that the Board will make the same determination in the Second Idenix Interference and eliminate the need for the Board to address who was the first to invent the claimed methods of treating HCV. However, if the Board does consider who was the first to invent the claimed methods of treating HCV and ultimately concludes that Gilead was first, the claims in the ‘600 patent may be revoked. If the Board determines that Idenix was first to invent and is entitled to these patent claims, and it is determined in other proceedings that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. federal court.
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
Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court in Massachusetts granted our request and transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and determines that these patents are infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC. We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the claims of our granted U.S. Patent No. 8,669,234.
On June 9, 2014, Merck and Idenix announced that the companies had entered into a definitive agreement under which Merck will acquire Idenix. While this merger does not change our view of the merits of Merck's and Idenix's claims, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
Litigation with Merck & Co., Inc. (Merck)
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC. The court has set a trial date of March 7, 2016 for this litigation. While this merger does not change our view of the merits of Merck's and Idenix's claims, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106 and 8,685,984, which purport to claim the use of a combination of ledipasvir/sofosbuvir (LDV/SOF) for the treatment of HCV. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to combinations of ledipasvir and sofosbuvir. Certain of those applications were filed before AbbVie’s patents. For this reason and others, we believe AbbVie’s patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February and March 2014, AbbVie responded to our lawsuit by filing two lawsuits also in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of LDV/SOF will infringe its patents. We do not expect AbbVie’s patents to block or delay the commercialization of our combination products. If the court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC. We are aware that AbbVie is pursuing similar patents in Europe and other countries.
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
Litigation with Generic Manufacturers
As part of the approval process for some of our products, the FDA granted us a New Chemical Entity (NCE) exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. We received notices that generic manufacturers have submitted ANDAs to manufacture a generic version of Atripla, Truvada, Viread, Emtriva, Ranexa and Tamiflu in the United States and Atripla, Truvada and Viread in Canada. Current legal proceedings of significance with some of our generic manufacturers include:
Natco
In March 2011, we and F. Hoffmann-La Roche Ltd. (Roche) filed a lawsuit against Natco Pharma Ltd. (Natco) in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reasons stated in Natco’s notice letter. Natco has appealed this decision to the CAFC. In April 2014, the CAFC issued a decision which will allow Natco’s patent invalidity challenge to proceed if the case is remanded to the District Court of New Jersey for a full trial on the merits. On June 30, 2014, we filed a petition for rehearing en banc with the CAFC.
Teva
In August 2012, Teva Pharmaceuticals (Teva) filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. In September 2013, a hearing on the consolidated requests for orders of prohibition in connection with all three of Teva’s abbreviated new drug submission (ANDS) filings to the Canadian Minister of Health (for Teva’s generic versions of Viread, Truvada, and Atripla) took place. In December 2013, the court issued our requested order prohibiting the Canadian Ministry of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada, and Atripla products until expiry of our patent in July 2017. Teva appealed the decision of the court prohibiting the Minister of Heath from issuing the Notices of Compliance until expiry of our patent in July 2017. This decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Minister of Health should be prohibited from issuing the Notices of Compliance for Teva’s products. Separately, the court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for March 2015. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
In April 2013, we and Teva reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Atripla, Truvada and Viread products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. In April 2014, we and Teva entered an agreement to settle the ongoing patent litigation concerning the emtricitabine patents that protect Atripla and Truvada. The terms of the settlement agreement are confidential.
Lupin
In 2012, we filed lawsuits against Lupin Limited (Lupin) in U.S. District Court for the Southern District of New York for infringement of our emtricitabine and tenofovir disoproxil patents related to Viread and Truvada. In May 2014, Lupin amended its ANDAs to certify that it is no longer seeking approval to market generic versions of Truvada and Viread prior to the expiration of the four patents associated with tenofovir disoproxil fumarate in January 2018 (including pediatric exclusivity). As a result, in May 2014, the court granted Gilead and Lupin's Joint Motion for Order of Dismissal in our patent infringement lawsuit against Lupin for the tenofovir disoproxil fumarate patents. A trial relating to Lupin’s ANDA requesting permission to make a generic version of Truvada before the expiry of our patents covering emtricitabine is scheduled for December 2014.
In August 2013, we and Lupin reached an agreement to settle the patent litigation concerning certain patents that protect Ranexa. Under the agreement, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019.
We cannot predict the ultimate outcome of the foregoing actions and other litigation with generic manufacturers, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Viread, Emtriva and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
Department of Justice Investigation
In June 2011, we received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. On April 16, 2014, the United States Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. We have moved to dismiss the complaint.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

10.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program
Under our stock repurchase program announced in January 2011 (2011 Program), we repurchased a total of $1.20 billion or 15.2 million shares of common stock during the three months ended June 30, 2014, and a total of $1.65 billion or 20.9 million shares of common stock during the six months ended June 30, 2014. As of June 30, 2014, we had $1.70 billion remaining in our 2011 Program, which is expected to be completed by September 2014. In May 2014, our Board of Directors authorized a new stock repurchase program of up to $5.00 billion of our common stock.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated OCI (loss) by component, net of tax (in thousands):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2013	$(45,860)	$11,907	$(90,493)	$(124,446)
Other comprehensive income before reclassifications	6,969	1,826	32,886	41,681
Amounts reclassified from accumulated other comprehensive income (loss)	—	(386)	41,691	41,305
Net current period other comprehensive income	6,969	1,440	74,577	82,986
Balance at June 30, 2014	$(38,891)	$13,347	$(15,916)	$(41,460)
Amounts reclassified for gains (losses) on cash flow hedges were recorded as part of product sales on our Condensed Consolidated Statements of Income. Amounts reclassified for unrealized gains (losses) on available-for-sale securities were recorded as part of other income (expense), net on our Condensed Consolidated Statements of Income.

11.	STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of goods sold	$2,565	$2,632	$5,207	$4,473
Research and development expenses	36,633	24,646	70,983	51,521
Selling, general and administrative expenses	43,935	28,675	89,168	61,726
Stock-based compensation expense included in total costs and expenses	83,133	55,953	165,358	117,720
Income tax effect	(10,934)	(15,574)	(30,023)	(31,961)
Stock-based compensation expense, net of tax	$72,199	$40,379	$135,335	$85,759

12.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
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
Because the principal amount of the Convertible Notes will be settled in cash, only the conversion spread relating to the Convertible Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the May 2016 Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion price of $22.71 for the May

2016 Notes. Warrants relating to the May 2016 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise price of $30.05.
Our May 2013 Notes and May 2014 Notes matured and as a result, we have only included their impact for the period they were outstanding on our net income per share calculations for the periods shown. Our common stock resulting from the assumed settlement of the conversion spread of the May 2013 Notes and May 2014 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price of $19.05 for the May 2013 Notes and $22.54 for the May 2014 Notes. Warrants related to our May 2013 Notes settled in August 2013 and as a result, we have only included their impact for the period they were outstanding on our net income per share calculation for the three and six months ended June 30, 2013. The related warrants had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price of $26.95. Warrants relating to the May 2014 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise price of $28.38.
We have excluded stock options to purchase approximately 1.1 million and 0.9 million weighted-average shares of our common stock that were outstanding during the three and six months ended June 30, 2014, and approximately 1.0 million and 1.7 million weighted-average shares of our common stock that were outstanding during the three and six months ended June 30, 2013. These shares were excluded in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to Gilead	$3,655,593	$772,605	$5,883,003	$1,494,791
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to Gilead common stockholders	1,532,723	1,526,945	1,534,614	1,524,174
Effect of dilutive securities:
Stock options and equivalents	31,340	38,512	33,513	38,437
Conversion spread related to the May 2013 Notes	—	3,592	—	7,519
Conversion spread related to the May 2014 Notes	2,171	29,627	4,586	28,075
Conversion spread related to the May 2016 Notes	29,143	30,850	30,530	28,418
Warrants related to the Convertible Notes	69,038	65,051	69,192	56,646
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to Gilead common stockholders	1,664,415	1,694,577	1,672,435	1,683,269

13.	SEGMENT INFORMATION
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Antiviral products:
Sovaldi	$3,480,326	$—	$5,754,675	$—
Atripla	870,708	938,108	1,650,302	1,815,181
Truvada	806,610	807,779	1,566,310	1,508,021
Complera/Eviplera	299,464	188,683	550,197	336,872
Stribild	269,520	99,394	484,791	191,542
Viread	260,734	250,188	471,359	460,520
LDV/SOF	439	—	439	—
Other antiviral products	24,343	29,387	42,568	62,481
Total antiviral products	6,012,144	2,313,539	10,520,641	4,374,617
Letairis	144,716	128,257	267,601	246,364
Ranexa	121,956	106,597	233,574	202,883
AmBisome	94,794	75,137	186,887	160,412
Other products	39,327	33,755	75,208	66,577
Total product sales	$6,412,937	$2,657,285	$11,283,911	$5,050,853
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
AmerisourceBergen Corp.	27%	11%	27%	11%
McKesson Corp.	25%	17%	24%	16%
Cardinal Health, Inc.	12%	18%	13%	19%
The change in the percentage of total revenues was due primarily to sales of Sovaldi in the United States.

14.	INCOME TAXES
Our income tax rates of 15.2% and 19.1% for the three and six months ended June 30, 2014, differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible pharmaceutical excise tax and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries. The effective tax rate for the three months ended June 30, 2014 includes a cumulative catch up adjustment of 3.9 percentage points to the first quarter tax rate to reduce the year to date effective tax rate to 19.1%.
We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For federal income tax purposes, the statute of limitations is open for 2010 and onwards. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their net operating losses and credits carried over from prior years. For California income tax purposes, the statute of limitations is open for 2008 and onwards.
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
As of June 30, 2014, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $11.0 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.

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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Management Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. Gilead's primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as chronic hepatitis B virus (HBV) infection and chronic hepatitis C virus (HCV) infection, oncology and inflammation, and serious cardiovascular and respiratory conditions. Headquartered in Foster City, California, we have operations in North and South America, Europe and Asia-Pacific. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.
Our portfolio of marketed products includes Sovaldi®, Stribild®, Complera®/Eviplera®, Atripla®, Truvada®, Viread®, Vitekta®, Tybost®, Zydelig®, Hepsera®, Emtriva®, Letairis®, Ranexa®, AmBisome®, Cayston® and Tamiflu®. We have U.S. and international commercial sales operations, with marketing subsidiaries in North and South America, Europe and Asia-Pacific. We also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the second quarter of 2014, we continued to advance our product pipeline across our therapeutic areas. Announcements made during the quarter include:

Antiviral Program

•
Submission of a New Drug Application (NDA) to Japan’s Pharmaceutical and Medical Devices Agency (PMDA) for approval of sofosbuvir (SOF), a once-daily nucleotide analog polymerase inhibitor for the treatment of chronic HCV infection. If approved, SOF would form the basis of the first all-oral, interferon-free treatment regimen for genotype 2 patients in Japan.

•
Positive results from a Phase 3 clinical trial in Japan evaluating the investigational once-daily fixed-dose combination of ledipasvir (LDV), our NS5A inhibitor, and SOF (LDV/SOF), with and without ribavirin (RBV), for the treatment of genotype 1 chronic HCV infection. Based on these data, we plan to submit an NDA for the fixed-dose combination of LDV/SOF with the Japanese PMDA by the end of 2014.

•
U.S. Food and Drug Administration (FDA) acceptance of our refiling of two NDAs for cobicistat and elvitegravir. The FDA set target review dates under the Prescription Drug User Fee Act (PDUFA) of October 3, 2014 for cobicistat and October 4, 2014 for elvitegravir.

•	Presentations of data on SOF-based regimens in chronic HCV patients included:

◦
Positive data from two Phase 2 studies and a compassionate access study in which a regimen containing Sovaldi was administered for the treatment of chronic HCV infection in patients with advanced liver disease.

◦	Positive data from two Phase 2 studies, evaluating investigational all-oral regimens containing SOF for the treatment of chronic HCV infection.

◦	Positive results from an open-label clinical trial, evaluating Sovaldi for the retreatment of chronic HCV infection among patients who failed prior therapy.

•
Priority review granted by the FDA of the NDA for a once-daily fixed-dose combination of LDV/SOF for the treatment of chronic HCV genotype 1 infection in adults. The FDA set a target review date under PDUFA of October 10, 2014.

Oncology Program

•
Approval by the FDA of Zydelig (idelalisib) for the treatment of three B-cell blood cancers. Zydelig is indicated in combination with rituximab for patients with relapsed chronic lymphocytic leukemia (CLL) for whom rituximab alone would be considered appropriate therapy and as monotherapy for patients with relapsed follicular B-cell non-Hodgkin lymphoma and small lymphocytic lymphoma who have received at least two prior systemic therapies.

•
Updated interim results of a Phase 2 study evaluating GS-9973, our investigational oral inhibitor of spleen tyrosine kinase (Syk), for the treatment of patients with relapsed CLL. Based on these data, we plan to initiate new CLL study cohorts to include patients who have relapsed following treatment with other inhibitors of the B-cell receptor signaling pathway.

Financial Highlights
During the second quarter of 2014, total revenues increased to $6.53 billion, compared to $2.77 billion in the second quarter of 2013, driven primarily by the launch of Sovaldi. Sales of Sovaldi were $3.48 billion for the three months ended June 30, 2014. Sovaldi was approved in the United States in December 2013 and in the European Union in January 2014. Since its launch, we estimate approximately 80,000 patients in the United States and Europe have begun treatment for HCV with Sovaldi.
Research and development (R&D) expenses increased 11% to $583.9 million for the second quarter of 2014 compared to the same period in 2013 due to increases in headcount and other costs to support expansion of our R&D activities. Selling, general and administrative (SG&A) expenses increased 51% to $613.6 million for the second quarter of 2014 compared to the same period in 2013 due to increases in headcount and other costs to support our business expansion related to Sovaldi and pre-launch activities for Zydelig and our fixed-dose combination of LDV/SOF.
Net income attributable to Gilead for the second quarter of 2014 increased to $3.66 billion or $2.20 per diluted share, compared to the same period in 2013, due primarily to the launch of Sovaldi, partially offset by the increase in R&D and SG&A expenses.
As of June 30, 2014, our cash, cash equivalents and marketable securities totaled $9.58 billion, an increase of $2.72 billion compared to March 31, 2014. During the second quarter of 2014, we generated $4.19 billion of operating cash flows, which reflected strong accounts receivable collections in the quarter and included a larger than normal component related to first quarter sales given the launch of Sovaldi. We also repurchased $1.20 billion of common stock and repaid $309.7 million in debt, net of convertible note hedges.

As of June 30, 2014, we had $1.70 billion remaining in our $5.00 billion stock repurchase program announced in January 2011 (2011 Program), which is expected to be completed by September 2014. In May 2014, our Board of Directors authorized an additional repurchase of up to $5.00 billion of our common stock.

Results of Operations
Total Revenues
Total revenues include product sales and royalty, contract and other revenues. Total revenues for the three months ended June 30, 2014 were $6.53 billion, compared to $2.77 billion for the same period in 2013. Total revenues for the six months ended June 30, 2014 were $11.53 billion, compared to $5.30 billion for the same period in 2013. Increases in total revenues for both periods were driven by growth in product sales resulting primarily from the launch of Sovaldi.
Product Sales
Total product sales were $6.41 billion for the three months ended June 30, 2014, an increase of 141% compared to the same period in 2013. Total product sales were $11.28 billion for the six months ended June 30, 2014, an increase of 123% compared to the same period in 2013. Increases in product sales for both periods were driven by increases in antiviral and cardiovascular product sales. Antiviral product sales, including Sovaldi, totaled $6.01 billion and $10.52 billion for the three and six months ended June 30, 2014, an increase of 160% and 140%, respectively, compared to the same periods in 2013. Cardiovascular product sales, which include Letairis and Ranexa, totaled $266.7 million and $501.2 million for the three and six months ended June 30, 2014, an increase of 14% and 12%, respectively, compared to the same periods in 2013. During the three and six months ended June 30, 2014, approximately 25% of our product sales were generated outside of the United States and as a result, we face exposure to adverse movements in foreign currency exchange rates, primarily in Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had a favorable impact of $37.8 million and $32.7 million on our product sales for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.
Product sales in the United States increased by 195% to $4.82 billion and 178% to $8.45 billion for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due primarily to sales of Sovaldi, which launched in December 2013, and increases in sales of Stribild and Complera.
Product sales in Europe increased by 60% to $1.31 billion and 42% to $2.33 billion for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due primarily to sales of Sovaldi, which launched in January 2014, and increases in sales of Stribild and Eviplera. In light of the continued fiscal and debt crises experienced by several countries in the European Union, several governments have announced or implemented measures to manage healthcare expenditures. We continue to experience pricing pressure such as increases in the amount of discounts required on our products and delayed reimbursement which could negatively impact our future product sales and results of operations. Foreign currency exchange, net of hedges, had a favorable impact of $45.3 million and $44.0 million on our European product sales for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.
The following table summarizes the period over period changes in our product sales:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Antiviral products:
Sovaldi	$3,480,326	$—	—	$5,754,675	$—	—
Atripla	870,708	938,108	(7)%	1,650,302	1,815,181	(9)%
Truvada	806,610	807,779	0%	1,566,310	1,508,021	4%
Complera/Eviplera	299,464	188,683	59%	550,197	336,872	63%
Stribild	269,520	99,394	171%	484,791	191,542	153%
Viread	260,734	250,188	4%	471,359	460,520	2%
LDV/SOF	439	—	—	439	—	—
Other antiviral products	24,343	29,387	(17)%	42,568	62,481	(32)%
Total antiviral products	6,012,144	2,313,539	160%	10,520,641	4,374,617	140%
Letairis	144,716	128,257	13%	267,601	246,364	9%
Ranexa	121,956	106,597	14%	233,574	202,883	15%
AmBisome	94,794	75,137	26%	186,887	160,412	17%
Other products	39,327	33,755	17%	75,208	66,577	13%
Total product sales	$6,412,937	$2,657,285	141%	$11,283,911	$5,050,853	123%

Antiviral Products
Antiviral product sales increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 due primarily to the launch of Sovaldi, which was approved in the United States in December 2013 and in the European Union in January 2014, and increased sales of Stribild and Complera/Eviplera. The increase in the six months ended June 30, 2014 was partially offset by a decrease in wholesaler and sub-wholesaler inventories in the United States associated primarily with our HIV products. Following is additional discussion of our results by product:

•	Sovaldi
For the three and six months ended June 30, 2014, sales of Sovaldi were $3.48 billion and $5.75 billion, respectively. Sovaldi sales accounted for 58% and 55% of our total antiviral product sales for the three and six months ended June 30, 2014. Sovaldi sales in the United States were $3.03 billion and $5.13 billion for the three and six months ended June 30, 2014. Sovaldi sales in Europe were $400.2 million and $563.9 million for the three and six months ended June 30, 2014. Since its launch in December 2013, we estimate approximately 80,000 patients in the United States and Europe have begun treatment for HCV with Sovaldi. While Sovaldi has regulatory approval in the European Union, pricing and reimbursement is obtained on a country-by-country process, with some countries completing the process more quickly than others. We currently have approved reimbursement in Germany, Austria, Sweden, Finland, Norway and Denmark. We also sell Sovaldi in France under the Temporary Authorisations for Use Program.
While we believe the sales of Sovaldi for the three and six months ended June 30, 2014 are indicative of significant unmet medical need, current period results may not be indicative of future results. Future results are difficult to estimate as demand will depend on a number of factors. For example, we have submitted marketing applications for a once-daily fixed-dose combination of LDV/SOF for the treatment of HCV. Doctors may choose to wait to treat their genotype 1 HCV-infected patients until the approval of the fixed-dose combination of LDV/SOF or another competitor’s all-oral regimen. Also, pricing pressures could influence private and public payers' decisions to list Sovaldi on formulary or limit the types of patients for whom coverage will be provided, thus impacting future demand for Sovaldi. Product sales related to LDV/SOF in the table above for the three and six months ended June 30, 2014 represent early access sales in Europe as part of a compassionate use program, as the drug is not yet commercially approved. In the United States, the FDA has set a target review date under PDUFA of October 10, 2014 for the fixed-dose combination of LDV/SOF.

•	Atripla
Atripla sales accounted for 14% and 16% of our total antiviral product sales for the three and six months ended June 30, 2014, respectively, and decreased by 7% and 9% compared to the same periods in 2013, due primarily to declines in volume as doctors prescribed newer treatments such as Complera/Eviplera and Stribild to patients. The decline for the six months ended June 30, 2014 was also due to declines in wholesaler and sub-wholesaler inventories in the United States. The efavirenz component of Atripla, which has a gross margin of zero, comprised $318.4 million and $600.9 million of our Atripla sales for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, the efavirenz component of Atripla comprised $352.1 million and $680.2 million of our Atripla sales.
A generic version of Bristol-Myers Squibb Company's Sustiva (efavirenz), a component of our Atripla, was made available in Canada and Europe during 2013 and will be made available in the United States in 2015. As a result, while we have observed some pricing pressure related to the Sustiva component of our Atripla sales, we have not yet observed any meaningful splitting of the Atripla single tablet regimen.

•	Truvada
Truvada sales accounted for 13% and 15% of our total antiviral product sales for the three and six months ended June 30, 2014, respectively. Truvada sales remained relatively flat for the three months ended June 30, 2014 compared to the same period in 2013 and increased by 4% for the six months ended June 30, 2014 compared to the same period in 2013, due primarily to an increase in the average net selling price during the first quarter of 2014.

•	Complera/Eviplera
Complera/Eviplera sales increased by 59% and 63% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due primarily to increased sales volume in Europe and the United States. Complera/Eviplera was approved in the United States in August 2011 and in Europe in November 2011.

•	Stribild
Sales of Stribild increased by 171% and 153% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due primarily to increased sales volume in the United States and Europe. Stribild was approved in the United States in August 2012 and in Europe in May 2013.

Cardiovascular Products
Cardiovascular product sales, which include Letairis and Ranexa, increased 14% and 12% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. During the three and six months ended June 30, 2014, sales of Letairis increased by 13% and 9% compared to the same periods in 2013 due primarily to increased sales volume. During the three and six months ended June 30, 2014, sales of Ranexa increased by 14% and 15% compared to the same periods in 2013 due to an increase in the average net selling price during the first quarter of 2014 and increased sales volume.
Royalty, Contract and Other Revenues
The following table summarizes the period over period changes in our royalty, contract and other revenues:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Royalty, contract and other revenues	$122,006	$110,109	11%	$249,988	$248,176	1%
Royalty, contract and other revenues increased by 11% and 1% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due primarily to higher royalty revenues from GlaxoSmithKline, Inc. and Japan Tobacco Inc. as well as seasonality in the royalty revenues from F. Hoffmann-La Roche Ltd for Tamiflu. The majority of our royalties are recognized in the quarter following the quarter in which the corresponding product sales occur.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period over period changes in our product sales, cost of goods sold and product gross margin:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Total product sales	$6,412,937	$2,657,285	141%	$11,283,911	$5,050,853	123%
Cost of goods sold	$924,709	$684,663	35%	$1,737,914	$1,319,111	32%
Product gross margin	86%	74%		85%	74%
Product gross margins were 86% and 85% for the three and six months ended June 30, 2014, respectively, compared to 74% for the same periods in 2013. The increases were driven primarily by sales of Sovaldi which impacted product mix, partially offset by amortization of the intangible asset related to sofosbuvir following the approval and commercial launch of Sovaldi.
Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Research and development expenses	$583,924	$523,902	11%	$1,178,902	$1,021,534	15%
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
R&D expenses for the three months ended June 30, 2014 increased by $60.0 million or 11% compared to the same period in 2013 due primarily to an increase of $40.4 million in personnel and infrastructure expenses to support the progression of clinical study activity, primarily in oncology and HIV, geographic expansion and marketed product support.

R&D expenses for the six months ended June 30, 2014 increased by $157.4 million or 15% compared to the same period in 2013 due primarily to $84.7 million related to the progression of clinical study activity, primarily in oncology and HIV, and $82.9 million related to personnel and infrastructure expenses to support our ongoing clinical study activity, geographic expansion and marketed product support. We expect R&D expenses to increase through the second half of 2014 to support the expansion of our clinical studies in various therapeutic areas including HCV, HIV, inflammation and respiratory.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Selling, general and administrative expenses	$613,555	$404,991	51%	$1,161,678	$779,287	49%
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
SG&A expenses for the three months ended June 30, 2014 increased by $208.6 million or 51% compared to the same period in 2013 due primarily to an increase in headcount related and other expenses of $130.4 million to support our ongoing growth, including the expansion of our business related to Sovaldi and the anticipated launches of Zydelig and our fixed-dose combination of LDV/SOF.
SG&A expenses for the six months ended June 30, 2014 increased by $382.4 million or 49% compared to the same period in 2013 due primarily to an increase in headcount related and other expenses of $244.0 million to support our ongoing growth, including the expansion of our business related to Sovaldi and the anticipated launches of Zydelig and our fixed-dose combination of LDV/SOF. We expect SG&A expenses to increase through the second half of 2014 from our continued investments in these areas.
Interest Expense
Interest expense for the three months ended June 30, 2014 was $102.0 million, an increase of $24.0 million compared to the same period in 2013. Interest expense for the six months ended June 30, 2014 was $178.3 million, an increase of $18.5 million compared to the same period in 2013. The increases for both periods were primarily a result of the March 2014 issuance of our senior unsecured notes due in April 2019 (April 2019 Notes), April 2024 (April 2024 Notes) and April 2044 (April 2044 Notes).
Other Income (Expense), Net
Other income (expense), net was not significant for the three and six months ended June 30, 2014 and 2013.
Provision for Income Taxes
Our provision for income taxes was $656.6 million and $1.38 billion for the three and six months ended June 30, 2014, respectively, compared to $308.0 million and $530.4 million for the same periods in 2013, respectively. Our effective tax rates were 15.2% and 19.1% for the three and six months ended June 30, 2014, respectively, compared to 28.6% and 26.3% for the same periods in 2013, respectively. The effective tax rate for the three months ended June 30, 2014 includes a cumulative catch up adjustment of 3.9 percentage points to the first quarter tax rate to reduce the year to date effective tax rate to 19.1%. The effective tax rates for the three and six months ended June 30, 2014 were lower than the effective tax rates for the same periods in 2013 due primarily to higher earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, offset by the expiration of the federal research tax credit as of December 31, 2013 and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit.
The effective tax rates for the three and six months ended June 30, 2014 differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible pharmaceutical excise tax and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.

Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented:

(In thousands)	June 30, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$9,581,383	$2,570,590
Working capital	$9,271,342	$948,332

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Cash provided by (used in):
Operating activities	$5,753,311	$1,625,105
Investing activities	$(648,188)	$(462,733)
Financing activities	$1,512,545	$(756,649)
Cash, Cash Equivalents and Marketable Securities
As of June 30, 2014, cash, cash equivalents and marketable securities totaled $9.58 billion, an increase of $7.01 billion or 273% from December 31, 2013. During the six months ended June 30, 2014, we generated $5.75 billion in cash flows from operations, received $3.97 billion from the issuance of senior unsecured notes in March 2014 and repaid $1.15 billion in debt, net of convertible note hedges. During the six months ended June 30, 2014, we also repurchased $1.65 billion of common stock.
Of the total cash, cash equivalents and marketable securities at June 30, 2014, approximately $3.76 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $9.27 billion at June 30, 2014. The increase of $8.32 billion in working capital from December 31, 2013 was driven primarily by an increase in cash and cash equivalents due to the issuance of senior unsecured notes in March 2014, an increase in accounts receivable, net, driven by increased sales and a decrease in the current portion of long-term debt, net, related to the repayment of our bank debt and conversions of our convertible senior notes.
Cash Provided by Operating Activities
Cash provided by operating activities was $5.75 billion for the six months ended June 30, 2014 and consisted primarily of net income of $5.87 billion, adjusted for non-cash items such as $507.9 million of depreciation and amortization expenses. This was partially offset by $770.4 million of net cash outflow related to changes in operating assets and liabilities.
Cash provided by operating activities was $1.63 billion for the six months ended June 30, 2013 and consisted primarily of net income of $1.49 billion, adjusted for non-cash items such as $147.5 million of depreciation and amortization expenses and $117.7 million of stock-based compensation expenses. This was partially offset by $179.4 million of net cash outflow related to changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2014 was $648.2 million, consisting primarily of $393.7 million in net purchases of marketable securities and $254.5 million in capital expenditures related to the expansion of our business.
Cash used in investing activities for the six months ended June 30, 2013 was $462.7 million, consisting primarily of $378.6 million used in our acquisition of YM BioSciences Inc., net of the cash acquired.

Cash Provided by (Used in) Financing Activities
Cash provided by financing activities for the six months ended June 30, 2014 was $1.51 billion, consisting primarily of $3.97 billion in net proceeds from the issuance of our April 2019 Notes, April 2024 Notes and April 2044 Notes, partially offset by $1.15 billion used to repay debt, net of convertible note hedges and $1.65 billion used to repurchase common stock under our stock repurchase program.
Cash used in financing activities for the six months ended June 30, 2013 was $756.6 million, driven primarily by $2.14 billion used to repay debt financing which included the maturity and conversions of our convertible senior notes, partially offset by net proceeds of $1.21 billion related to our convertible note hedges and proceeds of $146.3 million from issuances of common stock under our employee stock plans.
Long-Term Obligations
The following is a summary of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	June 30, 2014	December 31, 2013
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	$—	$234,217
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	822,139	1,113,043
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	994,210	993,781
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,868	749,710
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,441	699,326
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,861	1,247,716
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,923	997,885
Senior Unsecured	April 2019 Notes	March 2014	April 2019	2.05%	499,189	—
Senior Unsecured	April 2024 Notes	March 2014	April 2024	3.70%	1,747,271	—
Senior Unsecured	April 2044 Notes	March 2014	April 2044	4.80%	1,746,641	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	—	600,000
Total debt, net					9,504,543	6,635,678
Less current portion					1,572,007	2,696,970
Total long-term debt, net					$7,932,536	$3,938,708
Debt Financing
In March 2014, we issued senior unsecured notes in a registered offering for a total aggregate principal amount of $4.00 billion. We issued the April 2019 Notes for $500.0 million which pay interest at a fixed annual rate of 2.05%, the April 2024 Notes for $1.75 billion which pay interest at a fixed annual rate of 3.70% and the April 2044 Notes for $1.75 billion which pay interest at a fixed annual rate of 4.80%. We have begun using the net proceeds from this debt financing for general corporate purposes, which may include the repayment of debt and related payments, working capital and the repurchase of outstanding common stock under our authorized stock repurchase program.
Convertible Senior Notes
During the six months ended June 30, 2014, our convertible senior notes due in May 2014 (May 2014 Notes) matured and a portion of our convertible senior notes due in May 2016 (May 2016 Notes) (together, the Notes) was converted. During the six months ended June 30, 2014, we repaid $553.1 million of principal balance relating to the Notes. We also paid $1.29 billion in cash related to the conversion spread of the Notes, which represents the conversion value in excess of the principal amount, and received $1.29 billion in cash from the convertible note hedges related to the Notes.
As of June 30, 2014, the May 2016 Notes were classified as current given that their conversion criteria had been met. As a result, the related unamortized discount of $35.9 million was classified as equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheet.

There are 55.5 million shares of our common stock underlying our warrants expiring in 2014 (the 2014 Warrants). The 2014 Warrants have a strike price of $28.38 per share and expire during the 40 trading-day period commencing August 1, 2014 and ending on September 26, 2014. On July 29, 2014, we exercised our option to settle the warrants in cash. As a result, during the third quarter of 2014, we expect to pay approximately $3.14 billion to $3.69 billion in cash to settle the warrants. Because the warrants could have been settled, at our option, in cash or shares of our common stock, and the related contracts met all of the applicable criteria for equity classification, the settlement will be recorded as a reduction of additional paid-in capital in our Condensed Consolidated Balance Sheet.

There are 55.1 million shares of our common stock underlying our warrants expiring in 2016 (the 2016 Warrants). The 2016 Warrants have a strike price of $30.05 per share and are exercisable only on their expiration date. If the market value of our common stock at the time of the exercise of the warrants exceeds their strike price, we will be required to net settle in cash or shares of our common stock, at our option, for the value of the warrants in excess of the warrant strike price.
Credit Facilities
During the first quarter of 2014, we repaid the remaining balance of $600.0 million that was outstanding under the revolving credit facility credit agreement. There were no amounts outstanding under the revolving credit facility credit agreement as of June 30, 2014.
We are required to comply with certain covenants under the credit agreement and note indentures and as of June 30, 2014, we believe we were in compliance with all such covenants.
Stock Repurchase Program
Under our 2011 Program, we repurchased a total of $1.20 billion or 15.2 million shares of common stock during the three months ended June 30, 2014, and a total of $1.65 billion or 20.9 million shares of common stock during the six months ended June 30, 2014. As of June 30, 2014, we had $1.70 billion remaining in our 2011 Program, which is expected to be completed by September 2014. In May 2014, our Board of Directors authorized a new stock repurchase program of up to $5.00 billion of our common stock through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated transactions or other means. This new program expires three years after the completion of the 2011 Program. We intend to use the additional authorization to repurchase shares opportunistically and to offset the dilution created by shares issued under employee stock plans.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded revenue recognition disclosures. This guidance will become effective for us beginning in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our pending adoption of this standard on our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.
As of June 30, 2014, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $652.4 million, of which $173.0 million were past due greater than 120 days and $53.6 million were past due greater than 365 days. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2014. However, we will continue to monitor the European economic environment for collectability issues related to our outstanding receivables.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2014 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2014.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the arbitration demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013. The arbitration hearing was held in New York in June 2014. We expect a decision in the arbitration by the end of 2014.
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

We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572 patent. The trial was held in November 2013. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Additionally, the Norwegian court ordered Idenix to pay us over $2.0 million in attorney fees as the losing party to the litigation. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal.

In August 2013 and April 2014, Idenix filed two separate requests for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7,429,572 patent.
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
Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Europe, Canada, Norway and Australia. If the courts hearing these proceedings determine that Idenix is entitled to their patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in that country.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. In the declaration of the Second Idenix Interference, the USPTO has initially designated Gilead as the junior party based upon the patent application filing dates appearing on the face of the ‘600 patent.We believe the Board’s determination in the First Idenix Interference that Idenix is not entitled to the benefit of any of its earlier application filing dates, including the filing date of the ‘600 patent, will be equally applicable to the Second Idenix Interference. If we are correct, the Board may conclude that Gilead is the senior party in the Second Idenix Interference, consistent with the determination in the First Idenix Interference. In light of the Board’s conclusion in the First Idenix Interference that the application that led to the ‘600 patent does not teach how to make the claimed compounds, it is possible that the Board will make the same determination in the Second Idenix Interference and eliminate the need for the Board to address who was the first to invent the claimed methods of treating HCV. However, if the Board does consider who was the first to invent the claimed methods of treating HCV and ultimately concludes that Gilead was first, the claims in the ‘600 patent may be revoked. If the Board determines that Idenix was first to invent and is entitled to these patent claims, and it is determined in other proceedings that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128. Any determination by the Board can be appealed by either party to U.S. federal court.
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
Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court in Massachusetts granted our request and transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and determines that these patents are infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the claims of our granted U.S. Patent No. 8,669,234.
On June 9, 2014, Merck and Idenix announced that the companies had entered into a definitive agreement under which Merck will acquire Idenix.
Litigation with Merck & Co., Inc. (Merck)
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC. The court has set a trial date of March 7, 2016 for this litigation. The court has set a trial date of March 7, 2016 for this litigation. While this merger does not change our view of the merits of Merck's and Idenix's claims, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
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
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February and March 2014, AbbVie responded to our lawsuit by filing two lawsuits also in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of LDV/SOF will infringe its patents. We do not expect AbbVie’s patents to block or delay the commercialization of our combination products. If the court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC. We are aware that AbbVie is pursuing similar patents in Europe and other countries.
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
Litigation with Generic Manufacturers
As part of the approval process for some of our products, the FDA granted us a New Chemical Entity (NCE) exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be approved.

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
Tenofovir Disoproxil Fumarate, Emtricitabine and Fixed-Dose Combination of Emtricitabine, Tenofovir Disoproxil Fumarate and Efavirenz
In 2008 and 2009, we received notices that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notices, Teva alleged that patents associated with emtricitabine and tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In April 2013, we and Teva reached an agreement to settle the ongoing patent litigation concerning the patents that protect tenofovir disoproxil fumarate in Atripla, Truvada and Viread. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. On October 1, 2013, the court’s dismissal of the case pursuant to the settlement agreement between the parties became final. A trial in the lawsuit against Teva related to the U.S. patents protecting emtricitabine in Atripla and Truvada was held in October 2013. In April 2014, we and Teva entered into an agreement to settle the ongoing patent litigation concerning the emtricitabine patents that protect Atripla and Truvada.
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
In December 2011, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck's patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In February 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS. In August 2012, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic version of Viread. In the notice, Teva alleges that two patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Viread, Truvada, and Atripla. In September 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS. Also in August 2012, Teva filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. We are currently defending that Impeachment Action. The requests for orders of prohibition in connection with all three of Teva’s ANDS filings (for Teva’s generic versions of Viread, Truvada and Atripla) were consolidated and a hearing on the consolidated requests for the orders of prohibition took place in September 2013. In December 2013, the court issued our requested order prohibiting the Canadian Ministry of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patent in July 2017. Teva appealed the decision of the court prohibiting the Minister of Heath from issuing the Notices of Compliance until expiry of our patent in July 2017. This decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Minister of Health should be prohibited from issuing the Notices of Compliance for Teva’s products. Separately, the court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for March 2015. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
In July 2012, we received notice that Lupin Limited (Lupin) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Lupin alleges that four patents associated with emtricitabine and four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of a fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In August 2012, we filed two lawsuits against Lupin in U.S. District Court for the Southern District of New York for infringement of our patents. In October 2012, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Lupin alleges that four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of tenofovir disoproxil fumarate. In October 2012, we filed a lawsuit against Lupin in U.S. District Court for the Southern District of New York for infringement of our patents. In May 2014, Lupin amended its ANDAs to certify that it is no longer seeking approval to market generic versions of Truvada and Viread prior to the expiration of the four patents associated with tenofovir disoproxil fumarate in January 2018 (including pediatric exclusivity). As a result, on May

30, 2014, the NY District Court granted Gilead and Lupin's Joint Motion for Order of Dismissal in our patent infringement lawsuit against Lupin for the tenofovir disoproxil fumarate patents. The District Court has scheduled a trial in the second lawsuit concerning the emtricitabine patents for December 2014. Either party can appeal a decision by the District Court to the CAFC. If Lupin is successful in invalidating our patents, Lupin may be able to launch a generic version of our Truvada product in January 2018.
In July 2012, we received notice that Cipla Ltd. (Cipla) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Emtriva and a generic version of Viread. In the notice, Cipla alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Cipla's manufacture, use or sale of a generic version of emtricitabine and four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Cipla's manufacture, use or sale of a generic version of tenofovir disoproxil fumarate. In August 2012, we filed lawsuits against Cipla in U.S. District Court for the Southern District of New York for infringement of our patents. In July 2014, we and Cipla reached agreement to settle those lawsuits. Terms of the settlement are confidential.
Either party can appeal a decision by the District Court to the CAFC. If Lupin is successful in invalidating our patents, Lupin may be able to launch generic version of our Viread product prior to the expiry of our patents.
In April 2014, we received notice that Mylan Inc. (Mylan) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Mylan alleges that two of the patents associated with emtricitabine and one of our patents associated with the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Truvada. In June 2014, we filed a lawsuit against Mylan in U.S. District Court for the Northern District of West Virginia for infringement of our patents.
In June 2014, we received notice that Mylan Inc. submitted petitions for Inter Partes Review (IPR) to the US Patent Trial and Appeal Board (the Board) alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We are opposing Mylan’s petitions. We anticipate that the Board will issue an initiation decision by December 2014. If the Board initiates an IPR, we anticipate a final decision by December 2015. Either party can appeal a decision of the Board to the CAFC. If Mylan is successful in invalidating our patents, generic companies will be able to launch a generic version of our Viread product prior to the expiry of our patents.
Ranolazine
In June 2010, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of sustained release ranolazine. In the notice, Lupin alleged that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin in U.S. District Court for the District of New Jersey for infringement of certain Ranexa patents challenged by Lupin. The trial took place in April and May 2013. In August 2013, the parties reached agreement to settle the patent litigation prior to issuance of the court’s decision. Under the agreement, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019.
Tamiflu
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with oseltamivir phosphate is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and Roche filed a lawsuit against Natco in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reasons stated in Natco's notice letter. Natco has appealed this decision to the CAFC. A hearing on Natco’s appeal took place in January 2014. The court issued a decision on April 22, 2014 which will allow Natco’s patent invalidity challenge to proceed if the case is remanded to the District Court of New Jersey for a full trial on the merits. On June 30, 2014, we filed a petition for rehearing en banc with the CAFC.
Department of Justice Investigation
In June 2011, we received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. On April 16, 2014, the United States Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. We have moved to dismiss the complaint.

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
A substantial portion of our revenues is derived from sales of Sovaldi for the treatment of hepatitis C virus infection (HCV) and our antiviral products, particularly our single tablet regimen human immunodeficiency virus (HIV) products, including Atripla, Stribild and Complera/Eviplera. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.
During the six months ended June 30, 2014, sales of Sovaldi for the treatment of HCV accounted for approximately 55% of our total antiviral products sales. Since this is the second full quarter following Sovaldi’s launch, we cannot be certain if these sales are indicative of future revenue. Demand for Sovaldi depends in part on the amount of patient coverage under private and public insurance programs in the United States and our ability to obtain and maintain government reimbursement in countries outside the United States. Further, pricing pressures could influence private and public payers' decisions to list Sovaldi on formulary or limit the types of patients for whom coverage will be provided, thus impacting the demand for Sovaldi. In addition, we have seen signs that some physicians have begun delaying treatment for some genotype 1 HCV-infected patients in anticipation of the approval and availability of our fixed-dose combination of ledipasvir/sofosbuvir (LDV/SOF) and another competitor’s all-oral regimen for the treatment of genotype 1 HCV-infected patients. If we are unable to maintain the current or expected future sales levels of Sovaldi or obtain approval for our HCV product candidates in the currently anticipated timelines, our results of operations and stock price could be negatively impacted.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, particularly our single table regimen products, including Atripla, Stribild and Complera/Eviplera. During the six months ended June 30, 2014, sales of our HIV products accounted for more than 40% of our total antiviral products sales. Most of our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Atripla, Stribild and Complera/Eviplera, for any number of reasons including, but not limited to, the following:

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

•
As generic HIV products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, generic versions of Sustiva (efavirenz), a component of our Atripla, are now available in Canada and Europe and we expect competition from generic efavirenz in the United States in 2015. We have observed some pricing pressure related to the Sustiva component of our Atripla sales. Tivicay (dolutegravir), an integrase inhibitor, launched in the fourth quarter of 2013 by ViiV Healthcare (ViiV) could adversely impact sales of our HIV products.

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
In February 2014, we filed a new drug application (NDA) with the U.S. Food and Drug Administration (FDA) for approval of the fixed-dose combination of LDV/SOF for genotype 1 patients, who represent a majority of patients infected with HCV in the United States and Europe. If approved, LDV/SOF will likely only require genotype 1 HCV patients to take one pill, once per day for eight or 12 weeks without ribavirin (RBV) or pegylated interferon (peg-IFN). In February 2014, we filed our marketing application for approval of LDV/SOF in Europe and our application was validated by the European Medicines Agency (EMA) in March 2014. We have also filed marketing applications for approval of idelalisib for the treatment of patients with indolent non-Hodgkin’s lymphoma (iNHL) and chronic lymphocytic leukemia in Europe. In the first half of 2014, we also resubmitted our NDAs for elvitegravir and cobicistat, as standalone agents, for the treatment of HIV with the FDA. In June 2014, we submitted a NDA with Japan’s Pharmaceutical and Medical Devices Agency (PMDA) for approval of sofosbuvir for the treatment of HCV. These marking applications may not be approved by the FDA, EMA, the PMDA or other foreign regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products.
Our inability to accurately estimate demand for our products, the uptake of new products or the timing of fluctuations in the inventories maintained by customers makes it difficult for us to accurately forecast sales and may cause our revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We are unable to accurately estimate demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, our HCV products, Sovaldi and LDV/SOF, if approved, represent a significant change in the treatment paradigm for HCV-infected patients due to the shortened duration of treatment and the reduction or elimination of the need for peg-IFN injection and RBV. Because these products are in a new therapeutic area for us and patient demand is dependent on a number of factors, revenues from these products in 2014 and beyond are difficult for us and investors to estimate. Since Sovaldi was recently approved and it is not clear when, or if, LDV/SOF will ultimately be approved, demand for these products will depend in part on the amount of their coverage under private and public insurance programs in the United States and our ability to obtain and maintain government reimbursement in countries outside the United States. Pricing pressures could influence private and public payers' decisions to list Sovaldi on formulary or limit the types of patients for whom coverage will be provided, thus impacting the demand for Sovaldi. In addition, doctors may choose to wait to treat their genotype 1 HCV-infected patients until later in 2014 or 2015 when they anticipate the approval and availability of LDV/SOF and another competitor’s all-oral regimen for the treatment of genotype 1 HCV-infected patients. Also, because our HCV products represent a significant change in the treatment paradigm of HCV infection and are highly anticipated by the medical and patient community, sales levels or prescription growth rates early in the launch may not be indicative of future results. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual revenues. To the extent Sovaldi revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
In the quarter ended June 30, 2014, approximately 86% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., McKesson Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2013, strong wholesaler and sub-wholesaler purchases resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2014. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
Our results of operations may be adversely affected by current and potential future healthcare reforms.
Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. In March 2010, healthcare reform legislation was adopted in the United States, requiring us to further rebate or discount products reimbursed or paid for by various public payers, including Medicaid and other entities eligible to purchase discounted products through the 340B Drug Pricing Program under the Public Health Service Act, such as ADAPs. As a result of the 2010 legislation, the discounts, rebates and fees that impacted us include:

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

•
we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the pharmaceutical excise tax) of $3.0 billion for 2014, calculated based on select government sales during the 2012 calendar year as a percentage of total industry government sales.

The amount of the annual industry fee imposed on the pharmaceutical industry as a whole will be $3.0 billion in 2014 through 2016, increase to $4.0 billion in 2017, increase to a peak of $4.1 billion in 2018, and then decrease to $2.8 billion in 2019 and thereafter. We expect our portion of the pharmaceutical excise tax to increase as our revenues grow and as the amount of the annual industry fee increases through 2018 and drug patents expire on major drugs of other companies. We estimate our portion of the pharmaceutical excise tax to be approximately $150 - $170 million in 2014 compared to approximately $110 million in 2013 and approximately $85 million in 2012. The pharmaceutical excise tax is not tax deductible. Further, even though not addressed in the healthcare reform legislation, discussions continue at the federal level on legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers or set minimum requirements for Medicare Part D pricing.
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
A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In the United States, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. In recent years, we have experienced a shift in our payer mix as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. As a result of this shift, revenue growth may be lower than prescription growth. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. For example, during the first quarter of 2011, the state budget crisis in Florida led to a temporary movement of patients who were previously covered by Florida's ADAP into industry-supported patient assistance programs. In prior quarters, because of the insufficiency of federal and state funds and as many states reduced eligibility criteria, we saw an increase in the number of patients on state ADAP waitlists, and we may see similar increases in future periods as a result of any reduction in federal and state ADAP support resulting from the sequestration. Until these patients are enrolled in ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.
In July 2014, we received a letter from the U.S. Senate Committee on Finance requesting information and supporting documentation from us related to Sovaldi and the pricing of Sovaldi in the United States. The letter raised concerns about our approach to pricing Sovaldi, its affordability and its impact on federal government spending and public health. We are cooperating with the inquiries. It is both costly and time-consuming for us to comply with these inquiries. We cannot predict the outcome. It is possible that the inquiries could result in negative publicity or other negative actions that could harm our reputation, reduce demand for Sovaldi or other sofosbuvir containing products and/or reduce coverage of Sovaldi or sofosbuvir containing products, including by federal health care programs such as Medicare and Medicaid. If any or all of these events occur, our business and stock price could be materially negatively affected.
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
Recently, many countries in the European Union have increased the amount of discounts required on our products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. For example, in June 2010, Spain imposed an incremental discount on all branded drugs. As generic drugs come to market, we may face price decreases for our products in some countries in the European Union. Further, cost containment pressures in the European Union, especially in Southern Europe, could lead to delays in the treatment of patients and also delay pricing approval, which could negatively impact the commercialization of new products. With respect to Sovaldi, we have seen pricing pressure, which could delay pricing approval in some European countries.
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
We face significant competition.
We face significant competition from large global pharmaceutical and biotechnology companies, specialized pharmaceutical firms and generic drug manufacturers.
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
We also face competition from generic HIV products. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and generic lamivudine is now available in the United States, Spain, Portugal and Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey, which resulted in an increase in the rebate for Viread in Turkey. Generic versions of Sustiva (efavirenz), a component of our Atripla, are now available in Canada and Europe and we expect competition from generic efavirenz to be in the United States in 2015. We have observed some pricing pressure related to the Sustiva component of our Atripla sales.
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
Zydelig competes with a product marketed by Pharmacyclics, Inc.
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
Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information and clinical trial data directly available to the public through websites and other means, e.g. periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially cause our product sales or stock price to decline.
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA, the EMA and comparable regulatory agencies in other countries. We are continuing clinical trials for Sovaldi, Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Emtriva, Tybost, Zydelig, Vitekta, Hepsera, Letairis, Ranexa, AmBisome and Cayston for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.
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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in April 2013, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of bronchiectasis. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including momelotnib for the treatment of myelofibrosis, ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention, our single tablet regimen of tenofovir alafenamide (TAF)/elvitegravir/cobicistat/emtricitabine, and TAF as a standalone agent, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in "Legal Proceedings" beginning on page 36 and risk factor entitled "Litigation with generic manufacturers has reduced and may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 54.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. See a description of our litigation regarding sofosbuvir in the risk factor entitled "If any party is successful in establishing exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir could be adversely affected" beginning on page 50.
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
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to an October 29, 2004 collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended on December 31, 2006. Roche later asked Pharmasset to consider whether Roche may have contributed to the inventorship of sofosbuvir and whether Pharmasset has complied with the confidentiality provisions of the collaboration agreement. Pharmasset advised us that it carefully considered the issues raised by Roche and that it believed any such issues are without merit. We have also considered these issues and reached the same conclusion. In March 2013, Roche initiated an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC, regarding the collaboration agreement. In the arbitration demand, Roche asserts that it has an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine monophosphate analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claims that, because it has exclusive rights to sofosbuvir, it also has an exclusive license to a patent covering sofosbuvir, and that we will infringe that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013. The arbitration hearing was held in New York in June 2014. We expect a decision in the arbitration by the end of 2014.
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
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572. The trial was held in November 2013. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Additionally, the Norwegian court ordered Idenix to pay us over $2.0 million in attorney fees as the losing party to the litigation. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal.
In August 2013 and April 2014, Idenix filed two separate requests for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7,429,572 patent.
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
Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in Europe, Canada, Norway and Australia. If the courts hearing these proceedings determine that Idenix is entitled to their patent claims and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in that country.
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
Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court in

Massachusetts granted our request and transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. However, if the court disagrees with our view and determines that these patents are infringed, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir. A decision by the District Court can be appealed by either party to the CAFC.
We have an expansive patent portfolio covering NS5A inhibitors for the treatment of HCV. Following the disclosure of the structure of Idenix’s NS5A inhibitor, samatasvir (also known as IDX-719), we are evaluating the compound in light of the claims of our granted U.S. Patent No. 8,669,234.
On June 9, 2014, Merck and Idenix announced that the companies had entered into a definitive agreement under which Merck will acquire Idenix. The court has set a trial date of March 7, 2016 for this litigation. While this merger does not change our view of the merits of Merck's and Idenix's claims, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
Litigation with Merck & Co., Inc. (Merck)
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC. The court has set a trial date of March 7, 2016 for this litigation.
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

Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February and March 2014, AbbVie responded to our lawsuit by filing two lawsuits also in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of LDV/SOF will infringe its patents. We do not expect AbbVie’s patents to block or delay the commercialization of our combination products. If the court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC. We are aware that AbbVie is pursuing similar patents in Europe and other countries.
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
Our third-party manufacturers and corporate partners are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers or corporate partners fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval. Further, we may have to write-off the costs of manufacturing any batch that fails to pass quality inspection. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in April 2013, the FDA conducted an inspection of our Foster City facility and issued Form 483 Inspectional Observations, which noted deficiencies in documentation and validation of certain quality testing procedures and methods. As a result of the observations, the FDA delivered Complete Response Letters notifying us that it was unable to approve our NDAs for elvitegravir and cobicistat as standalone agents. In mid-October 2013, the FDA completed its sofosbuvir pre-approval inspection of our Foster City facility. Following that inspection, the FDA issued additional Form 483 Inspectional Observations citing deficiencies related to testing and reconciliation of stability samples, testing protocols, testing of shipping samples, and procedures for calibrating test equipment. We recently completed and filed our responses to these observations with the FDA. If we are unable to remedy the deficiencies cited by the FDA in these inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. If approval of any of our product candidates, including LDV/SOF or elvitegravir and cobicistat, as standalone agents, were delayed or if production of our marketed products was interrupted, our anticipated revenues and our stock price would be adversely affected.
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
As part of the approval process for some of our products, the FDA granted us a New Chemical Entity (NCE) exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. Current legal proceedings of significance with some of our generic manufacturers include:
Natco
In March 2011, we and F. Hoffmann-La Roche Ltd. (Roche) filed a lawsuit against Natco Pharma Ltd. (Natco) in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reasons stated in Natco’s notice letter. Natco has appealed this decision to the CAFC. In April 2014, the CAFC issued a decision which will allow Natco’s patent invalidity challenge to proceed if the case is remanded to the District Court of New Jersey for a full trial on the merits. On June 30, 2014, we filed a petition for rehearing en banc with the CAFC.
Teva
In August 2012, Teva Pharmaceuticals (Teva) filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. In September 2013, a hearing on the consolidated requests for orders of prohibition in connection with all three of Teva’s abbreviated new drug submission (ANDS) filings to the Canadian Minister of Health (for Teva’s generic versions of Viread, Truvada, and Atripla) took place. In December 2013, the court issued our requested order prohibiting the Canadian Ministry of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada, and Atripla products until expiry of our patent in July 2017. Teva appealed the decision of the court prohibiting the Minister of Heath from issuing the Notices of Compliance until expiry of our patent in July 2017. This decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Minister of Health should be prohibited from issuing the Notices of Compliance for Teva’s products. Separately, the court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for March 2015. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
In April 2013, we and Teva reached an agreement to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Atripla, Truvada and Viread products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. In April 2014, we and Teva entered an agreement to settle the ongoing patent litigation concerning the emtricitabine patents that protect Atripla and Truvada. The terms of the settlement agreement are confidential.
Lupin
In 2012, we filed lawsuits against Lupin Limited (Lupin) in U.S. District Court for the Southern District of New York for infringement of our emtricitabine and tenofovir disoproxil patents related to Viread and Truvada. In May 2014, Lupin amended its ANDAs to certify that it is no longer seeking approval to market generic versions of Truvada and Viread prior to the expiration of the four patents associated with tenofovir disoproxil fumarate in January 2018 (including pediatric exclusivity). As a result, in May 2014, the court granted Gilead and Lupin's Joint Motion for Order of Dismissal in our patent infringement lawsuit against Lupin for the tenofovir disoproxil fumarate patents. A trial relating to Lupin’s ANDA requesting permission to make a generic version of Truvada before the expiry of our patents covering emtricitabine is scheduled for December 2014.
In August 2013, we and Lupin reached an agreement to settle the patent litigation concerning certain patents that protect Ranexa. Under the agreement, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019.
We cannot predict the ultimate outcome of the foregoing actions and other litigation with generic manufacturers, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Viread, Emtriva and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
We face credit risks from our Southern European customers that may adversely affect our results of operations.
Our European product sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Portugal and Spain have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of June 30, 2014, our accounts receivable in these countries totaled approximately $652.4 million, of which $173.0 million were past due greater than 120 days and $53.6 million were past due greater than 365 days as follows:

	June 30, 2014
(In thousands)	Greater than 120 days past due	Greater than 365 days past due
Portugal	$74,001	$26,033
Italy	43,195	26,548
Spain	46,597	428
Greece	9,245	639
Total	$173,038	$53,648
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to more than 125 countries participating in our Gilead Access Program, or Atripla, which Merck distributes at substantially reduced prices to HIV infected patients in developing countries under our 2006 agreement, our revenues would be adversely affected. In addition, we have established partnerships with Indian generic manufacturers to distribute high-quality, low-cost generic versions of tenofovir disoproxil fumarate to 112 developing world countries, including India. We expanded these agreements to include rights to Stribild, Tybost and Vitekta. We also entered into collaborations with certain Indian generic manufacturers to produce and distribute generic emtricitabine in the developing world, including single tablet regimens containing emtricitabine and fixed-dose combinations of emtricitabine co-formulated with our other HIV medicines. If generic versions of our medications under these licenses are then re-exported to the United States, Europe or other markets outside of these 112 countries, our revenues would be adversely affected. We also also committed to making Sovaldi available in the developing world at discounted prices and recently entered into an agreement to make Sovaldi available in

Egypt, a country that has among the highest HCV prevalence in the world. If the discounted Sovaldi is re-exported from these developing countries into the United States or other higher price markets, our revenues could be adversely affected.
In addition, purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high may adversely impact our revenues and gross margin and may cause our sales to fluctuate from quarter to quarter. For example, in the European Union, we are required to permit products purchased in one country to be sold in another country. Purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high can affect the inventory level held by our wholesalers and can cause the relative sales levels in the various countries to fluctuate from quarter to quarter and not reflect the actual consumer demand in any given quarter. These quarterly fluctuations may impact our earnings, which could adversely affect our stock price and harm our business.
Expensive litigation and government investigations have reduced and may continue to reduce our earnings.
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Litigation Regarding Sofosbuvir, Litigation with Generic Manufacturers and the Department of Justice investigation; in "Legal Proceedings" beginning on page 36. The outcome of the lawsuits above, or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
In some countries, we may be required to grant compulsory licenses for our products or our patents may not be enforced.
In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HCV or HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, there is growing attention on the availability of HCV therapies and some activists are advocating for the increased availability of HCV therapies through means including compulsory licenses. In the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic and H1N1 influenza generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government considered allowing Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada's Access to Medicines Regime. Furthermore, Roche issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India's Hetero Drugs Limited for India and certain developing countries. If compulsory licenses permit generic manufacturing to override our product patents for Sovaldi, our HIV products or Tamiflu, or if we are required to grant compulsory licenses for these products, it could reduce our earnings and cash flows and harm our business.
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
Various factors may have favorable or unfavorable effects on our income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, our portion of the non-tax deductible pharmaceutical excise tax, the accounting for stock options and other share-based payments, mergers and acquisitions, changes in forecasted demand for our HCV products, the ability to manufacture product in our Cork, Ireland facility, the amortization of certain acquisition related intangibles for which we receive no tax benefit, expiration of the federal research tax credit, future levels of R&D spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our net income.
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
Issuer Purchases of Equity Securities
During the three months ended June 30, 2014, we repurchased a total of $1.20 billion or 15.2 million shares of common stock under our January 2011 stock repurchase program (2011 Program). As of June 30, 2014, we had repurchased $3.30 billion of our common stock under the 2011 Program and had $1.70 billion remaining in the program, which is expected to be completed by September 2014. In May 2014, our Board of Directors authorized a new stock repurchase program of up to $5.00 billion of our common stock.
The table below summarizes our stock repurchase activity for the three months ended June 30, 2014 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	(1)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program	(1)
April 1 – April 30, 2014	3,010		$71.95	2,982		$2,683,121
May 1 – May 31, 2014	6,355		$80.43	6,251		$2,180,247
June 1 – June 30, 2014	5,975		$81.16	5,943		$1,697,894
Total	15,340	(2)	$79.05	15,176	(2)

(1)	In January 2011, we announced that our Board authorized a $5.00 billion stock repurchase program, which expires in September 2014.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to the equivalent value in shares of common stock withheld by us from restricted stock awards in order to satisfy applicable tax withholding obligations.

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

†(2)	2.1	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

*(3)	3.1	Restated Certificate of Incorporation of Registrant

*(4)	3.2	Amended and Restated Bylaws of Registrant, as amended and restated on May 7, 2014

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3

*(5)	4.2
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

*(12)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(13)	10.29	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.30	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.31	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(15)	10.32	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(3)	10.33	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(16)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(17)	10.35	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(18)	10.36	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(19)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(20)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(17)	10.39	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(17)	10.40	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(17)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(18)	10.42	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(21)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(21)	10.44	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2014)

*(22)	10.46	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(18)	10.47	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(21)	10.48	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*	10.49	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2014)

*(21)	10.50	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(18)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(19)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(20)	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(23)	10.54	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(24)	10.55	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(24)	10.56	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(25)	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(18)	10.58	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(26)	10.59	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(20)	10.60	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(21)	10.61	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(27)	10.62	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(26)	10.63	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(27)	10.64	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(28)	10.65	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(23)	10.66	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(16)	10.67	Gilead Sciences, Inc. Corporate Bonus Plan

*(29)	10.68	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(30)	10.69	2014 Base Salaries for the Named Executive Officers

*(31)	10.70	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.71	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(13)	10.72	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.73	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(32)	10.74
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(17)	10.75	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

(33)	10.76
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

(34)	10.77	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(32)	10.78	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.79	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

(32)	10.80	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(36)	10.81	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(37)	10.82	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(38)	10.83	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(39)	10.84
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(40)	10.85	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(40)	10.86
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(41)	10.87	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(42)	10.88	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(42)	10.89	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(42)	10.90	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(42)	10.91	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(43)	10.92	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

(44)	10.93	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(45)	10.94	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

(44)	10.95	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

(46)	10.96	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(46)	10.97
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30, 1999

(47)	10.98	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(37)	10.99	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(48)	10.100	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

(42)	10.101	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

+	10.102	Third Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated June 18, 2014

(24)	10.103
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

(49)	10.104	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(36)	10.105	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

(50)	10.106	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

(38)	10.107	Amendment No. 1, dated October 30, 2012, to the Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)    Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 7, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(30)	Information is included in Registrant's Current Report on Form 8-K filed on January 29, 2014, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(43)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(44)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(45)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(46)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(47)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(50)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 4, 2014	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2014	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1
Underwriting Agreement, dated March 4, 2014, among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters listed in Schedule 1 thereto

†(2)	2.1	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

*(3)	3.1	Restated Certificate of Incorporation of Registrant

*(4)	3.2	Amended and Restated Bylaws of Registrant, as amended and restated on May 7, 2014

	4.1	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3

*(5)	4.2
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

*(12)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(13)	10.29	Gilead Sciences, Inc. 1991 Stock Option Plan, as amended through January 29, 2003

*(14)	10.30	Form of option agreements used under the 1991 Stock Option Plan

*(13)	10.31	Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan, as amended through January 30, 2002

*(15)	10.32	Form of option agreement used under the Gilead Sciences, Inc. 1995 Non-Employee Directors' Stock Option Plan

*(3)	10.33	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(16)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(17)	10.35	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(18)	10.36	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(19)	10.37	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(20)	10.38	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(17)	10.39	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(17)	10.40	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(17)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(18)	10.42	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(21)	10.43	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(21)	10.44	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*	10.45	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2014)

*(22)	10.46	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(18)	10.47	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(21)	10.48	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*	10.49	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2014)

*(21)	10.50	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(18)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(19)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(20)	10.53	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(23)	10.54	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(24)	10.55	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(24)	10.56	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(25)	10.57	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(18)	10.58	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(26)	10.59	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(20)	10.60	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(21)	10.61	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(27)	10.62	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(26)	10.63	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(27)	10.64	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(28)	10.65	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(23)	10.66	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(16)	10.67	Gilead Sciences, Inc. Corporate Bonus Plan

*(29)	10.68	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(30)	10.69	2014 Base Salaries for the Named Executive Officers

*(31)	10.70	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(14)	10.71	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(13)	10.72	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(19)	10.73	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

(32)	10.74
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

(17)	10.75	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

(33)	10.76
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

(34)	10.77	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(32)	10.78	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.79	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

(32)	10.80	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

(36)	10.81	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(37)	10.82	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(38)	10.83	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

(39)	10.84
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

(40)	10.85	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

(40)	10.86
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

(41)	10.87	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

(42)	10.88	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

(42)	10.89	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

(42)	10.90	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(42)	10.91	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

(43)	10.92	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

(44)	10.93	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(45)	10.94	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

(44)	10.95	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

(46)	10.96	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(46)	10.97
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30, 1999

(47)	10.98	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

(37)	10.99	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

(48)	10.100	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

(42)	10.101	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

+	10.102	Third Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated June 18, 2014

(24)	10.103
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

(49)	10.104	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

(36)	10.105	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

(50)	10.106	Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

(38)	10.107	Amendment No. 1, dated October 30, 2012, to the Purchase and Sale Agreement and Joint Escrow Instructions between Electronics for Imaging, Inc. and Registrant, dated July 18, 2012

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)    Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 7, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(30)	Information is included in Registrant's Current Report on Form 8-K filed on January 29, 2014, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(43)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(44)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(45)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(46)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(47)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(50)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

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