Form 10-Q
period 2014-09-30
GILEAD SCIENCES INC
filed 2014-11-05
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2014: 1,508,664,333

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, SOVALDI®, STRIBILD®, COMPLERA®, EVIPLERA®, TRUVADA®, VIREAD®, EMTRIVA®, TYBOST®, ZYDELIG®, HARVONI®, HEPSERA®, VITEKTA®, LETAIRIS®, RANEXA®, CAYSTON®, AMBISOME®, VOLIBRIS® and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM I.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$6,209,060	$2,112,806
Short-term marketable securities	107,266	18,756
Accounts receivable, net	2,850,367	2,100,286
Inventories	1,909,584	2,055,788
Deferred tax assets	384,588	330,530
Prepaid taxes	599,117	398,010
Prepaid expenses	234,802	165,652
Other current assets	267,247	91,925
Total current assets	12,562,031	7,273,753
Property, plant and equipment, net	1,509,796	1,166,181
Long-term portion of prepaid royalties	487,852	198,766
Long-term deferred tax assets	163,720	154,765
Long-term marketable securities	1,375,400	439,028
Intangible assets, net	11,306,547	11,900,106
Goodwill	1,171,561	1,169,023
Other long-term assets	267,486	195,163
Total assets	$28,844,393	$22,496,785

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,182,917	$1,255,914
Accrued government rebates	1,741,829	983,490
Accrued compensation and employee benefits	267,599	243,540
Income taxes payable	43,781	10,855
Other accrued liabilities	1,224,864	1,023,938
Deferred revenues	116,880	110,640
Current portion of long-term debt and other obligations, net	1,477,082	2,697,044
Total current liabilities	6,054,952	6,325,421
Long-term debt, net	7,933,040	3,938,708
Long-term income taxes payable	417,434	162,412
Long-term deferred tax liabilities	65,433	83,286
Other long-term obligations	482,542	178,626
Commitments and contingencies
Equity component of currently redeemable convertible notes	27,382	63,831
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600,000; shares issued and outstanding of 1,513,593 at September 30, 2014 and 1,534,414 at December 31, 2013	1,514	1,534
Additional paid-in capital	2,143,092	5,386,735
Accumulated other comprehensive income (loss)	173,962	(124,446)
Retained earnings	11,247,655	6,105,244
Total Gilead stockholders’ equity	13,566,223	11,369,067
Noncontrolling interest	297,387	375,434
Total stockholders’ equity	13,863,610	11,744,501
Total liabilities and stockholders’ equity	$28,844,393	$22,496,785
See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Product sales	$5,968,208	$2,709,652	$17,252,119	$7,760,505
Royalty, contract and other revenues	73,624	73,181	323,612	321,357
Total revenues	6,041,832	2,782,833	17,575,731	8,081,862
Costs and expenses:
Cost of goods sold	987,306	681,868	2,725,220	2,000,979
Research and development	630,466	546,244	1,809,368	1,567,778
Selling, general and administrative	944,837	406,860	2,106,515	1,186,147
Total costs and expenses	2,562,609	1,634,972	6,641,103	4,754,904
Income from operations	3,479,223	1,147,861	10,934,628	3,326,958
Interest expense	(103,366)	(73,949)	(281,639)	(233,744)
Other income (expense), net	(5,037)	5,777	(26,594)	2,222
Income before provision for income taxes	3,370,820	1,079,689	10,626,395	3,095,436
Provision for income taxes	646,557	294,473	2,029,060	824,892
Net income	2,724,263	785,216	8,597,335	2,270,544
Net loss attributable to noncontrolling interest	7,011	3,390	16,942	12,853
Net income attributable to Gilead	$2,731,274	$788,606	$8,614,277	$2,283,397
Net income per share attributable to Gilead common stockholders—basic	$1.80	$0.51	$5.64	$1.50
Shares used in per share calculation—basic	1,513,899	1,532,105	1,527,633	1,526,847
Net income per share attributable to Gilead common stockholders—diluted	$1.67	$0.47	$5.18	$1.35
Shares used in per share calculation—diluted	1,636,530	1,691,898	1,662,281	1,689,647

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$2,724,263	$785,216	$8,597,335	$2,270,544
Other comprehensive income:
Change in foreign currency translation gain (loss), net of tax	(10,031)	2,381	(3,062)	5,155
Available-for-sale securities:
Change in net unrealized gains (losses), net of tax impact of $(481), $2,182, $697 and $2,310	(831)	4,316	995	4,082
Reclassifications to net income, net of tax impact of $(29), $(38), $(253) and $(79)	(51)	(65)	(437)	(140)
Net change	(882)	4,251	558	3,942
Cash flow hedges:
Change in net unrealized gains (losses), net of tax impact of $6,462, $6,083, $6,288 and $2,504	223,886	(82,453)	256,772	(3,371)
Reclassifications to net income, net of tax impact of $(640), $(358), $(2,702) and $(610)	2,449	3,380	44,140	(2,181)
Net change	226,335	(79,073)	300,912	(5,552)
Other comprehensive income (loss)	215,422	(72,441)	298,408	3,545
Comprehensive income	2,939,685	712,775	8,895,743	2,274,089
Comprehensive loss attributable to noncontrolling interest	7,011	3,390	16,942	12,853
Comprehensive income attributable to Gilead	$2,946,696	$716,165	$8,912,685	$2,286,942

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities:
Net income	$8,597,335	$2,270,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	93,669	76,046
Amortization expense	680,950	140,699
Stock-based compensation expense	264,583	180,293
Excess tax benefits from stock-based compensation	(357,928)	(168,728)
Tax benefits from exercise and vesting of stock-based awards	360,336	169,916
Deferred income taxes	(67,061)	(12,400)
Change in fair value of contingent consideration	(4,119)	47,442
Other	54,791	45,116
Changes in operating assets and liabilities:
Accounts receivable, net	(826,970)	(226,308)
Inventories	100,828	(216,650)
Prepaid expenses and other assets	(428,969)	(111,199)
Accounts payable	(74,599)	23,131
Income taxes payable	135,672	(87,081)
Accrued liabilities	1,256,505	218,323
Deferred revenues	12,310	29,057
Net cash provided by operating activities	9,797,333	2,378,201

Investing Activities:
Purchases of marketable securities	(1,532,426)	(254,657)
Proceeds from sales of marketable securities	477,152	226,291
Proceeds from maturities of marketable securities	26,582	57,556
Acquisitions, net of cash acquired	—	(378,645)
Capital expenditures	(389,549)	(121,310)
Net cash used in investing activities	(1,418,241)	(470,765)

Financing Activities:
Proceeds from debt financing, net of issuance costs	3,965,446	—
Proceeds from convertible note hedges	1,629,483	1,257,869
Purchases of convertible note hedges	(26,249)	—
Proceeds from issuances of common stock	275,074	240,671
Repurchases of common stock	(3,348,477)	(182,259)
Repayments of debt and other long-term obligations	(2,859,872)	(2,224,782)
Payments to settle warrants	(4,092,758)	(1,039,695)
Excess tax benefits from stock-based compensation	357,928	168,728
Payment of contingent consideration	(98,346)	—
Contributions from (distributions to) noncontrolling interest	(61,105)	80,586
Net cash used in financing activities	(4,258,876)	(1,698,882)
Effect of exchange rate changes on cash and cash equivalents	(23,962)	(1,512)
Net change in cash and cash equivalents	4,096,254	207,042
Cash and cash equivalents at beginning of period	2,112,806	1,803,694
Cash and cash equivalents at end of period	$6,209,060	$2,010,736

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
Significant Accounting Policies, Estimates and Judgments
The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its significant accounting policies or estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.
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
As of September 30, 2014, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $587.2 million, of which $154.5 million were greater than 120 days past due and $52.0 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2014.

Branded Prescription Drug Fee
We, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of the Branded Prescription Drug (BPD) Fee, which is calculated based on select government sales during each calendar year as a percentage of total industry government sales. During the third quarter of 2014, the IRS issued final regulations which required manufacturers to recognize an additional year of expense, which for us resulted in a cumulative catch-up of $337 million within the quarter. The IRS is expected to communicate the final BPD fee amounts due for 2013 sales during the third quarter of 2015 and for 2014 sales during the third quarter of 2016. As of September 30, 2014, our BPD fee accrual totaled $343 million, of which $304 million was included in other long-term obligations on our Condensed Consolidated Balance Sheet.
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

The fair values of our convertible senior notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. The following table summarizes the carrying values and fair values of our convertible senior notes and senior unsecured notes (in thousands):

		September 30, 2014		December 31, 2013
Type of Borrowing	Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior	May 2014 Notes	$—	$—	$234,217	$783,651
Convertible Senior	May 2016 Notes	727,072	3,517,174	1,113,043	3,871,516
Senior Unsecured	April 2021 Notes	994,425	1,093,710	993,781	1,075,480
Senior Unsecured	December 2014 Notes	749,947	752,820	749,710	762,637
Senior Unsecured	December 2016 Notes	699,499	729,603	699,326	740,705
Senior Unsecured	December 2021 Notes	1,247,933	1,358,813	1,247,716	1,336,738
Senior Unsecured	December 2041 Notes	997,942	1,186,550	997,885	1,118,660
Senior Unsecured	April 2019 Notes	499,232	496,065	—	—
Senior Unsecured	April 2024 Notes	1,747,340	1,782,900	—	—
Senior Unsecured	April 2044 Notes	1,746,669	1,848,333	—	—
The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy previously defined (in thousands):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt securities:
Money market funds	$5,049,683	$—	$—	$5,049,683	$1,490,964	$—	$—	$1,490,964
Corporate debt securities	—	675,745	—	675,745	—	220,025	—	220,025
U.S. treasury securities	520,208	—	—	520,208	85,403	—	—	85,403
U.S. government agencies securities	—	131,417	—	131,417	—	93,350	—	93,350
Residential mortgage and asset-backed securities	—	151,287	—	151,287	—	46,941	—	46,941
Municipal debt securities	—	9,209	—	9,209	—	12,065	—	12,065
Total debt securities	5,569,891	967,658	—	6,537,549	1,576,367	372,381	—	1,948,748
Deferred compensation plan	52,261	—	—	52,261	44,461	—	—	44,461
Foreign currency derivative contracts	—	215,911	—	215,911	—	13,879	—	13,879
	$5,622,152	$1,183,569	$—	$6,805,721	$1,620,828	$386,260	$—	$2,007,088

Liabilities:
Contingent consideration	$—	$—	$94,899	$94,899	$—	$—	$263,760	$263,760
Foreign currency derivative contracts	—	3,696	—	3,696	—	99,057	—	99,057
Deferred compensation plan	52,261	—	—	52,261	44,461	—	—	44,461
	$52,261	$3,696	$94,899	$150,856	$44,461	$99,057	$263,760	$407,278

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
Level 3 Inputs
As of September 30, 2014 and December 31, 2013, the only assets or liabilities that were measured using Level 3 inputs were contingent consideration liabilities. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.
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
The potential contingent consideration payments required upon achievement of development or regulatory approval-based milestones related to our CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. (Calistoga) acquisitions range from no payment if none of the milestones are achieved to an estimated maximum of $254.0 million (undiscounted), of which we had accrued $47.4 million as of September 30, 2014 and $220.5 million as of December 31, 2013. In July 2014, upon receiving U.S. Food and Drug Administration (FDA) approval of Zydelig, certain regulatory approval-based milestones related to our Calistoga acquisition were met and as a result, we made contingent consideration payments totaling $175.0 million in the third quarter of 2014. The remainder of the contingent consideration liabilities as of September 30, 2014 and December 31, 2013 relate to potential future payments resulting from the acquisition of Arresto Biosciences, Inc. for royalty obligations on future sales once specified sales-based milestones are achieved.

The following table provides a rollforward of our contingent consideration liabilities, which are recorded as part of other accrued liabilities and other long-term obligations in our Condensed Consolidated Balance Sheets (in thousands):

Balance at December 31, 2013	$263,760
Milestone payments	(175,000)
Net changes in valuation	6,139
Balance at September 30, 2014	$94,899

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale debt securities recorded in cash and cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Money market funds	$5,049,683	$—	$—	$5,049,683	$1,490,964	$—	$—	$1,490,964
Corporate debt securities	676,599	474	(1,328)	675,745	219,242	885	(102)	220,025
U.S. treasury securities	520,243	250	(285)	520,208	85,337	94	(28)	85,403
U.S. government agencies securities	131,396	94	(73)	131,417	93,211	156	(17)	93,350
Residential mortgage and asset-backed securities	151,359	51	(123)	151,287	46,969	37	(65)	46,941
Municipal debt securities	9,175	34	—	9,209	12,009	56	—	12,065
Total	$6,538,455	$903	$(1,809)	$6,537,549	$1,947,732	$1,228	$(212)	$1,948,748
The following table summarizes the classification of the available-for-sale debt securities on our Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$5,054,883	$1,490,964
Short-term marketable securities	107,266	18,756
Long-term marketable securities	1,375,400	439,028
Total	$6,537,549	$1,948,748
Cash and cash equivalents in the table above exclude cash of $1.15 billion as of September 30, 2014 and $621.8 million as of December 31, 2013.
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2014
	Amortized Cost	Fair Value
Less than one year	$5,161,903	$5,162,149
Greater than one year but less than five years	1,366,482	1,365,350
Greater than five years but less than ten years	5,618	5,607
Greater than ten years	4,452	4,443
Total	$6,538,455	$6,537,549

The following table summarizes the gross realized gains and losses related to sales of marketable securities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross realized gains on sales	$164	$269	$865	$652
Gross realized losses on sales	$(84)	$(166)	$(175)	$(433)
The cost of securities sold was determined based on the specific identification method.
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Debt securities:
U.S. treasury securities	$(285)	$230,148	$—	$—	$(285)	$230,148
Corporate debt securities	(1,328)	494,142	—	—	(1,328)	494,142
Residential mortgage and asset-backed securities	(110)	100,094	(13)	811	(123)	100,905
U.S. government agencies securities	(73)	49,849	—	—	$(73)	$49,849
Total	$(1,796)	$874,233	$(13)	$811	$(1,809)	$875,044

December 31, 2013
Debt securities:
U.S. treasury securities	$(28)	$24,562	$—	$—	$(28)	$24,562
Corporate debt securities	(102)	37,076	—	1,505	(102)	38,581
Residential mortgage and asset-backed securities	(38)	19,563	(27)	6,731	(65)	26,294
U.S. government agencies securities	(17)	10,858	—	—	(17)	10,858
Total	$(185)	$92,059	$(27)	$8,236	$(212)	$100,295
We held a total of 317 securities as of September 30, 2014 and 40 securities as of December 31, 2013 that were in an unrealized loss position. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of September 30, 2014 and December 31, 2013, because we do not intend to sell these securities and we believe it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (loss) (OCI) within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at September 30, 2014 will be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2014 and 2013 are included within net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $5.56 billion at September 30, 2014 and $4.28 billion at December 31, 2013.
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

	September 30, 2014
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$179,891	Other accrued liabilities	$3,545
Foreign currency exchange contracts	Other long-term assets	36,016	Other long-term obligations	79
Total derivatives designated as hedges		215,907		3,624
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	4	Other accrued liabilities	72
Total derivatives not designated as hedges		4		72
Total derivatives		$215,911		$3,696

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$12,647	Other accrued liabilities	$85,541
Foreign currency exchange contracts	Other long-term assets	1,229	Other long-term obligations	13,299
Total derivatives designated as hedges		13,876		98,840
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	3	Other accrued liabilities	217
Total derivatives not designated as hedges		3		217
Total derivatives		$13,879		$99,057
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Derivatives designated as hedges:
Gains (losses) recognized in OCI (effective portion)	$230,348	$(83,528)	$263,060	$(867)
Gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$(1,810)	$(3,022)	$(41,439)	$2,791
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$(2,626)	$1,105	$(6,525)	$881
Derivatives not designated as hedges:
Gains (losses) recognized in other income (expense), net	$73,489	$(41,929)	$82,600	$(232)
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on our Condensed Consolidated Statements of Income. There were no material amounts recorded in other income (expense), net for the three and nine months ended September 30, 2014 and 2013 as a result of the discontinuance of cash flow hedges.
As of September 30, 2014 and December 31, 2013, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in thousands):

September 30, 2014
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$215,911	$—	$215,911	$(3,688)	$—	$212,223
Derivative liabilities	$(3,696)	$—	$(3,696)	$3,688	$—	$(8)

December 31, 2013
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$13,879	$—	$13,879	$(13,879)	$—	$—
Derivative liabilities	$(99,057)	$—	$(99,057)	$13,879	$—	$(85,178)

5.	INVENTORIES
Inventories are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$956,842	$1,049,403
Work in process	501,856	412,945
Finished goods	450,886	593,440
Total	$1,909,584	$2,055,788
The joint ventures formed by Gilead and BMS (See Note 7, Collaborative Arrangements), which are included in our Condensed Consolidated Financial Statements, held efavirenz active pharmaceutical ingredient in inventory. This efavirenz inventory was purchased from BMS at BMS's estimated net selling price of efavirenz and totaled $1.01 billion as of September 30, 2014 and $1.28 billion as of December 31, 2013.

6.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the carrying amount of our intangible assets (in thousands):

	September 30, 2014	December 31, 2013
Finite-lived intangible assets	$10,874,157	$11,325,751
Indefinite-lived intangible assets	432,390	574,355
Total intangible assets	$11,306,547	$11,900,106
Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in thousands):

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - sofosbuvir	$10,720,000	$582,609	$10,720,000	$58,261
Intangible asset - Ranexa	688,400	243,697	688,400	190,849
Other	454,995	162,932	305,795	139,334
Total	$11,863,395	$989,238	$11,714,195	$388,444
Upon FDA approval and commercial launch of Sovaldi in December 2013, we reclassified the in-process R&D related to sofosbuvir to finite-lived intangible assets. After receiving FDA approval in July 2014, we launched Zydelig and reclassified the in-process R&D related to idelalisib to finite-lived intangibles. Amortization expense related to finite-lived intangible assets are included primarily in cost of goods sold in our Condensed Consolidated Statements of Income which totaled $201.8 million and $600.8 million for the three and nine months ended September 30, 2014 and $21.3 million and $63.8 million for the three and nine months ended September 30, 2013. As of September 30, 2014, the estimated future amortization expense associated with our intangible assets for the remaining three months of 2014 and each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2014 (remaining three months)	$202,902
2015	817,060
2016	824,992
2017	829,435
2018	841,543
2019	806,386
Total	$4,322,318
Indefinite-Lived Intangible Assets
The following table summarizes our indefinite-lived intangible assets (in thousands):

	September 30, 2014	December 31, 2013
Indefinite-lived intangible asset - momelotinib (formerly CYT387)	$308,155	$362,700
Indefinite-lived intangible assets - other	117,000	266,200
	425,155	628,900
Foreign currency translation adjustment	7,235	(54,545)
Total	$432,390	$574,355

Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2013	$1,169,023
Foreign currency translation adjustment	2,538
Balance at September 30, 2014	$1,171,561

7.	COLLABORATIVE ARRANGEMENTS
From time to time, as a result of entering into strategic collaborations, we may hold investments in non-public companies. We review our interests in investee companies for consolidation and/or disclosure based on applicable guidance. For variable interest entities (VIEs), we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2014, we determined that certain of our investee companies are VIEs; however, other than with respect to our joint ventures with BMS, we are not the primary beneficiary and therefore do not consolidate these investees.
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
As of September 30, 2014 and December 31, 2013, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of September 30, 2014, total assets held by the joint venture were $2.26 billion and consisted primarily of cash and cash equivalents of $213.9 million, accounts receivable of $257.5 million and inventories of $1.77 billion; total liabilities were $1.47 billion and consisted primarily of accounts payable of $1.08 billion and other accrued expenses of $393.9 million. As of December 31, 2013, total assets held by the joint venture were $2.24 billion and consisted primarily of cash and cash equivalents of $245.7 million, accounts receivable of $275.3 million and inventories of $1.72 billion; total liabilities were $1.26 billion and consisted primarily of accounts payable of $915.4 million and other accrued expenses of $341.2 million. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets. Similarly, the assets held in the joint venture can be used only to settle obligations of the joint venture.
Europe
In 2007, Gilead Sciences Ireland Unlimited Company, our wholly-owned subsidiary in Ireland, formerly known as Gilead Sciences Limited, and BMS entered into a collaboration agreement with BMS which sets forth the terms and conditions under which we and BMS commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS's estimated net selling price of efavirenz in the European Territory. We are responsible for manufacturing, product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we and BMS promote Atripla. In general, the parties share revenues and out-of-pocket expenses in proportion to the net selling prices of the components of Atripla, Truvada and efavirenz.
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of September 30, 2014 and December 31, 2013, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.
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

8.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	September 30, 2014	December 31, 2013
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	$—	$234,217
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	727,072	1,113,043
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	994,425	993,781
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,947	749,710
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,499	699,326
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,933	1,247,716
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,942	997,885
Senior Unsecured	April 2019 Notes	March 2014	April 2019	2.05%	499,232	—
Senior Unsecured	April 2024 Notes	March 2014	April 2024	3.70%	1,747,340	—
Senior Unsecured	April 2044 Notes	March 2014	April 2044	4.80%	1,746,669	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	—	600,000
Total debt, net					9,410,059	6,635,678
Less current portion					1,477,019	2,696,970
Total long-term debt, net					$7,933,040	$3,938,708
Convertible Senior Notes
During the nine months ended September 30, 2014, our convertible senior notes due in May 2014 (May 2014 Notes) matured and a portion of our convertible senior notes due in May 2016 (May 2016 Notes) (together, the Notes) were converted. During the nine months ended September 30, 2014, we repaid $656.6 million of principal balance relating to the Notes. We also paid $1.60 billion in cash related to the conversion spread of the Notes, which represents the conversion value in excess of the principal amount, and received $1.60 billion in cash from the convertible note hedges related to the Notes.
As of September 30, 2014, the May 2016 Notes were classified as current given that their conversion criteria had been met. As a result, the related unamortized discount of $27.4 million was classified as equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheet.
During the third quarter of 2014, we exercised our option to settle in cash the warrants expiring in 2014 (the 2014 Warrants). As result, we paid $4.09 billion to settle the warrants as the market value of our common stock at the time of the exercise of the warrants exceeds their strike price. There were 55.5 million shares of our common stock underlying the 2014 Warrants, which had a strike price of $28.38 per share and expired during the 40 trading-day period commencing August 1, 2014 and ending on September 26, 2014. Because the warrants could have been settled, at our option, in cash or shares of our common stock, and the related contracts met all of the applicable criteria for equity classification, the settlement was recorded as a reduction of additional paid-in capital in our Condensed Consolidated Balance Sheet.

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
Credit Facility
During the first quarter of 2014, we repaid the remaining balance of $600.0 million that was outstanding under the revolving credit facility credit agreement. There were no amounts outstanding under the revolving credit facility credit agreement as of September 30, 2014.
We are required to comply with certain covenants under the credit agreement and note indentures and as of September 30, 2014, we were not in violation with any covenants.

9.	COMMITMENTS AND CONTINGENCIES
We are a party to various legal actions. The most significant of these are described below. It is not possible to determine the outcome of these matters, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss.
Litigation Related to Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (HCV). In December 2013, we received U.S. Food and Drug Administration (FDA) approval of sofosbuvir, now known commercially as Sovaldi. In October 2014, we also received approval of the fixed dose combination of ledipasvir and sofosbuvir (LDV/SOF), now known commercially as Harvoni. We own patents that claim sofosbuvir as a chemical entity and its metabolites. However, the existence of patents does not necessarily guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing sofosbuvir. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of sofosbuvir. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by sofosbuvir, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially-reasonable terms or at all. We cannot predict the ultimate outcome of the intellectual property claims related to sofosbuvir and may spend significant resources enforcing and defending our patents. Any range of loss cannot be estimated at this time.
Current legal proceedings of significance regarding sofosbuvir include:
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to a collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended in 2006. In March 2013, Roche served an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC. In the arbitration demand, Roche asserted that it had an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claimed that, because it had exclusive rights to sofosbuvir, it also had an exclusive license to a patent covering sofosbuvir, and that we infringed that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013. The arbitration hearing was held in June 2014. In August 2014, the arbitration panel determined that Roche failed to establish any of their claims and ruled in favor of us. As a result, Roche is not entitled to any damages or other relief.

Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128, a prodrug of a cytidine nucleoside analog that Pharmasset licensed to Roche. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trial and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application that led to Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware.
We believe the claims in the Idenix application involved in the First Idenix Interference, and similar U.S. and foreign patents claiming the same compounds and metabolites, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has now asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our U.S. Patent No. 7,429,572 in the First Idenix Interference, is invalid. A trial on these issues is scheduled to commence in January 2015 in Toronto.
We filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of sofosbuvir will infringe the Australian patent corresponding to the ‘600 patent. A trial on these issues is scheduled to commence in September 2015 in Sydney.
On March 12, 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom, Germany and France alleging that the commercialization of Sovaldi in those countries would infringe the respective national counterparts of the ‘489 patent. In the United Kingdom, a trial was held in October 2014 to determine the issues of infringement and validity of the Idenix United Kingdom patent. A decision is expected in the fourth quarter of 2014. In Germany, the court in Düsseldorf has ordered a hearing date of December 2, 2014 to determine the issue of infringement of the Idenix German patent. We do not have a trial date for the French lawsuit.
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
On June 9, 2014, Merck & Co. Inc. (Merck) and Idenix announced that the companies had entered into a definitive agreement under which Merck would acquire Idenix. While the acquisition of Idenix Pharmaceuticals, Inc. by Merck in August 2014 does not change our view of the lack of merit in the claims made by Idenix, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. The court has set a trial date of March 7, 2016 for this litigation.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 which purport to cover the use of a combination of LDV/SOF for the treatment of HCV. Gilead is aware that AbbVie has pending patent applications in other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of ledipasvir and sofosbuvir. Certain of those applications were filed before AbbVie’s patents. For this reason and others, we believe AbbVie’s patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February and March 2014, AbbVie responded to our lawsuit by filing two lawsuits also in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of LDV/SOF will infringe its patents. All of those lawsuits have been consolidated into a single action. AbbVie’s patents have not blocked or delayed the commercialization of our combination product in the United States, and we do not expect any foreign counterparts to block or delay the commercialization around the world.
Litigation with Generic Manufacturers
As part of the approval process for some of our products, the FDA granted us a New Chemical Entity (NCE) exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. We cannot predict the ultimate outcome of the foregoing actions and other litigation with generic manufacturers, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada and Viread in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.

Current legal proceedings of significance with some of our generic manufacturers include:
Mylan Inc. (Mylan)
In April 2014, we received notice that Mylan submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Mylan alleges that two of the patents associated with emtricitabine and one of our patents associated with the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Truvada. In June 2014, we filed a lawsuit against Mylan in U.S. District Court for the Northern District of West Virginia for infringement of our patents. In June 2014, we received notice that Mylan Inc. submitted petitions for Inter Partes Review (IPR) to the Board alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We are opposing Mylan’s petitions. We anticipate that the Board will issue a decision on whether to institute an IPR by December 2014. If the Board institutes an IPR, we anticipate a final decision by December 2015.
Apotex Corp. (Apotex)

In June 2014, we received notice that Apotex submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex's manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed a lawsuit against Apotex in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS.
Teva Pharmaceuticals (Teva)
In August 2012, Teva filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. In September 2013, a hearing on the consolidated requests for orders of prohibition in connection with all three of Teva’s ANDS filings to the Canadian Minister of Health (for Teva’s generic versions of Viread, Truvada, and Atripla) took place. In December 2013, the court issued our requested order prohibiting the Canadian Minister of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada, and Atripla products until expiry of our patent in July 2017. Teva appealed the decision of the court prohibiting the Minister of Heath from issuing the Notices of Compliance until expiry of our patent in July 2017. This decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Minister of Health should be prohibited from issuing the Notices of Compliance for Teva’s products. Separately, the court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for March 2015.
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

10.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program
During the third quarter of 2014, we completed the stock repurchase program authorized in January 2011 (2011 Program). We repurchased a total of $1.70 billion or 19.1 million shares of common stock during the three months ended September 30, 2014, and a total of $3.35 billion or 40.0 million shares of common stock during the nine months ended September 30, 2014. In May 2014, our Board of Directors authorized a new stock repurchase program of up to $5.00 billion of our common stock. As of September 30, 2014, there were no shares repurchased under this new program.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated OCI by component, net of tax (in thousands):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2013	$(45,860)	$11,907	$(90,493)	$(124,446)
Other comprehensive income (loss) before reclassifications	(3,062)	995	256,772	254,705
Amounts reclassified from accumulated other comprehensive income (loss)	—	(437)	44,140	43,703
Net current period other comprehensive income (loss)	(3,062)	558	300,912	298,408
Balance at September 30, 2014	$(48,922)	$12,465	$210,419	$173,962
Amounts reclassified for gains (losses) on cash flow hedges were recorded as part of product sales on our Condensed Consolidated Statements of Income. Amounts reclassified for unrealized gains (losses) on available-for-sale securities were recorded as part of other income (expense), net on our Condensed Consolidated Statements of Income.

11.	STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense included in our Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of goods sold	$2,726	$1,823	$7,933	$6,296
Research and development expenses	40,312	27,740	111,295	79,261
Selling, general and administrative expenses	56,298	33,010	145,466	94,736
Stock-based compensation expense included in total costs and expenses	99,336	62,573	264,694	180,293
Income tax effect	(18,075)	(15,997)	(48,098)	(47,958)
Stock-based compensation expense, net of tax	$81,261	$46,576	$216,596	$132,335

12.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
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
Our May 2013 Notes and May 2014 Notes matured and as a result, we have only included their impact for the periods they were outstanding on our net income per share calculations for the periods shown. Our common stock resulting from the assumed settlement of the conversion spread of the May 2013 Notes and May 2014 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price of $19.05 for the May 2013 Notes and $22.54 for the May 2014 Notes. Warrants related to our May 2013 Notes settled in August 2013 and as a result, we have only included their impact for the period they were outstanding on our net income per share calculation for the three and nine months ended September 30, 2013. The related warrants had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price of $26.95. Warrants related to our May 2014 Notes settled in

August and September 2014 and as a result, we have only included their impact for the period they were outstanding on our net income per share calculation for the three and nine months ended September 30, 2014. The related warrants had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price of $28.38.
We have excluded stock options to purchase approximately 1.1 million and 1.0 million weighted-average shares of our common stock that were outstanding during the three and nine months ended September 30, 2014, and approximately 0.1 million and 0.9 million weighted-average shares of our common stock that were outstanding during the three and nine months ended September 30, 2013. These shares were excluded in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to Gilead	$2,731,274	$788,606	$8,614,277	$2,283,397
Shares used in per share calculation - basic	1,513,899	1,532,105	1,527,633	1,526,847
Effect of dilutive securities:
Stock options and equivalents	31,727	38,575	33,769	39,085
Conversion spread related to the May 2013 Notes	—	—	—	5,268
Conversion spread related to the May 2014 Notes	—	24,335	3,138	27,435
Conversion spread related to the May 2016 Notes	27,178	33,873	29,633	30,587
Warrants related to the Convertible Notes	63,726	63,010	68,108	60,425
Shares used in per share calculation - diluted	1,636,530	1,691,898	1,662,281	1,689,647

13.	SEGMENT INFORMATION
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Antiviral products:
Sovaldi	$2,796,093	$—	$8,550,768	$—
Atripla	894,787	899,669	2,545,089	2,714,850
Truvada	875,454	813,652	2,441,764	2,321,673
Complera/Eviplera	330,263	210,736	880,460	547,608
Stribild	328,035	143,953	812,826	335,495
Viread	275,637	231,555	746,996	692,075
Harvoni	19,966	—	20,405	—
Other antiviral products	24,278	27,162	66,846	89,643
Total antiviral products	5,544,513	2,326,727	16,065,154	6,701,344
Letairis	146,415	135,072	414,016	381,436
Ranexa	132,510	115,815	366,084	318,698
AmBisome	98,108	97,812	284,995	258,224
Zydelig	5,862	—	5,862	—
Other products	40,800	34,226	116,008	100,803
Total product sales	$5,968,208	$2,709,652	$17,252,119	$7,760,505

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
AmerisourceBergen Corp.	23%	15%	25%	13%
McKesson Corp.	24%	16%	24%	16%
Cardinal Health, Inc.	15%	16%	13%	18%

14.	INCOME TAXES
Our income tax rates of 19.2% and 19.1% for the three and nine months ended September 30, 2014, differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible Branded Prescription Drug Fee, also known as the pharmaceutical excise tax, and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
As of September 30, 2014, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $12.0 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.
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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Our portfolio of marketed products includes Sovaldi®, Harvoni®, Stribild®, Complera®/Eviplera®, Atripla®, Truvada®, Viread®, Vitekta®, Tybost®, Zydelig®, Hepsera®, Emtriva®, Letairis®, Ranexa®, AmBisome®, Cayston® and Tamiflu®. We have U.S. and international commercial sales operations, with marketing subsidiaries in North and South America, Europe and Asia-Pacific. We also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
We continued to advance our product pipeline across our therapeutic areas. Recent key announcements made include:

Antiviral Program

•
Approval by the U.S. Food and Drug Administration (FDA) of Harvoni, the first once-daily single tablet regimen for the treatment of chronic HCV genotype 1 infection in adults. Harvoni combines the NS5A inhibitor ledipasvir with the nucleotide analog polymerase inhibitor sofosbuvir, approved under the tradename Sovaldi in December 2013.

•	The Committee for Medicinal Products for Human Use, the scientific committee of the European Medicines Agency, adopted a positive opinion on our marketing authorization application for Harvoni.

•
Announced topline results from two Phase 3 clinical trials, which demonstrated that an investigational once-daily single tablet regimen containing tenofovir alafenamide (TAF) for the treatment of HIV-1 infection in treatment-naïve adults met their primary objectives. The studies demonstrated that the single tablet regimen comprising elvitegravir, cobicistat, emtricitabine and TAF (E/C/F/TAF), was non-inferior to Stribild based on the proportion of patients with HIV RNA levels (viral load) of less than 50 copies/mL at 48 weeks of therapy. In addition, E/C/F/TAF demonstrated more favorable renal and bone safety compared to Stribild.

•
Submitted a new drug application to Japan's Pharmaceutical and Medical Devices Agency for approval of our fixed-dose combination of ledipasvir and sofosbuvir for the treatment of chronic genotype 1 HCV infection in adults. If approved, the fixed-dose combination would simplify HCV treatment for genotype 1 patients in Japan to one daily tablet, eliminating the need for interferon and ribavirin.

•
Announced that non-exclusive licensing agreements have been signed with India-based generic pharmaceutical manufacturers to expand access to our chronic HCV medicines in developing countries. The agreements allow the companies to manufacture sofosbuvir and the fixed-dose combination of ledipasvir and sofosbuvir for distribution in 91 developing countries.

•
Announced a new agreement with the Medicines Patent Pool (MPP) to expand access to TAF for HIV and hepatitis B, contingent on the medicine's U.S. regulatory approval. Under the agreement, the MPP can sub-license TAF to generic drug companies in India and China, who may manufacture and distribute it in 112 developing countries.

Oncology Program

•
Received FDA approval for Zydelig for the treatment of three B-cell blood cancers. Zydelig is indicated in combination with rituximab for patients with relapsed chronic lymphocytic leukemia (CLL) for whom rituximab alone would be considered appropriate therapy and as monotherapy for patients with relapsed follicular lymphoma (FL) and small lymphocytic lymphoma (SLL) who have received at least two prior systemic therapies.

•
The European Commission granted marketing authorization for Zydelig for CLL and FL. For the treatment of CLL, Zydelig has been approved for use in combination with rituximab for patients who have received at least one prior therapy; or as first-line treatment in the presence of 17p deletion or TP53 mutation in patients unsuitable for chemo-immunotherapy. For the treatment of FL, Zydelig has been approved as a monotherapy in patients who are refractory to two prior lines of treatment.

Cardiovascular Program

•
Announced positive results from the AMBITION study (a randomized, double-blind, multicenter study of first-line combination therapy with AMBrIsentan and Tadalafil in patients with pulmonary arterial hypertensION), which was conducted in collaboration with GlaxoSmithKline plc. In AMBITION, first-line treatment of pulmonary arterial hypertension with the combination of ambrisentan 10 mg and tadalafil 40 mg reduced the risk of clinical failure by 50 percent compared to the pooled ambrisentan and tadalafil monotherapy arm. The combination was also statistically significant versus the individual ambrisentan and tadalafil monotherapy groups for the primary endpoint.

Financial Highlights
During the third quarter of 2014, total revenues increased to $6.04 billion, compared to $2.78 billion in the third quarter of 2013, driven primarily by sales of Sovaldi and growth of our HIV single tablet regimens, Stribild and Complera/Eviplera. Sales of Sovaldi were $2.80 billion for the three months ended September 30, 2014. Sovaldi was approved in the United States in December 2013 and in the European Union in January 2014. Sovaldi is now available in 40 countries.
Research and development (R&D) expenses increased 15% to $630.5 million for the third quarter of 2014 compared to the same period in 2013 due primarily to the progression and expansion of our clinical studies. Selling, general and administrative (SG&A) expenses increased 132% to $944.8 million for the third quarter of 2014 compared to the same period in 2013 due primarily to a cumulative catch-up of $337.0 million related to the non-tax deductible Branded Prescription Drug Fee as final regulations in the Affordable Care Act were issued during the third quarter of 2014. SG&A expense increases also reflect costs to support our business expansion related primarily to Sovaldi, Zydelig and Harvoni.
Net income attributable to Gilead for the third quarter of 2014 increased to $2.73 billion or $1.67 per diluted share, compared to the same period in 2013, due primarily to the launch of Sovaldi, partially offset by the increase in R&D and SG&A expenses.

As of September 30, 2014, our cash, cash equivalents and marketable securities totaled $7.69 billion. During the third quarter of 2014, we generated $4.04 billion of operating cash flows, repurchased $1.70 billion of common stock and paid $4.09 billion to settle the warrants related to our May 2014 convertible senior notes.
Results of Operations
Total Revenues
Total revenues include product sales and royalty, contract and other revenues. Total revenues for the three months ended September 30, 2014 were $6.04 billion, compared to $2.78 billion for the same period in 2013. Total revenues for the nine months ended September 30, 2014 were $17.58 billion, compared to $8.08 billion for the same period in 2013. Increases in total revenues for both periods were driven by growth in product sales resulting primarily from the launch of Sovaldi.
Product Sales
Total product sales were $5.97 billion for the three months ended September 30, 2014, an increase of 120% compared to the same period in 2013. Total product sales were $17.25 billion for the nine months ended September 30, 2014, an increase of 122% compared to the same period in 2013. Increases in product sales for both periods were primarily driven by increases in antiviral product sales which totaled $5.54 billion and $16.07 billion for the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, approximately 30% of our product sales were generated outside of the United States and as a result, we face exposure to adverse movements in foreign currency exchange rates, primarily in Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had a favorable impact of $37.8 million and $68.2 million on our product sales for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.
Product sales in the United States increased by 152% to $4.21 billion and 169% to $12.65 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due primarily to sales of Sovaldi and increases in sales of Stribild and Complera.
Product sales in Europe increased by 74% to $1.44 billion and 53% to $3.76 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due primarily to sales of Sovaldi and increases in sales of Stribild and Eviplera. In light of the continued fiscal and debt crises experienced by several countries in the European Union, several governments have announced or implemented measures to manage healthcare expenditures. We continue to experience pricing pressure such as increases in the amount of discounts required on our products and delayed reimbursement which could negatively impact our future product sales and results of operations. Foreign currency exchange, net of hedges, had a favorable impact of $41.0 million and $83.7 million on our European product sales for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.
The following table summarizes the period over period changes in our product sales:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Antiviral products:
Sovaldi	$2,796,093	$—	—	$8,550,768	$—	—
Atripla	894,787	899,669	(1)%	2,545,089	2,714,850	(6)%
Truvada	875,454	813,652	8%	2,441,764	2,321,673	5%
Complera/Eviplera	330,263	210,736	57%	880,460	547,608	61%
Stribild	328,035	143,953	128%	812,826	335,495	142%
Viread	275,637	231,555	19%	746,996	692,075	8%
Harvoni	19,966	—	—	20,405	—	—
Other antiviral products	24,278	27,162	(11)%	66,846	89,643	(25)%
Total antiviral products	5,544,513	2,326,727	138%	16,065,154	6,701,344	140%
Letairis	146,415	135,072	8%	414,016	381,436	9%
Ranexa	132,510	115,815	14%	366,084	318,698	15%
AmBisome	98,108	97,812	—%	284,995	258,224	10%
Zydelig	5,862	—	—	5,862	—	—
Other products	40,800	34,226	19%	116,008	100,803	15%
Total product sales	$5,968,208	$2,709,652	120%	$17,252,119	$7,760,505	122%

Antiviral Products
Antiviral product sales increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due primarily to the launch of Sovaldi and increased sales of Stribild and Complera/Eviplera. Following is additional discussion of our results by product:

•	Sovaldi
For the three and nine months ended September 30, 2014, sales of Sovaldi were $2.80 billion and $8.55 billion, respectively. Sovaldi sales accounted for 50% and 53% of our total antiviral product sales for the three and nine months ended September 30, 2014. Sovaldi sales in the United States were $2.20 billion and $7.33 billion for the three and nine months ended September 30, 2014. Sovaldi sales in Europe were $523.5 million and $1.09 billion for the three and nine months ended September 30, 2014. Since its launch in December 2013, we estimate approximately 117,000 patients in the United States and Europe have begun treatment for HCV with Sovaldi. While Sovaldi has received regulatory approval in the European Union, pricing and reimbursement is obtained on a country-by-country process, with some countries completing the process more quickly than others. Sovaldi is now available in 40 countries. We continue to work with local authorities to gain reimbursement for the product. Product sales related to Harvoni in the table above for the three and nine months ended September 30, 2014 represent early access sales in Europe as part of a defined use program. Harvoni was commercially approved in the United States on October 10, 2014.
While we believe the sales of Sovaldi for the three and nine months ended September 30, 2014 are indicative of significant unmet medical need, current period results may not be indicative of future results. Future results are difficult to estimate as demand for our HCV products will depend on a number of factors. For example, on a sequential basis, Sovaldi sales decreased by $684.2 million or 20% in the third quarter of 2014 when compared to the second quarter of 2014. We believe this decline may be indicative of physicians holding off initiation of treatment in anticipation of the launch of Harvoni or another competitor's all-oral regimen for the treatment of genotype 1 HCV. Also, pricing pressures could influence private and public payers' decisions to list Sovaldi or Harvoni on formulary or limit the types of patients for whom coverage will be provided, thus impacting future demand for Sovaldi or Harvoni.

•	Atripla
Atripla sales accounted for 16% of our total antiviral product sales for both the three and nine months ended September 30, 2014, respectively, and decreased by 1% and 6% compared to the same periods in 2013, due primarily to declines in volume as doctors prescribed newer treatments such as Complera/Eviplera and Stribild. The efavirenz component of Atripla, which has a gross margin of zero, comprised $328.7 million and $929.6 million of our Atripla sales for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, the efavirenz component of Atripla comprised $334.7 million and $1.01 billion of our Atripla sales.
A generic version of Bristol-Myers Squibb Company's Sustiva (efavirenz), a component of our Atripla, was made available in Canada and Europe during 2013 and will be made available in the United States in December 2017. While we have observed some pricing pressure related to the efavirenz component of our Atripla sales, we have not yet observed any meaningful splitting of the Atripla single tablet regimen.

•	Truvada
Truvada sales accounted for 16% and 15% of our total antiviral product sales for the three and nine months ended September 30, 2014, respectively. Truvada sales increased by 8% for the three months ended September 30, 2014 compared to the same period in 2013 and increased by 5% for the nine months ended September 30, 2014 compared to the same period in 2013, due primarily to an increase in the average net selling price during the first quarter of 2014.

•	Complera/Eviplera
Complera/Eviplera sales increased by 57% and 61% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due primarily to increased sales volume in Europe and the United States.

•	Stribild
Sales of Stribild increased by 128% and 142% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due primarily to increased sales volume in the United States and Europe. Stribild was approved in the United States in August 2012 and in Europe in May 2013.

Cardiovascular Products
Cardiovascular product sales, which include Letairis and Ranexa, increased 11% during both the three and nine months ended September 30, 2014, compared to the same periods in 2013 due primarily to increased sales volume.
Royalty, Contract and Other Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Royalty, contract and other revenues	$73,624	$73,181	1%	$323,612	$321,357	1%
Royalty, contract and other revenues remained constant for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The majority of our royalties are recognized in the quarter following the quarter in which the corresponding product sales occur.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period over period changes in our product sales, cost of goods sold and product gross margin:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Total product sales	$5,968,208	$2,709,652	120%	$17,252,119	$7,760,505	122%
Cost of goods sold	$987,306	$681,868	45%	$2,725,220	$2,000,979	36%
Product gross margin	83%	75%		84%	74%
Product gross margins were 83% and 84% for the three and nine months ended September 30, 2014, respectively, compared to 75% and 74% for the same periods in 2013. The increases were driven primarily by changes in product mix, primarily following the launch of Sovaldi, partially offset by amortization of the intangible asset related to sofosbuvir following the approval and commercial launch of Sovaldi.
Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Research and development expenses	$630,466	$546,244	15%	$1,809,368	$1,567,778	15%
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
R&D expenses for the three months ended September 30, 2014 increased by $84.2 million or 15% compared to the same period in 2013 due primarily to an increase of $52.2 million in personnel and infrastructure expenses to support the progression of clinical study activity, primarily in the oncology and HIV areas, geographic expansion and marketed product support.
R&D expenses for the nine months ended September 30, 2014 increased by $241.6 million or 15% compared to the same period in 2013 due primarily to $123.1 million related to the progression of clinical study activity, primarily in the oncology and HIV areas, and $115.2 million related to personnel and infrastructure expenses to support our ongoing clinical study activity, geographic expansion and marketed product support. We expect R&D expenses to increase through the remainder of 2014 to support the expansion of our clinical studies in various therapeutic areas including HCV, HIV, and oncology.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Selling, general and administrative expenses	$944,837	$406,860	132%	$2,106,515	$1,186,147	78%
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
SG&A expenses for the three months ended September 30, 2014 increased by $538.0 million or 132% compared to the same period in 2013 due primarily to a cumulative catch-up of $337.0 million related to the non-tax deductible Branded Prescription Drug (BPD) Fee, also known as the pharmaceutical excise tax, as final regulations in the Affordable Care Act were issued during the third quarter of 2014 and an increase in headcount related and other expenses of $148.5 million to support our ongoing growth, including the expansion of our business related to Sovaldi, Zydelig and Harvoni.
In July 2014, the Internal Revenue Service (IRS) issued final regulations related to the BPD fee that indicate that an entity’s obligation to pay its portion of the fee in any given calendar year is triggered by the qualifying sales in the previous year, instead of the first qualifying sale in the current calendar year. As a result of the final IRS regulations, during the third quarter of 2014, we were required to:

•
Accelerate recognition of $32.5 million previously recorded as an asset in accordance with the guidance in Accounting Standard Codification (ASC 720-50) - Other Expenses-Fees Paid to the Federal Government by Pharmaceutical Manufacturers and Health Insurers;

•	Recognize a catch-up of $304.5 million reflective of our estimate of the fee payable based on the qualifying sales for the first nine months of 2014.

Going forward we will continue to accrue our estimate of the BPD fee as the related sales occur.
SG&A expenses for the nine months ended September 30, 2014 increased by $920.4 million or 78% compared to the same period in 2013 due primarily to an increase in headcount related and other expenses of $410.9 million to support our ongoing growth, including the expansion of our business related to Sovaldi, Zydelig and Harvoni. Included in the increase is the $337.0 million cumulative catch-up related to the BPD fee. We estimate that our portion of the BPD fee will be in the range of $550.0 million to $570.0 million in 2014 compared to approximately $110 million in 2013. Excluding the BPD fee, we expect SG&A expenses to increase through the remainder of 2014 to support our ongoing growth.
Interest Expense
Interest expense for the three months ended September 30, 2014 was $103.4 million, an increase of $29.4 million compared to the same period in 2013. Interest expense for the nine months ended September 30, 2014 was $281.6 million, an increase of $47.9 million compared to the same period in 2013. The increases for both periods were primarily a result of the March 2014 issuance of our senior unsecured notes due in April 2019 (April 2019 Notes), April 2024 (April 2024 Notes) and April 2044 (April 2044 Notes).
Other Income (Expense), Net
Other income (expense), net was not significant for the three and nine months ended September 30, 2014 and 2013.
Provision for Income Taxes
Our provision for income taxes was $646.6 million and $2.03 billion for the three and nine months ended September 30, 2014, respectively, compared to $294.5 million and $824.9 million for the same periods in 2013, respectively. Our effective tax rates were 19.2% and 19.1% for the three and nine months ended September 30, 2014, respectively, compared to 27.3% and 26.6% for the same periods in 2013, respectively. The effective tax rates for the three and nine months ended September 30, 2014 were lower than the effective tax rates for the same periods in 2013 due primarily to higher earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, offset by the expiration of the federal research tax credit as of December 31, 2013, the non tax deductible BPD fee and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit.
The effective tax rates for the three and nine months ended September 30, 2014 differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible BPD fee and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented:

(In thousands)	September 30, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$7,691,726	$2,570,590
Working capital	$6,507,079	$948,332

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Cash provided by (used in):
Operating activities	$9,797,333	$2,378,201
Investing activities	$(1,418,241)	$(470,765)
Financing activities	$(4,258,876)	$(1,698,882)
Cash, Cash Equivalents and Marketable Securities
As of September 30, 2014, cash, cash equivalents and marketable securities totaled $7.69 billion, an increase of $5.12 billion or 199% from December 31, 2013. During the nine months ended September 30, 2014, we generated $9.80 billion in cash flows from operations; received $3.97 billion from the issuance of senior unsecured notes in March 2014; repaid $1.26 billion in debt, net of amounts received from convertible note hedges; repurchased $3.35 billion of common stock; and paid approximately $4.09 billion to settle the warrants related to our May 2014 convertible senior notes, which were retired in May 2014.
Of the total cash, cash equivalents and marketable securities at September 30, 2014, approximately $6.89 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $6.51 billion at September 30, 2014. The increase of $5.56 billion in working capital from December 31, 2013 was driven primarily by positive cash flows from operations and an increase in cash and cash equivalents due to the issuance of senior unsecured notes in March 2014, partially offset by cash paid to settle convertible senior notes and the warrants related to the May 2014 convertible senior notes, repayment of our bank debt, and repurchases of common stock.
Cash Provided by Operating Activities
Cash provided by operating activities was $9.80 billion for the nine months ended September 30, 2014 and consisted primarily of net income of $8.60 billion, adjusted for non-cash items such as $774.6 million of depreciation and amortization expenses, $264.6 million for stock-based compensation expense and $174.8 million of net cash outflow related to changes in operating assets and liabilities.
Cash provided by operating activities was $2.38 billion for the nine months ended September 30, 2013 and consisted primarily of net income of $2.27 billion, adjusted for non-cash items such as $216.7 million of depreciation and amortization expenses and $180.3 million of stock-based compensation expenses. This was partially offset by $370.7 million of net cash outflow related to changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2014 was $1.42 billion, consisting primarily of $1.03 billion in net purchases of marketable securities and $389.5 million in capital expenditures related to the expansion of our business.
Cash used in investing activities for the nine months ended September 30, 2013 was $470.8 million, consisting primarily of $378.6 million used in our acquisition of YM BioSciences Inc., net of the cash acquired.

Cash Used in Financing Activities
Cash used in financing activities for the nine months ended September 30, 2014 was $4.26 billion, consisting primarily of $1.26 billion used to repay debt, net of amounts received from convertible note hedges; $3.35 billion used to repurchase common stock under our stock repurchase program; and $4.09 billion to settle the warrants related to our convertible senior notes that were retired in May 2014 (May 2014 Notes). These payments were primarily offset by $3.97 billion in net proceeds from the issuance of our April 2019 Notes, April 2024 Notes and April 2044 Notes.
Cash used in financing activities for the nine months ended September 30, 2013 was $1.70 billion, driven primarily by $2.22 billion used to repay debt financing which includes the maturity of our convertible senior notes due in May 2013 (May 2013 Notes), the conversions of our May 2014 Notes and convertible senior notes due in May 2016 (May 2016 Notes) and $1.04 billion for the warrants related to our May 2013 Notes that settled in August 2013. This cash used was partially offset by net proceeds of $1.26 billion related to our convertible note hedges and proceeds of $240.7 million from issuances of common stock under our employee stock plans.
Long-Term Obligations
The following is a summary of our borrowings under various financing arrangements (in thousands):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	September 30, 2014	December 31, 2013
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	$—	$234,217
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	727,072	1,113,043
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	994,425	993,781
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	749,947	749,710
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	699,499	699,326
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,247,933	1,247,716
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	997,942	997,885
Senior Unsecured	April 2019 Notes	March 2014	April 2019	2.05%	499,232	—
Senior Unsecured	April 2024 Notes	March 2014	April 2024	3.70%	1,747,340	—
Senior Unsecured	April 2044 Notes	March 2014	April 2044	4.80%	1,746,669	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	—	600,000
Total debt, net					9,410,059	6,635,678
Less current portion					1,477,019	2,696,970
Total long-term debt, net					$7,933,040	$3,938,708
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
Convertible Senior Notes
During the nine months ended September 30, 2014, our May 2014 Notes matured and a portion of our May 2016 Notes (together, the Notes) was converted. During the nine months ended September 30, 2014, we repaid $656.6 million of principal balance relating to the Notes. We also paid $1.60 billion in cash related to the conversion spread of the Notes, which represents the conversion value in excess of the principal amount, and received $1.60 billion in cash from the convertible note hedges related to the Notes.
During the third quarter of 2014, we exercised our option to settle in cash the warrants expiring in 2014 (the 2014 Warrants). As result, we paid $4.09 billion to settle the warrants as the market value of our common stock at the time of the exercise of the warrants exceeds their strike price. There were 55.5 million shares of our common stock underlying the 2014 Warrants, which had a strike price of $28.38 per share and expired during the 40 trading-day period commencing August 1, 2014 and ending on September 26, 2014. Because the warrants could have been settled, at our option, in cash or shares of our common stock, and the related contracts met all of the applicable criteria for equity classification, the settlement was recorded as a reduction of additional paid-in capital in our Condensed Consolidated Balance Sheet.

As of September 30, 2014, the May 2016 Notes were classified as current given that their conversion criteria had been met. As a result, the related unamortized discount of $27.4 million was classified as equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheet.

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
Credit Facility
During the first quarter of 2014, we repaid the remaining balance of $600.0 million that was outstanding under the revolving credit facility credit agreement. There were no amounts outstanding under the revolving credit facility credit agreement as of September 30, 2014.
We are required to comply with certain covenants under the credit agreement and note indentures and as of September 30, 2014, we were not in violation with any covenants.
Stock Repurchase Program
Under our stock repurchase program authorized in January 2011 (2011 Program), we repurchased a total of $1.70 billion or 19.1 million shares of common stock during the three months ended September 30, 2014, and a total of $3.35 billion or 40.0 million shares of common stock during the nine months ended September 30, 2014. In May 2014, our Board of Directors authorized a new stock repurchase program of up to $5.00 billion of our common stock (2014 Program) through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated transactions or other means. This new program expires three years after the completion of the 2011 Program. We began repurchases under our 2014 Program in October 2014. We intend to use the additional authorization to repurchase shares opportunistically and to offset the dilution created by shares issued under employee stock plans.
Critical Accounting Policies, Estimates and Judgments
We, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of the Branded Prescription Drug (BPD) Fee, which is calculated based on select government sales during each calendar year as a percentage of total industry government sales. During the third quarter of 2014, the IRS issued final regulations which required manufacturers to recognize an additional year of expense, which for us resulted in a cumulative catch-up of $337 million within the quarter. The IRS is expected to communicate the final BPD fee amounts due for 2013 sales during the third quarter of 2015 and for 2014 sales during the third quarter of 2016. As of September 30, 2014, our BPD fee accrual totaled $343 million, of which $304 millions was included in other long-term obligations on our Condensed Consolidated Balance Sheet.
There have been no other changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
There have been no material changes in our market risk during the nine months ended September 30, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.
As of September 30, 2014, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $587.2 million, of which $154.5 million were past due greater than 120 days and $52.0 million were past due greater than 365 days. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2014. However, we will continue to monitor the European economic environment for collectability issues related to our outstanding receivables.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2014 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2014.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation Related to Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (HCV). In December 2013, we received U.S. Food and Drug Administration (FDA) approval of sofosbuvir, now known commercially as Sovaldi. In October 2014, we also received approval of the fixed dose combination of ledipasvir and sofosbuvir (LDV/SOF), now known commercially as Harvoni. We have received a number of contractual and intellectual property claims regarding sofosbuvir. We have carefully considered these claims both prior to and following the acquisition and believe they are without merit.
We own patents that claim sofosbuvir as a chemical entity and its metabolites. However, the existence of patents does not necessarily guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing sofosbuvir. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of sofosbuvir. We cannot predict the ultimate outcome of contractual and intellectual property claims related to sofosbuvir, and we have and may continue spend significant resources enforcing and defending these patents.
If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by sofosbuvir, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially-reasonable terms or at all.
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to a collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended in 2006. In March 2013, Roche served an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC. In the arbitration demand, Roche asserted that it had an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claimed that, because it had exclusive rights to sofosbuvir, it also had an exclusive license to a patent covering sofosbuvir, and that we infringed that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013. The arbitration hearing was held in New York in June 2014. In August 2014, the arbitration panel determined that Roche failed to establish any of their claims and ruled in favor of us. As a result, Roche is not entitled to any damages or other relief.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128, a prodrug of a cytidine nucleoside analog that Pharmasset licensed to Roche. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trial and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application that led to Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware. If either or both of the Board’s decisions are reversed on appeal and the court determines that Idenix is entitled to their patent claims, and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in the United States. A decision by the District Court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).

We believe the claims in the Idenix application involved in the First Idenix Interference, and similar U.S. and foreign patents claiming the same compounds and metabolites, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has now asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our U.S. Patent No. 7,429,572 in the First Idenix Interference, is invalid. A trial on these issues is scheduled to commence in January 2015 in Toronto.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572 patent. The trial was held in November 2013. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Additionally, the Norwegian court ordered Idenix to pay us over $2.0 million in attorney fees as the losing party to the litigation. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal. The appeal from the March 2014 decision is scheduled to commence in December 2015.
In August 2013 and April 2014, Idenix filed two separate requests for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7,429,572 patent. In August 2014 Idenix withdrew its invalidation requests and the Chinese proceedings were terminated with our challenged patent remaining valid and enforceable.
We filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of sofosbuvir will infringe the Australian patent corresponding to the ‘600 patent. A trial on these issues is scheduled to commence in September 2015 in Sydney.
On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom, Germany and France alleging that the commercialization of Sovaldi in those countries would infringe the respective national counterparts of the ‘489 patent. In the United Kingdom, a trial was held in October 2014 to determine the issues of infringement and validity of the Idenix United Kingdom patent. A decision is expected in the fourth quarter of 2014. In Germany, the court in Düsseldorf has ordered a hearing date of December 2, 2014 to determine the issue of infringement of the Idenix German patent. We do not have a trial date for the French lawsuit.
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
Idenix was acquired by Merck & Co., Inc. (Merck) in August 2014. While the acquisition does not change our view of the lack of merit in the claims made by Idenix, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC. The court has set a trial date of March 7, 2016 for this litigation.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 which purport to cover the use of a combination of LDV/SOF for the treatment of HCV. Gilead is aware that AbbVie has pending patent applications in other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of ledipasvir and sofosbuvir. Certain of those applications were filed before AbbVie’s patents. For this reason and others, we believe AbbVie’s patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February and March 2014, AbbVie responded to our lawsuit by filing two lawsuits also in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of LDV/SOF will infringe its patents. All of those lawsuits have been consolidated into a single action. AbbVie’s patents have not blocked or delayed the commercialization of our combination product in the United States, and we do not expect any foreign counterparts to block or delay the commercialization around the world. If a court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC.
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
In July 2012, we received notice that Lupin Limited (Lupin) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Lupin alleges that four patents associated with emtricitabine and four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of a fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In August 2012, we filed two lawsuits against Lupin in U.S. District Court for the Southern District of New York for infringement of our patents. In October 2012, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Viread. In the notice, Lupin alleges that four patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of tenofovir disoproxil fumarate. In October 2012, we filed a lawsuit against Lupin in U.S. District Court for the Southern District of New York for infringement of our patents. In May 2014, Lupin amended its ANDAs to certify that it is no longer seeking approval to market generic versions of Truvada and Viread prior to the expiration of the four patents associated with tenofovir disoproxil fumarate in January 2018 (including pediatric exclusivity). As a result, in May 2014, the District Court granted Gilead and Lupin's Joint Motion for Order of Dismissal in our patent infringement lawsuit against Lupin for the tenofovir disoproxil fumarate patents. In September 2014, we reached agreement with Lupin to settle the lawsuit related to the emtricitabine patents that protect Truvada and Atripla. Terms of the settlement are confidential.

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
In June 2014, we received notice that Mylan Inc. submitted petitions for Inter Partes Review (IPR) to the Board alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We are opposing Mylan’s petitions. We anticipate that the Board will issue a decision on whether to institute an IPR by December 2014. If the Board institutes an IPR, we anticipate a final decision by December 2015. Either party can appeal a decision of the Board to the CAFC. If Mylan is successful in invalidating our patents, generic companies will be able to launch a generic version of our Viread product prior to the expiry of our patents.
In June 2014, we received notice that Apotex Inc. (Apotex) submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex's manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed a lawsuit against Apotex in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS.
Ranolazine
In June 2010, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of sustained-release ranolazine. In the notice, Lupin alleged that ten of the patents associated with Ranexa are invalid, unenforceable and/or will not be infringed by Lupin's manufacture, use or sale of a generic version of Ranexa. In July 2010, we filed a lawsuit against Lupin in U.S. District Court for the District of New Jersey for infringement of certain Ranexa patents challenged by Lupin. The trial took place in April and May 2013. In August 2013, the parties reached agreement to settle the patent litigation prior to issuance of the court’s decision. Under the agreement, Lupin would be allowed to launch a generic version of Ranexa on February 27, 2019.
Tamiflu
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with oseltamivir phosphate is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and Roche filed a lawsuit against Natco in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche that our patent is not invalid for the reason stated in Natco's notice letter. Natco has appealed this decision to the CAFC. A hearing on Natco’s appeal took place in January 2014. The court issued a decision on April 22, 2014 which will allow Natco’s patent invalidity challenge to proceed if the case is remanded to the District Court of New Jersey for a full trial on the merits. On June 30, 2014, we filed a petition for rehearing en banc with the CAFC, which was subsequently denied. We have submitted a request for an extension of time to submit our petition for certiorari to the Supreme Court and are concurrently proceeding before the District Court.
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
A substantial portion of our revenues is derived from sales of products to treat hepatitis C virus infection (HCV) and HIV. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.
During the nine months ended September 30, 2014, sales of Sovaldi for the treatment of HCV, accounted for approximately 50% of our total products sales. Since this is the third full quarter following Sovaldi’s launch, we cannot be certain if these sales are indicative of future revenue. In addition, in October 2014, we received U.S. regulatory approval and launched Harvoni, our fixed-dose combination of ledipasvir and sofosbuvir. Sales of Sovaldi and Harvoni are difficult to predict, especially during the fourth quarter of 2014. Demand for Sovaldi and Harvoni, depend in part on the amount of patient coverage under private and public insurance programs in the United States and our ability to obtain and maintain government reimbursement in countries outside the United States. Demand could influence private and public payers' decisions to list Sovaldi or Harvoni on formulary or limit the types of patients for whom coverage will be provided, thus impacting the revenues for the products. In addition, physicians may delay treatment for some genotype 1 HCV-infected patients in anticipation of the approval and availability of another competitor’s all-oral regimen for the treatment of genotype 1 HCV-infected patients. If we are unable to maintain the current or expected future sales levels of Sovaldi and Harvoni or obtain approval or reimbursement for our HCV product candidates in the currently anticipated timelines, our results of operations and stock price could be negatively impacted.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, particularly our single tablet regimen products, Atripla, Stribild and Complera/Eviplera. During the nine months ended September 30, 2014, sales of our HIV products accounted for more than 40% of our total products sales. Most of our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Atripla, Stribild and Complera/Eviplera, for any number of reasons including, but not limited to, the following:

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

•
A large part of the market for our HIV products consists of patients who are already taking other HIV drugs. If physicians do not see the benefit of our HIV products, the sales of our HIV products will be limited.

•
As generic HIV products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, generic versions of Sustiva (efavirenz), a component of our Atripla, are now available in Canada and Europe and we anticipate competition from generic efavirenz in the United States in December 2017. We have observed some pricing pressure related to the Sustiva component of our Atripla sales. Tivicay (dolutegravir), an integrase inhibitor, launched in the fourth quarter of 2013 by ViiV Healthcare (ViiV), and Triumeq, a single-tablet triple-combination antiretroviral regimen, launched in the third quarter of 2014 by ViiV, could adversely impact sales of our HIV products.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues may be adversely affected.
If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues nor continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in April 2013, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of bronchiectasis and in September 2014, we announced results from our Phase 2 study of simtuzumab for the treatment of pancreatic cancer, showing that the product candidate did not provide clinical benefit in these difficult-to-treat advanced cancer patients.
In February 2014, we filed our marketing application for approval of Harvoni in Europe and our application received a positive opinion from the Committee for Medicinal Products for Human Use, the scientific committee of the European Medicines Agency, in September 2014. In June 2014, we submitted a new drug application (NDA) with Japan’s Pharmaceutical and Medical Devices Agency (PMDA) for approval of sofosbuvir for the treatment of HCV and in September 2014, we submitted a NDA with the PMDA for approval of the fixed dose combination of ledipasvir and sofosbuvir. These marketing applications may not be approved by the the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products.
Our inability to accurately estimate demand for our products, the uptake of new products or the timing of fluctuations in the inventories maintained by customers makes it difficult for us to accurately forecast sales and may cause our revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We are unable to accurately estimate demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, our HCV products, Sovaldi and Harvoni, represent a significant change in the treatment paradigm for HCV-infected patients due to the shortened duration of treatment and the reduction or elimination of the need for pegylated interferon (peg-IFN) injection and ribavirin (RBV) in certain patient populations. Because these products are in a new therapeutic area for us and product demand is dependent on a number of factors, revenues from these products in 2014 and beyond are difficult for us and investors to estimate. Since Sovaldi has only been available for three full quarters and Harvoni was recently approved in the United States in October 2014, demand for these products will depend in part on the amount of their coverage under private and public insurance programs in the United States and our ability to obtain and maintain government reimbursement in countries outside the United States. Pricing pressures could influence private and public payers' decisions to list Sovaldi or Harvoni on formulary or limit the types of patients for whom coverage will be provided, thus impacting the demand for Sovaldi or Harvoni. In addition, doctors may choose to wait to treat their genotype 1 HCV-infected patients until later in 2014 or 2015 when they anticipate the approval and availability of another competitor’s all-oral regimen for the treatment of genotype 1 HCV-infected patients. Also, because our HCV products represent a significant change in the treatment paradigm of HCV infection and are highly anticipated by the medical and patient community, sales levels or prescription growth rates early in the launch may not be indicative of future results. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual revenues. To the extent Sovaldi or Harvoni revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
In the quarter ended September 30, 2014, approximately 88% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., McKesson Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2013, strong wholesaler and sub-wholesaler purchases of our HIV products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2014. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
In addition, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAPs), correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand for our products. Federal and state budget pressures, including sequestration, as well as the annual grant cycles for federal and state ADAP funds, may cause ADAP purchasing patterns to not reflect patient demand of our HIV products. For example, in the first quarters of certain prior years, we observed large non-retail purchases of our HIV products by a number of state ADAPs that exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the global economic downturn and budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.
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

•
we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the Branded Prescription Drug (BPD) Fee), of $3.0 billion for 2014, calculated based on select government sales during the 2012 calendar year as a percentage of total industry government sales.

The amount of the annual industry fee imposed on the pharmaceutical industry as a whole will be $3.0 billion in 2014 through 2016, increase to $4.0 billion in 2017, increase to a peak of $4.1 billion in 2018, and then decrease to $2.8 billion in 2019 and thereafter. We expect our portion of the BPD fee to increase as our revenues grow and as the amount of the annual industry fee increases through 2018 and drug patents expire on major drugs of other companies. In addition, during the third quarter of 2014, the IRS issued final regulations which required manufacturers to recognize an additional year of expense, which resulted in a cumulative catch-up of $337 million within the quarter. We estimate our portion of the BPD fee to be recorded in 2014 as an expense will be approximately $400 million higher than the $150 to $170 million previously expected compared to approximately $110 million in 2013 and approximately $85 million in 2012. The BPD fee is not tax deductible. Further, even though not addressed in the healthcare reform legislation, discussions continue at the federal level on legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers or set minimum requirements for Medicare Part D pricing.
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
In July 2014, we received a letter from the U.S. Senate Committee on Finance requesting information and supporting documentation from us related to Sovaldi and the pricing of Sovaldi in the United States. The letter raised concerns about our approach to pricing Sovaldi, its affordability and its impact on federal government spending and public health. We are cooperating with the inquiries. It is both costly and time-consuming for us to comply with these inquiries. We cannot predict the outcome. It is possible that the inquiries could result in negative publicity or other negative actions that could harm our reputation, reduce demand for Sovaldi, Harvoni or other sofosbuvir containing products and/or reduce coverage of Sovaldi, Harvoni or other sofosbuvir containing products, including by federal health care programs such as Medicare and Medicaid. If any or all of these events occur, our business and stock price could be materially and adversely affected.
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
Approximately 27% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.
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
Our HCV products, Sovaldi and Harvoni, compete with Janssen R&D Ireland's Olysio (simeprevir) in the United States and to a lesser extent with direct-acting antivirals, such as Victrelis (boceprevir) marketed by Merck & Co., Inc. (Merck).
Our HIV products compete primarily with products from a joint venture established by GlaxoSmithKline Inc. (GSK) and Pfizer Inc. (Pfizer), ViiV Healthcare (ViiV), which markets fixed-dose combination products that compete with Stribild, Complera/Eviplera, Atripla and Truvada. For example, lamivudine, marketed by this joint venture, competes with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Complera/Eviplera, Atripla and Truvada. For Tybost, we compete with ritonavir marketed by AbbVie Inc. (AbbVie). In addition, Tivicay (dolutegravir), an integrase inhibitor, launched in the fourth quarter of 2013 by ViiV, and Triumeq, a single-tablet triple-combination antiretroviral regimen, launched in the third quarter of 2014 by ViiV, could adversely impact sales of our HIV products.
We also face competition from generic HIV products. In May 2010, the compound patent covering Epivir (lamivudine) expired in the United States, and generic lamivudine is now available in the United States, Spain, Portugal and Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey, which resulted in an increase in the rebate for Viread in Turkey. Generic versions of Sustiva (efavirenz), a component of our Atripla, are now available in Canada and Europe and we anticipate competition from generic efavirenz to be in the United States in December 2017. We have observed some pricing pressure related to the Sustiva component of our Atripla sales.
For Viread and Hepsera for treatment of chronic hepatitis B virus (HBV) infection, we face competition from Baraclude (entecavir) marketed by Bristol Myers-Squibb Company and Tyzeka/Sebivo (telbivudine) marketed by by Novartis Pharmaceuticals Corporation (Novartis).
AmBisome competes predominantly with Vfend (voriconazole) developed by Pfizer and caspofungin, a product developed by Merck that is marketed as Cancidas in the United States and as Caspofungin elsewhere. In addition, we are aware of at least three lipid formulations that claim similarity to AmBisome becoming available outside of the United States, including the possible entry of such formulations in Taiwan. These formulations may reduce market demand for AmBisome. Furthermore, the manufacture of lipid formulations of amphotericin B is very complex and if any of these formulations are found to be unsafe, sales of AmBisome may be negatively impacted by association.
Letairis competes directly with Tracleer (bosentan) and Opsumit (macitentan) produced by Actelion Pharmaceuticals US, Inc. and also with Adcirca (tadalafil) from United Therapeutics Corporation and Pfizer.
Ranexa competes predominantly with generic compounds from three distinct classes of drugs, beta-blockers, calcium channel blockers and long-acting nitrates for the treatment of chronic angina in the United States.
Cayston competes with Tobi (tobramycin inhalation solution) marketed by Novartis.
Tamiflu competes with Relenza (zanamivir) sold by GSK and products sold by generic competitors.
Zydelig competes with Imbruvica (ibrutinib) marketed by Pharmacyclics, Inc.
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA, the EMA and comparable regulatory agencies in other countries. We are continuing clinical trials for Sovaldi, Harvoni, Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Emtriva, Tybost, Zydelig, Vitekta, Hepsera, Letairis, Ranexa, AmBisome and Cayston for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.
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
The results and anticipated timelines of our clinical trials are uncertain and may not support continued development of a product candidate, which would adversely affect our prospects for future revenue growth.
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, in April 2013, we announced our decision to terminate our Phase 3 clinical trial of aztreonam for inhalation solution for the treatment of bronchiectasis and in September 2014, we announced results from our Phase 2 study of simtuzumab for the treatment of pancreatic cancer, showing that the product candidate did not provide clinical benefit in these difficult-to-treat advanced cancer patients. In addition, we may also face challenges in clinical trial protocol design. If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including momelotinib for the treatment of myelofibrosis, ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention, our single tablet regimen of tenofovir alafenamide (TAF)/elvitegravir/cobicistat/emtricitabine, and TAF as a standalone agent, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
Further, Cayston may only be taken by patients using a specific inhalation device that delivers the drug to the lungs of patients. Our ongoing distribution of Cayston is entirely reliant upon the manufacturer of that device. This manufacturer could encounter other issues with regulatory agencies related to the device or be unable to supply sufficient quantities of this device. In addition, the manufacturer may not be able to provide adequate warranty support for the device after it has been distributed to patients. With respect to distribution of the drug and device to patients, we are reliant on the capabilities of specialty pharmacies. For example, the distribution channel for drug and device is complicated and requires coordination. The reimbursement approval processes associated with both drug and device are similarly complex. If the device manufacturer is unable to obtain reimbursement approval or receives approval at a lower-than-expected price, sales of Cayston may be adversely affected. Any of the previously described issues may limit the sales of Cayston, which would adversely affect our financial results.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in "Legal Proceedings" beginning on page 35 and risk factor entitled "Litigation with generic manufacturers has reduced and may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 53.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. See a description of our litigation regarding sofosbuvir in the risk factor entitled "If any party is successful in establishing exclusive rights to sofosbuvir, our expected revenues and earnings from the sale of sofosbuvir could be adversely affected" beginning on page 49.
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
We own patents that claim sofosbuvir as a chemical entity and its metabolites. However, the existence of patents does not necessarily guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have, or obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing sofosbuvir. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of sofosbuvir. We cannot predict the ultimate outcome of the intellectual property claims related to sofosbuvir, and we may continue to spend significant resources enforcing and defending these patents. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by sofosbuvir, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.

Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir and RG7128, a prodrug of a cytidine nucleoside analog that Pharmasset licensed to Roche. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trial and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application that led to Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware. If either or both of the Board’s decisions are reversed on appeal and the court determines that Idenix is entitled to their patent claims, and it is determined that we have infringed those claims, we may be required to obtain a license from and pay royalties to Idenix to commercialize sofosbuvir and RG7128 in the United States. A decision by the District Court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).
We believe the claims in the Idenix application involved in the First Idenix Interference, and similar U.S. and foreign patents claiming the same compounds and metabolites, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that is the subject of the First Idenix Interference. Idenix has now asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our U.S. Patent No. 7,429,572 in the First Idenix Interference, is invalid. A trial on these issues is scheduled to commence in January 2015 in Toronto.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's corresponding Norwegian patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to our U.S. Patent No. 7,429,572. The trial was held in November 2013. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Additionally, the Norwegian court ordered Idenix to pay us over $2.0 million in attorney fees as the losing party to the litigation. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal. The appeal from the March 2014 decision is scheduled to commence in December 2015.
In August 2013 and April 2014, Idenix filed two separate requests for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our U.S. Patent No. 7,429,572 patent. In August 2014, Idenix withdrew its invalidation requests and the Chinese proceedings were terminated with our challenged patent remaining valid and enforceable.
We filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of sofosbuvir will infringe the Australian patent corresponding to the ‘600 patent. A trial on these issues is scheduled to commence in September 2015 in Sydney.
On March 12, 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. Also on that day, Idenix initiated infringement proceedings against us in the United Kingdom, Germany and France alleging that the commercialization of Sovaldi in those countries would infringe the respective national counterparts of the ‘489 patent. In the United Kingdom, a trial was held in October 2014 to determine the issues of infringement and validity of the Idenix United Kingdom patent. A decision is expected in the fourth quarter of 2014. In Germany, the court in Düsseldorf has ordered a hearing date of December 2, 2014 to determine the issue of infringement of the Idenix German patent. We do not have a trial date for the French lawsuit.
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
Idenix was acquired by Merck in August 2014. While the acquisition does not change our view of the lack of merit in the claims made by Idenix, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. Accordingly, in August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir and ultimately extract royalty payments for sofosbuvir’s commercialization, or to exclude it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC. The court has set a trial date of March 7, 2016 for this litigation.
Litigation with AbbVie
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984 and 8,809,265, which purport to cover the use of a combination of LDV/SOF for the treatment of HCV. We are aware that AbbVie has pending patent applications in other countries.We own published and pending patent applications directed to the use of combinations for the treatment of

HCV, and, specifically, to the combination of ledipasvir and sofosbuvir. Certain of those applications were filed before AbbVie’s patents. For this reason and others, we believe AbbVie’s patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February and March 2014, AbbVie responded to our lawsuit by filing two lawsuits also in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of LDV/SOF will infringe its patents. All of those lawsuits have been consolidated into a single action. AbbVie’s patents have not blocked or delayed the commercialization of our combination product in the United States, and we do not expect any foreign counterparts to block or delay the commercialization around the world. If a court determines that AbbVie’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. Either party can appeal a decision by the District Court to the CAFC.
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
Our third-party manufacturers and corporate partners are independent entities who are subject to their own unique operational and financial risks which are out of our control. If we or any of these third-party manufacturers or corporate partners fail to perform as required, this could impair our ability to deliver our products on a timely basis or receive royalties or cause delays in our clinical trials and applications for regulatory approval. Further, we may have to write-off the costs of manufacturing any batch that fails to pass quality inspection or meet regulatory approval. To the extent these risks materialize and affect their performance obligations to us, our financial results may be adversely affected.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in April 2013, the FDA conducted an inspection of our Foster City facility and issued Form 483 Inspectional Observations, which noted deficiencies in documentation and validation of certain quality testing procedures and methods. As a result of the observations, the FDA delivered Complete Response Letters notifying us that it was unable to approve our NDAs for elvitegravir and cobicistat as standalone agents. In mid-October 2013, the FDA completed its sofosbuvir pre-approval inspection of our Foster City facility. Following that inspection, the FDA issued additional Form 483 Inspectional Observations citing deficiencies related to testing and reconciliation of stability samples, testing protocols, testing of shipping samples, and procedures for calibrating test equipment. We recently completed and filed our responses to these observations with the FDA. If we are unable to remedy the deficiencies cited by the FDA in these inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. If approval of any of our product candidates were delayed or if production of our marketed products was interrupted, our anticipated revenues and our stock price would be adversely affected.

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
A significant portion of the raw materials and intermediates used to manufacture our anti-viral products (Sovaldi, Harvoni, Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Emtriva and Tybost) are supplied by Chinese-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our antiviral products to meet market needs and have a material and adverse effect on our operating results.
Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry.
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
Mylan Inc. (Mylan)
In April 2014, we received notice that Mylan submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Mylan alleges that two of the patents associated with emtricitabine and one of our patents associated with the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Truvada. In June 2014, we filed a lawsuit against Mylan in U.S. District Court for the Northern District of West Virginia for infringement of our patents.
In June 2014, we received notice that Mylan Inc. submitted petitions for Inter Partes Review (IPR) to the Board alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We are opposing Mylan’s petitions. We anticipate that the Board will issue a decision on whether to institute an IPR by December 2014. If the Board institutes an IPR, we anticipate a final decision by December 2015. Either party can appeal a decision of the Board to the CAFC. If Mylan is successful in invalidating our patents, generic companies will be able to launch a generic version of our Viread product prior to the expiry of our patents.
Apotex Inc. (Apotex)

In June 2014, we received notice that Apotex submitted an abbreviated new drug submission (ANDS) to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex's manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed a lawsuit against Apotex in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS.
Natco
In March 2011, we and F. Hoffmann-La Roche Ltd. (Roche) filed a lawsuit against Natco Pharma Ltd. (Natco) in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reason stated in Natco’s notice letter. Natco has appealed this decision to the CAFC. In April 2014, the CAFC issued a decision which will allow Natco’s patent invalidity challenge to proceed if the case is remanded to the District Court for a full trial on the merits. On June 30, 2014, we filed a petition for rehearing en banc with the CAFC, which was subsequently denied. We have submitted a request for an extension of time to submit our petition for certiorari to the Supreme Court and are concurrently proceeding before the District Court.
Teva
In August 2012, Teva Pharmaceuticals (Teva) filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. In September 2013, a hearing on the consolidated requests for orders of prohibition in connection with all three of Teva’s ANDS filings to the Canadian Minister of Health (for Teva’s generic versions of Viread, Truvada, and Atripla) took place. In December 2013, the court issued our requested order prohibiting the Canadian Ministry of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada, and Atripla products until expiry of our patent in July 2017. Teva appealed the decision of the court prohibiting the Minister of Heath from issuing the Notices of Compliance until expiry of our patent in July 2017. This decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Minister of Health should be prohibited from issuing the Notices of Compliance for Teva’s products. Separately, the court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for March 2015. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
We cannot predict the ultimate outcome of the foregoing actions and other litigation with generic manufacturers, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Viread and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
We face credit risks from our Southern European customers that may adversely affect our results of operations.
Our European product sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Portugal and Spain have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of September 30, 2014, our accounts receivable in these countries totaled approximately $587.2 million, of which $154.5 million were past due greater than 120 days and $52.0 million were past due greater than 365 days as follows:

	September 30, 2014
(In thousands)	Greater than 120 days past due	Greater than 365 days past due
Portugal	$49,656	$20,985
Italy	41,200	25,832
Spain	54,056	4,305
Greece	9,551	829
Total	$154,463	$51,951
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to more than 125 countries participating in our Gilead Access Program, or Atripla, which Merck distributes at substantially reduced prices to HIV infected patients in developing countries under our 2006 agreement, our revenues would be adversely affected. In addition, we have established partnerships with India-based generic manufacturers to distribute generic versions of tenofovir disoproxil fumarate to 112 developing world countries, including India. We expanded these agreements to include rights to Stribild, Tybost and Vitekta. We also entered into agreements with certain India-based generic manufacturers to produce and distribute generic emtricitabine in the developing world, including single tablet regimens containing emtricitabine and fixed-dose combinations of emtricitabine co-formulated with our other HIV medicines. In September 2014, we entered into licensing agreements with India-based generic manufacturers to produce and distribute generic sofosbuvir and the fixed-dose combination of LDV/SOF to 91 developing countries. If generic versions of our HIV and HCV medications under these licenses are then re-exported to the United States, Europe or other markets outside of these 112 countries, our revenues would be adversely affected. As part of our commitment to make Sovaldi available in the developing world at discounted prices, we entered into an agreement to make Sovaldi available in Egypt, a country that has among the highest HCV prevalence in the world. If the discounted Sovaldi is re-exported from these developing countries into the United States or other higher price markets, our revenues could be adversely affected.
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
Expensive litigation and government investigations have increased our expenses which may continue to reduce our earnings.
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Litigation Regarding Sofosbuvir, Litigation with Generic Manufacturers and the Department of Justice investigation; in "Legal Proceedings" beginning on page 35. The outcome of the lawsuits above, or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.

In some countries, we may be required to grant compulsory licenses for our products or our patents may not be enforced.
In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HCV or HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, there is growing attention on the availability of HCV therapies and some activists are advocating for the increased availability of HCV therapies through means including compulsory licenses. In the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic and H1N1 influenza generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government considered allowing Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada's Access to Medicines Regime. Furthermore, Roche issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India's Hetero Drugs Limited for India and certain developing countries. If compulsory licenses permit generic manufacturing to override our product patents for Sovaldi, Harvoni, our HIV products or Tamiflu, or if we are required to grant compulsory licenses for these products, it could reduce our earnings and cash flows and harm our business.
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
We are subject to income taxes in both the United States and various foreign jurisdictions including Ireland. Due to economic and political conditions various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. Various factors may have favorable or unfavorable effects on our income tax rate including, but not limited to, changes in forecasted demand for our HCV products, our portion of the non-tax deductible Branded Prescription Drug Fee (also known as the pharmaceutical excise tax), the accounting for stock options and other share-based payments, mergers and acquisitions, the ability to manufacture product in our Cork, Ireland facility, the amortization of certain acquisition related intangibles for which we receive no tax benefit, expiration of the federal research tax credit, future levels of R&D spending, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our net income.
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
Issuer Purchases of Equity Securities
During the three months ended September 30, 2014, we repurchased a total of $1.70 billion or 19.1 million shares of common stock under our January 2011 stock repurchase program (2011 Program) which completed the $5.00 billion program. In May 2014, our Board of Directors authorized a new stock repurchase program of up to $5.00 billion of our common stock (2014 Program). We began repurchases under our 2014 Program in October 2014.
The table below summarizes our stock repurchase activity under the 2011 Program for the three months ended September 30, 2014 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	(1)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program	(1)
July 1 – July 31, 2014	19,131		$89.10	19,052		$394
August 1 – August 31, 2014	382		$92.42	4		$—
September 1 – September 30, 2014	30		$108.22	—		$—
Total	19,543	(2)	$89.19	19,056	(2)

(1)	In January 2011, we announced that our Board authorized our 2011 Program, which was completed in September 2014.

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

*(12)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(3)	10.29	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(13)	10.30	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(14)	10.31	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(15)	10.32	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(16)	10.33	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(17)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(14)	10.35	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(14)	10.36	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(14)	10.37	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(15)	10.38	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(18)	10.39	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(18)	10.40	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(19)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2014)

*(20)	10.42	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(15)	10.43	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(18)	10.44	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(19)	10.45	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2014)

*(18)	10.46	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(15)	10.47	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(16)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(17)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(18)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(21)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(22)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(23)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(15)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(24)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(17)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(18)	10.57	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(25)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(24)	10.59	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(25)	10.60	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(26)	10.61	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(21)	10.62	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(13)	10.63	Gilead Sciences, Inc. Corporate Bonus Plan

*(27)	10.64	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(28)	10.65	2014 Base Salaries for the Named Executive Officers

*(29)	10.66	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(30)	10.67	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(31)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(16)	10.69	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(32)	10.70
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(14)	10.71	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(33)	10.72
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

(34)	10.73	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(32)	10.74	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.75	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+(32)	10.76	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(36)	10.77	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(37)	10.78	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(38)	10.79	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(39)	10.80
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(40)	10.81	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(40)	10.82
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+(41)	10.83	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(42)	10.84	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(42)	10.85	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(42)	10.86	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(42)	10.87	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(43)	10.88	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+	10.89	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(44)	10.90	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(45)	10.91	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

+(44)	10.92	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

+(46)	10.93	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(46)	10.94
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30, 1999

+(47)	10.95	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+(37)	10.96	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

+(48)	10.97	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

+(42)	10.98	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

+(19)	10.99	Third Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated June 18, 2014

+(22)	10.100
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

+(49)	10.101	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(36)	10.102	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 7, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(28)	Information is included in Registrant's Current Report on Form 8-K filed on January 29, 2014, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(43)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(44)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(45)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(46)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(47)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 5, 2014	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2014	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1
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

*(12)	10.28	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(3)	10.29	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(13)	10.30	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(14)	10.31	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(15)	10.32	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(16)	10.33	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(17)	10.34	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(14)	10.35	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(14)	10.36	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(14)	10.37	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(15)	10.38	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(18)	10.39	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(18)	10.40	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(19)	10.41	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2014)

*(20)	10.42	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(15)	10.43	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(18)	10.44	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(19)	10.45	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2014)

*(18)	10.46	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(15)	10.47	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(16)	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(17)	10.49	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(18)	10.50	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(21)	10.51	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(22)	10.52	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(23)	10.53	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(15)	10.54	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(24)	10.55	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(17)	10.56	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(18)	10.57	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(25)	10.58	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(24)	10.59	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(25)	10.60	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(26)	10.61	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(21)	10.62	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(13)	10.63	Gilead Sciences, Inc. Corporate Bonus Plan

*(27)	10.64	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(28)	10.65	2014 Base Salaries for the Named Executive Officers

*(29)	10.66	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(30)	10.67	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(31)	10.68	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(16)	10.69	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(32)	10.70
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(14)	10.71	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+(33)	10.72
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

(34)	10.73	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

(32)	10.74	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.75	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+(32)	10.76	Development and License Agreement among Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated September 27, 1996

+(36)	10.77	First Amendment and Supplement dated November 15, 2005 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(37)	10.78	Second Amendment dated December 22, 2011 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(38)	10.79	Third Amendment dated October 5, 2012 to the Development and Licensing Agreement between Registrant, F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. dated September 27, 1996

+(39)	10.80
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(40)	10.81	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(40)	10.82
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+(41)	10.83	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(42)	10.84	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(42)	10.85	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(42)	10.86	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(42)	10.87	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(43)	10.88	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+	10.89	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(44)	10.90	License Agreement between Registrant (as successor to Myogen, Inc.) and Abbott Deutschland Holding GmbH dated October 8, 2001

+(45)	10.91	License Agreement between Registrant (as successor to Myogen, Inc.) and Glaxo Group Limited, dated March 3, 2006

+(44)	10.92	License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated March 27, 1996

+(46)	10.93	First Amendment to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated July 3, 1997

(46)	10.94
Amendment No. 2 to License Agreement between Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated November 30, 1999

+(47)	10.95	Amendment No. 4 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated June 20, 2006

+(37)	10.96	Amendment No. 5 to License Agreement with Registrant (as successor to CV Therapeutics, Inc.) and Roche Palo Alto LLC (successor in interest by merger to Syntex (U.S.A.) Inc.), dated December 22, 2011

+(48)	10.97	License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 16, 2009

+(42)	10.98	Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated July 1, 2011

+(19)	10.99	Third Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated June 18, 2014

+(22)	10.100
Amended and Restated Second Amendment to License and Collaboration Agreement by and among Registrant, Gilead Sciences Limited and Janssen R&D Ireland (formerly Tibotec Pharmaceuticals), dated February 7, 2013

+(49)	10.101	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(36)	10.102	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 7, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 25, 2006, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(28)	Information is included in Registrant's Current Report on Form 8-K filed on January 29, 2014, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(43)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(44)	Filed as an exhibit to Myogen, Inc.'s Registration Statement on Form S-1 (No. 333-108301), as amended, originally filed on August 28, 2003, and incorporated herein by reference.

(45)	Filed as an exhibit to Myogen, Inc.'s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.

(46)	Filed as an exhibit to CV Therapeutics, Inc.'s Registration Statement on Form S-3 (No. 333-59318), as amended, originally filed on April 20, 2001, and incorporated herein by reference.

(47)	Filed as an exhibit to CV Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

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