Form 10-K
period 2014-12-31
GILEAD SCIENCES INC
filed 2015-02-25
CIK 882095

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2014 was $99,821,731,329.*
The number of shares outstanding of the registrant's Common Stock on February 13, 2015 was 1,489,401,683.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant's proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2015 Annual Meeting of Stockholders, to be held on May 6, 2015, are incorporated by reference into Part III of this Report.
*    Based on a closing price of $82.91 per share on June 30, 2014. Excludes 310,054,509 shares of the registrant's Common Stock held by executive officers, directors and any stockholders whose ownership exceeds 5% of registrant's common stock outstanding at June 30, 2014. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

GILEAD SCIENCES, INC.
2014 Form 10-K Annual Report

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, SOVALDI®, TRUVADA®, HARVONI®, COMPLERA®, EVIPLERA®, STRIBILD®, VIREAD®, LETAIRIS®, RANEXA®, AMBISOME®, ZYDELIG®, EMTRIVA®, TYBOST®, HEPSERA®, VITEKTA®, CAYSTON®, VOLIBRIS® and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

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
Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. Gilead's primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as chronic hepatitis C virus (HCV) infection and chronic hepatitis B virus (HBV) infection, oncology and inflammation, and serious cardiovascular and respiratory conditions. We have operations in more than 30 countries worldwide, with headquarters in Foster City, California. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.
2014 Highlights
Over the past year, we brought best-in-class drugs to market that advanced the standard of care by offering enhanced modes of delivery, more convenient treatment regimens, improved resistance profiles, reduced side effects and greater efficacy. In the liver diseases area, we received approval from the U.S. Food and Drug Administration (FDA) and the European Commission of Harvoni®, the first once-daily single tablet regimen for the treatment of HCV genotype 1 infection in adults. Harvoni combines the NS5A inhibitor ledipasvir with the nucleotide analog polymerase inhibitor sofosbuvir, which was approved under the tradename Sovaldi® in December 2013. The approval of Harvoni represents a significant improvement in the treatment paradigm for the majority of HCV genotype 1 infected patients because it eliminates the need for pegylated interferon (peg-IFN) injections and ribavirin (RBV). In clinical studies, Harvoni demonstrated very high cure rates of 94% to 99% in eight or twelve weeks. In the HIV area, we submitted a new drug application (NDA) for a once-daily single tablet regimen containing elvitegravir 150 mg, cobicistat 150 mg, emtricitabine 200 mg and tenofovir alafenamide (TAF) 10 mg (E/C/F/TAF) for the treatment of HIV-1 infection in adults. We also received approval in the United States of Tybost® (cobicistat) and Vitekta® (elvitegravir 85 mg and 150 mg), each a component of Stribild®. In the oncology area, we received approval of Zydelig® (idelalisib), a first-in-class, targeted, oral inhibitor of PI3K delta, in combination with rituximab for the treatment of certain patients with chronic lymphocytic leukemia (CLL), small lymphocytic lymphoma (SLL) and follicular lymphoma (FL), the most common type of indolent non-Hodgkin's lymphoma (iNHL). We also advanced our research and development pipeline, with 225 active clinical studies at the end of 2014, of which more than 54 were Phase 3 clinical trials.
In addition to advancing treatment options across therapeutic areas, we also enabled access to our medications for people who need them around the world. During 2014, we signed non-exclusive license agreements with seven India-based generic drug companies to manufacture Sovaldi and Harvoni for distribution in 91 developing countries. We also announced an agreement with the Medicines Patent Pool (the MPP) under which the MPP can sublicense TAF to generic drug companies in India and China for manufacturing and distribution in 112 developing countries. These efforts extend ongoing programs to enable access for people in the most resource-limited parts of the world, where diseases like HIV and HCV affect the highest numbers of individuals.
HIV Program
Our goal is to ensure that all HIV patients can choose a single tablet regimen that is right for them. Single tablet regimens allow patients to adhere to a fully suppressive course of therapy more easily and consistently, which is critical for the successful management of the disease. We are focused on the development of new HIV medicines and co-formulations of products into complete regimens. With the launch of Stribild in the United States in 2012 and in Europe in 2013, Complera®/Eviplera® (emtricitabine 200 mg/rilpivirine 25 mg/tenofovir disoproxil fumarate 300 mg) in 2011 and Atripla® (efavirenz 600 mg/emtricitabine 200 mg/tenofovir disoproxil fumarate 300 mg) in 2006, we now have three single tablet regimens available for the treatment of HIV.
In 2014, we advanced the development of a new single tablet regimen, E/C/F/TAF, for the treatment of HIV-1 infection in adults. Marketing applications for E/C/F/TAF are pending in the United States and European Union. The FDA has established a target review date, under the Prescription Drug User Fee Act, of November 5, 2015.
Phase 3 clinical studies demonstrated that patients taking E/C/F/TAF experienced favorable renal and bone safety compared to Stribild patients. We are also conducting Phase 3 clinical trials of the fixed-dose co-formulation of TAF and emtricitabine. Under an agreement with Janssen R&D Ireland (Janssen), formerly Tibotec Pharmaceuticals, we are evaluating a single tablet regimen of TAF, cobicistat, darunavir and emtricitabine for the treatment of HIV infection. We also amended our agreement with Janssen to collaborate on a single tablet regimen of rilpivirine, emtricitabine and TAF.

In 2014, we received FDA approval for Tybost, a pharmacokinetic enhancer that boosts blood levels of certain HIV medicines. Tybost is indicated as a boosting agent for the HIV protease inhibitors atazanavir (300 mg once daily) and darunavir (800 mg once daily) as part of antiretroviral combination therapy in adults with HIV-1 infection. In 2014, the FDA also approved Vitekta, an integrase inhibitor for the treatment of HIV-1 infection in adults without known mutations associated with resistance to elvitegravir. Vitekta is indicated for use as part of HIV treatment regimens that include a ritonavir-boosted protease inhibitor.
Liver Diseases
Our goal is to advance the treatment options and standard of care for the underserved HCV market. In 2013, we received approval of Sovaldi for the treatment of HCV as a component of a combination antiviral treatment regimen. Sovaldi’s efficacy has been established in patients with HCV genotypes 1, 2, 3 or 4 infection (in United States and Europe) and genotypes 5 and 6 infection (in Europe), including those with hepatocellular carcinoma meeting Milan criteria (awaiting liver transplantation) and those with HCV/HIV-1 co-infection. Compared to the prior standard of care of up to 48 weeks, Sovaldi has shortened the duration of treatment to as few as 12 weeks and reduced or completely eliminated the need for peg-IFN injections in certain viral genotype populations.
In 2014, we received FDA and European Commission approval of Harvoni, the first once-daily single tablet regimen for the treatment of HCV genotype 1 infected patients, the most prevalent genotype in the United States. Harvoni combines the NS5A inhibitor ledipasvir with sofosbuvir and is indicated for an eight, 12 or 24 week treatment duration depending on prior treatment history, cirrhosis status and baseline viral load and eliminates the need for peg-IFN and RBV, which can be challenging to take and tolerate.
Marketing applications for sofosbuvir and the fixed-dose combination of ledipasvir and sofosbuvir are pending in Japan.
Our long term goal is to develop an oral therapy for all HCV patients across genotypes. Our fixed-dose combination of sofosbuvir and GS-5816, a pan-genotypic NS5A inhibitor, is currently in Phase 3 clinical trials. We are also evaluating a single tablet regimen of GS-9857, GS-5816 and sofosbuvir in Phase 2 trials for the potential treatment of HCV genotype 1 and 3 infected patients in four and six weeks.
We are evaluating TAF for the treatment of HBV and have completed enrollment of Phase 3 clinical trials. We are also conducting Phase 2 clinical studies of GS-4774, a Tarmogen T cell immunity stimulator, and GS-9620, an oral TLR-7 agonist, being evaluated as a potential cure for HBV.
We are evaluating simtuzumab for nonalcoholic steatohepatitis (NASH) in Phase 2 clinical trials. In December 2014, we also entered into an agreement with Phenex Pharmaceuticals AG (Phenex) under which we acquired Phenex’s Farnesoid X Receptor (FXR) program comprised of small molecule FXR agonists for the treatment of liver diseases including NASH.
Oncology and Inflammation
In the oncology area, in 2014 we received FDA and European Commission approval of Zydelig (idelalisib), a first-in-class PI3K delta inhibitor, in combination with rituximab, for the treatment of patients with certain blood cancers. In the fourth quarter of 2014, we also initiated Phase 3 clinical studies to evaluate idelalisib as a treatment for patients with iNHL and a frontline treatment for patients with CLL.
In December 2014, we entered into an exclusive license agreement with ONO Pharmaceutical Co., Ltd. for the development and commercialization of ONO-4059 (now known as GS-4059), an oral Bruton’s tyrosine kinase inhibitor for the treatment of B-cell malignancies and other diseases.
Cardiovascular
In 2014, we released positive results from the AMBITION study (a randomized, double-blind, multicenter study of first-line combination therapy with Letairis® (ambrisentan) and tadalafil in patients with pulmonary arterial hypertension), which was conducted in collaboration with GlaxoSmithKline plc. In AMBITION, first-line treatment of pulmonary arterial hypertension with the combination of ambrisentan 10 mg and tadalafil 40 mg reduced the risk of clinical failure by 50 percent compared to the pooled ambrisentan and tadalafil monotherapy arm. The combination was also statistically significant versus the individual ambrisentan and tadalafil monotherapy groups for the primary endpoint. We have filed a supplemental NDA in the United States to cover the use of ambrisentan in combination with tadalafil.

Our Products
HIV

•
Stribild is an oral formulation dosed once a day for the treatment of HIV-1 infection in treatment-naive adults. Stribild is our third complete single tablet regimen for the treatment of HIV and is a fixed-dose combination of our antiretroviral medications, Vitekta, Tybost, Viread® and Emtriva® (emtricitabine). Stribild was approved by the FDA in August 2012 and the European Commission in May 2013.

•
Complera/Eviplera is an oral formulation dosed once a day for the treatment of HIV-1 infection in adults. The product, marketed in the United States as Complera and in Europe as Eviplera, is our second complete single tablet regimen for the treatment of HIV and is a fixed-dose combination of our antiretroviral medications, Viread and Emtriva, and Janssen's non-nucleoside reverse transcriptase inhibitor, Edurant (rilpivirine).

•
Atripla is an oral formulation dosed once a day for the treatment of HIV infection in adults. Atripla is our first single tablet regimen for HIV intended as a stand-alone therapy or in combination with other antiretrovirals. It is a fixed-dose combination of our antiretroviral medications, Viread and Emtriva, and Bristol-Myers Squibb Company's (BMS's) non-nucleoside reverse transcriptase inhibitor, Sustiva (efavirenz).

•
Truvada® (emtricitabine and tenofovir disoproxil fumarate) is an oral formulation dosed once a day as part of combination therapy to treat HIV infection in adults. It is a fixed-dose combination of our antiretroviral medications, Viread and Emtriva. In 2012, the FDA also approved Truvada, in combination with safer sex practices, to reduce the risk of sexually acquired HIV-1 infection in adults at high risk; a strategy called pre-exposure prophylaxis (PrEP).

•
Viread is an oral formulation of a nucleotide analog reverse transcriptase inhibitor, dosed once a day as part of combination therapy to treat HIV infection in patients two years of age and older. In 2012, the European Commission approved the use of Viread in combination with other antiretroviral agents for the treatment of HIV-1 infected adolescent patients aged two to less than 18 years with nucleoside reverse transcriptase inhibitor resistance or toxicities precluding the use of first-line pediatric agents. Viread is also approved for the treatment of chronic HBV.

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

Liver Diseases

•
Harvoni is an oral formulation of the NS5A inhibitor with a nucleotide analog polymerase inhibitor dosed once a day for the treatment of HCV genotype 1 infection in adults. Harvoni was approved by the FDA in October 2014 and by the European Commission in November 2014. In Europe, Harvoni is also indicated for certain patients with HCV genotype 4 infection, HCV genotype 3 infection with cirrhosis and/or prior treatment failure and those with HCV/HIV-1 co-infection.

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

•
Viread is an oral formulation of a nucleotide analog reverse transcriptase inhibitor, dosed once a day for the treatment of chronic HBV in adults with compensated and decompensated liver disease. We licensed to GlaxoSmithKline Inc. (GSK) the rights to commercialize Viread for the treatment of chronic HBV in China, Japan and Saudi Arabia. In 2012, the European Commission approved the use of Viread for the treatment of chronic HBV infection in adolescent patients aged 12 to less than 18 years with compensated liver disease and evidence of immune active disease. Viread is also approved for the treatment of HIV infection.

•
Hepsera® (adefovir dipivoxil) is an oral formulation of a nucleotide analog polymerase inhibitor, dosed once a day to treat chronic HBV in patients 12 years of age and older. We licensed to GSK the rights to commercialize Hepsera for the treatment of chronic HBV in Asia Pacific, Latin America and certain other territories.

Oncology

•
Zydelig is a first-in-class PI3K delta inhibitor, in combination with rituximab, for the treatment of certain blood cancers. In July 2014, the FDA approved Zydelig for relapsed CLL, FL and SLL. In September 2014, the European Commission approved Zydelig for CLL and FL.

Cardiovascular

•
Letairis (ambrisentan) is an oral formulation of an endothelin receptor antagonist (ERA) indicated for the treatment of pulmonary arterial hypertension (PAH) (World Health Organization (WHO) Group 1) in patients with WHO Class II or III symptoms to improve exercise capacity and delay clinical worsening. We sublicensed to GSK the rights to ambrisentan, marketed by GSK as Volibris (ambrisentan), for PAH in territories outside of the United States.

•
Ranexa® (ranolazine) is an extended-release tablet for the treatment of chronic angina. We have licensed to Menarini International Operations Luxembourg SA the rights to Ranexa in territories outside of the United States.

•
Lexiscan®/Rapiscan® (regadenoson) injection is indicated for use as a pharmacologic stress agent in radionuclide myocardial perfusion imaging (MPI), a test that detects and characterizes coronary artery disease, in patients unable to undergo adequate exercise stress. Astellas US LLC (Astellas) has exclusive rights to manufacture and sell regadenoson under the name Lexiscan in the United States. Rapidscan Pharma Solutions, Inc. (RPS) holds the exclusive right to manufacture and sell regadenoson under the name Rapiscan in Europe and certain territories outside the United States. We receive royalties from Astellas and RPS for sales in these territories.

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

Sales of our antiviral products, which include products in our HIV and liver diseases areas described above, were $22.8 billion in 2014, $9.3 billion in 2013 and $8.1 billion in 2012. This represented 91% of our total revenues in 2014, 83% of our total revenues in 2013 and 84% of our total revenues in 2012. Sales of our other products were $1.7 billion in 2014, $1.5 billion in 2013 and $1.3 billion in 2012. This represented 7% of our total revenues in 2014 and 13% of our total revenues in 2013 and 2012. See Item 7, Management's Discussion and Analysis and Item 8, Note 15 Segment Information in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Commercialization and Distribution
We have U.S. and international commercial sales operations, with marketing subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Panama, Poland, Portugal, Russia, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, the United Arab Emirates, the United Kingdom and the United States.
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
We sell and distribute Sovaldi, Atripla, Truvada, Harvoni, Complera, Stribild, Viread, Emtriva, Ranexa, Zydelig, Tybost and Hepsera and in the United States exclusively through the wholesale channel. Our product sales to three large wholesalers, Cardinal Health, Inc., McKesson Corp. and AmerisourceBergen Corp., each accounted for more than 10% of total revenues for each of the years ended December 31, 2014, 2013 and 2012. On a combined basis, in 2014, these wholesalers accounted for approximately 87% of our product sales in the United States and approximately 63% of our total worldwide revenues. Letairis and Cayston are distributed exclusively by specialty pharmacies. These specialty pharmacies dispense medications for complex or chronic conditions that require a high level of patient education and ongoing counseling. We sell and distribute Stribild, Eviplera, Atripla, Truvada, Sovaldi, Harvoni, Viread, Hepsera, Emtriva, Vitekta, Tybost and AmBisome in Europe and countries outside the United States, where the product is approved, either through our commercial teams, third-party distributors or corporate partners.
U.S. Patient Access
We make it a priority to increase access to our medicines for people who can benefit from them, regardless of their ability to pay. In the United States, our U.S. patient assistance programs help make our therapies accessible for uninsured individuals and those who need financial assistance. We also support programs for those unable to afford the co-payments associated with health insurance programs. Half of all patients taking our HIV medicines in the United States already receive them through federal and state programs at substantially discounted prices. We have a long history of working with state AIDS Drug Assistance Programs (ADAPs) to provide lower pricing for our HIV medicines. The price freeze we instituted for ADAPs in 2008 was extended in 2013 through the end of 2014, providing important support to these critical programs as they evolve in the changing U.S. healthcare environment.
Access in the Developing World
Through the Gilead Access Program, established in 2003, certain of our products for the treatment of HIV, HBV, HCV and visceral leishmaniasis are available at substantially reduced prices in the developing world. We deliver our medicines in these countries by working with regional business partners to distribute brand-name Truvada and Viread at prices that are based on a country's ability to pay and represent little or no profit to us. We also have partnerships with India-based companies to expand access to generic versions of our HIV and HCV medications in the least-developed countries of the world (see below).
We work closely with the World Health Organization and with non-governmental organizations to provide AmBisome for the treatment of leishmaniasis at a preferential price in resource limited settings. We support numerous clinical studies investigating the role of AmBisome to treat visceral and cutaneous leishmaniasis in developing countries through collaborations with organizations such as the Drugs for Neglected Diseases initiative and Médecins Sans Frontières. We also support clinical research studies aimed at identifying the best treatment course for visceral leishmaniasis and have donated AmBisome to support clinical studies assessing combination therapies and the cost-effectiveness of multiple visceral leishmaniasis treatment interventions. In December 2011, we signed a partnership agreement with the World Health Organization to donate 445,000 vials of AmBisome over five years. This donation is being used to treat more than 50,000 patients in resource limited countries.
We also support many clinical studies through the donation of our products to help define the best treatment strategies in developing world countries. For example, we donated tenofovir for the Centre for the AIDS Programme of Research in South Africa (CAPRISA) 004 microbicide trial, which assessed the effectiveness and the safety of a tenofovir-based microbicide gel for the prevention of HIV infection in South African women. We also provide drugs for a number of innovative international studies investigating whether Viread or Truvada can prevent HIV transmission among at-risk, uninfected adults. This is a HIV prevention strategy called pre-exposure prophylaxis or PrEP. With FDA approval for PrEP in 2012, Truvada became the first agent indicated for uninfected individuals to reduce the risk of acquiring HIV through sex.
We have also entered into a number of collaborations related to access to our products in the developing world, which include:

•
PharmaChem Acquisition Company Ltd (PharmaChem). In 2005, PharmaChem, one of our commercial manufacturing partners, established a facility in The Bahamas to manufacture tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread and one of the active pharmaceutical ingredients in Atripla and Truvada, including for resource limited countries through a cooperative effort with PharmaChem and the Grand Bahama Port Authority.

•
Aspen Pharmacare Holdings Ltd (Aspen). In 2005, we entered into a non-exclusive manufacturing and distribution agreement with Aspen, providing for the manufacture and distribution of Truvada and Viread for the treatment of HIV infection to certain developing world countries included in our Gilead Access Program. In 2007, we amended our agreement with Aspen. Under the amended agreement, Aspen retained the right to manufacture and distribute Truvada and Viread for the treatment of HIV infection in these developing world countries. Aspen has the right to purchase Truvada and Viread in unlabeled bottles from us for distribution in such countries, and also has the right to manufacture Truvada and Viread using active pharmaceutical ingredient that has been purchased by Aspen from suppliers approved by us. Aspen was also granted the right to manufacture and distribute generic versions of emtricitabine and tenofovir disoproxil fumarate, including versions of tenofovir disoproxil fumarate in combination with emtricitabine for the treatment of HIV infection. Aspen is required to pay us royalties on net sales of Truvada and Viread, as well as royalties on net sales of generic versions of tenofovir disoproxil fumarate, including versions of tenofovir disoproxil fumarate in combination with generic versions of emtricitabine that are manufactured and distributed by Aspen.

•
Licenses with Generic Manufacturers. We have entered into non-exclusive license agreements with Indian generic manufacturers, granting them rights to produce and distribute generic versions of tenofovir disoproxil fumarate for the treatment of HIV infection to low income countries around the world, which include India and many countries in our Gilead Access Program. The agreements require that the generic manufacturers meet certain national and international regulatory and quality standards and include technology transfers to enable expeditious production of large volumes of high quality generic versions of tenofovir disoproxil fumarate. In addition, these agreements allow for the manufacture of commercial quantities of both active pharmaceutical ingredient and finished product. In 2011, we expanded these non-exclusive license agreements to increase the number of countries included in the license, and also to include rights to cobicistat and elvitegravir, including generic versions of our combination product containing the four active ingredients of cobicistat, elvitegravir, tenofovir disoproxil fumarate and emtricitabine. We also included in these non-exclusive license agreements the ability to manufacture and distribute generic versions of tenofovir disoproxil fumarate for the treatment of HBV in the same countries where they are authorized to sell generic versions of tenofovir disoproxil fumarate for HIV. In 2012, we announced new collaborations with Indian partners to produce and distribute generic emtricitabine in the developing world, including single tablet regimens containing emtricitabine and fixed-dose combinations of emtricitabine co-formulated with our other HIV medicines. In 2014, we granted certain of our Indian partners direct licenses to produce and distribute generic tenofovir alafenamide in the developing world, including single tablet regiments containing emtricitabine and fixed-dose combinations of tenofovir alafenamide and emtricitabine co-formulated with our other HIV medicines. In 2014, we also entered into eight new collaborations with our Indian partners to produce and distribute generic versions of sofosbuvir and the fixed-dose combination of ledipasvir/sofosbuvir for distribution in 91 developing countries. In early 2015, we expanded our collaborations to allow our Indian partners to manufacture GS-5816 and the single tablet regimen of sofosbuvir/GS-5815, once approved.

•
Merck & Co., Inc. (Merck). In 2006, we entered into an agreement with an affiliate of Merck pursuant to which we and Merck provide Atripla at substantially reduced prices to HIV infected patients in developing countries in Africa, the Caribbean, Latin America and Southeast Asia. Under the agreement, we manufacture Atripla using efavirenz supplied by Merck, and Merck handles distribution of the product in the countries covered by the agreement. In 2008, we also entered into an agreement with Merck to commercialize Atripla in over 30 low-middle income countries, including Brazil, Egypt and Mexico.

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

•
Medicines Patent Pool (the MPP). In 2011, we entered into an agreement with the MPP, an organization that was established by the United Nations to increase global access to high-quality, low-cost antiretroviral therapy through the sharing of patents. We granted the MPP a non-exclusive license to identify generic pharmaceutical manufacturers in India who specialize in high-quality production of generic medicines and granted sublicenses to those Indian manufacturers to manufacture and distribute generic versions of our antiretrovirals in the developing world. Sublicensees through the MPP will be free to develop combination products and pediatric formulations of our HIV medicines. We also granted the MPP the right to grant sublicenses to generic versions of the single tablet regimen consisting of elvitegravir, cobicistat, tenofovir disoproxil fumarate and emtricitabine and to our product candidates, elvitegravir and cobicistat, to those same generic pharmaceutical manufacturers in India for distribution in the developing world. In 2014, we entered into a new agreement with the MPP to expand access to TAF for HIV and HBV to developing countries, contingent on the medicine’s U.S. regulatory approval. Under the agreement, the MPP can sub-license to generic drug companies in India and China the right to manufacture generic versions of products containing TAF, including fixed-dose combinations of TAF co-formulated with certain of our other HIV medicines and distribute such generic versions in 112 developing countries.

•
Janssen. In 2011, we expanded our agreement with Janssen to provide for distribution of Complera/Eviplera for the treatment of HIV in less developed countries. In 2014, the agreement was amended to include a product in clinical development containing Janssen’s rilpivirine and our emtricitabine and TAF.

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
Our HIV Products
The HIV landscape is becoming more competitive and complex as treatment trends continue to evolve. A growing number of HIV drugs are currently sold or are in advanced stages of clinical development. Competition from current and expected competitors may erode the revenues we receive from sales of our HIV products. Of the 39 branded HIV drugs available in the United States, our products primarily compete with the fixed-dose combination products in the nucleotide/nucleoside reverse transcriptase inhibitors (NRTI) class, including Combivir (lamivudine/zidovudine), Epzicom/Kivexa (abacavir/lamivudine) and Trizivir (abacavir/lamivudine/zidovudine), each sold by ViiV Healthcare (ViiV). These products compete with Stribild, Complera/Eviplera, Atripla and Truvada. For Tybost, we compete with ritonavir, marketed by AbbVie Inc. (AbbVie). Our HIV products also compete broadly with HIV products from AbbVie, Boehringer Ingelheim GmbH, Merck, Roche and Janssen. In addition, Tivicay (dolutegravir), an integrase inhibitor launched in 2013 by ViiV, and Triumeq (dolutegravir/abacavir/lamivudine), a single tablet antiretroviral regimen launched in the third quarter of 2014 by ViiV, could adversely impact sales of our HIV products.
We also face competition from generic HIV products. BMS's Videx EC (didanosine, ddI) became the first generic HIV product in the United States in 2004. GSK's Retrovir (zidovudine) faces competition in the United States as a result of the launch of generic zidovudine in 2005. BMS's Zerit (stavudine) faces competition in the United States as a result of the launch of generic stavudine in 2008. Epivir (lamivudine), marketed by ViiV, is competitive with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Atripla, Truvada, Complera/Eviplera and Stribild. In May 2010, the compound patent covering Epivir (lamivudine) itself expired in the United States, and generic lamivudine is now available in the United States, Spain, Portugal and Italy. We expect that generic versions of lamivudine will be launched in other countries within the European Union. In May 2011, a generic version of Combivir (lamivudine and zidovudine) was approved and was recently launched in the United States. In addition, in late 2011, generic tenofovir also became available in Turkey, which resulted in an increase in the rebate for Viread in Turkey. Generic efavirenz, the active pharmaceutical ingredient in Sustiva and a component of our Atripla, is now available in Canada and Europe and we expect competition from generic efavirenz in the United States in December 2017. This may put pricing pressure on our HIV products.
Our Liver Diseases Products
Our HCV products, Sovaldi and Harvoni, compete with AbbVie's Viekira Pak and Janssen's Olysio (simeprevir) in the United States.
Our HBV products, Viread and Hepsera, face significant competition from existing and expected therapies for treating patients with HBV, which may erode the revenues we receive from sales of our HBV products. Our HBV products face competition from Baraclude (entecavir), an oral nucleoside analog developed by BMS as well as generic entecavir. Our HBV products also compete with Tyzeka/Sebivo (telbivudine), an oral nucleoside analog developed by Novartis Pharmaceuticals Corporation (Novartis), and Epivir-HBV/Zeffix (lamivudine), which was developed by GSK in collaboration with Shire plc.
Viread and Hepsera for the treatment of HBV also compete with established immunomodulatory therapies, including Intron-A (interferon alfa-2b), which is sold by Merck in major countries throughout North and South America, Europe and Asia, and Pegasys (pegylated interferon alfa-2a), an injectable drug similar to Intron-A sold by Roche for the treatment of HBV.
Our Cardiovascular Products
Letairis competes directly with Tracleer (bosentan) and Opsumit (macitentan). Both drugs are sold by Actelion Pharmaceuticals US, Inc. Letairis also competes with Adcirca (tadalafil) from United Therapeutics Corporation.
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
Our Other Products
Zydelig competes with Imbruvica (ibrutinib) marketed by Pharmacyclics, Inc. for the treatment of relapsed CLL.
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

In 2007, Gilead Sciences Ireland Unlimited Company, our wholly-owned subsidiary formerly known as Gilead Sciences Limited, and BMS entered into a collaboration agreement under which we and BMS commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS's estimated net selling price of efavirenz in the European Territory. Starting in 2012, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the region. As of December 31, 2014 and 2013, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Consolidated Balance Sheets. The agreement will terminate upon the expiration of the last-to-expire patent which affords market exclusivity to Atripla or one of its components in the European Territory. In addition, starting December 31, 2013, either party may terminate the agreement for any reason and such termination will be effective two calendar quarters after notice of termination. The non-terminating party has the right to continue to sell Atripla and become the continuing party, but will be obligated to pay the terminating party certain royalties for a three-year period following the effective date of the termination. In the event the continuing party decides not to sell Atripla, the effective date of the termination will be the date Atripla is withdrawn in each country or the date on which a third party assumes distribution of Atripla, whichever is earlier.

•
Janssen. In 2009, we entered into a collaboration agreement with Janssen to develop and commercialize a fixed-dose combination of our Truvada and Janssen's rilpivirine. The agreement was amended in 2011, 2013 and 2014. The combination was approved in the United States and European Union in 2011 and is sold under the brand name Complera in the United States and Eviplera in the European Union. The 2014 amendment expanded the collaboration to include another single tablet regimen containing Janssen’s rilpivirine and our emtricitabine and tenofovir alafenamide (RFTAF). Under the agreement, Janssen granted us an exclusive license to Complera/Eviplera and RFTAF worldwide but has the right to distribute both combination products in 18 countries including Mexico, Russia and Japan. Neither party is restricted from combining its drugs with any other drug products except those which are similar to the components of Complera/Eviplera and RFTAF.

In December 2011, we recorded €72 million (approximately $100 million) in reimbursable research and development (R&D) expenses incurred by Janssen in the development of rilpivirine. This represented the maximum amount reimbursable under the terms of the agreement. We are responsible for manufacturing Complera/Eviplera and RFTAF and have the lead role in registration, distribution and commercialization of both products except in the countries where Janssen distributes. Janssen has exercised a right to co-detail the combination product in some of the countries where Gilead is the selling party.
The selling party sets the price of the products and the parties share revenues based on the ratio of the net selling prices of the party’s component(s), subject to certain restrictions and adjustments. We retain a specified percentage of Janssen’s share of revenues, up to 30% in major markets.
Either party may terminate the collaboration agreement with respect to a product and a country if the product is withdrawn from the market in such country or with respect to a product in all countries if the other party materially breaches the agreement with respect to a product. The agreement and the parties’ obligation to share revenues will expire on a product-by-product and country-by-country basis as Janssen patents providing exclusivity for the product expire or, if later, on the tenth anniversary of the commercial launch for such product. We may terminate the agreement without cause with respect to the countries where we sell the products in which case Janssen has the right to become the selling party for such country if the product has launched but has been on the market for fewer than 10 years.

•
Japan Tobacco. In 2005, we entered into a licensing agreement with Japan Tobacco, under which Japan Tobacco granted us exclusive rights to develop and commercialize elvitegravir, a novel HIV integrase inhibitor, in all countries of the world, excluding Japan, where Japan Tobacco retains such rights. Under the agreement, we are responsible for seeking regulatory approval in our territories and are required to use diligent efforts to commercialize elvitegravir-containing products for the treatment of HIV infection. We bear all costs and expenses associated with such commercialization efforts. Under the terms of the agreement, we paid an up-front license fee of $15 million and total milestone payments of $90 million for the achievement of certain clinical, regulatory and commercial objectives. Additionally, we are obligated to pay royalties based on any net sales of products containing elvitegravir in the territories where we market them. The agreement and our obligation to pay royalties to Japan Tobacco will terminate on a product-by-product basis as patents providing exclusivity for the product expire or, if later, on the tenth anniversary of the commercial launch for such product. We may terminate the agreement for any reason in which case the license granted by Japan Tobacco to us would terminate. Either party may terminate the agreement in response to a material breach by the other party.

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
Product Candidates for the Treatment of HIV

Product Candidates	Description
Marketing Application Pending
Single tablet regimen of elvitegravir, cobicistat, emtricitabine and TAF	A single tablet regimen of elvitegravir, cobicistat, emtricitabine and TAF is being evaluated for the treatment of HIV infection.
Products in Phase 3
Fixed-dose co-formulation of emtricitabine and TAF	A fixed-dose co-formulation of emtricitabine and TAF is being evaluated for the treatment of HIV infection.
Single tablet regimen of emtricitabine, rilpivirine and TAF	Under an agreement with Janssen, a single tablet regimen of emtricitabine, rilpivirine and TAF is being evaluated for the treatment of HIV infection.
Product Candidates for the Treatment of Liver Diseases

Product Candidates	Description
Products in Phase 3
Fixed-dose combination of sofosbuvir and GS-5816	A fixed-dose combination of sofosbuvir and GS-5816, a nucleotide NS5B inhibitor/pan-genotypic NS5A inhibitor, is being evaluated for the treatment of HCV.
TAF	TAF is a nucleotide reverse transcriptase inhibitor being evaluated for the treatment of HBV.
Products in Phase 2
Fixed-dose combination of GS-9857, sofosbuvir and GS-5816	GS-9857 is a pan-genotypic NS3 protease inhibitor being evaluated in combination with sofosbuvir and GS-5816 for the treatment of HCV.
GS-4774	GS-4774 is a Tarmogen T cell immunity stimulator being evaluated for the treatment of HBV.
GS-9620	GS-9620 is an oral TLR-7 agonist being evaluated as a potential cure of HBV.
Simtuzumab	Simtuzumab is a monoclonal antibody being evaluated for the treatment of liver fibrosis, NASH and primary sclerosing cholangitis.
Products in Phase 1
GS-4997	GS-4997 is an ASK-1 inhibitor being evaluated for the treatment of diabetic nephropathy and NASH.
GS-6637	GS-6637 is an ALDH-2 inhibitor being evaluated for the treatment of drug addiction.

Product Candidates for the Treatment of Oncology and Inflammation

Product Candidates	Description
Products in Phase 3
Idelalisib	Idelalisib is a PI3K delta inhibitor being evaluated for the treatment of iNHL and frontline and relapsed refractory CLL.
Momelotinib	Momelotinib is a JAK inhibitor being evaluated for the treatment of myelofibrosis.
Products in Phase 2
GS-9973	GS-9973 is a spleen tyrosine kinase (Syk) inhibitor being evaluated with hematological malignancies.
Idelalisib	Idelalisib is also being evaluated for the treatment of frontline iNHL.
Momelotinib	Momelotinib is also being evaluated for the treatment of pancreatic cancer.
Products in Phase 1
GS-4059	GS-4059 is a Bruton’s tyrosine kinase inhibitor being evaluated for B-cell malignancies.
GS-5745	GS-5745 is a MMP9 maB inhibitor being evaluated for the treatment of solid tumors and ulcerative colitis.
GS-9901	GS-9901 is a PI3K delta inhibitor being evaluated for the treatment of hematological malignancies.
Product Candidates for the Treatment of Cardiovascular Diseases

Product Candidates	Description
Products in Phase 3
Ranolazine
Ranolazine is a late sodium current inhibitor approved for the treatment of chronic angina, which is being evaluated for the treatment of incomplete revascularization post-percutaneous coronary intervention.

GS-6615	GS-6615 is a late sodium current inhibitor being evaluated for the treatment of LQT-3 Syndrome.
Products in Phase 2
Fixed-dose combination of ranolazine and dronedarone	A fixed-dose combination of ranolazine and dronedarone is being evaluated for the treatment of paroxysmal atrial fibrillation.
GS-4997	GS-4997 is also being evaluated for the treatment of pulmonary arterial hypertension.
GS-6615	GS-6615 is a late sodium current inhibitor being evaluated for the treatment of LQT-3 Syndrome and hypertrophic cardiomyopathy.
Product Candidates for the Treatment of Respiratory Diseases

Product Candidates	Description
Products in Phase 2
GS-5806	GS-5806 is an inhalable small molecule antiviral fusion inhibitor being evaluated for the treatment of respiratory syncytial virus.
Simtuzumab	Simtuzumab is also being evaluated for the treatment of idiopathic pulmonary fibrosis.
In total, our R&D expenses for 2014 were $2.9 billion compared with $2.1 billion for 2013 and $1.8 billion for 2012. In addition to our internal discovery and clinical development programs, we seek to add to our portfolio of products through product acquisitions, licenses and collaborations.
In December 2014, we entered into an exclusive license agreement with ONO Pharmaceutical Co., Ltd. for the development and commercialization of ONO-4059 (now known as GS-4059), an oral Bruton’s tyrosine kinase inhibitor for the treatment of B-cell malignancies and other diseases. In December 2014, we entered into an agreement with Phenex

Pharmaceuticals AG (Phenex) under which we acquired Phenex’s Farnesoid X Receptor program comprised of small molecule FXR agonists for the treatment of liver diseases including NASH.
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

Phase 3 Product Candidates	Patent Expiration
Product Candidates for the Treatment of HIV	U.S.	E.U.
Single tablet regimen of elvitegravir, cobicistat, emtricitabine and TAF	2029	(2027)
Single tablet regimen of emtricitabine and TAF	2022	(2021)
Single tablet regimen of darunavir, cobicistat, emtricitabine and TAF	2029	(2027)
Single tablet regimen of emtricitabine, rilpivirine and TAF	2023	2022

Product Candidates for the Treatment of Liver Diseases
Single tablet regimen of sofosbuvir and GS-5816 for the treatment of HCV	2030	(2032)
Single agent TAF for the treatment of HBV	2022	(2021)

Product Candidates for the Treatment of Oncology/Inflammation
Idelalisib for the treatment of iNHL and frontline and relapsed refractory CLL	2025	(2025)
Momelotinib for the treatment of myelofibrosis	2030	(2028)
Product Candidates for the Treatment of Cardiovascular Diseases
Ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention and the treatment of type II diabetes	2019	2023
GS-6615 for the treatment of LQT-3 Syndrome	2032	(2032)

Dates in parentheses reflect the estimated expiration date of patents which may issue from currently pending applications. The estimated expiration dates do not include any potential additional exclusivity (e.g., patent term extension, supplementary protection certificates or pediatric exclusivity) that has not yet been granted.

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

Products	Patent Expiration
	U.S.	E.U.
Hepsera	2014	2016
AmBisome	2016	2008
Macugen	2017	2017
Tamiflu	2017	2016
Letairis	2018	2020
Viread	2018*	2018
Ranexa	2019**	2023
Atripla	2021	2018
Cayston	2021	2021
Emtriva	2021	2016
Truvada	2021	2018
Lexiscan	2022	2025
Complera/Eviplera	2023	2022
Vitekta	2023	2023
Zydelig	2025	2025
Sovaldi	2029	2028
Stribild	2029	2027
Tybost	2029	2027
Harvoni	2030	(2030)

Dates in parentheses reflect the estimated expiration date of patents which may issue from currently pending applications. The estimated expiration dates do not include any potential additional exclusivity (e.g., patent term extension, supplementary protection certificates or pediatric exclusivity) that has not yet been granted.

*
In 2013, Gilead and Teva Pharmaceuticals (Teva) reached an agreement in principle to settle the ongoing patent litigation concerning the four patents that protect tenofovir disoproxil fumarate in our Viread, Truvada and Atripla products. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017.

**
In 2013, Gilead and Lupin Limited (Lupin) reached an agreement to settle the patent litigation prior to issuance of the court’s decision. Under the agreement, Lupin will be allowed to launch a generic version of Ranexa on February 27, 2019.

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
Patents covering certain of the active pharmaceutical ingredients of Atripla, Truvada, Complera/Eviplera, Stribild, Letairis, Emtriva, Hepsera and Vitekta are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties. Patents do not cover the ranolazine compound, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained-release formulation of ranolazine would achieve therapeutic plasma levels, patents were obtained on those formulations and the characteristic plasma levels they achieve. Patents do not cover the active ingredients in AmBisome.
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

It is also important that we do not infringe the valid patents of third parties. If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of a body of patents that may relate to our operation of Letairis Education and Access Program (LEAP), our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir and the use of the combination of sofosbuvir and ledipasvir.
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
Our pending patent applications and the patent applications filed by our collaborative partners may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing compounds or products that are closely related to those which we have developed or are developing. In addition, certain countries in South America, Africa and Asia, including Brazil and China, do not provide effective enforcement of our patents, and third-party manufacturers may be able to sell generic versions of our products in those countries.
Litigation Regarding Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the HCV. In December 2013, we received FDA approval of sofosbuvir, now known commercially as Sovaldi. In October 2014, we also received approval of the fixed-dose combination of ledipasvir and sofosbuvir, now known commercially as Harvoni. We have received a number of intellectual property claims regarding sofosbuvir. We have carefully considered these claims both prior to and following the acquisition and believe they are without merit.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combination of ledipasvir and sofosbuvir (Harvoni). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Sovaldi or Harvoni. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of Sovaldi and Harvoni. We cannot predict the ultimate outcome of intellectual property claims related to Sovaldi or Harvoni, and we have spent, and will continue to spend, significant resources defending against these claims.
If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Sovaldi and/or Harvoni, we could be prevented from selling these products unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ‘572 patent) and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trial and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application granted as

Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed in the First Idenix Interference. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. On January 16, 2015 the Board issued a decision in favor of Gilead in the first phase of the Second Idenix Interference. The Board decided that we were first to file the patent application on the disputed methods of treating HCV, designated Gilead as the senior party in the Second Idenix Interference, and invalidated the patent claims of the Idenix ‘600 patent that are involved in the Second Idenix Interference. As the senior party, we are presumed to be the first to have invented the disputed methods of treating HCV. Because Idenix failed to teach how to make and use the invention in its ‘600 patent, the Board invalidated the Idenix claims involved in the Second Idenix Interference for lack of enablement. The Board has also placed Idenix under an Order to Show Cause requiring Idenix to explain why judgment should not be entered against it in the Second Idenix Interference based upon the decision by the Board in the First Idenix Interference. The decision in the Second Idenix Interference is consistent with the Board’s earlier rulings in March 2013 and January 2014 in the First Idenix Interference in which Gilead was declared the senior party and the first to invent certain 2’-fluoro, methyl nucleoside compounds. These compounds are relevant to the methods of treating HCV at issue in the Second Idenix Interference.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ‘572 patent involved in the First Idenix Interference, is invalid. A trial on these issues commenced in January 2015.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's Norwegian patent corresponding to the ‘600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ‘572 patent. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal. The appeal from the March 2014 decision is scheduled to commence in February 2016.
In August 2013 and April 2014, Idenix filed two separate requests for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our '572 patent. In August 2014 Idenix withdrew its invalidation requests and the Chinese proceedings were terminated with our challenged patent remaining valid and enforceable.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia will infringe the Australian patent corresponding to the ‘600 patent. A trial on these issues is scheduled to commence in September 2015 in Sydney. On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi in those countries would infringe the respective national counterparts of the ‘489 patent. In the United Kingdom, a trial was held in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all claims of the ‘489 patent on multiple grounds. Specifically, the UK Court held that the ‘489 patent lacked novelty over our earlier filed patent application teaching some of the same compounds, the ’489 patent lacked an inventive step because it did not add anything to the knowledge existing at the time and the disclosure in the Idenix’s patent application was insufficient because it did not teach how to make the compounds or show which of the claimed compounds would have activity against viruses like the hepatitis C virus. On January 22, 2015, the UK Court held a hearing at which the court ordered Idenix to pay 92% of Gilead’s costs, with an interim payment due within 28 days of the hearing. The UK Court granted Idenix permission to appeal the December 1, 2014 judgment. On February 3, 2015, the German court in Düsseldorf held a hearing to determine the issue of infringement of the Idenix German patent. We expect a decision in mid-March 2015. We do not have a trial date for the French lawsuit.
Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court in Massachusetts granted our request and transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. The district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).
Idenix was acquired by Merck in August 2014. While the acquisition does not change our view of the lack of merit in the claims made by Idenix, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
Litigation with Merck

In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and are not infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. In August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir with the apparent goal of ultimately extracting royalty payments for sofosbuvir’s commercialization, or eliminating competition by excluding it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC. The court has set a trial date of March 7, 2016 for this lawsuit.
Litigation with AbbVie, Inc. (AbbVie)

AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (AbbVie Patents) which purport to cover the use of a combination of ledipasvir/sofosbuvir (or Harvoni) for the treatment of HCV. Gilead is aware that AbbVie has pending patent applications in the United States and other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of ledipasvir and sofosbuvir. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.

Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie Patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of ledipasvir/sofosbuvir. In February and March 2014, AbbVie responded to our lawsuit by filing two lawsuits also in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of ledipasvir/sofosbuvir will infringe its patents. All of those lawsuits have been consolidated into a single action. In the United States, either party can appeal a decision by the District Court to the CAFC. The AbbVie Patents have not blocked or delayed the commercialization of our combination product in the United States or Europe. We do not expect any other foreign patents to block or delay the commercialization around the world. If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products.

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
Tenofovir Disoproxil Fumarate, Emtricitabine and Fixed-dose Combination of Emtricitabine, Tenofovir Disoproxil Fumarate and Efavirenz
In 2008 and 2009, we received notices that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In April 2013, we and Teva reached an agreement to settle the ongoing patent litigation concerning the patents that protect tenofovir disoproxil fumarate in Atripla, Truvada and Viread. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. In April 2014, we and Teva entered into an agreement to settle the ongoing patent litigation concerning the emtricitabine patents that protect Atripla and Truvada. Terms of the settlement are confidential.
In November 2011, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS.
In December 2011, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck's patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In February 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS. In August 2012, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic version of Viread. In the notice, Teva alleges that two patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Viread, Truvada, and Atripla. In September 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS. Also in August 2012, Teva filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. We are currently defending that Impeachment Action. The requests for orders of prohibition in connection with all three of Teva’s ANDS filings (for Teva’s generic versions of Viread, Truvada and Atripla) were consolidated and in December 2013, the court issued our requested order prohibiting the Canadian Minister of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patent in July 2017. Teva has appealed that decision. That decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Minister of Health should be prohibited from issuing the Notices of Compliance for Teva’s products. Separately, the court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for September 2016. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
In 2012, we received notice that Lupin Limited (Lupin) submitted an ANDA to the FDA requesting permission to manufacture and market generic versions of Truvada and Viread. In May 2014, Lupin amended its ANDAs to certify that it is no longer seeking approval to market generic versions of Truvada and Viread prior to the expiration of the four patents associated with tenofovir disoproxil fumarate in January 2018 (including pediatric exclusivity). In September 2014, we reached agreement with Lupin to settle the lawsuit related to the emtricitabine patents that protect Truvada and Atripla. Terms of the settlement are confidential.
In July 2012, we received notice that Cipla Ltd. (Cipla) submitted an ANDA to the FDA requesting permission to manufacture and market generic versions of Emtriva and Viread. In July 2014, we and Cipla reached agreement to settle those lawsuits. Terms of the settlement are confidential.
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
In June 2014, we received notice that Mylan Inc. submitted petitions for Inter Partes Review (IPR) to the Board alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We opposed Mylan’s petitions. In December 2014, the USPTO Patent Trial and Appeal Board (PTAB) issued decisions denying each of Mylan’s petitions for IPR against the tenofovir disoproxil fumarate-associated patents on the grounds that Mylan had not established a reasonable likelihood of success that it would prevail in its challenge to each of these patents. Mylan has requested rehearing on the basis that it believes the PTAB decision is wrong.
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
Ranolazine
In 2010, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of sustained-release ranolazine. In August 2013, the parties reached agreement to settle the patent litigation prior to issuance of the court’s decision. Under the agreement, Lupin will be allowed to launch a generic version of Ranexa on February 27, 2019.
Tamiflu
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with oseltamivir phosphate is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and Roche filed a lawsuit against Natco in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche that our patent is not invalid for the reason stated in Natco's notice letter. Natco appealed this decision to the CAFC which issued its decision on April 22, 2014 allowing Natco’s patent invalidity challenge to proceed and remanding to the District Court of New Jersey for a full trial on the merits. On June 30, 2014, we filed a petition for rehearing en banc with the CAFC, which was subsequently denied. We have filed a petition for certiorari to the Supreme Court of the United States and are concurrently proceeding before the District Court.
Letairis
In August 2014, Natco filed a complaint with the U. S. District Court for the District of Minnesota against Gilead and Express Scripts Holding Co., a specialty pharmacy that distributes our Letairis product. We distribute Letairis pursuant to an FDA-mandated Risk Evaluation and Mitigation Strategies (REMS) program. Natco alleges that Gilead, independently and together with Express Scripts, denied Natco access to samples of Letairis, which Natco claims it needs in order to conduct bioequivalence testing and file an ANDA. According to Natco, our conduct therefore violates antitrust laws. Natco is seeking damages and an order restraining Gilead from limiting distribution of Letairis to Natco through use of the REMS program.

In November 2014, Zydus Pharmaceuticals (USA) Inc. (Zydus) and Cadila Healthcare Limited (Cadila) filed a complaint with the U.S. District Court for the District of New Jersey against us relating to Letairis sales. We distribute Letairis pursuant to the REMS program. Zydus and Cadila allege that we denied them access to samples of Letairis, which they claim they need in order to conduct bioequivalence testing and file an ANDA. According to Zydus and Cadila, our conduct therefore violates antitrust laws. Zydus and Cadila are seeking damages and an order enjoining Gilead to provide Zydus with samples of Letairis.

In February 2015, we received notice that Watson Laboratories, Inc. (Watson) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, Watson alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by Watson's manufacture, use or sale of a generic version of Letairis. We are currently evaluating Watson's notice and will file a patent infringement lawsuit as necessary to protect the exclusivity of the product.
Lexiscan

In December 2014, Astellas informed us that they had received notice that Apotex submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Lexiscan. In the notice, Apotex alleges that one of the patents associated with regadenoson is invalid, unenforceable and/or will not be infringed by Apotex’s manufacture, use or sale of a generic version of Lexiscan. Because Apotex has not challenged several of the patents associated with regadenoson, Apotex product would not be eligible for final approval until expiry of the patents that have not been challenged. We and Astellas have the opportunity to file a patent infringement lawsuit against Apotex in the future should we decide that it is necessary to protect the exclusivity of the product.

We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Viread, Lexiscan and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
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
Manufacturing and Raw Materials
Our manufacturing strategy is to contract with third parties to manufacture the majority of our active pharmaceutical ingredients and solid dose products. We also rely on our corporate partners to manufacture certain of our products. Additionally, we own or lease manufacturing facilities in Foster City, San Dimas and Oceanside, California; Edmonton, Alberta, Canada and Cork, Ireland, where we manufacture certain products and active pharmaceutical ingredients for clinical and commercial uses.
Manufacturing of our Products
We contract with third parties to manufacture certain products for clinical and commercial purposes, including Sovaldi, Atripla, Truvada, Harvoni, Complera/Eviplera, Stribild, Viread, Emtriva, Hepsera, Tybost, Vitekta, Ranexa, AmBisome, Zydelig and Cayston. We generally use multiple third-party contract manufacturers to manufacture the active pharmaceutical ingredients in our products. We are the exclusive manufacturer of idelalisib, the active pharmaceutical ingredient in Zydelig, and ambrisentan, the active pharmaceutical ingredient of Letairis, although another supplier is qualified to make the active pharmaceutical ingredient in Letairis.
We also rely on third-party contract manufacturers to manufacture our tablet or capsule products. For example, we use multiple third-party contract manufacturers to tablet Sovaldi, Atripla, Truvada, Harvoni, Complera/Eviplera, Stribild, Viread, Hepsera, Tybost, Vitekta, Letairis, Zydelig and Ranexa, and Emtriva encapsulation is also completed by third-party contract manufacturers.
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

For our future products, we continue to develop additional manufacturing capabilities and establish additional third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any product that is approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future products, our ability to conduct large scale clinical trials and meet customer demand for commercial products will be adversely affected. In addition, we rely on third-party contract manufacturers to manufacture our aseptic products such as AmBisome and Cayston.
Our Manufacturing Facilities
At our San Dimas, California manufacturing facility, we package and label solid dosage oral form products, including Sovaldi, Atripla, Truvada, Harvoni, Complera/Eviplera, Stribild, Viread, Ranexa, Zydelig and Emtriva, and label Hepsera at our facilities in San Dimas. We manufacture AmBisome and Cayston at our San Dimas facility. We depend on a single supplier for the high quality cholesterol and the active pharmaceutical ingredient used in the manufacture of AmBisome. Because we are the exclusive supplier of key drug product intermediates of AmBisome, in the event of a disaster, including an earthquake, equipment failure or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome to meet market needs.
We utilize our Cork, Ireland facility primarily for solid dose tablet manufacturing of certain of our antiviral products, as well as product packaging activities. We package and label drug product for Sovaldi, Atripla, Truvada, Harvoni, Complera/Eviplera, Stribild, Viread, Tybost and Vitekta and label Hepsera and Emtriva at our facilities in Cork, Ireland. We also perform quality control testing, final labeling and secondary packaging of both AmBisome and Cayston and final release of many of our products for the European Union and elsewhere at this facility. We distribute our products to the European Union and other international markets from our Dublin, Ireland site.
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
Our Oceanside, California facility is designed and equipped to produce biologic compounds for toxicological, Phase 1 and Phase 2 clinical studies. We use the facility for the process development and manufacture of simtuzumab, an investigational monoclonal antibody candidate in development for treatment of certain cancers and respiratory diseases and other biologics.
Third-party Manufacturers
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

Regulation of Manufacturing Process
The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We, our third-party manufacturers and our corporate partners are subject to current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by the FDA and the European Medicines Agency (EMA). Similar regulations are in effect in other countries.
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in April 2013, the FDA conducted an inspection of our Foster City facility and issued Form 483 Inspectional Observations, which noted deficiencies in documentation and validation of certain quality testing procedures and methods. As a result of the observations, the FDA delivered Complete Response Letters notifying us that it was unable to approve our NDAs for elvitegravir and cobicistat as standalone agents. In mid-October 2013, the FDA completed its sofosbuvir pre-approval inspection of our Foster City facility. Following that inspection, the FDA issued additional Form 483 Inspectional Observations citing deficiencies related to testing and reconciliation of stability samples, testing protocols, testing of shipping samples, and procedures for calibrating test equipment. We completed and filed our responses to these observations with the FDA. In 2014, we received a letter from FDA related to the extent of method revalidations being conducted, stability program oversight, audit trail review/data management and Quality Management System gaps. We have filed our responses to these observations with the FDA. If we are unable to remedy the deficiencies cited by the FDA in these inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. If approval of any of our product candidates were delayed or if production of our marketed products was interrupted, our anticipated revenues and our stock price would be adversely affected.
Access to Supplies and Materials
We need access to certain supplies and products to manufacture our products. If we are unable to purchase sufficient quantities of these materials or find suitable alternate materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture our products would be limited, which would limit our ability to generate revenues. For example, a significant portion of the raw materials and intermediates used to manufacture our antiviral products (Sovaldi, Atripla, Truvada, Harvoni, Complera/Eviplera, Stribild, Viread, Emtriva, Tybost and Vitekta) are supplied by China-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our HIV and HCV products to meet market needs and have a material and adverse effect on our operating results.
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

FDA Approval Process
When we believe that the data from our clinical trials show an adequate level of safety and efficacy, we submit the appropriate filing, usually in the form of an NDA or supplemental NDA, with the FDA seeking approval to sell the drug candidate for a particular use. The FDA may hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug candidate. This committee makes a recommendation to the FDA that is not binding but is generally followed by the FDA. If the FDA agrees that the compound has met the required level of safety and efficacy for a particular use, it will allow us to sell the drug candidate in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug candidate is not safe enough or efficacious enough or because it does not believe that the data submitted is reliable or conclusive.
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
Drugs that treat serious or life threatening diseases and conditions that are not adequately addressed by existing drugs, and for which the development program is designed to address the unmet medical need, may be designated as fast track candidates by the FDA and may be eligible for accelerated and priority review. Drugs for the treatment of HIV infection that are designated for use under the U.S. President's Emergency Plan for AIDS Relief may also qualify for an expedited or priority review. Sovaldi, Atripla, Truvada, Harvoni, Viread, Complera, Stribild, Viread and Zydelig received accelerated approval and priority reviews. Drugs receiving accelerated approval must be monitored in post-marketing clinical trials in order to confirm the safety and benefits of the drug.

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
Pricing and Reimbursement
Successful commercialization of our products depends, in part, on the availability of governmental and third-party payer reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, which has resulted in lower average selling prices.
In the United States, a significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In the HCV area, we have experienced increased pricing pressure and in certain cases, have provided significant discounts or rebates to private and public payers in order to obtain formulary status. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may impact our anticipated revenues. We also expect pricing pressure in the HCV market to continue. In addition, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. In the past, we have experienced a shift in our payer mix for HIV as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. In prior quarters, because of the insufficiency of federal and state funds and as many states reduced eligibility criteria, we saw an increase in the number of patients on state ADAP waitlists, and we may see similar increases in future periods as a result of any reduction in federal and state ADAP support resulting from the sequestration. Until these patients are enrolled in an ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.
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
Recently, many countries in the European Union have increased the level of discounting required on our products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. Some countries have instituted clawbacks and enacted taxes on specific products. As generic drugs come to market, we may face price decreases for our products in some countries in the European Union. Further, cost containment pressures in the European Union, especially in Southern Europe, could lead to delays in the treatment of patients and also delay pricing approval, which could negatively impact the commercialization of new products.
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

•
we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the Branded Prescription Drug fee (the BPD fee)), of $3.0 billion for 2014, calculated based on select government sales during the 2012 calendar year as a percentage of total industry government sales.

The amount of the annual industry fee imposed on the pharmaceutical industry as a whole will be $3.0 billion in 2014 through 2016, increase to $4.0 billion in 2017, increase to a peak of $4.1 billion in 2018, and then decrease to $2.8 billion in 2019 and thereafter. We expect our portion of the BPD fee to increase as our revenues grow and as the amount of the annual industry fee increases through 2018 and drug patents expire on major drugs of other companies. In addition, during the third quarter of 2014, the Internal Revenues Service (IRS) issued final regulations which indicated that a manufacturer’s obligation to pay its portion of the BPD fee in any given calendar year is triggered by the qualifying sales in the previous year, instead of the first qualifying sale in the current calendar year. As a result of the final IRS regulations, we were required to recognize our 2014 fee of $460 million and 2013 fee of $142 million in our 2014 Consolidated Statement of Income. Our BPD fees were approximately $590 million, $110 million and $85 million in 2014, 2013 and 2012, respectively. The BPD fee is not tax deductible. Further, even though not addressed in the healthcare reform legislation, discussions continue at the federal level on legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers or set minimum requirements for Medicare Part D pricing.
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
Employees
As of January 31, 2015, we had approximately 7,000 full-time employees. We believe we have good relations with our employees.
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
Transactions with Iran
We did not have any transactions with Iran during 2014 that would require disclosure in this Annual Report on Form 10-K.

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
A substantial portion of our revenues is derived from sales of products to treat HCV and HIV. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.
During the year ended December 31, 2014, sales of Sovaldi and Harvoni for the treatment of HCV, accounted for approximately 50% of our total product sales. Since Sovaldi and Harvoni were only recently launched, we cannot be certain if 2014 sales of our HCV products are indicative of future sales. With the approval of a competitor’s HCV product in December 2014 and the potential entry of other competitive products, we cannot predict whether, and to what extent, our HCV revenues may be adversely affected in the future. As a result of the launch of a competing regimen, we have experienced, and may continue to experience, increased pricing pressure. In certain cases, we have provided significant discounts or rebates to public and private payers in order to obtain formulary status or to expand access for patients to our HCV products. In addition, future sales of Sovaldi and Harvoni are difficult to estimate because demand depends in part on the extent of reimbursement of our HCV products by private and public payers in the United States and countries outside the United States. In light of the continued fiscal and debt crises experienced by several countries in the European Union, several governments have announced or implemented measures to manage healthcare expenditures. We continue to experience pricing pressure such as increases in the amount of discounts required on our products and delayed reimbursement which could negatively impact our future product sales and results of operations. Also, private and public payers can choose to exclude Sovaldi or Harvoni from their formulary or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for, and revenues of, Sovaldi and Harvoni. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. If we are unable to maintain the current or expected future sales levels of Sovaldi and Harvoni or obtain approval or reimbursement for our HCV product candidates in the currently anticipated timelines, our results of operations and stock price could be negatively affected.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, particularly our single tablet regimen products, Atripla, Complera/Eviplera and Stribild. During the year ended December 31, 2014, sales of our HIV products accounted for more than 40% of our total product sales. Most of our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Atripla, Complera/Eviplera and Stribild, for any number of reasons including, but not limited to, the following:

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
If we do not introduce new products to market or increase sales of our existing products, we will not be able to increase or maintain our total revenues nor continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, we recently announced results from our Phase 2 study of simtuzumab for the treatment of pancreatic cancer, myelofibrosis and colorectal cancer showing that the product candidate did not provide clinical benefit.
In June 2014, we submitted a NDA with Japan’s Pharmaceutical and Medical Devices Agency (PMDA) for approval of sofosbuvir for the treatment of HCV and in September 2014, we submitted a NDA with the PMDA for approval of the fixed-dose combination of ledipasvir and sofosbuvir. In the fourth quarter of 2014, we filed our marketing applications for approval of the single tablet regimen of elvitegravir, cobicistat, emtricitabine and TAF for the treatment of HIV-1 infection in adults in the United States and European Union. These marketing applications may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products.
Our inability to accurately predict demand for our products, the uptake of new products or the timing of fluctuations in the inventories maintained by customers makes it difficult for us to accurately forecast sales and may cause our revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, our HCV products, Sovaldi and Harvoni, represent a significant change in the treatment paradigm for HCV-infected patients due to the shortened duration of treatment and the reduction or elimination of the need for pegylated interferon injection and ribavirin in certain patient populations. Because these products are in a new therapeutic area for us and product demand is dependent on a number of factors, revenues from these products in 2015 and beyond are difficult for us and investors to estimate. Demand for Sovaldi and Harvoni will depend in part on the extent of reimbursement of our HCV products by private and public payers in the United States and countries outside the United States. Private and public payers can choose to exclude Sovaldi or Harvoni from their formulary or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for and revenues of Sovaldi and Harvoni. Also, because our HCV products represent a significant change in the treatment paradigm of HCV infection and in light of the launch of a competitor’s regimen, sales levels or prescription growth rates early in the launch may not be indicative of future sales. As a result of the launch of a competing regimen, we have experienced increased pricing pressure in the United States and in certain cases, have provided significant discounts to private and public payers in order to obtain formulary status or to expand access for patients to our HCV products. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may negatively impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual revenues. To the extent our HCV product revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
In the year ended December 31, 2014, approximately 87% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., McKesson Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2013, strong wholesaler and sub-wholesaler purchases of our HIV products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2014. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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

The amount of the annual industry fee imposed on the pharmaceutical industry as a whole will be $3.0 billion in 2014 through 2016, increase to $4.0 billion in 2017, increase to a peak of $4.1 billion in 2018, and then decrease to $2.8 billion in 2019 and thereafter. We expect our portion of the BPD fee to increase as our revenues grow and as the amount of the annual industry fee increases through 2018 and drug patents expire on major drugs of other companies. In addition, during the third quarter of 2014, the Internal Revenues Service (IRS) issued final regulations which indicated that a manufacturer’s obligation to pay its portion of the BPD fee in any given calendar year is triggered by the qualifying sales in the previous year, instead of the first qualifying sale in the current calendar year. As a result of the final IRS regulations, we were required to recognize our 2014 fee of $460 million and 2013 fee of $142 million in our 2014 Consolidated Statement of Income. Our BPD fees were approximately $590 million, $110 million and $85 million in 2014, 2013 and 2012, respectively. The BPD fee is not tax deductible. Further, even though not addressed in the healthcare reform legislation, discussions continue at the federal level on legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers or set minimum requirements for Medicare Part D pricing.
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
Successful commercialization of our products depends, in part, on the availability of governmental and third-party payer reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, which has resulted in lower average selling prices.
A significant portion of our sales of the majority of our products are subject to significant discounts from list price and rebate obligations. In the United States, state ADAPs, which purchase a significant portion of our HIV products, rely on federal, supplemental federal and state funding to help fund purchases of our products. In the past, we have experienced a shift in our payer mix for HIV as patients previously covered by private insurance move to public reimbursement programs that require rebates or discounts from us or as patients previously covered by one public reimbursement program move to another public reimbursement program that requires greater rebates or discounts from us. If federal and state funds are not available in amounts sufficient to support the number of patients that rely on ADAPs, sales of our HIV products could be negatively impacted which would reduce our revenues. In prior quarters, because of the insufficiency of federal and state funds and as many states reduced eligibility criteria, we saw an increase in the number of patients on state ADAP waitlists, and we may see similar increases in future periods as a result of any reduction in federal and state ADAP support resulting from the sequestration. Until these patients are enrolled in an ADAP, they generally receive product from industry-supported patient assistance programs or are unable to access treatment. The increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our product sales and profitability. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.
We have also experienced increased pricing pressure in the United States and in certain cases, have provided discounts to private payers in order to obtain formulary status or to expand access for patients to our HCV products. See also our risk factor "A substantial portion of our revenues is derived from sales of products to treat HCV and HIV. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected."
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
Recently, many countries in the European Union have increased the level of discounting required on our products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. Some countries have instituted clawbacks and enacted taxes on specific products. As generic drugs come to market, we may face price decreases for our products in some countries in the European Union. Further, cost containment pressures in the European Union, especially in Southern Europe, could lead to delays in the treatment of patients and also delay pricing approval, which could negatively impact the commercialization of new products.
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
Approximately 26% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.
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
Our HCV products, Sovaldi and Harvoni, compete with a product marketed by AbbVie Inc. (Abbvie) and Janssen R&D Ireland's Olysio (simeprevir) in the United States.
Our HIV products compete primarily with products from ViiV Healthcare (ViiV), which markets fixed-dose combination products that compete with Stribild, Complera/Eviplera, Atripla and Truvada. For example, lamivudine, marketed by this joint venture, competes with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Complera/Eviplera, Atripla and Truvada. For Tybost, we compete with ritonavir marketed by AbbVie. In addition, Tivicay (dolutegravir), an integrase inhibitor, launched in the fourth quarter of 2013 by ViiV, and Triumeq, a single-tablet triple-combination antiretroviral regimen, launched in the third quarter of 2014 by ViiV, could adversely impact sales of our HIV products.
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
For Viread and Hepsera for treatment of chronic hepatitis B virus (HBV) infection, we face competition from Baraclude (entecavir) marketed by Bristol-Myers Squibb Company as well as generic entecavir. Our HBV products also compete with Tyzeka/Sebivo (telbivudine) marketed by Novartis Pharmaceuticals Corporation (Novartis).
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
In relapsed chronic lymphocytic leukemia, Zydelig competes with Imbruvica (ibrutinib) marketed by Pharmacyclics, Inc.
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA, the EMA and comparable regulatory agencies in other countries. We are continuing clinical trials for Sovaldi, Atripla, Truvada, Harvoni, Complera/Eviplera, Stribild, Viread, Emtriva, Hepsera, Tybost, Vitekta, Letairis, Ranexa, Cayston and Zydelig for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.
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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. For example, we recently announced results from our

Phase 2 study of simtuzumab for the treatment of pancreatic cancer, myelofibrosis and colorectal cancer showing that the product candidate did not provide clinical benefit. In addition, we may also face challenges in clinical trial protocol design.
If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including the fixed-dose combination of sofosbuvir and GS-5816 for HCV; the fixed-dose combination of emtricitabine with TAF for HIV; idelalisib for the treatment of indolent non-Hodgkin lymphoma and frontline and relapsed refractory chronic lymphocytic leukemia; momelotinib for the treatment of myelofibrosis, ranolazine for the treatment of incomplete revascularization post-percutaneous coronary intervention; GS-6615 for the treatment of LQT-3; and TAF as a standalone agent, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
Due to our reliance on third-party contract research organizations to conduct our clinical trials, we are unable to directly control the timing, conduct, expense and quality of our clinical trials.
We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third-party contract research organizations (CROs) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs' processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected.
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

In addition, Letairis and Cayston are distributed through third-party specialty pharmacies, which are pharmacies specializing in the dispensing of medications for complex or chronic conditions that may require a high level of patient education and ongoing counseling. The use of specialty pharmacies requires significant coordination with our sales and marketing, medical affairs, regulatory affairs, legal and finance organizations and involves risks, including but not limited to risks that these specialty pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, patient data or safety complaints;

•	not effectively sell or support Letairis or Cayston;

•	not devote the resources necessary to sell Letairis or Cayston in the volumes and within the time frames that we expect;

•	not be able to satisfy their financial obligations to us or others; or

•	cease operations.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in "Legal Proceedings" beginning on page 47 and risk factor entitled "Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 42.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. See a description of our litigation regarding sofosbuvir in the risk factor entitled "If any party is successful in establishing exclusive rights to Sovaldi and/or Harvoni, our expected revenues and earnings from the sale of Sovaldi and/or Harvoni could be adversely affected" beginning on page 38.
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
If any party is successful in establishing exclusive rights to Sovaldi and/or Harvoni, our expected revenues and earnings from the sale of Sovaldi and/or Harvoni could be adversely affected.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combination of ledipasvir and sofosbuvir (Harvoni). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Sovaldi or Harvoni. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of Sovaldi and Harvoni. We cannot predict the ultimate outcome of intellectual property claims related to Sovaldi or Harvoni, and we have spent, and will continue to spend, significant resources defending against these claims. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Sovaldi and/or Harvoni, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.

Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ‘572 patent) and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trial and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application granted as Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed in the First Idenix Interference. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. On January 16, 2015 the Board issued a decision in favor of Gilead in the first phase of the Second Idenix Interference. The Board decided that we were first to file the patent application on the disputed methods of treating HCV, designated Gilead as the senior party in the Second Idenix Interference, and invalidated the patent claims of the Idenix ‘600 patent that are involved in the Second Idenix Interference. As the senior party, we are presumed to be the first to have invented the disputed methods of treating HCV. Because Idenix failed to teach how to make and use the invention in its ‘600 patent, the Board invalidated the Idenix claims involved in the Second Idenix Interference for lack of enablement. The Board has also placed Idenix under an Order to Show Cause requiring Idenix to explain why judgment should not be entered against it in the Second Idenix Interference based upon the decision by the Board in the First Idenix Interference. The decision in the Second Idenix Interference is consistent with the Board’s earlier rulings in March 2013 and January 2014 in the First Idenix Interference in which Gilead was declared the senior party and the first to invent certain 2’-fluoro, methyl nucleoside compounds. These compounds are relevant to the methods of treating HCV at issue in the Second Idenix Interference.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ‘572 patent involved in the First Idenix Interference, is invalid. A trial on these issues commenced in January 2015.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's Norwegian patent corresponding to the ‘600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ‘572 patent. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal. The appeal from the March 2014 decision is scheduled to commence in February 2016.
In August 2013 and April 2014, Idenix filed two separate requests for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our '572 patent. In August 2014 Idenix withdrew its invalidation requests and the Chinese proceedings were terminated with our challenged patent remaining valid and enforceable.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia will infringe the Australian patent corresponding to the ‘600 patent. A trial on these issues is scheduled to commence in September

2015 in Sydney. On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi in those countries would infringe the respective national counterparts of the ‘489 patent. In the United Kingdom, a trial was held in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all claims of the ‘489 patent on multiple grounds. Specifically, the UK Court held that the ‘489 patent lacked novelty over our earlier filed patent application teaching some of the same compounds, the ’489 patent lacked an inventive step because it did not add anything to the knowledge existing at the time and the disclosure in the Idenix’s patent application was insufficient because it did not teach how to make the compounds or show which of the claimed compounds would have activity against viruses like the hepatitis C virus. On January 22, 2015, the UK Court held a hearing at which the court ordered Idenix to pay 92% of Gilead’s costs, with an interim payment due within 28 days of the hearing. The UK Court granted Idenix permission to appeal the December 1, 2014 judgment. On February 3, 2015, the German court in Düsseldorf held a hearing to determine the issue of infringement of the Idenix German patent. We do not have a trial date for the French lawsuit.
Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court in Massachusetts granted our request and transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. The district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).
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
Litigation with AbbVie
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984 and 8,809,265 (AbbVie Patents), which purport to cover the use of a combination of ledipasvir/sofosbuvir (or Harvoni) for the treatment of HCV. We are aware that AbbVie has pending patent applications in other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of ledipasvir and sofosbuvir. Certain of those applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie Patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of ledipasvir/sofosbuvir. In February and March 2014, AbbVie responded to our lawsuit by filing two lawsuits also in the U.S. District Court for the District of

Delaware alleging that our fixed-dose combination of ledipasvir/sofosbuvir will infringe its patents. All of those lawsuits have been consolidated into a single action. Either party can appeal a decision by the District Court to the CAFC. The AbbVie Patents have not blocked or delayed the commercialization of our combination product in the United States, and we do not expect any other foreign patents to block or delay the commercialization around the world. If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products.
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
Our products are either manufactured at our own facilities or by third-party manufacturers or corporate partners. We depend on third parties to perform manufacturing activities effectively and on a timely basis for the majority of our solid dose products. In addition, Roche, either by itself or through third parties, is responsible for manufacturing Tamiflu. We, our third-party manufacturers and our corporate partners are subject to Good Manufacturing Practices (GMP), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by the FDA and the EMA. Similar regulations are in effect in other countries.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in April 2013, the FDA conducted an inspection of our Foster City facility and issued Form 483 Inspectional Observations, which noted deficiencies in documentation and validation of certain quality testing procedures and methods. As a result of the observations, the FDA delivered Complete Response Letters notifying us that it was unable to approve our NDAs for elvitegravir and cobicistat as standalone agents. In mid-October 2013, the FDA completed its sofosbuvir pre-approval inspection of our Foster City facility. Following that inspection, the FDA issued additional Form 483 Inspectional Observations citing deficiencies related to testing and reconciliation of stability samples, testing protocols, testing of shipping samples, and procedures for calibrating test equipment. We completed and filed our responses to these observations with the FDA. In 2014, we received a letter from FDA related to the extent of method revalidations being conducted, stability program oversight, audit trail review/data management and Quality Management System gaps. We have filed our responses to these observations with the FDA. If we are unable to remedy the deficiencies cited by the FDA in these inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. If approval of any of our product candidates were delayed or if production of our marketed products was interrupted, our anticipated revenues and our stock price would be adversely affected.
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
In addition, we depend on a single supplier for high-quality cholesterol and active pharmaceutical ingredient, which is used in the manufacture of AmBisome. We also rely on a single source for the active pharmaceutical ingredient of Zydelig Letairis. Astellas US LLC, which markets Lexiscan in the United States, is responsible for the commercial manufacture and supply of product in the United States and is dependent on a single supplier for the active pharmaceutical ingredient of Lexiscan. Problems with any of the single suppliers we depend on may negatively impact our development and commercialization efforts.
A significant portion of the raw materials and intermediates used to manufacture our antiviral products (Sovaldi, Atripla, Truvada, Harvoni, Complera/Eviplera, Stribild, Viread, Emtriva and Tybost) are supplied by China-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our antiviral products to meet market needs and have a material and adverse effect on our operating results.
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
Mylan
In April 2014, we received notice that Mylan Inc. (Mylan) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Mylan alleges that two of the patents associated with emtricitabine and one of our patents associated with the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Truvada. In June 2014, we filed a lawsuit against Mylan in U.S. District Court for the Northern District of West Virginia for infringement of our patents. In June 2014, we received notice that Mylan Inc. submitted petitions for Inter Partes Review (IPR) to the Board alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We opposed Mylan’s petitions. In December 2014, the PTAB issued decisions denying each of Mylan’s petitions for IPR against the tenofovir disoproxil fumarate-associated patents on the grounds that Mylan had not established a reasonable likelihood of success that it would prevail in its challenge to each of these patents. Mylan has requested a rehearing on the basis that it believes the PTAB decision is wrong.
Apotex
In June 2014, we received notice that Apotex Inc. (Apotex) submitted an abbreviated new drug submission (ANDS) to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex's manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed a lawsuit against Apotex in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS.
Natco
In March 2011, we and F. Hoffmann-La Roche Ltd. (Roche) filed a lawsuit against Natco Pharma Ltd. (Natco) in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche, that our patent is not invalid for the reason stated in Natco’s notice letter. Natco has appealed this decision to the CAFC. In April 2014, the CAFC issued a decision which will allow Natco’s patent invalidity challenge to proceed if the case is remanded to the District Court for a full trial on the merits. On June 30, 2014, we filed a petition for rehearing en banc with the CAFC, which was subsequently denied. We have submitted a request for an extension of time to submit our petition for certiorari to the Supreme Court of the United States and are concurrently proceeding before the District Court.
Teva
In August 2012, Teva Pharmaceuticals (Teva) filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. In September 2013, a hearing on the consolidated requests for orders of prohibition in connection with all three of Teva’s ANDS filings to the Canadian Minister of Health (for Teva’s generic versions of Viread, Truvada, and Atripla) took place. In December 2013, the court issued our requested order prohibiting the Canadian Ministry of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada, and Atripla products until expiry of our patent in July 2017. Teva appealed the decision of the court prohibiting the Minister of Heath from issuing the Notices of Compliance until expiry of our patent in July 2017. This decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Minister of Health should be prohibited from issuing the Notices of Compliance for Teva’s products. Separately, the court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for September 2016. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
Watson

In February 2015, we received notice that Watson Laboratories, Inc. (Watson) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, Watson alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by Watson's manufacture, use or sale of a generic version of Letairis. We are currently evaluating Watson's notice and will file a patent infringement lawsuit as necessary to protect the exclusivity of the product.

Astellas/Apotex
In December 2014, Astellas informed us that they had received notice that Apotex submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Lexiscan. In the notice, Apotex alleges that one of the patents associated with regadenoson is invalid, unenforceable and/or will not be infringed by Apotex’s manufacture, use or sale of a generic version of Lexiscan. Because Apotex has not challenged several of the patents associated with regadenoson, Apotex product would not be eligible for final approval until expiry of the patents that have not been challenged. We and Astellas have the opportunity to file a patent infringement lawsuit against Apotex in the future should we decide that it is necessary to protect the exclusivity of the product.
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
We face credit risks from our Emerging Market and Southern European customers that may adversely affect our results of operations.
We have exposure to customer credit risks in Emerging Markets and Southern Europe. Southern European product sales to government-owned or supported customers in Southern Europe, specifically Spain, Italy, Portugal and Greece have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of December 31, 2014, our accounts receivable in these countries totaled approximately $504 million of which $157 million were past due greater than 120 days and $44 million were past due greater than 365 days.
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to more than 125 countries participating in our Gilead Access Program, or Atripla, which Merck distributes at substantially reduced prices to HIV infected patients in developing countries under our 2006 agreement, our revenues would be adversely affected. In addition, we have established partnerships with India-based generic manufacturers to distribute generic versions of tenofovir disoproxil fumarate to 112 developing world countries, including India. We expanded these agreements to include rights to Stribild, Tybost and Vitekta. We also entered into agreements with certain India-based generic manufacturers to produce and distribute generic emtricitabine in the developing world, including single tablet regimens containing emtricitabine and fixed-dose combinations of emtricitabine co-formulated with our other HIV medicines. In September 2014, we entered into licensing agreements with India-based generic manufacturers to produce and distribute generic sofosbuvir and the fixed-dose combination of ledipasvir/sofosbuvir to 91 developing countries. If generic versions of our HIV and HCV medications under these licenses are then re-exported to the United States, Europe or other markets outside of these 112 countries, our revenues would be adversely affected. As part of our commitment to make Sovaldi available in the developing world at discounted prices, we entered into an agreement to make Sovaldi available in Egypt, a country that has among the highest HCV prevalence in the world. If the discounted Sovaldi is re-exported from these developing countries into the United States or other higher price markets, our revenues could be adversely affected.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Litigation Regarding Sofosbuvir and Litigation with Generic Manufacturers in "Legal Proceedings" beginning on page 47. The outcome of such lawsuits or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
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
The testing, manufacturing, marketing and use of our commercial products, as well as product candidates in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. In recent years, coverage and availability of cost-effective product liability insurance has decreased, so we may be unable to maintain sufficient coverage for product liabilities that may arise. In addition, the cost to defend lawsuits or pay damages for product liability claims may exceed our coverage. If we are unable to maintain adequate coverage or if claims exceed our coverage, our financial condition and our ability to clinically test our product candidates and market our products will be adversely affected. In addition, negative publicity associated with any claims, regardless of their merit, may decrease the future demand for our products and impair our financial condition.
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
We are dependent on information technology systems, infrastructure and data.
We are dependent upon information technology systems, infrastructure and data. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Changes in our effective income tax rate could reduce our earnings.
We are subject to income taxes in both the United States and various foreign jurisdictions including Ireland. Due to economic and political conditions various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. Various factors may have favorable or unfavorable effects on our income tax rate including, but not limited to, changes in forecasted demand for our HCV products, our portion of the non-tax deductible BPD fee (also known as the pharmaceutical excise tax), the accounting for stock options and other share-based awards, mergers and acquisitions, the ability to manufacture product in our Cork, Ireland facility, the amortization of certain acquisition related intangibles for which we receive no tax benefit, expiration of the federal research tax credit, future levels of R&D spending, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our consolidated results of operations.
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
There can be no assurance that we will pay dividends or continue to repurchase stock.
In February 2015, we announced that our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.43 per share, beginning in the second quarter of 2015, subject to quarterly declarations by our Board of Directors and that our Board of Directors also approved the repurchase of up to an additional $15.0 billion of our common stock. The declaration, amount and timing of such dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

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
Litigation Regarding Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the HCV. In December 2013, we received FDA approval of sofosbuvir, now known commercially as Sovaldi. In October 2014, we also received approval of the fixed-dose combination of ledipasvir and sofosbuvir, now known commercially as Harvoni. We have received a number of contractual and intellectual property claims regarding sofosbuvir. We have carefully considered these claims both prior to and following the acquisition and believe they are without merit.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combination of ledipasvir and sofosbuvir (Harvoni). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Sovaldi or Harvoni. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of Sovaldi and Harvoni. We cannot predict the ultimate outcome of intellectual property claims related to Sovaldi or Harvoni, and we have spent, and will continue to spend, significant resources defending against these claims.
If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Sovaldi and/or Harvoni, we could be prevented from selling these products unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ‘572 patent) and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trial and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application granted as Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed in the First Idenix Interference. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. On January 16, 2015 the Board issued a decision in favor of Gilead in the first phase of the Second Idenix Interference. The Board decided that we were first to file the patent application on the disputed methods of treating HCV, designated Gilead as the senior party in the Second Idenix Interference, and invalidated the patent claims of the Idenix ‘600 patent that are involved in the Second Idenix Interference. As the senior party, we are presumed to be the first to have invented the disputed methods of treating HCV. Because Idenix failed to teach how to make and use the invention in its ‘600 patent, the Board invalidated the Idenix claims involved in the Second Idenix Interference for lack of enablement. The Board has also placed Idenix under an Order to Show Cause requiring Idenix to explain why judgment should not be entered against it in the Second Idenix Interference based upon the decision by the Board in the First Idenix Interference. The decision in the Second Idenix Interference is consistent with the Board’s earlier rulings in March 2013 and January 2014 in the First Idenix Interference in which Gilead was declared the senior party and the first to invent certain 2’-fluoro, methyl nucleoside compounds. These compounds are relevant to the methods of treating HCV at issue in the Second Idenix Interference.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ‘572 patent involved in the First Idenix Interference, is invalid. A trial on these issues commenced in January 2015.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's Norwegian patent corresponding to the ‘600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ‘572 patent. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal. The appeal from the March 2014 decision is scheduled to commence in February 2016.
In August 2013 and April 2014, Idenix filed two separate requests for invalidation with the Chinese Patent Office of our Chinese Patent CN ZL200480019148.4, which corresponds to our '572 patent. In August 2014 Idenix withdrew its invalidation requests and the Chinese proceedings were terminated with our challenged patent remaining valid and enforceable.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia will infringe the Australian patent corresponding to the ‘600 patent. A trial on these issues is scheduled to commence in September 2015 in Sydney. On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi in those countries would infringe the respective national counterparts of the ‘489 patent. In the United Kingdom, a trial was held in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all claims of the ‘489 patent on multiple grounds. Specifically, the UK Court held that the ‘489 patent lacked novelty over our earlier filed patent application teaching some of the same compounds, the ’489 patent lacked an inventive step because it did not add anything to the knowledge existing at the time and the disclosure in the Idenix’s patent application was insufficient because it did not teach how to make the compounds or show which of the claimed compounds would have activity against viruses like the hepatitis C virus. On January 22, 2015, the UK Court held a hearing at which the court ordered Idenix to pay 92% of Gilead’s costs, with an interim payment due within 28 days of the hearing. The UK Court granted Idenix permission to appeal the December 1, 2014 judgment. On February 3, 2015, the German court in Düsseldorf held a hearing to determine the issue of infringement of the Idenix German patent. We do not have a trial date for the French lawsuit.
Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court in Massachusetts granted our request and transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. The district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).
Idenix was acquired by Merck in August 2014. While the acquisition does not change our view of the lack of merit in the claims made by Idenix, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
Litigation with Merck & Co, Inc. (Merck)

In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and are not infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. In August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir with the apparent goal of ultimately extracting royalty payments for sofosbuvir’s commercialization, or eliminating competition by excluding it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC. The court has set a trial date of March 7, 2016 for this lawsuit.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (AbbVie Patents) which purport to cover the use of a combination of ledipasvir/sofosbuvir (or Harvoni) for the treatment of HCV. Gilead is aware that AbbVie has pending patent applications in the United States and other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of ledipasvir and sofosbuvir. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie Patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of ledipasvir/sofosbuvir. In February and March 2014, AbbVie responded to our lawsuit by filing two lawsuits also in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of ledipasvir/sofosbuvir will infringe its patents. All of those lawsuits have been consolidated into a single action. In the United States, either party can appeal a decision by the District Court to the CAFC. The AbbVie Patents have not blocked or delayed the commercialization of our combination product in the United States or Europe. We do not expect any other foreign patents to block or delay the commercialization around the world. If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products.
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
Tenofovir Disoproxil Fumarate, Emtricitabine and Fixed-dose Combination of Emtricitabine, Tenofovir Disoproxil Fumarate and Efavirenz
In 2008 and 2009, we received notices that Teva Pharmaceuticals (Teva) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In April 2013, we and Teva reached an agreement to settle the ongoing patent litigation concerning the patents that protect tenofovir disoproxil fumarate in Atripla, Truvada and Viread. Under the agreement, Teva will be allowed to launch a generic version of Viread on December 15, 2017. In April 2014, we and Teva entered into an agreement to settle the ongoing patent litigation concerning the emtricitabine patents that protect Atripla and Truvada. Terms of the settlement are confidential.
In November 2011, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate. In the notice, Teva alleges that three of the patents associated with Truvada are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Truvada. In January 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS.
In December 2011, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In the notice, Teva alleges that three of our patents associated with Atripla and two of Merck's patents associated with Atripla are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic fixed-dose combination of emtricitabine, tenofovir disoproxil fumarate and efavirenz. In February 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS. In August 2012, we received notice that Teva submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic version of Viread. In the notice, Teva alleges that two patents associated with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Teva's manufacture, use or sale of a generic version of Viread, Truvada, and Atripla. In September 2012, we filed a lawsuit against Teva in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS. Also in August 2012, Teva filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. We are currently defending that Impeachment Action. The requests for orders of prohibition in connection with all three of Teva’s ANDS filings (for Teva’s generic versions of Viread, Truvada and Atripla) were consolidated and in December 2013, the court issued our requested order prohibiting the Canadian Minister of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patent in July 2017. Teva has appealed that decision. That decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Minister of Health should be prohibited from issuing the Notices of Compliance for Teva’s products. Separately, the court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for September 2016. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
In 2012, we received notice that Lupin Limited (Lupin) submitted an ANDA to the FDA requesting permission to manufacture and market generic versions of Truvada and Viread. In May 2014, Lupin amended its ANDAs to certify that it is no longer seeking approval to market generic versions of Truvada and Viread prior to the expiration of the four patents associated with tenofovir disoproxil fumarate in January 2018 (including pediatric exclusivity). In September 2014, we reached agreement with Lupin to settle the lawsuit related to the emtricitabine patents that protect Truvada and Atripla. Terms of the settlement are confidential.
In July 2012, we received notice that Cipla Ltd. (Cipla) submitted an ANDA to the FDA requesting permission to manufacture and market generic versions of Emtriva and Viread. In July 2014, we and Cipla reached agreement to settle those lawsuits. Terms of the settlement are confidential.
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
In June 2014, we received notice that Mylan Inc. submitted petitions for Inter Partes Review (IPR) to the Board alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We opposed Mylan’s petitions. In December 2014, the USPTO Patent Trial and Appeal Board (PTAB) issued decisions denying each of Mylan’s petitions for IPR against the tenofovir disoproxil fumarate-associated patents on the grounds that Mylan had not established a reasonable likelihood of success that it would prevail in its challenge to each of these patents. Mylan has requested rehearing on the basis that it believes the PTAB decision is wrong.
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
Ranolazine
In 2010, we received notice that Lupin submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of sustained-release ranolazine. In August 2013, the parties reached agreement to settle the patent litigation prior to issuance of the court’s decision. Under the agreement, Lupin will be allowed to launch a generic version of Ranexa on February 27, 2019.
Tamiflu
In February 2011, we received notice that Natco Pharma Ltd. (Natco) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Tamiflu. In the notice, Natco alleges that one of the patents associated with oseltamivir phosphate is invalid, unenforceable and/or will not be infringed by Natco's manufacture, use or sale of a generic version of Tamiflu. In March 2011, we and Roche filed a lawsuit against Natco in U.S. District Court for the District of New Jersey for infringement of one of the patents associated with Tamiflu. In December 2012, the court issued a ruling in favor of Gilead and Roche that our patent is not invalid for the reason stated in Natco's notice letter. Natco appealed this decision to the CAFC which issued its decision on April 22, 2014 allowing Natco’s patent invalidity challenge to proceed and remanding to the District Court of New Jersey for a full trial on the merits. On June 30, 2014, we filed a petition for rehearing en banc with the CAFC, which was subsequently denied. We have filed a petition for certiorari to the Supreme Court of the United States and are concurrently proceeding before the District Court.
Letairis
In August 2014, Natco filed a complaint with the U.S. District Court for the District of Minnesota against Gilead and Express Scripts Holding Co., a specialty pharmacy that distributes our Letairis product. We distribute Letairis pursuant to an FDA-mandated Risk Evaluation and Mitigation Strategies (REMS) program. Natco alleges that Gilead, independently and together with Express Scripts, denied Natco access to samples of Letairis, which Natco claims it needs in order to conduct bioequivalence testing and file an ANDA. According to Natco, our conduct therefore violates antitrust laws. Natco is seeking damages and an order restraining Gilead from limiting distribution of Letairis to Natco through use of the REMS program.

In November 2014, Zydus Pharmaceuticals (USA) Inc. (Zydus) and Cadila Healthcare Limited (Cadila) filed a complaint with the U.S. District Court for the District of New Jersey against us relating to Letairis sales. We distribute Letairis pursuant to the REMS program. Zydus and Cadila allege that we denied them access to samples of Letairis, which they claim they need in order to conduct bioequivalence testing and file an ANDA. According to Zydus and Cadila, our conduct therefore violates antitrust laws. Zydus and Cadila are seeking damages and an order enjoining Gilead to provide Zydus with samples of Letairis.

In February 2015, we received notice that Watson Laboratories, Inc. (Watson) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, Watson alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by Watson's manufacture, use or sale of a generic version of Letairis. We are currently evaluating Watson's notice and will file a patent infringement lawsuit as necessary to protect the exclusivity of the product.
Lexiscan
In December 2014, Astellas informed us that they had received notice that Apotex submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Lexiscan. In the notice, Apotex alleges that one of the patents associated with regadenoson is invalid, unenforceable and/or will not be infringed by Apotex’s manufacture, use or sale of a generic version of Lexiscan. Because Apotex has not challenged several of the patents associated with regadenoson, Apotex product would not be eligible for final approval until expiry of the patents that have not been challenged. We and Astellas have the opportunity to file a patent infringement lawsuit against Apotex in the future should we decide that it is necessary to protect the exclusivity of the product.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Viread, Lexiscan and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
Department of Justice Investigation
In June 2011, we received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In April 2014, the United States Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. In April 2014, the former employees served a First Amended Complaint. In January 2015, the federal district court issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In February 2015, the former employees served a Second Amended Complaint. We will move to dismiss the Second Amended Complaint.
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

	High	Low
2014
First Quarter	$84.88	$67.63
Second Quarter	$84.45	$63.50
Third Quarter	$110.64	$83.32
Fourth Quarter	$116.83	$85.95
2013
First Quarter	$49.48	$36.94
Second Quarter	$58.07	$46.53
Third Quarter	$64.74	$51.42
Fourth Quarter	$76.11	$58.81
As of February 13, 2015, we had 1,489,401,683 shares of common stock outstanding held by approximately 375 stockholders of record, which include shares held by a broker, bank or other nominee.
We have not paid cash dividends on our common stock since our inception. On February 3, 2015, we announced the initiation of a quarterly dividend of $0.43 per share that will begin in the second quarter of 2015 subject to a declaration by the Board of Directors. The quarterly dividend is equivalent to $1.72 per share on an annual basis.
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

600
500
400
300
200
100
0
12/31/2009
3/31/2010
6/30/2010
9/30/2010
12/31/2010
3/31/2011
6/30/2011
9/30/2011
12/30/2011
3/30/2012
6/30/2012
9/28/2012
12/31/2012
3/29/2013
6/28/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
Gilead Sciences
NBI Index
S&P500 Index

(1)
This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Shows the cumulative return on investment assuming an investment of $100 in our common stock, the NBI Index and the S&P 500 Index on December 31, 2009.
Issuer Purchases of Equity Securities
During the third quarter of 2014, we completed the $5.0 billion stock repurchase program announced in 2011 (2011 Program). During 2014, we repurchased $3.3 billion of the 2011 Program. In May 2014, our Board of Directors authorized a new three-year $5.0 billion stock repurchase program (2014 Program). This program will expire in September 2017. As of December 31, 2014, we repurchased $2.0 billion of our common stock under the 2014 Program. On February 3, 2015, we announced that our Board of Directors authorized a new $15 billion five-year share repurchase program, which we will initiate in 2015 on the completion of our 2014 Program.
In 2014, we spent a total of $5.3 billion to repurchase and retire approximately 59 million shares of our common stock at an average purchase price of $90.30 per share. See Item 8, Note 12 Stockholders' Equity in our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our stock repurchase programs. The table below summarizes our stock repurchase activity for the three months ended December 31, 2014:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	(1)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)	(1)
October 1 - October 31, 2014	6,693		$105.53	6,633		$4,300
November 1 - November 30, 2014	6,562		$104.50	6,227		$3,650
December 1 - December 31, 2014	6,417		$101.66	6,394		$3,000
Total	19,672	(2)	$103.93	19,254	(2)

(1)	Stock repurchases were made under the 2014 Program.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.

ITEM 6.	SELECTED FINANCIAL DATA
GILEAD SCIENCES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
CONSOLIDATED STATEMENT OF INCOME DATA:
Total revenues (1)	$24,890	$11,202	$9,702	$8,385	$7,949
Total costs and expenses (1)	$9,625	$6,678	$5,692	$4,596	$3,987
Income from operations	$15,265	$4,524	$4,010	$3,790	$3,962
Provision for income taxes	$2,797	$1,151	$1,038	$862	$1,024
Net income attributable to Gilead	$12,101	$3,075	$2,592	$2,804	$2,901
Net income per share attributable to Gilead common stockholders - basic	$7.95	$2.01	$1.71	$1.81	$1.69
Shares used in per share calculation-basic	1,522	1,529	1,515	1,550	1,712
Net income per share attributable to Gilead common stockholders - diluted	$7.35	$1.81	$1.64	$1.77	$1.66
Shares used in per share calculation-diluted	1,647	1,695	1,583	1,580	1,747

	December 31,
	2014	2013	2012	2011	2010
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities (3)	$11,726	$2,571	$2,582	$9,964	$5,318
Working capital (2)	$11,953	$590	$1,918	$11,432	$3,271
Total assets (2)	$34,664	$22,579	$21,240	$17,303	$11,593
Other long-term obligations	$535	$179	$250	$175	$56
Convertible senior notes, senior unsecured notes and credit facility (3)	$12,404	$6,636	$8,224	$7,606	$3,478
Retained earnings	$12,732	$6,106	$3,705	$1,777	$1,184
Total stockholders' equity	$15,819	$11,745	$9,544	$6,867	$6,122

(1)	See Item 7, Management's Discussion and Analysis for a description of our results of operations for 2014.

(2)
During 2012, we completed the acquisition of Pharmasset and we recognized consideration transferred of $11.1 billion which was primarily recorded in intangible assets. We financed the transaction with approximately $5.2 billion in cash on hand, $2.2 billion in bank debt issued in January 2012 and $3.7 billion in senior unsecured notes issued in December 2011.

(3)
During 2014, we issued senior unsecured notes for a total aggregate principal amount of $8.0 billion. We also repaid $912 million of principal balance of convertible senior notes, $2.5 billion in cash related to the conversion spread of the notes, $750 million for senior unsecured notes and $600 million for a revolving credit facility.

During 2013, we repaid $1.5 billion of principal balance of convertible senior notes and repaid $150 million under the five-year revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement).

During 2012, we borrowed $750 million under our Five-Year Revolving Credit Agreement.
During 2011, we issued $4.7 billion principal amount of senior unsecured notes in registered offerings.
During 2010, we issued $2.5 billion principal amount of convertible senior notes in a private placement.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and other disclosures included in this Annual Report on Form 10-K (including the disclosures under Item 1A, Risk Factors). Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Management Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. Gilead's primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as chronic hepatitis C virus (HCV) infection and chronic hepatitis B virus (HBV) infection, oncology and inflammation, and serious cardiovascular and respiratory conditions. We have operations in more than 30 countries worldwide, with headquarters in Foster City, California. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.
Our portfolio of marketed products includes Sovaldi®, Atripla®, Truvada®, Harvoni®, Complera®/Eviplera®, Stribild®, Viread®, Letairis®, Ranexa®, AmBisome®, Zydelig®, Cayston®, Hepsera®, Emtriva®, Tybost®, Vitekta® and Tamiflu®. We have U.S. and international commercial sales operations, with marketing subsidiaries in North and South America, Europe and Asia-Pacific. We also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During 2014, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical needs. Highlights of our 2014 announcements include:

Antiviral Program

•
received approval from the U.S. Food and Drug Administration (FDA) in October 2014 and the European Commission in November 2014 for Harvoni (ledipasvir 90mg/sofosbuvir 400mg), the first once-daily single tablet regimen for the treatment of HCV genotype 1 infection in adults;

•
received approval from the European Commission for Sovaldi in combination with other antiviral agents ribavirin and pegylated interferon alpha in all 28 countries of the European Union (EU) in January 2014;

•
submitted a new drug application (NDA) to Japan’s Pharmaceutical and Medical Devices Agency for approval of sofosbuvir and our single tablet regimen of ledipasvir/sofosbuvir for the treatment of chronic genotype 1 HCV infection in adults;

•
received approval from the FDA for Tybost, a pharmacokinetic enhancer that boosts blood levels of certain HIV medicines, and Vitekta, an integrase inhibitor for the treatment of HIV infection in adults without known mutations associated with resistance to elvitegravir;

•
submitted a NDA to the FDA for approval of a single tablet regimen containing elvitegravir, cobicistat, emtricitabine and tenofovir alafenamide (E/C/F/TAF) for the treatment of HIV infection in adults;

•
announced an expansion to our agreement with Janssen R&D Ireland Limited (Janssen) for the development and commercialization of a new single tablet regimen containing our TAF and emtricitabine, and Janssen's rilpivirine (RFTAF). We also amended our agreement with Janssen to collaborate on a single tablet regimen for HIV infection containing our TAF, emtricitabine and cobicistat and Janssen's darunavir;

•
entered into an agreement with Phenex Pharmaceuticals AG (Phenex) in December 2014 under which we acquired Phenex’s Farnesoid X Receptor (FXR) program comprised of small molecule FXR agonists for the treatment of liver diseases, including nonalcoholic steatohepatitis (NASH);

•	announced non-exclusive licensing agreements with India-based generic pharmaceutical manufacturers to expand access to our chronic HCV medicines in developing countries;

•	announced a new agreement with the Medicines Patent Pool to expand access to TAF for HIV and HBV, contingent on FDA approval.
Oncology Program

•
received approval from the FDA in July 2014 and the European Commission in September 2014 for Zydelig for the treatment of three B-cell blood cancers. Zydelig is indicated in combination with rituximab for patients with relapsed chronic lymphocytic leukemia and as a monotherapy for patients with relapsed follicular lymphoma and small lymphocytic lymphoma;

•
entered into an exclusive license agreement with ONO Pharmaceutical Co., Ltd. (ONO), for the development and commercialization of ONO's oral Bruton's tyrosine kinase inhibitor for the treatment of B-cell malignancies and other diseases.

Cardiovascular Program

•
announced positive results from the AMBITION study (a randomized, double-blind, multicenter study of first-line combination therapy with Letairis (ambrisentan) and tadalafil in patients with pulmonary arterial hypertension), which was conducted in collaboration with GlaxoSmithKline plc. We have filed a supplemental NDA in the United States to cover the use of ambrisentan in combination with tadalafil.

Outlook 2015
In 2015, we will continue to focus on our key operating objectives which include the progression of our product pipeline and continued uptake of our commercial products. From a research and development (R&D) perspective, we will continue to invest in conducting new and ongoing clinical studies, which support both our existing products and our product candidates. We expect to move forward on a number of late-stage clinical studies for new product candidates and plan to file marketing applications for product candidates in various therapeutic areas.

From a commercial perspective, we will continue to focus on supporting the uptake of our single tablet regimens for the treatment of HIV, prepare for the launch of our new single tablet regimen containing TAF in the United States and continue to promote the use of Sovaldi, Harvoni and Zydelig in the United States and Europe. We plan to further build-out and expand our international commercial infrastructure in Asia, in particular Japan, and other international markets to support the anticipated launch of Sovaldi and Harvoni in those regions.

As a result of the launch of Sovaldi and Harvoni in the United States and Sovaldi in parts of Europe, our business more than doubled in 2014. While we do not expect this level of growth in 2015, we do anticipate overall net product sales growth as we expect expanded access to Sovaldi and Harvoni in the United States and the launch of Harvoni in additional European Union countries and other international markets. However, this growth is subject to a number of uncertainties. These uncertainties include the continuation of a challenging macroeconomic environment in Europe inclusive of the potential adoption of additional pricing measures to reduce healthcare spending, particularly in HCV, the potential for continued volatility in foreign currency exchange rates, the number of HCV patients treated, an increase in discounts, chargebacks and rebates due to ongoing private and public payer negotiations, a larger than anticipated shift in payer mix to more highly discounted payer segments and the regulatory approval and commercial launches of Sovaldi and Harvoni in Japan.

We expect that our product pipeline investments and expanding commercial infrastructure will enable us to execute on our 2015 operating objectives.

2014 Financial Highlights
During 2014, total revenues increased to $24.9 billion and total product sales increased to $24.5 billion, compared to $11.2 billion and $10.8 billion respectively, in 2013, driven primarily by sales of Sovaldi and Harvoni and increased sales of our HIV single tablet regimen products, Stribild and Complera/Eviplera. Sovaldi was approved in the United States in December 2013 and in the European Union in January 2014. Sovaldi is now available in over 40 countries. Harvoni was approved in the United States in October 2014 and in the European Union in November 2014.
R&D expenses increased 35% to $2.9 billion for 2014 compared to 2013 due to continued investment in the progression and expansion in our product pipeline. Selling, general and administrative (SG&A) expenses increased 76% to $3.0 billion for 2014 compared to 2013 due to increased costs to support our business expansion related primarily to liver diseases and oncology and an increase in the Branded Prescription Drug fee (the BPD fee).
Net income attributable to Gilead for 2014 was $12.1 billion or $7.35 per diluted share, compared to $3.1 billion or $1.81 per diluted share in 2013, due primarily to the launch of Sovaldi and Harvoni, partially offset by the increases in operating expenses.
As of December 31, 2014, our cash, cash equivalents and marketable securities totaled $11.7 billion. During 2014, we generated $12.8 billion in operating cash flows, issued $8.0 billion in senior unsecured notes and repaid $2.3 billion in debt.
Results of Operations
Total Revenues
Total revenues include product sales and royalty, contract and other revenues. Total revenues were $24.9 billion in 2014, compared to $11.2 billion in 2013 and $9.7 billion in 2012. Product sales represented 98%, 96% and 97% of total revenues in 2014, 2013 and 2012, respectively.
Product Sales
Total product sales were $24.5 billion in 2014, compared to $10.8 billion in 2013 and $9.4 billion in 2012, driven primarily by an increase in antiviral product sales. Antiviral product sales were $22.8 billion in 2014, $9.3 billion in 2013 and $8.1 billion in 2012. The increase in antiviral product sales in 2014 was driven primarily by sales of Sovaldi and Harvoni and in 2013 was driven primarily by the continued uptake of our HIV single tablet regimen products, primarily Stribild and Complera/Eviplera. Other product sales which include Letairis, Ranexa, AmBisome and Zydelig, our first oncology product which launched in 2014, were $1.7 billion in 2014, an increase of 15% compared to $1.5 billion in 2013, an increase of 16% over other product sales of $1.3 billion in 2012. In 2014 approximately 26% of our product sales were generated outside the United States. We face exposure to adverse movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had a favorable impact of $39 million on our 2014 revenues compared to 2013 and an unfavorable impact of $65 million on our 2013 revenues compared to 2012.

We record product sales net of estimated mandatory and supplemental discounts to government payers, in addition to discounts to private payers, and other related costs. These deductions are generally referred to as gross-to-net deductions and totaled $7.3 billion in 2014, $3.9 billion in 2013, and $3.1 billion in 2012. As a percentage of gross product sales, gross-to-net deductions were 23% in 2014, 26% in 2013 and 25% in 2012. The decline in gross-to-net deductions as a percentage of gross product sales in 2014 compared to 2013 was primarily due to change in our payer mix reflecting a higher proportion of private payers compared to the prior year given the launch of Sovaldi in December 2013 and Harvoni in October 2014. The increase in gross-to-net deductions as a percentage of gross product sales in 2013 compared to 2012 resulted primarily from changes in payer mix, while the dollar increase resulted from payer mix and a higher level of gross product sales.
Product sales in the United States increased to $18.1 billion for 2014 compared to $6.6 billion in 2013, due primarily to sales of Sovaldi and Harvoni and increases in sales of Stribild and Complera. Product sales in the United States increased 20% for 2013 compared to $5.5 billion in 2012, driven by sales growth of our single tablet regimen products, specifically Stribild and Complera as well as the launch of Sovaldi. During the fourth quarters of 2014 and 2013, we noted inventory levels at the high end of the inventory management agreement range. As we have seen in years past, we believe that inventory could draw down in the first quarter of 2015 and then track more normally with demand through the rest of 2015.
Product sales in Europe increased by 54% in 2014 to $5.1 billion compared to $3.3 billion in 2013, due primarily to sales of Sovaldi and increases in sales of Stribild and Eviplera. Product sales in Europe increased 6% in 2013 to $3.3 billion compared to $3.1 billion in 2012, driven primarily by higher underlying demand for our antiviral products, specifically Eviplera, partially offset by decreases in the average net selling price of our HIV products. Foreign currency exchange, net of hedges, had a favorable impact of $72 million on our European product sales for 2014 compared to 2013 and an unfavorable impact of $55 million on our European product sales in 2013 compared to 2012.
The following table summarizes the period over period changes in our product sales:

(In millions, except percentages)	2014	Change	2013	Change	2012
Antiviral products:
Sovaldi	$10,283	*	$139	*	$—
Atripla	3,470	(5)%	3,648	2%	3,574
Truvada	3,340	7%	3,136	(1)%	3,181
Harvoni	2,127	*	—	*	—
Complera/Eviplera	1,228	52%	810	137%	342
Stribild	1,197	122%	539	*	58
Viread	1,058	10%	959	13%	849
Other antiviral	88	(21)%	111	(20)%	138
Total antiviral products	22,791	144%	9,342	15%	8,142
Other products:
Letairis	595	14%	520	27%	410
Ranexa	510	14%	449	20%	373
AmBisome	388	10%	352	1%	346
Zydelig	23	*	—	*	—
Other	167	18%	141	13%	127
Total product sales	$24,474	127%	$10,804	15%	$9,398
* Percentage not meaningful
Antiviral Products
Antiviral product sales increased by 144% in 2014 compared to 2013 and by 15% in 2013 compared to 2012. The following is additional discussion of our results by product:

•	HCV Products
In 2014, sales of Sovaldi and Harvoni (HCV products) were $12.4 billion. HCV product sales accounted for 54% of our total antiviral product sales for the year. HCV product sales were $10.5 billion in the United States and $1.6 billion in Europe in 2014. Since the launch of Sovaldi in December 2013 and Harvoni in October 2014, more than 170,000 patients around the world have been treated with a sofosbuvir-based regimen.

•	Atripla
Atripla sales accounted for 15%, 39% and 44% of our total antiviral product sales for 2014, 2013 and 2012, respectively, and decreased by 5% in 2014 compared to 2013, due primarily to declines in volume as doctors prescribed newer treatments such as Complera/Eviplera and Stribild. The efavirenz component of Atripla, which has a gross margin of zero, comprised $1.3 billion, $1.4 billion and $1.3 billion of our Atripla sales in 2014, 2013 and 2012, respectively.
A generic version of Bristol-Myers Squibb Company's Sustiva (efavirenz), a component of Atripla, was made available in Canada and Europe in 2013 and will be made available in the United States in 2017. While we have observed some pricing pressure related to the efavirenz component of our Atripla sales, we have not yet observed any meaningful splitting of the Atripla single tablet regimen.

•	Truvada
In 2014, Truvada sales increased by 7% compared to 2013 due primarily to an increase in the average net selling price and sales volume growth in the United States. In 2013, decreases in Truvada sales were due to lower sales volume, partially offset by an increase in average net selling price. Truvada sales accounted for 15%, 34% and 39% of our total antiviral product sales for 2014, 2013 and 2012, respectively.

•	Complera/Eviplera
In 2014, sales of Complera/Eviplera were $1.2 billion an increase of 52% compared to 2013. Increases in sales of Complera/Eviplera in both 2014 and 2013 were driven primarily by sales volume growth in Europe and the United States. In 2012, Complera/Eviplera sales increased due primarily to sales volume growth in the United States.

•	Stribild
In 2014, sales of Stribild were $1.2 billion, an increase of 122% compared to 2013, due primarily to increased sales volume in the United States and Europe. In 2013 and 2012, increases in sales of Stribild were driven primarily by sales volume growth in the United States.
Other Products
Other products which include Letairis, Ranexa, AmBisome and Zydelig, our first oncology product which launched in 2014, were $1.7 billion in 2014 compared to $1.5 billion in 2013. The increase in other product sales is due primarily to increased sales volume.
Royalty, Contract and Other Revenues
The following table summarizes the period over period changes in our royalty, contract and other revenues:

(In millions, except percentages)	2014	Change	2013	Change	2012
Royalty, contract and other revenues	$416	5%	$398	31%	$304
Royalty, contract and other revenues includes royalty revenues from F. Hoffman-La Roche Ltd (Roche) for sales of Tamiflu. The majority of our royalties are recognized in the quarter following the quarter in which the corresponding product sales occur.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period over period changes in our product sales, cost of goods sold and product gross margin:

(In millions, except percentages)	2014	Change	2013	Change	2012
Total product sales	$24,474	127%	$10,804	15%	$9,398
Cost of goods sold	$3,788	32%	$2,859	16%	$2,471
Product gross margin	85%		74%		74%
Our product gross margin for 2014 increased compared to 2013 primarily due to changes in product mix, resulting from the launches of Sovaldi and Harvoni. Our product gross margin for 2013 was consistent with our product gross margin for 2012.
Research and Development Expenses
The following table summarizes the period over period changes in R&D expenses:

(In millions, except percentages)	2014	Change	2013	Change	2012
Research and development	$2,854	35%	$2,120	20%	$1,760
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
The following table provides a breakout of R&D expenses by major cost type:

(In millions, except percentages)	2014	2013	2012
Clinical studies and outside services	$1,688	$1,147	$828
Personnel and infrastructure expenses	900	714	686
Facilities, IT and other costs	266	259	246
Total	$2,854	$2,120	$1,760

In 2014, R&D expenses increased $734 million or 35% compared to 2013, due primarily to an increase in clinical studies and outside services. The increase in clinical studies and outside services includes one-time items of $350 million for collaboration and acquisition related expenses and the purchase of a FDA priority review voucher and $191 million for expenses related to the progression of clinical study activity, primarily in the oncology and HIV areas. Personnel and infrastructure expenses increased $186 million to support our ongoing clinical study activity, geographic expansion and marketed product support.
In 2013, R&D expenses increased $360 million or 20% compared to 2012, due primarily to a $319 million increase in clinical studies and a $28 million increase in personnel and infrastructure expenses to support the continued progression of our clinical studies, particularly Phase 3 studies in oncology, liver diseases and HIV. These increases were partially offset by a $100 million decrease in stock-based compensation expense due to the acceleration of vested stock options related to our acquisition of Pharmasset, Inc. (Pharmasset) in January 2012.
In 2012, clinical studies and outside services increased $258 million compared to 2011 due to progression and expansion of our Phase 3 studies, particularly in liver diseases and oncology. Additionally, personnel expenses increased $274 million due to higher headcount to support our product pipeline and study progression.
In 2015, we expect R&D expenses to increase over 2014 to support the expansion of our clinical studies in various therapeutic areas including liver disease, HIV and oncology.
Selling, General and Administrative Expenses
The following table summarizes the period over period changes in SG&A expenses:

(In millions, except percentages)	2014	Change	2013	Change	2012
Selling, general and administrative	$2,983	76%	$1,699	16%	$1,461
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses and other general and administrative costs.
In 2014, SG&A expenses increased $1.3 billion or 76% compared to 2013 due primarily to an increase in headcount-related and other expenses of $542 million to support the ongoing growth and expansion of our business, including commercial expansion related to the launches of Sovaldi and Harvoni and an increase in the BPD fee. During the third quarter of 2014, the Internal Revenues Service (IRS) issued final regulations which indicated that a manufacturer’s obligation to pay its portion of the BPD fee in any given calendar year is triggered by the qualifying sales in the previous year, instead of the first qualifying sale in the current calendar year. As a result of the final IRS regulations, we were required to recognize our 2014 fee of $460 million and 2013 fee of $142 million in our 2014 Consolidated Statement of Income. Our BPD fees were approximately $590 million, $110 million and $85 million in 2014, 2013 and 2012, respectively. The BPD fee is not tax deductible.
In 2013, SG&A expenses increased $238 million or 16% compared to 2012. The increase was due primarily to a $308 million increase in headcount-related and other expenses to support the ongoing growth of our business, legal expenses and the BPD fee. This increase was partially offset by a $98 million decrease in stock-based compensation due to the acceleration of vested stock options related to our acquisition of Pharmasset in January 2012.
In 2015 we expect SG&A expenses to increase compared to 2014 to support our continued build-out and expansion of our commercial infrastructure in Europe and Asia to support our products.
Interest Expense
In 2014, interest expense increased to $412 million compared to $307 million in 2013. The increase was primarily a result of the issuance of our senior unsecured notes in registered offerings in March 2014 and November 2014, offset by repayment of our senior unsecured notes due in December 2014 (the December 2014 Notes), conversion and maturity of our convertible senior notes due in May 2014 (the May 2014 Notes) and partial conversion of our convertible senior notes due in May 2016 (the May 2016 Notes). In 2013, interest expense decreased to $307 million compared to $361 million in 2012. The decrease was due primarily to the repayment of our convertible senior notes due in May 2013 (the May 2013 Notes), conversion of the May 2014 Notes, partial conversion of the May 2016 Notes and the repayment of revolving credit facilities.
Other Income (Expense), Net
Other income (expense), net was not significant for 2014. During 2013 as compared to 2012, the changes in other income (expense), net were due primarily to a $40 million loss on Greek bonds related to Greece's restructuring of its sovereign debt in the first quarter of 2012.

Provision for Income Taxes
Our provision for income taxes was $2.8 billion, $1.2 billion and $1.0 billion in 2014, 2013 and 2012, respectively. The 2014 effective tax rate of 18.8% differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible BPD fee and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
The 2013 effective tax rate of 27.3% differed from the U.S. federal statutory rate of 35% due primarily to the retroactive extension of the 2012 federal research tax credit in January 2013, the 2013 federal research tax credit and certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested, partially offset by state taxes, our portion of the non-tax deductible BPD fee, amortization expense of the intangible asset related to sofosbuvir and contingent consideration expense related to certain acquisitions for which we receive no tax benefit.
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
Acquisitions
YM Biosciences Inc.
We completed the acquisition of YM BioSciences Inc. (YM), based in Canada, for total consideration transferred of $488 million on February 8, 2013, at which time YM became a wholly-owned subsidiary of Gilead. YM was a drug development company primarily focused on advancing momelotinib, an orally administered, once-daily candidate for hematologic cancers.
The fair values of acquired assets and assumed liabilities included primarily in-process research and development (IPR&D) of $363 million, goodwill of $127 million, deferred tax assets of $53 million with a full unrecognized tax benefit, deferred tax liabilities of $109 million and cash acquired of $109 million. Pro forma results of operations for the acquisition of YM have not been presented because this acquisition is not material to our consolidated results of operations. See Item 8, Note 8 Intangible Assets and Goodwill in our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of the IPR&D acquired.
Pharmasset, Inc.
In January 2012, we completed the acquisition of Pharmasset, a publicly-held clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset's primary focus was the development of oral therapeutics for the treatment of HCV infection. Pharmasset's lead compound, sofosbuvir (formerly referred to as GS-7977), is a nucleotide analog which, in December 2013, was approved by the FDA under the name Sovaldi, as a once-daily oral regimen for the treatment of HCV in patients with genotypes 1, 2, 3 or 4 infection, including those with hepatocellular carcinoma meeting Milan criteria (awaiting liver transplantation) and those with HCV/HIV-1 co-infection. In October 2014, Harvoni, which combines the NS5A inhibitor ledipasvir with sofosbuvir, received approval from the FDA for the treatment of chronic HCV genotype 1 infection in adults. The acquisition of Pharmasset has allowed us to advance our effort to develop all-oral regimens for the treatment of HCV.
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
The Pharmasset acquisition was accounted for as a business combination. The results of operations of Pharmasset have been included in our Consolidated Statements of Income since January 13, 2012, the date on which we acquired approximately 88% of the outstanding shares of common stock of Pharmasset and cash consideration was transferred, and as a result, we obtained effective control of Pharmasset. The acquisition was completed on January 17, 2012, at which time Pharmasset became a wholly-owned subsidiary of Gilead and was integrated into our operations. As we do not track earnings results by product candidate or therapeutic area, we do not maintain separate earnings results for the acquired Pharmasset business.

The following table summarizes the components of the cash paid to acquire Pharmasset (in millions):

Total consideration transferred	$10,858
Stock-based compensation expense	194
Total cash paid	$11,052
The $11.1 billion cash payment consisted of a $10.4 billion cash payment to the outstanding common stockholders as well as a $668 million cash payment to option holders under the Pharmasset stock option plans. The $10.4 billion cash payment to the outstanding common stockholders and $474 million of the cash payment to vested option holders under the Pharmasset stock option plans were accounted for as consideration transferred. The remaining $194 million of cash payment was accounted for as stock-based compensation expense resulting from the accelerated vesting of Pharmasset employee options immediately prior to the acquisition.
The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed, and the consideration transferred (in millions):

Identifiable intangible assets	$10,738
Cash and cash equivalents	107
Other assets acquired (liabilities assumed), net	(43)
Total identifiable net assets	10,802
Goodwill	56
Total consideration transferred	$10,858
Refer to Item 8, Note 5 Acquisitions in our Consolidated Financial Statements included in this Annual Report on Form 10-K for more detailed information.
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. Our cash, cash equivalents and marketable securities and working capital increased significantly in 2014 compared to 2013 as we issued a total of $8.0 billion in senior unsecured notes in registered offerings in March 2014 and November 2014. The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities as of the end of, and for each of, the periods presented:

(in millions)	2014	2013	2012
As of December 31:
Cash, cash equivalents and marketable securities	$11,726	$2,571	$2,582
Working capital (1)	$11,953	$590	$1,918
Year Ended December 31:
Cash provided by (used in):
Operating activities	$12,818	$3,105	$3,195
Investing activities	$(1,823)	$(254)	$(11,846)
Financing activities	$(3,025)	$(2,544)	$563

(1)	Certain prior period amounts have been reclassified to conform to the current presentation.
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $11.7 billion at December 31, 2014, an increase of $9.2 billion or 356% when compared to $2.6 billion at December 31, 2013. During 2014, we generated $12.8 billion in cash flows from operations; received $7.9 billion from the issuance of senior unsecured notes in registered offerings in March 2014 and November 2014; repaid $2.3 billion in debt, net of convertible note hedges; repurchased $5.3 billion of common stock; and paid approximately $4.1 billion to settle the warrants expiring in 2014 (the 2014 Warrants) related to our May 2014 Notes, which were retired in May 2014.
Cash, cash equivalents and marketable securities remained relatively flat at $2.6 billion at December 31, 2013, when compared to $2.6 billion at December 31, 2012. During 2013, we generated $3.1 billion in operating cash flows, paid $1.0 billion for warrants related to our May 2013 Notes that were settled in August 2013, repaid $1.7 billion in debt net of proceeds from convertible note hedges and utilized $379 million for the acquisition of YM, net of cash acquired.

Of the total cash, cash equivalents and marketable securities at December 31, 2014, approximately $3.2 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $12.0 billion at December 31, 2014. The increase of $11.4 billion from working capital as of December 31, 2013 was driven primarily by positive cash flows from operations and an increase in cash and cash equivalents due to the issuance of senior unsecured notes in March 2014 and November 2014, partially offset by cash paid to settle convertible senior notes and the 2014 Warrants, repayment of our bank debt, and repurchases of common stock.
Working capital was $590 million at December 31, 2013. The decrease of $1.3 billion from working capital as of December 31, 2012 was due to an increase in the current portion of long-term debt and other accrued liabilities, partially offset by increases in accounts receivable, inventories and cash and cash equivalents.
Cash Provided by Operating Activities
Cash provided by operating activities was $12.8 billion in 2014, consisting primarily of net income of $12.1 billion, adjusted for non-cash items such as $1.1 billion of depreciation and amortization expenses, $360 million for stock-based compensation expense and $518 million of net cash outflow related to changes in operating assets and liabilities.
Cash provided by operating activities was $3.1 billion in 2013, consisting primarily of net income of $3.1 billion, adjusted for non-cash items such as $345 million of depreciation and amortization expenses and $252 million of stock-based compensation expenses. This was partially offset by $562 million of net cash outflow related to changes in operating assets and liabilities.
Cash provided by operating activities was $3.2 billion in 2012, consisting primarily of net income of $2.6 billion, adjusted for non-cash items such as $278 million of depreciation and amortization expenses, $209 million of stock-based compensation expenses, $108 million of net cash inflow related to changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash used in investing activities in 2014 was $1.8 billion, consisting primarily of $1.2 billion in net purchases of marketable securities and $557 million in capital expenditures related to the expansion of our business.
Cash used in investing activities in 2013 was $254 million, consisting primarily of $379 million used in our acquisition of YM, net of cash acquired and $190 million of capital expenditures primarily related to construction in progress associated with new facilities at our headquarters to support the ongoing growth of our business. This was partially offset by $315 million of net proceeds from sales of marketable securities.
Cash used in investing activities in 2012 was $11.8 billion, consisting primarily of $10.8 billion used for our acquisition of Pharmasset, net of the stock-based compensation expense and cash acquired, $672 million of net purchases of marketable securities and $397 million of capital expenditures, related primarily to the purchase of an office building for $180 million and a $156 million increase in construction in progress associated with new facilities at our headquarters to support the ongoing growth of our business.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities in 2014 was $3.0 billion, consisting primarily of $2.3 billion used to repay debt, net of convertible notes hedges, $5.3 billion used to repurchase common stock under our stock repurchase programs and $4.1 billion to settle the warrants related to our May 2014 Notes. These payments were primarily offset by $7.9 billion in net proceeds from the issuances of our senior unsecured notes due in April 2019 (the April 2019 Notes), senior unsecured notes due in April 2024 (the April 2024 Notes) and senior unsecured notes due in April 2044 (the April 2044 Notes, and together with the April 2019 Notes and the April 2024 Notes, the April Notes) in a registered offering for a total aggregate principal amount of $4.0 billion and from the issuances of our senior unsecured notes due in February 2020 (the February 2020 Notes), senior unsecured notes due in February 2025 (the February 2025 Notes) and senior unsecured notes due in February 2045 (February 2045 Notes, and together with the February 2020 Notes and the February 2025 Notes, the February Notes) in a registered offering for an aggregate principal amount of $4.0 billion.
Cash used in financing activities in 2013 was $2.5 billion, consisting primarily of $4.4 billion used to repay debt financing which includes the maturity of our May 2013 Notes and conversions of our May 2014 Notes and May 2016 Notes,

$1.0 billion to settle the warrants related to our May 2013 Notes that settled in August 2013 and $582 million used to repurchase common stock under our stock repurchase program. This cash outflow was partially offset by proceeds of $2.8 billion related to our convertible note hedges.
Cash provided by financing activities in 2012 was $563 million, driven primarily by net proceeds of $2.1 billion from the issuance of bank debt in conjunction with the Pharmasset acquisition, proceeds of $466 million from issuances of common stock under our employee stock plans and $214 million from proceeds received related to our convertible note hedges. The cash proceeds were partially offset by the $1.8 billion used to repay debt financing during the year and $667 million used to repurchase common stock under our stock repurchase programs.
Debt and Credit Facility
Debt Financing
In March 2014, we issued senior unsecured notes in a registered offering for a total aggregate principal amount of $4.0 billion. We issued the April 2019 Notes for $500 million which pay interest at a fixed annual rate of 2.05%, the April 2024 Notes for $1.8 billion which pay interest at a fixed annual rate of 3.70% and the April 2044 Notes for $1.8 billion which pay interest at a fixed annual rate of 4.80%.
In November 2014, we issued senior unsecured notes in a registered offering for a total aggregate principal amount of $4.0 billion. We issued the February 2020 Notes for $500 million which pay interest at a fixed annual rate of 2.35%, the February 2025 Notes for $1.8 billion which pay interest at a fixed annual rate of 3.50% and the February 2045 Notes for $1.8 billion which pay interest at a fixed annual rate of 4.50%.
Bank Debt
In January 2012, in conjunction with the acquisition of Pharmasset, we entered into a five-year $1.3 billion revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement). In 2012, we borrowed $750 million under the Five-Year Revolving Credit Agreement upon the close of the acquisition. The Five-Year Revolving Credit Agreement contains customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loan bears interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the credit agreement. We may reduce the commitments and may prepay the loan in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreement and note indentures and as of December 31, 2014, we were not in violation of any covenants.
In 2013, we repaid $150 million under the Five-Year Revolving Credit Agreement. During 2014, we repaid the remaining balance of $600 million that was outstanding under the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement will terminate and all amounts owed under the agreement shall be due and payable in January 2017.
Convertible Senior Notes
During 2014, our May 2014 Notes matured and a portion of our May 2016 Notes (together, the May Notes) was converted. During 2014, we repaid $912 million of principal balance relating to the May Notes. We also paid $2.5 billion in cash related to the conversion spread of the May Notes, which represents the conversion value in excess of the principal amount, and received $2.5 billion in cash from the convertible note hedges related to the May Notes.
During the year ended December 31, 2014, we exercised our option to settle in cash the 2014 Warrants. As a result, we paid $4.1 billion to settle the warrants as the market value of our common stock at the time of the exercise of the warrants exceeds their strike price. There were 56 million shares of our common stock underlying the 2014 Warrants, which had a strike price of $28.38 per share and expired during the 40 trading-day period commencing August 1, 2014 and ending on September 26, 2014. Because the warrants could have been settled, at our option, in cash or shares of our common stock, and the related contracts met all of the applicable criteria for equity classification, the settlement was recorded as a reduction of additional paid-in capital in our Consolidated Balance Sheets.
As of December 31, 2014, the May 2016 Notes were classified as current given that their conversion criteria had been met. As a result, the related unamortized discount of $15 million was classified as equity component of currently redeemable convertible notes on our Consolidated Balance Sheets.
There are 55 million shares of our common stock underlying our warrants expiring in 2016 (the 2016 Warrants). The 2016 Warrants have a strike price of $30.05 per share and are exercisable only on their expiration date. If the market value of our common stock at the time of the exercise of the warrants exceeds their strike price, we will be required to net settle in cash or shares of our common stock, at our option, for the value of the warrants in excess of the warrant strike price.

Stock Repurchase Programs
Under our stock repurchase program authorized in January 2011 (2011 Program), we repurchased a total of $3.3 billion or 40 million shares of common stock during 2014. In May 2014, our Board of Directors authorized a new $5.0 billion stock repurchase program (2014 Program) through open market and private block transactions pursuant to Rule 10b5-1 plans, privately negotiated transactions or other means. This new program expires three years after the completion of the 2011 Program. We began repurchases under the 2014 Program in October 2014 and repurchased a total of $2.0 billion or 19 million shares. We intend to use the additional authorization to repurchase shares opportunistically and to offset the dilution created by shares issued under employee stock plans. On February 3, 2015, we announced that our Board of Directors authorized a new $15 billion five-year share repurchase program, which we will initiate in 2015 on the completion of our 2014 Program.
Long-Term Obligations
The summary of our borrowings under various financing arrangements is included in Item 8, Note 10 Debt and Credit Facility in our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Revenue Recognition
Product Sales
We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. We record product sales net of estimated mandatory and supplemental discounts to government payers, in addition to discounts to private payers, and other related charges. These are generally referred to as gross-to-net deductions and are recorded in the same period the related sales occur. Government and other rebates and chargebacks represent the majority of our gross-to-net deductions and require complex and significant judgment by management. Estimates are assessed each period and updated to reflect current information.
Government and Other Rebates and Chargebacks
Government and other rebates and chargebacks include amounts paid to payers and healthcare providers in the United States, including Medicaid rebates, ADAPs, Veterans Administration and Public Health Service discounts, and other rebates, as well as foreign government rebates. Rebates and chargebacks are based on contractual arrangements or statutory requirements which may vary by product, by payer and individual payer plans.
For qualified programs that can purchase our products through wholesalers or other distributors at a lower contractual price, the wholesalers or distributors charge back to us the difference between their acquisition cost and the lower contractual price. Our consolidated allowances for government and other chargebacks that are payable to our direct customers are classified as reductions of accounts receivable, and totaled $220 million as of December 31, 2014 and $149 million as of December 31, 2013.
Our consolidated allowance for government and other rebates that will be paid to parties other than our direct customers are recorded in accrued government and other rebates on our Consolidated Balance Sheets, and totaled $2.3 billion as of December 31, 2014 and $1.0 billion as of December 31, 2013.
Our allowances for government and other rebates and chargebacks are estimated based on products sold, historical utilization rates, pertinent third party industry information, estimated patient population, known market events or trends, channel inventory and/or other market data. We also take into consideration new information regarding changes in programs' regulations and guidelines that would impact the amount of the actual rebates and/or our expectations regarding future utilization rates for these programs. We believe that the methodology that we use to estimate our government and other rebates and chargebacks is reasonable and appropriate given the current facts and circumstances. However, actual results may differ significantly from our estimates. During the last three years, our actual government rebates and chargebacks claimed for prior periods have varied by less than 5% from our estimates.

The following table summarizes the consolidated activity in our government and other rebates and chargebacks accounts (in millions):

Accrued government and other rebates and chargebacks:	Balance at Beginning of Year	Decrease/(Increase) to Product Sales	Payments	Balance at End of Year
Year ended December 31, 2014:
Activity related to 2014 sales	$—	$6,113	$(3,650)	$2,463
Activity related to sales prior to 2014	1,167	(109)	(985)	73
Total	$1,167	$6,004	$(4,635)	$2,536
Year ended December 31, 2013:
Activity related to 2013 sales	$—	$3,430	$(2,357)	$1,073
Activity related to sales prior to 2013	886	(121)	(671)	94
Total	$886	$3,309	$(3,028)	$1,167
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors, including, but not limited to, contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. We believe that the allowance for doubtful accounts is adequate; however, significant deterioration in any of the above factors could materially change these expectations and may result in an increase to our allowance for doubtful accounts. As of December 31, 2014 and 2013, our allowance for doubtful accounts was $31 million and $59 million, respectively.
Valuation of Intangible Assets
In conjunction with our business combinations, we have recorded intangible assets primarily related to IPR&D projects. We had total intangible assets of $11.1 billion as of December 31, 2014 and $11.9 billion as of December 31, 2013.
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

Valuation of Contingent Consideration Liabilities Resulting from Business Combinations
In conjunction with our business combinations and consolidation of a variable interest entity for which we are the primary beneficiary, we have recorded contingent consideration liabilities payable upon the achievement of specified development, regulatory approval, sales-based milestone events or financial results. The contingent consideration liabilities are measured at their respective fair values as of the acquisition or initial consolidation date. The models used in valuing these contingent consideration liabilities require the use of significant estimates and assumptions including but not limited to:

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
We revalue contingent consideration obligations each reporting period and record changes in their fair value in R&D expense within our Consolidated Statement of Income.
Changes in the fair value of our contingent consideration liabilities can result from updates to one or multiple assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent reporting period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.
We had total contingent consideration liabilities of $133 million as of December 31, 2014 and $264 million as of December 31, 2013.
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
We are subject to income taxes in both the United States and various foreign jurisdictions including Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. In addition, significant judgment is required in determining our worldwide provision for income taxes.
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
At December 31, 2014 and 2013, we had total federal, state and foreign unrecognized tax benefits of $661 million and $237 million, respectively. Of the total unrecognized tax benefits, $602 million and $195 million at December 31, 2014 and 2013, respectively, if recognized, would reduce our effective tax rate in the period of recognition. As of December 31, 2014, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $12 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.
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
Branded Prescription Drug Fee
We, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of the BPD fee, which is calculated based on select government sales during each calendar year as a percentage of total industry government sales. The fee is determined by estimating our total sales to government agencies along with an assumption of the total pharmaceutical industry sales to government agencies. Our estimates are based on past history along with expectations of future branded drug sales activity by us along with other pharmaceutical companies. Judgment is employed in determining these assumptions. Updates to assumptions could have an impact on our results of operations. Adjustments to our estimates in the past have not been material.
In 2014, the IRS issued final regulations related to the BPD fee which indicate that an entity's obligation to pay its portion of the BPD fee in any given calendar year is triggered by the qualifying sales in the previous year, instead of the first qualifying sale in the current calendar year. As a result of the final IRS regulations, we were required to recognize our 2014 fee of $460 million and 2013 fee of $142 million in our 2014 Consolidated Statement of Income. Our BPD fees were approximately $590 million, $110 million and $85 million in 2014, 2013 and 2012, respectively. The IRS is expected to communicate the final BPD fee amounts due for 2013 sales during the third quarter of 2015 and for 2014 sales during the third quarter of 2016. Our BPD fee accrual totaled $500 million as of December 31, 2014 and $38 million as of December 31, 2013.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
Our contractual obligations consist of debt obligations, operating leases, capital commitments, purchase obligations for active pharmaceutical ingredients and inventory-related items and clinical trials contracts. The following table summarizes our significant enforceable and legally binding obligations, future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that certain of these obligations may be cancelable as of December 31, 2014 (in millions):

	Payments due by Period
Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Debt (1)	$20,912	$453	$2,159	$1,429	$16,871
Operating lease obligations	302	58	102	69	73
Capital commitments (2)	399	323	76	—	—
Purchase obligations (3)(4)	2,809	2,252	296	261	—
Clinical trials (5)	1,207	581	453	118	55
Total	$25,629	$3,667	$3,086	$1,877	$16,999

(1)
Our debt obligations include convertible senior notes and senior unsecured notes. Interest payments are incurred and calculated based on terms of the related notes. For further information, see Item 8, Note 10 Debt and Credit Facility in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	At December 31, 2014, we had firm capital project commitments of approximately $399 million primarily relating to construction of new buildings.

(3)	At December 31, 2014, we had firm purchase commitments related to active pharmaceutical ingredients and certain inventory-related items. These amounts include minimum purchase requirements.

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

(5)
At December 31, 2014, we had several clinical studies in various clinical trial phases. Our most significant clinical trial expenditures are to contract research organizations (CROs). Although all of our material contracts with CROs are cancelable, we historically have not canceled such contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to, or terminations of, existing contracts or anticipated or potential new contracts.

We had total gross unrecognized tax benefit liabilities including interest and penalties of $685 million as of December 31, 2014. We believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $12 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities. The unrecognized tax benefits were included in current and long-term income taxes payable and long-term deferred tax assets on our Consolidated Balance Sheets and have not been included in the table above.
Recent Accounting Pronouncements
The information required by this item is included in Item 8, Note 1 Organization and Summary of Significant Accounting Policies in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Approximately 26% of our product sales were denominated in foreign currencies during 2014. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales, we may enter into foreign currency exchange forward and option contracts. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged.
As of December 31, 2014 and 2013, we had open foreign currency forward contracts with notional amounts of $6.4 billion and $4.3 billion, respectively. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2014 would have resulted in a reduction in fair value of these contracts of approximately $600 million on this date and, if realized, would negatively affect earnings over the remaining life of the contracts. The same hypothetical movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2013, would have resulted in a reduction in fair value of these contracts of approximately $435 million on this date and, if realized, would negatively affect earnings over the remaining life of the contracts. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions that these foreign currency sensitive instruments were designed to offset.

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
The following table summarizes the expected maturities and average interest rates of our interest-generating assets and fixed interest-bearing liabilities at December 31, 2014 (in millions, except percentages):

	Expected Maturity							Total Fair Value at December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total
Assets
Available-for-sale debt securities	$101	$606	$831	$108	$35	$18	$1,699	$1,699
Average interest rate	0.45%	0.71%	1.26%	0.97%	1.13%	1.66%
Liabilities
Debt (1)	$—	$1,199	$—	$—	$500	$10,750	$12,449	$15,000
Average interest rate	—%	2.46%	—%	—%	2.05%	4.25%

(1)
In December 2011, we issued senior unsecured notes due in December 2016, 2021 and 2041 in a registered offering. The notes pay interest at fixed annual rates ranging from 3.05% to 5.65%. In March 2011, we issued senior unsecured notes due in April 2021 in a registered offering. The notes pay interest at a fixed annual rate of 4.50%.

In March and November 2014, we issued the April Notes and the February Notes, respectively, with interest rates ranging from 2.05% to 4.80%.
In July 2010, we issued the May 2016 Notes in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended. The May 2016 Notes were issued at par and bear an interest rate of 1.625%, and may be converted into shares of our common stock subject to certain circumstances.
In 2012, in connection with our acquisition of Pharmasset, we entered into credit agreements that are subject to variable interest rates. During 2014, the portion of interest expense related to variable interest totaled $3 million.
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
As of December 31, 2014, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $504 million, of which $157 million were greater than 120 days past due and $44 million were greater than 365 days past due. As of December 31, 2013, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $846 million, of which $402 million were greater than 120 days past due and $176 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GILEAD SCIENCES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2014, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Gilead Sciences, Inc.
We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilead Sciences, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gilead Sciences, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Redwood City, California
February 25, 2015

GILEAD SCIENCES, INC.
Consolidated Balance Sheets
(in millions, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$10,027	$2,113
Short-term marketable securities	101	19
Accounts receivable, net of allowances of $356 at December 31, 2014 and $252 at December 31, 2013	4,635	2,182
Inventories	1,386	1,697
Deferred tax assets	508	331
Prepaid taxes	391	398
Prepaid expenses	194	166
Other current assets	472	91
Total current assets	17,714	6,997
Property, plant and equipment, net	1,674	1,166
Long-term portion of prepaid royalties	466	199
Long-term deferred tax assets	236	190
Long-term marketable securities	1,598	439
Intangible assets, net	11,073	11,900
Goodwill	1,172	1,169
Other long-term assets	731	519
Total assets	$34,664	$22,579

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$955	$1,256
Accrued government and other rebates	2,316	1,018
Accrued compensation and employee benefits	316	243
Income taxes payable	105	11
Other accrued liabilities	1,452	1,071
Deferred revenues	134	111
Current portion of long-term debt and other obligations, net	483	2,697
Total current liabilities	5,761	6,407
Long-term debt, net	11,921	3,939
Long-term income taxes payable	562	162
Long-term deferred tax liabilities	51	83
Other long-term obligations	535	179
Commitments and contingencies (Note 11)
Equity component of currently redeemable convertible notes	15	64
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at December 31, 2014 and December 31, 2013; shares issued and outstanding of 1,499 at December 31, 2014 and 1,534 at December 31, 2013	2	2
Additional paid-in capital	2,391	5,386
Accumulated other comprehensive income (loss)	301	(124)
Retained earnings	12,732	6,106
Total Gilead stockholders’ equity	15,426	11,370
Noncontrolling interest	393	375
Total stockholders’ equity	15,819	11,745
Total liabilities and stockholders’ equity	$34,664	$22,579

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product sales	$24,474	$10,804	$9,398
Royalty, contract and other revenues	416	398	304
Total revenues	24,890	11,202	9,702
Costs and expenses:
Cost of goods sold	3,788	2,859	2,471
Research and development expenses	2,854	2,120	1,760
Selling, general and administrative expenses	2,983	1,699	1,461
Total costs and expenses	9,625	6,678	5,692
Income from operations	15,265	4,524	4,010
Interest expense	(412)	(307)	(361)
Other income (expense), net	3	(9)	(37)
Income before provision for income taxes	14,856	4,208	3,612
Provision for income taxes	2,797	1,151	1,038
Net income	12,059	3,057	2,574
Net loss attributable to noncontrolling interest	42	18	18
Net income attributable to Gilead	$12,101	$3,075	$2,592
Net income per share attributable to Gilead common stockholders—basic	$7.95	$2.01	$1.71
Shares used in per share calculation—basic	1,522	1,529	1,515
Net income per share attributable to Gilead common stockholders—diluted	$7.35	$1.81	$1.64
Shares used in per share calculation—diluted	1,647	1,695	1,583

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$12,059	$3,057	$2,574
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	(9)	(44)	11
Available-for-sale securities:
Net unrealized gain, net of tax impact of $0, $4, $(1)	1	5	1
Reclassifications to net income, net of tax impact of $0, $0, and $1	(1)	—	33
Net change	—	5	34
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $16, $4 and $2	430	(60)	(62)
Reclassification to net income, net of tax impact of $(4), $(1), and $(2)	4	21	(87)
Net change	434	(39)	(149)
Other comprehensive income (loss)	425	(78)	(104)
Comprehensive income	12,484	2,979	2,470
Comprehensive loss attributable to noncontrolling interest	42	18	18
Comprehensive income attributable to Gilead	$12,526	$2,997	$2,488

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Stockholders' Equity
(in millions)

	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2011	1,506	$2	$4,902	$58	$1,777	$128	$6,867
Contributions from noncontrolling interest	—	—	—	—	—	131	131
Net income (loss)	—	—	—	—	2,592	(18)	2,574
Other comprehensive income, net of tax	—	—	—	(104)	—	—	(104)
Issuances under employee stock purchase plan	2	—	31	—	—	—	31
Issuances under equity incentive plans	32	—	436	—	—	—	436
Tax benefits from employee stock plans	—	—	113	—	—	—	113
Stock-based compensation	—	—	208	—	—	—	208
Repurchases of common stock	(21)	—	(41)	—	(664)	—	(705)
Convertible notes settlement	—	—	(214)	—	—	—	(214)
Convertible notes hedge settlement	—	—	214	—	—	—	214
Reclassification to equity component of currently redeemable convertible notes	—	—	(7)	—	—	—	(7)
Balance at December 31, 2012	1,519	2	5,642	(46)	3,705	241	9,544
Contributions from noncontrolling interest	—	—	—	—	—	152	152
Net income (loss)	—	—	—	—	3,075	(18)	3,057
Other comprehensive income, net of tax	—	—	—	(78)	—	—	(78)
Issuances under employee stock purchase plan	3	—	55	—	—	—	55
Issuances under equity incentive plans	24	—	258	—	—	—	258
Tax benefits from employee stock plans	—	—	285	—	—	—	285
Stock-based compensation	—	—	254	—	—	—	254
Repurchases of common stock	(12)	—	(14)	—	(674)	—	(688)
Warrants settlement	—	—	(1,040)	—	—	—	(1,040)
Convertible notes settlement	—	—	(2,771)	—	—	—	(2,771)
Convertible notes hedge settlement	—	—	2,774	—	—	—	2,774
Reclassification to equity component of currently redeemable convertible notes	—	—	(57)	—	—	—	(57)
Balance at December 31, 2013	1,534	2	5,386	(124)	6,106	375	11,745
Change in noncontrolling interest	—	—	—	—	—	60	60
Net income (loss)	—	—	—		12,101	(42)	12,059
Other comprehensive income, net of tax	—	—	—	425	—	—	425
Issuances under employee stock purchase plan	3	—	72	—	—	—	72
Issuances under equity incentive plans	24	—	260	—	—	—	260
Tax benefits from employee stock plans	—	—	484	—	—	—	484
Stock-based compensation	—	—	362	—	—	—	362
Repurchases of common stock	(62)	—	(133)	—	(5,475)	—	(5,608)
Warrants settlement	—	—	(4,093)	—	—	—	(4,093)
Convertible notes settlement	—	—	(2,513)	—	—	—	(2,513)
Convertible notes hedge settlement	—	—	2,543	—	—	—	2,543
Purchases of convertible note hedges	—	—	(26)	—	—	—	(26)
Reclassification to equity component of currently redeemable convertible notes	—	—	49	—	—	—	49
Balance at December 31, 2014	1,499	$2	$2,391	$301	$12,732	$393	$15,819

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$12,059	$3,057	$2,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	125	103	83
Amortization expense	925	242	195
Stock-based compensation expense	360	252	209
Excess tax benefits from stock-based compensation	(482)	(279)	(114)
Tax benefits from exercise and vesting of stock-based awards	484	285	113
Deferred income taxes	(236)	(98)	(39)
Change in fair value of contingent consideration	22	59	69
Other	79	46	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,578)	(315)	198
Inventories	143	(343)	(350)
Prepaid expenses and other assets	(371)	(170)	(129)
Accounts payable	(289)	(98)	117
Income taxes payable	533	30	(68)
Accrued liabilities	2,013	312	317
Deferred revenues	31	22	23
Net cash provided by operating activities	12,818	3,105	3,195

Investing Activities:
Purchases of marketable securities	(2,107)	(257)	(1,245)
Proceeds from sales of marketable securities	807	494	528
Proceeds from maturities of marketable securities	52	78	45
Other investments	(18)	—	(25)
Acquisitions, net of cash acquired	—	(379)	(10,752)
Capital expenditures	(557)	(190)	(397)
Net cash used in investing activities	(1,823)	(254)	(11,846)

Financing Activities:
Proceeds from debt financing, net of issuance costs	7,932	—	2,144
Proceeds from convertible note hedges	2,543	2,774	214
Purchases of convertible note hedges	(26)	—	—
Proceeds from issuances of common stock	331	313	466
Repurchases of common stock	(5,349)	(582)	(667)
Repayments of debt and other long-term obligations	(4,779)	(4,440)	(1,839)
Payments to settle warrants	(4,093)	(1,040)	—
Excess tax benefits from stock-based compensation	482	279	114
Payment of contingent consideration	(101)	—	—
Contributions from noncontrolling interest	35	152	131
Net cash provided by (used in) financing activities	(3,025)	(2,544)	563
Effect of exchange rate changes on cash and cash equivalents	(56)	2	8
Net change in cash and cash equivalents	7,914	309	(8,080)
Cash and cash equivalents at beginning of period	2,113	1,804	9,884
Cash and cash equivalents at end of period	$10,027	$2,113	$1,804

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$330	$238	$249
Income taxes paid	$2,060	$1,051	$1,101

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. Gilead's primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as chronic hepatitis C virus (HCV) infection and chronic hepatitis B virus (HBV) infection, oncology and inflammation, and serious cardiovascular and respiratory conditions. We have operations in more than 30 countries worldwide, with headquarters in Foster City, California. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.
Our product portfolio is comprised of Sovaldi®, Atripla®, Truvada®, Harvoni®, Complera®/Eviplera®, Stribild®, Viread®, Letairis®, Ranexa®, AmBisome®, Zydelig®, Cayston®, Hepsera®, Emtriva®, Tybost® and Vitekta®. We have global commercial sales operations and marketing subsidiaries in North and South America, Europe and Asia-Pacific. In addition, we also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and certain variable interest entities for which we are the primary beneficiary. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interests in our Consolidated Statements of Income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All intercompany transactions have been eliminated. The Consolidated Financial Statements include the results of companies acquired by us from the date of each acquisition for the applicable reporting periods.
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
Significant Accounting Policies, Estimates and Judgments
The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information such as actual experience.
Revenue Recognition
Product Sales
We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Upon recognition of revenue from product sales, provisions are made for government and other rebates such as Medicaid reimbursements, customer incentives such as cash discounts for prompt payment, distributor fees and expected returns of expired products, as appropriate.

Items Deducted from Gross Product Sales
Rebates and Chargebacks
We estimate reductions to our revenues for amounts paid to payers and healthcare providers in the United States, including Medicaid rebates, ADAPs, Veterans Administration and Public Health Service discounts, and other rebates, as well as foreign government rebates. Rebates and chargebacks are based on contractual arrangements or statutory requirements which may vary by product, by payer and individual payer plans. Our estimates are based on products sold, historical utilization rates, and as available, pertinent third party industry information, estimated patient population, known market events or trends, and for our U.S. product sales, channel inventory data obtained from our major U.S. wholesalers in accordance with our inventory management agreements. We also take into consideration, as available, new information regarding changes in programs' regulations and guidelines that would impact the amount of the actual rebates and/or our expectations regarding future utilization rates for these programs. Government and other chargebacks that are payable to our direct customers are classified as reductions of accounts receivable on our Consolidated Balance Sheets. Government and other rebates that are invoiced directly to us are recorded in accrued government and other rebates on our Consolidated Balance Sheets.
Cash Discounts
We estimate cash discounts based on contractual terms, historical utilization rates, as available, and our expectations regarding future utilization rates.
Distributor Fees
Under our inventory management agreements with our significant U.S. wholesalers, we pay the wholesalers a fee primarily for the compliance of certain contractually determined covenants such as the maintenance of agreed upon inventory levels. These distributor fees are based on a contractually determined fixed percentage of sales.
Product Returns
We do not provide our customers with a general right of product return, but typically permit returns if the product is damaged or defective when received by the customer, or in the case of product sold in the United States and certain countries outside the United States, if the product has expired. We will accept returns for product that will expire within six months or that have expired up to one year after their expiration dates. Our estimates for expected returns of expired products are based primarily on an ongoing analysis of our historical return patterns, historical industry information reporting the return rates for similar products and contractual agreements intended to limit the amount of inventory maintained by our wholesalers.
Royalty, Contract and Other Revenues
Royalty revenue from sales of our other products is generally recognized when received, which is generally in the quarter following the quarter in which the corresponding sales occur or in the month following the month in which the corresponding sales occur.
Revenue from non-refundable up-front license fees and milestone payments, such as under a development collaboration or an obligation to supply product, is recognized as performance occurs and our obligations are completed. In accordance with the specific terms of our obligations under these arrangements, revenue is recognized as the obligation is fulfilled or ratably over the development or manufacturing period. Revenue associated with substantive at-risk milestones is recognized based upon the achievement of the milestones set forth in the respective agreements. Advance payments received in excess of amounts earned are classified as deferred revenue on our Consolidated Balance Sheets.
Research and Development Expenses
Research and development (R&D) expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations (CROs), materials and supplies, licenses and fees, milestone payments under collaboration arrangements and overhead allocations consisting of various support and facility-related costs.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $393 million in 2014, $216 million in 2013 and $160 million in 2012.
Stock-Based Compensation
We utilize share based compensation in the form of various types of equity-based awards, including restricted stock units (RSUs), performance-based restricted stock units (PSUs) and stock options. Compensation expense is recognized in the Consolidated Statements of Income based on the estimated fair value at grant date. The estimated fair values of RSUs are based on the closing price of our common stock. For PSUs, estimated fair values are based on either the Monte Carlo valuation methodology or the stock price on the date of grant. For stock option awards, estimated fair values are based on the Black-Scholes option valuation model.
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
Marketable and Nonmarketable Securities
We determine the appropriate classification of our marketable securities, which consist primarily of debt securities, at the time of purchase and reevaluate such designation at each balance sheet date. All of our marketable securities are considered as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term marketable securities or long-term marketable securities. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Other income (expense), net, includes interest, dividends, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that the decline in fair value of an investment is below our accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security we hold and record a loss for the amount of such decline.
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
As of December 31, 2014, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $504 million, of which $157 million were greater than 120 days past due and $44 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at December 31, 2014.

Certain of the raw materials and components that we utilize in our operations are obtained through single suppliers. Certain of the raw materials that we utilize in our operations are made at only one facility. Since the suppliers of key components and raw materials must be named in a new drug application (NDA) filed with the U.S. Food and Drug Administration (FDA) for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers were interrupted for any reason, we may be unable to ship our commercial products or to supply our product candidates for clinical trials.
Accounts Receivable
Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government and other programs, cash discounts for prompt payment and doubtful accounts. Estimates for wholesaler chargebacks for government and other programs and cash discounts are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs. Estimates of our allowance for doubtful accounts are determined based on existing contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by geographic region and a review of the local economic environment and its potential impact on government funding and reimbursement practices. Historically, the amounts of uncollectible accounts receivable that have been written off have been insignificant and consistent with management's expectations.
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
When future commercialization is considered probable and the future economic benefit is expected to be realized, based on management's judgment, we capitalize pre-launch inventory costs prior to regulatory approval. A number of factors are taken into consideration, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, anticipated research and development initiatives that could impact the indication in which the compound will be used, viability of commercialization and marketplace trends. As of December 31, 2014 and 2013, the amount of pre-launch inventory on our Consolidated Balance Sheets was not significant.
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
Office and computer equipment includes capitalized software. We had unamortized capitalized software costs on our Consolidated Balance Sheets of $80 million as of December 31, 2014 and $84 million as of December 31, 2013. Leasehold improvements are amortized over the shorter of the lease term or the asset's useful life. Capitalized interest on construction in-progress is included in property, plant and equipment. Interest capitalized in 2014, 2013 and 2012 was not significant.
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to purchased in-process research and development (IPR&D) projects and are measured at their respective fair values as of the acquisition date. We do not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized based on their respective estimated useful lives at that point in time. We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if we become aware of any events or changes that would indicate the fair values of the assets are below their carrying amounts.
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
Valuation of Contingent Consideration Resulting from a Business Combination
In connection with certain business combinations, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. In connection with the consolidation of a variable interest entity for which we are a primary beneficiary, we record contingent consideration related to future earn-out payments based upon percentage of gross margin of the entity. Each reporting period thereafter, we revalue these obligations and record changes in their fair value within our Consolidated Statement of Income. We record changes in fair value related to future milestone payments as R&D expense until such time that the related product candidate receives marketing approval.
Changes in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates. Significant judgment is employed in determining these assumptions as of the acquisition or consolidation date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.
Foreign Currency Translation, Transaction Gains and Losses, and Hedging Contracts
Non-U.S. entity operations are recorded in the functional currency of each entity. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency rates. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of other comprehensive income (loss) within stockholders' equity. Foreign currency transaction gains and losses are recorded in other income (expense), net on our Consolidated Statements of Income. Net foreign currency transaction gains totaled $4 million in 2014, and losses totaled $4 million in 2013 and $11 million in 2012.
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

Fair Value of Financial Instruments
We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks.
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
Branded Prescription Drug Fee
We, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of the BPD fee, which is calculated based on select government sales during each calendar year as a percentage of total industry government sales. In 2014, the Internal Revenue Service (IRS) issued final regulations related to the BPD fee which indicate that an entity's obligation to pay its portion of the BPD fee in any given calendar year is triggered by the qualifying sales in the previous year, instead of the first qualifying sale in the current calendar year. As a result of the final IRS regulations, we were required to recognize our 2014 fee of $460 million and 2013 fee of $142 million in our 2014 Consolidated Statement of Income. The IRS is expected to communicate the final BPD fee amounts due for 2013 sales during the third quarter of 2015 and for 2014 sales during the third quarter of 2016. Our BPD fee accrual totaled $500 million as of December 31, 2014 and $38 million as of December 31, 2013 on our Consolidated Balance Sheets.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance will require significantly expanded revenue recognition disclosures. This guidance will become effective for us beginning in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our adoption of this standard on our Consolidated Financial Statements.

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

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in millions):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,926	$—	$—	$7,926	$1,491	$—	$—	$1,491
Corporate debt securities	—	938	—	938	—	220	—	220
U.S. treasury securities	363	—	—	363	86	—	—	86
Residential mortgage and asset-backed securities	—	269	—	269	—	47	—	47
U.S. government agencies securities	—	113	—	113	—	93	—	93
Municipal debt securities	—	16	—	16	—	12	—	12
Foreign currency derivative contracts	—	349	—	349	—	14	—	14
Deferred compensation plan (1)	54	—	—	54	44	—	—	44
	$8,343	$1,685	$—	$10,028	$1,621	$386	$—	$2,007

Liabilities:
Contingent consideration	$—	$—	$133	$133	$—	$—	$264	$264
Deferred compensation plan (1)	54	—	—	54	44	—	—	44
Foreign currency derivative contracts	—	—	—	—	—	99	—	99
	$54	$—	$133	$187	$44	$99	$264	$407
(1) We maintain a deferred compensation plan under which our directors and key employees may defer compensation for income tax purposes. Amounts deferred by participants are deposited in a rabbit trust and the amount is periodically adjusted to reflect earnings or (losses) based on the participant's investment elections among a select group of investment funds which consists of money market funds and mutual funds.

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
The fair values of our convertible senior notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. The following table summarizes the carrying values and fair values of the convertible senior notes and senior unsecured notes (in millions):

		December 31, 2014		December 31, 2013
Type of Borrowing	Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior	May 2014 Notes	$—	$—	$234	$784
Convertible Senior	May 2016 Notes	483	2,097	1,113	3,872
Senior Unsecured	April 2021 Notes	995	1,108	994	1,075
Senior Unsecured	December 2014 Notes	—	—	750	763
Senior Unsecured	December 2016 Notes	700	727	699	741
Senior Unsecured	December 2021 Notes	1,248	1,377	1,248	1,337
Senior Unsecured	December 2041 Notes	998	1,229	998	1,119
Senior Unsecured	April 2019 Notes	499	500	—	—
Senior Unsecured	April 2024 Notes	1,747	1,836	—	—
Senior Unsecured	April 2044 Notes	1,747	1,954	—	—
Senior Unsecured	February 2020 Notes	499	504	—	—
Senior Unsecured	February 2025 Notes	1,748	1,797	—	—
Senior Unsecured	February 2045 Notes	1,740	1,872	—	—
Level 3 Inputs
As of December 31, 2014 and 2013, the only assets or liabilities that were measured using Level 3 inputs were contingent consideration liabilities. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.
Contingent Consideration Liabilities
In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval, sales-based milestone events, or other financial results. We estimate the fair value of the contingent consideration liabilities on the acquisition date or initial consolidation date and each reporting period thereafter using a probability-weighted income approach, which reflects the probability and timing of future payments. This fair value measurement is based on significant Level 3 inputs such as the anticipated timelines and probability of achieving development, regulatory approval or sales-based milestone events and projected revenues. The resulting probability-weighted cash flows are discounted using credit-risk adjusted interest rates.
Each reporting period thereafter, we revalue these obligations by performing a review of the assumptions listed above and record increases or decreases in the fair value of these contingent consideration obligations within our Consolidated Statements of Income. We record fair value related to future milestone payments in R&D expense until such time that the related product candidate receives marketing approval. The change in the fair value of future earn-out payments is recorded in selling, general and administrative (SG&A) expense. In the absence of any significant changes in key assumptions, the quarterly determination of fair values of these contingent consideration obligations would primarily reflect the passage of time.

Significant judgment is employed in determining Level 3 inputs and fair value measurements as of the acquisition date or initial consolidation date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period and actual results may differ from estimates. For example, significant increases in the probability of achieving a milestone or projected revenues would result in a significantly higher fair value measurement while significant decreases in the estimated probability of achieving a milestone or projected revenues would result in a significantly lower fair value measurement. Significant increases in the discount rate or in the anticipated timelines would result in a significantly lower fair value measurement while significant decreases in the discount rate or anticipated timelines would result in a significantly higher fair value measurement.
The potential contingent consideration payments required upon achievement of development or regulatory approval-based milestones related to our acquisitions of CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. (Calistoga) ranged from no payment if none of the milestones were achieved to an estimated maximum of $254 million (undiscounted). In July 2014, upon receiving FDA approval of Zydelig, certain regulatory approval-based milestones related to our Calistoga acquisition were met and as a result, we made contingent consideration payments totaling $175 million in the third quarter of 2014. As of December 31, 2014 and December 31, 2013, we had accrued $55 million and $221 million, respectively, related to these acquisitions.
The remainder of the contingent consideration liabilities as of December 31, 2014 and 2013 primarily relate to the potential future payments resulting from the acquisition of Arresto Biosciences, Inc. for royalty obligations on future sales once specified sales-based milestones are achieved.
The following table provides a rollforward of our contingent consideration liabilities, which are recorded as part of other accrued liabilities and other long-term obligations in our Consolidated Balance Sheets (in millions):

	Year Ended December 31,
	2014	2013
Balance, beginning of period	$264	$205
Milestone payments - Calistoga	(175)	—
Net changes in valuation	32	59
Addition from consolidation of variable interest entity	12	—
Balance, end of period	$133	$264

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Consolidated Balance Sheets (in millions):

	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$7,926	$—	$—	$7,926	$1,491	$—	$—	$1,491
Corporate debt securities	941	—	(3)	938	219	1	—	220
U.S. treasury securities	363	—	—	363	86	—	—	86
Residential mortgage and asset-backed securities	269	—	—	269	47	—	—	47
U.S. government agencies securities	113	—	—	113	93	—	—	93
Municipal debt securities	16	—	—	16	12	—	—	12
Total	$9,628	$—	$(3)	$9,625	$1,948	$1	$—	$1,949

The following table summarizes the classification of the available-for-sale securities on our Consolidated Balance Sheets (in millions):

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$7,926	$1,491
Short-term marketable securities	101	19
Long-term marketable securities	1,598	439
Total	$9,625	$1,949
Cash and cash equivalents in the table above exclude cash of $2.1 billion as of December 31, 2014 and $622 million as of December 31, 2013.
The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in millions):

	December 31, 2014
	Amortized Cost	Fair Value
Less than one year	$8,027	$8,027
Greater than one year but less than five years	1,583	1,580
Greater than five years but less than ten years	14	14
Greater than ten years	4	4
Total	$9,628	$9,625
The following table summarizes the gross realized gains and losses related to sales of marketable securities (in millions):

	Year Ended December 31,
	2014	2013	2012
Gross realized gains on sales	$1	$1	$10
Gross realized losses on sales	$—	$(1)	$(44)
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Debt securities:
Corporate debt securities	$(3)	$802	$—	$—	$(3)	$802
Residential mortgage and asset-backed securities	—	227	—	1	—	228
U.S. treasury securities	—	206	—	—	—	206
U.S. government agencies securities	—	22	—	—	—	22
Municipal debt securities	—	2	—	—	—	2
Total	$(3)	$1,259	$—	$1	$(3)	$1,260

December 31, 2013
Debt securities:
Corporate debt securities	$—	$37	$—	$2	$—	$39
Residential mortgage and asset-backed securities	—	19	—	6	—	25
U.S. treasury securities	—	25	—	—	—	25
U.S. government agencies securities	—	11	—	—	—	11
Municipal debt securities	—	—	—	—	—	—
Total	$—	$92	$—	$8	$—	$100

We held a total of 468 positions as of December 31, 2014 and 40 positions as of December 31, 2013 that were in an unrealized loss position. The unrealized losses were immaterial both individually and in aggregate. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2014 and 2013 because we do not intend to sell these securities and we believe it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using a regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at December 31, 2014 will be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the three years ended December 31, 2014, 2013 and 2012 are included within net cash provided by operating activities in the Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $6.4 billion at December 31, 2014 and $4.3 billion at December 31, 2013.
While all of our derivative contracts allow us the right to offset assets or liabilities, we have presented amounts on a gross basis. Under the International Swap Dealers Association, Inc. master agreements with the respective counterparties of the foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The following table summarizes the classification and fair values of derivative instruments on our Consolidated Balance Sheets (in millions):

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$314	Other accrued liabilities	$—
Foreign currency exchange contracts	Other long-term assets	35	Other long-term obligations	—
Total derivatives		$349		$—

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$13	Other accrued liabilities	$86
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	13
Total derivatives		$14		$99
As of December 31, 2014 and December 31, 2013, there were no material derivatives not designated as hedges.
The following table summarizes the effect of our foreign currency exchange contracts on our Consolidated Financial Statements (in millions):

	Year Ended December 31,
	2014	2013	2012
Derivatives designated as hedges:
Gains (losses) recognized in accumulated OCI (effective portion)	$446	$(55)	$(62)
Gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$—	$(20)	$89
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$(7)	$2	$(8)
Derivatives not designated as hedges:
Gains (losses) recognized in other income (expense), net	$135	$(17)	$(1)
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on our Consolidated Statements of Income. There were no material amounts recorded in other income (expense), net for the years ended December 31, 2014, 2013 and 2012 as a result of the discontinuance of cash flow hedges.

As of December 31, 2014 and 2013, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Consolidated Balance Sheets (in millions):

As of December 31, 2014
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$349	$—	$349	$—	$—	$349
Derivative liabilities	—	—	—	—	—	—

As of December 31, 2013
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$14	$—	$14	$(14)	$—	$—
Derivative liabilities	(99)	—	(99)	14	—	(85)

5.	ACQUISITIONS
YM BioSciences Inc.
In February 2013, we completed the acquisition of YM BioSciences Inc. (YM), based in Canada, for total consideration transferred of $488 million, at which time YM became a wholly-owned subsidiary of Gilead. YM was a drug development company primarily focused on advancing momelotinib, an orally administered, once-daily candidate for hematologic cancers.
The YM acquisition was accounted for as a business combination. The fair values of acquired assets and assumed liabilities primarily included IPR&D of $363 million, goodwill of $127 million, deferred tax assets of $53 million with a full unrecognized tax benefit, deferred tax liabilities of $109 million and cash acquired of $109 million. Pro forma results of operations for the acquisition of YM have not been presented because this acquisition is not material to our consolidated results of operations. See Note 8, Intangible Assets and Goodwill for a description of the IPR&D acquired.
Pharmasset, Inc.
In January 2012, we completed the acquisition of Pharmasset, Inc. (Pharmasset) a publicly-held clinical-stage pharmaceutical company committed to discovering, developing and commercializing novel drugs to treat viral infections. Pharmasset's primary focus was the development of oral therapeutics for the treatment of HCV infection. Pharmasset's lead compound, sofosbuvir, is a nucleotide analog which, in December 2013, was approved by the FDA under the name Sovaldi, as a once-daily oral regimen for the treatment of HCV in patients with genotypes 1, 2, 3 or 4 infection, including those with hepatocellular carcinoma meeting Milan criteria (awaiting liver transplantation) and those with HCV/HIV-1 co-infection. In October 2014, Harvoni, which combines the NS5A inhibitor ledipasvir with sofosbuvir, received approval from the FDA for the treatment of chronic HCV genotype 1 infection in adults. The acquisition of Pharmasset has allowed us to advance our effort to develop all-oral regimens for the treatment of HCV.
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
The Pharmasset acquisition was accounted for as a business combination. The results of operations of Pharmasset have been included in our Consolidated Statements of Income since January 13, 2012, the date on which we acquired approximately 88% of the outstanding shares of common stock of Pharmasset.
The following table summarizes the components of the cash paid to acquire Pharmasset (in millions):

Total consideration transferred	$10,858
Stock-based compensation expense	194
Total cash paid	$11,052
The $11.1 billion cash payment consisted of a $10.4 billion cash payment to the outstanding common stockholders and a $668 million cash payment to option holders under the Pharmasset stock option plans. The $10.4 billion cash payment to the outstanding common stockholders and $474 million of the cash payment to vested option holders under the Pharmasset stock option plans were accounted for as consideration transferred. The remaining $194 million of cash payment was accounted for as stock-based compensation expense resulting from the accelerated vesting of Pharmasset employee options immediately prior to the acquisition.
The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed, and the consideration transferred (in millions):

Identifiable intangible assets	$10,738
Cash and cash equivalents	107
Other assets acquired (liabilities assumed), net	(43)
Total identifiable net assets	10,802
Goodwill	56
Total consideration transferred	$10,858

Identifiable Intangible Assets
We acquired intangible assets, primarily comprised of the sofosbuvir IPR&D compound, which had an estimated fair value of $10.7 billion as of the date of acquisition. The fair value of the asset was determined using a probability-weighted income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 12%, which is based on the estimated weighted-average cost of capital for companies with profiles similar to that of Pharmasset. This rate was comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would have used to value the intangible asset. The projected cash flow from sofosbuvir was based on key assumptions such as: estimates of revenues and operating profits related to each project considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. Intangible assets related to IPR&D projects are considered to be indefinite-lived assets until the completion or abandonment of the associated R&D efforts. In December 2013, the $10.7 billion purchased IPR&D project for sofosbuvir was completed and reclassified as a finite-lived intangible asset. We are amortizing this asset over its estimated useful life, utilizing the straight-line method.
Goodwill
The $56 million of goodwill represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed and is attributable to the synergies expected from combining our R&D operations with Pharmasset's operations. None of the goodwill is expected to be deductible for income tax purposes.
Stock-Based Compensation Expense
The stock-based compensation expense recognized for the accelerated vesting of employee options immediately prior to the acquisition was reported in our Consolidated Statements of Income as follows (in millions):

Year Ended
December 31, 2012
Research and development expense	$100
Selling, general and administrative expense	94
Total stock-based compensation expense	$194
Other Costs
Other costs incurred in connection with the acquisition include (in millions):

	Year Ended December 31,
	2012	2011
Transaction costs (e.g. investment advisory, legal and accounting fees)	$11	$28
Bridge financing costs	7	24
Restructuring costs	15	—
Total other costs	$33	$52
The following table summarizes these costs by the line item in our Consolidated Statements of Income in which these costs were recognized (in millions):

	Year Ended December 31,
	2012	2011
Research and development expense	$8	$—
Selling, general and administrative expense	18	28
Interest expense	7	24
Total other costs	$33	$52

Pro Forma Information
The following unaudited pro forma information presents the combined results of operations of Gilead and Pharmasset as if the acquisition of Pharmasset had been completed on January 1, 2011, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of Gilead and Pharmasset. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in millions):

	Year Ended December 31,
	2012	2011
Total revenues	$9,703	$8,385
Net income attributable to Gilead	$2,746	$2,389
The unaudited pro forma consolidated results include non-recurring pro forma adjustments that assume the acquisition occurred on January 1, 2011. Stock-based compensation expenses of $194 million incurred in 2012 were included in the net income attributable to Gilead for the year ended December 31, 2011. Other costs of $18 million incurred during the year ended December 31, 2012 were included in the net income attributable to Gilead for the year ended December 31, 2011.

6.	INVENTORIES
Inventories are summarized as follows (in millions):

	December 31,
	2014	2013
Raw materials	$909	$1,050
Work in process	500	413
Finished goods	466	593
Total	$1,875	$2,056

Recognized as:
Inventories	$1,386	$1,697
Other long-term assets	489	359
Total	$1,875	$2,056
Amounts reported as other long-term assets are comprised almost entirely of raw materials as of December 31, 2014 and December 31, 2013. Prior period amounts have been reclassified to conform to the current presentation.
The joint ventures formed by Gilead Sciences, LLC and Bristol-Myers Squibb (BMS) (See Note 9, Collaborative Arrangements), which are included in our Consolidated Financial Statements, held efavirenz active pharmaceutical ingredient in inventory. This efavirenz inventory was purchased from BMS at BMS's estimated net selling price of efavirenz and totaled $806 million as of December 31, 2014 and $1.3 billion as of December 31, 2013.

7.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized as follows (in millions):

	December 31,
	2014	2013
Property, plant and equipment, net:
Buildings and improvements (including leasehold improvements)	$997	$835
Laboratory and manufacturing equipment	327	250
Office and computer equipment	305	258
Construction in progress	411	129
Subtotal	2,040	1,472
Less accumulated depreciation and amortization (including $2 for 2014 and 2013 relating to capitalized leased equipment)	(620)	(502)
Subtotal	1,420	970
Land	254	196
Total	$1,674	$1,166

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the carrying amount of our intangible assets (in millions):

	December 31,
	2014	2013
Finite-lived intangible assets	$10,641	$11,326
Indefinite-lived intangible assets	432	574
Total intangible assets	$11,073	$11,900
Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in millions):

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - sofosbuvir	$10,720	$757	$10,720	$58
Intangible asset - Ranexa	688	277	688	191
Other	455	188	306	139
Total	$11,863	$1,222	$11,714	$388
Upon FDA approval and commercial launch of Sovaldi in December 2013, we reclassified the IPR&D related to sofosbuvir to finite-lived intangible assets. Amortization expense related to finite-lived intangible assets included primarily in cost of goods sold in our Consolidated Statements of Income totaled $818 million in 2014, $143 million in 2013 and $63 million in 2012. As of December 31, 2014, the estimated future amortization expense associated with our finite-lived intangible assets for each of the five succeeding fiscal years is as follows (in millions):

Fiscal Year	Amount
2015	$826
2016	832
2017	846
2018	853
2019	741
Total	$4,098

Indefinite-Lived Intangible Assets
In 2013, we completed our acquisition of YM. Of the total $488 million fair value of acquired assets and assumed liabilities for YM, we attributed $363 million to IPR&D related to momelotinib on our Consolidated Balance Sheets. The following table summarizes our indefinite-lived intangible assets (in millions):

	December 31,
	2014	2013
Indefinite-lived intangible asset - momelotinib (formerly CYT387)	$308	363
Indefinite-lived intangible assets - Other	117	266
	425	629
Foreign currency translation adjustment	7	(55)
Total	$432	$574
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in millions):

Balance at December 31, 2013	$1,169
Foreign currency translation adjustment	3
Balance at December 31, 2014	$1,172

9.	COLLABORATIVE ARRANGEMENTS
We enter into collaboration arrangements with third parties for the development and commercialization of certain products. Both parties are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. Collaboration arrangements are assessed at their inception, and at each reporting date, to determine whether we are the primary beneficiary of an entity determined to be a VIE and therefore would be required to consolidate the third party.
For VIEs, we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As such, we have consolidated those entities in our consolidated financial statements. As of December 31, 2014, the only material VIE was our joint venture with BMS which is described below.
Bristol-Myers Squibb Company
North America
In 2004, we entered into a collaboration arrangement with BMS to develop and commercialize a single tablet regimen containing our Truvada and BMS's Sustiva (efavirenz) in the United States. This combination was approved for use in the United States in 2006 and is sold under the brand name Atripla. We and BMS structured this collaboration as a joint venture that operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. We and BMS granted royalty-free sublicenses to the joint venture for the use of our respective company owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. In 2006, we and BMS amended the joint venture's collaboration agreement to allow the joint venture to sell Atripla in Canada. The economic interests of the joint venture held by us and BMS (including a share of revenues and out-of-pocket expenses) are based on the portion of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both our and BMS's respective economic interests in the joint venture may vary annually.
We and BMS shared marketing and sales efforts. Starting in the second quarter of 2011, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the United States, and the parties reduced their joint promotional efforts since we launched Complera in August 2011 and Stribild in August 2012. The parties will continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. The daily operations of the joint venture are governed by four primary joint committees formed by both BMS and Gilead. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. The agreement will continue until terminated by the mutual agreement of the parties. In addition, either party may terminate the other party's participation in the collaboration within 30 days after the launch of at least one generic version of such other party's single agent products (or the double agent products). The terminating party then has the right to continue to sell Atripla and become the continuing party, but will be obligated to pay the terminated party certain royalties for a three-year period following the effective date of the termination.
As of December 31, 2014 and 2013, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Consolidated Balance Sheets. As of December 31, 2014, total assets held by the joint venture were $2.1 billion and consisted primarily of cash and cash equivalents of $250 million, accounts receivable of $297 million and inventories of $1.6 billion; total liabilities were $1.2 billion and consisted primarily of accounts payable of $750 million and other accrued expenses of $408 million. As of December 31, 2013, total assets held by the joint venture were $2.2 billion and consisted primarily of cash and cash equivalents of $246 million, accounts receivable of $275 million and inventories of $1.7 billion; total liabilities were $1.3 billion and consisted primarily of accounts payable of $915 million and other accrued expenses of $341 million. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets. Similarly, the assets held in the joint venture can be used only to settle obligations of the joint venture.
Europe
In 2007, Gilead Sciences Ireland Unlimited Company, our wholly-owned subsidiary, formerly known as Gilead Sciences Limited, and BMS entered into a collaboration agreement with BMS which sets forth the terms and conditions under which we and BMS commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS's estimated net selling price of efavirenz in the European Territory. We are responsible for manufacturing, product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we and BMS promote Atripla. In general, the parties share revenues and out-of-pocket expenses in proportion to the net selling prices of the components of Atripla, Truvada and efavirenz.
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of December 31, 2014 and 2013, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Consolidated Balance Sheets.
The parties also formed a limited liability company to hold the marketing authorization for Atripla in Europe. We have primary responsibility for regulatory activities. In the major market countries, both parties have agreed to independently continue to use commercially reasonable efforts to promote Atripla.
The agreement will terminate upon the expiration of the last-to-expire patent which affords market exclusivity to Atripla or one of its components in the European Territory. In addition, since December 31, 2013, either party may terminate the agreement for any reason and such termination will be effective two calendar quarters after notice of termination. The non-terminating party has the right to continue to sell Atripla and become the continuing party, but will be obligated to pay the terminating party certain royalties for a three-year period following the effective date of the termination. In the event the continuing party decides not to sell Atripla, the effective date of the termination will be the date Atripla is withdrawn in each country or the date on which a third party assumes distribution of Atripla, whichever is earlier. As of December 31, 2014, neither party had elected to terminate the agreement.
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

We received approval of Stribild (an elvitegravir-containing product) from the FDA in August 2012 and from the European Commission in May 2013. We capitalized $20 million related to the milestone incurred in connection with the FDA approval of Stribild and $12 million related to the milestone we incurred in connection with the European Commission approval. Both milestones are being amortized over the useful patent life of elvitegravir, which is approximately 10 years, expiring in 2023.
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
Janssen
In 2009, we entered into a license and collaboration agreement with Janssen Sciences Ireland UC (Janssen), formerly Tibotec Pharmaceuticals, to develop and commercialize a fixed-dose combination of our Truvada and Janssen's non-nucleoside reverse transcriptase inhibitor rilpivirine. This combination was approved in the United States and European Union in 2011 and is sold under the brand name Complera in the United States and Eviplera in the European Union. Under this original agreement, Janssen granted us an exclusive license to Complera/Eviplera worldwide excluding certain middle income and developing world countries and Japan.
In 2011 and 2013, we amended the agreement to include distribution of Complera/Eviplera to the rest of the world. In 2014, we amended the agreement to expand the collaboration to include another product containing Janssen’s rilpivirine and our emtricitabine and tenofovir alafenamide (RFTAF). Under the amended agreement, Janssen granted us an exclusive license to Complera/Eviplera and RFTAF worldwide, but retained rights to distribute both combination products in 18 countries including Mexico, Russia and Japan. Neither party is restricted from combining its drugs with any other drug products except those which are similar to the components of Complera/Eviplera and RFTAF.
We are responsible for manufacturing Complera/Eviplera and RFTAF and have the lead role in registration, distribution and commercialization of both products except in the countries where Janssen distributes. Janssen has exercised a right to co-detail the combination product in some of the countries where Gilead is the selling party.
Under the initial agreement, the price of Complera/Eviplera was expected to be the sum of the price of Truvada and the price of rilpivirine purchased separately. The cost of rilpivirine purchased by us from Janssen for Complera/Eviplera was approximately the market price of rilpivirine, less a specified percentage of up to 30% in major markets. The 2014 amendment, effective in 2015, enables the selling party to set the price of the combined products and the parties share revenues based on the ratio of the net selling prices of the party’s component(s), subject to certain restrictions and adjustments. Gilead will continue to retain a specified percentage of Janssen’s share of revenues, up to 30% in major markets.
Either party may terminate the collaboration agreement with respect to a product and a country if the product is withdrawn from the market in such country or with respect to a product in all countries if the other party materially breaches the agreement with respect to a product. The agreement and the parties’ obligation to share revenues will expire on a product-by-product and country-by-country basis as Janssen patents providing exclusivity for the product expire or, if later, on the tenth anniversary of commercial launch for such product. We may terminate the agreement without cause with respect to the countries where we sell the products in which case Janssen has the right to become the selling party for such country if the product has launched but has been on the market for fewer than 10 years.

10.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in millions):

				Interest	December 31,
Type of Borrowing	Description	Issue Date	Due Date	Rate	2014	2013
Convertible Senior	May 2014 Notes	July 2010	May 2014	1.00%	$—	$234
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	483	1,113
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	995	994
Senior Unsecured	December 2014 Notes	December 2011	December 2014	2.40%	—	750
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	700	699
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,248	1,248
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	998	998
Senior Unsecured	April 2019 Notes	March 2014	April 2019	2.05%	499	—
Senior Unsecured	April 2024 Notes	March 2014	April 2024	3.70%	1,747	—
Senior Unsecured	April 2044 Notes	March 2014	April 2044	4.80%	1,747	—
Senior Unsecured	February 2020 Notes	November 2014	February 2020	2.35%	499	—
Senior Unsecured	February 2025 Notes	November 2014	February 2025	3.50%	1,748	—
Senior Unsecured	February 2045 Notes	November 2014	February 2045	4.50%	1,740	—
Credit Facility	Five-Year Revolver	January 2012	January 2017	Variable	—	600
Total debt, net					12,404	6,636
Less current portion					483	2,697
Total long-term debt, net					$11,921	$3,939
May 2014 and May 2016 Convertible Senior Notes
In July 2010, we issued $1.3 billion of convertible senior notes due in May 2014 (the May 2014 Notes) and $1.3 billion of convertible senior notes due in May 2016 (the May 2016 Notes, and collectively with the May 2014 Notes, the May Notes) in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended.
The May 2014 Notes and May 2016 Notes were issued at par. The May 2014 Notes bore an annual interest rates of 1.00% and the May 2016 Notes bear an annual interest rate of 1.625%. Debt issuance costs of $35 million were recorded in other long-term assets and are being amortized to interest expense over the contractual terms of the May Notes. The aggregate principal amount of the May Notes sold reflects the full exercise by the initial purchasers of their option to purchase additional notes to cover over-allotments. The initial conversion rate for the May 2014 Notes was 44.3690 shares per $1,000 principal amount (which represented an initial conversion price of approximately $22.54 per share), and the initial conversion rate for the May 2016 Notes is 44.0428 shares per $1,000 principal amount (which represents an initial conversion price of approximately $22.71 per share). The conversion rates are subject to customary anti-dilution adjustments.
The May 2016 Notes may be converted prior to April 1, 2016 only under the following circumstances: 1) during any calendar quarter commencing after September 30, 2010, if the closing price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the applicable conversion price on each applicable trading day, or 2) during the five business day period after any measurement period of ten consecutive trading days in which, for each trading day of such period, the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on such trading day, or 3) upon the occurrence of specified corporate transactions, such as the distribution of certain stock rights, cash amounts, or other assets to all of our shareholders or the occurrence of a change in control. On and after April 1, 2016, in the case of the May 2016 Notes, holders may convert their notes at any time, regardless of the foregoing circumstances. Generally, upon conversion, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the note or (ii) the conversion value for such note, as measured under the indenture governing the relevant notes. If the conversion value exceeds the principal amount, we may also deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of the principal amount.

During the year ended December 31, 2014, the May 2014 Notes matured and a portion of the May 2016 Notes were converted. During the year ended December 31, 2014, we repaid $912 million of principal balance related to the May Notes. We also paid $2.5 billion in cash related to the conversion spread of the May Notes, which represents the conversion value in excess of the principal amount, and received $2.5 billion in cash from the convertible note hedges related to the May Notes.
As of December 31, 2014 and 2013, the May 2016 Notes were classified as current given that their conversion criteria were met. As of December 31, 2013, given their maturity date, the May 2014 Notes were classified as current. As a result, the related unamortized discounts of $15 million and $64 million as of December 31, 2014 and 2013, respectively, were classified as an equity component of currently redeemable convertible notes on our Consolidated Balance Sheets.
If the May 2016 Notes are converted in connection with a change in control, we may be required to provide a make whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in the event of a change in control, the holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. As of December 31, 2014, the if-converted value of the May 2016 Notes would exceed the principal amounts of the May 2016 Notes by $1.6 billion.
Concurrent with the issuance of the May Notes, we purchased convertible note hedges in private transactions at a cost of $363 million, which is tax deductible over the life of the notes. We also sold warrants in private transactions to acquire 111 million shares of our common stock and received net proceeds of $155 million from the sale of the warrants. The convertible note hedges and warrants are intended to reduce the potential economic dilution upon future conversions of the May Notes by effectively increasing our conversion price to $28.38 per share for the May 2014 Notes and $30.05 per share for the May 2016 Notes. The net cost of $207 million of the convertible note hedge and warrant transactions was recorded in stockholders' equity on our Consolidated Balance Sheets. In addition, because both of these contracts are classified in stockholders’ equity and are indexed to our common stock, they are not accounted for as derivatives.
The convertible note hedges covered, subject to customary anti-dilution adjustments, 111 million shares of our common stock at strike prices that initially correspond to the initial conversion prices of the May Notes and are subject to adjustments similar to those applicable to the conversion price of the related notes. If the market value per share of our common stock at the time of conversion of the May Notes is above the strike price of the applicable convertible note hedges, we will be entitled to receive from the counterparties in the transactions shares of our common stock or, to the extent we have made a corresponding election with respect to the related convertible notes, cash or a combination of cash and shares of our common stock, at our option, for the excess of the market value of the common stock over the strike price of the convertible note hedges. The convertible note hedges will terminate upon the maturity of the May Notes or when none of the May Notes remain outstanding due to conversion or otherwise. There were 111 million shares of our common stock underlying the warrants, subject to customary anti-dilution adjustments. The warrants had a strike price of $28.38 per share (for the warrants that expired in 2014) and $30.05 per share (for the warrants expiring in 2016). Both the warrants that expired in 2014 and the warrants that will expire in 2016 had terms whereby they were or will be exercisable only on their respective expiration dates. If the market value of our common stock at the time of the exercise of the applicable warrants exceeds their respective strike prices, we will be required to net settle in cash or shares of our common stock, at our option, with the respective counterparties for the value of the warrants in excess of the warrant strike prices.
During the year ended December 31, 2014, we exercised our option to settle in cash the warrants expiring in 2014 (the 2014 Warrants) related to the May 2014 Notes. As result, we paid $4.1 billion to settle the 2014 Warrants as the market value of our common stock at the time of the exercise of the 2014 Warrants exceeded their strike price. There were 56 million shares of our common stock underlying the 2014 Warrants, which had a strike price of $28.38 per share and expired during the 40 trading-day period commencing August 1, 2014 and ending on September 26, 2014. Because the 2014 Warrants could have been settled, at our option, in cash or shares of our common stock, and the related contracts met all of the applicable criteria for equity classification, the settlement was recorded as a reduction of additional paid-in capital in our Consolidated Balance Sheets.

Under current accounting guidance, we bifurcated the conversion option of the May Notes from the debt instrument, classified the conversion option in equity and are accreting the resulting debt discount as interest expense over the contractual terms of the May Notes. The following table summarizes information about the equity and liability components of the May Notes (in millions):

	Carrying Value of Equity Component		Net Carrying Amount of Liability Component		Unamortized Discount of Liability Component
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
May 2014 Notes	$—	$20	$—	$234	$—	$(2)
May 2016 Notes	61	143	483	1,113	(15)	(62)
Total May Notes	$61	$163	$483	$1,347	$(15)	$(64)
We recognized $38 million in 2014, $107 million in 2013 and $87 million in 2012 in interest expense related to the contractual coupon rates and amortization of the debt discount and issuance costs for the May Notes. The effective interest rates on the liability components of the May 2014 Notes and May 2016 Notes were 3.50% and 4.00%, respectively.
We used the net proceeds for general corporate purposes, which include the repayment of existing indebtedness and to repurchase shares of our common stock.
April 2021 Senior Unsecured Notes
In March 2011, we issued senior unsecured notes due in April 2021 (the April 2021 Notes) in a registered offering for an aggregate principal amount of $1.0 billion. The April 2021 Notes will pay interest at a fixed annual rate of 4.50%. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $6 million and are being amortized to interest expense over the contractual term of the April 2021 Notes. We recognized $46 million in 2014, 2013 and 2012 in interest expense related to the contractual coupon rates and amortization of the debt discount and issuance costs for the April 2021 Notes.
The April 2021 Notes may be redeemed at our option at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 20 basis points, plus, in each case, accrued and unpaid interest on the notes to be redeemed to the date of redemption. At any time on or after January 1, 2021, we may redeem the April 2021 Notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption. In addition, in the event of the occurrence of both a change in control and a downgrade in the rating of the April 2021 Notes below investment grade by Standard & Poor's Ratings Services and Moody's Investors Service, Inc., the holders may require us to purchase all or a portion of their notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
We used the net proceeds for general corporate purposes, which include the repayment of existing indebtedness and to repurchase shares of our common stock.
December 2014, 2016, 2021 and 2041 Senior Unsecured Notes
In December 2011, we issued senior unsecured notes due in December 2014, December 2016, December 2021 and December 2041 (the December 2014 Notes, the December 2016 Notes, the December 2021 Notes and the December 2041 Notes, respectively, and collectively, the December Notes) in a registered offering for $750 million, $700 million, $1.3 billion and $1.0 billion, respectively, for an aggregate principal amount of $3.7 billion. The December 2014 Notes paid interest at a fixed annual rate of 2.40% and matured in December 2014, and the remaining notes will mature in December 2016, 2021 and 2041, respectively, and pay interest at fixed annual rates of 3.05%, 4.40% and 5.65%, respectively. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $20 million and are being amortized to interest expense over the contractual term of each of the respective notes. We recognized $153 million in 2014, $155 million in 2013 and $155 million in 2012 in interest expense related to the contractual coupon rates and amortization of the debt discount and issuance costs for the December Notes.
The outstanding December Notes may be redeemed at our option at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an Independent Investment Banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 35 basis points in the case of the December 2016 Notes and 40 basis points in the case of the December 2021 Notes and December 2041 Notes plus, in each case, accrued and unpaid interest on the notes to be redeemed to the date of redemption.
At any time on or after the date that is three months prior to the maturity date of the December 2021 Notes, we may redeem the December 2021 Notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption. At any time on or after the date that is six months prior to the maturity date of the December 2041 Notes, we may redeem the December 2041 Notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption.
In the event of the occurrence of a change in control and a downgrade in the rating of a series of the outstanding December Notes below investment grade by Standard & Poor's Ratings Services and Moody's Investors Service, Inc., the remaining holders of such series may require us to purchase all or a portion of their notes of such series at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase.
We used the net proceeds from the December Notes to fund the acquisition of Pharmasset which was completed in January 2012 (See Note 5).
April 2019, 2024 and 2044 Senior Unsecured Notes
In March 2014, we issued senior unsecured notes due in April 2019, April 2024 and April 2044 (the April 2019 Notes, the April 2024 Notes and the April 2044 Notes, respectively, and collectively, the April Notes) in a registered offering for a total aggregate principal amount of $4.0 billion. We issued the April 2019 Notes for $500 million that pay interest at a fixed annual rate of 2.05%, the April 2024 Notes for $1.8 billion that pay interest at a fixed annual rate of 3.70% and the April 2044 Notes for $1.8 billion that pay interest at a fixed annual rate of 4.80%. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $28 million and are being amortized to interest expense over the contractual term of each of the respective notes. We recognized $132 million in interest expense in 2014 related to the contractual coupon rates and amortization of the debt discount and issuance costs for the April Notes.
The April Notes may be redeemed at our option at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an Independent Investment Banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption), discounted to the redemption date on a semiannual basis at the Treasury Rate plus 10 basis points in the case of the April 2019 Notes, 15 basis points in the case of the April 2024 Notes and 20 basis points in the case of the April 2044 Notes plus, in each case, accrued and unpaid interest on the notes to be redeemed to the date of redemption.
At any time on or after the date that is three months prior to the maturity date of the April 2024 Notes, we may redeem the April 2024 Notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption. At any time on or after the date that is six months prior to the maturity date of the April 2044 Notes, we may redeem the April 2044 Notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption.
In the event of the occurrence of both a change in control and a downgrade in the rating of the April Notes below investment grade by Standard & Poor's Ratings Services and Moody's Investors Service, Inc., the holders may require us to purchase all or a portion of their notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase.
We used the net proceeds for general corporate purposes, which include the repayment of existing indebtedness and repurchases of our common stock.
February 2020, 2025 and 2045 Senior Unsecured Notes
In November 2014, we issued senior unsecured notes due in February 2020, February 2025 and February 2045 (the February 2020 Notes, the February 2025 Notes and the February 2045 Notes, respectively, and collectively, the February Notes) in a registered offering for $500 million, $1.8 billion and $1.8 billion, respectively for an aggregate principal amount of $4.0 billion. The February 2020 Notes, February 2025 Notes and February 2045 Notes will pay interest at fixed annual rates of 2.35%, 3.50% and 4.50%, respectively. Debt issuance costs incurred in connection with the issuance of this debt totaled approximately $22 million and are being amortized to interest expense over the contractual term of each of the respective notes. We recognized $19 million in 2014 in interest expense related to the contractual coupon rates and amortization of the debt discount and issuance costs for the February Notes.

The February Notes may be redeemed at our option at any time or from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 12.5 basis points in the case of the February 2020 Notes, 20 basis points for the February 2025 Notes and 25 basis points for the February 2045 Notes. In each case, accrued and unpaid interest will also be redeemed to the date of redemption.
At any time on or after the date that is three months prior to the maturity date of the February 2025 Notes, we may redeem the February 2025 Notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption.
At any time on or after the date that is six months prior to the maturity date of the February 2045 Notes, we may redeem the February 2045 Notes, in whole or in part, at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the date of redemption.
In the event of the occurrence of a change in control and a downgrade in the rating of the February Notes below investment grade by Standard & Poor's Ratings Services and Moody's Investors Service, Inc., the holders may require us to purchase all or a portion of their February Notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase.
We will use the net proceeds for general corporate purposes, which include the repayment of existing indebtedness and repurchases of our common stock.
Credit Facilities
In January 2012, in conjunction with our acquisition of Pharmasset, we entered into a five-year $1.3 billion revolving credit facility credit agreement (the Five-Year Revolving Credit Agreement), a $750 million short-term revolving credit facility credit agreement (the Short-Term Revolving Credit Agreement) and a $1.0 billion term loan facility (the Term Loan Credit Agreement). We borrowed $750 million under the Five-Year Revolving Credit Agreement, $400 million under the Short-Term Revolving Credit Agreement and $1.0 billion under the Term Loan Credit Agreement, upon the close of the acquisition. In 2012, we fully repaid the outstanding debt under the Term Loan Credit Agreement and the Short-Term Revolving Credit Agreement, at which time both agreements terminated. During 2013, we repaid $150 million under the Five-Year Revolving Credit Agreement. During 2014, we repaid the remaining balance of $600 million that was outstanding under the Five-Year Revolving Credit Agreement.
The Five-Year Revolving Credit Agreement contains customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default. The loan bears interest at either (i) the Eurodollar Rate plus the Applicable Margin or (ii) the Base Rate plus the Applicable Margin, each as defined in the credit agreement. We may reduce the commitments and may prepay the loan in whole or in part at any time without premium or penalty. We are required to comply with certain covenants under the credit agreement and notes indentures and as of December 31, 2014, we were not in violation with any covenants.
The Five-Year Revolving Credit Agreement was inclusive of a $30 million swing line loan sub-facility and a $25 million letter of credit sub-facility. The Five-Year Revolving Credit Agreement will terminate and all amounts owed under the agreement shall be due and payable in January 2017.
Contractual Maturities of Financing Obligations
Based on the contractual due dates, the aggregate maturities of financing obligations due subsequent to December 31, 2014, are as follows (in millions):

Maturity Date	Amount
2015	$—
2016	1,199
2017	—
2018	—
2019	500
Total	$1,699

11.	COMMITMENTS AND CONTINGENCIES
Lease Arrangements
We have entered into various long-term non-cancelable operating leases for equipment and facilities. We lease facilities in Foster City, Fremont, La Verne, Palo Alto, Rancho Cucamonga, and San Dimas, California; Branford, Connecticut; and Seattle, Washington; the Dublin and Cork areas of Ireland and the London area of the United Kingdom; and Dubai, United Arab Emirates. We also have operating leases for sales, marketing and administrative facilities in Europe, Canada, South America and Asia-Pacific. Our leases expire on various dates between 2015 and 2030, with many of our leases containing options to renew. Certain facility leases also contain rent escalation clauses. Our most significant rent escalation clause is in a lease related to a facility in Seattle, Washington, which expires in 2020 and has a 10-year term. The lease provides us with three consecutive rights to extend the term of the lease through 2035 and contains an annual three percent rent escalation clause. The lease also requires us to pay additional amounts for operating expenses and maintenance. We also have leases for four corporate aircraft, with varying terms, with renewal options upon expiration of the initial lease terms.
Lease expense under our operating leases was approximately $66 million in 2014, $54 million in 2013 and $54 million in 2012. Aggregate non-cancelable future minimum rental payments under operating leases are as follows (in millions):

2015	$58
2016	53
2017	49
2018	36
2019	33
Thereafter	73
Total	$302
Legal Proceedings
We are a party to various legal actions. The most significant of these are described below. It is not possible to determine the outcome of these matters, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss.
Litigation Related to Sofosbuvir
In January 2012, we acquired Pharmasset. Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the HCV. In December 2013, we received FDA approval of sofosbuvir, now known commercially as Sovaldi. In October 2014, we also received approval of the fixed-dose combination of ledipasvir and sofosbuvir, now known commercially as Harvoni. We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combination of ledipasvir and sofosbuvir (Harvoni). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Sovaldi or Harvoni. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of Sovaldi and Harvoni. We cannot predict the ultimate outcome of intellectual property claims related to Sovaldi or Harvoni, and we have spent, and will continue to spend, significant resources defending against these claims. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Sovaldi and/or Harvoni, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially-reasonable terms or at all. We cannot predict the ultimate outcome of the intellectual property claims related to sofosbuvir and may spend significant resources enforcing and defending our patents. Any range of loss cannot be estimated at this time.
Current legal proceedings of significance regarding sofosbuvir include:
Arbitration with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc. (collectively, Roche)
Gilead (as successor to Pharmasset) is a party to a collaboration agreement with Roche. The agreement granted Roche rights to develop PSI-6130, a cytidine analog, and its prodrugs, for the treatment of HCV infection. The collaborative research efforts under the agreement ended in 2006. In March 2013, Roche served an arbitration against us and Pharmasset, predecessor to Gilead Pharmasset LLC. In the arbitration demand, Roche asserted that it had an exclusive license to sofosbuvir pursuant to the collaboration agreement because sofosbuvir, a prodrug of a uridine analog, is allegedly a prodrug of PSI-6130, a cytidine analog. Roche further claimed that, because it had exclusive rights to sofosbuvir, it also had an exclusive license to a patent covering sofosbuvir, and that we infringed that patent by selling and offering for sale products containing sofosbuvir. Gilead and Gilead Pharmasset LLC filed their response to Roche's arbitration demand in April 2013. The arbitration hearing was held in June 2014. In August 2014, the arbitration panel determined that Roche failed to establish any of their claims and ruled in our favor. As a result, Roche is not entitled to any damages or other relief.

Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc.
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ‘572 patent) and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. Our patent covers metabolites of sofosbuvir. Idenix is attempting to patent a class of compounds, including these metabolites. The purpose of the First Idenix Interference was to determine who was first to invent these compounds and therefore who is entitled to the patent claiming these compounds. In March 2013, the USPTO Patent Trial and Appeal Board (the Board) determined that Idenix is not entitled to the benefit of any of its early application filing dates because none of those patent applications, including the application granted as Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent), taught how to make the compounds in dispute. The Board also determined that because we are entitled to the filing date of our earliest application, we were first to file the patent application on the compounds in dispute, and we were therefore the “senior party” in the First Idenix Interference. On January 29, 2014, the Board determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed in the First Idenix Interference. In its decision, the Board held that Idenix failed to prove that it was first to conceive of any of the compounds in dispute. Specifically, Idenix failed to prove that the Idenix inventors had identified the structure, a method of making and a use for any of the disputed compounds. The Board went on to conclude that Idenix failed to work diligently toward making and testing the compounds in dispute during the relevant time period. Idenix has appealed the Board’s decisions to the U.S. District Court for the District of Delaware.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The Second Idenix Interference will determine who was first to invent the claimed methods of treating HCV. On January 16, 2015 the Board issued a decision in favor of Gilead in the first phase of the Second Idenix Interference. The Board decided that we were first to file the patent application on the disputed methods of treating HCV, designated Gilead as the senior party in the Second Idenix Interference, and invalidated the patent claims of the Idenix ‘600 patent that are involved in the Second Idenix Interference. As the senior party, we are presumed to be the first to have invented the disputed methods of treating HCV. Because Idenix failed to teach how to make and use the invention in its ‘600 patent, the Board invalidated the Idenix claims involved in the Second Idenix Interference for lack of enablement. The Board has also placed Idenix under an Order to Show Cause requiring Idenix to explain why judgment should not be entered against it in the Second Idenix Interference based upon the decision by the Board in the First Idenix Interference. The decision in the Second Idenix Interference is consistent with the Board’s earlier rulings in March 2013 and January 2014 in the First Idenix Interference in which Gilead was declared the senior party and the first to invent certain 2’-fluoro, methyl nucleoside compounds. These compounds are relevant to the methods of treating HCV at issue in the Second Idenix Interference.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ‘572 patent involved in the First Idenix Interference, is invalid. A trial on these issues commenced in January 2015.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's Norwegian patent corresponding to the ‘600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ‘572 patent. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. Idenix’s obligation to pay our attorneys’ fees will be stayed during the pendency of the appeal. The appeal from the March 2014 decision is scheduled to commence in February 2016.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia will infringe the Australian patent corresponding to the ‘600 patent. A trial on these issues is scheduled to commence in September 2015 in Sydney. On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi in those countries would infringe the respective national counterparts of the ‘489 patent. In the United Kingdom, a trial was held in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all claims of the ‘489 patent on multiple grounds. Specifically, the UK Court held that the ‘489 patent lacked novelty over our earlier filed patent application teaching some of the same compounds, the ’489 patent lacked an inventive step because it did not add anything to the knowledge existing at the time and the disclosure in the Idenix’s patent application was insufficient because it did not teach how to make the compounds or show which of the claimed compounds would have activity against viruses like the hepatitis C virus. The UK Court granted Idenix permission to appeal the December 1, 2014 judgment. On February 3, 2015, the German court in Düsseldorf held a hearing to determine the issue of infringement of the Idenix German patent. We do not have a trial date for the French lawsuit.
Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China. In the event such patents issue, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court in Massachusetts granted our request and transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. The district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court can be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).
Idenix was acquired by Merck in August 2014. While the acquisition does not change our view of the lack of merit in the claims made by Idenix, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
Litigation with Merck & Co., Inc.

In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and are not infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. In August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir with the apparent goal of ultimately extracting royalty payments for sofosbuvir’s commercialization, or eliminating competition by excluding it from the market. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party can appeal a decision by the District Court to the CAFC. The court has set a trial date of March 7, 2016 for this lawsuit.
Litigation with AbbVie, Inc. (AbbVie)

AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (AbbVie Patents) which purport to cover the use of a combination of ledipasvir/sofosbuvir (or Harvoni) for the treatment of HCV. Gilead is aware that AbbVie has pending patent applications in the United States and other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of ledipasvir and sofosbuvir. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.

Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie Patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of ledipasvir/sofosbuvir. In February and March 2014, AbbVie responded to our lawsuit by filing two lawsuits also in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of ledipasvir/sofosbuvir will infringe its patents. All of those lawsuits have been consolidated into a single action. In the United States, either party can appeal a decision by the District Court to the CAFC. The AbbVie Patents have not blocked or delayed the commercialization of our combination product in the United States or Europe. We do not expect any other foreign patents to block or delay the commercialization around the world. If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products.
Litigation with Generic Manufacturers
As part of the approval process for some of our products, the FDA granted us a New Chemical Entity (NCE) exclusivity period during which other manufacturers' applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. The sale of generic versions of our products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
Current legal proceedings of significance with some of our generic manufacturers include:
Mylan Inc. (Mylan)
In April 2014, we received notice that Mylan submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Mylan alleges that two of the patents associated with emtricitabine and one of our patents associated with the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Truvada. In June 2014, we filed a lawsuit against Mylan in U.S. District Court for the Northern District of West Virginia for infringement of our patents. In June 2014, we received notice that Mylan Inc. submitted petitions for Inter Partes Review (IPR) to the Board alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We opposed Mylan’s petitions. In December 2014, the USPTO Patent Trial and Appeal Board (PTAB) issued decisions denying each of Mylan’s petitions for IPR against the tenofovir disoproxil fumarate-associated patents on the grounds that Mylan had not established a reasonable likelihood of success that it would prevail in its challenge to each of these patents. Mylan has requested a rehearing on the basis that it believes the PTAB decision is wrong.
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
Teva Pharmaceuticals (Teva)
In 2011 and 2012, we received notice that Teva submitted ANDSs to the Canadian Minister of Health requesting permission to manufacture and market a generic fixed-dose combination of our Atripla, Truvada and Viread. Teva filed an Impeachment Action in the Federal Court of Canada seeking invalidation of certain of our patents associated with Atripla, Truvada and Viread. In December 2013, the court issued our requested order prohibiting the Canadian Minister of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patent in July 2017. Teva has appealed that decision. That decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Minister of Health should be prohibited from issuing the Notices of Compliance for Teva’s products. Separately, the court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for September 2016. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
Department of Justice Investigation
In June 2011, we received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In April 2014, the United States Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. In April 2014, the former employees served a First Amended Complaint. In January 2015, the federal district court issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In February 2015, the former employees served a Second Amended Complaint. We will move to dismiss the Second Amended Complaint.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

Other Commitments
In the normal course of business, we enter into various firm purchase commitments primarily related to active pharmaceutical ingredients and certain inventory related items. As of December 31, 2014, these commitments for the next five years were approximately $2.0 billion in 2015, $139 million in 2016, $136 million in 2017, $69 million in 2018 and $187 million in 2019. The amounts related to active pharmaceutical ingredients represent minimum purchase requirements. Actual payments for the purchases related to these active pharmaceutical ingredients were $1.8 billion in 2014, $2.1 billion in 2013 and $1.9 billion in 2012.

12.	STOCKHOLDERS' EQUITY
Stock Repurchase Programs
In January 2011, our Board authorized a three-year, $5.0 billion stock repurchase program (2011 Program). Under the 2011 Program we spent a total of $667 million to repurchase and retire 23 million shares of our common stock at an average purchase price of $28.93 per share in 2012; $582 million to repurchase and retire 10 million shares of our common stock at an average purchase price of $60.78 per share in 2013 and $3.3 billion to repurchase and retire 40 million shares of our common stock at an average purchase price of $83.75 per share in 2014. During the third quarter of 2014, we completed the 2011 Program.
In May 2014, our Board of Directors authorized a new stock repurchase program (2014 Program) of up to $5.0 billion of our common stock. Under the 2014 Program we spent a total of $2.0 billion to repurchase and retire 19 million shares of our common stock at an average purchase price of $103.87 per share in 2014. As of December 31, 2014, the remaining authorized amount of stock repurchases that may be made under the 2014 Program was $3.0 billion.
During 2014, we spent $5.3 billion to repurchase 59 million shares of our common stock in total at an average price of $90.29.
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
In addition to repurchases from our stock repurchase program, we repurchased shares of common stock withheld by us from employee restricted stock awards to satisfy our applicable tax withholding obligations. The following table summarizes the reduction of common stock and APIC and the charge to retained earnings as a result of our stock repurchases (in millions):

	Year ended December 31,
	2014	2013	2012
Reduction of common stock and APIC	$133	$14	$41
Charge to retained earnings	$5,475	$674	$664
Preferred Stock
We have 5 million shares of authorized preferred stock issuable in series. Our Board is authorized to determine the designation, powers, preferences and rights of any such series. There was no preferred stock outstanding as of December 31, 2014 and 2013.
Rights Plan
In September 2012, we terminated our Rights Plan which provided for the distribution of a preferred stock purchase right as a dividend for each share of our common stock.

Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated OCI by component, net of tax (in millions):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2012	$(1)	$7	$(52)	$(46)
Other comprehensive income (loss) before reclassifications	(44)	5	(60)	(99)
Amounts reclassified from accumulated other comprehensive income	—	—	21	21
Net current period other comprehensive income (loss)	(44)	5	(39)	(78)
Balance at December 31, 2013	(45)	12	(91)	(124)
Other comprehensive income (loss) before reclassifications	(9)	—	430	421
Amounts reclassified from accumulated other comprehensive income	—	—	4	4
Net current period other comprehensive income (loss)	(9)	—	434	425
Balance at December 31, 2014	$(54)	$12	$343	$301
The amounts reclassified for gains (losses) on cash flow hedges were recorded as part of product sales on our Consolidated Statements of Income. Amounts reclassified for unrealized gains (losses) on available-for-sale securities were recorded as part of other income (expense), net on our Consolidated Statements of Income.

13.	EMPLOYEE BENEFITS
2004 Equity Incentive Plan
In May 2004, our stockholders approved and we adopted the Gilead Sciences, Inc. 2004 Equity Incentive Plan (the 2004 Plan). The 2004 Plan is a broad based incentive plan that provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock awards and performance awards, to employees, directors and consultants. Under the 2004 Plan, we are authorized to issue a maximum of 50 million shares of full-value awards, such as restricted stock, restricted stock units, performance shares, performance units (to the extent settled in common stock) and phantom shares over the term of the plan. The 2004 Plan authorizes the issuance of a total of 243 million shares of common stock. As of December 31, 2014, a total of 72 million shares remain available for future grant under the 2004 Plan.
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

The following table summarizes activity and related information under our stock option plans. All option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date:

	Shares (in thousands)	Weighted- Average Exercise Price (in dollars)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	54,703	$19.34
Granted	1,184	$81.19
Forfeited	(249)	$36.00
Expired	(4)	$21.92
Exercised	(16,490)	$15.73
Outstanding at December 31, 2014	39,144	$22.63	3.8	$2,804
Exercisable at December 31, 2014	35,188	$20.18	3.3	$2,607
Expected to vest, net of estimated forfeitures at December 31, 2014	3,846	$43.85	7.7	$194
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options exercised was $1.2 billion during 2014, $837 million during 2013 and $500 million during 2012.
The weighted-average grant date fair values of the stock options granted was $27.63 per share during 2014, $12.41 per share during 2013 and $7.60 per share during 2012.
As of December 31, 2014, there was $45 million of unrecognized compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 1.8 years.
Performance-Based Restricted Stock Units
Under the 2004 Plan, we grant PSUs which vest upon the achievement of specified market or performance goals, which could include achieving a total shareholder return compared to a pre-determined peer group or achieving revenue targets. The actual number of common shares ultimately issued is calculated by multiplying the number of PSUs by a payout percentage ranging from 0% to 200% and these awards generally vest only when a committee (or subcommittee) of our Board has determined that the specified market and performance goals have been achieved. The fair value of each PSU is estimated at the date of grant or when performance objectives are defined for the grants. Depending on the terms of the award, fair value on the date of grant is determined based on either the Monte Carlo valuation methodology or the stock price on the date of grant.
In addition, we have also granted other PSUs to certain of our employees under the 2004 Plan. The vesting of these awards is subject to the achievement of specified individual performance goals, typically within a one year period. The fair value of such an award is equal to the closing price of our common stock on the grant date.

The following table summarizes activity and related information for all of our PSUs:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value Per Share (1) (in dollars)
Outstanding at December 31, 2013	2,028	$27.20
Granted	602	$56.38
Vested	(1,780)	$25.58
Forfeited	(23)	$42.16
Outstanding at December 31, 2014	827	$51.52
(1) Weighted-average grant-date fair value per share excludes shares related to grants that currently have no grant-date fair value as the performance objectives have not yet been defined.
The weighted-average grant date fair values of our PSUs granted was $56.38 per share during 2014, $30.16 per share during 2013 and $20.67 per share during 2012. The total fair value of our PSUs vested was $46 million during 2014, $11 million during 2013 and $20 million during 2012.

We recognized stock-based compensation expenses of $57 million during 2014, $25 million during 2013 and $24 million during 2012 related to these PSUs. As of December 31, 2014, there was $10 million of unrecognized compensation costs related to these PSUs, which is expected to be recognized over an estimated weighted-average period of 0.8 years.
Restricted Stock Units
We grant time-based RSUs to certain employees as part of our annual employee equity compensation review program as well as to new hire employees and to non-employee members of our Board. RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. For awards granted prior to 2011to employees, RSUs vest ratably on an annual basis over five years from the date of grant. Starting January 1, 2011, RSUs vest over four years from the date of grant.
The fair value of an RSU is equal to the closing price of our common stock on the grant date. The following table summarizes our RSU activities and related information:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value Per Share (in dollars)
Outstanding at December 31, 2013	17,353	$32.89
Granted and assumed	4,225	$86.75
Vested	(6,110)	$29.74
Forfeited	(985)	$41.13
Outstanding at December 31, 2014	14,483	$49.37
The weighted-average grant date fair values of RSUs granted was $86.75 per share during 2014, $48.61 per share during 2013 and $27.75 per share during 2012.The total fair value of RSUs that vested was $182 million during 2014, $118 million during 2013 and $60 million during 2012.
As of December 31, 2014, there was $481 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan, as amended, and the International Employee Stock Purchase Plan (together, the ESPP), employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date. The ESPP offers a two-year look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. ESPP purchases are settled with common stock from the ESPP's previously authorized and available pool of shares. During 2014, 2 million shares were issued under the ESPP for $72 million. A total of 67 million shares of common stock have been reserved for issuance under the ESPP, and there were 4 million shares available for issuance under the ESPP as of December 31, 2014.
As of December 31, 2014, there was $29 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over an estimated weighted-average period of 0.7 years.
Stock-Based Compensation
The following table summarizes the stock-based compensation expenses included in our Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2014	2013	2012
Cost of goods sold	$10	$7	$7
Research and development expenses	152	109	187
Selling, general and administrative expenses	198	136	209
Stock-based compensation expense included in total costs and expenses	360	252	403
Income tax effect	(64)	(67)	(56)
Stock-based compensation expense, net of tax	$296	$185	$347

We capitalized stock-based compensation costs to inventory totaling $12 million in 2014, $9 million in 2013 and $7 million in 2012. The capitalized stock-based compensation costs remaining in inventory were $6 million as of December 31, 2014, $4 million as of December 31, 2013 and $2 million as of December 31, 2012. Total stock-based compensation for the year ended December 31, 2012 included $100 million and $94 million in R&D and SG&A expenses, respectively, related to the acceleration of unvested stock options in connection with the acquisition of Pharmasset, which closed during the first quarter of 2012.
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

	Year Ended December 31,
	2014	2013	2012
Expected volatility:
Stock options	34%	29%	30%
ESPP	32%	31%	32%
Expected term in years:
Stock options	5.5	5.7	5.9
ESPP	1.2	1.2	1.3
Risk-free interest rate:
Stock options	1.8%	1.1%	1.1%
ESPP	1.5%	1.1%	0.7%
Expected dividend yield	—%	—%	—%
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
Deferred Compensation
We maintain a retirement saving plan under which eligible U.S. employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (Gilead Plan). In certain foreign subsidiaries, we maintain defined benefit plans as required by local regulatory requirements. Our total matching contribution expense under the Gilead Plan and other defined benefit plans was $40 million during 2014, $32 million during 2013 and $27 million during 2012.

14.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options, PSUs and the assumed exercise of warrants relating to our convertible senior notes, including the May 2013 Notes, the May 2014 Notes and the May 2016 Notes are determined under the treasury stock method.
Because the principal amount of the May 2013 Notes, May 2014 Notes and May 2016 Notes have been or will be settled in cash, only the conversion spread relating to the respective notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the May 2014 Notes and May 2016 Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion price of $22.54 for the May 2014 Notes and $22.71 for the May 2016 Notes. Warrants relating to the May 2014 Notes and May 2016 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants' exercise price of $28.38 for the May 2014 Notes and $30.05 for the May 2016 Notes.
Our May 2013 Notes and May 2014 Notes matured and as a result, we have only included their impact for the periods they were outstanding on our net income per share calculations for the periods shown. Our common stock resulting from the assumed settlement of the conversion spread of the May 2013 Notes and May 2014 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price of $19.05 for the May 2013 Notes and $22.54 for the May 2014 Notes. Warrants related to our May 2013 Notes and May 2014 Notes settled and as a result, we have only included their impact for the period they were outstanding on our net income per share calculations. The related warrants had a dilutive effect when the average market price of our common stock during the period exceeded the warrants' exercise price of $26.95 for the May 2013 Notes and $28.38 for the May 2014 Notes.
We have excluded stock options to purchase approximately 1 million weighted-average shares of our common stock that were outstanding during 2014, less than 1 million weighted-average shares during 2013 and 5 million weighted-average shares during 2012 in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Gilead	$12,101	$3,075	$2,592
Shares used in per share calculation — basic	1,522	1,529	1,515
Effect of dilutive securities:
Stock options and equivalents	33	40	33
Conversion spread related to the May 2013 Notes	—	4	11
Conversion spread related to the May 2014 Notes	2	27	11
Conversion spread related to the May 2016 Notes	28	32	11
Warrants related to the May Notes	62	63	2
Shares used in per share calculation — diluted	1,647	1,695	1,583
Net income per share attributable to Gilead common stockholders — basic	$7.95	$2.01	$1.71
Net income per share attributable to Gilead common stockholders — diluted	$7.35	$1.81	$1.64

15.	SEGMENT INFORMATION
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

Product sales consist of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Antiviral products:
Sovaldi	$10,283	$139	$—
Atripla	3,470	3,648	3,574
Truvada	3,340	3,136	3,181
Harvoni	2,127	—	—
Complera/Eviplera	1,228	810	342
Stribild	1,197	539	58
Viread	1,058	959	849
Other antiviral	88	111	138
Total antiviral products	22,791	9,342	8,142
Other products:
Letairis	595	520	410
Ranexa	510	449	373
AmBisome	388	352	346
Zydelig	23	—	—
Other	167	141	127
Total product sales	$24,474	$10,804	$9,398
The following table summarizes total revenues from external customers and collaboration partners by geographic region (in millions). Product sales and product-related contract revenue are attributed to regions based on ship-to location. Royalty and non-product related contract revenue are attributed to regions based on the location of the collaboration partner.

	Year Ended December 31,
	2014	2013	2012
Revenues:
United States	$18,182	$6,695	$5,592
Europe	5,442	3,614	3,333
Other countries	1,266	893	777
Total revenues	$24,890	$11,202	$9,702
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Year Ended December 31,
	2014	2013	2012
AmerisourceBergen Corp.	25%	13%	11%
McKesson Corp.	24%	16%	16%
Cardinal Health, Inc.	14%	17%	19%
Long-lived Assets
At December 31, 2014, the net book value of our property, plant and equipment (less office and computer equipment) in the United States, Ireland and Canada was $1.3 billion, $127 million, and $86 million, respectively. At December 31, 2013, the net book value of our property, plant and equipment (less office and computer equipment) in the United States, Ireland and Canada was $883 million, $118 million and $55 million, respectively.

16.    INCOME TAXES
The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Federal:
Current	$2,810	$1,156	$1,003
Deferred	(190)	(71)	(25)
	2,620	1,085	978
State:
Current	152	62	49
Deferred	(30)	(22)	(15)
	122	40	34
Foreign:
Current	85	46	28
Deferred	(30)	(20)	(2)
	55	26	26
Provision for income taxes	$2,797	$1,151	$1,038
Foreign pre-tax income was $8.2 billion in 2014, $738 million in 2013 and $885 million in 2012. The cumulative unremitted foreign earnings that are considered indefinitely reinvested in our foreign subsidiaries and for which no U.S. taxes have been provided, were approximately $15.6 billion as of December 31, 2014 and $8.6 billion as of December 31, 2013. The residual U.S. tax liability, if such amounts were remitted, would be approximately $5.5 billion as of December 31, 2014 and $3.0 billion as of December 31, 2013.
The reconciliation between the federal statutory tax rate applied to income before taxes and our effective tax rate is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.6%	0.5%	0.5%
Foreign earnings at different rates	(16.9)%	(6.6)%	(8.5)%
Research and other credits	(0.9)%	(3.0)%	(0.4)%
Net unbenefitted stock compensation	0.2%	0.6%	0.3%
Other	0.8%	0.8%	1.8%
Effective tax rate	18.8%	27.3%	28.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$215	$228
Stock-based compensation	157	149
Reserves and accruals not currently deductible	383	256
Deferred revenue	46	42
Depreciation related	55	51
Research and other credit carryforwards	91	56
Other, net	125	73
Total deferred tax assets before valuation allowance	1,072	855
Valuation allowance	(9)	(9)
Total deferred tax assets	1,063	846
Deferred tax liabilities:
Intangibles	(328)	(368)
Unremitted foreign earnings	(16)	(16)
Other	(34)	(25)
Total deferred tax liabilities	(378)	(409)
Net deferred tax assets	$685	$437
The valuation allowance was $9 million as of December 31, 2014, December 31, 2013 and December 31, 2012. We have concluded, based on the standard set forth in the Financial Accounting Standards Board Accounting Standards Codification related to Income Taxes, that it is more likely than not that we will not realize any benefit from the deferred tax assets related to certain state net operating loss and credit carryforwards.
At December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $397 million. The federal net operating loss carryforwards will start to expire in 2019, if not utilized. We also had federal tax credit carryforwards of approximately $9 million which will start to expire in 2017, if not utilized. In addition, we had state net operating loss and tax credit carryforwards of approximately $1.2 billion and $163 million, respectively. The state net operating loss and tax credit carryforwards will start to expire in 2015 if not utilized.
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
We have total federal, state and foreign unrecognized tax benefits of $661 million as of December 31, 2014 and $237 million as of December 31, 2013. Of the total unrecognized tax benefits, $602 million and $195 million at December 31, 2014 and 2013, respectively, if recognized, would reduce our effective tax rate in the period of recognition. We have continued to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Consolidated Statements of Income. We had accrued interest and penalties related to unrecognized tax benefits of $18 million as of December 31, 2014 and 2013.

As of December 31, 2014, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $12 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.
The following is a rollforward of our total gross unrecognized tax benefit liabilities for the years ended December 31, 2014, 2013 and 2012 (in millions):

	December 31,
	2014	2013	2012
Balance, beginning of period	$237	$157	$147
Tax positions related to current year:
Additions	430	112	26
Reductions	—	—	—
Tax positions related to prior years:
Additions	21	13	2
Reductions	(20)	—	(13)
Settlements	(5)	(39)	—
Lapse of statute of limitations	(2)	(6)	(5)
Balance, end of period	$661	$237	$157

17.	SUBSEQUENT EVENTS
On February 3, 2015, we announced that our Board of Directors authorized a new $15.0 billion five-year share repurchase program, which we will initiate in 2015 on the completion of our 2014 Program.
On February 3, 2015, we also announced that the initiation of a quarterly dividend of $0.43 per share that will begin in the second quarter of 2015 subject to a declaration by our Board of Directors. The quarterly dividend is equivalent to $1.72 per share on an annual basis.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following amounts are in millions, except per share amounts:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Total revenues	$4,999	$6,535	$6,042	$7,314
Gross profit on product sales	$4,058	$5,488	$4,981	$6,159
Net income	$2,223	$3,650	$2,724	$3,462
Net income attributable to Gilead	$2,227	$3,656	$2,731	$3,487
Net income per share attributable to Gilead common stockholders-basic	$1.45	$2.39	$1.80	$2.32
Net income per share attributable to Gilead common stockholders-diluted	$1.33	$2.20	$1.67	$2.18
2013
Total revenues	$2,532	$2,767	$2,783	$3,120
Gross profit on product sales	$1,759	$1,973	$2,028	$2,185
Net income	$718	$768	$784	$787
Net income attributable to Gilead	$722	$773	$789	$791
Net income per share attributable to Gilead common stockholders-basic	$0.47	$0.51	$0.51	$0.52
Net income per share attributable to Gilead common stockholders-diluted	$0.43	$0.46	$0.47	$0.47

GILEAD SCIENCES, INC.
Schedule II: Valuation and Qualifying Accounts
(in millions)

	Balance at Beginning of Period	Additions/Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2014:
Accounts receivable allowances (1)	$252	$2,867	$2,763	$356
Sales return allowance	$82	$104	$15	$171
Valuation allowances for deferred tax assets (2)	$9	$—	$—	$9
Year ended December 31, 2013:
Accounts receivable allowances (1)	$188	$1,870	$1,806	$252
Sales return allowance	$73	$21	$12	$82
Valuation allowances for deferred tax assets (2)	$9	$—	$—	$9
Year ended December 31, 2012:
Accounts receivable allowances (1)	$154	$1,379	$1,345	$188
Sales return allowance	$52	$31	$10	$73
Valuation allowances for deferred tax assets (2)	$9	$—	$—	$9

(1)	Allowances are for doubtful accounts, cash discounts and chargebacks.
(2)	Valuation allowance for deferred tax assets includes $6 million and $7 million as of December 31, 2014 and 2013, respectively, related to our acquisitions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation as of December 31, 2014 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2014.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2014. Their report on the audit of internal control over financial reporting appears below.
(c) Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Gilead Sciences, Inc.
We have audited Gilead Sciences, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gilead Sciences, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Gilead Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Gilead Sciences, Inc. and our report dated February 25, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Redwood City, California
February 25, 2015

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2015 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Nominees,” “Board Committees and Meetings,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Index list to Consolidated Financial Statements:

(2) Schedule II is included on page 119 of this report. All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.
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

*(6)	4.3	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

*(6)	4.4	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

*(7)	4.5
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2014 Note, Form of 2016 Note, Form of 2021 Note, Form of 2041 Note)

(1)	4.6
Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2019 Note, Form of 2024 Note, Form of 2044 Note)

*(8)	10.1	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

*(8)	10.2	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(8)	10.3	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

*(8)	10.4	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

*(9)	10.5	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

*(9)	10.6	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(9)	10.7	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

*(9)	10.8	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

*(9)	10.9	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

*(9)	10.10	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(9)	10.11	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

*(9)	10.12	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

*(10)	10.13
5-Year Revolving Credit Facility Credit Agreement among Registrant and Gilead Biopharmaceutics Ireland UC (formerly Gilead Biopharmaceutics Ireland Corporation), as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, certain other lenders parties thereto, Barclays Capital, as Syndication Agent, and Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo Bank, N.A., as Co-Documentation Agents, dated as of January 12, 2012

*(10)	10.14	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(3)	10.15	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(11)	10.16	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(12)	10.17	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(13)	10.18	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(14)	10.19	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(15)	10.20	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(12)	10.21	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(12)	10.22	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(12)	10.23	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(13)	10.24	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(16)	10.25	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(16)	10.26	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(17)	10.27	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2014)

*(18)	10.28	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(13)	10.29	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(16)	10.30	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(17)	10.31	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2014)

*(16)	10.32	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(13)	10.33	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(14)	10.34	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(15)	10.35	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(16)	10.36	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(19)	10.37	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(20)	10.38	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(21)	10.39	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(13)	10.40	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(22)	10.41	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(15)	10.42	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(16)	10.43	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(23)	10.44	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(22)	10.45	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(23)	10.46	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(24)	10.47	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(19)	10.48	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(11)	10.49	Gilead Sciences, Inc. Corporate Bonus Plan

*(25)	10.50	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(26)	10.51	2015 Base Salaries for the Named Executive Officers

*(27)	10.52	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(28)	10.53	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(29)	10.54	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(14)	10.55	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+ (30)	10.56
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+ (12)	10.57	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+ (31)	10.58
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

+ (32)	10.59	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+ (30)	10.60	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (33)	10.61	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (34)	10.62
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+ (35)	10.63	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+ (35)	10.64
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+ (36)	10.65	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+ (37)	10.66	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+ (37)	10.67	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+ (37)	10.68	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+ (37)	10.69	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(38)	10.70	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(39)	10.71	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+	10.76	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(40)	10.77	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(41)	10.78	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

	21.1	Subsidiaries of Registrant

	23.1	Consent of Independent Registered Public Accounting Firm

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101***
The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012 (v) Consolidated Statements of Cash Flows for years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 7, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(17)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(26)	Information is included in Registrant's Current Report on Form 8-K filed on January 28, 2015, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(34)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

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

Signature	Title	Date

/S/ JOHN C. MARTIN	Chairman and Chief Executive Officer	February 25, 2015
John C. Martin, Ph.D.	(Principal Executive Officer)

/S/ ROBIN L. WASHINGTON	Executive Vice President and Chief Financial Officer	February 25, 2015
Robin L. Washington	(Principal Financial and Accounting Officer)

/S/ JOHN F. COGAN	Director	February 25, 2015
John F. Cogan

/S/ ETIENNE F. DAVIGNON	Director	February 25, 2015
Etienne F. Davignon

/S/ CARLA A. HILLS	Director	February 25, 2015
Carla A. Hills

/S/ KEVIN E. LOFTON	Director	February 25, 2015
Kevin E. Lofton

/S/ JOHN W. MADIGAN	Director	February 25, 2015
John W. Madigan

/S/ NICHOLAS G. MOORE	Director	February 25, 2015
Nicholas G. Moore

/S/ RICHARD J. WHITLEY	Director	February 25, 2015
Richard J. Whitley

/S/ GAYLE E. WILSON	Director	February 25, 2015
Gayle E. Wilson

/S/ PER WOLD-OLSEN	Director	February 25, 2015
Per Wold-Olsen